Form 10-K
period 1993-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 1994-03-30
CIK 5272

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    /x/          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1993
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    / /        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the Transition period from______to____________
                         Commission file number 0-4652

                       AMERICAN INTERNATIONAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                        13-2592361
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)
   70 Pine Street, New York, New York                             10270
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code (212) 770-7000

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
          Title of each class                           which registered
Common Stock, Par Value $2.50 Per Share          New York Stock Exchange, Inc.


Securities registered pursuant to Section 12(g) of the Act:
          Title of each class
                 None


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes       X                   No
                         ------------                  -------------
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

    The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on January 31, 1994 was approximately $ 20,974,828,000 computed upon the basis of the closing sales price of the Common Stock on that date.

    As of January 31, 1994, there were outstanding 317,648,221 shares of Common Stock, $2.50 par value, of the registrant.

                     Documents Incorporated by Reference:

    The registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 16, 1994 is incorporated by reference in
Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

    American International Group, Inc. ("AIG"), a Delaware corporation, is a holding company which through its subsidiaries is primarily engaged in a broad range of insurance and insurance-related activities in the United States and abroad. AIG's primary activities include both general and life insurance operations. The principal insurance company subsidiaries are American Home Assurance Company ("American Home"), National Union Fire Insurance Company of Pittsburgh, Pa. ("National Union"), New Hampshire Insurance Company ("New Hampshire"), Lexington Insurance Company ("Lexington"), American International Underwriters Overseas, Ltd. ("AIUO"), American Life Insurance Company ("ALICO"), American International Assurance Company, Limited ("AIA"), Nan Shan Insurance Company, Ltd. ("Nan Shan"), The Philippine American Life Insurance Company ("PHILAM"), American International Reinsurance Company, Ltd. and United Guaranty Residential Insurance Company. Other significant activities are financial services and agency and service fee operations. For information on AIG's business segments, see Note 19 of Notes to Financial Statements.

    All per share information herein gives retroactive effect to all stock dividends and stock splits. As of January 31, 1994, beneficial ownership of approximately 15.9 percent, 3.7 percent and 2.4 percent of AIG's Common Stock, $2.50 par value ("Common Stock"), was held by Starr International Company, Inc. ("SICO"), The Starr Foundation and C. V. Starr & Co., Inc. ("Starr"), respectively.

    At December 31, 1993, AIG and its subsidiaries had approximately 33,000 employees.

    The following table shows the general development of the business of AIG on a consolidated basis, the contributions made to AIG's consolidated revenues and operating income and the assets held, in the periods indicated by its general insurance, life insurance, agency and service fee and financial services operations, equity in income of minority-owned reinsurance companies and realized capital gains. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 19 of Notes to Financial Statements.)

(in thousands)
- ------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                              1993             1992              1991               1990                1989
====================================================================================================================================
GENERAL INSURANCE OPERATIONS:
  Gross premiums written                     $  14,901,255     $ 13,615,715      $ 13,336,248       $ 11,926,850     $ 11,615,938
  Net premiums written                          10,025,903        9,138,528         9,146,394          9,267,201        8,940,427
  Net premiums earned                            9,566,640        9,209,390         9,104,632          9,149,414        8,529,106
  Adjusted underwriting profit (loss)(a)            10,391         (195,084)           (4,809)            75,184           57,084
  Net investment income                          1,340,480        1,252,086         1,163,461          1,059,161          954,867
  Realized capital gains                            65,264           67,134            89,275            120,000           86,050
  Operating income                               1,416,135        1,124,136         1,247,927          1,254,345        1,098,001
  Identifiable assets                           46,981,720       42,416,509        29,278,641         27,993,993       25,124,984
LIFE INSURANCE OPERATIONS:
  Premium income                                 5,746,046        4,853,087         4,059,354          3,477,598        2,994,882
  Net investment income                          1,499,714        1,313,838         1,139,793            977,343          805,542
  Realized capital gains (losses)                   54,576           43,257            23,219             (6,347)          42,206
  Operating income                                 781,611          667,453           561,839            462,862          453,960
  Identifiable assets                           28,381,164       23,472,687        19,986,909         16,319,156       13,630,174
  Insurance in-force at end of year            257,162,102      210,605,862       193,226,288        160,373,296      131,983,324
AGENCY AND SERVICE FEE OPERATIONS:
  Commissions, management and other fees           237,738          225,686           211,210            205,679          209,578
  Net investment income                              1,903            2,611             4,754              5,226            6,083
  Operating income                                  60,247           52,570            46,202             36,663           34,911
  Identifiable assets                              179,297          157,280           188,638            168,846          150,509
FINANCIAL SERVICES OPERATIONS:
  Commissions, transaction and other fees        1,595,449        1,404,902         1,073,553            704,201          504,777
  Operating income                                 390,038          346,442           222,156            132,505          149,798
  Identifiable assets                           25,514,258       27,138,230        20,485,838         14,472,483        6,866,037
EQUITY IN INCOME OF MINORITY-OWNED
  REINSURANCE OPERATIONS                            39,589           27,929            28,806             24,050           21,496
OTHER REALIZED CAPITAL LOSSES                      (12,742)         (11,293)          (14,144)           (14,258)          (4,563)
REVENUES (b)                                    20,134,657       18,388,627        16,883,913         15,702,067       14,150,024
TOTAL ASSETS                                   101,014,848       92,722,182        69,389,468         58,201,835       46,036,966
====================================================================================================================================

(a) Adjusted underwriting profit (loss) is statutory underwriting income (loss) adjusted primarily for changes in deferral of acquisition costs. This adjustment is necessary to present the financial statements in accordance with generally accepted accounting principles.

(b) Represents the sum of general net premiums earned, life premium income, agency commissions, management and other fees, net investment income, financial services commissions, transaction and other fees, equity in income of minority-owned reinsurance operations and realized capital gains.

    The following table shows identifiable assets, revenues and income derived from operations in the United States and Canada and from operations in other countries for the year ended December 31, 1993. (See also Note 19 of Notes to Financial Statements.)

(dollars in thousands)
- ----------------------------------------------------------------------------------------------------------------------------
                                                                                                       PERCENT OF TOTAL
                                                                                                 ---------------------------
                                                                 UNITED STATES          OTHER    UNITED STATES         OTHER
                                                         TOTAL      AND CANADA      COUNTRIES       AND CANADA     COUNTRIES
============================================================================================================================
GENERAL INSURANCE OPERATIONS:
  Net premiums earned                              $  9,566,640      $6,664,792   $ 2,901,848          69.7%          30.3%
  Adjusted underwriting profit (loss)                    10,391        (130,275)      140,666            --             --
  Net investment income                               1,340,480       1,085,953       254,527          81.0           19.0
  Realized capital gains                                 65,264          27,341        37,923          41.9           58.1
  Operating income                                    1,416,135         983,019       433,116          69.4           30.6
  Identifiable assets                                46,981,720      37,334,348     9,647,372          79.5           20.5
LIFE INSURANCE OPERATIONS:
  Premium income                                      5,746,046         268,358     5,477,688           4.7           95.3
  Net investment income                               1,499,714         471,459     1,028,255          31.4           68.6
  Realized capital gains                                 54,576          24,133        30,443          44.2           55.8
  Operating income                                      781,611          43,455       738,156           5.6           94.4
  Identifiable assets                                28,381,164       6,959,646    21,421,518          24.5           75.5
AGENCY AND SERVICE FEE OPERATIONS:
  Commissions, management and other fees                237,738         232,937         4,801          98.0            2.0
  Net investment income                                   1,903           1,879            24          98.7            1.3
  Operating income                                       60,247          56,066         4,181          93.1            6.9
  Identifiable assets                                   179,297         161,673        17,624          90.2            9.8
FINANCIAL SERVICES OPERATIONS:
  Commissions, transaction and other fees             1,595,449       1,200,420       395,029          75.2           24.8
  Operating income                                      390,038         276,995       113,043          71.0           29.0
  Identifiable assets                                25,514,258      20,239,195     5,275,063          79.3           20.7
EQUITY IN INCOME OF MINORITY-OWNED
  REINSURANCE OPERATIONS                                 39,589          37,237         2,352          94.1            5.9
OTHER REALIZED CAPITAL GAINS (LOSSES)                   (12,742)        (27,778)       15,036            --             --
INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES                        2,601,081       1,329,908     1,271,173          51.1           48.9
REVENUES                                             20,134,657       9,986,731    10,147,926          49.6           50.4
TOTAL ASSETS                                        101,014,848      64,482,527    36,532,321          63.8           36.2
==========================================================================================================================

GENERAL INSURANCE OPERATIONS

AIG's general insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance. One or more of these companies is licensed to write substantially all of these lines in all states of the United States and in more than 100 foreign countries.

    AIG's business derived from brokers in the United States and Canada is conducted through its domestic brokerage division, consisting of American Home, National Union, Lexington and certain other insurance company subsidiaries of AIG. Also included are the operations of New Hampshire and its subsidiaries, which were restructured in 1992, thus completing the withdrawal of these companies from an agency production system. New Hampshire is now integrated into this division as the AIG company focusing specifically on providing AIG products and services through brokers to middle market companies.

    The domestic brokerage division accepts business mainly from insurance brokers, enabling selection of specialized markets and retention of underwriting control. Any licensed broker is able to submit business to these companies without the traditional agent-company contractual relationship, but such broker usually has no authority to commit the companies to accept a risk.

    In addition to writing substantially all classes of business insurance, including large commercial or industrial property insurance, excess liability, inland marine, workers' compensation and excess and umbrella coverages, the domestic brokerage division offers many specialized forms of insurance such as directors and officers liability, difference-in-conditions, kidnap-ransom, export credit and political risk, and various types of professional errors and omissions coverages. Lexington writes surplus lines, those risks for which conventional insurance companies do not readily provide insurance coverage, either because of complexity or because the coverage does not lend itself to conventional contracts.

    Audubon Insurance Company and its subsidiaries ("Audubon") conduct agency marketing of personal and small commercial coverages in certain Southern and Western States.

In early 1994, AIG announced that it was considering the sale of Audubon, since its agency operations do not have a strategic fit with AIG's brokerage operations.

    American International Insurance Company ("AIIC") engages in mass marketing of personal lines coverages. Since 1992, AIIC increased its participation in non-standard auto business in urban markets.

    The business of United Guaranty Corporation ("UGC") and its subsidiaries is also included in the domestic operations of AIG. The principal business of the UGC subsidiaries is the writing of residential mortgage loan insurance, which is guaranty insurance on conventional first mortgage loans on single-family dwellings and condominiums. Such insurance protects lenders against loss if borrowers default. UGC subsidiaries also write commercial mortgage loan insurance covering first mortgage loans on commercial real estate, home equity and property improvement loan insurance on loans to finance residential property improvements, alterations and repairs and for other purposes not necessarily related to real estate, and rent guaranty insurance on commercial and industrial real estate.

    AIG's foreign general insurance business comprises primarily risks underwritten through American International Underwriters ("AIU"), a marketing unit consisting of wholly owned agencies and insurance companies. It also includes business written by foreign-based insurance subsidiaries of AIUO for their own accounts. In general, the same types of policies and marketing methods, with certain refinements for local laws, customs and needs, are used in these foreign operations as have been described above in connection with the domestic operations.

    During 1993 domestic general and foreign general insurance business accounted for 69.9 percent and 30.1 percent, respectively, of AIG's net premiums written.

    AIG's general insurance company subsidiaries worldwide operate primarily by underwriting and accepting any size risk for their direct account and securing reinsurance on that portion of the risk in excess of the limit which they wish to retain. This operating policy differs from that of many insurance companies which will underwrite only up to their net retention limit, thereby requiring the broker or agent to secure commitments from other underwriters for the remainder of the gross risk amount.

    The following table summarizes general insurance premiums written and earned:

(dollars in thousands)
- ---------------------------------------------------------------------------------------------------------------------------------
                                         1993                                 1992                               1991
                               --------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,       WRITTEN            EARNED           Written            Earned            Written            Earned
=================================================================================================================================
Gross premiums             $14,901,255       $14,405,992       $13,615,715       $13,616,700        $13,336,248       $13,234,486
Reinsurance ceded           (4,875,352)       (4,839,352)       (4,477,187)       (4,407,310)        (4,189,854)       (4,129,854)
- ---------------------------------------------------------------------------------------------------------------------------------
Net premiums               $10,025,903       $ 9,566,640       $ 9,138,528       $ 9,209,390        $ 9,146,394       $ 9,104,632
=================================================================================================================================

    The utilization of reinsurance is closely monitored by an internal reinsurance security committee, consisting of members of AIG's Senior Management. No single reinsurer is a material reinsurer to AIG nor is AIG's business substantially dependent upon any reinsurance contract. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 of Notes to Financial Statements.)

    AIG is well diversified both in terms of lines of business and geographic locations. Of the general insurance lines of business, workers' compensation was approximately 18 percent of AIG's net premiums written. This line is well diversified geographically and is generally written on a retrospectively rated basis which reduces its exposure to material uncertainty or risks.

    Notwithstanding the above, the majority of AIG's insurance business is in the casualty classes, which tend to involve longer periods of time for the reporting and settling of claims. This may increase the risk and uncertainty with respect to AIG's loss reserve development. (See also the Discussion and Analysis of Consolidated Net Loss and Loss Expense Reserve Development and Management's Discussion and Analysis of Financial Condition and Results of Operations.)

    The following table is a summary of the general insurance operations, including statutory ratios, by major operating category for the year ended December 31, 1993. (See also Note 19(b) of Notes to Financial Statements.)

(dollars in thousands)
- ------------------------------------------------------------------------------------------------------------------
                                                                          RATIO OF           RATIO OF
                                                                        LOSSES AND       UNDERWRITING
                                                                     LOSS EXPENSES           EXPENSES
                                             NET PREMIUMS              INCURRED TO        INCURRED TO
                                  -------------------------------     NET PREMIUMS       NET PREMIUMS     COMBINED
                                     WRITTEN               EARNED           EARNED            WRITTEN        RATIO
==================================================================================================================
Foreign                          $ 3,019,300           $2,901,800             60.6               34.3         94.9
Commercial casualty(a)             5,368,200            5,174,300             82.1               13.4         95.5
Commercial property                  241,400              180,700            108.2               21.8        130.0
Pools and associations(b)            746,400              723,100            135.8               16.3        152.1
Personal lines(c)                    471,800              432,400             80.1               24.0        104.1
Mortgage guaranty                    178,800              154,300             30.2               28.6         58.8
- ------------------------------------------------------------------------------------------------------------------
Total                            $10,025,900           $9,566,600             79.2               20.9        100.1
==================================================================================================================

(a) Including workers' compensation and retrospectively rated risks.
(b) Including involuntary pools.
(c) Including mass marketing and specialty programs.

    Statutory loss and expense ratios of AIG's consolidated general insurance operations are set forth in the following table. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

(dollars in thousands)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                  RATIO OF        RATIO OF
                                                                LOSSES AND    UNDERWRITING
                                                             LOSS EXPENSES        EXPENSES
                                      NET PREMIUMS             INCURRED TO     INCURRED TO                                 INDUSTRY
                           -------------------------------    NET PREMIUMS    NET PREMIUMS    COMBINED    UNDERWRITING     COMBINED
YEARS ENDED DECEMBER 31,       WRITTEN              EARNED          EARNED         WRITTEN       RATIO          MARGIN       RATIO*
===================================================================================================================================
1993                       $10,025,903          $9,566,640            79.2            20.9       100.1           (0.1)        110.3
1992                         9,138,528           9,209,390            81.5            20.9       102.4           (2.4)        119.1
1991                         9,146,394           9,104,632            78.9            21.5       100.4           (0.4)        109.5
1990                         9,267,201           9,149,414            78.2            21.4        99.6            0.4         109.4
1989                         8,940,427           8,529,106            79.5            20.5       100.0             --         109.7
===================================================================================================================================

* Source: Best's Aggregates & Averages (Stock insurance companies, after dividends to policyholders). The ratio for 1993 reflects estimated results provided by Conning & Company.

    During 1993, of the direct general insurance premiums written (gross premiums less return premiums and cancellations, excluding reinsurance assumed and before deducting reinsurance ceded), 10.0 percent and 10.6 percent were written in California and New York, respectively (no other state accounted for more than 5 percent of such premiums).

    There was no significant adverse effect on AIG's results of operations from the economic environments in any one state, country or geographic region for the year ended December 31, 1993. During that year, 32.2 percent of general insurance premiums were written outside of the United States and Canada.

DISCUSSION AND ANALYSIS OF CONSOLIDATED NET LOSS AND LOSS EXPENSE RESERVE DEVELOPMENT

The reserve for net losses and loss expenses is exclusive of applicable reinsurance and represents the accumulation of estimates for reported losses ("case basis reserves") and provisions for losses incurred but not reported ("IBNR"). AIG does not discount its loss reserves other than for very minor amounts related to certain workers' compensation claims.

    Loss reserves established with respect to foreign business are set and monitored in terms of the respective local or functional currency. Therefore, no assumption is included for changes in currency rates. (See also Note 1(t) of Notes to Financial Statements.) Losses and loss expenses are charged to income as incurred.

    Management continually reviews the adequacy of established loss reserves through the utilization of a number of analytical reserve development techniques (discussed below). Through the use of these techniques, management is able to monitor the adequacy of its established reserves, including the appropriate assumptions for inflation. Also, through reactions to the emergence of specific development patterns, such as case reserve redundancies or deficiencies and IBNR emergence, management is able to currently determine any required adjustments. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

    The "Analysis of Consolidated Net Loss and Loss Expense Reserve Development", which follows, presents the development of net loss and loss expense reserves for calendar years 1983 through 1993. The upper half of the table shows the cumulative amounts paid during successive years related to the opening loss reserves. For example, with respect to the net loss and loss expense reserve of $2,800.1 million as of December 31, 1983, by the end of 1993 (ten years later) $2,998.3 million had actually been paid in settlement of these net loss reserves. In addition, as reflected in the lower section of the table, the original reserve of $2,800.1 million was reestimated to be $3,361.5 million at December 31, 1993. This increase from the original estimate would generally be a combination of a number of factors, including reserves being settled for larger amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The redundancy (deficiency) depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective column heading. For example, the deficiency of $50.2 million at December 31, 1993 related to December 31, 1992 net loss and loss expense reserves of $16,756.8 million represents the cumulative amount by which reserves for 1992 and prior years have developed deficiently during 1993.

ANALYSIS OF CONSOLIDATED NET LOSS AND LOSS EXPENSE RESERVE DEVELOPMENT

(in millions)
- -------------------------------------------------------------------------------------------------
                                        1983      1984      1985      1986      1987       1988
=================================================================================================
Reserve for Net Losses and Loss
  Expenses, December 31,             $2,800.1  $3,132.7  $4,034.9  $6,199.3  $8,670.7   $11,086.1
Paid (Cumulative) as of:
  One Year Later                        926.7   1,288.8   1,576.1   2,300.1   2,619.2     3,266.9
  Two Years Later                     1,670.4   2,183.9   2,823.2   3,676.4   4,315.9     5,451.5
  Three Years Later                   2,066.8   2,723.9   3,321.1   4,340.7   5,496.6     6,904.5
  Four Years Later                    2,370.8   2,934.6   3,589.5   4,919.1   6,207.5     7,966.2
  Five Years Later                    2,484.9   3,072.9   3,886.5   5,260.3   6,757.2     8,792.1
  Six Years Later                     2,567.1   3,235.6   4,055.3   5,593.1   7,246.1
  Seven Years Later                   2,675.0   3,329.8   4,267.7   5,902.7
  Eight Years Later                   2,736.1   3,496.2   4,464.7
  Nine Years Later                    2,867.2   3,640.0
  Ten Years Later                     2,998.3
Net Liability Reestimated as of:
  End of Year                         2,800.1   3,132.7   4,034.9   6,199.3   8,670.7    11,086.1
  One Year Later                      2,713.0   3,269.9   4,164.2   6,268.3   8,523.6    10,923.8
  Two Years Later                     2,917.3   3,447.0   4,404.2   6,354.3   8,492.4    10,856.9
  Three Years Later                   2,995.1   3,638.8   4,502.0   6,397.5   8,488.1    10,811.9
  Four Years Later                    3,100.6   3,669.6   4,573.4   6,491.1   8,472.3    10,774.9
  Five Years Later                    3,101.6   3,744.2   4,672.4   6,531.2   8,472.0    10,805.1
  Six Years Later                     3,170.4   3,819.0   4,728.9   6,598.0   8,470.0
  Seven Years Later                   3,218.3   3,861.2   4,824.5   6,681.0
  Eight Years Later                   3,246.4   3,953.3   4,925.6
  Nine Years Later                    3,296.6   3,970.4
  Ten Years Later                     3,361.5
  Redundancy/(Deficiency)              (561.4)   (837.7)   (890.7)   (481.7)    200.7       281.0
=================================================================================================


(in millions)
- -------------------------------------------------------------------------------------------
                                      1989       1990        1991        1992       1993
===========================================================================================
Reserve for Net Losses and Loss
  Expenses, December 31,          $12,958.5   $14,699.2   $15,839.9   $16,756.8   $17.557.0
Paid (Cumulative) as of:
  One Year Later                    3,940.3     4,315.2     4,747.8     4,882.7
  Two Years Later                   6,476.6     7,349.7     8,015.4
  Three Years Later                 8,350.8     9,561.0
  Four Years Later                  9,721.3
  Five Years Later
  Six Years Later
  Seven Years Later
  Eight Years Later
  Nine Years Later
  Ten Years Later
Net Liability Reestimated as of:
  End of Year                      12,958.5    14,699.2    15,839.9    16,756.8    17,557.0
  One Year Later                   12,844.5    14,596.2    15,828.1    16,807.0
  Two Years Later                  12,843.9    14,595.4    15,902.9
  Three Years Later                12,809.2    14,723.7
  Four Years Later                 12,896.4
  Five Years Later
  Six Years Later
  Seven Years Later
  Eight Years Later
  Nine Years Later
  Ten Years Later
  Redundancy/(Deficiency)              62.1       (24.5)      (63.0)      (50.2)
===========================================================================================

    The trend depicted in the latest development year in the reestimated liability portion of the "Analysis of Consolidated Net Loss and Loss Expense Reserve Development" table indicates that the overall position of AIG's 1992 and prior reserves one year later is fairly comparable to the trends reflected in recent years. The variations in development from original reserves in the later years of the table are relatively insignificant both in terms of aggregate amounts and as a percentage of the initial reserve balances.

RECONCILIATION OF NET RESERVE FOR LOSSES AND LOSS EXPENSES
(in millions)
- -------------------------------------------------------------------------------------
                                            1993              1992               1991
=====================================================================================
Net reserve for losses and loss
    expenses at beginning of year      $16,756.8         $15,839.9          $14,699.2
- -------------------------------------------------------------------------------------
Losses and loss expenses incurred:
    Current year                         7,530.7           7,497.1            7,263.6
    Prior years*                            45.3               6.4              (77.1)
- -------------------------------------------------------------------------------------
                                         7,576.0           7,503.5            7,186.5
- -------------------------------------------------------------------------------------
Losses and loss expenses paid:
    Current year                         1,893.1           1,838.8            1,730.6
    Prior years                          4,882.7           4,747.8            4,315.2
- -------------------------------------------------------------------------------------
                                         6,775.8           6,586.6            6,045.8
- -------------------------------------------------------------------------------------
Net reserve for losses and loss
    expenses at end of year            $17,557.0         $16,756.8          $15,839.9
=====================================================================================

* Does not include the effects of foreign exchange adjustments as described above, which are reflected in the table on page 5.

    Approximately 50 percent of the net loss and loss expense reserves are paid out within two years of the date incurred. The remaining net loss and loss expense reserves, particularly those associated with the casualty lines of business, may extend to 20 years or more.

    For further discussion regarding net reserves for losses and loss expenses, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The reserve for losses and loss expenses as reported in AIG's Consolidated Balance Sheet at December 31, 1993, differs from the total reserve reported in the Annual Statements filed with state insurance departments and, where appropriate, with foreign regulatory authorities. The difference at December 31, 1993 is primarily because of minor discounting on certain workers' compensation claims, estimates for unrecoverable reinsurance and additional reserves relating to certain foreign operations. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

    The reserve for gross loss and loss expenses is prior to reinsurance and represents the accumulation for reported losses and IBNR. Management reviews the adequacy of established gross loss reserves in a manner as previously described for net loss reserves.

    The "Analysis of Consolidated Gross Loss and Loss Expense Reserve Development", which follows, presents the development of gross loss and loss expense reserves for calendar years 1992 and 1993. As with the net loss and loss expense reserve development, the deficiency of $96.6 million is relatively insignificant both in terms of an aggregate amount and as a percentage of the initial reserve balance.

Analysis of Consolidated Gross Loss and Loss Expense Reserve Development
(in millions)
- ----------------------------------------------------------------------------------
                                                        1992              1993
==================================================================================
Reported as of December 31,
  Gross loss and loss expense reserve                $28,156.8          $30,046.2
  Reinsurance recoverable                             11,400.0           12,489.2
  Net loss and loss expense reserve                   16,756.8           17,557.0
Reestimated one year later,
  Gross loss and loss expense reserve                 28,253.4
  Reinsurance recoverable                             11,446.4
  Net loss and loss expense reserve                   16,807.0
Gross deficiency                                         (96.6)
==================================================================================

LIFE INSURANCE OPERATIONS

AIG's life insurance subsidiaries offer a wide range of traditional insurance and financial and investment products. One or more of these subsidiaries is licensed to write life insurance in all states in the United States and in over 70 foreign countries. Traditional products consist of individual and group life, annuity, and accident and health policies. Financial and investment products consist of single premium annuity, variable annuities, guaranteed investment contracts and universal life. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

    In the United States, AIG has four domestic life subsidiaries: American International Life Assurance Company of New York, AIG Life Insurance Company, Delaware American Life Insurance Company, and Pacific Union Assurance Company. These companies utilize multiple distribution channels including brokerage and career and general agents to offer primarily financial and investment products and specialty forms of accident and health coverage for individuals and groups, including employee benefit plans. The domestic life business comprised 4.7 percent of total life premium income in 1993.

    Life insurance operations in foreign countries comprised 95.3 percent of life premium income in 1993 and accounted for 94.4 percent of operating income. AIG operates overseas through two main subsidiary companies, ALICO and AIA. AIA operates primarily in Hong Kong, Singapore, Malaysia and Thailand. Although ALICO is incorporated in Delaware, all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in approximately 50 countries located in Europe, Africa, Latin America, the Middle East, and the Far East, with Japan being the largest territory.

    Traditional life insurance products such as whole life and endowment continue to be significant in the overseas companies, especially in Southeast Asia, while a mixture of traditional, accident and health and financial products are sold in Japan.

    In addition to ALICO and AIA, AIG also has subsidiary operations in Taiwan (Nan Shan), Switzerland (Ticino Societa d'Assicurazioni Sulla Vita), Puerto Rico (AIG Life Insurance Company of Puerto Rico) and the Philippines (PHILAM), and conducts life insurance business through AIUO subsidiary companies in certain countries in Central and South America.

    The foreign life companies have over 96,000 career agents and sell their products largely to indigenous persons in local currencies. In addition to the agency outlets, these companies also distribute their products through direct marketing channels, such as mass marketing, and through brokers and other distribution outlets such as financial institutions.

    The following table summarizes the life insurance operating results for the year ended December 31, 1993. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

(dollars in thousands)
- -------------------------------------------------------------------------------------------------------------------------
                                                                                                            AVERAGE
                                                   NET                              DIRECT               TERMINATION RATE
                                 PREMIUM    INVESTMENT       OPERATING           INSURANCE               ----------------
                                  INCOME        INCOME       INCOME(a)            IN-FORCE               LAPSE      OTHER
=========================================================================================================================
Individual:
 Life                         $4,263,339     $ 915,802        $453,730     $197,346,575(b)                7.6%       1.9%
 Annuity                          59,068       325,747          17,714                 (c)
 Accident and health             762,157        51,299         215,395                 (c)
Group:
 Life                            336,623        20,440          16,816       59,815,527                  10.6%      12.0%
 Pension                           6,561       175,453          16,140                 (c)
 Accident and health             318,298        17,036          19,003                 (c)
Realized capital gains                --            --          54,576                 (c)
Consolidation adjustments             --       (6,063)        (11,763)                 (c)
- -------------------------------------------------------------------------------------------------------------------------
Total                         $5,746,046    $1,499,714        $781,611        $257,162,102
=========================================================================================================================

(a) Including income related to investment type products.
(b) Including $114.05 billion of whole life insurance and endowments.
(c) Not applicable.

INSURANCE INVESTMENT OPERATIONS

A significant portion of AIG's general and life operating revenues are derived from AIG's insurance investment operations. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 2, 8 and 19 of Notes to Financial Statements.)

   The following table is a summary of the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at December 31, 1993:

(dollars in thousands)
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Percent Distribution
                                                                                                      Percent   --------------------
                                                                General          Life         Total  of Total   Domestic     Foreign
====================================================================================================================================
Bonds:
  Taxable                                                   $ 4,234,800   $13,387,800   $17,622,600      39.5%       38.4%     61.6%
  Tax-exempt                                                 12,346,700            --    12,346,700      27.7       100.0        --
Short-term investments, including
  time deposits, and cash                                     1,820,500     2,878,600     4,699,100      10.6        23.1      76.9
Common stocks                                                 2,761,800     1,527,200     4,289,000       9.6        36.1      63.9
Mortgage loans on real estate, policy and collateral loans       96,300     2,678,200     2,774,500       6.2        24.6      75.4
Real estate                                                     284,300       572,000       856,300       1.9        16.2      83.8
Investment income due and accrued                               429,700       363,900       793,600       1.8        54.0      46.0
Other invested assets                                           599,700       629,600     1,229,300       2.7        53.2      46.8
- -----------------------------------------------------------------------------------------------------------------------------------
Total                                                       $22,573,800   $22,037,300   $44,611,100     100.0%       53.0%     47.0%
===================================================================================================================================

    The following table summarizes the investment results of the general insurance operations. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of Notes to Financial Statements.)

(dollars in thousands)
- ----------------------------------------------------------------------------------------------------------------------------------
                                ANNUAL AVERAGE CASH AND INVESTED ASSETS
                              ------------------------------------------

                                      CASH                                                          RATE OF RETURN
                                (INCLUDING                                         NET            ------------------      REALIZED
                                SHORT-TERM       INVESTED                   INVESTMENT                        INVESTED     CAPITAL
YEARS ENDED DECEMBER 31,      INVESTMENTS)         ASSETS(a)       TOTAL        INCOME(b)          TOTAL(c)     ASSETS(d)    GAINS
==================================================================================================================================
1993                            $1,779,647    $19,493,536    $21,273,183    $1,340,480              6.3%          6.9%     $65,264
1992                             1,766,031     17,982,498     19,748,529     1,252,086              6.3           7.0       67,134
1991                             1,828,346     16,615,150     18,443,496     1,163,461              6.3           7.0       89,275
1990                             1,842,262     14,818,073     16,660,335     1,059,161              6.4           7.1      120,000
1989                             1,762,081     12,943,542     14,705,623       954,867              6.5           7.4       86,050
==================================================================================================================================

(a) Including investment income due and accrued.
(b) Net investment income is after deduction of investment expenses and excludes realized capital gains.
(c) Net investment income divided by the annual average sum of cash and invested assets.
(d) Net investment income divided by the annual average invested assets.

    The following table summarizes the investment results of the life insurance operations. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of Notes to Financial Statements.)

(dollars in thousands)
- --------------------------------------------------------------------------------------------------------------------------------
                                           ASSETS AT END OF PERIOD
                               -------------------------------------------------
                                       CASH                                                                             REALIZED
                                 (INCLUDING                                                  NET        NET YIELD        CAPITAL
                                 SHORT-TERM          INVESTED                         INVESTMENT         ON MEAN           GAINS
YEARS ENDED DECEMBER 31,       INVESTMENTS)            ASSETS(a)          TOTAL           INCOME(b)        ASSETS(c)    (LOSSES)
================================================================================================================================
1993                             $2,878,563       $19,158,688        $22,037,251      $1,499,714             7.8%        $54,576
1992                              2,516,001        15,413,653         17,929,654       1,313,838              8.3         43,257
1991                              2,092,084        12,968,083         15,060,167       1,139,793              8.7         23,219
1990                              1,789,392        10,602,567         12,391,959         977,343              9.1         (6,347)
1989                              1,059,995         9,106,918         10,166,913         805,542              9.1         42,206
================================================================================================================================

(a) Including investment income due and accrued and real estate.
(b) Net investment income is after deduction of investment expenses and excludes realized capital gains (losses).
(c) Calculated on the basis of the formula prescribed by the National Association of Insurance Commissioners.

AIG's worldwide insurance investment policy places primary emphasis on investments in high quality, fixed income securities in all of its portfolios and, to a lesser extent, investments in marketable common stocks in order to preserve policyholders' surplus and generate net investment income. The ability to implement this policy is somewhat limited in certain territories as there may be a lack of qualified long term investments or investment restrictions may be imposed by the local regulatory authorities. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

AGENCY AND SERVICE FEE OPERATIONS

AIG's agency and service fee operations contribute to AIG earnings through fees as agents and managers, the premiums they generate for AIG's insurance companies and the revenues they produce from technical and support service activities.

    Several AIG companies act as managing general agents for both AIG subsidiaries and non-affiliated insurance companies, accepting liability on risks and actively managing the business produced. These general agencies deal directly with the producing agents and brokers, exercise full underwriting control, issue policies, collect premiums, arrange reinsurance, perform accounting, actuarial and safety and loss control services, adjust and pay losses and claims, and settle net balances with the represented companies. In some cases, they also maintain their own and the represented companies' authority to do business in the jurisdictions in which they operate.

    Agency and service fee operations are conducted primarily through AIG Risk Management, Inc., which provides risk management services to independent insurance agents, brokers and their customers on a worldwide basis and AIG Aviation Inc., which sells aviation insurance.

FINANCIAL SERVICES OPERATIONS

AIG operations which contribute to financial services income include primarily A.I. Credit Corp. ("AICCO"), AIG Financial Products Corp. and its subsidiary companies ("AIGFP"), AIG Trading Group Inc. and its subsidiaries ("AIGTG"), International Lease Finance Corporation ("ILFC") and UeberseeBank, AG. AICCO's business is principally in premium financing. During the year ended December 31, 1993, AICCO financed gross property and casualty premiums exceeding $2.1 billion. AIGFP structures borrowings through guaranteed investment agreements and engages in other complex financial transactions, including interest rate and currency swaps. AIGTG engages in various commodities trading, foreign exchange trading and market making activities. ILFC is engaged primarily in the acquisition of new and used commercial jet aircraft and the leasing and remarketing of such aircraft to airlines around the world. UeberseeBank, AG operates as a Swiss bank. AIG Funding, Inc. provides funding for various AIG subsidiaries. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 9 and 11 of Notes to Financial Statements.)

    The following table is a summary of the composition of AIG's financial services invested assets and liabilities at December 31, 1993. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of Notes to Financial Statements.)

(in thousands)
================================================================================
Financial services invested assets:
 Flight equipment primarily under operating leases,
  net of accumulated depreciation                                  $ 8,555,356
 Securities available for sale, at market value                      4,991,105
 Trading securities, at market value                                 2,516,166
 Spot commodities, at market value                                     764,215
 Net unrealized gain on interest rate and currency
  swaps, options and forward transactions                              640,120
 Securities purchased under agreements to resell,
  at contract value                                                  2,737,507
 Receivables from securities brokers and dealers                     1,328,391
 Other, including short-term investments                             1,424,404
- --------------------------------------------------------------------------------
Total financial services invested assets                           $22,957,264
================================================================================
Financial services liabilities:
 Borrowings under obligations of guaranteed
  investment agreements                                            $ 6,735,579
 Securities sold under agreements to repurchase,
  at contract value                                                  2,299,563
 Payables to securities brokers and dealers                          1,688,147
 Securities sold but not yet purchased, principally
  obligations of the U.S. Government and
  Government agencies, at market value                                 696,454
 Spot commodities sold but not yet purchased,
  at market value                                                      285,757
 Deposits due to banks and other depositors                            557,372
 Commercial paper                                                    1,618,979
 Notes, bonds and loans payable                                      5,021,941
- --------------------------------------------------------------------------------
Total financial services liabilities                               $18,903,792
================================================================================

    Other financial services activities include AIG's 30 percent interest in AB Asesores CFMB, S.L., a Spanish brokerage, investment banking and private investment management firm, and certain investment management and venture capital operations in various overseas financial services sectors.

OTHER OPERATIONS

AIG Global Investors, Inc. and AIG Investment Corporation and its subsidiaries manage the investment portfolios of various AIG subsidiaries. Other smaller subsidiaries provide insurance-related services such as adjusting claims and marketing specialized products. AIG has several other relatively small subsidiaries which carry on various businesses. Mt. Mansfield Company, Inc. owns and operates the ski slopes, lifts, school and an inn located at Stowe, Vermont.

ADDITIONAL INVESTMENTS

As of March 15, 1994, AIG holds a 46.5 percent interest in Transatlantic Holdings, Inc., a reinsurance holding company, and a 19.9 percent interest in Richmond Insurance Company, Ltd., a reinsurer. (See also Note 1(n) of Notes to Financial Statements.) During 1992, AIG acquired a 20 percent interest through a purchase of preferred stock in The Robert Plan Corporation, a leading servicer and underwriter of private passenger and commercial automobile insurance in urban markets. During 1993, AIG acquired a 23.1 percent interest in Kroll Associates, an international investigation and consulting firm; AIG holds a 23.9 percent interest in SELIC Holdings, Ltd., an insurance holding company and a 24.4 percent interest in IPC Holding, Ltd., a reinsurance holding company.

LOCATIONS OF CERTAIN ASSETS

As of December 31, 1993, approximately 36 percent of the consolidated assets of AIG were located in foreign countries (other than Canada), including $164.7 million and $814.0 million of cash and securities, respectively, on deposit with foreign regulatory authorities. Foreign operations and assets held abroad may be adversely affected by political developments in foreign countries, including such possibilities as tax changes, nationalization and changes in regulatory policy, as well as by consequence of hostilities and unrest. The risks of such occurrences and their overall effect upon AIG vary from country to country and cannot easily be predicted. If expropriation or nationalization does occur, AIG's policy is to take all appropriate measures to seek recovery of such assets. Certain of the countries in which AIG's business is conducted have currency restrictions which generally cause a delay in a company's ability to repatriate assets and profits. (See also Notes 1(t), 2 and 19(d) of Notes to Financial Statements.)

INSURANCE REGULATION AND COMPETITION

Certain states require registration and periodic reporting by insurance companies which are licensed in such states and are controlled by other corporations. Applicable legislation typically requires periodic disclosure concerning the corporation which controls the registered insurer and the other companies in the holding company system and prior approval of intercorporate transfers of assets (including in some instances payment of dividends by the insurance subsidiary) within the holding company system. AIG's subsidiaries are registered under such legislation in those states which have such requirements. (See also Note 10(b) of Notes to Financial Statements.)

         AIG's insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and by other jurisdictions in which they do business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relate primarily to approval of policy forms and rates, the standards of solvency that must be met and maintained, the licensing of insurers and their agents, the nature of and limitations on investments, restrictions on the size of risks which may be insured under a single policy, deposits of securities for the benefit of policyholders, methods of accounting, periodic examinations of the affairs of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of policyholders rather than security holders. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

         Risk Based Capital (RBC) is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. Thus, inadequately capitalized general and life insurance companies may be identified.

         The RBC formula develops a risk adjusted target level of statutory surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer's size, but also on the risk profile of the insurer's operations.

         The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control.

         To the extent that any of AIG's insurance entities would fall below prescribed levels of surplus, it would be AIG's intention to infuse necessary capital to support that entity.

         Each of AIG's domestic, general and life insurer's statutory surplus exceeds the risk based capital requirements as of December 31, 1993.

         A substantial portion of AIG's general insurance business and a majority of its life insurance business is carried on in foreign countries. The degree of regulation and supervision in foreign jurisdictions varies from minimal in some to stringent in others. Generally, AIG, as well as the underwriting companies operating in such jurisdictions, must satisfy local regulatory requirements. Licenses issued by foreign authorities to AIG subsidiaries are subject to modification or revocation by such authorities, and AIU or other AIG subsidiaries could be prevented from conducting business in certain of the jurisdictions where they currently operate. In the past, AIU has been allowed to modify its operations to conform with new licensing requirements in most jurisdictions.

         In addition to licensing requirements, AIG's foreign operations are also regulated in various jurisdictions with respect to currency, policy language and terms, amount and type of security deposits, amount and type of reserves, amount and type of local investment and the share of profits to be returned to policyholders on participating policies. Some foreign countries regulate rates in various types of policies. Certain countries have established reinsurance institutions, wholly or partially owned by the state, to which admitted insurers are obligated to cede a portion of their business on terms which do not always allow foreign insurers, including AIG, full compensation. Regulations governing constitution of technical reserves and remittance balances in some countries may hinder remittance of profits and repatriation of assets.

         The insurance industry is highly competitive. Within the United States, AIG's general insurance subsidiaries compete with approximately 3,100 other stock companies, specialty insurance organizations, mutual companies and other underwriting organizations. AIG's life insurance companies compete in the United States with some 1,300 other companies. Overseas, AIG subsidiaries compete for business with foreign insurance operations of the larger U.S. insurers and local companies in particular areas in which they are active.

ITEM 2. PROPERTIES

AIG and its subsidiaries operate from approximately 250 offices in the United States, 5 offices in Canada and numerous offices in other foreign countries. The offices in Manchester, New Hampshire; Springfield, Illinois; Houston, Texas; Atlanta, Georgia; Baton Rouge, Louisiana; Wilmington, Delaware; Hato Rey, Puerto Rico; San Diego, California; Greensboro, North Carolina; Livingston and Morris County, New Jersey; 70 Pine Street, 99 John Street and 72 Wall Street in New York City; and offices in approximately 30 foreign countries including Bermuda, Hong Kong, the Philippines, Japan, England, Singapore, Taiwan and Thailand are located in buildings owned by AIG and its subsidiaries. The remainder of the office space utilized by AIG subsidiaries is leased.

ITEM 3. LEGAL PROCEEDINGS

AIG and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. AIG does not believe that such litigation will have a material adverse effect on its financial condition. (See also the Discussion and Analysis of Consolidated Net Loss and Loss Expense Reserve Development and Management's Discussion and Analysis of Financial Condition and Results of Operations.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1993.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the directors and executive officers of AIG. All directors are elected at the annual meeting of shareholders. All officers serve at the pleasure of the Board of Directors, but subject to the foregoing, are elected for terms of one year expiring in May of each year.

- --------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       SERVED AS
                                                                                                                     DIRECTOR OR
                                                                                                                         OFFICER
NAME                         TITLE                                                                      AGE                SINCE
================================================================================================================================
M. Bernard Aidinoff*         Director                                                                   65                  1984
Marshall A. Cohen            Director                                                                   58                  1992
Barber B. Conable, Jr.       Director                                                                   71                  1991
Marion E. Fajen              Director                                                                   73                  1984
Martin S. Feldstein          Director                                                                   54                  1987
Houghton Freeman             Director                                                                   72                  1967
Leslie L. Gonda              Director                                                                   74                  1990
Pierre Gousseland            Director                                                                   72                  1977
M. R. Greenberg*             Director, Chairman, and Chief Executive Officer                            68                  1967
Carla A. Hills               Director                                                                   60                  1993
Frank J. Hoenemeyer          Director                                                                   74                  1985
John I. Howell*              Director                                                                   77                  1969
Edward E. Matthews           Director and Vice Chairman-Finance                                         62                  1973
Dean P. Phypers              Director                                                                   65                  1979
John J. Roberts*             Director and Vice Chairman-External Affairs                                71                  1967
Ernest E. Stempel*           Director and Vice Chairman-Life Insurance                                  77                  1967
Thomas R. Tizzio*            Director and President                                                     56                  1982
Brian Duperreault            Executive Vice President-Foreign General Insurance                         46                  1993
Jeffrey W. Greenberg         Executive Vice President-Domestic General Insurance-Brokerage              42                  1987
Edmund S. W. Tse             Executive Vice President-Life Insurance                                    56                  1991
Lawrence W. English          Senior Vice President-Administration                                       52                  1985
Axel I. Freudmann            Senior Vice President-Human Resources                                      47                  1986
John G. Hughes               Senior Vice President-Worldwide Claims                                     63                  1978
Kevin H. Kelley              Senior Vice President-Domestic General Insurance-Brokerage                 43                  1991
R. Kendall Nottingham        Senior Vice President-Life Insurance                                       55                  1991
Petros K. Sabatacakis        Senior Vice President-Financial Services                                   47                  1992
Robert M. Sandler            Senior Vice President, Senior Casualty Actuary and Senior Claims Officer   51                  1980
Howard I. Smith              Senior Vice President and Comptroller                                      49                  1984
Stephen Y. N. Tse            Senior Vice President                                                      63                  1974
Wayland M. Mead              Acting General Counsel                                                     62                  1975
Aloysius B. Colayco          Vice President-Foreign Investments                                         43                  1986
Robert K. Conry              Vice President and Director of Internal Audit                              41                  1992
Patrick J. Foley             Vice President                                                             63                  1982
Robert E. Lewis              Vice President and Chief Credit Officer                                    43                  1993
Christian M. Milton          Vice President-Reinsurance                                                 46                  1985
Nicholas A. O'Kulich         Vice President-Life Insurance                                              50                  1991
Douglas A. Paul              Vice President-Strategic Planning                                          45                  1983
Frank Petralito II           Vice President and Director of Taxes                                       57                  1978
Kathleen E. Shannon          Vice President and Secretary                                               44                  1986
Joseph H. Umansky            Vice President and Deputy Comptroller                                      46                  1992
John T. Wooster, Jr.         Vice President-Communications                                              54                  1989
William N. Dooley            Treasurer                                                                  40                  1992
================================================================================================================================

* Member of Executive Committee.

         Except as hereinafter noted, each of the directors who is also an executive officer of AIG and each of the other executive officers has, for more than five years, occupied an executive position with AIG or companies that are now its subsidiaries, or with Starr. Jeffrey W. Greenberg is the son of M.R. Greenberg. There are no other arrangements or understandings between any director or officer and any other person pursuant to which the director or officer was elected to such position. Mr. Lewis was Assistant General Manager for North America, Chief Credit Officer, and senior executive responsible for risk and exposure management of ING Bank in New York, the bank division of Internationale Nederlanden Group from 1988 until joining AIG in October, 1993. Mr. O'Kulich was president of Maccabees Life & Annuity Company from 1982 to July 31, 1989 and was self employed from August, 1989 until joining AIG in May, 1990. Mr. Sabatacakis was Managing Director and head of the Capital Markets and Treasury Group of Chemical Banking Corporation prior to joining AIG in February, 1992. From January, 1988 until joining AIG in October, 1989, Mr. Wooster headed his own corporate communications and investor relations firm, Wooster Communications, in New York. Prior to that, he was President of The Hannaford Company, a Washington-based public relations and public affairs firm.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(a) The table below shows the high and low closing sales prices per share of AIG's common stock, as reported on the New York Stock Exchange Composite Tape, for each quarter of 1993 and 1992. All prices are as reported by the National Quotation Bureau, Incorporated.

- ------------------------------------------------------------------------
                                  1993                        1992
                         --------------------         ------------------
                            HIGH          LOW           High         Low
========================================================================
First Quarter             85 1/8       75             65 3/8      57 1/8
Second Quarter            88           79 1/8         59 5/8      55 3/8
Third Quarter            100           85 1/2         70 5/8      58 1/2
Fourth Quarter            97 7/8       83 5/8         80 3/8      69 1/8
========================================================================

         (b) In 1993, AIG paid a quarterly dividend of 9.3 cents in March and June and 10.0 cents in September and December for a total cash payment of 38.6 cents per share of common stock. In 1992, AIG paid a quarterly dividend of 8.3 cents in March and June and 9.3 cents in September and December for a total cash payment of 35.2 cents per share of common stock. These amounts reflect the adjustment for a 50 percent common stock split in the form of a common stock dividend paid July 30, 1993. Subject to the dividend preference of any of AIG's serial preferred stock which may be outstanding, the holders of shares of common stock are entitled to receive such dividends as may be declared by the Board of Directors from funds legally available therefor. During 1992, serial preferred stock consisted of 750 shares of Series M-1 Preferred Stock and 750 shares of Series M-2 Preferred Stock. AIG redeemed the Series M-1 on April 2, 1993 and the Series M-2 on March 5, 1993 at a price of $100,000 per share plus accrued dividends.

         See Note 10(b) of Notes to Financial Statements for a discussion of certain restrictions on the payment of dividends to AIG by some of its insurance subsidiaries.

         (c) The approximate number of holders of Common Stock as of January 31, 1994, based upon the number of record holders, was 14,700.

ITEM 6. SELECTED FINANCIAL DATA

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA

The following Selected Consolidated Financial Data is presented in accordance with generally accepted accounting principles. This data should be read in conjunction with the financial statements and accompanying notes included elsewhere herein.

(in thousands, except per share amounts)
- ---------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                               1993          1992         1991         1990          1989
=================================================================================================================================
Revenues(a)                                                    $ 20,134,657   $18,388,627  $16,883,913  $15,702,067   $14,150,024
General insurance:
  Net premiums written                                           10,025,903     9,138,528    9,146,394    9,267,201     8,940,427
  Net premiums earned                                             9,566,640     9,209,390    9,104,632    9,149,414     8,529,106
  Adjusted underwriting profit (loss)                                10,391      (195,084)      (4,809)      75,184        57,084
  Net investment income                                           1,340,480     1,252,086    1,163,461    1,059,161       954,867
  Realized capital gains                                             65,264        67,134       89,275      120,000        86,050
  Operating income                                                1,416,135     1,124,136    1,247,927    1,254,345     1,098,001
Life insurance:
  Premium income                                                  5,746,046     4,853,087    4,059,354    3,477,598     2,994,882
  Net investment income                                           1,499,714     1,313,838    1,139,793      977,343       805,542
  Realized capital gains (losses)                                    54,576        43,257       23,219       (6,347)       42,206
  Operating income                                                  781,611       667,453      561,839      462,862       453,960
Agency and service fee operating income                              60,247        52,570       46,202       36,663        34,911
Financial services operating income                                 390,038       346,442      222,156      132,505       149,798
Equity in income of minority-owned reinsurance
  operations                                                         39,589        27,929       28,806       24,050        21,496
Other realized capital losses                                       (12,742)      (11,293)     (14,144)     (14,258)       (4,563)
Income before income taxes and cumulative
  effect of accounting changes                                    2,601,081     2,137,048    2,022,575    1,811,534     1,705,688
Income taxes                                                        683,003       512,033      469,566      369,240       338,213
Income before cumulative effect of accounting changes             1,918,078     1,625,015    1,553,009    1,442,294     1,367,475
Cumulative effect of accounting changes, net of tax:
  AIG                                                                    --        31,941           --           --            --
  Minority-owned reinsurance operations                              20,695            --           --           --            --
Net income                                                        1,938,773     1,656,956    1,553,009    1,442,294     1,367,475
Earnings per common share:
  Income before cumulative effect of
    accounting changes                                                 6.04          5.10         4.86         4.61          4.42
  Cumulative effect of accounting changes, net of tax:
    AIG                                                                  --           .10           --           --            --
    Minority-owned reinsurance operations                               .07            --           --           --            --
  Net income                                                           6.11          5.20         4.86         4.61          4.42
Cash dividends per common share                                         .39           .35          .31          .27           .23
Total assets                                                    101,014,848    92,722,182   69,389,468   58,201,835    46,036,966
Long-term debt(b)                                                10,955,963     9,517,595    7,591,385    6,780,211     4,060,937
Capital funds (shareholders' equity)                             15,224,195    12,782,152   11,463,454    9,904,442     8,405,083
=================================================================================================================================

(a) Represents the sum of general net premiums earned, life premium income, agency commissions, management and other fees, net investment income, financial services commissions, transaction and other fees, equity in income of minority-owned reinsurance operations and realized capital gains. (See also tables under Item 1, "Business".)
(b) Including commercial paper and excluding that portion of long-term debt maturing in less than one year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONAL REVIEW

GENERAL INSURANCE OPERATIONS

In AIG's general insurance operations, 1993 net premiums written and net premiums earned increased 9.7 percent and 3.9 percent, respectively, from those of 1992. In 1992, net premiums written decreased 0.1 percent and net premiums earned increased 1.2 percent when compared to 1991. In 1991, declines occurred in both net premiums written of 1.3 percent and net premiums earned of 0.5 percent when compared to 1990.

         The growth in net premiums written in 1993 over 1992 resulted from a mix of several factors. AIG achieved general price increases in domestic commercial property and some specialty casualty markets while overseas, price and volume increases were realized. During 1992 and 1991, the slowing of growth in net premiums written was due in part to the competitive pricing environment in the property-casualty industry in the United States, particularly in commercial lines. In addition, AIG had withdrawn from certain classes of business, primarily agency lines and certain segments of workers' compensation business, because returns on allocated capital or equity were deemed unacceptable. The estimated impact of AIG's strategy when comparing results for 1992 to those of 1991 was to reduce net premiums written by approximately $680 million, following a similar reduction of approximately $330 million in 1991.

         Net premiums written are initially deferred and earned based upon the terms of the underlying policies. The net unearned premium reserve constitutes the deferred earnings which are generally earned ratably over the policy period. Thus, the net unearned premium reserve is not fully recognized as net premiums earned until the end of the policy period.

         Adjusted underwriting profit or loss (operating income less net investment income and realized capital gains) represents statutory underwriting profit or loss adjusted primarily for changes in the deferral of acquisition costs. (See also Note 4 of Notes to Financial Statements.) The adjusted underwriting profit in 1993 was $10.4 million compared to adjusted underwriting losses of $195.1 million recorded in 1992 and $4.8 million in 1991.

         The statutory general insurance ratios were as follows:

- -------------------------------------------------------------------
                                 1993           1992           1991
===================================================================
Loss Ratio                      79.19          81.48          78.93
Expense Ratio                   20.88          20.88          21.49
- -------------------------------------------------------------------
Combined Ratio                 100.07         102.36         100.42
===================================================================

         The gross and net impacts of the catastrophe losses during 1993 were approximately $134 million and $70 million, respectively. This was significantly below the approximately $567 million and $192 million in gross and net catastrophe losses, respectively, recorded in 1992, which included the three major storms Andrew, Iniki and Omar. Losses of $99 million and $68 million, respectively, were recorded in 1991. If the catastrophes were excluded from the losses incurred in each period, the pro forma statutory general insurance ratios would be as follows:

- -------------------------------------------------------------------
                               1993          1992              1991
===================================================================
Loss Ratio                    78.46         79.40             78.19
Expense Ratio                 20.88         20.88             21.49
- -------------------------------------------------------------------
Combined Ratio                99.34        100.28             99.68
===================================================================

         The maintenance of the statutory combined ratio in all three years at a level approximating 100 is a result of AIG's emphasis on maintaining its underwriting discipline within the continued overall competitiveness of the domestic market environment as well as AIG's expense control.

         AIG's operations are negatively impacted under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company's future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits for 1993, 1992 and 1991 were $14.1 million, $27.7 million and $37.9 million, respectively. Also, AIG is required to participate in various involuntary pools (principally workers' compensation business) which provide insurance coverage for those not able to obtain such coverage in the voluntary markets. This participation is also recorded upon notification, as these amounts cannot reasonably be estimated.

         At December 31, 1993, general insurance reserves for losses and loss expenses (loss reserves) amounted to $30.05 billion, an increase of $1.89 billion or 6.7 percent over the prior year end. General insurance net loss reserves represent the accumulation of estimates of ultimate losses, including provisions for losses incurred but not reported (IBNR), and loss expenses, reduced by reinsurance recoverable net of an allowance for unrecoverable reinsurance and very minor amounts of discounting related to certain workers' compensation claims. The net loss reserves increased $800.2 million or 4.8 percent to $17.56 billion. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at December 31, 1993. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on such future results of operations.

         AIG's reinsurance recoverable results from its reinsurance arrangements. These arrangements do not relieve AIG from its direct obligation to its insureds. Thus, a contingent liability of approximately $12 billion existed at December 31, 1993 with respect to general reinsurance reserves for loss and loss expenses ceded (reinsurance recoverable) to the extent that reinsurers are unable to meet their obligations assumed under the reinsurance agreements. However, AIG holds substantial collateral as security under related reinsurance agreements in the form of funds, securities and/or irrevocable letters of credit which can be drawn on for amounts that remain unpaid beyond specified time periods. Although a provision is recorded for estimated unrecoverable reinsurance, AIG has been largely successful in prior recovery efforts. (See also Note 5 of Notes to Financial Statements.)

         AIG enters into certain intercompany reinsurance transactions for both its general and life operations. AIG enters these transactions as a sound and prudent business practice in order to maintain underwriting control and spread insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All material intercompany transactions have been eliminated in consolidation.

         In a very broad sense, the general loss reserves can be categorized into two distinct groups: one group being long tail casualty lines of business; the other being short tail lines of business consisting principally of property lines and including certain classes of casualty lines.

         Estimation of ultimate net losses and loss expenses (net losses) for long tail casualty lines of business is a complex process and depends on a number of factors, including the line and volume of the business involved. In the more recent accident years of long tail casualty lines there is limited statistical credibility in reported net losses. That is, a relatively low proportion of net losses would be reported claims and expenses and an even smaller proportion would be net losses paid. A relatively high proportion of net losses would therefore be IBNR.

         A variety of actuarial methods and assumptions are normally employed to estimate net losses for long tail casualty lines. These methods ordinarily involve the use of loss trend factors intended to reflect the estimated annual growth in loss costs from one accident year to the next. Loss trend factors reflect many items including changes in claims handling, exposure and policy forms and current and future estimates of inflation and social inflation. Thus, many factors are implicitly considered in estimating the year to year growth in loss costs. Therefore, AIG's carried net long tail loss reserves are judgmentally set as well as tested for reasonableness using the most appropriate loss trend factors for each class of business. In the evaluation of AIG's net loss reserves, loss trend factors have ranged from 7 percent to 22 percent of average loss costs, depending on the particular class and nature of the business involved. For the majority of long tail casualty lines, net loss trend factors approximating 10 percent were employed. These factors are periodically reviewed and subsequently adjusted, as appropriate, to reflect emerging trends which are based upon past loss experience.

         Estimation of net losses for short tail business is less complex than for long tail casualty lines. Loss cost trends for many property lines can generally be assumed to be similar to the growth in exposure of such lines. For example, if the fire insurance coverage remained proportional to the actual value of the property, the growth in property's exposure to fire loss can be approximated by the amount of insurance purchased.

         For other property and short tail casualty lines, the loss trend is implicitly assumed to grow at the rate that reported net losses grow from one year to the next. The concerns noted above for longer tail casualty lines with respect to the limited statistical credibility of reported net losses generally do not apply to shorter tail lines.

         AIG continues to receive indemnity claims asserting injuries from toxic waste, hazardous substances, asbestos and other environmental pollutants and alleged damages to cover the clean-up costs of hazardous waste dump sites (environmental claims). The vast majority of these environmental claims emanate from policies written in 1984 and prior years. Commencing in 1985, standard policies contained an absolute exclusion for pollution related damage. AIG has established a special environmental claims unit which investigates and adjusts all such claims.

         Estimation of environmental claims loss reserves is a difficult process. These environmental claims cannot be estimated by conventional reserving techniques as previously described. Quantitative techniques frequently have to be supplemented by subjective considerations including managerial judgment. Significant factors which affect the trends which influence the development of environmental claims are the inconsistent court resolutions, the broadening of the intent of the policies and scope of coverage and the increasing number of new claims. The case law that has emerged can be characterized as still being in its infancy and the likelihood of any firm direction in the near future is very small. Additionally, the exposure for cleanup costs of hazardous waste dump sites involves coverage issues such as allocation of responsibility among potentially responsible parties and the government's refusal to release parties. The cleanup cost exposure may significantly change if the Congressional reauthorization of Superfund in 1994 is dramatically changed thereby reducing or increasing litigation and cleanup costs.

         In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. If the courts continue in the future to expand the intent of the policies and the scope of the coverage as they have in the past, additional liabilities would emerge for amounts in excess of the current reserves held. This emergence cannot now be reasonably estimated, but could have a material impact on AIG's future operating results and financial condition. The reserves carried for these claims as at December 31, 1993 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in those years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. (See the previous discussion on reinsurance collectibility herein.)

         The gross and net IBNR included in the reserve for loss and loss expenses at December 31, 1993 for environmental claims approximated $245 million and $85 million, respectively; for 1992, $225 million and $75 million, respectively; for 1991, $210 million and $60 million, respectively. Most of the claims included in the following table relate to policies written in 1984 and prior years.

         The majority of AIG's exposures for environmental claims are excess casualty coverages, not primary coverages. Thus, the litigation costs are treated in the same manner as indemnity reserves. That is, litigation expenses are included within the limits of the liability AIG incurs. Individual significant claim liabilities, where future litigation costs are reasonably determinable, are established on a case basis.

         A summary of reserve activity, including estimates for applicable IBNR, relating to environmental claims at December 31, 1993, 1992 and 1991 is as follows:

(in millions)
- --------------------------------------------------------------------------------------------------------------------------
                                                    1993                          1992                         1991
                                        ------------------------       ----------------------       ----------------------
                                           GROSS            NET           Gross          Net         Gross             Net
==========================================================================================================================
Reserve for loss and loss
 expenses at beginning of year          $1,222.1         $318.0        $  896.5       $262.0        $828.5          $241.0
Loss and loss expenses incurred            584.8          202.6           516.4        120.4         281.0            89.0
Loss and loss expenses paid               (328.4)        (134.3)         (190.8)       (64.4)       (213.0)          (68.0)
- --------------------------------------------------------------------------------------------------------------------------
Reserve for loss and loss
 expenses at end of year                $1,478.5         $386.3        $1,222.1       $318.0        $896.5          $262.0
==========================================================================================================================

         General insurance net investment income in 1993 was $1.34 billion, an increase of 7.1 percent from 1992. In 1992, net investment income increased 7.6 percent to $1.25 billion from the $1.16 billion earned in 1991. The growth in net investment income in each of the three years was primarily attributable to new cash flow for investment. The new cash flow was generated from net general insurance operating cash flow and included the compounding of previously earned and reinvested net investment income. The decline in the rate of growth is a reflection of the general worldwide downward trend in interest rates. (See also the discussion under "Liquidity" herein.)

         General insurance realized capital gains were $65.3 million in 1993, $67.1 million in 1992 and $89.3 million in 1991. These realized gains resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and fixed maturities, including redemptions of fixed maturities.

         General insurance operating income in 1993 was $1.42 billion, an increase of 26.0 percent when compared to $1.12 billion in 1992. The 1992 results reflect a decrease of 9.9 percent from 1991. The 1992 operating results were significantly impacted by the aforementioned catastrophes. The contribution of general insurance operating income to income before income taxes and the cumulative effect of accounting changes was 54.4 percent in 1993 compared to 52.6 percent in 1992 and 61.7 percent in 1991. The changes in the contribution percentages were due to the aforementioned factors and, in 1992 and 1991, the growth of the financial services operations relative to general insurance operating income.

         A year to year comparison of operating income is significantly influenced by the catastrophe losses in any one year as well as the volatility from one year to the next in realized capital gains. Adjusting each year to exclude the effects of both catastrophe losses and realized capital gains, operating income would have increased by 13.9 percent in 1993, 1.7 percent in 1992 and 5.1 percent in 1991. The increase in the growth rate of 1993 over 1992 after the aforementioned adjustments was a result of the increased net investment income as previously discussed and improvement in underwriting results. The decline in the growth rate in 1992 as compared to 1991 is primarily a result of the higher level of incurred losses and the general downward trend in interest rates, as discussed above.

LIFE INSURANCE OPERATIONS

AIG's life insurance operations continued to show growth as a result of overseas operations, particularly in Asia. AIG's life premium income of $5.75 billion in 1993 represented an 18.4 percent increase from the prior year. This compares with increases of 19.6 percent and 16.7 percent in 1992 and 1991, respectively. The foreign ordinary life products were the major contributor to premium growth in all three years. In 1993, foreign life operations produced 95.3 percent of the life premium income and 94.4 percent of the operating income. (See also Notes 1, 4 and 6 of Notes to Financial Statements.)

         Traditional life insurance products such as whole life and endowment continue to be significant in the overseas companies, especially in Southeast Asia, while a mixture of traditional, accident and health and financial products are being sold in Japan.

         The risks associated with the traditional and accident and health products are underwriting risk and investment risk. The risk associated with the financial and investment contract products is investment risk.

         Underwriting risk represents the exposure to loss resulting from the actual policy experience adversely emerging in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses. AIG's life companies limit their maximum underwriting exposure on traditional life insurance of a single life to approximately $1 million of coverage by using yearly renewable term reinsurance. The life insurance operations have not entered into assumption reinsurance transactions or surplus relief transactions during the three year period ended December 31, 1993. (See also Note 5 of Notes to Financial Statements.)

         The investment risk represents the exposure to loss resulting from the cash flows from the invested assets, primarily long-term fixed rate investments, being less than the cash flows required to meet the obligations of the expected policy and contract liabilities and the necessary return on investments.

         To minimize its exposure to investment risk, AIG tests the cash flows from the invested assets and the policy and contract liabilities using various interest rate scenarios to determine if a liquidity excess or deficit is perceived to exist. If a rebalancing of the invested assets to the policy and contract claims became necessary and did not occur, a demand could be placed upon liquidity. (See also the discussion under "Liquidity" herein.)

         The asset-liability relationship is appropriately managed in AIG's foreign operations, even though certain territories lack qualified long term investments or there are investment restrictions imposed by the local regulatory authorities. For example, in Japan and several Southeast Asia territories, the duration of the investments is often for a shorter period than the effective maturity of such policy liabilities. Therefore, there is a risk that the reinvestment of the proceeds at the maturity of the investments may be at a yield below that of the interest required for the accretion of the policy liabilities. In Japan, the average duration of the investment portfolio is 5.3 years, while the related policy liabilities are estimated to be 7.4 years. To maintain an adequate yield to match the interest required over the duration of the liabilities, constant management focus is required to reinvest the proceeds of the maturing securities without sacrificing investment quality. To the extent permitted under local regulation, AIG may invest in qualified longer-term securities outside Japan to achieve a closer matching in both duration and the required yield. AIG is able to manage any asset-liability duration difference through maintenance of sufficient global liquidity and support of any operational shortfall through its international financial network. Domestically, the asset-liability matching process is appropriately functioning as there are investments available to match the duration and the required yield. (See also the discussion under "Liquidity" herein.)

         AIG uses asset-liability matching as a management tool to determine the composition of the invested assets and marketing strategies. As a part of these strategies, AIG may determine that it is economically advantageous to be temporarily in an unmatched position due to anticipated interest rate or other economic changes.

         Life insurance net investment income increased 14.1 percent to $1.50 billion in 1993 compared to increases of 15.3 percent and 16.6 percent in 1992 and 1991, respectively. The growth in net investment income in each of the three years was primarily attributable to new cash flow for investment. The new cash flow was generated from net life insurance operating cash flow and included the compounding of previously earned and reinvested net investment income. The decline in the rate of growth is a reflection of the general worldwide downward trend in interest rates. (See also the discussion under "Liquidity" herein.)

         Life insurance realized capital gains were $54.6 million in 1993, $43.3 million in 1992 and $23.2 million in 1991. These realized gains resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the redemption of fixed maturities and, to a smaller extent, from the disposition of equity securities.

         Life insurance operating income in 1993 increased 17.1 percent to $781.6 million compared to increases of 18.8 percent and 21.4 percent in 1992 and 1991, respectively. Excluding realized capital gains from life insurance operating income, the percent increases would be 16.5 percent, 15.9 percent and
14.8 percent in 1993, 1992 and 1991, respectively. The contribution of life insurance operating income to income before income taxes and the cumulative effect of accounting changes amounted to 30.0 percent in 1993 compared to 31.2 percent in 1992 and 27.8 percent in 1991.

AGENCY AND SERVICE FEE OPERATIONS

Agency and service fee operating income in 1993 increased 14.6 percent to $60.2 million compared to an increase of 13.8 percent in 1992 and an increase of 26.0 percent in 1991. The increases in operating income in all three years resulted from the growth of risk management services. Agency and service fee operating income contributed 2.3 percent to AIG's income before income taxes and the cumulative effect of accounting changes in 1993 compared to 2.5 percent in 1992 and 2.3 percent in 1991.

FINANCIAL SERVICES OPERATIONS

Financial services operating income amounted to $390.0 million in 1993, an increase of 12.6 percent. This compares with operating income in 1992 and 1991 of $346.4 million and $222.2 million, respectively, or increases of 55.9 percent and 67.7 percent in 1992 and 1991, respectively. The financial services operating income in 1993 increased over that of 1992 as a result of increases in the operating income of International Lease Finance Corporation (ILFC) and AIG Trading Group Inc. and its subsidiaries (AIGTG). The financial services operating income in 1992 increased over that of 1991 as a result of increases in the operating income of AIG Financial Products Corp. and its subsidiaries (AIGFP), ILFC and AIGTG. The primary reason for the increase in financial services operating income in 1991 was the inclusion of twelve months results of operations of ILFC and AIGTG.

     Through AIGFP and AIGTG, AIG participates in the derivatives market, which has expanded significantly during the past several years. Derivative products typically take the form of futures, forward, swap and option contracts and derive their values from underlying interest rate, foreign exchange, equity or commodity instruments. End users find derivatives to be a cost effective approach to managing market risks associated with traditional on-balance sheet financial instruments. As a dealer of derivative contracts, AIG typically acts as a counterparty to end users or other dealers. Consequently, AIG may build up substantial positions in derivatives which are managed by taking offsetting positions in other derivatives, commodities or financial instruments. AIG's counterparties include financial services companies, governmental units, banks and industrial companies. In considering AIG's derivative activities, it is also important to note that all significant derivative activities are conducted through AIGFP and AIGTG and that AIG's other units, including its insurance subsidiaries, are not significant end users of derivative products.

     Although the notional amounts of derivatives are not recorded on the balance sheet, dealer or principal-related derivatives are carried at their estimated fair values. Substantially all of AIG's derivative positions at December 31, 1993 were dealer or principal-related and thus accounted for in that manner. The notional amounts used to express the extent of AIG's involvement in derivatives transactions do not represent a quantification of the market or credit risks of the positions. The notional amounts represent the amounts used to calculate contractual cash flows to be exchanged and are generally not actually paid or received, except for certain contracts such as currency swaps and foreign exchange forwards. Furthermore, other factors such as offsetting transactions, master netting agreements and collateral must all be thoroughly considered in any measurement of risk.

     The market risk of derivatives arises principally from the potential for changes in volatility, interest rates, foreign exchange rates, and equity and commodity prices. The credit risk of derivatives arises from the potential for a counterparty to default on its contractual obligations. Credit risk exists at a particular point in time when a derivative has a positive market value. Derivatives, other than options, may be in an unrealized gain or unrealized loss position depending on market rates and contract terms. Purchased options contracts with positive market values have credit risk.

     AIGFP conducts, primarily as principal, an interest rate, currency, equity and commodity derivative products business. AIGFP also enters into long dated forward foreign exchange, option, synthetic security, liquidity facility and investment contract transactions.

     AIGFP generally manages its exposures by taking offsetting positions, including swaps, options, bonds, forwards or futures contracts. AIGFP manages its credit risk by internally evaluating the creditworthiness of counterparties and consulting with widely accepted credit rating services. In addition, AIGFP enters into master netting agreements, which incorporate the right of set-off to provide for the net settlement of covered contracts with the same counterparty, in the event of default or other cancellation of the agreement. Also, AIGFP requires collateral on certain transactions based on the credit worthiness of the counterparty.

     AIGFP monitors and controls its risk exposure on a daily basis through financial, credit and legal reporting systems and, accordingly, has in place effective procedures for evaluating and limiting the credit and market risks to which it is subject. Management is not aware of any potential counterparty defaults as of December 31, 1993.

     Revenues generated by AIGFP for 1993 were primarily comprised of interest rate swaps activity, which represented over 50 percent of total AIGFP revenues.

     In August of 1993, the chief executive officer and minority shareholder of AIGFP left the company and a new management team was put in place. A full and satisfactory settlement was reached between AIG and the former minority shareholder. Most members of AIGFP's core group central to the AIGFP operation have remained at the company.

     During 1993, certain investments held by AIGFP experienced financial difficulties and suffered significant rating downgrades. The pretax impact on AIG of the estimated other than temporary impairment in value of these investments was $215 million. As is AIG's policy in such situations where credit ratings have deteriorated significantly, these impairments have been appropriately recognized by charges to income of $104 million in 1993 and $111 million prior to 1993. The charge for the aforementioned impairments relates to investments made before the new management team was in place. Based on the latest information available, AIG believes that no further significant impairments exist.

     AIGTG engages as principal in trading activities in certain foreign exchange, precious and base metals, petroleum and petroleum products and natural gas markets. AIGTG is exposed to risk of loss through the potential non-performance of a counterparty on its contractual obligations (credit risk) and through the potential for changes in value due to fluctuations in interest and foreign exchange rates and in prices of commodities (market risk). Generally, AIGTG manages its credit risk through credit reviews, transaction limits and/or margin requirements. AIGTG manages the market risk of its various positions and transactions through offsetting transactions such as purchasing and selling options and forward and futures contracts.

     Revenues generated by AIGTG for 1993 were primarily comprised of foreign exchange activities, which represented over 60 percent of total AIGTG revenues.

     ILFC primarily engages in the acquisition of new and used commercial jet aircraft and the leasing and sale of such aircraft to airlines around the world. In addition, ILFC is engaged in the remarketing of commercial jets for airlines and financial institutions. ILFC is exposed to loss through non-performance of aircraft lessees and through owning and committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At December 31, 1993, only one of 230 aircraft owned was not leased. This aircraft is being converted for freighter service. Currently, 76.5 percent of the fleet is leased to foreign carriers.

     See also the discussions under "Capital Resources" and "Liquidity" herein and Notes 1, 9, 11 and 16 of Notes to Financial Statements.

     Financial services operating income represented 15.0 percent of AIG's income before income taxes and the cumulative effect of accounting changes in 1993. This compares to 16.2 percent and 11.0 percent in 1992 and 1991, respectively.

OTHER OPERATIONS

In 1993, AIG's equity in income of minority-owned reinsurance operations was $39.6 million compared to $27.9 million in 1992 and $28.8 million in 1991. The equity interest in reinsurance companies, which includes two equity operations which commenced business during 1993, represented 1.5 percent of income before income taxes and the cumulative effect of accounting changes in 1993, compared to 1.3 percent in 1992 and 1.4 percent in 1991.

     Other realized capital losses amounted to $12.7 million, $11.3 million and $14.1 million in 1993, 1992 and 1991, respectively.

     Other income (deductions)-net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially-owned companies, minority interest in certain consolidated companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In 1993, net deductions amounted to $73.8 million. In both 1992 and 1991, net deductions amounted to $70.2 million.

     Income before income taxes and the cumulative effect of accounting changes amounted to $2.60 billion in 1993 and $2.14 billion in 1992. Income before income taxes was $2.02 billion in 1991.

     In 1993, AIG recorded a provision for income taxes of $683.0 million compared to the provisions of $512.0 million and $469.6 million in 1992 and 1991, respectively. These provisions represent effective tax rates of 26.3 percent, 24.0 percent and 23.2 percent in the same respective years. The most significant cause for the increase in the effective tax rate for 1993 was the Omnibus Budget Reconciliation Act of 1993 (the Act). Among other things, the Act increased the corporate tax rate to 35 percent from 34 percent, effective January 1, 1993. Additionally, the effective tax rate was influenced by higher state and local income taxes.

     The increase in the effective tax rate for 1992 resulted from the adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (FASB 109). That is, fresh start adjustments resulting from loss reserve discounting and salvage recoveries are no longer recognized periodically. The provision for income taxes in 1991 reflects a benefit of approximately $28 million relating to the fresh start adjustment. (See Note 3 of Notes to Financial Statements.)

     Income before the cumulative effect of accounting changes amounted to $1.92 billion in 1993, $1.63 billion in 1992 and $1.55 billion in 1991. The increases in net income over the three year period resulted from those factors described above.

     At January 1, 1993, AIG's equity in income of minority-owned reinsurance operations was positively impacted by the cumulative effect of accounting changes on such operations from the adoption of FASB 109, which was partially offset by the adoption of Statement of Financial Accounting Standards No. 106

"Employer's Accounting for Postretirement Benefits Other than Pension Plans" (FASB 106). AIG's equity in the cumulative effect of such accounting changes was a net benefit of $20.7 million.

     AIG had adopted FASB 106 and FASB 109 effective as at January 1, 1992 recording a cumulative effect net benefit of $31.9 million. The pretax cumulative charge of adopting FASB 106 was $83.1 million and the net of tax cumulative charge was $54.8 million. The cumulative effect of adopting FASB 109 was a benefit of $86.7 million.

     Net income amounted to $1.94 billion in 1993, $1.66 billion in 1992 and $1.55 billion in 1991. The increases in net income over the three year period resulted from those factors described above.

CAPITAL RESOURCES

At December 31, 1993, AIG had total capital funds of $15.22 billion and total borrowings of $15.69 billion.

Total borrowings at December 31, 1993 and 1992 were as follows:

(in thousands)
- ------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                           1993                          1992
============================================================================================================
Borrowings under Obligations of
   Guaranteed Investment Agreements
   (GIA) -- AIGFP                                                  $ 6,735,600                   $ 6,697,800
- ------------------------------------------------------------------------------------------------------------
Commercial Paper:
   AIG Funding, Inc.                                                   891,700                       985,200
   ILFC                                                              1,442,400*                      942,800*
   AICCO                                                               638,200                       514,300
   AIGFP                                                               176,600                       183,000
- ------------------------------------------------------------------------------------------------------------
   Total                                                             3,148,900                     2,625,300
- ------------------------------------------------------------------------------------------------------------
Medium Term Notes:
   ILFC                                                              1,753,700*                    1,428,000*
   AIG                                                                 295,000                       237,000
- ------------------------------------------------------------------------------------------------------------
   Total                                                             2,048,700                     1,665,000
- ------------------------------------------------------------------------------------------------------------
Notes and Bonds Payable:
   ILFC                                                              2,550,000*                    1,800,000*
   AIGFP                                                               521,400                       145,500
   AIG: Lire bonds                                                     159,100                       159,100
        Zero coupon notes                                               59,100                        53,100
- ------------------------------------------------------------------------------------------------------------
   Total                                                             3,289,600                     2,157,700
- ------------------------------------------------------------------------------------------------------------
Loans and Mortgages Payable                                            466,300                       318,500
   ($196,900 was not guaranteed by
   AIG in 1993 and 1992.)
- ------------------------------------------------------------------------------------------------------------
Total Borrowings                                                    15,689,100                    13,464,300
- ------------------------------------------------------------------------------------------------------------
Borrowings not guaranteed by AIG                                     5,943,000                     4,367,700
Matched GIA borrowings                                               6,735,600                     6,697,800
- ------------------------------------------------------------------------------------------------------------
                                                                    12,678,600                    11,065,500
- ------------------------------------------------------------------------------------------------------------
Remaining borrowings of AIG                                        $ 3,010,500                   $ 2,398,800
============================================================================================================

* AIG does not guarantee or support these borrowings.

See also Note 9 of Notes to Financial Statements.

     GIAs serve as the source of proceeds for AIGFP's investments in a diversified portfolio of securities. (See also the discussions under "Operational Review" and "Liquidity" herein and Notes 1, 9 and 11 of Notes to Financial Statements.)

     AIG Funding, Inc. intends to continue to meet AIG's funding requirements through the issuance of commercial paper guaranteed by AIG. This issuance of commercial paper is subject to the approval of AIG's Board of Directors. ILFC, A.I. Credit Corp. (AICCO) and AIGFP issue commercial paper for the funding of their own operations. AIG does not guarantee AICCO's or ILFC's commercial paper. However, AIG has entered into an agreement in support of AICCO's commercial paper. AIG guarantees AIGFP's commercial paper. (See Note 9 of Notes to Financial Statements.)

     ILFC primarily uses the proceeds of its borrowings to acquire new and used commercial jet aircraft to lease and/or remarket to airlines around the world. During 1993, ILFC increased the aggregate principal amount outstanding of its medium term and term notes to $4.30 billion at December 31, 1993, a net increase of $1.08 billion from 1992. At December 31, 1993, ILFC had $1 billion in aggregate principal amount of debt securities registered for issuance from time to time. (See also the discussions under "Operational Review" and "Liquidity" herein and Notes 1, 9 and 16 of Notes to Financial Statements.)

     ILFC sold $100 million of Market Auction Preferred Stock in each of November 1993 and December 1992.

     During 1993, AIG issued $125.0 million in aggregate principal amount of medium term notes. The proceeds of these notes were used for general corporate purposes. During 1993, $67.0 million of previously issued notes matured. At December 31, 1993, AIG had $247.0 million in aggregate principal amount of debt securities registered for issuance from time to time. (See also Note 9 of Notes to Financial Statements.)

     AIG's capital funds have increased $2.44 billion in 1993. Unrealized appreciation of investments, net of taxes, increased $792.8 million, primarily as a result of the general market trends worldwide, particularly overseas, and to a lesser extent, the adoption of Financial Accounting Standards No. 115 "Accounting for Certain Debt and Equity Securities" (FASB 115). Unrealized appreciation of investments, net of taxes, will now be subject to increased volatility resulting from the changes in the market value of bonds available for sale. (See also the discussion under "Accounting Standards" herein.) The cumulative translation adjustment loss, net of taxes, increased $14.3 million, and retained earnings increased $1.81 billion, resulting from net income less dividends.

     During 1993, preferred stock issued and outstanding decreased $7,500 and additional paid-in capital declined approximately $150 million due to the redemption of Series M-1 and M-2 Exchangeable Money Market Cumulative Serial Preferred Stock. Common stock increased by $281.2 million and additional paid-in capital decreased by that amount as a result of a common stock split in the form of a 50 percent stock dividend paid July 30, 1993. (See also Note 10 of Notes to Financial Statements.)

     Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At December 31, 1993 there were no significant statutory or regulatory issues which would impair AIG's financial condition or results of operations. (See also the discussion under "Liquidity" herein and Note 10 of Notes to Financial Statements.)

LIQUIDITY

At December 31, 1993, AIG's consolidated invested assets included approximately $5.23 billion of cash and short-term investments. Consolidated net cash provided from operating activities in 1993 amounted to approximately $6.47 billion.

     Management believes that AIG's liquid assets, its net cash provided by operations, and access to the capital markets will enable it to meet any foreseeable cash requirements.

     AIG's liquidity is primarily derived from the operating cash flows of its general and life insurance operations.

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance pretax operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG's insurance operations generated approximately $5.7 billion in pretax operating cash flow during 1993. The underwriting cash flow approximated $2.8 billion in 1993. Underwriting cash flow represents periodic premium collections and paid loss recoveries less reinsurance premiums, losses, benefits, and acquisition and operating expenses paid. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance operations generated approximately $2.9 billion in investment income cash flow during 1993. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains.

     The combined insurance pretax operating cash flow coupled with the cash and short-term investments of $4.70 billion provided the insurance operations with a significant amount of liquidity. This liquidity is available to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy and collateral and guaranteed loans. With this liquidity coupled with proceeds of approximately $11 billion from the maturities, sales and redemptions of fixed income securities and from the sales of marketable equity securities, AIG purchased approximately $15 billion of fixed income securities and marketable equity securities.

     The following table is a summary of the composition of AIG's invested assets, including investment income due and accrued and real estate, at December 31, 1993:

(dollars in thousands)
- ---------------------------------------------------------------------------------------------------------
                                                                      Invested                    Percent
                                                                        Assets                   of Total
=========================================================================================================
General insurance                                                  $22,573,800                       33.2%
Life insurance                                                      22,037,300                       32.4
Financial services                                                  22,957,300                       33.7
Other                                                                  464,100                        0.7
- ---------------------------------------------------------------------------------------------------------
Total                                                              $68,032,500                      100.0%
=========================================================================================================

     The following table is a summary of the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at December 31, 1993:

(dollars in thousands)
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                PERCENT DISTRIBUTION
                                                                                                        PERCENT --------------------
                                                                GENERAL          LIFE           TOTAL  OF TOTAL  DOMESTIC   FOREIGN
====================================================================================================================================
Bonds:
  Taxable                                                    $ 4,234,800   $13,387,800    $17,622,600     39.5%     38.4%    61.6%
 Tax-exempt                                                   12,346,700            --     12,346,700     27.7     100.0      --
Short-term investments, including
 time deposits, and cash                                       1,820,500     2,878,600      4,699,100     10.6      23.1     76.9
Common stocks                                                  2,761,800     1,527,200      4,289,000      9.6      36.1     63.9
Mortgage loans on real estate, policy and collateral loans        96,300     2,678,200      2,774,500      6.2      24.6     75.4
Real estate                                                      284,300       572,000        856,300      1.9      16.2     83.8
Investment income due and accrued                                429,700       363,900        793,600      1.8      54.0     46.0
Other invested assets                                            599,700       629,600      1,229,300      2.7      53.2     46.8
- ---------------------------------------------------------------------------------------------------------------------------------
Total                                                        $22,573,800   $22,037,300    $44,611,100    100.0%     53.0%    47.0%
=================================================================================================================================

     With respect to bonds, AIG's strategy is to invest in high quality securities while maintaining diversification to avoid significant exposure to issuer, industry and/or country concentrations.

     Approximately two-thirds of the fixed maturity investments are domestic securities. Approximately 43 percent of such domestic securities were rated AAA and approximately 2 percent were below investment grade.

     A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services. However, credit quality rating services similar to the aforementioned rating agencies are not available in all overseas locations. Thus, AIG annually reviews the credit quality of the nonrated fixed income investments, including mortgages, in its foreign portfolio. AIG applies a scale similar to that of Moody's and S&P to the rating of these securities. Coupling the ratings of this internal review with those of the independent agencies indicates that approximately 49 percent of the foreign fixed income investments were rated AAA and approximately one percent were deemed below investment grade at December 31, 1993.

     Although AIG's fixed income insurance portfolios contain minor amounts of securities below investment grade, potentially any fixed income security is subject to downgrade for a variety of reasons subsequent to any balance sheet date.

     Approximately 6 percent of the fixed maturities portfolio are Collateralized Mortgage Obligations (CMOs). All the CMOs are investment grade and nearly all the CMOs are backed by various U.S. government agencies. Thus, credit risk is minimal. There are no interest only or principal only CMOs. CMOs are exposed to interest rate risk as the duration and ultimate realized yield would be affected by the accelerated prepayments of the underlying mortgages.

     When permitted by regulatory authorities and when deemed necessary to protect insurance assets, including invested assets, from currency risk and interest rate risk, AIG and its insurance subsidiaries consider entering into derivative transactions. To date, such activities have been insignificant.

     Short-term investments represent amounts invested in various internal and external money market funds, time deposits and cash.

     Mortgage loans on real estate, policy, collateral and guaranteed loans comprise 6.2 percent of AIG's insurance invested assets at December 31, 1993. AIG's insurance holdings of real estate mortgages amounted to $1.31 billion of which 36.4 percent was domestic. At December 31, 1993, no domestic mortgages and only a nominal amount of foreign mortgages were in default. At December 31, 1993, AIG's insurance holdings of collateral loans amounted to $482.4 million, all of which were foreign. It is AIG's practice to maintain a maximum loan to value ratio of 75 percent.

     AIG's real estate investment properties are primarily occupied by AIG's various operations. The current market value of these properties considerably exceeds their carrying value.

     There exist in certain jurisdictions significant regulatory and/or foreign governmental barriers which may not permit the immediate free flow of funds between insurance subsidiaries or from the insurance subsidiaries to AIG parent. These barriers generally cause only minor delays in the outward remittance of the funds.

     The following table is a summary of the composition of AIG's financial services invested assets, including real estate, at December 31, 1993:

(dollars in thousands)
- ---------------------------------------------------------------------------------------------------------
                                                                      Invested                    Percent
                                                                        Assets                   of Total
=========================================================================================================
Flight equipment, primarily under operating
   leases, net of accumulated depreciation                         $ 8,555,400                       37.3%
Securities available for sale, at market value                       4,991,100                       21.7
Trading securities, at market value                                  2,516,200                       11.0
Securities purchased under agreements
   to resell, at contract value                                      2,737,500                       11.9
Receivables from securities brokers
   and dealers                                                       1,328,400                        5.8
Spot commodities, at market value                                      764,200                        3.3
Net unrealized gain on interest rate and currency
   swaps, options and forward transactions                             640,100                        2.8
Other, including short-term investments                              1,424,400                        6.2
- ---------------------------------------------------------------------------------------------------------
   Total                                                           $22,957,300                      100.0%
=========================================================================================================

     As previously discussed, the cash for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financing. The primary sources for the repayment of this debt and the interest expense thereon are the lease receipts received and proceeds from the sale of flight equipment. During 1993, ILFC obtained net financing of $1.59 billion for the acquisition of flight equipment costing $2.41 billion. Additional funds were provided by the proceeds from the issuance of its preferred stock and the disposal of flight equipment.

     At December 31, 1993, ILFC had committed to purchase 227 aircraft deliverable from 1994 through 1999 at an estimated aggregate purchase price of $12.9 billion and had options to purchase an additional 58 aircraft deliverable through 1999 at an estimated aggregate exercisable price of $3.4 billion. As of March 1, 1994, ILFC has entered into leases, letters of intent to lease or is in various stages of negotiation for 52 of 56 aircraft to be delivered in 1994 and 40 of 171 aircraft to be delivered subsequent to 1994. ILFC will be required to find customers for any aircraft presently on order and any new aircraft to be ordered, and it must arrange financing for portions of the purchase price of such equipment. ILFC has been successful to date both in placing its new aircraft on lease or sales contract and obtaining adequate financing.

     Securities available for sale, and securities purchased under agreements to resell are primarily purchased with the proceeds of AIGFP's GIA financings. The securities purchased involve varying degrees of credit risk. The average credit rating of AIGFP's securities available for sale at December 31, 1993 was AA. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP generally takes possession of securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring customer credit exposure and requiring additional collateral to be deposited when deemed necessary.

     AIGFP for its own account enters into interest rate, currency, equity and commodity swaps and forward commitments. AIGFP evaluates the credit worthiness of its counter-parties by internal credit evaluation and consultation with widely accepted credit-rating services. The average credit rating of AIGFP's counterparties as a whole, as measured by AIGFP, was AA-- at December 31, 1993. Swaps, options and forward transactions are carried at estimated fair value based on the use of valuation models that utilize, among other things, current interest, foreign exchange and volatility rates, as applicable, with the resulting unrealized gains or losses reflected in the current period's income. These values are also reviewed by reference to the market levels at which AIGFP hedges its transactions, and are adjusted as deemed appropriate by management. The recorded values may be different than the values that might be realized if AIGFP were to sell or close out the transactions because of limited liquidity for these instruments.

     AIGTG acts as principal in certain foreign exchange, precious and base metals, petroleum and petroleum products and natural gas trading activities. AIGTG owns and may maintain substantially hedged inventories in the commodities in which it trades. AIGTG supports its trading activities largely through payables to securities brokers and dealers, securities sold under agreements to repurchase and spot commodities sold but not yet purchased. Thus, AIGTG's liquidity is provided through its high volume and rapid turnover activities in trading, market making and hedging. AIGTG uses derivatives to hedge various trading positions and transactions from adverse movement in interest rates, exchange rates and commodity prices.

RECENT DEVELOPMENTS

In 1989, the National Association of Insurance Commissioners (NAIC) adopted the "NAIC Solvency Policing Agenda for 1990". Included in this agenda was the development of Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company's statutory surplus to the risk inherent in its overall operations. AIG believes that the development of RBC standards is a positive step for the insurance industry but further believes the standards in their present form may lead to an inefficient deployment of industry capital. As experience is gained with the application of RBC standards, it is likely that adjustments to the formula will be made.

     Standards for the life RBC formula and a model act have been approved by regulators and were effective with the 1993 statutory financial statements. At December 31, 1993, the adjusted capital of each of AIG's four domestic life companies exceeded each of their RBC standards by multiples ranging from two to more than four.

     RBC standards for property and casualty insurers were finalized in principle in December 1993 and will be effective with the 1994 statutory financial statements to be filed in 1995. Applying these RBC standards to AIG's domestic general operations at December 31, 1993 reveals that the capital of each of the domestic general insurance companies exceeds the RBC requirements. Additionally, no AIG company is on any regulatory or similar "watch list".

     In 1992, domestic life insurance companies were required for regulatory purposes to fully adopt two investment reserves, the Asset Valuation Reserve
(AVR) and the Interest Maintenance Reserve (IMR). The AVR is formula based and applies to all invested assets which are subject to either credit or market risk. The IMR defers realized capital gains and losses on the sale of fixed maturities and mortgage loans. The realized gains and losses are subsequently amortized into investment income over the original term of the disposed assets. The impact of these reserves on the separately reported statutory income of certain domestic life companies was significant in 1993. However, there was no impact on AIG's 1993 GAAP consolidated life insurance operating income presented herein.

     In January 1994, the Los Angeles area of California suffered severe damage as a result of an earthquake. The impact of the insured losses on AIG's 1994 results of operations is currently estimated to be approximately $55 million net of reinsurance recoverable of approximately $95 million.

ACCOUNTING STANDARDS

Standards adopted during 1993:

At January 1, 1993, AIG adopted Statement of Financial Accounting Standards No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" (FASB 113). This statement specifies the accounting for the reinsuring (ceding) of insurance contracts and, effective in the first quarter of 1993, eliminates the reporting of assets and liabilities net of the effects of reinsurance. As required by FASB 113, the reserve for losses and loss expenses, the reserve for unearned premiums and future policy benefits for life and accident and health insurance contracts have been presented gross of ceded reinsurance in the accompanying December 31, 1993 balance sheet. A reinsurance asset was established to include the aforementioned ceded reinsurance balances. The balance sheet at December 31,

1992 has been appropriately reclassified to reflect the new presentation. FASB 113 also establishes the conditions required for a contract with a reinsurer to be accounted for as reinsurance ceded and prescribes accounting and reporting standards for the contract. There has been no material effect on AIG's general or life insurance operating income as a result of the adoption of FASB 113. (See also Note 5 of Notes to Financial Statements.)

     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (FASB 115), and AIG adopted this standard at December 31, 1993. The pretax increase in carrying value of bonds available for sale as a result of marking to market was $919.3 million. The portion which inured to the benefit of policyholders was $511.8 million, which has been recorded as a component of future policy benefits for life and accident and health insurance contracts. Thus, the unrealized appreciation of investments increased $251.0 million, net of taxes of $156.5 million.

     FASB 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows:

     o Where an enterprise has the positive intent and ability to hold debt securities to maturity, those securities are deemed to be held to maturity securities and reported at amortized cost.

     o Where an enterprise purchases debt and equity securities principally for the purpose of selling them in the near term, those securities are deemed to be trading securities and are reported at fair value, with the unrealized gains and losses included in operating income.

     o Where debt and equity securities are not reported either as held to maturity securities or trading securities, those securities are deemed to be available for sale securities and reported at fair value, with unrealized gains and losses excluded from operating income and reported in a separate component of shareholders' equity.

     This statement has significantly changed and narrowed the meaning of the held to maturity category from previous generally accepted accounting principles. (See also Notes 1(c) and 8 of Notes to Financial Statements.)

     During 1993, the Emerging Issues Task Force (EITF) of FASB adopted an accounting rule "Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises" (EITF Issue No. 93-6). This rule encompasses any multiyear retrospectively rated contract requiring that insurers recognize as assets the reinsurer's obligations, and that ceding insurers accrue liabilities for the contract obligations. AIG has analyzed the aspects of this accounting rule and determined that there was no significant impact on AIG's results of operations or financial condition.

Standards to be adopted in the future:

     In March 1992, FASB issued Interpretation No. 39 "Offsetting of Amounts Related to Certain Contracts" (Interpretation), which is effective for fiscal years beginning after December 15, 1993. The Interpretation requires that unrealized gains and losses on swaps, forwards, options and similar contracts be recognized as assets and liabilities, whereas AIG's current policy is to record such unrealized gains and losses on a net basis in the consolidated balance sheet. The Interpretation allows the netting of such unrealized gains and losses with the same counterparty when they are included under a master netting arrangement with the counterparty and the contracts are reported at market value.

     Although there will be no effect on AIG's operating income upon the adoption of the Interpretation, AIG will be required to present certain of its financial services assets and liabilities on a gross basis, thus increasing both assets and liabilities in the consolidated balance sheet. The effect of presenting these assets and liabilities on a gross basis on AIG's consolidated balance sheet will not be significant.

     In November of 1992, FASB issued Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Post-employment Benefits" (FASB
112). FASB 112 establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. FASB 112 is effective for the 1994 financial statements and will have no material effect on AIG's results of operations or financial condition.

     In May 1993, FASB issued Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" (FASB 114). FASB 114 addresses the accounting by all creditors for impairment of certain loans. The impaired loans are to be measured at the present value of all expected future cash flows. The present value may be determined by discounting the expected future cash flows at the loan's effective rate or valued at the loan's observable market price or valued at the fair value of the collateral if the loan is collateral dependent. This methodology is not expected to produce a material effect on AIG's results of operations or financial condition.

     FASB 114 will be effective for the 1995 financial statements. AIG does not anticipate adoption prior to the effective date.

ITEM 8. Financial Statements and Supplementary Data

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

- --------------------------------------------------------------------------------------------------------------------------
                                                        Page                                                          Page
- --------------------------------------------------------------------------------------------------------------------------
  Report of Independent Accountants                    27      Schedules:
  Consolidated Balance Sheet as at                                   I--Summary of Investments--Other Than
    December 31, 1993 and 1992                         28                 Investments in Related
  Consolidated Statement of Income for the                                Parties as of
    years ended December 31, 1993, 1992                                   December 31, 1993                            S-1
    and 1991                                           30            II--Amounts Receivable from Related
  Consolidated Statement of Capital Funds                                 Parties and Underwriters,
    for the years ended December 31, 1993,                                Promoters and Employees Other
    1992 and 1991                                      31                 Than Related Parties for the years
  Consolidated Statement of Cash Flows for                                ended December 31, 1993, 1992
    the years ended December 31, 1993,                                    and 1991                                     S-2
    1992 and 1991                                      32            III--Condensed Financial Information of
  Notes to Financial Statements                        34                 Registrant as of December 31, 1993
                                                                          and 1992 and for the years ended
                                                                          December 31, 1993, 1992 and 1991             S-4
                                                                     V--Supplementary Insurance Information as
                                                                          of December 31, 1993, 1992 and
                                                                          1991 and for the years then ended            S-6
                                                                     VI--Reinsurance as of December 31, 1993,
                                                                          1992 and 1991 and for the years
                                                                          then ended                                   S-7
                                                                     IX--Short-term Borrowings as of
                                                                          December 31, 1993, 1992 and 1991             S-8
                                                                     X--Supplemental Information Concerning
                                                                          Property-Casualty Insurance Operations
                                                                          as of December 31, 1993, 1992
                                                                          and 1991 and for the years then ended        S-9

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
American International Group, Inc.

     We have audited the consolidated financial statements of American International Group, Inc. and subsidiaries listed in the index on page 26 of this Form 10-K. These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American International Group, Inc. and subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

     As discussed in Note 1(w) to the financial statements, the Company changed its method of accounting for investments in certain fixed maturity securities in 1993, and in 1992 for income taxes and postretirement benefits other than pensions.





                                                               COOPERS & LYBRAND

                              New York, New York
                              February 24, 1994.

CONSOLIDATED BALANCE SHEET                                                       American International Group, Inc. and Subsidiaries

(in thousands)
- ------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                                    1993            1992
====================================================================================================================================
ASSETS:
  Investments and cash:
    Fixed maturities:
      Bonds held to maturity, at amortized cost (market value: 1993-$13,278,300;
        1992-$24,371,600)                                                                               $ 12,193,701     $23,175,004
      Bonds available for sale, at market value (cost: $16,599,600)                                       17,562,411              --
      Bonds trading securities, at market value (cost: $307,900)                                             310,834              --
      Preferred stocks, at amortized cost (market value: 1993-$18,000; 1992-$100,100)                         17,428          99,908
      Bonds, at market value (cost: $3,184,000)                                                                   --       3,215,453
    Equity securities:
      Common stocks (cost: 1993-$3,720,000; 1992-$2,481,100)                                               4,364,410       2,584,810
      Non-redeemable preferred stocks (cost: 1993-$108,200; 1992-$109,100)                                   123,837         120,294
    Mortgage loans on real estate, policy and collateral loans                                             3,576,516       3,079,560
    Financial services assets:
      Flight equipment primarily under operating leases, net of accumulated depreciation
        (1993-$599,800; 1992-$358,400)                                                                     8,555,356       6,697,179
      Securities held for investment, at amortized cost                                                           --       4,172,671
      Securities available for sale, at market value (cost: $4,971,800)                                    4,991,105              --
      Trading securities, at market value                                                                  2,516,166       1,947,220
      Spot commodities, at market value                                                                      764,215         631,717
      Net unrealized gain on interest rate and currency swaps, options and forward transactions              640,120       1,422,700
      Receivables from securities brokers and dealers                                                      1,328,391       4,340,417
      Securities purchased under agreements to resell, at contract value                                   2,737,507       4,317,312
    Other invested assets                                                                                  1,265,056       1,172,535
    Short-term investments, at cost which approximates market value                                        5,072,893       4,648,879
    Cash                                                                                                     157,481         136,628
- ------------------------------------------------------------------------------------------------------------------------------------
      Total investments and cash                                                                          66,177,427      61,762,287





  Investment income due and accrued                                                                          808,268         782,391
  Premiums and insurance balances receivable-net                                                           8,364,096       7,693,179
  Reinsurance assets                                                                                      15,883,788      14,342,602
  Deferred policy acquisition costs                                                                        4,249,409       3,657,818
  Investments in partially-owned companies                                                                   571,680         440,267
  Real estate and other fixed assets, net of accumulated depreciation
    (1993-$950,000; 1992-$835,700)                                                                         1,615,742       1,405,837
  Separate and variable accounts                                                                           1,914,815       1,723,229
  Other assets                                                                                             1,429,623         914,572


- ------------------------------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                                                        $101,014,848     $92,722,182
====================================================================================================================================

See Accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET (continued)                                          American International Group, Inc. and Subsidiaries

(in thousands, except share amounts)
- -----------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                                    1993           1992
===================================================================================================================================
LIABILITIES:
  Reserve for losses and loss expenses                                                                  $ 30,046,172    $28,156,767
  Reserve for unearned premiums                                                                            5,515,670      4,956,727
  Future policy benefits for life and accident and health insurance contracts                             14,638,382     11,804,484
  Policyholders' contract deposits                                                                         4,439,839      4,486,702
  Other policyholders' funds                                                                               1,739,290      1,526,477
  Reserve for commissions, expenses and taxes                                                              1,113,397        924,805
  Insurance balances payable                                                                               1,458,383        583,420
  Funds held by companies under reinsurance treaties                                                         406,902        331,515
  Income taxes payable:
    Current                                                                                                  358,219        128,048
    Deferred                                                                                                 447,790        184,347
  Financial services liabilities:
    Borrowings under obligations of guaranteed investment agreements                                       6,735,579      6,697,819
    Securities sold under agreements to repurchase, at contract value                                      2,299,563      3,632,205
    Payables to securities brokers and dealers                                                             1,688,147      3,216,637
    Securities sold but not yet purchased, principally obligations of the
      U.S. Government and Government agencies, at market value                                               696,454        417,391
    Spot commodities sold but not yet purchased, at market value                                             285,757      1,536,675
    Deposits due to banks and other depositors                                                               557,372      1,001,610
    Commercial paper                                                                                       1,618,979      1,125,762
    Notes, bonds and loans payable                                                                         5,021,941      3,578,983
  Commercial paper                                                                                         1,529,906      1,499,547
  Notes, bonds, loans and mortgages payable                                                                  782,660        562,206
  Separate and variable accounts                                                                           1,914,815      1,723,229
  Other liabilities                                                                                        2,295,436      1,764,674
- -----------------------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                                                     85,590,653     79,840,030
- -----------------------------------------------------------------------------------------------------------------------------------
    COMMITMENTS AND CONTINGENT LIABILITIES

  PREFERRED SHAREHOLDERS' EQUITY IN SUBSIDIARY COMPANY                                                       200,000        100,000

CAPITAL FUNDS:
  Preferred stock, exchangeable money market cumulative serial, $5.00 par value;
    $100,000 liquidation value; 1,500 shares authorized; issued and
    outstanding 1993-0; 1992-1,500                                                                                --              8
  Common stock, $2.50 par value; 500,000,000 shares authorized; shares issued
    1993-337,390,986; 1992-224,929,520                                                                       843,477        562,324
  Additional paid-in capital                                                                                 572,142      1,014,947
  Unrealized appreciation of investments, net of taxes                                                       922,646        129,816
  Cumulative translation adjustments, net of taxes                                                          (348,186)      (333,882)
  Retained earnings                                                                                       13,301,529     11,486,615
  Treasury stock; 1993-19,762,919; 1992-13,300,507 shares of common stock
    (including 18,747,224 and 12,534,285 shares held by subsidiaries)                                        (67,413)       (77,676)
- -----------------------------------------------------------------------------------------------------------------------------------
    TOTAL CAPITAL FUNDS                                                                                   15,224,195     12,782,152
- -----------------------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND CAPITAL FUNDS                                                                 $101,014,848    $92,722,182
===================================================================================================================================

See Accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF INCOME                                                American International Group, Inc. and Subsidiaries

(in thousands, except per share amounts)
- -----------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                                   1993              1992              1991
===================================================================================================================================
GENERAL INSURANCE OPERATIONS:
  Net premiums written                                                              $10,025,903       $ 9,138,528       $ 9,146,394
  Change in unearned premium reserve                                                   (459,263)           70,862           (41,762)
- -----------------------------------------------------------------------------------------------------------------------------------
  Net premiums earned                                                                 9,566,640         9,209,390         9,104,632
  Net investment income                                                               1,340,480         1,252,086         1,163,461
  Realized capital gains                                                                 65,264            67,134            89,275
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                     10,972,384        10,528,610        10,357,368
- -----------------------------------------------------------------------------------------------------------------------------------
  Losses incurred                                                                     6,310,099         6,172,111         6,021,724
  Loss expenses incurred                                                              1,265,917         1,331,393         1,164,824
  Underwriting expenses (principally policy acquisition costs)                        1,980,233         1,900,970         1,922,893
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                      9,556,249         9,404,474         9,109,441
- -----------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                                    1,416,135         1,124,136         1,247,927
- -----------------------------------------------------------------------------------------------------------------------------------
LIFE INSURANCE OPERATIONS:
  Premium income                                                                      5,746,046         4,853,087         4,059,354
  Net investment income                                                               1,499,714         1,313,838         1,139,793
  Realized capital gains                                                                 54,576            43,257            23,219
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                      7,300,336         6,210,182         5,222,366
- -----------------------------------------------------------------------------------------------------------------------------------
  Death and other benefits                                                            2,374,112         1,849,238         1,525,982
  Increase in future policy benefits                                                  2,517,245         2,274,638         1,967,206
  Acquisition and insurance expenses                                                  1,627,368         1,418,853         1,167,339
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                      6,518,725         5,542,729         4,660,527
- -----------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                                      781,611           667,453           561,839
- -----------------------------------------------------------------------------------------------------------------------------------
AGENCY AND SERVICE FEE OPERATING INCOME                                                  60,247            52,570            46,202
- -----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL SERVICES OPERATING INCOME                                                     390,038           346,442           222,156
- -----------------------------------------------------------------------------------------------------------------------------------
EQUITY IN INCOME OF MINORITY-OWNED REINSURANCE OPERATIONS                                39,589            27,929            28,806
- -----------------------------------------------------------------------------------------------------------------------------------
OTHER REALIZED CAPITAL LOSSES                                                           (12,742)          (11,293)          (14,144)
- -----------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS) - NET                                                         (73,797)          (70,189)          (70,211)
- -----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES                                                                  2,601,081         2,137,048         2,022,575
- -----------------------------------------------------------------------------------------------------------------------------------
INCOME TAXES (BENEFITS):
  Current                                                                               772,032           556,332           469,078
  Deferred                                                                              (89,029)          (44,299)              488
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                        683,003           512,033           469,566
- -----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                 1,918,078         1,625,015         1,553,009
CUMULATIVE EFFECT OF ACCOUNTING CHANGES, NET OF TAX
  AIG                                                                                        --            31,941                --
  MINORITY-OWNED REINSURANCE OPERATIONS                                                  20,695                --                --
- -----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                          $ 1,938,773       $ 1,656,956       $ 1,553,009
===================================================================================================================================
EARNINGS PER COMMON SHARE:
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                     $6.04            $ 5.10            $ 4.86
CUMULATIVE EFFECT OF ACCOUNTING CHANGES, NET OF TAX
  AIG                                                                                        --               .10                --
  MINORITY-OWNED REINSURANCE OPERATIONS                                                     .07                --                --
- -----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                $6.11            $ 5.20            $ 4.86
===================================================================================================================================
AVERAGE SHARES OUTSTANDING                                                              317,461           317,637           318,372
===================================================================================================================================

See Accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CAPITAL FUNDS                                          AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

(in thousands, except per share amounts)
- -----------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                                   1993              1992              1991
===================================================================================================================================
PREFERRED STOCK:
  Series M-1 and M-2, exchangeable money market cumulative serial:
  Balance at beginning of year                                                     $          8      $          8      $          8
    Redemption of preferred stock                                                            (8)               --                --
- -----------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                     --                 8                 8
- -----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK:
  Balance at beginning of year                                                          562,324           562,324           562,276
    Issued under stock option and purchase plans                                             --                --                48
    Stock split effected as dividend                                                    281,153                --                --
- -----------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                843,477           562,324           562,324
- -----------------------------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of year                                                        1,014,947         1,029,733         1,035,124
    Excess (deficit) of proceeds over (under) par value of common stock or cost of treasury common stock issued under stock
      option and purchase plans                                                         (10,131)          (13,353)           (5,391)
    Stock split effected as dividend                                                   (281,153)               --                --
    Redemption of preferred stock                                                      (149,992)               --                --
    Other                                                                                (1,529)           (1,433)               --
- -----------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                572,142         1,014,947         1,029,733
- -----------------------------------------------------------------------------------------------------------------------------------
UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS, NET OF TAXES:
  Balance at beginning of year                                                          129,816           114,826           (38,030)
    Changes during year                                                                 719,824            26,812           226,625
    Deferred income tax (expense) benefit on changes                                   (177,971)          (11,822)          (73,769)
    Cumulative effect of accounting change, net of taxes of $156,521                    250,977                --                --
- -----------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                922,646           129,816           114,826
- -----------------------------------------------------------------------------------------------------------------------------------
CUMULATIVE TRANSLATION ADJUSTMENTS, NET OF TAXES:
  Balance at beginning of year                                                         (333,882)         (167,567)         (128,661)
    Changes during year                                                                   8,742          (212,541)          (57,068)
    Applicable income tax (expense) benefit on changes                                  (23,046)           46,226            18,162
- -----------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                               (348,186)         (333,882)         (167,567)
- -----------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS:
  Balance at beginning of year                                                       11,486,615         9,946,335         8,500,343
    Net income                                                                        1,938,773         1,656,956         1,553,009
    Cash dividends to shareholders:
      Preferred                                                                          (1,043)           (4,471)           (7,262)
      Common ($.39, $.35 and $.31 per share, respectively)                             (122,816)         (112,205)          (99,755)
- -----------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                             13,301,529        11,486,615         9,946,335
- -----------------------------------------------------------------------------------------------------------------------------------
TREASURY STOCK, AT COST:
  Balance at beginning of year                                                          (77,676)          (22,205)          (26,618)
    Cost of shares acquired during year                                                 (13,148)          (82,096)          (12,675)
    Issued under stock option and purchase plans                                         23,411            26,625            17,088
- -----------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                (67,413)          (77,676)          (22,205)
- -----------------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL FUNDS AT END OF YEAR                                                 $ 15,224,195      $ 12,782,152      $ 11,463,454
===================================================================================================================================

See Accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS                                            American International Group, Inc. and Subsidiaries

(in thousands)
- -----------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                                   1993              1992              1991
===================================================================================================================================
SUMMARY:
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                         $ 6,467,451       $ 2,983,661       $ 3,679,255
  NET CASH USED IN INVESTING ACTIVITIES                                              (7,998,990)       (5,944,009)       (5,488,067)
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                           1,552,392         2,948,448         1,862,231
- -----------------------------------------------------------------------------------------------------------------------------------
  CHANGE IN CASH                                                                         20,853           (11,900)           53,419
  CASH AT BEGINNING OF YEAR                                                             136,628           148,528            95,109
- -----------------------------------------------------------------------------------------------------------------------------------
  CASH AT END OF YEAR                                                               $   157,481       $   136,628       $   148,528
===================================================================================================================================


  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $ 1,938,773       $ 1,656,956       $ 1,553,009
- -----------------------------------------------------------------------------------------------------------------------------------
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:
      Non-cash revenues, expenses, gains and losses included in income:
      Change in:
        General and life insurance reserves                                           4,770,443         3,755,753         3,146,970
        Premiums and insurance balances receivable and payable-net                      204,046          (119,083)         (249,251)
        Reinsurance assets                                                           (1,541,186)         (980,757)               --
        Deferred policy acquisition costs                                              (591,591)         (415,142)         (465,252)
        Investment income due and accrued                                               (25,877)          (72,442)          (38,941)
        Funds held under reinsurance treaties                                            75,387            14,332           (65,811)
        Other policyholders' funds                                                      212,813          (163,971)           55,243
        Current and deferred income taxes-net                                           141,143           (46,695)           80,630
        Reserve for commissions, expenses and taxes                                     188,592            82,052            72,144
        Other assets and liabilities-net                                                 15,711           366,672           278,671
        Receivables from and payables to securities brokers and dealers--net          1,483,536        (1,537,589)          192,181
        Trading securities, at market value                                            (568,946)         (322,323)         (184,441)
        Spot commodities, at market value                                              (132,498)          313,274          (808,903)
        Net unrealized gain on interest rate and currency swaps,
          options and forward transactions                                              782,580          (880,117)         (173,802)
        Securities purchased under agreements to resell                               1,579,805        (1,132,296)       (1,305,659)
        Securities sold under agreements to repurchase                               (1,332,642)        1,881,101           772,416
        Securities sold but not yet purchased                                           279,063          (594,152)          586,299
        Spot commodities sold but not yet purchased, at market value                 (1,250,918)        1,290,089           215,996
      Realized capital gains                                                           (107,098)          (99,098)          (98,350)
      Equity in income of partially-owned companies and other invested assets           (61,934)          (19,041)           (9,562)
      Depreciation expenses, principally flight equipment                               472,247           391,865           325,144
      Cumulative effect of accounting changes                                           (20,695)          (31,941)               --
      Change in cumulative translation adjustments                                        8,742          (212,541)          (57,068)
      Other-net                                                                         (52,045)         (141,245)         (142,408)
- -----------------------------------------------------------------------------------------------------------------------------------
      Total adjustments                                                               4,528,678         1,326,705         2,126,246
- -----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           $ 6,467,451       $ 2,983,661       $ 3,679,255
===================================================================================================================================

See Accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                                                                American International Group, Inc. and Subsidiaries
(in thousands)
- -----------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                                   1993              1992              1991
===================================================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cost of fixed maturities, at amortized cost, sold                             $  1,319,187      $  1,189,167      $  3,830,880
     Cost of fixed maturities, at amortized cost, matured or redeemed                 2,202,289         1,544,986           885,680
     Cost of bonds, at market, sold                                                   5,251,475         5,301,328         2,606,636
     Cost of bonds, at market, matured or redeemed                                      556,881           769,043             5,038
     Cost of equity securities sold                                                   1,885,439         1,699,855         2,500,354
     Realized capital gains                                                             107,098            99,098            98,350
     Purchases of fixed maturities                                                  (11,965,103)      (11,656,635)      (10,191,021)
     Purchases of equity securities                                                  (2,868,385)       (2,043,295)       (2,645,141)
     Mortgage, policy and collateral loans granted                                   (1,234,780)         (869,290)       (1,190,760)
     Repayments of mortgage, policy and collateral loans                                691,284           789,158           820,189
     Sales or maturities of securities held for investment                            1,902,814         2,385,465         1,712,165
     Purchases of securities held for investment                                     (2,714,813)       (2,751,823)       (2,055,569)
     Sales of flight equipment                                                          301,353           210,927           123,034
     Purchases of flight equipment                                                   (2,410,816)       (1,746,762)       (1,261,872)
     Net additions to real estate and other fixed assets                               (389,390)         (249,705)         (221,606)
     Sales or distributions of other invested assets                                    325,077           255,497           223,589
     Investments in other invested assets                                              (436,660)         (232,317)         (425,626)
     Change in short-term investments                                                  (424,014)         (547,229)         (279,991)
     Investments in partially-owned companies                                           (97,926)          (91,477)          (22,396)
- -----------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                              $ (7,998,990)     $ (5,944,009)     $ (5,488,067)
===================================================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:
     Change in policyholders' contract deposits                                    $    (46,863)     $    709,298      $    417,813
     Change in deposits due to banks and other depositors                              (444,238)          789,579            20,145
     Change in commercial paper                                                         523,576           856,092          (783,938)
     Proceeds from notes, bonds, loans and mortgages payable                          2,479,559         2,388,701         3,199,194
     Repayments on notes, bonds, loans and mortgages payable                           (822,147)       (1,639,780)       (2,140,700)
     Liquidation of zero coupon notes payable                                                --            (4,647)               --
     Proceeds from guaranteed investment agreements                                   4,244,133         3,024,305         3,916,397
     Maturities of guaranteed investment agreements                                  (4,206,373)       (3,088,167)       (2,658,733)
     Proceeds from subsidiary company preferred stock issued                             98,472            98,567                --
     Proceeds from common stock issued                                                   13,280            13,272            11,691
     Cash dividends to shareholders                                                    (123,859)         (116,676)         (107,017)
     Acquisition of treasury stock                                                      (13,148)          (82,096)          (12,675)
     Redemption of preferred stock                                                     (150,000)               --                --
     Other-net                                                                               --                --                54
- -----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          $  1,552,392      $  2,948,448      $  1,862,231
===================================================================================================================================

See Accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
American International Group, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of American International Group, Inc. and all significant subsidiaries (AIG). All material intercompany accounts and transactions have been eliminated.

       (B) BASIS OF PRESENTATION: The accompanying financial statements have been prepared on the basis of generally accepted accounting principles. Certain accounts have been reclassified in the 1992 and 1991 financial statements to conform to their 1993 presentation.

       General Insurance Operations: Premiums are earned primarily on a pro rata basis over the term of the related coverage. The reserve for unearned premiums represents the portion of net premiums written relating to the unexpired terms of coverage.

       Acquisition costs are deferred and amortized over the period in which the related premiums are earned. Investment income is not anticipated in the deferral of acquisition costs (see Note 4).

       Losses and loss expenses are charged to income as incurred. The reserve for losses and loss expenses represents the accumulation of estimates for reported losses and includes provisions for losses incurred but not reported. AIG does not discount its loss reserves, other than for very minor amounts related to certain workers' compensation claims. The methods of determining such estimates and establishing resulting reserves, including amounts relating to reserves for estimated unrecoverable reinsurance, are continually reviewed and updated. Adjustments resulting therefrom are reflected in income currently.

       Life Insurance Operations: Premiums for traditional life insurance products are generally recognized as revenues over the premium paying period of the related policies. Benefits and expenses are provided against such revenues to recognize profits over the estimated life of the policies. Revenues for universal life and investment-type products consist of policy charges for the cost of insurance, administration, and surrenders during the period. Expenses include interest credited to policy account balances and benefit payments made in excess of policy account balances. Investment income reflects certain minor amounts of realized capital gains where the gains are deemed to be an inherent element in pricing certain life products in some foreign countries.

       Policy acquisition costs for traditional life insurance products are generally deferred and amortized over the premium paying period of the policy. Deferred policy acquisition costs and policy initiation costs related to universal life and investment-type products are amortized in relation to expected gross profits over the life of the policies (see Note 4).

       The liabilities for future policy benefits and policyholders' contract deposits are established using assumptions described in Note 6.

       Financial Services Operations: AIG conducts, primarily as principal, an interest rate, currency, equity and commodity derivative products business. It also enters into long dated forward foreign exchange, option, synthetic security, liquidity facility and investment contract transactions. In the course of conducting its business, AIG also engages in a variety of other related transactions.

       AIG engages as principal in trading activities in certain foreign exchange, precious and base metals, petroleum and petroleum products and natural gas markets. AIG owns and maintains substantial inventories in the commodities in which it trades. Substantially all spot commodities are hedged by futures and forward contracts to minimize exposure to market risk. Additionally, AIG acts as an adviser in evaluating and subsequently customizing specific programs for customers to manage their foreign exchange exposure.

       AIG, as lessor, leases flight equipment principally under operating leases. Accordingly, income is reported over the life of the lease as rentals become receivable under the provisions of the lease or, in the case of leases with varying payments, under the straight-line method over the noncancelable term of the lease. In certain cases, leases provide for additional amounts contingent on usage. AIG also is a marketer of flight equipment and marketing revenues from such operations consist of net gains on sales of flight equipment, commissions and net gains on dispositions of leased flight equipment.

       (C) INVESTMENTS IN FIXED MATURITIES AND EQUITY SECURITIES: Bonds and preferred stocks held to maturity, both of which are principally owned by the insurance subsidiaries, are carried at amortized cost where AIG has the ability and positive intent to hold these securities until maturity. Where AIG may not have the positive intent to hold these securities until maturity, those bonds are considered to be available for sale and carried at market values. Included in the bonds available for sale are collateralized mortgage obligations (CMOs). Premiums and discounts arising from the purchase of CMOs are treated as yield adjustments. Bond trading securities are carried at market value, as it is AIG's intention to sell these securities in the near term. Common and preferred stocks available for sale are carried at market value.

       Unrealized gains and losses from investments in available for sale securities are reflected in capital funds, net of any related deferred income taxes. Changes in unrealized gains and losses from investments in trading securities are reflected in income currently.

American International Group, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

       Realized capital gains and losses are determined principally by specific identification. Where declines in values of securities below cost or amortized cost are considered to be other than temporary, a charge would be reflected in income for the difference between carrying value and estimated net realizable value.

       (D) MORTGAGE LOANS ON REAL ESTATE, POLICY AND COLLATERAL LOANS:
Mortgage loans on real estate, policy loans and collateral loans are carried at unpaid principal balances.

       (E) FLIGHT EQUIPMENT: Flight equipment is stated at cost. Major additions and modifications are capitalized. Normal maintenance and repairs, airframe and engine overhauls and compliance with return conditions of flight equipment on lease are provided by and paid for by the lessee. Under the provisions of most leases for certain airframe and engine overhauls, the lessee is reimbursed for costs incurred up to but not exceeding contingent rentals paid to AIG by the lessee. AIG provides a charge to income for such reimbursements based upon the hours utilized during the period and the expected reimbursement during the life of the lease. Depreciation and amortization are computed on the straight-line basis to a residual value of approximately 15 percent over the estimated useful lives of the related assets but not exceeding 25 years. This caption also includes deposits for aircraft to be purchased.

       At the time the assets are retired or disposed of, the cost and associated accumulated depreciation and amortization are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss.

       (F) SECURITIES AVAILABLE FOR SALE, AT MARKET VALUE: These securities are held to meet long term investment objectives and are accounted for as available for sale. In 1992 these securities were carried at amortized cost.

       (G) TRADING SECURITIES, AT MARKET VALUE: Trading securities are held to meet short term investment objectives, including hedging securities. These securities are carried at market value and are recorded on a trade date basis. The unrealized gains and losses are reflected in income currently.

       (H) SPOT COMMODITIES, AT MARKET VALUE: Spot commodities, which include commodities and foreign currency options, are valued at market and are recorded on a trade date basis. The unrealized gains and losses are reflected in income currently. Substantially all spot commodities are hedged by futures and forward contracts. These contracts are valued at market and are recorded as contractual commitments on a trade basis. The unrealized gains and losses on open contracts are reflected in income currently.

       (I) NET UNREALIZED GAIN ON INTEREST RATE AND CURRENCY SWAPS, OPTIONS AND FORWARD TRANSACTIONS: Swaps, options and forward transactions are accounted for as contractual commitments recorded on a trade date basis and are carried at estimated fair value based on the use of valuation models that utilize, among other things, current interest, foreign exchange and volatility rates, as applicable, with the resulting unrealized gains or losses reflected in the current period's income. These values are also reviewed by reference to the market levels at which AIG hedges its transactions, and are adjusted, as deemed appropriate by management. The recorded values may be different than the values that might be realized if AIG were to sell or close out the transactions because of limited liquidity for these instruments. AIGmanages its economic risk with a variety of transactions, including swaps, options, bonds, forwards or futures contracts and other transactions as appropriate.

       (J) RECEIVABLES FROM AND PAYABLES TO SECURITIES BROKERS AND DEALERS:
Receivables from and payables to securities brokers and dealers include balances due from and due to clearing brokers and exchanges and receivables from and payables to counterparties which relate to unrealized gains and losses on open forward settlement contracts and next day settlements on securities and swap payments.

       (K) SECURITIES PURCHASED (SOLD) UNDER AGREEMENTS TO RESELL (REPURCHASE), AT CONTRACT VALUE: Purchases of securities under agreements to resell and sales of securities under agreements to repurchase are accounted for as collateralized transactions and are recorded at their contracted resale or repurchase amounts, plus accrued interest. Generally, it is AIG's policy to take possession of securities purchased under agreements to resell.

       AIG minimizes the credit risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring customer credit exposure and collateral value and generally requiring additional collateral to be deposited with AIG when deemed necessary.

       (L) OTHER INVESTED ASSETS: Other invested assets consist primarily of investments in joint ventures and partnerships and other investments not classified elsewhere herein. The joint ventures and partnerships are carried at equity or cost depending on the nature of the invested asset and the ownership percentage thereof. Other investments are carried at cost or market depending upon the nature of the underlying assets. Unrealized gains and losses from the revaluation of those investments carried at market are reflected in capital funds, net of any related taxes.

American International Group, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

       (M) REINSURANCE ASSETS: Reinsurance assets include the balances due from other insurance companies under the terms of AIG's reinsurance arrangements for paid and unpaid losses and loss expenses, unearned reinsurance premium ceded and for future policy benefits for life and accident and health insurance contracts and benefits paid. It also includes funds held under reinsurance treaties.

       (N) INVESTMENTS IN PARTIALLY-OWNED COMPANIES: The equity method of accounting is used for AIG's investment in companies in which AIG's ownership interest approximates twenty but is not greater than fifty percent (minority-owned companies). Equity in income of minority-owned reinsurance operations is presented separately in the consolidated statement of income. Equity in realized capital gains of such companies is included in other realized capital gains (losses). Equity in net income of other unconsolidated companies is principally included in other income (deductions)-net. At December 31, 1993, AIG's significant investments in partially-owned companies included its 45.4 percent interest in Transatlantic Holdings, Inc. (Transatlantic), which derives a substantial portion of its assumed reinsurance from AIG subsidiaries; its 19.9 percent interest in Richmond Insurance Company; its 23.9 percent interest in SELIC Holdings, Ltd; and its 24.4 percent interest in IPC Holdings, Ltd. This balance sheet caption also includes investments in less significant partially-owned companies and in certain minor majority-owned subsidiaries. At December 31, 1993, the market value of AIG's investment in Transatlantic exceeded its carrying value by approximately $193.1 million.

       (O) REAL ESTATE AND OTHER FIXED ASSETS: The costs of buildings and furniture and equipment are depreciated principally on a straight-line basis over their estimated useful lives (maximum of 40 years for buildings and 10 years for furniture and equipment). Expenditures for maintenance and repairs are charged to income as incurred; expenditures for betterments are capitalized and depreciated.

       (P) SEPARATE AND VARIABLE ACCOUNTS: Separate and variable accounts represent funds for which investment income and investment gains and losses accrue directly to the policyholders. Each account has specific investment objectives, and the assets are carried at market value. The assets of each account are legally segregated and are not subject to claims which arise out of any other business of AIG.

       (Q) SECURITIES SOLD BUT NOT YET PURCHASED, PRINCIPALLY OBLIGATIONS OF THE U.S. GOVERNMENT AND GOVERNMENT AGENCIES, AT MARKET VALUE: Securities sold but not yet purchased represent sales of securities not owned at the time of sale. These obligations are recorded on a trade date basis and are carried at current market values. The unrealized gains and losses are reflected in income currently.

       (R) SPOT COMMODITIES SOLD BUT NOT YET PURCHASED, AT MARKET VALUE: Spot commodities sold but not yet purchased represent sales of commodities not owned at the time of sale. These obligations are recorded on a trade date basis and are carried at market values based upon current commodity prices. The unrealized gains and losses are reflected in income currently.

       (S) PREFERRED SHAREHOLDERS' EQUITY IN SUBSIDIARY COMPANY: Preferred shareholders' equity in subsidiary company relates to outstanding market auction preferred stock of International Lease Finance Corporation (ILFC), a wholly owned subsidiary of AIG.

       (T) TRANSLATION OF FOREIGN CURRENCIES: Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" (FASB 52). Under FASB 52, functional currency assets and liabilities are translated into U.S. dollars generally using current rates of exchange and the related translation adjustments are recorded as a separate component of capital funds. Functional currencies are generally the currencies of the local operating environment. Income statement accounts expressed in functional currencies are translated using average exchange rates. The adjustments resulting from translation of financial statements of foreign entities operating in highly inflationary economies are recorded in income. Exchange gains and losses resulting from foreign currency transactions are also recorded in income.

       (U) INCOME TAXES: Deferred federal and foreign income taxes are provided for temporary differences for the expected future tax consequences of events that have been recognized in AIG's financial statements or tax returns.

       (V) EARNINGS PER SHARE: Earnings per common share are based on the weighted average number of common shares outstanding, retroactively adjusted to reflect all stock dividends and stock splits. The effect of all other common stock equivalents is not significant for any period presented.

       (W) ACCOUNTING STANDARDS:
       (i) Standards Adopted in 1993: At January 1, 1993, AIG adopted Statement of Accounting Standards No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" (FASB 113). This statement specifies the accounting for the reinsuring (ceding) of insurance contracts and, effective in the first quarter of 1993, eliminates the reporting of assets and liabilities net of the effects of reinsurance. As required by FASB 113, the reserve for losses and loss expenses, reserve for unearned premiums and future policy benefits for life and accident and health insurance contracts have been presented gross of ceded reinsurance. A reinsurance asset was established to include the aforementioned ceded reinsurance balances. The balance sheet at December 31, 1992 has been appropriately reclassified to reflect the new presentation.

American International Group, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FASB 113 also establishes the conditions required for a contract with a reinsurer to be accounted for as reinsurance ceded and prescribes accounting and reporting standards for the contract. There has been no material effect on AIG's general or life insurance operating income as a result of the adoption of FASB 113.

       In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 115 "Accounting for Certain Investments on Debt and Equity Securities" (FASB 115) and AIG adopted this standard at December 31, 1993. The pretax increase in carrying value of bonds available for sale as a result of marking to market was $919.3 million. The portion which inured to the benefit of policyholders was $511.8 million, which has been recorded as a component of future policy benefits for life and accident and health insurance contracts. Thus, the unrealized appreciation of investments increased $251.0 million, net of taxes of $156.5 million.

       FASB 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows:

       o Where an enterprise has the positive intent and ability to hold debt securities to maturity, those securities are deemed to be held to maturity securities and reported at amortized cost.

       o Where an enterprise purchases debt and equity securities principally for the purpose of selling them in the near term, those securities are deemed to be trading securities and are reported at fair value, with the unrealized gains and losses included in operating income.

       o Where debt and equity securities are not reported either as held to maturity securities or trading securities, those securities are deemed to be available for sale securities and reported at fair value, with unrealized gains and losses excluded from operating income and reported in a separate component of shareholders' equity.

       This statement has significantly changed and narrowed the meaning of the held to maturity category from previous generally accepted accounting principles.

       During 1993, the Emerging Issues Task Force (EITF) of the FASB adopted an accounting rule "Accounting for Multiple-Year Retrospectively Rated Contract by Ceding and Assuming Enterprises" (EITF Issue No. 93-6). This rule encompasses any multiyear retrospectively rated contract requiring that insurers recognize as assets the reinsurer's obligations, and that ceding insurers accrue liabilities for the contract obligations. AIG has analyzed the aspects of this accounting rule and determined that there was no significant impact on AIG's results of operations or financial condition.

       (ii) Standards Adopted Prior to 1993: In 1990, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FASB 106). FASB 106 establishes accounting for postretirement benefits, principally postretirement health care and life insurance benefits. It requires accrual accounting for postretirement benefits during the years that an employee renders services. FASB 106 has been adopted effective January 1, 1992. The consolidated transition liability was approximately $83.1 million, including minor amounts for certain foreign plans. The transition liability was recognized immediately at adoption as a change in accounting principle. The cumulative effect of the adoption of FASB 106 was a charge of $54.8 million, net of a tax benefit of $28.3 million.

       In 1992, FASB issued Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (FASB 109). FASB 109's objectives are to recognize (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for expected future tax consequences of events that have been recognized in the financial statements or tax returns. The measurement of a deferred tax asset is subject to the expectation of future realization. AIG adopted FASB 109, effective January 1, 1992. The cumulative effect of adopting FASB 109 was a benefit of $86.7 million.

       (iii) Standards to Be Adopted: In March, 1992, FASB issued Interpretation No. 39 "Offsetting of Amounts Related to Certain Contracts" (Interpretation), which is effective for fiscal years beginning after December 15, 1993. The Interpretation requires that unrealized gains and losses on swaps, forwards, options and similar contracts be recognized as assets and liabilities, whereas AIG's current policy is to record such unrealized gains and losses on a net basis in the consolidated balance sheet. The Interpretation allows the netting of such unrealized gains and losses with the same counterparty when they are included under a master netting arrangement with the counterparty and the contracts are reported at market value.

       Although there will be no effect on AIG's operating income upon the adoption of the Interpretation, AIG will be required to present certain of its financial services assets and liabilities on a gross basis, thus increasing both assets and liabilities in the consolidated balance sheet. The effect of presenting these assets and liabilities on a gross basis on AIG's consolidated balance sheet will not be significant.

       In November of 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" (FASB 112). FASB 112 establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. FASB 112 is effective for the 1994 financial statements. There will be no material effect on AIG's results of operations or financial condition.

American International Group, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

       In May 1993, FASB issued Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" (FASB 114). FASB 114 addresses the accounting by all creditors for impairment of certain loans. The impaired loans are to be measured at the present value of all expected future cash flows. The present value may be determined by discounting the expected future cash flows at the loan's effective rate or valued at the loan's observable market price or valued at the fair value of the collateral if the loan is collateral dependent. This methodology is not expected to produce a material effect on AIG's results of operations or financial condition.

       FASB 114 will be effective for the 1995 financial statements. AIG does not anticipate adoption prior to the effective date.

2. FOREIGN OPERATIONS

Certain subsidiaries operate solely outside of the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written and/or investment and noninsurance related operations are located. In addition, certain of AIG's domestic subsidiaries have branch and/or subsidiary operations and substantial assets and liabilities in foreign countries. Certain countries have restrictions on the conversions of funds which generally cause a delay in the outward remittance of such funds. Approximately 36 percent of consolidated assets at both December 31, 1993 and 1992, and 50 percent, 47 percent and 43 percent of revenues for the years ended December 31, 1993, 1992 and 1991, respectively, were located in or derived from foreign countries (other than Canada). (See Note 19.)

3. FEDERAL INCOME TAXES

(a) AIG and its domestic subsidiaries file a consolidated U.S. Federal income tax return. Revenue Agent's Reports assessing additional taxes for the years 1985 and 1986 have been issued and Letters of Protest contesting the assessments have been filed with the Internal Revenue Service. It is management's belief that there are substantial arguments in support of the positions taken by AIG in its Letters of Protest. Management also believes that the final result of these examinations will be immaterial to the financial statements.

       Foreign income not expected to be taxed in the United States has arisen because AIG's foreign subsidiaries were generally not subject to U.S. income taxes on income earned prior to January 1, 1987. Such income would become subject to U.S. income taxes at current tax rates if remitted to the United States or if other events occur which would make these amounts currently taxable. The cumulative amount of undistributed earnings of AIG's foreign subsidiaries currently not subject to U.S. income taxes was approximately $2.2 billion at December 31, 1993. The unrecognized deferred tax liability has not been determined as it is not practicable. Management presently has no intention of subjecting these accumulated earnings to material U.S. income taxes and no provision has been made in the accompanying financial statements for such taxes.

       The Tax Reform Act of 1986 (the 1986 Act) required that, for tax purposes, AIG recalculate its property and casualty loss reserves to a discounted basis as of December 31, 1986. The discount of these loss reserves was the "Fresh Start" adjustment and any current tax benefit was deferred and amortizable over future periods. Effective January 1, 1992, the remaining future tax effect of this Fresh Start adjustment was recognized as a component of deferred taxes receivable. Prior to January 1, 1992, this adjustment was amortized into subsequent years' income, giving rise to a current tax benefit only. For 1991, this tax benefit approximated $16,000,000.

       Income taxes paid in 1993, 1992 and 1991 amounted to $466,600,000, $328,900,000 and $376,800,000, respectively.

       The Consolidated Omnibus Budget Reconciliation Act of 1990 (the 1990
Act) requires that life insurers capitalize and amortize policy acquisition expenses that relate to specified insurance contracts. This provision has no significant effect on current income taxes or future net income of AIG. The 1990 Act also requires that property and casualty insurers, for tax purposes, reduce the effects of the discounted loss and loss expenses reserve change by a discounted estimate of recoveries from the salvage and subrogation of claims. The tax effect applicable to 87 percent of the discounted December 31, 1989 anticipated recovery balance was a Fresh Start benefit to be amortized over four years. Thus, the provision for income taxes in 1991 reflects benefits of approximately $12,000,000. Effective January 1, 1992, a deferred tax receivable was recognized for the remainder of the discounted recoveries from salvage and subrogation.

       The Omnibus Budget Reconciliation Act of 1993 (the 1993 Act) increased the highest tax rate on corporations to 35 percent for 1993. The 1993 Act requires securities dealers to recognize for tax purposes the mark-to-market gain or loss on certain securities. The adjustment from this change in accounting method must be phased into taxable income over five years beginning in 1993. The 1993 Act also disallows several items as expenses beginning in 1994. None of these items will have a significant effect on AIG's net income or financial condition. However, it is expected that income taxes paid will increase as a result of such changes.

American International Group, Inc. and Subsidiaries

3. FEDERAL INCOME TAXES (continued)

       (b) The U.S. Federal income tax rate is 35 percent for 1993 and 34 percent for 1992 and 1991. Actual tax expense on income differs from the "expected" amount computed by applying the Federal income tax rate because of the following:

(dollars in thousands)
- ---------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                  1993                         1992                         1991
                                                  ---------------------        -----------------------      ---------------------

                                                                 PERCENT                      Percent                     Percent
                                                              OF PRE-TAX                   Of Pre-tax                  Of Pre-tax
                                                    AMOUNT        INCOME        Amount         Income        Amount        Income
=================================================================================================================================
"Expected" tax expense                            $910,378        35.0%      $726,596            34.0%     $687,675         34.0%
Adjustments:
  Tax exempt interest                             (248,887)       (9.6)      (228,883)          (10.7)     (209,946)       (10.4)
  Dividends received deduction                      (9,357)       (0.4)        (8,726)           (0.4)       (9,782)        (0.5)
  Fresh start adjustments(a)                            --        --               --            --         (28,000)        (1.4)
  State income taxes                                48,424         1.9         22,307             1.0        34,700          1.7
Foreign income not expected to be
  taxed in the U.S., less foreign income taxes      10,481         0.4         18,780             0.9        15,086          0.8
  Other                                            (28,036)       (1.0)       (18,041)           (0.8)      (20,167)        (1.0)
- ---------------------------------------------------------------------------------------------------------------------------------
Actual tax expense                                $683,003        26.3%      $512,033            24.0%     $469,566         23.2%
=================================================================================================================================
Foreign and domestic components
  of actual tax expense:
  Foreign:
     Current                                      $219,799                   $159,113                      $ 85,689
     Deferred                                       17,736                     21,998                        20,750
  Domestic(b):
     Current                                       552,233                    397,219                       383,389
     Deferred                                     (106,765)                   (66,297)                      (20,262)
- ---------------------------------------------------------------------------------------------------------------------------------
Total (a)                                         $683,003                   $512,033                      $469,566
=================================================================================================================================

(a) See discussion in Note 3(a).
(b) Including U.S. tax on foreign income.

       (c) The components of the net deferred tax liability as of December 31, 1993 and December 31, 1992 were as follows:

(in thousands)
- ------------------------------------------------------------------------
                                                       1993         1992
========================================================================
Deferred tax assets:
  Loss reserve discount                          $1,266,010   $1,169,629
  Unearned premium reserve reduction                212,588      190,141
  Accruals not currently deductible                 294,630      277,561
  Adjustment to life policy reserves                272,236      128,601
  Cumulative translation adjustment                   1,847       28,324
  Other                                              70,173       48,584
- ------------------------------------------------------------------------
                                                  2,117,484    1,842,840
- ------------------------------------------------------------------------
Deferred tax liabilities:
  Deferred policy acquisition costs                 937,046      789,151
  Financial service products
    mark to market differential                     346,262      474,643
  Depreciation of flight equipment                  350,779      232,836
  Acquisition net asset basis adjustments           275,765      299,658
  Unrealized appreciation of investments            404,264       69,769
  Other                                             251,158      161,130
- ------------------------------------------------------------------------
                                                  2,565,274    2,027,187
- ------------------------------------------------------------------------
Net deferred tax liability                       $  447,790   $  184,347
========================================================================

       (d) Under APB 11, deferred income tax expenses or benefits resulted from timing differences in the recognition of revenues and expenses for tax and financial statement purposes.

       The sources of these differences and the tax effect of each are summarized as follows:

(in thousands)
- ------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,*                                            1991
========================================================================
Deferred policy acquisition costs                              $  61,787
Deferred credits                                                  (1,747)
Accrual of bond discount                                           6,938
Accruals not currently deductible                                 (3,766)
Financial service products mark to market differential            53,596
Loss reserve discount                                           (102,215)
Unearned premium reserve reduction                                (2,518)
Unearned premium reserve phase-in                                (19,717)
Adjustment to life policy reserves                               (26,476)
Other                                                             34,606
- ------------------------------------------------------------------------
Deferred income tax expense                                     $    488
========================================================================

* 1993 and 1992 information is not required under FASB 109.

American International Group, Inc. and Subsidiaries

4. DEFERRED POLICY ACQUISITION COSTS

The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to income for general and life insurance operations, excluding certain amounts deferred and amortized in the same period:

(in thousands)
- ----------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                          1993             1992             1991
========================================================================================
General insurance operations:
  Balance at beginning of year              $  880,257       $  872,012       $  813,213
- ----------------------------------------------------------------------------------------
  Acquisition costs deferred
  Commissions                                  475,511          418,527          459,112
  Other                                        492,944          428,694          387,958
- ----------------------------------------------------------------------------------------
                                               968,455          847,221          847,070
- ----------------------------------------------------------------------------------------
  Amortization charged to income
  Commissions                                  416,134          453,328          384,384
  Other                                        423,033          385,648          403,887
- ----------------------------------------------------------------------------------------
                                               839,167          838,976          788,271
- ----------------------------------------------------------------------------------------
  Balance at end of year                    $1,009,545       $  880,257       $  872,012
========================================================================================
Life insurance operations:
  Balance at beginning of year              $2,777,561       $2,370,664       $1,964,211
- ----------------------------------------------------------------------------------------
  Acquisition costs deferred
     Commissions                               604,906          551,121          465,550
     Other                                     294,636          246,839          219,072
- ----------------------------------------------------------------------------------------
                                               899,542          797,960          684,622
- ----------------------------------------------------------------------------------------
  Amortization charged to income
     Commissions                               304,276          265,600          215,671
     Other                                     165,034          129,275          117,385
- ----------------------------------------------------------------------------------------
                                               469,310          394,875          333,056
- ----------------------------------------------------------------------------------------
  Increase due to foreign exchange              32,071            3,812           54,887
- ----------------------------------------------------------------------------------------
  Balance at end of year                    $3,239,864       $2,777,561       $2,370,664
========================================================================================
Total deferred policy acquisition costs     $4,249,409       $3,657,818       $3,242,676
========================================================================================

5. REINSURANCE

In the ordinary course of business, AIG's general and life insurance companies cede reinsurance to other insurance companies in order to provide greater diversification of its business and limit its potential for losses arising from large risks.

       General reinsurance is effected under reinsurance treaties and by negotiation on individual risks. Certain of these reinsurance arrangements consist of excess of loss contracts which protect AIG against losses over stipulated amounts. Amounts recoverable from general reinsurers are estimated in a manner consistent with the claims liabilities associated with the reinsurance and presented as a component of reinsurance assets.

       AIG life companies limit exposure to loss on any single life. For ordinary insurance, AIG retains a maximum of approximately $1,000,000 of coverage per individual life. There are smaller retentions for other lines of business. Life reinsurance is effected principally under yearly renewable term treaties. Amounts recoverable from life reinsurers are estimated in a manner consistent with the assumptions used for the underlying policy benefits and are presented as a component of reinsurance assets.

       General insurance premiums written and earned were comprised of the following:

(in thousands)
- -------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                   WRITTEN                 EARNED
=========================================================================
1993
Gross premiums                         $14,901,255            $14,405,992
Reinsurance ceded                       (4,875,352)            (4,839,352)
- -------------------------------------------------------------------------
Net premiums                           $10,025,903            $ 9,566,640
=========================================================================
1992
Gross premiums                         $13,615,715            $13,616,700
Reinsurance ceded                       (4,477,187)            (4,407,310)
- -------------------------------------------------------------------------
Net premiums                           $ 9,138,528            $ 9,209,390
=========================================================================
1991
Gross premiums                         $13,336,248            $13,234,486
Reinsurance ceded                       (4,189,854)            (4,129,854)
- -------------------------------------------------------------------------
Net premiums                           $ 9,146,394            $ 9,104,632
=========================================================================

       In the normal course of their operations, certain AIG subsidiaries are provided reinsurance coverages from AIG's minority-owned reinsurance companies. During 1993, 1992 and 1991, the premiums written which were ceded to Transatlantic amounted to $238,100,000, $210,700,000 and $257,700,000, respectively.

       For the years ended December 31, 1993 and 1992, reinsurance recoveries, which reduced loss and loss expenses incurred, amounted to $4.45 billion and $4.19 billion, respectively.

       Life insurance net premium income was comprised of the following:

(in thousands)
- ---------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                  1993                   1992
=====================================================================
Gross premium income                $5,924,557             $5,023,534
Reinsurance ceded                     (178,511)              (170,447)
- ---------------------------------------------------------------------
Net premium income                  $5,746,046             $4,853,087
=====================================================================

       Life insurance recoveries, which reduced death and other benefits, approximated $169.8 million and $125.0 million respectively, for each of the years ended December 31, 1993 and 1992.

       AIG's reinsurance arrangements do not relieve AIG from its direct obligation to its insureds. Thus, a contingent liability exists with respect to both general and life reinsurance ceded to the extent that any reinsurer is unable to meet the obligations

American International Group, Inc. and Subsidiaries

5. REINSURANCE (continued)

assumed under the reinsurance agreements. AIG holds substantial collateral as security under related reinsurance agreements in the form of funds, securities and/or letters of credit. A provision has been recorded for estimated unrecoverable reinsurance. AIG has been largely successful in prior recovery efforts.

       AIG evaluates the financial condition of its reinsurers by an internal reinsurance security committee consisting of members of AIG's Senior Management. No single reinsurer is a material reinsurer to AIG nor is AIG's business substantially dependent upon any reinsurance contract.

       Life insurance ceded to other insurance companies was as follows:

(in thousands)
- ------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                1993             1992             1991
==============================================================================
Life insurance in-force          $13,006,000      $11,344,000      $11,737,000
==============================================================================

       Life insurance assumed represented 1 percent of gross life insurance in-force at December 31, 1993, and 2 percent for both 1992 and 1991, and 0.1 percent, 0.2 percent and 0.3 percent of gross premium income for each of the periods ended December 31, 1993, 1992 and 1991, respectively.

       A reconciliation of the Balance Sheet at December 31, 1992 reflecting the adoption of FASB 113 is as follows:

(in thousands)
- ----------------------------------------------------------------------------------
                                                      PREVIOUSLY
                                                       REPORTED       RECLASSIFIED
==================================================================================
Reserves for losses and loss expenses                $(16,756,800)     $(28,156,800)
Future policy benefits for life and accident
  and health insurance contracts                      (11,527,500)      (11,804,500)
Premium and insurance balances
  receivable -- net                                     9,010,400         7,693,200
Funds held under reinsurance treaties                     138,400                --
Reserve for unearned premiums                          (3,746,700)       (4,956,700)
Reinsurance assets                                             --        14,342,600
===================================================================================

     Supplemental information for gross loss and benefit reserves net of ceded reinsurance at December 31, 1993 is as follows:

(in thousands)
- ----------------------------------------------------------------------------------
                                                          AS             NET OF
                                                       REPORTED        REINSURANCE
==================================================================================
Reserve for losses and loss expenses                $(30,046,200)     $(17,557,000)
Future policy benefits for life and accident
  and health insurance contracts                     (14,638,400)      (14,344,900)
Premium and insurance balances
  receivable -- net                                    8,364,100        10,122,700
Funds held under reinsurance treaties                         --            96,500
Reserve for unearned premiums                         (5,515,700)       (4,269,700)
Reinsurance assets                                    15,883,800                --
==================================================================================

6. FUTURE LIFE POLICY BENEFITS AND POLICYHOLDERS'
   CONTRACT DEPOSITS

(a) The analysis of the future policy benefits and policyholders' contract deposits liabilities as at December 31, 1993 follows:

(in thousands)
==================================================================================
Future policy benefits:
  Long duration contracts                                              $14,223,502
  Short duration contracts                                                 414,880
- ----------------------------------------------------------------------------------
Total                                                                  $14,638,382
==================================================================================
Policyholders' contract deposits:
  Annuities                                                            $ 2,686,439
  Guaranteed investments contracts (GICs)                                  729,679
  Universal life                                                           507,922
  Other investment contracts                                               515,799
- ----------------------------------------------------------------------------------
Total                                                                  $ 4,439,839
==================================================================================

       (b) Long duration contract liabilities included in future policy benefits, as presented in the table above, result from traditional life products. Short duration contract liabilities are primarily accident and health products. These long duration products generally have fixed cash values and there are no surrender charges. The liability for future life policy benefits has been established based upon the following assumptions:

       (i) Interest rates (exclusive of immediate/terminal funding annuities), which vary by territory, year of issuance and products, range from 2.2 percent to 12.0 percent within the first 20 years. Interest rates on immediate/terminal funding annuities are at a maximum of 13.3 percent and grade to not greater than 7.5 percent.

       (ii) Mortality and surrender rates are based upon actual experience by geographical area modified to allow for variations in policy form. The weighted average lapse rate, including surrenders, for individual and group life approximated 9 percent.

       (iii) The portion of net income and unrealized appreciation (depreciation) of investments that can inure to the benefit of AIG is limited in some cases by the insurance contracts and by the local insurance regulations of the countries in which the policies are in force. All net income and unrealized appreciation (depreciation) of investments in excess of these limits have been included in the reserve for future policy benefits in the consolidated balance sheet.

       (iv) Participating life business represented approximately 29 percent of the gross insurance in-force at December 31, 1993 and 48 percent of gross premium income in 1993. The amount of dividends to be paid is determined annually by the Boards of Directors. Anticipated dividends are considered as a planned contractual benefit in computing the value of future policy benefits and are provided ratably over the premium-paying period of the contracts.

American International Group, Inc. and Subsidiaries

6. FUTURE LIFE POLICY BENEFITS AND POLICYHOLDERS' CONTRACT DEPOSITS (continued)

       (c) The liability for policyholders' contract deposits has been established based on the following assumptions:

       (i) Interest rates credited on deferred annuities vary by year of issuance and range from 8.2 percent to 4.8 percent. Credited interest rate guarantees are generally for a period of one year. Withdrawal charges generally range from 6 percent to 10 percent grading to 0 percent over a period of 7 to 10 years.

       (ii) Domestically, GICs have market value withdrawal provisions for any funds withdrawn other than benefit responsive payments. Interest rates credited generally range from 4.8 percent to 9.2 percent and maturities range from 2 to 7 years. Overseas, primarily in the United Kingdom, GIC type contracts are credited at rates ranging from 4.0 percent to 9.0 percent with maturities generally being 1 to 2 years. Contracts in other foreign locations have interest rates, maturities and withdrawal charges based upon local economic and regulatory conditions.

       (d) Experience adjustments, relating to future policy benefits and policyholders' contract deposits, vary according to the type of contract and the territory in which the policy is in force. In general terms, investments, mortality and morbidity results may be passed through by experience credits or as an adjustment to the premium mechanism, subject to local regulatory guidance.

7. STATUTORY FINANCIAL DATA

Statutory surplus and net income for general insurance and life insurance operations as reported to regulatory authorities were as follows:


(in thousands)
- ------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                1993             1992             1991
==============================================================================
Statutory surplus:
  General insurance               $7,164,367       $6,552,960       $6,156,899
  Life insurance                   3,275,078        2,141,637        1,762,257
Statutory net income
  (including net realized
  capital gains and losses):
  General insurance                1,206,387          875,231        1,014,383
  Life insurance                     570,570          378,704          302,777
==============================================================================

       AIG's insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by domestic or foreign insurance regulators. The differences between statutory financial statements and financial statements prepared in accordance with generally accepted accounting principles (GAAP) vary between domestic and foreign jurisdictions. The principal differences are that statutory financial statements do not reflect the change in the market value of the bonds available for sale, deferred policy acquisition costs and deferred income taxes.

8. INVESTMENT INFORMATION

(A) STATUTORY DEPOSITS: Cash in the amount of $165,111,000 and $84,763,000 and securities with a carrying value of $2,787,900,000 and $2,372,400,000 were deposited by AIG's subsidiaries under requirements of regulatory authorities as of December 31, 1993 and 1992 respectively.

       (B) NET INVESTMENT INCOME: An analysis of the net investment income from the general and life insurance operations follows:


(in thousands)
- ------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                1993             1992             1991
==============================================================================
General insurance:
  Fixed maturities                $1,136,120       $1,108,643       $1,048,383
  Equity securities                   96,311           34,964           40,375
  Short-term investments              62,156           72,334           98,005
  Other (net of interest
      expense on funds held)          97,150           83,410           31,602
- ------------------------------------------------------------------------------
  Total investment income          1,391,737        1,299,351        1,218,365
  Investment expenses                 51,257           47,265           54,904
- ------------------------------------------------------------------------------
Net investment income             $1,340,480       $1,252,086       $1,163,461
==============================================================================
  Life insurance:
  Fixed maturities                $  981,128       $  907,983       $  777,208
  Equity securities                   38,361           18,692           11,451
  Short-term investments             220,050          157,976          123,215
  Interest on mortgage, policy
      and collateral loans           242,014          232,472          196,120
  Other                              100,785           63,851           86,476
- ------------------------------------------------------------------------------
  Total investment income          1,582,338        1,380,974        1,194,470
  Investment expenses                 82,624           67,136           54,677
- ------------------------------------------------------------------------------
Net investment income             $1,499,714       $1,313,838       $1,139,793
==============================================================================

     (C) INVESTMENT GAINS AND LOSSES: The realized capital gains and change in unrealized appreciation of investments for 1993, 1992 and 1991 were as follows:

(in thousands)
- -----------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                          1993             1992             1991
=========================================================================================
Realized capital gains (losses)
  on investments:
    Fixed maturities*                       $  125,296         $130,698         $ 45,305
    Equity securities                           65,090           57,616          117,890
    Other                                      (83,288)         (89,216)         (64,845)
- -----------------------------------------------------------------------------------------
Realized capital gains                      $  107,098         $ 99,098         $ 98,350
=========================================================================================
Change in unrealized appreciation
  of investments:
    Cumulative effect of
      accounting change                     $  407,498         $     --         $     --
    Fixed maturities                            31,382           38,592          117,098
    Equity securities                          545,074          (75,771)         112,356
    Other                                      143,368           63,991           (2,829)
- -----------------------------------------------------------------------------------------
Change in unrealized appreciation           $1,127,322         $ 26,812         $226,625
=========================================================================================

* A majority of the gains realized resulted from sales of bonds carried at market value.

American International Group, Inc. and Subsidiaries

8. INVESTMENT INFORMATION (continued)

       During 1993, 1992 and 1991, gross gains of $99,162,000, $87,776,000 and
$79,315,000, respectively and gross losses of $43,094,000, $35,635,000 and
$62,797,000, respectively were realized on dispositions of fixed maturities carried at amortized cost.

       (D) MARKET VALUE OF FIXED MATURITIES AND UNREALIZED APPRECIATION OF
INVESTMENTS: At December 31, 1993, the balance of the unrealized appreciation of investments in equity securities (before applicable taxes) included gross gains of approximately $906,400,000 and gross losses of approximately $246,400,000.

       At December 31, 1992, the balance of the unrealized appreciation of investments in equity securities (before applicable taxes) included gross gains of approximately $423,100,000 and gross losses of approximately $308,200,000.

       The deferred tax payable related to the net unrealized appreciation of investments was $404,264,000 at December 31, 1993 and $69,769,000 at December 31, 1992.

       The amortized cost and estimated market value of investments in fixed maturities carried at amortized cost at December 31, 1993 and December 31, 1992 were as follows:


(in thousands)
- ------------------------------------------------------------------------------------------------------
                                                              GROSS            GROSS         ESTIMATED
                                         AMORTIZED       UNREALIZED       UNREALIZED            MARKET
                                              COST            GAINS           LOSSES             VALUE
======================================================================================================
1993
Fixed maturities held to
maturity and carried
at amortized cost:
   Bonds:
      U.S. Government(a)               $    14,330       $      745           $   27       $    15,048
      States(b)                         12,176,138        1,087,519            3,850        13,259,807
      All other corporate                    3,233              242               --             3,475
- ------------------------------------------------------------------------------------------------------
Total bonds                             12,193,701        1,088,506            3,877        13,278,330
Preferred stocks                            17,428            6,084            5,519            17,993
- ------------------------------------------------------------------------------------------------------
Total fixed maturities                 $12,211,129       $1,094,590           $9,396       $13,296,323
======================================================================================================
1992
Fixed maturities carried at
   amortized cost:
   Bonds:
      U.S.Government(a)                $   212,736       $   43,948         $    612       $   256,072
      States(b)                         12,508,078          852,917           10,326        13,350,669
      Foreign governments                2,572,456           42,648           10,483         2,604,621
      All other corporate                7,881,734          362,306           83,835         8,160,205
- ------------------------------------------------------------------------------------------------------
Total bonds                             23,175,004        1,301,819          105,256        24,371,567
Redeemable
   preferred stocks                         99,908            3,489            3,258           100,139
- ------------------------------------------------------------------------------------------------------
Total fixed maturities                 $23,274,912       $1,305,308         $108,514       $24,471,706
======================================================================================================

(a) Including U.S. Government agencies and authorities.
(b) Including municipalities and political subdivisions.

       The amortized cost and estimated market value of bonds available for sale and carried at market value at December 31, 1993 were as follows:

(in thousands)
- ------------------------------------------------------------------------------------------------------
                                                              GROSS            GROSS         ESTIMATED
                                         AMORTIZED       UNREALIZED       UNREALIZED            MARKET
                                              COST            GAINS           LOSSES             VALUE
======================================================================================================
1993
Fixed maturities available
   for sale carried at
   market value:
   Bonds:
      U.S. Government(a)               $ 1,211,016       $   84,342          $14,823       $ 1,280,535
      States(b)                          1,876,795          123,697            4,404         1,996,088
      Foreign governments                4,422,548          237,961            5,928         4,654,581
      All other corporate                9,089,243          610,802           68,838         9,631,207
- ------------------------------------------------------------------------------------------------------
Total bonds                            $16,599,602       $1,056,802          $93,993       $17,562,411
======================================================================================================

(a) Including U.S. Government agencies and authorities.
(b) Including municipalities and political subdivisions.

       The amortized cost and estimated market values of fixed maturities held to maturity and of fixed maturities available for sale at December 31, 1993, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

(in thousands)
- ------------------------------------------------------------------------------------------------------
                                                                                             ESTIMATED
                                                                   AMORTIZED                    MARKET
                                                                        COST                     VALUE
======================================================================================================
Fixed maturities held to maturity:
Due in one year or less                                          $    94,619               $   102,345
Due after one year through five years                                992,121                 1,078,163
Due after five years through ten years                             4,807,474                 5,234,307
Due after ten years                                                6,316,915                 6,881,508
- ------------------------------------------------------------------------------------------------------
Total held to maturity                                           $12,211,129               $13,296,323
======================================================================================================
Fixed maturities available for sale:
Due in one year or less                                          $   827,803               $   860,664
Due after one year through five years                              5,406,925                 5,686,841
Due after five years through ten years                             6,415,371                 6,767,401
Due after ten years                                                3,949,503                 4,247,505
- ------------------------------------------------------------------------------------------------------
Total available for sale                                         $16,599,602               $17,562,411
======================================================================================================

       (E) CMOs: CMOs, held by AIG's domestic life companies, are principally U.S. government and government agency backed and AAA rated securities. These represent 95 percent of the CMOs held. Whole loans represent 5 percent of the CMOs held and are investment grade. These CMOs are held by AIG's domestic life company which operates overseas.

American International Group, Inc. and Subsidiaries

8. INVESTMENT INFORMATION (continued)

       At December 31, 1993 and 1992, the market value of the CMO portfolio was $1.8 billion and $1.6 billion, respectively; the estimated amortized cost was approximately $1.7 billion in 1993 and $1.5 billion in 1992. AIG's CMO portfolio is readily marketable. There were no derivative (high risk) CMO securities contained in this portfolio at December 31, 1993.

       The distribution of the CMOs at December 31, 1993 and 1992 was as follows:


- --------------------------------------------------------------------
                                            1993               1992
====================================================================
GNMA                                          48%                59%
FNMA                                          22                 20
FHLMC                                         21                 20
VA                                             4                 --
Other                                          5                  1
- --------------------------------------------------------------------
                                             100%               100%
====================================================================

       At December 31, 1993, the gross weighted average coupon of this portfolio was 8.8 percent. The gross weighted average life of this portfolio was 6.5 years.

       (F) FIXED MATURITIES BELOW INVESTMENT GRADE: At December 31, 1993, the fixed maturities held by AIG that were below investment grade were insignificant.

       (G) During 1993, certain investments held by AIGFP experienced financial difficulties and suffered rating downgrades. The pretax impact on AIG of the estimated other than temporary impairment in value of these investments was $215 million. As is AIG's policy in such situations where credit ratings have deteriorated significantly, these impairments have been appropriately recognized by charges to income of $104 million in 1993 and $111 million prior to 1993.

       (H) At December 31, 1993, non-income producing assets were insignificant.

9. DEBT OUTSTANDING

At December 31, 1993, AIG had the following debt outstanding:

(in thousands)
- -------------------------------------------------------------------
Commercial paper:
   Financial services:
   ILFC                                                 $ 1,442,413
   AIGFP                                                    176,566
- -------------------------------------------------------------------
                                                          1,618,979
- -------------------------------------------------------------------
   AIG Funding Inc. (Funding)                               891,692
   AICCO                                                    638,214
- -------------------------------------------------------------------
                                                          1,529,906
- -------------------------------------------------------------------
Total commercial paper                                    3,148,885
- -------------------------------------------------------------------
Borrowings under obligations of guaranteed investment
   agreements -- AIGFP                                    6,735,579
- -------------------------------------------------------------------
Notes, bonds, loans and mortgages payable:
   Financial services:
      ILFC medium term notes                              1,753,685
      ILFC notes payable                                  2,550,000
      AIGFP notes and bonds payable                         521,393
      Loans payable                                         196,863
- -------------------------------------------------------------------
                                                          5,021,941
- -------------------------------------------------------------------
   AIG medium term notes                                    295,000
   AIG lire bonds                                           159,067
   AIG zero coupon notes                                     59,116
   Loans and mortgages payable                              269,477
- -------------------------------------------------------------------
                                                            782,660
- -------------------------------------------------------------------
Total notes, bonds, loans and mortgages payable           5,804,601
- -------------------------------------------------------------------
Total debt*                                             $15,689,065
===================================================================

*At December 31, 1993, borrowings not guaranteed by AIG were $5,942,961.

     (A) COMMERCIAL PAPER: At December 31, 1993, the commercial paper issued and outstanding was as follows:

(in thousands)
- ------------------------------------------------------------------------------------------------------
                                                                            WEIGHTED
                      NET                                                    AVERAGE          WEIGHTED
                     BOOK           UNAMORTIZED                FACE         INTEREST           AVERAGE
                    VALUE              DISCOUNT              AMOUNT             RATE          MATURITY
======================================================================================================
Funding        $  891,692                $2,204          $  893,896            3.3%            27 days
AICCO             638,214                   911             639,125            3.3             17 days
ILFC            1,442,413                 2,564           1,444,977            3.3             31 days
AIGFP             176,566                   768             177,334            6.4*            47 days
- ------------------------------------------------------------------------------------------------------
Total          $3,148,885                $6,447          $3,155,332           --                    --
======================================================================================================

*Reflects the nominal Deutschemark rate available at December 31, 1993. Economically, this rate is reduced by various hedging transactions to an effective rate approximating those presented above.

       Commercial paper issued by Funding and AIGFP is guaranteed by AIG. AIG has entered into an agreement in support of AICCO's commercial paper.

American International Group, Inc. and Subsidiaries

9. DEBT OUTSTANDING (continued)

       (B) BORROWINGS UNDER OBLIGATIONS OF GUARANTEED INVESTMENT AGREEMENTS:
Borrowings under obligations of guaranteed investment agreements, which are guaranteed by AIG, are recorded on the basis of proceeds received. Obligations may be called at various times prior to maturity at the option of the counterparty. Interest rates on these borrowings range from 3.3 percent to 9.8 percent.

       Payments due under these investment agreements in each of the next five years ending December 31, and the periods thereafter based on the earliest call dates, were as follows:

(in thousands)
- -------------------------------------------------------------------
                                                          PRINCIPAL
                                                             AMOUNT
===================================================================
1994                                                     $3,519,670
1995                                                        760,612
1996                                                        662,467
1997                                                         58,966
1998                                                         43,556
Remaining years after 1998                                1,690,308
- -------------------------------------------------------------------
Total                                                    $6,735,579
===================================================================

       At December 31, 1993, the market value of securities pledged as collateral with respect to these obligations approximated $976 million.

       (C) MEDIUM TERM NOTES PAYABLE:

       (i) Medium Term Notes Payable Issued by AIG: AIG's Medium Term Notes are unsecured obligations which may not be redeemed by AIG prior to maturity and bear interest at either fixed rates set by AIG at issuance or variable rates determined by reference to an interest rate or other formula.

       An analysis of the Medium Term Notes for the year ended December 31, 1993 is as follows:

(in thousands)
- ------------------------------------------------------------------------------------------------------
MEDIUM TERM
NOTE SERIES:                    A                B                C                D             TOTAL
======================================================================================================
Balance December 31,
   1992                   $17,000         $ 40,000         $115,000         $ 65,000          $237,000
Issued during year             --               --               --          125,000           125,000
Matured during year       (17,000)              --          (10,000)         (40,000)          (67,000)
- ------------------------------------------------------------------------------------------------------
Balance December 31,
   1993                    $   --          $40,000         $105,000         $150,000          $295,000
======================================================================================================

   The interest rates on this debt range from 3.13 percent to 8.45 percent. To the extent deemed appropriate, AIG enters into swap transactions to reduce its effective borrowing rate.

   At December 31, 1993, the maturity schedule for AIG's outstanding Medium Term Notes was as follows:

(in thousands)
- --------------------------------------------------------------
                                                     PRINCIPAL
                                                        AMOUNT
==============================================================
1994                                                  $140,000
1995                                                    40,000
1996                                                    75,000
1997                                                        --
1998                                                    40,000
- --------------------------------------------------------------
Total                                                 $295,000
==============================================================

       At December 31, 1993, AIG had $247,000,000 principal amount of Series D Medium Term Notes registered and available for issuance from time to time.

       (ii) Medium Term Notes Payable Issued by ILFC: ILFC's Medium Term Notes are unsecured obligations which may not be redeemed by ILFC prior to maturity and bear interest at fixed rates set by ILFC at issuance.

       As of December 31, 1993, notes in aggregate principal amount of $1,753,685,000 were outstanding with maturity dates varying from 1994 to 2003 at interest rates ranging from 3.57 percent to 10.25 percent. These notes provide for a single principal payment at the maturity of each note.

       At December 31, 1993, the maturity schedule for ILFC's outstanding Medium Term Notes was as follows:

(in thousands)
- --------------------------------------------------------------
                                                     PRINCIPAL
                                                        AMOUNT
==============================================================
1994                                                $  389,750
1995                                                   274,900
1996                                                   282,550
1997                                                   340,000
1998                                                   314,235
Remaining years after 1998                             152,250
- --------------------------------------------------------------
Total                                               $1,753,685
==============================================================

       (D) NOTES AND BONDS PAYABLE:

       (i) Zero Coupon Notes: On October 1, 1984, AIG issued Eurodollar zero coupon notes in the aggregate principal amount at stated maturity of $750,000,000. The notes were offered at 12 percent of principal amount at stated maturity, bear no interest and are due August 15, 2004. The net proceeds to AIG from the issuance were $85,625,000. The notes are redeemable at any time in whole or in part at the option of AIG at 100 percent of their principal amount at stated maturity. The notes are also redeemable at the option of AIG or bearer notes may be redeemed at the option of the holder in the event of certain changes involving taxation in the United States at prices ranging from
30.92 percent currently, to 89.88 percent after August

American International Group, Inc. and Subsidiaries

9. DEBT OUTSTANDING (continued)

       15, 2003, of the principal amount at stated maturity together with accrued amortization of original issue discount from the preceding August 15. During 1993, no notes were repurchased. During 1992, AIG repurchased notes with a face value of $17,500,000, realizing a loss of $2,126,000. At December 31, 1993, the notes outstanding have a face value of $189,200,000, an unamortized discount of $130,084,000 and a net book value of $59,116,000. The amortization of the original issue discount is recorded as interest expense.

       (ii) Italian Lire Bonds: In December, 1991, AIG issued unsecured bonds denominated in Italian Lire. The principal amount of Italian Lire 200 billion matures December 4, 2001 and accrues interest at a rate of 11.7 percent which is paid annually. These bonds are not redeemable prior to maturity, except in the event of certain changes involving taxation in the United States or the imposition of certain certification, identification or reporting requirements.

       Simultaneous with the issuance of this debt, AIG entered into a swap transaction which effectively converted AIG's net interest expense to a U.S. dollar liability of approximately 7.9 percent, which requires the payment of proceeds at maturity of approximately $159 million in exchange for Italian Lire 200 billion and interest thereon.

       (iii) Term Notes Issued by ILFC: ILFC has issued unsecured obligations which may not be redeemed prior to maturity. $200,000,000 of such term notes are at floating interest rates and the remainder are at fixed rates.

       As of December 31, 1993, notes in aggregate principal amount of $2,550,000,000 were outstanding with maturity dates varying from 1994 to 2001 and interest rates ranging from 3.56 percent to 8.88 percent. These notes provide for a single principal payment at maturity.

       At December 31, 1993, the maturity schedule for ILFC's Term Notes was as follows:

(in thousands)
- --------------------------------------------------------------
                                                     PRINCIPAL
                                                        AMOUNT
==============================================================
1994                                                $  350,000
1995                                                   500,000
1996                                                   600,000
1997                                                   450,000
1998                                                   300,000
Remaining years after 1998                             350,000
- --------------------------------------------------------------
Total                                               $2,550,000
==============================================================

       AIG does not guarantee any of the debt obligations of ILFC.

       (E) LOANS AND MORTGAGES PAYABLE: Loans and mortgages payable at December 31, 1993 consisted of the following:


(in thousands)
- ------------------------------------------------------------------------------
                                   FINANCIAL
                                    SERVICES              AIG            TOTAL
==============================================================================
Uncollateralized loans payable      $148,335         $139,977         $288,312
Collateralized loans and
   mortgages payable                  48,528          129,500          178,028
- ------------------------------------------------------------------------------
Total                               $196,863         $269,477         $466,340
==============================================================================

       (F) INTEREST EXPENSE FOR ALL INDEBTEDNESS: Total interest expense for all indebtedness, net of capitalized interest, aggregated $1,103,955,000 in 1993, $1,128,007,000 in 1992 and $871,036,000 in 1991. Interest expense paid approximated $1,017,066,000 in 1993, $1,051,976,000 in 1992 and $797,000,000 in
1991.

10. CAPITAL FUNDS

(a) At December 31, 1993, there were 6,000,000 shares of AIG's $5 par value serial preferred stock authorized, issuable in series. AIG redeemed the Exchangeable Money Market Cumulative Serial Preferred(TM) Stock, Series M-1 on April 2, 1993 and the Exchangeable Money Market Cumulative Serial Preferred Stock, Series M-2 (Series M-1 and M-2 together, MMP(TM)), on March 5, 1993 at a price of $100,000 per share plus accrued dividends.

       During 1993, 1992 and 1991, dividends paid on the MMP aggregated $1,043,000, $4,471,000 and $7,262,000, respectively.

       (b) AIG parent depends on its subsidiaries for cash flow in the form of loans, advances and dividends. Some AIG subsidiaries, namely those in the insurance business, are subject to regulatory restrictions on the amount of dividends which can be remitted to AIG parent. These restrictions vary by state. For example, unless permitted by the New York Superintendent of Insurance, general insurance companies domiciled in New York may not pay dividends to shareholders which in any twelve month period exceed the lesser of 10 percent of the company's statutory policyholders' surplus or 100 percent of its "adjusted net investment income", as defined. Generally, less severe restrictions applicable to both general and life insurance companies exist in most of the other states in which AIG's insurance subsidiaries are domiciled. Certain foreign jurisdictions have restrictions which generally cause only a temporary delay in the remittance of dividends. There are also various local restrictions limiting cash loans and advances to AIG by its subsidiaries. Largely as a result of the restrictions, approximately 53 percent of consolidated capital funds were restricted from immediate transfer to AIG parent at December 31, 1993.

American International Group, Inc. and Subsidiaries

10. CAPITAL FUNDS (continued)

       (c) The common stock activity for the three years ended December 31, 1993 was as follows:


- ------------------------------------------------------------------------------------------------------
                                              1993                      1992                      1991
======================================================================================================
Shares outstanding at
   beginning of year                   211,629,013               212,269,558               212,142,912
Acquired during year                      (148,872)                 (963,062)                 (155,703)
Issued under stock option
   and purchase plans                      350,848                   322,517                   282,349
Stock split effected
   as dividend                         112,461,475                        --                        --
Other*                                  (6,664,397)                       --                        --
- ------------------------------------------------------------------------------------------------------
Shares outstanding at end of year      317,628,067               211,629,013               212,269,558
======================================================================================================

* Shares issued to AIG and subsidiaries as part of stock split effected as dividend.

       Common stock increased and additional paid-in capital decreased $281.2 million as a result of a common stock split in the form of a 50 percent stock dividend paid July 30, 1993 to holders of record July 2, 1993.

11. COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.

       Commitments to extend credit are agreements to lend subject to certain conditions. These commitments generally have fixed expiration dates or termination clauses and typically require payment of a fee. At December 31, 1993 and 1992, these commitments, made principally by AIG Capital Corp., approximated $140,700,000 and $167,300,000 respectively. AIG uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. AIG evaluates each counterparty's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by AIG upon extension of credit, is based on management's credit evaluation of the counterparty.

       AIG and certain of its subsidiaries become parties to financial instruments with off-balance-sheet risk as a result of trading activities and to reduce currency, interest rate, equity and commodity exposures. To the extent those instruments are carried at their estimated fair value, the elements of currency, interest rate, equity and commodity risks are reflected in the consolidated balance sheet. In addition, these instruments involve, to varying degrees, elements of credit risk not explicitly recognized in the consolidated balance sheet. Collateral is required, at the discretion of AIG, on certain transactions based on the creditworthiness of the counterparty.

       AIGFP becomes party to off-balance-sheet financial instruments in the normal course of its business and to reduce its currency, interest rate, equity and commodity exposures.

       Forward and future contracts are contracts for delivery of foreign currencies, commodities, securities, equity indexes or money market instruments in which the seller/purchaser agrees to make/take delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise as a result of deviations in current market conditions from contracted levels and the potential inability of counterparties to meet the terms of their contracts. The notional amounts for each AIGFP contract are converted to five-year equivalent amounts, a measurement used to standardize the various maturities within the portfolio. At December 31, 1993, the notional principal amount of forward contracts entered into by AIGFP, expressed in five-year equivalent amounts, approximated $247 million. The contractual amounts of futures commitments to purchase and commitments to sell approximated $25.5 billion and $4.6 billion, respectively.

       As a writer of options, AIGFP generally receives a premium at the outset and then follows a policy of minimizing interest rate, commodity, equity and currency risks underlying the option. At December 31, 1993, the notional principal amount of interest rate, commodity, equity and currency options written, expressed in five-year equivalent amounts, approximated $813 million.

       AIGFP, for its own account, enters into interest rate, currency, equity and commodity swaps and forward commitments. Interest rate swap and swaption transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. AIGFP typically becomes a principal in the exchange of interest payments between the parties and, therefore, may be exposed to loss, if counterparties default. Currency, equity and commodity swaps are similar to interest rate swaps, but may involve the exchange of principal amounts at the beginning and end of the transaction. At December 31, 1993, the notional principal amount of the sum of the swap pays and receives expressed in five-year equivalent amounts, approximated $118 billion, primarily related to interest rate swaps ($90 billion). Assuming simultaneous nonperformance by all counterparties on all contracts potentially subject to a loss, the maximum potential loss, based on the cost of replacement at market rates prevailing at December 31, 1993, approximated $5.4 billion.

       AIGFP evaluates the creditworthiness of its counterparties by internally evaluating counterparties by individual credits and consulting with widely accepted credit-rating services. The average credit rating of AIGFP's counterparties as a whole (as measured by AIGFP) is equivalent to AA-. The maximum potential loss will increase or decrease during the life of the swaps and forward commitments as a function of maturity and market conditions.

American International Group, Inc. and Subsidiaries

11. COMMITMENTS AND CONTINGENT LIABILITIES (continued)

       At December 31, 1993, the breakdown by industry of maximum potential loss was as follows:

(in thousands)
- --------------------------------------------------------------
Non-U.S. banks                                      $2,200,932
Insured municipalities                                 552,447
U.S. industrials                                       550,405
Governmental                                           466,373
Non-U.S. financial services companies                  460,706
Non-U.S. industrials                                   422,871
Structured/Collateral                                  293,949
U.S. banks                                             195,595
U.S. financial services companies                      174,340
Supranationals                                         104,053
- --------------------------------------------------------------
Total                                               $5,421,671
==============================================================

       AIGFP has entered into commitments to provide liquidity for certain insured variable rate bonds issued by municipal entities. The bond agreements allow the holder, in certain circumstances, to tender the bonds to the issuer at par value. In the event a remarketing agent of the issuer is unable to resell such bonds, AIGFP would be obligated to purchase the bonds at par value. AIGFP would receive interest on any bonds purchased at rates above the then prevailing market rates. These liquidity facilities aggregated $685 million at December 31, 1993 and extend through December 31, 1997. In management's opinion, it is unlikely that AIGFP will become obligated to purchase any bonds pursuant to the liquidity facilities.

       Securities sold, but not yet purchased represent obligations of AIGFP to deliver specified securities at their contracted prices, and thereby create a liability to repurchase the securities in the market at prevailing prices.

       AIGFP monitors and controls its risk exposure on a daily basis through financial, credit and legal reporting systems and, accordingly, believes that it has in place effective procedures for evaluating and limiting the credit and market risks to which it is subject. Management is not aware of any potential counterparty defaults as of December 31, 1993.

       AIG has issued an unconditional guarantee with respect to the prompt payment, when due, of all present and future obligations and liabilities of AIGFP arising from transactions entered into by AIGFP.

       AIG Trading Group Inc. and its subsidiaries (AIGTG) becomes party to off-balance sheet financial instruments in the normal course of its business and to reduce its currency, interest rate and commodity exposures.

       Forward and futures contracts are contracts for delivery of foreign currencies or money market instruments in which the seller/purchaser agrees to make/take delivery at a specified future date of a specified instrument at a specified price or yield. Risks arise as a result of movements in current markets from contracted levels and the potential inability of counterparties to meet the terms of their contracts. At December 31, 1993, the notional principal amount of open purchase and sale forward and futures contracts of AIGTG approximated $101 billion. The notional or contractual amounts used to summarize the volume of financial instruments do not represent the amount of financial instruments subject to off-balance sheet risks. Assuming simultaneous nonperformance by all counterparties on all contracts of AIGTG potentially subject to loss, the maximum potential loss, based on the cost of replacement at market rates prevailing at December 31, 1993, approximated $800 million.

       As a writer of foreign exchange options, AIGTG generally receives a premium at the outset and then follows a policy of minimizing the currency risk underlying the option. At December 31, 1993, the notional principal amount of foreign currency options written approximated $15 billion.

       AIGTG limits its risks by holding offsetting positions. In addition, AIGTG monitors and controls its risk exposures through various monitoring systems which evaluate AIGTG's market and credit risks, and through credit approvals and limits. At December 31, 1993, AIGTG did not have a significant concentration of credit risk from either an individual counterparty or group of counterparties.

       At December 31, 1993, ILFC had committed to purchase 227 aircraft deliverable from 1994 through 1999 at an estimated aggregate purchase price of $12.9 billion. Concurrently, at December 31, 1993, ILFC had options to purchase 58 aircraft deliverable through 1999 at an estimated aggregate purchase price of $3.4 billion. ILFC will be required to find customers for any new aircraft ordered and arrange financing for portions of the purchase price of such equipment.

       AIG does not anticipate any losses in connection with the aforementioned activities that would have a material effect on its financial condition or results of operations.

       AIG and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. AIG does not believe that such litigation will have a material effect on its operating results and financial condition.

       AIG continues to receive indemnity claims asserting injuries from toxic waste, hazardous substances, asbestos and other environmental pollutants and alleged damages to cover the clean-up costs of hazardous waste dump sites (environmental claims). Estimation of environmental claims loss reserves is a difficult process, as these claims, which emanate from policies written in 1984 and prior years, cannot be estimated by conventional reserving techniques. Environmental claims development is affected by factors such as inconsistent court resolutions, the broadening of the intent of policies and scope

American International Group, Inc. and Subsidiaries

11. COMMITMENTS AND CONTINGENT LIABILITIES (continued)

of coverage and increasing number of new claims. AIGand other industry members have and will continue to litigate the broadening judicial interpretation of policy coverage and the liability issues. If the courts continue in the future to expand the intent of the policies and the scope of the coverage, as they have in the past, additional liabilities would emerge for amounts in excess of reserves held. This emergence cannot now be reasonably estimated, but could have a material impact on AIG's future operating results and financial condition. The reserves carried for these claims as at December 31, 1993 ($1.48 billion gross; $368.3 million net) are believed to be adequate as these reserves are based on known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in those years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Statement No. 107 "Disclosures about Fair Value of Financial Instruments" (FASB 107) requires disclosure of fair value information about financial instruments for which it is practicable to estimate such fair value. These financial instruments may or may not be recognized in the consolidated balance sheet. In the measurement of the fair value of certain of the financial instruments, quoted market prices were not available and other valuation techniques were utilized. These derived fair value estimates are significantly affected by the assumptions used. FASB 107 excludes certain financial instruments, including those related to insurance contracts.

       The following methods and assumptions were used by AIG in estimating the fair value of the financial instruments presented:

       Cash and short-term investments: The carrying amounts reported in the consolidated balance sheet for these instruments approximate fair values.

       Fixed maturity securities: Fair values for fixed maturity securities carried at amortized cost or at market value were generally based upon quoted market prices. For certain fixed maturity securities for which market prices were not readily available, fair values were estimated using values obtained from independent pricing services. No other fair valuation techniques were applied to these bonds as AIG believes it would have to expend excessive costs for the benefits derived.

       Equity securities: Fair values for equity securities were based upon quoted market prices.

       Mortgage loans on real estate, policy and collateral loans: Where practical, the fair values of loans on real estate and collateral loans were estimated using discounted cash flow calculations based upon AIG's current incremental lending rates for similar type loans. The fair values of the policy loans were not calculated as AIG believes it would have to expend excessive costs for the benefits derived.

       Securities held for investment: Fair values for securities held for investment carried at amortized cost were based upon quoted market prices. For securities for which market prices were not readily available, fair values were estimated using quoted market prices of comparable investments.

       Receivables from and payables to securities brokers and dealers: Fair values for receivables from and payables to securities brokers and dealers approximate the carrying values presented in the consolidated balance sheet.

       Securities available for sale: Fair values for securities available for sale and related hedges were based on quoted market prices. For securities and related hedges for which market prices were not readily available, fair values were estimated using quoted market prices of comparable investments.

       Trading securities: Fair values for trading securities were based on current market value where available. For securities for which market values were not readily available, fair values were estimated using quoted market prices of comparable investments.

       Spot commodities: Fair values for spot commodities, which include options, were based on current market prices.

       Net unrealized gains on interest rate and currency swaps, options and forward transactions: Fair values for swaps, options and forward transactions were based on the use of valuation models that utilize, among other things, current interest, foreign exchange and volatility rates, as applicable.

       Securities purchased (sold) under agreements to resell (repurchase), at contract value: As these securities (obligations) are short-term in nature, the contract values approximate fair values.

       Other invested assets: For assets for which market prices were not readily available, fair valuation techniques were not applied as AIG believes it would have to expend excessive costs for the benefits derived.

       Policyholders' contract deposits: Fair values of policyholder contract deposits were estimated using discounted cash flow calculations based upon interest rates currently being offered for similar contracts with maturities consistent with those remaining for the contracts being valued.

       GIAs: Fair values of AIG's obligations under investment type agreements were estimated using discounted cash flow calculations based on interest rates currently being offered for similar agreements with maturities consistent with those remaining for the agreements being valued. Additionally, AIG follows a policy of minimizing interest rate risks associated with GIAs by entering into swap transactions. The unrealized gains for transactions related to GIAs were $526.3 million at December 31, 1993.

American International Group, Inc. and Subsidiaries

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

       Securities sold but not yet purchased, principally obligations of the U.S. Government and Government agencies: The carrying amounts for these financial instruments approximate fair values.

       Spot commodities sold but not yet purchased: The carrying amounts for these financial instruments approximate fair values.

       Deposits due to banks and other depositors: To the extent certain amounts are not demand deposits or certificates of deposit which mature in more than one year, fair values were not calculated as AIG believes it would have to expend excessive costs for the benefits derived.

       Commercial paper: The carrying amount of AIG's commercial paper borrowings approximates fair value.

       Notes, bonds, loans and mortgages payable: Where practical, the fair values of these obligations were estimated using discounted cash flow calculations based upon AIG's current incremental borrowing rates for similar types of borrowings with maturities consistent with those remaining for the debt being valued.

       The carrying values and fair values of AIG's financial instruments at December 31, 1993 and December 31, 1992 were as follows:

(in thousands)
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                 1993                            1992
                                                                    -------------------------------------------------------------
                                                                        CARRYING              FAIR       Carrying            Fair
                                                                           VALUE             VALUE          Value           Value
=================================================================================================================================
Fixed maturities                                                     $30,084,374       $31,169,569    $26,490,365     $27,687,159
Equity securities                                                      4,488,247         4,488,247      2,705,104       2,705,104
Mortgage loans on real estate, policy and collateral loans             3,576,516         3,662,300      3,079,560       3,120,174
Securities held for investment                                                --                --      4,172,671       4,049,509
Securities available for sale                                          4,991,105         4,991,105             --              --
Trading securities                                                     2,516,166         2,516,166      1,947,220       1,947,220
Spot commodities                                                         764,215           764,215        631,717         631,717
Net unrealized gain on interest rate and currency swaps,
   options and forward transactions                                      640,120           640,120      1,422,700       1,422,700
Receivables from securities brokers and dealers                        1,328,391         1,328,391      4,340,417       4,340,417
Securities purchased under agreement to resell                         2,737,507         2,737,507      4,317,312       4,317,312
Other invested assets                                                  1,265,056         1,265,056      1,172,535       1,172,535
Short-term investments                                                 5,072,893         5,072,893      4,648,879       4,648,879
Cash                                                                     157,481           157,481        136,628         136,628
Policyholders' contract deposits                                       4,439,839         4,566,204      4,486,702       4,649,140
Borrowings under obligations of guaranteed
   investment agreements                                               6,735,579         7,261,330      6,697,819       7,045,211
Securities sold under agreements to repurchase                         2,299,563         2,299,563      3,632,205       3,632,205
Payables to securities brokers and dealers                             1,688,147         1,688,147      3,216,637       3,216,637
Securities sold but not yet purchased, principally obligations
  of the U.S. Government and Government agencies                         696,454           696,454        417,391         417,391
Spot commodities sold but not yet purchased                              285,757           285,757      1,536,675       1,536,675
Deposits due to banks and other depositors                               557,372           557,372      1,001,610       1,001,610
Commercial paper                                                       3,148,885         3,148,885      2,625,309       2,625,309
Notes, bonds, loans and mortgages payable                              5,804,601         5,965,912      4,141,189       4,230,953
=================================================================================================================================

American International Group, Inc. and Subsidiaries

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

       Off-balance sheet financial instruments: Financial instruments which are not currently recognized in the consolidated balance sheet of AIG are principally commitments to extend credit and financial guarantees. The unrecognized fair values of these instruments represent fees currently charged to enter into similar agreements, taking into account the remaining terms of the current agreements and the counterparties' credit standings. No valuation was made as AIG believes it would have to expend excessive costs for the benefits derived.

13. STOCK PURCHASE PLAN

AIG's 1984 employee stock purchase plan was adopted at the 1984 shareholders' meeting and became effective as of July 1, 1984. Eligible employees receive privileges to purchase up to an aggregate of 1,312,500 shares of AIG common stock, at a price equal to 85 percent of the fair market value on the date of grant of the purchase privilege.

       Purchase privileges are granted annually and are limited to the number of whole shares that can be purchased by an amount equal to 5 percent of an employee's annual salary or $3,750, whichever is less.

       As of December 31, 1993, there were 84,055 shares of common stock subscribed to at a weighted average price of $75.97 per share pursuant to grants of privileges under the 1984 plan. There were 93,447 shares, 92,220 shares and 122,072 shares issued under the 1984 plan at weighted average prices of $54.46, $49.66 and $41.33 for the years ended December 31, 1993, 1992 and 1991, respectively. The excess of the proceeds over the par value or cost of the common stock issued was credited to additional paid-in capital. There were 352,040 shares available for the grant of future purchase privileges under the 1984 plan at December 31, 1993.

14. STOCK OPTIONS

On December 19, 1991, the AIG Board of Directors adopted a 1991 employee stock option plan, which provides that options to purchase a maximum of 3,000,000 shares of common stock could be granted to officers and other key employees at prices not less than fair market value at the date of grant. Both the 1991 plan, and the options with respect to 74,925 shares granted thereunder on December 19, 1991, were approved by shareholders at the 1992 Annual Meeting. At December 31, 1993, 2,108,950 shares were reserved for future grants under the 1991 plan. As of March 18, 1992, no further options could be granted under the 1987 plan, but outstanding options granted under the 1987 plan and the previously superceded 1982 plan continue in force until exercise or expiration. At December 31, 1993, there were 2,622,259 shares reserved for issuance under the 1991, 1987 and 1982 plans.

       Under each plan, 25 percent of the options granted become exercisable on the anniversary of the date of grant in each of the four years following that grant and all options expire 10 years from the date of the grant. As of December 31, 1993, outstanding options granted with respect to 1,981,273shares qualified for Incentive Stock Option treatment under the Economic Recovery Tax Act of 1981.

       Additional information with respect to the AIG plans at December 31, 1993 was as follows:


(dollars in thousands, except per share amounts)
- ------------------------------------------------------------------------------------------------------
                                            NUMBER               PRICE RANGE                 AGGREGATE
                                                OF                      PER                     OPTION
                                            SHARES                     SHARE                     PRICE
======================================================================================================
Shares under option at
   December 31, 1993                     2,622,259              $14.87-99.13                  $140,037
Shares under option
   exercisable at
   December 31, 1993                     1,552,882               14.87-79.50                    62,814
Shares under option exercised
   during year ended:
   December 31, 1993                       314,938               15.63-79.50                     8,456
   December 31, 1992                       391,566               11.87-60.92                     8,658
   December 31, 1991                       300,503               11.87-51.20                     6,645
Shares under option granted
   during year ended:
   December 31, 1993                       347,575               84.33-99.13                    30,869
   December 31, 1992                       486,300               54.67-79.50                    37,967
   December 31, 1991                       458,175               48.00-60.92                    24,963
Shares under option
   forfeited during
   year ended:
   December 31, 1993                        38,137               16.37-88.75                     1,844
   December 31, 1992                        55,208               11.87-60.92                     2,306
   December 31, 1991                        80,586               11.87-51.20                     2,808
======================================================================================================

15. EMPLOYEE BENEFITS

(a) Employees of AIG, its subsidiaries and certain affiliated companies, including employees in foreign countries, are generally covered under various funded and insured pension plans. Eligibility for participation in the various plans is based on either completion of a specified period of continuous service or date of hire, subject to age limitation. While benefits vary, they are usually based on the employees' years of credited service and average compensation in the three years preceding retirement.

       AIG's U.S. retirement plan is a qualified, noncontributory, defined benefit plan. All qualified employees who have attained age 21 and completed six months of continuous service are eligible to participate in this plan. An employee with 5 or more years of service is entitled to pension benefits beginning at

American International Group, Inc. and Subsidiaries

15. EMPLOYEE BENEFITS (continued)

normal retirement at age 65. Benefits are based upon a percentage of average final compensation multiplied by years of credited service commencing April 1, 1985 and limited to 44 years of credited service. The average final compensation is subject to certain limitations. Annual funding requirements are determined based on the "projected unit credit" cost method which attributes a pro rata portion of the total projected benefit payable at normal retirement to each year of credited service.

       AIG has adopted a Supplemental Executive Retirement Program (Supplemental Plan) to provide additional retirement benefits to designated executives and key employees. Under the Supplemental Plan, the annual benefit, not to exceed 60 percent of average final compensation, accrues at a percentage of average final pay multiplied for each year of credited service reduced by any benefits from the current and any predecessor retirement plans, Social Security, if any, and from any qualified pension plan of prior employers. Effective January 1, 1991, the Supplemental Plan also provides a benefit equal to the reduc-tion in benefits payable under the AIG retirement plan as a result of Federal limitations on benefits payable thereunder. Currently, the Supplemental Plan is unfunded.

       Eligibility for participation in the various non-U.S. retirement plans is either based on completion of a specified period of continuous service or date of hire, subject to age limitation. While benefits vary, they are generally based on the employees' years of credited service and average compensation in the years preceding retirement.

       Assumptions associated with the projected benefit obligation and expected long-term rate of return on plan assets at December 31, 1993 were as follows:


- ------------------------------------------------------------------------------------------------------
                                                          RANGE OF
                                                    NON-U.S. PLANS*                         U.S. PLANS
======================================================================================================
Discount rate                                                  6-15%                                 7%
Salary increase rate                                           3-13                                  5
Expected long-term rate
   of return on plan assets                                    7-15                                  9
======================================================================================================

* The ranges for the non-U.S. plans reflect the local socioeconomic environments in which AIG operates.

       The following table sets forth the funded status of the various pension plans and the amounts recognized in the accompanying consolidated balance sheet as of December 31, 1993 and 1992:


(in thousands)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                          1993                                  1992
                                                             -------------------------------     ----------------------------------
                                                             NON-U.S.       U.S.                   Non-U.S.      U.S.
                                                                PLANS      PLANS       TOTAL        Plans        Plans        Total
===================================================================================================================================
Plan assets at fair value*                                   $131,391   $139,129    $270,520     $113,709      $113,704    $227,413
- -----------------------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Accumulated benefits earned prior to valuation date:
    Vested                                                    143,614     94,717     238,331       80,382        63,745     144,127
    Nonvested                                                  21,038     15,747      36,785       17,855        10,256      28,111
  Additional benefits based on estimated future salary levels  48,973     66,652     115,625       59,188        59,840     119,028
- -----------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation                                  213,625    177,116     390,741      157,425       133,841     291,266
- -----------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets          82,234     37,987     120,221       43,716        20,137      63,853
- -----------------------------------------------------------------------------------------------------------------------------------
  Unrecognized prior service cost                              (9,486)    (2,786)    (12,272)      (5,945)        1,169      (4,776)
  Unrecognized net gain (loss)                                 (6,344)     1,321      (5,023)      21,530        13,928      35,458
  Unamortized balance of the initial transition amounts       (23,266)   (13,692)    (36,958)     (21,786)      (15,196)    (36,982)
- ------------------------------------------------------------------------------------------------------------------------------------
Net amounts to be applied to future periods                   (39,096)   (15,157)    (54,253)      (6,201)          (99)     (6,300)
Adjustment to reflect minimum liability                        23,268      1,896      25,164        1,498         1,607       3,105
- -----------------------------------------------------------------------------------------------------------------------------------
Accrued pension liability                                    $ 66,406   $ 24,726    $ 91,132     $ 39,013      $ 21,645    $ 60,658
===================================================================================================================================

* Plan assets are invested primarily in fixed-income securities and listed stocks.

American International Group, Inc. and Subsidiaries

15. EMPLOYEE BENEFITS (continued)

       Net pension cost for the years ended December 31, 1993, 1992 and 1991 included the following components:

(in thousands)
- -------------------------------------------------------------------------------------------------
                                                           1993             1992             1991
=================================================================================================
Cost of benefits earned during the period               $33,258          $25,175          $26,289
Interest cost on the projected benefit
  obligation                                             23,243           18,135           16,628
Actual return on all retirement plan assets             (29,613)         (13,574)         (30,554)
Net amortization and deferral of
   actuarial gains and losses                             7,542           (4,856)          13,394
Amortization of the initial
   transition amount                                      3,389            2,014            1,608
- -------------------------------------------------------------------------------------------------
Net pension expense*                                    $37,819          $26,894          $27,365
=================================================================================================

* Net pension expense included $20,999, $13,478 and $13,433 related to non-U.S. plans for 1993, 1992 and 1991, respectively.

       (b) AIG sponsors a voluntary savings plan for domestic employees (a 401(k) plan), which provides for salary reduction contributions by employees and matching contributions by AIG of up to 2 percent of annual salary.

       (c) In addition to AIG's defined benefit pension plan, AIG and its subsidiaries provide a postretirement benefit program for medical care and life insurance, domestically and in certain foreign countries. Eligibility in the various plans is generally based upon completion of a specified period of eligible service and reaching a specified age. Benefits vary by geographic location.

       AIG's U.S. postretirement medical and life insurance benefits are based upon the employee reaching age 55 with 10 years of service to be eligible for an immediate benefit from the U.S. retirement plan. Retirees and their dependents who were age 65 by May 1, 1989 participate in the medical plan at no cost. All other retirees and dependents over age 65 pay 50 percent of the premium that is paid by current active employees. Retirees under age 65 pay the full active premium and covered dependents pay twice the active employee amounts. Contri-butions are subject to adjustment annually. Other cost sharing features of the medical plan include deductibles, coinsurance and Medicare coordination and a lifetime maximum benefit of $1,000,000. The maximum life insurance benefit prior to age 70 is $32,500, with a maximum of $25,000 thereafter.

       Effective January 1, 1993, both plans' provisions were amended. Employees who retire on or after January 1, 1993 will be required to pay the actual cost of the medical benefits reduced by a credit which is based upon age and years of serv- ice at retirement. The life insurance benefit will vary by age at retirement from $5,000 for retirement at ages 55 through 59 to $15,000 for retirement at ages 65 and over.

       AIG adopted FASB 106 effective January 1, 1992. Prior to adoption, AIG expensed these postretirement benefits on a pay-as-you-go basis. The cumulative effect of the accounting change relative to the adoption of FASB 106 was $54.8 million, net of tax.

       Assumptions associated with the accrued postretirement benefit liability at December 31, 1993 were as follows:

- ------------------------------------------------------------------------------------
                                                   NON-U.S.                     U.S.
                                                      PLANS                    PLANS
====================================================================================
Discount rate                                     8.0-10.5%                     7.0%
Salary increase rate                                7.0-8.0                       --
Medical trend rate year 1*                             14.0                     12.5
Medical trend rate year 8 and 9                         6.0                      5.5
====================================================================================

* The Medical trend rate grades downward from years 1 through 8 domestically and years 1 through 9 for the foreign benefits. The trend rates remain level thereafter.

       The following table sets forth the liability for the accrued postretirement benefits of the various plans, and amounts recognized in the accompanying consolidated balance sheet as of December 31, 1993 and 1992. These plans are not funded currently.

(in thousands)
- --------------------------------------------------------------------------------------------------
                                         NON-U.S.                  U.S.
                                            PLANS                 PLANS                      TOTAL
==================================================================================================
1993
Accumulated postretirement
  benefit obligation:
Retirees                                  $ 1,911               $45,749                    $47,660
Fully eligible active employees             3,969                 1,633                      5,602
Other active employees                      4,993                 9,602                     14,595
- --------------------------------------------------------------------------------------------------
                                           10,873                56,984                     67,857
- --------------------------------------------------------------------------------------------------
Unrecognized net loss                          --                (7,812)                    (7,812)
Unrecognized prior service cost                --                31,835                     31,835
- --------------------------------------------------------------------------------------------------
Accrued postretirement benefit
  liabilities                             $10,873               $81,007                    $91,880
==================================================================================================
1992
Accumulated postretirement
benefit obligation:
Retirees                                    $ 1,911             $34,894                    $36,805
Fully eligible active employees               3,666              14,643                     18,309
Other active employees                        4,156              32,704                     36,860
- --------------------------------------------------------------------------------------------------
Accrued postretirement benefit
   liabilities                              $ 9,733             $82,241                    $91,974
==================================================================================================

American International Group, Inc. and Subsidiaries

15. EMPLOYEE BENEFITS (continued)

     The net periodic postretirement costs for the years ended December 31, 1993 and 1992 included the following components:

(in thousands)
- --------------------------------------------------------------------------------------------------------------
                                                                                LIFE
                                                    MEDICAL                INSURANCE
                                                      PLANS                    PLANS                     TOTAL
==============================================================================================================
1993
Cost of benefits earned during
   the period                                         $ 876                   $  384                    $1,260
Interest cost on accumulated
   postretirement benefit obligations                 3,693                    1,110                     4,803
Amortization of prior service cost                   (1,344)                    (172)                   (1,516)
- ---------------------------------------------------------------------------------------------------------------
Net periodic postretirement
   benefit costs                                    $ 3,225                   $1,322                    $4,547
==============================================================================================================
1992
Cost of benefits earned during
   the period                                       $ 4,439                   $  696                   $ 5,135
Interest cost on accumulated
   postretirement benefit obligations                 5,668                    1,283                     6,951
- --------------------------------------------------------------------------------------------------------------
Net periodic postretirement
   benefit costs                                    $10,107                   $1,979                   $12,086
==============================================================================================================

       The medical trend rate assumptions have a significant effect on the amounts reported. Increasing each trend rate by 1 percent in each year would increase the accumulated post-retirement benefit obligations as of December 31, 1993 by $5.0 million and the aggregate service and interest cost components of the periodic postretirement benefit costs for 1993 by $468,000.

       During 1991, AIG recognized the cost of providing current medical and life insurance benefits by recording the annual insurance premiums as an expense. During 1991 these costs approximated $32,000,000. The cost of providing these benefits for retirees was not separable from the cost of providing benefits for active employees prior to 1992.

16. LEASES

(a) AIG and its subsidiaries occupy leased space in many locations under various long-term leases and have entered into various leases covering the long-term use of data processing equipment. At December 31, 1993, the future minimum lease payments under operating leases were as follows:

(in thousands)
==============================================================
1994                                                $  146,433
1995                                                   121,871
1996                                                    96,228
1997                                                    82,119
1998                                                    75,078
Remaining years after 1998                             695,347
- --------------------------------------------------------------
Total                                               $1,217,076
==============================================================

       Rent expense approximated $200,500,000, $199,200,000, and $199,400,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

       (b) Minimum future rental income on noncancelable operating leases of flight equipment which have been delivered at December 31, 1993 was as follows:

(in thousands)
==============================================================
1994                                                $  717,735
1995                                                   638,449
1996                                                   473,211
1997                                                   318,759
1998                                                   188,990
Remaining years after 1998                             126,574
- --------------------------------------------------------------
Total                                               $2,463,718
==============================================================

       Flight equipment is leased, under operating leases, for periods ranging from one to twelve years.

17. OWNERSHIP AND TRANSACTIONS WITH RELATED PARTIES

(A) OWNERSHIP: The directors and officers of AIG, the directors and holders of common stock of C. V. Starr & Co., Inc. (Starr), a private holding company, The Starr Foundation, Starr International Company, Inc. (SICO), a private holding company, and Starr own or otherwise control approximately 29 percent of the voting stock of AIG. Six directors of AIG also serve as directors of Starr and SICO.

       (B) TRANSACTIONS WITH RELATED PARTIES: During the ordinary course of business, AIG and its subsidiaries pay commissions to Starr and its subsidiaries for the production and management of insurance business. Net commission payments to Starr aggregated approximately $25,800,000 in 1993, $21,200,000 in 1992 and $19,600,000 in 1991, from which Starr is required to pay commissions due originating brokers and its operating expenses. AIG also received approximately $11,800,000 in 1993, $11,500,000 in 1992 and $10,500,000
in 1991 from Starr and paid approximately $60,000 in 1993 and $50,000 in 1992 and 1991 to Starr as reimbursement for services provided at cost. AIG also received approximately $600,000 in 1993 and $800,000 in 1992 and 1991 from SICO and paid approximately $1,100,000 in 1993, $900,000 in 1992 and $800,000 in
1991 to SICO as reimbursement for services rendered at cost. AIG also paid to SICO $3,400,000 in 1993, $3,800,000 in 1992 and $4,700,000 in 1991 in rental fees.

American International Group, Inc. and Subsidiaries

18. SUMMARY OF QUARTERLY FINANCIAL INFORMATION-
    UNAUDITED

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 1993 and 1992 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown.

                                                                 THREE MONTHS ENDED
                                                    ---------------------------------------------------
                                                           MARCH 31,                   JUNE 30,
                                                    ------------------------   -----------------------

(in thousands, except per share amounts)                  1993          1992         1993         1992
=======================================================================================================
Revenues                                            $4,643,240    $4,363,488   $5,015,236   $ 4,530,285
- -------------------------------------------------------------------------------------------------------
Income before cumulative effect of
   accounting changes                               $  475,226    $  407,703   $  481,634   $   419,583
- -------------------------------------------------------------------------------------------------------
Cumulative effect of accounting changes (a)         $   20,695    $   31,941   $       --   $        --
- -------------------------------------------------------------------------------------------------------
Net income                                          $  495,921    $  439,644   $  481,634   $   419,583
- -------------------------------------------------------------------------------------------------------
Income before cumulative effect of
   accounting changes per common share                   $1.49         $1.28        $1.52        $ 1.32
Net income per common share                              $1.56         $1.38        $1.52        $ 1.32
Average shares outstanding                             317,484       318,324      317,360       317,448
=======================================================================================================

                                                                   THREE MONTHS ENDED
                                                    --------------------------------------------------
                                                           SEPTEMBER 30,           DECEMBER 31,
                                                    ------------------------   -----------------------

(in thousands, except per share amounts)                   1993        1992         1993          1992
======================================================================================================
Revenues                                             $5,119,228   $4,635,922  $5,356,953    $4,858,932
- ------------------------------------------------------------------------------------------------------
Income before cumulative effect of
   accounting changes                                $  451,061   $ 338,874   $  510,157    $  458,855
- ------------------------------------------------------------------------------------------------------
Cumulative effect of accounting changes (a)          $       --   $      --   $       --    $       --
- ------------------------------------------------------------------------------------------------------
Net income                                           $  451,061   $ 338,874   $  510,157    $  458,855
- ------------------------------------------------------------------------------------------------------
Income before cumulative effect of
   accounting changes per common share                    $1.42        $1.06       $1.61    $     1.44
Net income per common share                               $1.42        $1.06       $1.61    $     1.44
Average shares outstanding                              317,438     317,289      317,577       317,389
======================================================================================================

(a) Represents a net benefit for the cumulative effect of the adoption of accounting pronouncements related to postretirement benefits (FASB 106) and income taxes (FASB 109) by minority-owned reinsurance operations in 1993 and by AIG in 1992.

19. SEGMENT INFORMATION

(a) AIG's operations are conducted principally through five business segments. These segments and their respective operations are as follows:

       Parent - AIG parent is a holding company owning directly or indirectly all of the capital stock of certain insurance, insurance related and financial services companies in both the United States and abroad.

       General Insurance - AIG's general insurance operations are multiple line property and casualty companies writing substantially all lines of insurance other than title insurance. The general insurance operations also include mortgage guaranty insurance operations.

       Life Insurance - AIG's life insurance operations offer a broad line of individual and group life, annuity and accident and health policies.

       Agency and Service Fee - AIG's agency operations are engaged in the production and management of various types of insurance for affiliated and non-affiliated companies.

       Financial Services - AIG's financial services operations engage in diversified financial services for affiliated and non-affiliated companies. Such operations include, but are not limited to, short-term cash management and financing, premium financing, interest rate, currency, equity and commodity derivative products business, various commodities trading and market making activities, banking services and operations and leasing and remarketing of flight equipment.

American International Group, Inc. and Subsidiaries

19. SEGMENT INFORMATION (continued)

The following table is a summary of the operations by major operating segments for the years ended December 31, 1993, 1992 and 1991:

                                                                INDUSTRY SEGMENTS-1993
                                       ----------------------------------------------------------------------------

                                                            GENERAL             LIFE    AGENCY AND        FINANCIAL
(in thousands)                              PARENT        INSURANCE        INSURANCE   SERVICE FEE         SERVICES
===================================================================================================================
Revenues(b)                            $   908,176(c)   $10,972,384      $ 7,300,336      $239,641      $ 1,595,449
- -------------------------------------------------------------------------------------------------------------------
Income before income taxes
  and cumulative effect of
  accounting changes                   $   908,176(c)   $ 1,416,135      $   781,611      $ 60,247      $   390,038
- -------------------------------------------------------------------------------------------------------------------
Equity in net income (loss) of
  partially-owned companies            $    11,183      $    36,618      $     1,260      $  (202)      $      --
- -------------------------------------------------------------------------------------------------------------------
Depreciation expense                   $        --      $    40,535      $    39,258      $  3,787      $   326,028
- -------------------------------------------------------------------------------------------------------------------
Capital expenditures                   $        --      $   103,686      $   119,157      $  4,801      $ 2,575,652(d)
- -------------------------------------------------------------------------------------------------------------------
Identifiable assets(e)                 $16,210,208      $46,981,720      $28,381,164      $179,297      $25,514,258
===================================================================================================================


                                             INDUSTRY SEGMENTS-1993
                                       -------------------------------
                                         ADJUSTMENTS
                                                 AND
(in thousands)                          ELIMINATIONS(a)   CONSOLIDATED
======================================================================
Revenues(b)                            $   (881,329)      $ 20,134,657
- ----------------------------------------------------------------------
Income before income taxes
  and cumulative effect of
  accounting changes                    $   (955,126)     $  2,601,081
- ----------------------------------------------------------------------
Equity in net income (loss) of
  partially-owned companies            $         236      $     49,095
- ----------------------------------------------------------------------
Depreciation expense                   $      62,639      $    472,247
- ----------------------------------------------------------------------
Capital expenditures                   $     109,737      $  2,913,033(d)
- ----------------------------------------------------------------------
Identifiable assets(e)                 $ (16,251,799)     $101,014,848
======================================================================

                                                                  Industry Segments-1992
                                       ----------------------------------------------------------------------------

                                                            General             Life    Agency And        Financial
(in thousands)                              Parent        Insurance        Insurance   Service Fee         Services
===================================================================================================================
Revenues(b)                            $   637,339(c)   $10,528,610      $ 6,210,182      $228,297      $ 1,404,902
- -------------------------------------------------------------------------------------------------------------------
Income before income taxes
   and cumulative effect of
   accounting changes                  $   637,339(c)   $ 1,124,136      $   667,453      $ 52,570      $   346,442
- -------------------------------------------------------------------------------------------------------------------
Equity in net income (loss) of
   partially-owned companies           $     6,258      $    19,610      $     7,382      $     46      $        --
- -------------------------------------------------------------------------------------------------------------------
Depreciation expense                   $     1,057      $    38,963      $    41,613      $  3,796      $   249,548
- -------------------------------------------------------------------------------------------------------------------
Capital expenditures                   $     2,733      $    66,899      $   156,583      $ 16,355      $ 1,793,372(d)
- -------------------------------------------------------------------------------------------------------------------
Identifiable assets(e)                 $13,747,118      $42,416,509      $23,472,687      $157,280      $27,138,230
===================================================================================================================


                                            Industry Segments-1992
                                       -------------------------------
                                         Adjustments
                                                 And
(in thousands)                          Eliminations(a)   Consolidated
======================================================================
Revenues(b)                            $    (620,703)     $ 18,388,627
- ----------------------------------------------------------------------
Income before income taxes
   and cumulative effect of
   accounting changes                  $    (690,892)     $  2,137,048
- ----------------------------------------------------------------------
Equity in net income (loss) of
   partially-owned companies           $          --      $     33,296
- ----------------------------------------------------------------------
Depreciation expense                   $      56,888      $    391,865
- ----------------------------------------------------------------------
Capital expenditures                   $      34,378      $  2,070,320(d)
- ----------------------------------------------------------------------
Identifiable assets(e)                 $ (14,209,642)     $ 92,722,182
======================================================================

                                                                 Industry Segments-1991
                                       ----------------------------------------------------------------------------

                                                            General             Life    Agency And        Financial
(in thousands)                              Parent        Insurance        Insurance   Service Fee         Services
===================================================================================================================
Revenues(b)                            $   381,877(c)   $10,357,369      $ 5,222,366      $215,964      $ 1,073,553
- -------------------------------------------------------------------------------------------------------------------
Income before income taxes             $   381,877(c)   $ 1,247,927      $   561,839      $ 46,202      $   222,156
- -------------------------------------------------------------------------------------------------------------------
Equity in net income (loss) of
   partially-owned companies           $     3,654      $    26,232      $     8,508      $     24      $       (85)
- -------------------------------------------------------------------------------------------------------------------
Depreciation expense                   $       428      $    51,240      $    35,093      $  4,409      $   184,912
- -------------------------------------------------------------------------------------------------------------------
Capital expenditures                   $        --      $    43,344      $   117,960      $  3,984      $ 1,164,496(d)
- -------------------------------------------------------------------------------------------------------------------
Identifiable assets(e)                 $12,919,992      $29,278,641      $19,986,909      $188,638      $20,485,838
===================================================================================================================



                                              Industry Segments-1991
                                       -------------------------------
                                         Adjustments
                                                 And
(in thousands)                          Eliminations(a)   Consolidated
======================================================================
Revenues(b)                            $    (367,216)     $ 16,883,913
- ----------------------------------------------------------------------
Income before income taxes             $    (437,426)     $  2,022,575
- ----------------------------------------------------------------------
Equity in net income (loss) of
   partially-owned companies           $          70      $     38,403
- ----------------------------------------------------------------------
Depreciation expense                   $      49,062      $    325,144
- ----------------------------------------------------------------------
Capital expenditures                   $      40,456      $  1,370,240(d)
- ----------------------------------------------------------------------
Identifiable assets(e)                 $ (13,470,550)     $ 69,389,468
======================================================================

(a) Including other operations and other income (deductions) -net, which are not deemed to be reportable segments.
(b) Including realized capital gains attributable to the segments.
(c) Substantially dividend income from subsidiaries.
(d) Relating primarily to ILFC.
(e) Assets as at December 31, 1993 and 1992 have been adjusted to conform to the requirements of FASB 113.

American International Group, Inc. and Subsidiaries


19. SEGMENT INFORMATION (continued)

  (b) The following table is a summary of AIG's general insurance operations by major operating category for the years ended December 31, 1993, 1992 and 1991:

                                                                              NET PREMIUMS
                                               -----------------------------------------------------------------------------------
                                                                  WRITTEN                                     EARNED
                                               -----------------------------------------    --------------------------------------
(in thousands)                                         1993          1992           1991          1993          1992          1991
==================================================================================================================================
Underwriting:
Foreign                                         $ 3,019,300    $2,573,900     $2,322,900    $2,901,800    $2,496,600    $2,278,900
Commercial casualty(a)                            5,368,200     5,209,300      5,320,700     5,174,300     5,350,000     5,282,600
Commercial property                                 241,400       166,700        285,600       180,700       210,300       314,900
Pools and associations(b)                           746,400       753,300        826,100       723,100       760,200       860,500
Personal lines(c)                                   471,800       295,900        266,200       432,400       266,000       258,800
Mortgage guaranty                                   178,800       139,400        124,900       154,300       126,300       108,900
- ----------------------------------------------------------------------------------------------------------------------------------
Total underwriting                              $10,025,900    $9,138,500     $9,146,400    $9,566,600    $9,209,400    $9,104,600
==================================================================================================================================
Net investment income
Realized capital gains
General insurance operating income


                                                             OPERATING INCOME
                                                 ---------------------------------------
(in thousands)                                         1993          1992           1991
========================================================================================
Underwriting:
Foreign                                          $  140,700    $   95,000     $   78,700
Commercial casualty(a)                              253,800       169,500        272,200
Commercial property                                 (51,700)      (23,400)       (51,500)
Pools and associations(b)                          (377,500)     (389,500)      (265,400)
Personal lines(c)                                   (22,300)      (77,200)       (49,800)
Mortgage guaranty                                    67,400        30,500         11,000
- ----------------------------------------------------------------------------------------
Total underwriting                                   10,400      (195,100)        (4,800)
Net investment income                             1,340,500     1,252,100      1,163,500
Realized capital gains                               65,200        67,100         89,200
- ----------------------------------------------------------------------------------------
General insurance operating income               $1,416,100    $1,124,100     $1,247,900
========================================================================================


(a) Including workers' compensation and retrospectively rated risks.
(b) Including involuntary pools.
(c) Including mass marketing and specialty programs.

  (c) AIG's individual life insurance and group life insurance portfolio accounted for 64 percent, 67 percent and 71 percent of AIG's consolidated life insurance operating income before realized capital gains or losses for the years ended December 31, 1993, 1992 and 1991, respectively. For those years, 97 percent, 98 percent and 99 percent, respectively, of consolidated life operating income before realized capital gains or losses was derived from foreign operations.

  (d) A substantial portion of AIG's business is conducted in countries other than the United States and Canada. The following table is a summary of AIG's business by geographic segments. Allocations have been made on the basis of location of operations and assets.




                                                                                          GEOGRAPHIC SEGMENTS-1993
                                                                         --------------------------------------------------------
                                                                                                              OTHER
(in thousands)                                                           DOMESTIC(a)        FAR EAST        FOREIGN  CONSOLIDATED
=================================================================================================================================
Revenues(b)                                                              $ 9,986,700     $ 6,911,700    $ 3,236,300  $ 20,134,700
- ---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of accounting changes   $ 1,329,900     $   900,700    $   370,500  $  2,601,100
- ---------------------------------------------------------------------------------------------------------------------------------
Identifiable assets(c)                                                   $64,482,500     $18,667,500    $17,864,800  $101,014,800
=================================================================================================================================


                                                                                          Geographic Segments-1992
                                                                         --------------------------------------------------------
                                                                                                              Other
(in thousands)                                                           Domestic(a)        Far East        Foreign  Consolidated
=================================================================================================================================
Revenues(b)                                                              $ 9,767,700     $ 5,876,900    $ 2,744,000   $18,388,600
- ---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of accounting changes   $ 1,035,200     $   799,500    $   302,300   $ 2,137,000
- ---------------------------------------------------------------------------------------------------------------------------------
Identifiable assets(c)                                                   $59,443,500     $14,720,100    $18,558,600   $92,722,200
=================================================================================================================================

                                                                                          Geographic Segments-1991
                                                                         --------------------------------------------------------
                                                                                                              Other
(in thousands)                                                            Domestic(a)       Far East        Foreign  Consolidated
=================================================================================================================================
Revenues(b)                                                              $ 9,561,600     $ 4,879,000    $ 2,443,300   $16,883,900
- ---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                               $ 1,093,400     $   685,300      $ 243,900   $ 2,022,600
- ---------------------------------------------------------------------------------------------------------------------------------
Identifiable assets(c)                                                   $41,110,400     $13,284,600    $14,994,500   $69,389,500
=================================================================================================================================

(a) Including general insurance operations in Canada.
(b) Revenues are derived from revenues of the general, life, agency and service fee and financial services operations, equity in income of minority-owned reinsurance operations and realized capital gains attributable to the segments.
(c) Assets as at December 31, 1993 and 1992 have been adjusted to conform to the requirements of FASB 113.

                             American International Group, Inc. and Subsidiaries

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure within the twenty-four months ending December 31, 1993.

PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for the information provided in Part I under the heading "Directors and Executive Officers of the Registrant", this item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 11.EXECUTIVE COMPENSATION

This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (A) FINANCIAL STATEMENTS AND EXHIBITS.
              1. Financial Statements and Schedules. See accompanying Index to
                 Financial Statements.
              2. Exhibits.
                  3-- Articles of Incorporation and By-Laws.
                 10-- Material Contracts.
                 11-- Computation of Earnings Per Share for the Years Ended
                      December 31, 1993, 1992, 1991, 1990 and 1989.
                 12-- Computation of Ratios of Earnings to Fixed Charges for
                      the Years Ended December 31, 1993, 1992, 1991, 1990 and 1989.
                 21-- Subsidiaries of Registrant.
                 23-- Consent of Coopers & Lybrand.
                 24-- Power of Attorney.
                 28-- Information from Statutory Schedule P.
                 99-- Undertakings.

       (B) REPORTS ON FORM 8-K.

       There have been no reports on Form 8-K filed during the quarter ended December 31, 1993.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the issuer has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York, on the 30th day of March, 1994.

                                            AMERICAN INTERNATIONAL GROUP, INC.
                                            By  /s/ M. R. Greenberg
                                               --------------------------------
                                               (M. R. Greenberg, Chairman)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on the 30th day of March, 1994 and each of the undersigned persons, in any capacity, hereby severally constitutes M.R. Greenberg, Edward E. Matthews and Howard I. Smith and each of them, singularly, his true and lawful attorney with full power to them and each of them to sign for him, and in his name and in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto.

          SIGNATURE                                                 TITLE
          ---------                                                 -----
        /s/ M.R. Greenberg
- ---------------------------------                           Chairman and Director
       (M.R. Greenberg)                                       (Principal Executive Officer)

        /s/ Edward E. Matthews
- ---------------------------------                           Vice Chairman and Director
     (Edward E. Matthews)                                     (Principal Financial Officer)

        /s/ Howard I. Smith
- ---------------------------------                           Senior Vice President and Comptroller
      (Howard I. Smith)                                       (Principal Accounting Officer)

        /s/ Bernard Aidinoff
- ---------------------------------                           Director
    (M. Bernard Aidinoff)


- ---------------------------------                           Director
     (Marshall A. Cohen)

        /s/ Barber B. Conable, Jr.
- ---------------------------------                           Director
   (Barber B. Conable, Jr.)

        /s/ Marion E. Fajen
- ---------------------------------                           Director
      (Marion E. Fajen)

        /s/ Martin S. Feldstein
- ---------------------------------                           Director
    (Martin S. Feldstein)

        /s/ Houghton Freeman
- ---------------------------------                           Director
      (Houghton Freeman)

          SIGNATURE                                         TITLE
          ---------                                         -----
          /s/ Leslie L. Gonda
- ---------------------------------                           Director
      (Leslie L. Gonda)

          /s/ Pierre Gousseland
- ---------------------------------                           Director
     (Pierre Gousseland)

          /s/ Carla A. Hills
- ---------------------------------                           Director
       (Carla A. Hills)

          /s/ Frank J. Hoenemeyer
- ---------------------------------                           Director
     (Frank J. Hoenemeyer)

          /s/  John I. Howell
- ---------------------------------                           Director
       (John I. Howell)

          /s/ Dean P. Phypers
- ---------------------------------                           Director
      (Dean P. Phypers)

          /s/ John J. Roberts
- ---------------------------------                           Director
      (John J. Roberts)


- ---------------------------------                           Director
     (Ernest E. Stempel)

          /s/ Thomas R. Tizzio
- ---------------------------------                           Director
      (Thomas R. Tizzio)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION                                        LOCATION
- ------                            -----------                                        --------
2         Plan of acquisition, reorganization,                      None
          arrangement, liquidation or successsion

3(i)      (a)     Restated Certificate of Incorporation of AIG
                  at April 8, 1969  . . . . . . . . . . .           Filed as exhibit to AIG's Registration
                                                                       Statement (File No. 2-31223)
                                                                       and incorporated herein by
                                                                       reference.
          (b)     Amendment to Restated Certificate of
                  Incorporation of AIG, May 4, 1972 . . .           Filed as exhibit to AIG's Registration
                                                                       Statement (File No. 2-59317) and
                                                                       incorporated herein by
                                                                       reference.
          (c)     Amendment to Restated Certificate of
                  Incorporation of AIG, April 23, 1976  .           Filed as exhibit to AIG's Registration
                                                                       Statement (File No. 2-59317) and
                                                                       incorporated herein by
                                                                       reference.
          (d)     Amendment to Restated Certificate of
                  Incorporation of AIG, September 20, 1978          Filed as exhibit to AIG's Registration
                                                                       Statement (File No. 2-64336) and
                                                                       incorporated herein by
                                                                       reference.
          (e)     Amendment to Restated Certificate of
                  Incorporation of AIG, June 1, 1982  . .           Filed as exhibit to AIG's Registration
                                                                       Statement (File No. 2-78291) and
                                                                       incorporated herein by
                                                                       reference.
          (f)     Amendment to Restated Certificate of
                  Incorporation of AIG, May 19, 1986  . .           Filed as exhibit to AIG's Registration
                                                                       Statement (File No. 33-8495) and
                                                                       incorporated herein by
                                                                       reference.
          (g)     Amendment to Restated Certificate of
                  Incorporation of AIG, June 1, 1987  . .           Filed as exhibit to AIG's Registration
                                                                       Statement (File No. 33-18073) and
                                                                       incorporated herein by
                                                                       reference.
          (h)     Amendment to Restated Certificate of
                  Incorporation of AIG, May 22, 1992  . .           Filed as exhibit to AIG's Annual Report on
                                                                       Form 10-K for the year ended December 31,
                                                                       1992 (File No. 0-4652) and incorporated
                                                                       herein by reference herewith.

3(ii)     By-laws of AIG  . . . . . . . . . . . . . . . .           Filed as exhibit to AIG's Annual Report on
                                                                       Form 10-K for the year ended December 31,
                                                                       1992 (File No. 0-4652) and incorporated
                                                                       herein by reference herewith.

4         Instruments defining the rights of security holders,
          including indentures
                  (a)  Fiscal Agency Agreement dated as of
                       October 1, 1984 between AIG and
                       Citibank, N.A. . . . . . . . . . .           Not required to be filed. The Registrant
                                                                       hereby agrees to file with the
                                                                       Commission a copy of any
                                                                       instrument defining the rights
                                                                       of holders of the Registrant's
                                                                       long-term debt upon request of
                                                                       the Commission.

                  (b)  Indenture dated as of July 15, 1989
                       between AIG and The Bank of New York . . .   Not required to be filed. The
                                                                       Registrant hereby agrees to file
                                                                       with the Commission a copy of any
                                                                       instrument defining the rights
                                                                       of holders of the Registrant's
                                                                       long-term debt upon request of
                                                                       the Commission.

EXHIBIT
NUMBER                            DESCRIPTION                                LOCATION
- ------                            -----------                                --------

 9        Voting Trust Agreement  . . . . . . . . . . . .           None.
10        Material contracts
                 (a)   AIG 1969 Employee Stock Option Plan
                       and Agreement Form . . . . . . . .           Filed as exhibit to AIG's Registration
                                                                       Statement (File No. 2-44043) and
                                                                       incorporated herein by reference.

                 (b)   AIG 1972 Employee Stock Option Plan          Filed as exhibit to AIG's Registration
                                                                       Statement (File No. 2-44702) and
                                                                       incorporated herein by reference.

                 (c)   AIG 1972 Employee Stock Purchase Plan        Filed as exhibit to AIG's Registration
                                                                       Statement (File No. 2-44043) and
                                                                       incorporated herein by reference.

                 (d)   AIG 1984 Employee Stock Purchase Plan        Filed as exhibit to AIG's Registration
                                                                       Statement (File No. 2-91945) and
                                                                       incorporated herein by reference.

                 (e)   AIG 1977 Stock Option and Stock
                       Appreciation Rights Plan . . . . .           Filed as exhibit to AIG's Registration
                                                                       Statement (File No. 2-59317) and
                                                                       incorporated herein by reference.

                 (f)   AIG 1982 Employee Stock Option Plan          Filed as Exhibit to AIG's Registration
                                                                       Statement (File No. 2-78291) and
                                                                       incorporated herein by reference.

                 (g)   AIG 1987 Employee Stock Option Plan          Filed as Exhibit to AIG's Definitive Proxy
                                                                       Statement dated as of April 6,
                                                                       1987 (File No. 0-4652) and
                                                                       incorporated herein by reference.

                 (h)   AIG 1991 Employee Stock Option Plan          Filed as exhibit to AIG's Definitive Proxy
                                                                       Statement dated as of March 30,
                                                                       1992 (File No. 0-4652) and
                                                                       incorporated herein by reference.

                 (i)   AIRCO 1972 Employee Stock Option Plan        Incorporated by reference to AIG's Joint
                                                                       Proxy Statement and Prospectus
                                                                       (File No. 2-61994).

                 (j)   AIRCO 1977 Stock Option and Stock
                       Appreciation Rights Plan . . . . .           Incorporated by reference to AIG's Joint
                                                                       Proxy Statement and Prospectus
                                                                       (File No. 2-61994).

                 (k)P  Policy for directors and officers
                       liability insurance . . . . . . .            Filed herewith under request for confidential treatment.
11        Statement re computation of per share earnings            Filed herewith.
12        Statements re computation of ratios . . . . . .           Filed herewith.
13        Annual report to security holders . . . . . . .           Not required to be filed.
18        Letter re change in accounting principles . . .           None.
21        Subsidiaries of the Registrant  . . . . . . . .           Filed herewith.
22        Published report regarding matters submitted to
          vote of security holders  . . . . . . . . . . .           None.

EXHIBIT
NUMBER                            DESCRIPTION                                LOCATION
- ------                            -----------                                --------
23        Consent of Coopers & Lybrand  . . . . . . . . .           Filed herewith.
24        Power of attorney . . . . . . . . . . . . . . .           Included on the signature page hereof.
27        Financial Data Schedule . . . . . . . . . . . .           Not required to be filed.
28 P      Information from reports furnished to state
          insurance regulatory authorities  . . . . . . .           Filed herewith under hardship exemption.
99        Undertakings by the Registrant required by Item 17
          of Form S-3 and Item 21 of Form S-8, deemed to be
          incorporated by reference into AIG's Registration
          Statements on Forms S-3 and S-8 (No. 2-38768,
          No. 2-44043, No. 2-45346, No. 2-51498, No. 2-59317,
          No. 2-61858, No. 2-62760, No. 2-64336, No. 2-67600,
          No. 2-72058, No. 2-75874, No. 2-75875, No. 2-78291,
          No. 2-87005, No. 2-82989, No. 2-90756, No. 2-91945,
          No. 2-95589, No. 2-97439, No. 33-8495, No. 33-13874,
          No. 33-18073, No. 33-25291, No. 33-41643, No. 33-48996
          and No. 33-57250) . . . . . . . . . . . . . . .           Filed herewith.
