Form 10-Q
period 1994-03-31
AMERICAN INTERNATIONAL GROUP INC
filed 1994-05-13
CIK 5272

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period From __________ to __________


For Quarter Ended March 31, 1994         Commission File Number 0-4652


                      AMERICAN INTERNATIONAL GROUP, INC.
- - -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                   13-2592361
- - ----------------------------------------       ------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                  Identification Number)


 70 Pine Street, New York, New York                   10270
- - ----------------------------------------       ------------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code         (212) 770-7000


                                      NONE
- - -----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES      X       NO

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of March 31, 1994     316,874,728.

                       AMERICAN INTERNATIONAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                             (dollars in thousands)
                                  (unaudited)



                                                                                         MARCH 31, 1994     DECEMBER 31, 1993
                                                                                         --------------     -----------------
ASSETS:
 Investments and cash:
  Fixed maturities:
    Bonds held to maturity, at amortized cost (market value: 1994-$12,921,000;
      1993-$13,278,300)                                                                  $  12,424,812        $  12,193,701
    Bonds available for sale, at market value (cost: 1994-$17,342,600;
      1993-$16,599,600)                                                                     17,802,072           17,562,411
    Bonds trading securities, at market value (cost: 1994-$277,900; 1993-$307,900)             262,452              310,834
    Preferred stocks, at amortized cost (market value: 1994-$26,100; 1993-$18,000)              12,668               17,428
  Equity securities:
    Common stocks (cost: 1994-$4,021,700; 1993-$3,720,000)                                   4,682,316            4,364,410
    Non-redeemable preferred stocks (cost: 1994-$99,400; 1993-$108,200)                        131,915              123,837
  Mortgage loans on real estate, policy and collateral loans                                 4,259,845            3,576,516
  Financial services assets:
    Flight equipment primarily under operating leases, net of accumulated
      depreciation                                                                           9,188,413            8,555,356
    Securities available for sale, at market value (cost: 1994-$5,655,900;
      1993-$4,971,800)                                                                       5,669,472            4,991,105
    Trading securities, at market value                                                      2,016,531            2,516,166
    Spot commodities, at market value                                                          908,448              764,215
    Net unrealized gain on interest rate and currency swaps, options and forward
      transactions                                                                                   -              640,120
    Unrealized gain on interest rate and currency swaps, options and forward
      transactions                                                                           5,670,457                    -
  Receivables from securities brokers and dealers                                            1,920,565            1,328,391
  Securities purchased under agreements to resell, at contract value                         2,771,316            2,737,507
 Other invested assets                                                                       1,568,471            1,265,056
 Short-term investments, at cost which approximates market value                             4,958,789            5,072,893
 Cash                                                                                          101,609              157,481
                                                                                          -------------        -------------
           Total investments and cash                                                       74,350,151           66,177,427

 Investment income due and accrued                                                             765,436              808,268
 Premiums and insurance balances receivable - net                                            8,641,889            8,364,096
 Reinsurance assets                                                                         15,951,944           15,883,788
 Deferred policy acquisition costs                                                           4,485,318            4,249,409
 Investments in partially-owned companies                                                      583,333              571,680
 Real estate and other fixed assets, net of accumulated depreciation                         1,651,024            1,615,742
 Separate and variable accounts                                                              2,341,431            1,914,815
 Other assets                                                                                1,475,907            1,429,623
                                                                                          -------------        -------------
           Total assets                                                                  $ 110,246,433        $ 101,014,848
                                                                                          =============        =============

See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                             (dollars in thousands)
                                  (unaudited)

                                                                                         MARCH 31, 1994     DECEMBER 31, 1993
                                                                                         --------------     -----------------
LIABILITIES:
 Reserve for losses and loss expenses                                                    $  30,460,247        $  30,046,172
 Reserve for unearned premiums                                                               5,768,612            5,515,670
 Future policy benefits for life and accident
   and health insurance contracts                                                           15,212,520           14,638,382
 Policyholders' contract deposits                                                            5,394,780            4,439,839
 Other policyholders' funds                                                                  1,816,501            1,739,290
 Reserve for commissions, expenses and taxes                                                 1,202,695            1,113,397
 Insurance balances payable                                                                  1,427,295            1,458,383
 Funds held by companies under reinsurance treaties                                            394,219              406,902
 Income taxes payable:
   Current                                                                                     298,688              358,219
   Deferred                                                                                    398,310              447,790
 Financial services liabilities:
   Borrowings under obligations of guaranteed investment agreements                          6,021,267            6,735,579
   Securities sold under agreements to repurchase, at contract value                         2,765,466            2,299,563
   Payables to securities brokers and dealers                                                2,270,091            1,688,147
   Securities sold but not yet purchased, principally obligations of the
     U.S. Government and Government agencies, at market value                                1,239,632              696,454
   Spot commodities sold but not yet purchased, at market value                                302,643              285,757
   Unrealized loss on interest rate and currency swaps, options and forward
     transactions                                                                            4,979,334                    -
   Deposits due to banks and other depositors                                                  587,655              557,372
   Commercial paper                                                                          1,661,593            1,618,979
   Notes, bonds and loans payable                                                            5,648,226            5,021,941
 Commercial paper                                                                            1,490,800            1,529,906
 Notes, bonds, loans and mortgages payable                                                     735,886              782,660
 Separate and variable accounts                                                              2,341,431            1,914,815
 Other liabilities                                                                           2,091,577            2,295,436
                                                                                          -------------        -------------
         Total liabilities                                                                  94,509,468           85,590,653
                                                                                          -------------        -------------

 Preferred shareholders' equity in subsidiary company                                          200,000              200,000

CAPITAL FUNDS:
 Common stock, $2.50 par value; 500,000,000 shares
   authorized; shares issued 1994 - 337,390,986;
   1993 - 337,390,986                                                                          843,477              843,477
 Additional paid-in capital                                                                    571,468              572,142
 Unrealized appreciation of investments, net of taxes                                          806,241              922,646
 Cumulative translation adjustments, net of taxes                                             (327,578)            (348,186)
 Retained earnings                                                                          13,775,381           13,301,529
 Treasury stock, at cost; 1994 - 20,516,258;
   1993 - 19,762,919 shares of common stock                                                   (132,024)             (67,413)
                                                                                          -------------        -------------
         Total capital funds                                                                15,536,965           15,224,195
                                                                                          -------------        -------------
         Total liabilities and capital funds                                             $ 110,246,433        $ 101,014,848
                                                                                          =============        =============

See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                       1994               1993
                                                                       ----               ----
 General insurance operations:

 Net premiums written                                             $  2,621,305        $ 2,443,810
 Change in unearned premium reserve                                   (164,952)          (206,222)
                                                                   ------------        -----------
 Net premiums earned                                                 2,456,353          2,237,588
 Net investment income                                                 354,129            330,656
 Realized capital gains                                                 20,094             24,701
                                                                   ------------        -----------
                                                                     2,830,576          2,592,945
                                                                   ------------        -----------

 Losses and loss expenses incurred                                   1,977,467          1,795,323
 Underwriting expenses                                                 483,554            421,131
                                                                   ------------        -----------
                                                                     2,461,021          2,216,454
                                                                   ------------        -----------
 Operating income                                                      369,555            376,491
                                                                   ------------        -----------
 Life insurance operations:
 Premium income                                                      1,495,099          1,254,309
 Net investment income                                                 407,996            349,222
 Realized capital gains                                                 28,740             13,090
                                                                   ------------        -----------
                                                                     1,931,835          1,616,621
                                                                   ------------        -----------
 Death and other benefits                                              576,801            501,668
 Increase in future policy benefits                                    712,453            593,211
 Acquisition and insurance expenses                                    419,460            344,178
                                                                   ------------        -----------
                                                                     1,708,714          1,439,057
                                                                   ------------        -----------
 Operating income                                                      223,121            177,564
                                                                   ------------        -----------

 Agency and service fee operating income                                15,575             16,015

 Financial services operating income                                    97,098             86,191
 Equity in income of minority-owned insurance
   operations                                                            7,272              8,887
 Other realized capital gains (losses)                                 (10,205)            (3,232)
 Other income (deductions) - net                                       (24,006)           (21,645)
                                                                   ------------        -----------
 Income before income taxes and cumulative effect of
   accounting changes                                                  678,410            640,271
                                                                   ------------        -----------
 Income taxes (benefits) - Current                                     218,969            223,881
                         - Deferred                                    (46,177)           (58,836)
                                                                   ------------        -----------
                                                                       172,792            165,045
                                                                   ------------        -----------

 Income before cumulative effect of accounting changes                 505,618            475,226
 Cumulative effect of accounting changes, net of tax
   Minority-owned insurance operations                                       -             20,695
                                                                   ------------        -----------
 Net income                                                       $    505,618        $   495,921
                                                                   ============        ===========
 Earnings per common share (a):

 Income before cumulative effect of accounting changes            $       1.59              $1.49
 Cumulative effect of accounting changes, net of tax
   Minority-owned insurance operations                                       -               0.07
                                                                   ------------        -----------
 Net income                                                       $       1.59        $      1.56
                                                                   ============        ===========
 Cash dividends per common share                                  $       0.10        $     0.093
                                                                   ============        ===========
 Average shares outstanding (a)                                        317,456            317,484
                                                                   ------------        -----------

 (a) 1993 adjusted for a 50 percent common stock split in the form of a common stock dividend paid July 30, 1993.

 See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                                 ----------------------------
                                                                                                   1994                1993
                                                                                                   ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                                                                    $    505,618       $    495,921
                                                                                                 ------------       ------------
  Adjustments to reconcile net income to net cash provided by operation activities:
    Non-cash revenues, expenses, gains and losses included in income:
    Change in:
     General and life insurance reserves                                                           1,241,155          1,394,942
     Premiums and insurance balances receivable and payable-net                                     (308,881)          (439,357)
     Reinsurance assets                                                                              (68,156)           (69,472)
     Deferred policy acquisition costs                                                              (235,909)          (204,977)
     Investment income due and accrued                                                                42,832             16,860
     Funds held under reinsurance treaties                                                           (12,683)            35,539
     Other policyholders' funds                                                                       77,211            106,469
     Current and deferred income taxes - net                                                        (105,708)            65,223
     Reserve for commissions, expenses and taxes                                                      89,298            130,706
     Other assets and liabilities - net                                                             (250,143)           248,592
     Receivables from and payables to securities brokers and dealers-net                             (10,230)           826,796
     Trading securities, at market value                                                             499,635            (45,090)
     Spot commodities, at market value                                                              (144,233)            76,266
     Net unrealized gain on interest rate
       and currency swaps, options and forward transactions                                          (51,003)           107,342
     Securities purchased under agreements to resell                                                 (33,809)         2,293,823
     Securities sold under agreements to repurchase                                                  465,903         (1,837,750)
     Securities sold but not yet purchased                                                           543,178             20,297
     Spot commodities sold but not yet purchased, at market value                                     16,886         (1,292,059)
    Realized capital gains                                                                           (38,629)           (34,559)
    Equity in income of partially-owned companies
     and other invested assets                                                                       (14,225)            15,383
    Depreciation expenses, principally flight equipment                                              128,396            107,991
    Cumulative effect of accounting changes                                                             -               (20,695)
    Change in cumulative translation adjustments                                                      36,354             39,605
    Other - net                                                                                      214,703            (27,142)
                                                                                                 ------------       ------------
    Total Adjustments                                                                              2,081,942          1,514,733
                                                                                                 ------------       ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                          2,587,560          2,010,654
                                                                                                 ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Cost of fixed maturities, at amortized cost, sold                                                   -               447,889
    Cost of fixed maturities, at amortized cost, matured or redeemed                                 172,275            352,977
    Cost of bonds, at market, sold                                                                 1,890,940          1,536,468
    Cost of bonds, at market, matured or redeemed                                                    325,552            180,127
    Cost of equity securities sold                                                                   740,158            328,659
    Realized capital gains                                                                            38,629             34,559
    Purchases of fixed maturities                                                                 (3,334,783)        (3,203,882)
    Purchases of equity securities                                                                (1,001,703)          (524,086)
    Mortgage, policy and collateral loans granted                                                   (844,575)          (221,279)
    Repayments of mortgage, policy and collateral loans                                               98,756            177,224
    Sales or maturities of securities held for investment                                               -               677,935
    Sales or maturities of securities available for sale                                           1,136,306               -
    Purchases of securities held for investment                                                         -              (766,389)
    Purchases of securities available for sale                                                    (1,798,121)              -
    Sales of flight equipment                                                                         78,630             67,753
    Purchases of flight equipment                                                                   (789,817)          (973,548)
    Net additions to real estate and other fixed assets                                              (85,549)           (57,481)
    Sales or distributions of other invested assets                                                   32,446             20,353
    Investments in other invested assets                                                            (143,809)           (93,486)
    Change in short-term investments                                                                 114,104            284,352
    Investments in partially-owned companies                                                         (28,005)            (1,577)
                                                                                                 ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES                                                             (3,398,566)        (1,733,432)
                                                                                                 ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Change in policyholders' contract deposits                                                       954,941           (143,369)
    Change in deposits due to banks and other depositors                                              30,283           (483,500)
    Change in commercial paper                                                                         3,508             52,817
    Proceeds from notes, bonds, loans and mortgages payable                                        1,006,057            597,546
    Repayments on notes, bonds, loans and mortgages payable                                         (428,292)          (233,685)
    Proceeds from guaranteed investment agreements                                                   275,126            762,558
    Maturities of guaranteed investment agreements                                                  (989,438)          (747,196)
    Proceeds from common stock issued                                                                  3,267              3,492
    Cash dividends to shareholders                                                                   (31,766)           (30,450)
    Acquisition of treasury stock                                                                    (68,552)              (269)
    Redemption of preferred stock                                                                       -               (75,000)
    Other - net                                                                                         -                   (38)
                                                                                                 ------------       ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                  755,134           (297,094)
                                                                                                 ------------       ------------

CHANGE IN CASH                                                                                       (55,872)           (19,872)
Cash at beginning of year                                                                            157,481            136,628
                                                                                                 ------------       ------------
CASH AT END OF YEAR                                                                             $    101,609       $    116,756
                                                                                                 ============       ============

See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1994

a) These statements are unaudited. In the opinion of management, all adjustments consisting of normal recurring accruals have been made for a fair presentation of the results shown.

b) Earnings per share of American International Group, Inc. (AIG) are based on the weighted average number of common shares outstanding during the period, retroactively adjusted to reflect a 50 percent common stock split in the form of a common stock dividend paid July 30, 1993. The effect of potentially dilutive securities is not significant.

(c) Cash dividends per common share reflect the adjustment for a 50 percent common stock split in the form of a common stock dividend paid July 30, 1993. The quarterly dividend rate per common share, commencing with the dividend paid September 17, 1993 is $.10.

(d) Supplemental cash flow information for the three month period ended March 31, 1994 and 1993 is as follows:

                                                                 (in thousands)
                                                        1994                      1993
                                                        ----                      ----
         Income taxes paid                        $    276,294               $   90,141
         Interest paid                            $    196,000               $  207,000

(e) In March 1992, the Financial Accounting Standards Board (FASB) issued Interpretation No. 39 "Offsetting of Amounts Related to Certain Contracts" (Interpretation), which is effective for fiscal years beginning after December 15, 1993. The Interpretation requires that unrealized gains and losses on swaps, forwards, options and similar contracts be recognized as assets and liabilities. Previously, AIG's policy was to record such unrealized gains and losses on a net basis in the consolidated balance sheet. The Interpretation allows the netting of such unrealized gains and losses with the same counterparty when they are included under a master netting arrangement with the counterparty and the contracts are reported at market value.

     Although there was no effect on AIG's operating income upon the adoption of the Interpretation, AIG now presents certain of its financial services assets and liabilities, primarily unrealized gain (loss) on interest rate and currency swaps, options and forward transactions, on a gross basis. Thus, both consolidated assets and liabilities have increased. The effect of presenting these assets and liabilities on a gross basis on AIG's consolidated balance sheet was not significant. Prior years' balance sheets are not required to be restated.

     In November of 1992, FASB issued Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Post-employment Benefits" (FASB
112). FASB 112 established accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. FASB 112 was effective January 1, 1994 and had no significant effect on AIG's results of operations or financial condition.

(f) For further information, refer to the Form 10-K filing of AIG for the year ended December 31, 1993.

                       AMERICAN INTERNATIONAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Operational Review

General Insurance Operations

In AIG's general insurance operations, the net premiums written and net premiums earned were $2.62 billion and $2.46 billion, respectively, in the first three months of 1994. These were increases of 7.3 percent and 9.8 percent, respectively, over the same period of 1993.

     The growth in net premiums written in 1994 over 1993 resulted from a combination of several factors. Although AIG continued to achieve general price increases in domestic commercial property and some specialty casualty markets, the primary reasons for growth were price and volume increases overseas. AIG continues to be disciplined in its underwriting approach, especially in the domestic primary casualty market, and does not seek net premium growth where rates do not adequately reflect the assessment of exposures.

     Net premiums written are initially deferred and earned based upon the terms of the underlying policies. The net unearned premium reserve constitutes the deferred earnings which are generally earned ratably over the policy period. Thus, the net unearned premium reserve is not fully recognized as net premiums earned until the end of the policy period.

     Adjusted underwriting profit or loss (operating income less net investment income and realized capital gains) represents statutory underwriting profit or loss adjusted primarily for changes in the deferral of acquisition costs. The adjusted underwriting loss in the first three months of 1994 was $4.7 million compared to an adjusted underwriting profit of $21.1 million recorded for the same period in 1993.

     The statutory general insurance ratios for the first three months were as follows:


- - ------------------------------------------------------------------
                                      1994               1993
- - ------------------------------------------------------------------
Loss Ratio                            80.50              80.23
Expense Ratio                         20.17              19.33
- - ------------------------------------------------------------------
Combined Ratio                       100.67              99.56
- - ------------------------------------------------------------------


     The gross and net incurred losses as a result of the earthquake which struck the Los Angeles area of California in January, 1994 were approximately $150 million and $55 million, respectively. Although there were severe winter storms during the first quarter of 1994, AIG recognizes these as losses in the ordinary course of business, not as catastrophes. The gross and net catastrophe losses, recorded in the same period of 1993 approximated $55 million and $8 million, respectively.

     If the catastrophes were excluded from the losses incurred in each three month period, the pro forma statutory general insurance ratios would be as follows:


- - -----------------------------------------------------------------
                                      1994               1993
- - -----------------------------------------------------------------
Loss Ratio                            78.26              79.88
Expense Ratio                         20.17              19.33
- - -----------------------------------------------------------------
Combined Ratio                        98.43              99.21
- - -----------------------------------------------------------------

     The maintenance of the statutory combined ratio in both periods at a level approximating 100 is a result of AIG's emphasis on maintaining its underwriting discipline within the continued overall competitiveness of the domestic market environment as well as AIG's expense control.

     AIG's operations are negatively impacted under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company's future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits for the first quarter of 1994 and 1993 were insignificant. Also, AIG is required to participate in various involuntary pools (principally workers' compensation business) which provide insurance coverage for those not able to obtain such coverage in the voluntary markets. This participation is also recorded upon notification, as these amounts cannot reasonably be estimated.

     At March 31, 1994, general insurance reserves for losses and loss expenses (loss reserves) amounted to $30.46 billion, an increase of $414.1 million or
1.4 percent over the prior year end. General insurance net loss reserves represent the accumulation of estimates of ultimate losses, including provisions for losses incurred but not reported (IBNR), and loss expenses, reduced by reinsurance recoverable net of an allowance for unrecoverable reinsurance and very minor amounts of discounting related to certain workers' compensation claims. The net loss reserves increased $241.0 million or 1.4 percent to $17.80 billion. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at March 31, 1994. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on such future results of operations.

     AIG's reinsurance recoverable results from its reinsurance arrangements. These arrangements do not relieve AIG from its direct obligation to its insureds. Thus, a contingent liability of approximately $13 billion existed at March 31, 1994 with respect to general reinsurance reserves for loss and loss expenses ceded (reinsurance recoverable) to the extent that reinsurers are unable to meet their obligations assumed under the reinsurance agreements. However, AIG holds substantial collateral as security under related reinsurance agreements in the form of funds, securities and/or irrevocable letters of credit which can be drawn on for amounts that remain unpaid beyond specified time periods. Although a provision is recorded for estimated unrecoverable reinsurance, AIG has been largely successful in prior recovery efforts.

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

     AIG continues to receive indemnity claims asserting injuries from toxic waste, hazardous substances, asbestos and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (environmental claims). The vast majority of these environmental claims emanate from policies written in 1984 and prior years. Commencing in 1985, standard policies contained an absolute exclusion for pollution related damage. AIG has established a special environmental claims unit which investigates and adjusts all such claims.

     Estimation of environmental claims loss reserves is a difficult process. These environmental claims cannot be estimated by conventional reserving techniques as previously described. Quantitative techniques frequently have to be supplemented by subjective considerations including managerial judgment. Significant factors which affect the trends which influence the development of environmental claims are the inconsistent court resolutions, the broadening of the intent of the policies and scope of coverage and the increasing number of new claims. The case law that has emerged can be characterized as still being in its infancy and the likelihood of any firm direction in the near future is very small. Additionally, the exposure for cleanup costs of hazardous waste dump sites involves coverage issues such as allocation of responsibility among potential responsible parties and the government's refusal to release parties. The cleanup cost exposure may significantly change if the Congressional reauthorization of Superfund in 1994 is dramatically changed thereby reducing or increasing litigation and cleanup costs.

     In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. If the courts continue in the future to expand the intent of the policies and the scope of the coverage as they have in the past, additional liabilities would emerge for amounts in excess of the current reserves held. This emergence cannot now be reasonably estimated, but could have a material impact on AIG's future operating results and financial condition. The reserves carried for these claims as at March 31, 1994 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in those years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. (See the previous discussion on reinsurance collectibility herein.)

     The gross and net IBNR included in the reserve for loss and loss expenses at March 31, 1994 for environmental claims approximated $252 million and $90 million, respectively; for 1993, $230 million and $80 million, respectively. Most of the claims included in the following table relate to policies written in 1984 and prior years.

     A summary of reserve activity, including estimates for applicable IBNR, relating to environmental claims for the three months ended March 31, 1994 and 1993 was as follows:

 (in millions)
- - ----------------------------------------------------------------------------------------------------------------------------------
                                                                               1994                              1993
                                                                    --------------------------------------------------------------
                                                                      Gross             Net             Gross              Net
==================================================================================================================================
 Reserve for loss and loss
   expense at beginning of year                                      $1,478.5         $386.3           $1,222.1          $318.0

 Loss and loss expenses incurred                                         37.0           38.1              137.2            36.6

 Loss and loss expenses paid                                            (58.9)         (23.1)             (74.1)          (27.2)
- - ----------------------------------------------------------------------------------------------------------------------------------
 Reserve for loss and loss
   expenses at end of period                                         $1,456.6         $401.3           $1,285.2          $327.4
==================================================================================================================================


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

     General insurance net investment income in the first three months of 1994 was $354.1 million, an increase of 7.1 percent from the same period of 1993. The growth in net investment income was primarily attributable to new cash flow for investment. The new cash flow was generated from net general insurance operating cash flow and included the compounding of previously earned and reinvested net investment income.

     General insurance realized capital gains were $20.1 million in the first three months of 1994 and $24.7 million for the same period of 1993. These realized gains resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities, fixed maturities carried at market value and redemptions of fixed maturities.

     General insurance operating income in the first three months of 1994 was $369.6 million, a decrease of 1.8 percent when compared to $376.5 million in the same period of 1993. The 1994 operating results were significantly impacted by the aforementioned catastrophe. The contribution of general insurance operating income to income before income taxes and the cumulative effect of accounting changes was 54.5 percent in the first three months of 1994 compared to 58.8 percent in the same period of 1993. The decline in the contribution percentage was a result of the catastrophe loss and the relative growth in life operating income.

     A period to period comparison of operating income is significantly influenced by the catastrophe losses in any one period as well as the volatility from one period to the next in realized capital gains. Adjusting each year to exclude the effects of both catastrophe losses and realized capital gains, the operating income in 1994 would have increased 12.4 percent over 1993. The increase in the growth rate of 1994 over 1993 after the aforementioned adjustments was a result of the increased net investment income as previously discussed and improvement in underwriting results after the exclusion of the effects of the catastrophes.

Life Insurance Operations

     AIG's life insurance operations continued to show growth as a result of overseas operations, particularly in Asia. AIG's life premium income of $1.50 billion for the first three months of 1994 represented a 19.2 percent increase from the same period of the prior year. The foreign ordinary life products were the major contributor to premium growth. In 1994, foreign life operations produced 93.4 percent of the life premium income and 95.6 percent of the life insurance operating income as compared to 95.2 percent of life premium income and 94.4 percent of life insurance operating income for the same period of 1993.

     Traditional life insurance products such as whole life and endowment continue to be significant in the overseas companies, especially in Southeast Asia, while a mixture of traditional, accident and health and financial products are being sold in Japan.

     The risks associated with the traditional life and accident and health products are underwriting risk and investment risk. The risk associated with the financial and investment contract products is investment risk.

     Underwriting risk represents the exposure to loss resulting from the actual policy experience adversely emerging in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses. AIG's life companies limit their maximum underwriting exposure on traditional life insurance of a single life to approximately $1 million of coverage by using yearly renewable term reinsurance. The life insurance operations have not entered into assumption reinsurance transactions or surplus relief transactions during the recent three year period or in the first quarter of 1994.

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

     The asset-liability relationship is appropriately managed in AIG's foreign operations, even though certain territories lack qualified long-term investments or there are investment restrictions imposed by the local regulatory authorities. For example, in Japan and several Southeast Asia territories, the duration of the investments is often for a shorter period than the effective maturity of such policy liabilities. Therefore, there is a risk that the reinvestment of the proceeds at the maturity of the investments may be at a yield below that of the interest required for the accretion of the policy liabilities. In Japan, the average duration of the investment portfolio approximates 5 years, while the related policy liabilities are estimated to be 7 years. To maintain an adequate yield to match the interest required over the duration of the liabilities, constant management focus is required to reinvest the proceeds of the maturing securities without sacrificing investment quality. To the extent permitted under local regulation, AIG may invest in qualified longer-term securities outside Japan to achieve a closer matching in both duration and the required yield. AIG is able to manage any asset-liability duration difference through maintenance of sufficient global liquidity and to support any operational short-fall through its international financial network. Domestically, the asset-liability matching process is appropriately functioning as there are investments available to match the duration and the required yield.

     AIG uses asset-liability matching as a management tool to determine the composition of the invested assets and marketing strategies. As a part of these strategies, AIG may determine that it is economically advantageous to be temporarily in an unmatched position due to anticipated interest rate or other economic changes.

     Life insurance net investment income increased 16.8 percent to $408.0 million in the first three months of 1994 compared to $349.2 million in the same period of 1993. The growth in net investment income was primarily attributable to new cash flow for investment. The new cash flow was generated from net life insurance operating cash flow and included the compounding of previously earned and reinvested net investment income.

     Life insurance realized capital gains were $28.7 million and $13.1 million in the first three months of 1994 and 1993, respectively. These realized gains resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the redemption of fixed maturities and, to a lesser extent, from the disposition of equity securities.

     Life insurance operating income in the first three months of 1994 increased 25.7 percent to $223.1 million compared to $177.6 million in the same period of 1993. Excluding realized capital gains from life insurance operating income, the increase in 1994 over 1993 would be 18.2 percent. The contribution of life insurance operating income to income before income taxes and the cumulative effect of accounting changes amounted to 32.9 percent in 1994 compared to 27.7 percent in 1993. The increase in the contribution percentage was a result of both the growth in life premium income and net investment income as well as higher realized capital gains.

Agency and Service Fee Operations

Agency and service fee operating income in the first three months of 1994 decreased 2.7 percent to $15.6 million compared to $16.0 million in the same period of 1993. Although the growth in risk management services continues, revenues from AIG's aviation insurance management operations has declined slightly. Agency and service fee operating income contributed 2.3 percent to AIG's income before income taxes and the cumulative effect of accounting changes in 1994 compared to 2.5 percent in 1993.

Financial Services Operations

Financial services operating income amounted to $97.1 million in the first three months of 1994, an increase of 12.7 percent. This compared to $86.2 million in the same period of 1993. The financial services operating income in 1994 increased over that of 1993 primarily as a result of an increase in the operating income of International Lease Finance Corporation (ILFC). Both AIG Trading Group Inc. and its subsidiaries (AIGTG) and AIG Financial Products Corp. and its subsidiaries (AIGFP) experienced declines in their respective operating income. The commodities markets in which AIGTG operates were extremely turbulent during the first quarter of 1994. The general cautiousness of AIGTG's customers with respect to these markets reduced AIGTG's trading volume relative to prior quarters. AIGFP's operations are transaction oriented and non-cyclical. In the first three months of 1994, AIGFP closed fewer transactions when compared to the same period in 1993. As a transaction oriented, non-cyclical operation, current and past performance do not provide a trend for future performance.

     Through AIGFP and AIGTG, AIG participates in the derivatives market, which has expanded significantly during the past several years. Derivative products typically take the form of futures, forward, swap and option contracts and derive their values from underlying interest rate, foreign exchange, equity, or commodity instruments. End users find derivatives to be a cost effective approach to managing market risks associated with traditional on-balance sheet financial instruments. As a dealer of derivative contracts, AIG typically acts as a counterparty to end users or other dealers. Consequently, AIG may build up substantial positions in derivatives which are managed by taking offsetting positions in other derivatives, commodities or financial instruments. AIG's counterparties include financial services companies, governmental units, banks and industrial companies. In considering AIG's derivative activities, it is also important to note that all significant derivative activities are conducted through AIGFP and AIGTG and that AIG's other units, including its insurance subsidiaries, are not significant end users of derivative products.

     The notional amounts used to express the extent of AIG's involvement in derivatives transactions do not represent a quantification of the market or credit risks of the positions and are not recorded on the balance sheet.
Dealer or principal related derivatives are carried at their estimated fair values. Substantially all of AIG's derivative positions at March 31,1994 were dealer or principal related and thus accounted for in that manner. The notional amounts represent the amounts used to calculate contractual cash flows to be exchanged and are generally not actually paid or received, except for certain contracts such as currency swaps and foreign exchange forwards. Furthermore, other factors such as offsetting transactions, master netting agreements and collateral must all be thoroughly considered in any measurement of risk.

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

     AIGFP conducts, primarily as principal, an interest rate, currency, equity and commodity derivative products business and also enters into long dated forward foreign exchange, option, synthetic security, liquidity facility and investment contract transactions.

     AIGFP generally manages its exposures by taking offsetting positions, including swaps, options, bonds, forwards or futures contracts. AIGFP manages its credit risk by internally evaluating the creditworthiness of counterparties and consulting with widely accepted credit rating services. In addition, AIGFP enters into master netting agreements, which incorporate the right of set-off to provide for the net settlement of covered contracts with the same counterparty, in the event of default or other cancellation of the agreement. Also, AIGFP requires collateral on certain transactions based on the creditworthiness of the counterparty.

     AIGFP monitors and controls its risk exposure on a daily basis through financial, credit and legal reporting systems and, accordingly, has in place effective procedures for evaluating and limiting the credit and market risks to which it is subject. Management is not aware of any potential counterparty defaults as of March 31, 1994.

     Revenues generated by AIGFP during 1994 were primarily comprised of interest rate swaps activity, which represented over 50 percent of total AIGFP revenues.

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

     Revenues generated by AIGTG for 1994 were primarily comprised of foreign exchange activities, which represented over 60 percent of total AIGTG revenues.

     ILFC primarily engages in the acquisition of new and used commercial jet aircraft and the leasing and sale of such aircraft to airlines around the world. In addition, ILFC is engaged in the remarketing of commercial jets for airlines and financial institutions. ILFC is exposed to loss through non-performance of aircraft lessees and through owning and committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At March 31, 1994, only 4 of 250 aircraft owned were not leased. Currently, 79.4 percent of the fleet is leased to foreign carriers.

     See also the discussion under "Capital Resources" and "Liquidity" herein.

     Financial services operating income represented 14.3 percent of AIG's income before income taxes and the cumulative effect of accounting changes in 1994. This compares to 13.5 percent in 1993.

Other Operations

In the first three months of 1994, AIG's equity in income of minority-owned insurance operations was $7.3 million compared to $8.9 million in the same period of 1993. The decline results from the impact of the previously mentioned catastrophe losses. The equity interest in insurance companies represented 1.1 percent of income before income taxes and the cumulative effect of accounting changes in 1994, compared to 1.4 percent in 1993.

     Other realized capital losses amounted to $10.2 million and $3.2 million in 1994 and 1993, respectively.

     Other income (deductions)-net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially-owned companies, minority interest in certain consolidated companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In the first three months of 1994, net deductions amounted to $24.0 million. In the same period of 1993, net deductions amounted to $21.6 million.

     Income before income taxes and the cumulative effect of accounting changes amounted to $678.4 million in the first three months of 1994 and $640.3 million in the same period of 1993.

     In the first three months of 1994, AIG recorded a provision for income taxes of $172.8 million compared to the provision of $165.0 million in the same period of 1993. These provisions represent effective tax rates of 25.5 percent and 25.8 percent in the respective periods. Income before the cumulative effect of accounting changes amounted to $505.6 million in the first three months of 1994 and $475.2 million in the same period of 1993. The increase in net income resulted from those factors described above.

     At January 1, 1993, AIG's equity in income of minority-owned insurance operations was positively impacted by the cumulative effect of accounting changes on such operations from the adoption of Statement of Accounting Standards No. 109 "Accounting for Income Taxes" which was partially offset by the adoption of Statement of Financial Accounting Standards No. 106 "Employer's Accounting for Postretirement Benefits Other than Pension Plans". AIG's equity in the cumulative effect of such accounting changes was a net benefit of $20.7 million.

     Net income amounted to $505.6 million in the first three months of 1994 and $495.9 million in the same period of 1993. The increase in net income in 1994 over that of 1993 resulted from those factors described above.

Capital Resources

At March 31, 1994, AIG had total capital funds of $15.54 billion and total borrowings of $15.56 billion.

     Total borrowings at March 31, 1994 and December 31, 1993 were as follows:

  (in thousands)
- - -------------------------------------------------------------------------------------------------------------
                                                               March 31,                         December 31,
                                                                    1994                                 1993
=============================================================================================================
 Borrowings under Obligations of
    Guaranteed Investment Agreements
    AIGFP                                                    $ 6,021,300                          $ 6,735,600
- - -------------------------------------------------------------------------------------------------------------
 Commercial Paper:
   AIG Funding, Inc.                                             824,700                              891,700
   ILFC*                                                       1,621,000                            1,442,400
   AICCO                                                         666,100                              638,200
   AIGFP                                                          40,600                              176,600
- - -------------------------------------------------------------------------------------------------------------
   Total                                                       3,152,400                            3,148,900
- - -------------------------------------------------------------------------------------------------------------
 Medium Term Notes:
   ILFC*                                                       1,740,200                            1,753,700
   AIG                                                           285,000                              295,000
- - -------------------------------------------------------------------------------------------------------------
   Total                                                       2,025,200                            2,048,700
- - -------------------------------------------------------------------------------------------------------------
 Notes and Bonds Payable:
   ILFC*                                                       3,000,000                            2,550,000
   AIGFP                                                         754,200                              521,400
   AIG: Lire bonds                                               159,100                              159,100
        Zero coupon notes                                         60,700                               59,100
- - -------------------------------------------------------------------------------------------------------------
   Total                                                       3,974,000                            3,289,600
- - -------------------------------------------------------------------------------------------------------------
 Loans and Mortgages Payable                                     384,900                              466,300
 ($153,800 and $196,900 were not
 guaranteed by AIG in 1994 and 1993.)
- - -------------------------------------------------------------------------------------------------------------
 Total Borrowings                                             15,557,800                           15,689,100
- - -------------------------------------------------------------------------------------------------------------
 Borrowings not guaranteed by AIG                              6,515,000                            5,943,000
 Matched GIA borrowings                                        6,021,300                            6,735,600
- - -------------------------------------------------------------------------------------------------------------
                                                              12,536,300                           12,678,600
- - -------------------------------------------------------------------------------------------------------------
 Remaining borrowings of AIG                                 $ 3,021,500                          $ 3,010,500
=============================================================================================================

* AIG does not guarantee or support these borrowings.

     Guaranteed investments agreements (GIAs) serve as the source of proceeds for AIGFP's investments in a diversified portfolio of securities. (See also the discussions under "Operational Review" and "Liquidity" herein.)

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

     ILFC primarily uses the proceeds of its borrowings to acquire new and used commercial jet aircraft to lease and/or remarket to airlines around the world. During 1994, ILFC increased the aggregate principal amount outstanding of its medium term and term notes to $4.74 billion at March 31, 1994, a net increase of $436.5 million. At March 31, 1994, ILFC had $350 million in aggregate principal amount of debt securities registered for issuance from time to time. (See also the discussions under "Operational Review" and "Liquidity" herein.)

     During 1994, AIG did not issue any new medium term notes. During 1994, $10.0 million of previously issued notes matured. At March 31, 1994, AIG had $247.0 million in aggregate principal amount of debt securities registered for issuance from time to time.

     AIG's capital funds have increased $312.8 million in the first three months of 1994. Unrealized appreciation of investments, net of taxes, decreased $116.4 million, primarily resulting from the bond market trends worldwide and domestic equity markets. Unrealized appreciation of investments, net of taxes, is now subject to increased volatility resulting from the changes in the market value of bonds available for sale. The cumulative translation adjustment loss, net of taxes, decreased $20.6 million as a result of the general weakness of the U.S. dollar. Retained earnings increased $473.9 million, resulting from net income less dividends.

      Commencing in the first quarter of 1994, AIG repurchased shares of its common stock in the open market. Through March 31, 1994, AIG had repurchased 822,500 common shares costing $68.5 million. Through the end of April 1994, the common shares purchased year to date were 1.21 million costing $100.7 million.

     Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At March 31, 1994 there were no significant statutory or regulatory issues which would impair AIG's financial condition or results of operations. (See also the discussion under "Liquidity" herein.)

Liquidity

At March 31, 1994, AIG's consolidated invested assets included approximately $5.06 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first three months of 1994 amounted to approximately $2.59 billion.

     Management believes that AIG's liquid assets, its net cash provided by operations, and access to the capital markets will enable it to meet any foreseeable cash requirements.

     AIG's liquidity is primarily derived from the operating cash flows of its general and life insurance operations.

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance pretax operating cash flow is derived from two sources, underwriting operations and investment operations.
In the aggregate, AIG's insurance operations generated approximately $2.0 billion in pretax operating cash flow during the first three months of 1994. The underwriting cash flow approximated $1.1 billion in the first three months of 1994. Underwriting cash flow represents periodic premium collections, including policyholders' contracts deposits, as well as paid loss recoveries less reinsurance premiums, losses, benefits, and acquisition and operating expenses paid. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance operations generated approximately $860 million in investment income cash flow during this period of 1994. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains.

     The combined insurance pretax cash flow coupled with the cash and short-term investments of $4.57 billion provided the insurance operations with a significant amount of liquidity. This liquidity is available to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy and collateral and guaranteed loans. With this liquidity coupled with proceeds of approximately $3.2 billion from the maturities, sales and redemptions of fixed income securities and from the sales of marketable equity securities, AIG purchased approximately $4.3 billion of fixed income securities and marketable equity securities. Additionally, over $840 million were disbursed for mortgage loans on real estate, policy and collateral loans. Over $700 million of this was for new policy loans issued as a result of domestic life insurance operations associated with corporate owned life insurance.

     The following table is a summary of AIG's invested assets, including investment income due and accrued and real estate, at March 31, 1994 and December 31, 1993:

  (dollars in thousands)
- - -------------------------------------------------------------------------------------------------------------
                                                    March 31, 1994                     December 31, 1993
                                              Invested           Percent          Invested            Percent
                                                Assets          of Total            Assets           of Total
=============================================================================================================
 General insurance                         $ 22,594,400           29.6%        $ 22,573,800            33.2%

 Life insurance                              23,612,600           31.0           22,037,300            32.4

 Financial services                          29,606,300           38.8           22,957,300            33.7

 Other                                          422,700            0.6              464,100             0.7
- - -------------------------------------------------------------------------------------------------------------
 Total                                     $ 76,236,000          100.0%        $ 68,032,500           100.0%
=============================================================================================================

     The following tables are summaries of the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at March 31, 1994 and December 31, 1993:

  (dollars in thousands)
- - ---------------------------------------------------------------------------------------------------------------------
                                                                                      Percent    Percent Distribution
 March 31, 1994                              General           Life         Total     of Total    Domestic    Foreign
=====================================================================================================================
 Bonds:

   Taxable                               $ 4,223,400    $13,626,100   $17,849,500        38.6%      37.6%      62.4%

   Tax-exempt                             12,548,000            ---    12,548,000        27.2      100.0         --

 Short-term investments,
 including time deposits, and cash         1,534,000      3,032,700     4,566,700         9.9       19.2       80.8

 Common stocks                             2,787,600      1,817,500     4,605,100        10.0       30.1       69.9

 Mortgage loans on real
 estate, policy and collateral
 loans                                        41,500      3,417,300     3,458,800         7.5       40.6       59.4

 Real estate                                 331,700        592,700       924,400         2.0       20.0       80.0

 Investment income due and
 accrued                                     404,100        343,100       747,200         1.6       53.8       46.2

 Other invested assets                       724,100        783,200     1,507,300         3.2       48.5       51.5
- - ---------------------------------------------------------------------------------------------------------------------
 Total                                   $22,594,400    $23,612,600   $46,207,000       100.0%      52.5%      47.5%
=====================================================================================================================

  (dollars in thousands)
- - ---------------------------------------------------------------------------------------------------------------------------
                                                                                   Percent             Percent Distribution
 December 31, 1993                       General           Life          Total     of Total            Domestic     Foreign
===========================================================================================================================
 Bonds:
   Taxable                           $ 4,234,800    $13,387,800    $17,622,600        39.5%               38.4%       61.6%
   Tax-exempt                         12,346,700            ---     12,346,700        27.7               100.0          --
 Short-term investments, including
   time deposits, and cash             1,820,500      2,878,600      4,699,100        10.6                23.1        76.9
 Common stocks                         2,761,800      1,527,200      4,289,000         9.6                36.1        63.9
 Mortgage loans on real estate,
   policy and collateral loans            96,300      2,678,200      2,774,500         6.2                24.6        75.4
 Real estate                             284,300        572,000        856,300         1.9                16.2        83.8
 Investment income due and accrued       429,700        363,900        793,600         1.8                54.0        46.0
 Other invested assets                   599,700        629,600      1,229,300         2.7                53.2        46.8
- - ---------------------------------------------------------------------------------------------------------------------------
 Total                               $22,573,800    $22,037,300    $44,611,100       100.0%               53.0%       47.0%
===========================================================================================================================



     With respect to bonds, AIG's strategy is to invest in high quality securities while maintaining diversification to avoid significant exposure to issuer, industry and/or country concentrations.

     Approximately two-thirds of the fixed maturity investments are domestic securities. Approximately 43 percent of such domestic securities were rated AAA and approximately two percent were below investment grade.

     A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services.
However, credit quality rating services similar to the aforementioned rating agencies are not available in all overseas locations. Thus, AIG annually reviews the credit quality of the nonrated fixed income investment, including mortgages, in its foreign portfolio. AIG applies a scale similar to that of Moody's and S&P to the rating of these securities. Coupling the ratings of this internal review with those of the independent agencies indicates that approximately 49 percent of the foreign fixed income investments were rated AAA and approximately one percent were deemed below investment grade at December 31, 1993. AIG believes that there has been no significant change in these ratings through March 31, 1994.

     Although AIG's fixed income insurance portfolios contain minor amounts of securities below investment grade, potentially any fixed income security is subject to downgrade for a variety of reasons subsequent to any balance sheet date.

     Approximately 6 percent of the fixed maturities portfolio are Collateralized Mortgage Obligations (CMOs). All the CMOs are investment grade and approximately 95 percent of the CMOs are backed by various U.S. government agencies. Thus, credit risk is minimal.

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

     Mortgage loans on real estate, policy, collateral and guaranteed loans comprise 7.5 percent of AIG's insurance invested assets at March 31, 1994. AIG's insurance holdings of real estate mortgages amounted to $1.36 billion of which 35.6 percent was domestic. At March 31, 1994, no domestic mortgages and only a nominal amount of foreign mortgages were in default. At March 31, 1994, AIG's insurance holdings of collateral loans amounted to $451.2 million, all of which were foreign. It is AIG's practice to maintain a maximum loan to value ratio of 75 percent.

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

     The following table is a summary of the composition of AIG's financial services invested assets, including real estate, at March 31, 1994 and December 31, 1993:

 (dollars in thousands)
- - ----------------------------------------------------------------------------------------------------------------
                                                           March 31, 1994                December 31, 1993
                                                           --------------                -----------------
                                                          Invested        Percent        Invested        Percent
                                                            Assets       of Total          Assets       of Total
================================================================================================================
 Flight equipment primarily under operating
   leases, net of accumulated depreciation             $ 9,188,400          31.0%     $ 8,555,400          37.3%
 Securities available for sale, at market value          5,669,500          19.1        4,991,100          21.7
 Trading securities, at market value                     2,016,500           6.8        2,516,200          11.0
 Securities purchased under agreements
   to resell, at contract value                          2,771,300           9.4        2,737,500          11.9
 Receivables from securities brokers
   and dealers                                           1,920,600           6.5        1,328,400           5.8
 Spot commodities, at market value                         908,400           3.1          764,200           3.3
 Unrealized gain on interest rate and
  currency swaps, options and forward transactions*      5,670,500          19.2               --            --
 Net unrealized gain on interest rate and currency
  swaps, options and forward transactions                       --            --          640,100           2.8
 Other, including short-term investments                 1,461,100           4.9        1,424,400           6.2
- - ----------------------------------------------------------------------------------------------------------------
 Total                                                 $29,606,300         100.0%     $22,957,300         100.0%
================================================================================================================

 * See also the discussion under "Accounting Standards: Standards Adopted in 1994" herein.

     As previously discussed, the cash for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financing. The primary sources for the repayment of this debt and the interest expense thereon are the lease receipts received and proceeds from the sale of flight equipment. During 1994, ILFC obtained net financing of $595.5 million for the acquisition of flight equipment costing $789.8 million.

     Securities available for sale, and securities purchased under agreements to resell are primarily purchased with the proceeds of AIGFP's GIA financing. The securities purchased involve varying degrees of credit risk. The average credit rating of AIGFP's securities available for sale at March 31, 1994 was AA. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP generally takes possession of securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring customer credit exposure and requiring additional collateral to be deposited when deemed necessary.

     AIGFP for its own account enters into interest rate, currency, equity and commodity swaps and forward commitments. AIGFP evaluates the creditworthiness of its counterparties by internal credit evaluation and consultation with widely accepted credit-rating services. The average credit rating of AIGFP's counterparties as a whole, as measured by AIGFP, was AA- at March 31, 1994. Swaps, options and forward transactions are carried at estimated fair value based on the use of valuation models that utilize criteria such as current interest, foreign exchange and volatility rates, as applicable, with the resulting unrealized gains or losses reflected in the current period's income. These values are also reviewed by reference to the market levels at which AIGFP hedges its transactions, and are adjusted as deemed appropriate by management. The recorded values may be different than the values that might be realized if AIGFP were to sell or close out the transactions because of limited liquidity for these instruments. (See also the discussion under "Accounting Standards:
Standards Adopted in 1994" herein.)

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

     Standards for the life RBC formula and a model act have been approved by regulators and were effective with the 1993 statutory financial statements. At December 31, 1993 and March 31, 1994, the adjusted capital of each of AIG's four domestic life companies exceeded each of their RBC standards by multiples approximating from two to more than four.

     RBC standards for property and casualty insurers have been finalized and are effective with the 1994 statutory financial statements to be filed in 1995. Applying these RBC standards to AIG's domestic general operations at December 31, 1993 and March 31, 1994 reveals that the capital of each of the domestic general insurance companies exceeded the RBC requirements. Additionally, no AIG company is on any regulatory or similar "watch list".

     In 1992, domestic life insurance companies were required for regulatory purposes to adopt two investment reserves, the Asset Valuation Reserve (AVR) and the Interest Maintenance Reserve (IMR). The AVR is formula based and applies to all invested assets which are subject to either credit or market risk. The IMR defers realized capital gains and losses on the sale of fixed maturities and mortgage loans. The realized gains and losses are subsequently amortized into investment income over the original term of the disposed assets. The impact of these reserves on the separately reported statutory income of certain domestic life companies may be significant in 1994. However, there was no impact on AIG's GAAP consolidated life insurance operating income presented herein.

Accounting Standards

Standards adopted in 1994:

     In March 1992, the Financial Accounting Standards Board (FASB) issued Interpretation No. 39 "Offsetting of Amounts Related to Certain Contracts" (Interpretation), which is effective for fiscal years beginning after December 15, 1993. The Interpretation requires that unrealized gains and losses on swaps, forwards, options and similar contracts be recognized as assets and liabilities. Previously, AIG's policy was to record such unrealized gains and losses on a net basis in the consolidated balance sheet. The Interpretation allows the netting of such unrealized gains and losses with the same counterparty when they are included under a master netting arrangement with the counterparty and the contracts are reported at market value.

     Although there was no effect on AIG's operating income upon the adoption of the Interpretation, AIG adopted this interpretation effective January 1,1994 and now presents certain of its financial services assets and liabilities, primarily unrealized gain (loss) on interest rate and currency swaps, options and forward transactions, on a gross basis. Thus, both consolidated assets and liabilities have increased. The effect of presenting these assets and liabilities on a gross basis on AIG's consolidated balance sheet was not significant. Prior years' balance sheets are not required to be restated.

     In November of 1992, FASB issued Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Post-employment Benefits" (FASB
112). FASB 112 established accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. FASB 112 was effective January 1, 1994 and had no significant effect on AIG's results of operations or financial condition.

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

                          PART II - OTHER INFORMATION




ITEM #6 - EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits
            See accompanying Exhibit Index.

       (b) There were no reports on Form 8-K filed for the three months ended March 31, 1994.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          AMERICAN INTERNATIONAL GROUP, INC.
                                         ------------------------------------
                                                     (Registrant)




                                                 s/s Howard I. Smith
                                         ------------------------------------
                                                     Howard I. Smith
                                         Senior Vice President - Comptroller
                                              (Chief Accounting Officer)




Dated:  May 12, 1994

                                 EXHIBIT INDEX



Exhibit
Number                   Description                             Location
- - -------                  -----------                             --------
   2      Plan of acquisition, reorganization, arrangement,
            liquidation or succession........................    None

   4      Instruments defining the rights of security            Not required
            holders, including indentures....................      to be filed.

  10      Material contracts................................     None

  11      Statement re computation of per share earnings....     Filed herewith.

  12      Statement re computation of ratios................     Filed herewith.

  15      Letter re unaudited interim financial information..    None

  18      Letter re change in accounting principles..........    None

  19      Report furnished to security holders...............    None

  22      Published report regarding matters submitted to
            vote of security holders.........................    None

  23      Consents of experts and counsel....................    None

  24      Power of attorney..................................    None

  27      Financial Data Schedule............................    Not required
                                                                   to be filed.

  99      Additional exhibits................................    None