Form 10-Q
period 1994-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 1994-08-12
CIK 5272

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ------ to ------


For Quarter Ended     June 30, 1994     Commission File Number      0-4652
                  -------------------                             ---------

                      AMERICAN INTERNATIONAL GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                         13-2592361
- - ---------------------------------------            -------------------------------
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification Number)


  70 Pine Street, New York, New York                          10270
- - ----------------------------------------           -------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code        (212) 770-7000
                                                        ---------------------

                                      NONE
- - ------------------------------------------------------------------------------
                Former name, former address and former fiscal year,
                           if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES    X                          NO
                      -------                           -------
Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of June 30, 1994    316,457,748.
                                   -----------------

                       AMERICAN INTERNATIONAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                             (dollars in thousands)
                                  (unaudited)



                                                                                             JUNE 30, 1994    DECEMBER 31, 1993
                                                                                             -------------    -----------------
ASSETS:
  Investments and cash:
    Fixed maturities:
      Bonds held to maturity, at amortized cost (market value: 1994-$12,932,300;
        1993-$13,278,300)                                                                  $  12,516,889    $     12,193,701
      Bonds available for sale, at market value (cost: 1994-$19,894,000;
        1993-$16,599,600)                                                                     20,027,727          17,562,411
      Bonds trading securities, at market value (cost: 1994-$302,800; 1993-$307,900)             291,237             310,834
      Preferred stocks, at amortized cost (market value: 1994-$4,400; 1993-$18,000)                4,237              17,428
    Equity securities:
      Common stocks (cost: 1994-$4,273,200; 1993-$3,720,000)                                   4,770,994           4,364,410
      Non-redeemable preferred stocks (cost: 1994-$91,400; 1993-$108,200)                        109,776             123,837
    Mortgage loans on real estate, policy and collateral loans                                 4,618,727           3,576,516
    Financial services assets:
      Flight equipment primarily under operating leases, net of accumulated
         depreciation (1994-$787,000; 1993-$599,800)                                           9,952,158           8,555,356
      Securities available for sale, at market value (cost: 1994-$4,042,200;
        1993-$4,971,800)                                                                       4,049,610           4,991,105
      Trading securities, at market value                                                      2,008,048           2,516,166
      Spot commodities, at market value                                                        1,184,759             764,215
      Net unrealized gain on interest rate and currency swaps, options and forward
         transactions                                                                                  -             640,120
      Unrealized gain on interest rate and currency swaps, options and forward
         transactions                                                                          4,929,074                   -
      Trade receivables                                                                        3,120,521           1,328,391
      Securities purchased under agreements to resell, at contract value                       2,751,905           2,737,507
    Other invested assets                                                                      1,605,421           1,265,056
    Short-term investments, at cost which approximates market value                            3,436,232           5,072,893
    Cash                                                                                          98,531             157,481
                                                                                            ------------        ------------
              Total investments and cash                                                      75,475,846          66,177,427

  Investment income due and accrued                                                              868,465             808,268
  Premiums and insurance balances receivable - net                                             9,107,456           8,364,096
  Reinsurance assets                                                                          16,220,686          15,883,788
  Deferred policy acquisition costs                                                            4,728,018           4,249,409
  Investments in partially-owned companies                                                       586,737             571,680
  Real estate and other fixed assets, net of accumulated depreciation
        (1994-$1,023,100; 1993-$950,000)                                                       1,698,377           1,615,742
  Separate and variable accounts                                                               2,488,612           1,914,815
  Other assets                                                                                 1,572,263           1,429,623
                                                                                            ------------        ------------
              Total assets                                                                 $ 112,746,460    $    101,014,848
                                                                                            ============        ============



See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                             (dollars in thousands)
                                  (unaudited)

                                                                                             JUNE 30, 1994    DECEMBER 31, 1993
                                                                                             -------------    -----------------
LIABILITIES:
  Reserve for losses and loss expenses                                                     $  30,716,645    $     30,046,172
  Reserve for unearned premiums                                                                6,171,324           5,515,670
  Future policy benefits for life and accident
    and health insurance contracts                                                            16,022,508          14,638,382
  Policyholders' contract deposits                                                             5,703,517           4,439,839
  Other policyholders' funds                                                                   1,843,257           1,739,290
  Reserve for commissions, expenses and taxes                                                  1,333,655           1,113,397
  Insurance balances payable                                                                   1,635,696           1,458,383
  Funds held by companies under reinsurance treaties                                             370,428             406,902
  Income taxes payable:
     Current                                                                                     335,862             358,219
     Deferred                                                                                    244,607             447,790
  Financial services liabilities:
    Borrowings under obligations of guaranteed investment agreements                           5,413,560           6,735,579
    Securities sold under agreements to repurchase, at contract value                          1,704,260           2,299,563
    Trade payables                                                                             3,888,888           1,688,147
    Securities sold but not yet purchased, principally obligations of the
      U.S. Government and Government agencies, at market value                                   846,964             696,454
    Spot commodities sold but not yet purchased, at market value                                 422,387             285,757
    Unrealized loss on interest rate and currency swaps, options and forward
       transactions                                                                            3,998,909                   -
    Deposits due to banks and other depositors                                                   688,324             557,372
    Commercial paper                                                                           1,953,248           1,618,979
    Notes, bonds and loans payable                                                             6,191,568           5,021,941
  Commercial paper                                                                             1,794,585           1,529,906
  Notes, bonds, loans and mortgages payable                                                      604,615             782,660
  Separate and variable accounts                                                               2,488,612           1,914,815
  Other liabilities                                                                            2,427,693           2,295,436
                                                                                           -------------       -------------

              Total liabilities                                                               96,801,112          85,590,653
                                                                                           -------------       -------------

  Preferred shareholders' equity in subsidiary company                                           200,000             200,000

CAPITAL FUNDS:
  Common stock, $2.50 par value; 500,000,000 shares
    authorized; shares issued 1994 - 337,390,984;
    1993 - 337,390,986                                                                           843,477             843,477
  Additional paid-in capital                                                                     569,914             572,142
  Unrealized appreciation of investments, net of taxes                                           518,319             922,646
  Cumulative translation adjustments, net of taxes                                              (312,249)           (348,186)
  Retained earnings                                                                           14,293,434          13,301,529
  Treasury stock, at cost; 1994 - 20,933,236;
    1993 - 19,762,919 shares of common stock                                                    (167,547)            (67,413)
                                                                                           -------------     ---------------
              Total capital funds                                                             15,745,348          15,224,195
                                                                                           -------------     ---------------
              Total liabilities and capital funds                                          $ 112,746,460    $    101,014,848
                                                                                           =============     ===============


See Accompanying Notes to Financial Statements.

                      AMERICAN INTERNATIONAL GROUP,  INC.
                        CONSOLIDATED STATEMENT OF INCOME
                    (in thousands, except per share amounts)
                                  (unaudited)




                                                              SIX MONTHS ENDED JUNE 30,        THREE MONTHS ENDED JUNE 30,
                                                              -------------------------        ---------------------------
                                                                  1994          1993             1994             1993
                                                                  ----          ----             ----             ----
  General insurance operations:

  Net premiums written                                     $ 5,500,895     $ 5,079,050     $  2,879,590      $  2,635,240
  Change in unearned premium reserve                          (467,491)       (475,014)        (302,539)         (268,792)
                                                           -----------     -----------     ------------      ------------
  Net premiums earned                                        5,033,404       4,604,036        2,577,051         2,366,448
  Net investment income                                        705,894         659,023          351,765           328,367
  Realized capital gains                                        48,488          40,836           28,394            16,135
                                                           -----------     -----------     ------------      ------------
                                                             5,787,786       5,303,895        2,957,210         2,710,950
                                                           -----------     -----------     ------------      ------------
  Losses and loss expenses incurred                          4,000,258       3,674,519        2,022,791         1,879,196
  Underwriting expenses                                      1,010,420         904,328          526,866           483,197
                                                           -----------     -----------     ------------      ------------
                                                             5,010,678       4,578,847        2,549,657         2,362,393
                                                           -----------     -----------     ------------      ------------
  Operating income                                             777,108         725,048          407,553           348,557
                                                           -----------     -----------     ------------      ------------

  Life insurance operations:

  Premium income                                             3,171,655       2,696,221        1,676,556         1,441,912
  Net investment income                                        835,255         716,863          427,259           367,641
  Realized capital gains                                        32,719          27,601            3,979            14,511
                                                           -----------     -----------     ------------      ------------
                                                             4,039,629       3,440,685        2,107,794         1,824,064
                                                           -----------     -----------     ------------      ------------

  Death and other benefits                                   1,243,068       1,075,661          666,267           573,993
  Increase in future policy benefits                         1,478,014       1,259,043          765,561           665,832
  Acquisition and insurance expenses                           878,162         734,199          458,702           390,021
                                                           -----------     -----------     ------------      ------------
                                                             3,599,244       3,068,903        1,890,530         1,629,846
                                                           -----------     -----------     ------------      ------------
  Operating income                                             440,385         371,782          217,264           194,218
                                                           -----------     -----------     ------------      ------------

  Agency and service fee operating income                       29,170          32,273           13,595            16,258

  Financial services operating income                          214,143         185,805          117,045            99,614

  Equity in income of minority-owned insurance
    operations                                                  22,021          18,086           14,749             9,199

  Other realized capital gains (losses)                        (19,687)         (6,076)          (9,482)           (2,844)

  Other income (deductions) - net                              (44,037)        (36,408)         (20,031)          (14,763)
                                                           -----------     -----------     ------------      ------------

  Income before income taxes and cumulative effect of
    accounting changes                                       1,419,103       1,290,510          740,693           650,239
                                                           -----------     -----------     ------------      ------------

  Income taxes (benefits) - Current                            426,362         542,382          207,393           318,501
                          - Deferred                           (62,571)       (208,732)         (16,394)         (149,896)
                                                           -----------     -----------     ------------      ------------
                                                               363,791         333,650          190,999           168,605
                                                           -----------     -----------     ------------      ------------

  Income before cumulative effect of accounting changes      1,055,312         956,860          549,694           481,634
  Cumulative effect of accounting changes, net of tax
    Minority-owned insurance operations                              -          20,695                -                 -
                                                           -----------     -----------     ------------      ------------
  Net income                                               $ 1,055,312     $   977,555     $    549,694      $    481,634
                                                           ===========     ===========     ============      ============

  Earnings per common share (a):

  Income before cumulative effect of accounting changes    $      3.33     $      3.01     $       1.74      $       1.52
  Cumulative effect of accounting changes, net of tax
    Minority-owned insurance operations                              -            0.07                -                 -
                                                           -----------     -----------     ------------      ------------
  Net income                                               $      3.33     $      3.08     $       1.74      $       1.52
                                                           ===========     ===========     ============      ============
  Cash dividends per common share                          $      0.20     $      0.19     $       0.10      $      0.093
                                                           ===========     ===========     ============      ============
  Average shares outstanding (a)                               317,029         317,406          316,564           317,360
                                                           -----------     -----------     ------------      ------------


(a) 1993 adjusted for a 50 percent common stock split in the form of a common stock dividend paid July 30, 1993.





See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                                  -------------------------
                                                                                                 1994                  1993

Cash Flows From Operating Activities:

  Net Income                                                                               $    1,055,312        $      977,555
                                                                                             ------------          ------------
  Adjustments to reconcile net income to net cash provided by operation activities:
      Non-cash revenues, expenses, gains and losses included in income:
      Change in:
       General and life insurance reserves                                                      2,710,253             2,963,669
       Premiums and insurance balances receivable and payable-net                                (566,047)             (701,311)
       Reinsurance assets                                                                        (336,898)             (475,634)
       Deferred policy acquisition costs                                                         (478,609)             (452,317)
       Investment income due and accrued                                                          (60,197)              (40,100)
       Funds held under reinsurance treaties                                                      (36,474)               64,640
       Other policyholders' funds                                                                 103,967               166,326
       Current and deferred income taxes - net                                                    (84,929)               87,099
       Reserve for commissions, expenses and taxes                                                220,258               164,043
       Other assets and liabilities - net                                                         (10,383)              346,704
       Trade receivables and payables - net                                                       408,611             1,691,842
       Trading securities, at market value                                                        508,118               319,339
       Spot commodities, at market value                                                         (420,544)             (184,103)
       Net unrealized gain on interest rate
        and currency swaps, options, and forward transactions                                    (290,045)              202,609
       Securities purchased under agreements to resell                                            (14,398)            2,061,726
       Securities sold under agreements to repurchase                                            (595,303)           (2,053,100)
       Securities sold but not yet purchased                                                      150,510               199,876
       Spot commodities sold but not yet purchased, at market value                               136,630            (1,294,913)
     Realized capital gains                                                                       (61,520)              (62,361)
     Equity in income of partially-owned companies
      and other invested assets                                                                   (31,350)              (28,641)
     Depreciation expenses, principally flight equipment                                          263,063               226,148
     Cumulative effect of accounting changes                                                        -                   (20,695)
     Change in cumulative translation adjustments                                                  52,625                85,202
     Other - net                                                                                  381,076               (67,216)
                                                                                             ------------          ------------
     Total Adjustments                                                                          1,948,414             3,198,832
                                                                                             ------------          ------------
Net cash provided by operating activities                                                       3,003,726             4,176,387
                                                                                             ------------          ------------

Cash Flows From Investing Activities:

     Cost of fixed maturities, at amortized cost, sold                                             -                    710,889
     Cost of fixed maturities, at amortized cost, matured or redeemed                             307,992               902,799
     Cost of bonds, at market, sold                                                             4,304,361             2,482,856
     Cost of bonds, at market, matured or redeemed                                                641,095               289,485
     Cost of equity securities sold                                                             1,304,979               746,436
     Realized capital gains                                                                        61,520                62,361
     Purchases of fixed maturities                                                             (7,690,165)           (5,613,506)
     Purchases of equity securities                                                            (1,843,779)           (1,015,605)
     Mortgage, policy and collateral loans granted                                             (1,464,294)             (421,085)
     Repayments of mortgage, policy and collateral loans                                          359,786               319,798
     Sales or maturities of securities held for investment                                         -                    912,354
     Sales or maturities of securities available for sale                                       3,450,674                -
     Purchases of securities held for investment                                                   -                 (1,463,511)
     Purchases of securities available for sale                                                (2,494,442)               -
     Sales of flight equipment                                                                    141,370                98,310
     Purchases of flight equipment                                                             (1,706,412)           (1,710,390)
     Net additions to real estate and other fixed assets                                         (177,459)             (175,825)
     Sales or distributions of other invested assets                                               69,837               142,692
     Investments in other invested assets                                                        (250,345)             (252,263)
     Change in short-term investments                                                             464,227                28,733
     Investments in partially-owned companies                                                     (35,454)              (98,834)
                                                                                             ------------          ------------
Net cash used in investing activities                                                          (4,556,509)           (4,054,306)
                                                                                             ------------          ------------

Cash Flows From Financing Activities:

     Change in policyholders' contract deposits                                                 1,263,678              (163,490)
     Change in deposits due to banks and other depositors                                         130,952              (712,013)
     Change in commercial paper                                                                   598,948               (60,360)
     Proceeds from notes, bonds, loans and mortgages payable                                    1,964,549             1,558,757
     Repayments on notes, bonds, loans and mortgages payable                                     (976,507)             (367,620)
     Proceeds from guaranteed investment agreements                                               910,524             1,248,961
     Maturities of guaranteed investment agreements                                            (2,232,543)           (1,396,350)
     Proceeds from common stock issued                                                              6,974                 6,642
     Cash dividends to shareholders                                                               (63,407)              (60,317)
     Acquisition of treasury stock                                                               (109,335)              (12,678)
     Redemption of preferred stock                                                                 -                   (150,000)
     Other - net                                                                                   -                        (38)
                                                                                             ------------          ------------
Net cash provided by (used in ) financing activities                                            1,493,833              (108,506)
                                                                                             ------------          ------------

Change in cash                                                                                    (58,950)               13,575
Cash at beginning of year                                                                         157,481               136,628
                                                                                             ------------          ------------
Cash at end of year                                                                        $       98,531               150,203
                                                                                             ============          ============

See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1994

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

(d) Supplemental cash flow information for the six month period ended June 30, 1994 and 1993 is as follows:

                                                              (in thousands)
                                                      1994                       1993
                                                      ----                       ----
         Income taxes paid                        $    442,600               $  210,300
         Interest paid                            $    496,000               $  496,800

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

         Although there was no effect on AIG's operating income upon the adoption of the Interpretation, AIG now presents certain of its financial services assets and liabilities, primarily unrealized gain (loss) on interest rate and currency swaps, options and forward transactions, on a gross basis. Thus both consolidated assets and liabilities have increased. The effect of presenting these assets and liabilities on a gross basis on AIG's consolidated balance sheet was not significant. Prior years' balance sheets are not required to be restated.

         In November of 1992, FASB issued Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Post- employment Benefits" (FASB
112). FASB 112 established accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. FASB 112 was effective January 1, 1994 and had no significant effect on AIG's results of operations or financial condition.

(f) For further information, refer to the Form 10-K filing of AIG for the year ended December 31, 1993.

                       AMERICAN INTERNATIONAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Operational Review

General Insurance Operations

         In AIG's general insurance operations, net premiums written and net premiums earned were $5.50 billion and $5.03 billion, respectively, in the first six months of 1994. These were increases of 8.3 percent and 9.3 percent, respectively, over the same period of 1993.

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

         Adjusted underwriting profit or loss (operating income less net investment income and realized capital gains) represents statutory underwriting profit or loss adjusted primarily for changes in the deferral of acquisition costs. The adjusted underwriting profit in the first six months of 1994 was $22.7 million compared to an adjusted underwriting profit of $25.2 million recorded in the same period of 1993.

         The statutory general insurance ratios for the first six months were as follows:

- - ------------------------------------------------------------------
                                      1994                1993
- - ------------------------------------------------------------------
Loss Ratio                            79.47              79.81
Expense Ratio                         20.17              19.78
- - ------------------------------------------------------------------
Combined Ratio                        99.64              99.59
- - ------------------------------------------------------------------

         There were no catastrophes during the second quarter of 1994 and $7.3 million in catastrophe net losses in the same period of 1993. As a result of the earthquake which struck the Los Angeles area of California in January, 1994, the gross and net incurred losses were impacted approximately $150 million and $55 million, respectively. Although there were severe winter storms during the first quarter of 1994, AIG recognized these as losses in the ordinary course of business, not as catastrophes. The gross and net catastrophe losses recorded during the first six months of 1993 approximated $35 million and $15 million, respectively.

          If the catastrophes were excluded from the losses incurred in each six month period, the pro forma statutory general insurance ratios would be as follows:

- - ----------------------------------------------------------------
                                       1994               1993
- - ----------------------------------------------------------------
Loss Ratio                            78.38              79.48
Expense Ratio                         20.17              19.78
- - ----------------------------------------------------------------
Combined Ratio                        98.55              99.26
- - ----------------------------------------------------------------

         The maintenance of the statutory combined ratio in both periods at a level approximating 100 is a result of AIG's emphasis on maintaining its underwriting discipline within the continued overall competitiveness of the domestic market environment as well as AIG's expense control.

         AIG's operations are negatively impacted under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company's future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits for the first six months of 1994 and 1993 were insignificant. Also, AIG is required to participate in various involuntary pools (principally workers' compensation business) which provide insurance coverage for those not able to obtain such coverage in the voluntary markets. This participation is also recorded upon notification, as these amounts cannot reasonably be estimated.

         At June 30, 1994, general insurance reserves for losses and loss expenses (loss reserves) amounted to $30.72 billion, an increase of $670.5 million or 2.2 percent over the prior year end.

General insurance net loss reserves represent the accumulation of estimates of ultimate losses, including provisions for losses incurred but not reported
(IBNR), and loss expenses, reduced by reinsurance recoverable net of an allowance for unrecoverable reinsurance and very minor amounts of discounting related to certain workers' compensation claims. Since December 31, 1993, the net loss reserves have increased $390.8 million or 2.2 percent to $17.95 billion. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at June 30, 1994. In the future, if the general insurance net loss reserves develop deficiently, such deficiency could have an adverse impact on AIG's future results of operations.

         AIG's reinsurance recoverable results from its reinsurance arrangements. These arrangements do not relieve AIG from its direct obligation to its insureds. Thus, a contingent liability of approximately $13 billion existed at June 30, 1994 with respect to general reinsurance reserves for losses and loss expenses ceded (reinsurance recoverable) to the extent that reinsurers may be unable to meet their obligations assumed under the reinsurance agreements. However, AIG holds substantial collateral as security under related reinsurance agreements in the form of funds, securities and /or irrevocable letters of credit which can be drawn on for amounts that remain unpaid beyond specified time periods. Although a provision is recorded for estimated unrecoverable reinsurance, AIG has been largely successful in prior recovery efforts.

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

         In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of environmental claims. Such development will be impacted by the extent to which courts continue to expand the intent of the policies and the scope of the coverage as they have in the past, as well as by changes in Superfund and waste dump site coverage issues. Additional liabilities could emerge for amounts in excess of the current reserves held. Although this emergence cannot now be reasonably estimated, it could have a material adverse impact on AIG's future operating results. The reserves carried for these claims as at June 30, 1994 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in those years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. (See the previous discussion on reinsurance collectibility herein.)

         The gross and net IBNR included in the reserve for losses and loss expenses at June 30, 1994 for environmental claims approximated $265 million and $95 million, respectively; for 1993 the amounts approximated $235 million and $85 million, respectively. Most of the claims included in the following table relate to policies written in 1984 and prior years.

         A summary of reserve activity, including estimates for applicable IBNR, relating to environmental claims for the six months ended June 30, 1994 and 1993 was as follows:

 (in millions)


===============================================================================================================================
                                                                               1994                               1993

                                                                      Gross             Net             Gross              Net
                                                                    -----------------------------------------------------------
 Reserve for losses and loss
   expense at beginning of year                                      $1,478.5         $386.3           $1,221.1          $318.0
 Losses and loss expenses incurred                                      111.1           70.9             225.9             68.7

 Losses and loss expenses paid                                         (179.3)         (66.8)            (155.6)          (48.5)
- - -------------------------------------------------------------------------------------------------------------------------------
 Reserve for losses and loss

   expenses at end of period                                         $1,410.3         $390.4           $1,291.4          $338.2
===============================================================================================================================


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

         A summary of claims count activity relating to environmental claims for the six months ended June 30, 1994 and 1993 was as follows:



===============================================================================================
                                                           1994                       1993
                                                      -----------------------------------------


 Claims at beginning
 of year:                                                 23,163                     20,470


 Claims during year:
  Opened                                                  3,090                      3,327
  Settled                                                 ( 344)                    (  310)
  Dismissed or otherwise
   resolved                                              (2,759)                    (1,566)
- - -----------------------------------------------------------------------------------------------
 Claims at end of period                                  23,150                     21,921
===============================================================================================

         The estimated average cost per claim settled, dismissed or otherwise resolved for six months ending June 30, 1994 and 1993 was as follows:


===================================================================================================
                                                     Gross                                 Net
                                                  -------------------------------------------------
 1994                                              $ 57,800                             $ 21,500

 1993                                              $ 82,900                             $ 25,800
===================================================================================================


         AIG aggressively manages its environmental claims. During 1994 a significant portion of claims dismissed or otherwise resolved were closed as a result of successful litigation.

         General insurance net investment income in the first six months of 1994 was $705.9 million, an increase of 7.1 percent from the same period of 1993. The growth in net investment income was primarily attributable to new cash flow for investment. The new cash flow was generated from net general insurance operating cash flow and included the compounding of previously earned and reinvested net investment income.

         General insurance realized capital gains were $48.5 million in the first six months of 1994 and $40.8 million for the same period of 1993. These realized gains resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities, and available for sale and trading fixed maturities as well as redemptions of fixed maturities.

         General insurance operating income in the first six months of 1994 was $777.1 million, an increase of 7.2 percent when compared to $725.0 million in the same period of 1993. The 1994 operating results were significantly impacted by the aforementioned catastrophe. The contribution of general insurance operating income to income before income taxes and the cumulative effect of accounting changes was 54.8 percent in the first six months of 1994 compared to 56.2 percent in the same period of 1993. The decline in the contribution percentage was a result of the aforementioned catastrophe loss and the relative growth in life operating income.

         A period to period comparison of operating income is significantly influenced by the catastrophe losses in any one period as well as the volatility from one period to the next in realized capital gains. Adjusting each year to exclude the effects of both catastrophe losses and realized capital gains, the operating income in 1994 would have increased 12.1 percent over 1993. The increase in the growth rate of 1994 over 1993 after the aforementioned adjustments was a result of the increased net investment income as previously discussed and improvement in underwriting results after the exclusion of the effects of the catastrophes.

Life Insurance Operations

         AIG's life insurance operations continued to show growth as a result of overseas operations, particularly in Asia. AIG's life premium income of $3.17 billion for the first six months of 1994 represented a 17.6 percent increase from the same period of the prior year. The foreign ordinary life products were the major contributor to premium growth. In 1994, foreign life operations produced 94.1 percent of the life premium income and 95.8 percent of the life insurance operating income as compared to 95.4 percent of life premium income and 94.5 percent of life insurance operating income for the same period of 1993.

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

         The investment risk represents the exposure to loss resulting from the cash flows from the invested assets, primarily long- term fixed rate investments, being less than the cash flows required to meet the obligations of the expected policy and contract liabilities and the necessary return on investments.

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

         Life insurance net investment income increased 16.5 percent to $835.3 million in the first six months of 1994 compared to $716.9 million in the same period of 1993. The growth in net investment income was primarily attributable to new cash flow for investment. The new cash flow was generated from net life insurance operating cash flow and included the compounding of previously earned and reinvested net investment income.

         Life insurance realized capital gains were $32.7 million and $27.6 million in the first six months of 1994 and 1993, respectively. These realized gains resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities and redemptions of fixed maturities.

         Life insurance operating income in the first six months of 1994 increased 18.5 percent to $440.4 million compared to $371.8 million in the same period of 1993. Excluding realized capital gains from life insurance operating income, the increase in 1994 over 1993 would be 18.4 percent. The contribution of life insurance operating income to income before income taxes and the cumulative effect of accounting changes amounted to 31.0 percent in 1994 compared to 28.8 percent in 1993. The increase in the contribution percentage was a result of both the growth in life premium income and net investment income as well as higher realized capital gains.

Agency and Service Fee Operations

         Agency and service fee operating income in the first six months of 1994 decreased 9.6 percent to $29.2 million compared to $32.3 million in the same period of 1993. Although the growth in risk management services continues, revenues from AIG's aviation insurance management operations has declined slightly. Agency and service fee operating income contributed 2.1 percent to AIG's income before income taxes and the cumulative effect of accounting changes in 1994 compared to 2.5 percent in 1993.

Financial Services Operations

         Financial services operating income amounted to $214.1 million in the first six months of 1994, an increase of 15.3 percent. This compared to $185.8 million in the same period of 1993. The financial services operating income in 1994 increased over that of 1993 primarily as a result of an increase in the operating income of International Lease Finance Corporation (ILFC). ILFC primarily engages in the acquisition of new and used commercial jet aircraft and the leasing and sale of such aircraft to airlines around the world. ILFC derives a substantial portion of its revenues from its leasing operations and is also engaged in the remarketing of commercial jets to and for airlines and financial institutions. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

         AIG Trading Group Inc. and its subsidiaries (AIGTG) experienced a slight decline in operating income compared to the first six months of 1993. AIGTG, acting as principal, derives a substantial portion of its revenues from market making and trading activities in foreign exchange, interest rate, precious and base metals, petroleum and natural gas products. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

         AIG Financial Products Corp. and its subsidiaries (AIGFP) operating income increased modestly as compared to the first six months of 1993. AIGFP derives substantially all its revenues from proprietary positions entered in connection with customer transactions. AIGFP conducts, as principal, an interest rate, currency and equity derivative products business and enters into guaranteed investment agreement transactions. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

         ILFC is exposed to loss through non-performance of aircraft lessees and through owning and committing to purchase aircraft which it would be unable to lease or re-lease or sell at lease expiration. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At June 30, 1994, only 2 of 261 aircraft owned were not leased. Currently, 80.2 percent of the fleet is leased to foreign carriers. In 1994, ILFC has leased all aircraft for which it has taken delivery and remaining aircraft for which ILFC will take delivery in 1994 have been placed.

         Through AIGFP and AIGTG, AIG participates in the derivatives dealer market. In these derivative operations, AIG acts primarily as a principal, structuring transactions to satisfy the risk management needs of its clients. That is, AIG structures transactions which allow its clients to manage their risk exposures to interest and exchange rate changes, to prices of securities and to certain commodities and financial or commodity indices. As a result of these transactions, AIG, in its financial services operations, is also an end-user of derivatives in adjusting its asset and liability risk profiles. All significant derivatives activities are conducted through AIGFP and AIGTG. AIG's other subsidiaries, including its insurance subsidiaries, are not significant end users of derivatives.

         AIG actively manages the risk exposure to limit the potential for loss while maximizing the rewards afforded by these business opportunities. In doing so, AIG must manage a variety of risks including credit risk, market risk, liquidity risk and legal risk.
         Derivatives are financial transactions among two or more parties whose payments are based on or "derived" from the performance of some agreed upon
benchmark.   Derivatives payments may be based on interest and exchange rate changes, prices of certain securities and certain commodities and financial or commodity indices. Derivatives include swaps, options, forwards, futures and related instruments.

         In 1993, the Group of Thirty, an international, private business advisory organization, published a set of risk management recommendations for derivatives. These recommendations provide a measure of sound practices for the industry as well as a comprehensive overview of derivatives which is intended to promote an understanding of such instruments. The recommendations cover valuation and market risk management; credit risk measurement and management; contract enforceability; systems, operations, and controls; and accounting and disclosure. AIG supports the Group of Thirty recommendations as a framework in the management of AIG's derivatives operations.

         The most commonly used swaps are interest rate swaps and currency swaps. An interest rate swap is a contract between two parties to exchange interest rate payments (typically a fixed interest rate versus a variable interest rate) calculated on a specified principal or notional amount for a specified period of time. The notional amount is not exchanged. A currency swap is similar but the notional amounts are different currencies which are typically exchanged at the commencement and termination of the swap based upon negotiated exchange rates.

         An option contract provides the option purchaser with the right but not the obligation to buy or sell the underlying instrument at a set price during a period of time or at a specified date. The option writer is obligated to sell or buy the underlying item if the option purchaser chooses to exercise his right. The writer receives a nonrefundable fee or premium from the option purchaser.

         A forward or future contract is a legal contract between two parties to purchase or sell a specified quantity of a commodity, government security, currency, financial index or other instrument, at a specified price on a specified future date. A futures contract is traded on an exchange, while a forward contract is executed over-the-counter.

         Derivatives are generally either negotiated over-the-counter contracts or standardized contracts executed on an exchange. Standardized exchange-traded derivatives include futures and options. Negotiated over-the-counter derivatives include forwards, swaps and options.
Over-the-counter derivatives are generally not traded like securities.
However, in the normal course of business, with the agreement of the original counterparty, these contracts may be terminated or assigned to another counterparty.

         Derivatives are used by AIG's customers such as corporations, financial institutions, multinational organizations, sovereign entities, government agencies and municipalities to manage the financial risks associated with their activities. For example, a future, forward or option contract can be used to protect the customers' assets and liabilities against price fluctuations; a swap can be used to change fixed interest rate payments into floating interest rate payments.

         The notional amounts used to express the extent of AIG's involvement in derivatives transactions do not represent a quantification of the market or credit risks of the positions and are not necessarily recorded on the balance sheet. The notional amounts represent the amounts used to calculate contractual cash flows to be exchanged and are generally not actually paid or received, except for certain contracts such as currency swaps and foreign exchange forwards. The timing of cash receipts and payments relating to derivatives is determined by the contractual agreements.

         The senior management of AIG approves the policies and establishes general operating parameters for AIGFP and AIGTG. AIG's senior management and Board of Directors have established various oversight committees to review the various financial market, operational and credit issues of AIGFP and AIGTG. AIG's senior management has established limits which can only be exceeded with express permission. The senior managements of AIGFP and AIGTG report monthly the results of their respective operations to AIG's senior management and Board of Directors and review with them future strategies.

         Market risk principally arises from the uncertainty that future earnings are exposed to potential changes in volatility, interest rates, foreign exchange rates, and equity and commodity prices. AIG generally controls its exposure to market risk by taking offsetting positions. AIG's philosophy with respect to its financial services operations is to minimize or set limits for open or uncovered positions that are to be carried. Although market risk may be minimized, credit risk remains an exposure which is separately managed. (See the discussion on the management of credit risk below).

         AIGFP does not seek to manage the market risk of each of its individual transactions through an individual offsetting transaction. Rather, AIGFP takes a portfolio approach to the management of its market risk. AIGFP values its portfolio through the use of an integrated valuation and hedging computer system which models reliable current market data where available or uses various valuation techniques when such market data is not available. This system reflects AIGFP's evaluation of current market conditions, maturities within the portfolio and other relevant factors associated with the type of derivative, and applies these to the present value of the cash flow structure of the overall portfolio. The system analyzes these discounted cash flow structures or representative financial instruments and suggests for management's decision what, if any, offsetting instruments would be appropriate to purchase or sell.

         Additionally, depending upon the nature of interest rates and market movements during the day, the system will produce reports for management's consideration for intra-day offsetting positions. Overnight, the system generates reports which recommend the types of offsets management should consider for the following day. Additionally, AIGFP operates in certain overseas locations and is essentially open for business 24 hours a day. Thus, the market exposure and offset strategies are monitored, reviewed and coordinated around the clock. Therefore, offsetting adjustments are made as and when necessary, from any AIGFP office in the world.

         As part of its monitoring and controlling of its exposure to market risk, AIGFP applies various testing techniques which reflect potential market movements. These techniques vary by currency and are regularly changed to reflect factors affecting the derivative portfolios. In addition to the daily monitoring, AIGFP's senior management and local risk managers conduct a weekly review of the derivatives portfolio and existing hedges. This review includes an examination of the portfolio's risk measures, such as aggregate option sensitivity to movements in market variables. These measures are changed as appropriate in order to reflect AIGFP's evaluation of the dynamics of the markets. This management group will also determine whether additional or alternative action is required in order to manage the portfolio.

         The aforementioned valuation models and conditions are examined by AIGFP's management and changed, as appropriate, to reflect management's judgments. Both AIG and AIGFP employ outside consultants to provide the managements of AIG and AIGFP with comfort that the system produces representative values.

         AIGTG's approach to protect itself from market risk is to establish an appropriate offsetting position to a particular transaction or group of transactions depending upon the extent of market risk AIGTG wishes to retain.

         AIGTG senior management has established positions and stop-loss limits for each line of business. AIGTG's traders are required to maintain positions within these limits. These positions are monitored during the day either manually or through on-line computer systems. In addition, these positions are reviewed by AIGTG management. Reports which present each trading book's position and the prior day's profit and loss are reviewed by traders, head traders and AIGTG's senior management. Based upon these and other reports, AIGTG's senior management may determine to adjust AIGTG's risk profile.

         AIGTG attempts to secure reliable current market prices, such as published prices or third party quotes, to value its derivatives. Where such prices are not available, AIGTG uses an internal methodology which is based upon interpolation or extrapolation from verifiable prices nearest to the dates of the transactions. The methodology may reflect interest and exchange rates, volatility and other relevant factors.

         A significant portion of AIGTG's business is transacted in liquid markets. AIGTG's derivative product exposures are evaluated using simulation techniques which consider such factors as changes in currency and commodity prices, interest rates, volatility levels and the effect of time. Though not indicative of the future, past volatile market scenarios have represented profit opportunities for AIGTG.

         Credit risk exists at a particular point in time when a derivative has a positive fair value. Also, a counterparty may default on any obligation to AIG, including a derivative contract. Credit risk is a consequence of extending credit and/or carrying trading and investment positions. To help manage this risk, the credit departments of AIGFP and AIGTG operate within the guidelines of the AIG Credit Risk Committee which sets credit policy, credit limits for counterparties and provides limits for derivative transactions with counterparties having different credit ratings. In addition to credit ratings, this committee takes into account the industry and country of the counterparty. Transactions which fall outside these pre-established guidelines require the approval of the AIG Credit Risk Committee.

         AIGFP and AIGTG determine the credit quality of each of their counterparties taking into account credit ratings assigned by nationally recognized statistical rating organizations. If it is determined that a counterparty requires credit enhancement, then one or more enhancement techniques will be used. Examples of such enhancement techniques include letters of credit, guarantees, collateral and margin agreements.

         The significant majority of AIGFP's transactions are contracted and documented under master netting agreements that provide for set-off and close out netting in the event of default. Additionally, AIGFP is currently negotiating with its principal foreign exchange counterparties to implement cross-netting between swap transactions and foreign exchange transactions to further reduce credit risk.

         Excluding regulated exchange transactions, AIGTG, whenever possible, enters into netting agreements with its counterparties which are similar in effect to those discussed above.

           Management of AIG's liquidity profile is designed to ensure that even under adverse conditions AIG is able to raise funds at the most economical cost to fund maturing liabilities and capital and liquidity requirements of its subsidiaries. Sources of funds considered in meeting these objectives include guaranteed investment agreements, issuance of long and short-term debt, maturities and sales of securities held for investments, securities sold under repurchase agreements, trade payables, securities and spot commodities sold, not yet purchased, issuance of equity, and cash provided from operations.
AIG's strong capital position is integral to managing liquidity, as it enables AIG to raise funds in diverse markets worldwide. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

         Legal risk arises from the uncertainty of the enforceability, through legal or judicial processes, of the obligations of AIG's clients and counterparties, including contractual provisions intended to reduce credit exposure by providing for the netting of mutual obligations. (See also the discussion on master netting agreements above.) AIG seeks to eliminate or minimize such uncertainty through continuous consultation with internal and external legal advisors, both domestically and abroad, in order to understand the nature of legal risk, to improve documentation and to strengthen transaction structure.

         Financial services operating income represented 15.1 percent of AIG's income before income taxes and the cumulative effect of accounting changes in the first six months of 1994, which compares to 14.4 percent in the same period of 1993.

Other Operations

         In the first six months of 1994, AIG's equity in income of minority-owned insurance operations was $22.0 million compared to $18.1 million in the same period of 1993. The equity interest in insurance companies represented 1.6 percent of income before income taxes and the cumulative effect of accounting changes in 1994, compared to 1.4 percent in 1993.

         Other realized capital losses amounted to $19.7 million and $6.1 million in 1994 and 1993, respectively.

         Other income (deductions)-net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially- owned companies, minority interest in certain consolidated companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In the first six months of 1994, net deductions amounted to $44.0 million. In the same period of 1993, net deductions amounted to $36.4 million. Included in each of these amounts were $10.8 million and $7.7 million in 1994 and 1993, respectively, resulting from the recognition of minority interests; and $4.2 million and $1.6 million in 1994 and 1993, respectively, due to net foreign exchange effects as described above.

         Income before income taxes and the cumulative effect of accounting changes amounted to $1.42 billion in the first six months of 1994 and $1.29 billion in the same period of 1993.

         In the first six months of 1994, AIG recorded a provision for income taxes of $363.8 million compared to the provision of $333.7 million in the same period of 1993. These provisions represent effective tax rates of 25.6 percent and 25.9 percent in the respective periods. Income before the cumulative effect of accounting changes amounted to $1.06 billion in the first six months of 1994 and $956.9 million in the same period of 1993. The increase in net income resulted from those factors described above.

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

         Net income amounted to $1.06 billion in the first six months of 1994 and $977.6 million in the same period of 1993. The increase in net income in 1994 over that of 1993 resulted from those factors described above.

Capital Resources

At June 30, 1994, AIG had total capital funds of $15.75 billion and total borrowings of $15.96 billion.

         Total borrowings at June 30, 1994 and December 31, 1993 were as follows:


  (in thousands)
- - --------------------------------------------------------------------------------------------------------------
                                                                June 30,                         December 31,
                                                                    1994                                 1993
==============================================================================================================

 Borrowings under Obligations of
    Guaranteed Investment Agreements

    AIGFP                                                    $ 5,413,600                           $6,735,600
- - --------------------------------------------------------------------------------------------------------------
 Commercial Paper:
   AIG Funding, Inc.                                           1,098,200                              891,700

   ILFC*                                                       1,946,400                            1,442,400

   AICCO                                                         696,400                              638,200

   AIGFP                                                           6,800                              176,600
- - --------------------------------------------------------------------------------------------------------------
   Total                                                       3,747,800                            3,148,900
- - --------------------------------------------------------------------------------------------------------------
 Medium Term Notes:

   ILFC*                                                       1,697,900                            1,753,700

   AIG                                                           155,000                              295,000
- - --------------------------------------------------------------------------------------------------------------
   Total                                                       1,852,900                            2,048,700
- - --------------------------------------------------------------------------------------------------------------

   Notes and Bonds Payable:

   ILFC*                                                       3,000,000                            2,550,000

   AIGFP                                                         802,200                              521,400

   AIG: Lire bonds                                               159,100                              159,100

           Zero coupon notes                                      62,400                               59,100
- - --------------------------------------------------------------------------------------------------------------
   Total                                                       4,023,700                            3,289,600
- - --------------------------------------------------------------------------------------------------------------

 Loans and Mortgages Payable                                     919,600                              466,300

 ($691,500 and $196,900 were not
 guaranteed by AIG in 1994 and
 1993.)
- - --------------------------------------------------------------------------------------------------------------
 Total Borrowings                                             15,957,600                           15,689,100
- - --------------------------------------------------------------------------------------------------------------
 Borrowings not guaranteed by AIG                              7,335,800                            5,943,000

 Matched GIA borrowings                                        5,413,600                            6,735,600
- - --------------------------------------------------------------------------------------------------------------
                                                              12,749,400                           12,678,600
- - --------------------------------------------------------------------------------------------------------------
 Remaining borrowings of AIG                                 $ 3,208,200                          $ 3,010,500
==============================================================================================================

* AIG does not guarantee or support these borrowings.

         Guaranteed investments agreements (GIAs) serve as the source of proceeds for AIGFP's investments in a diversified portfolio of securities and derivative transactions thereon. (See also the discussions under "Operational Review" and "Liquidity" herein.)

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

         ILFC increased the aggregate principal amount outstanding of its medium term and term notes to $4.70 billion during the first six months of 1994, a net increase of $394.2 million. ILFC primarily uses the proceeds of its borrowings to acquire new and used commercial jet aircraft to lease and/or remarket to airlines around the world. At June 30, 1994, ILFC had approximately $2.3 billion in aggregate principal amount of debt securities registered for issuance from time to time. (See also the discussions under "Operational Review" and "Liquidity" herein.)

         During the first six months of 1994, AIG did not issue any new medium term notes and $140.0 million of previously issued notes matured. At June 30, 1994, AIG had $247.0 million in aggregate principal amount of debt securities registered for issuance from time to time.

         AIG's capital funds have increased $521.2 million in the first six months of 1994. Unrealized appreciation of investments, net of taxes, decreased $404.3 million, primarily resulting from the rise in domestic interest rates and their effects on the market values of bonds worldwide. As a result of adopting Financial Accounting Standards No. 115 "Accounting for Certain Investments on Debt and Equity Securities", unrealized appreciation of investments, net of taxes, is now subject to increased volatility resulting from the changes in the market value of bonds, available for sale. The cumulative translation adjustment loss, net of taxes, decreased $35.9 million as a result of the general weakness of the U.S. dollar against most major currencies. Retained earnings increased $991.9 million, resulting from net income less dividends.

         During the first six months of 1994, AIG repurchased 1.31 million shares of its common stock at a cost of $109.3 million in the open market.

         Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At June 30, 1994 there were no significant statutory or regulatory issues which would impair AIG's financial condition, results of operations or liquidity. (See also the discussion under "Liquidity" herein.)

Liquidity

         At June 30, 1994, AIG's consolidated invested assets included $3.53 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first six months of 1994 amounted to $3.00 billion.

         Management believes that AIG's liquid assets, its net cash provided by operations, and access to the capital markets will enable it to meet any foreseeable cash requirements.

         AIG's liquidity is primarily derived from the operating cash flows of its general and life insurance operations.

         The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance pretax operating cash flow is derived from two sources, underwriting operations and investment operations.
In the aggregate, AIG's insurance operations generated approximately $3.8 billion in pretax operating cash flow during the first six months of 1994. The underwriting cash flow approximated $2.2 billion in the first six months of 1994. Underwriting cash flow represents periodic premium collections, including policyholders' contracts deposits, as well as paid loss recoveries less reinsurance premiums, losses, benefits, and acquisition and operating expenses paid. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance operations generated approximately $1.6 billion in investment income cash flow during this period of 1994. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains.

         The combined insurance pretax cash flow coupled with its cash and short-term investments of $3.05 billion provided the insurance operations with a significant amount of liquidity. This liquidity is available to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy and collateral and guaranteed loans.
With this liquidity coupled with proceeds of approximately $6.6 billion from the maturities, sales and redemptions of fixed income securities and from the sales of marketable equity securities, AIG purchased approximately $9.5 billion of fixed income securities and marketable equity securities. Additionally, over $1.3 billion were disbursed for mortgage loans on real estate, policy and collateral loans. Over $800 million of this amount was in connection with new policy loans issued as a result of domestic life insurance operations associated with corporate owned life insurance products.

         The following table is a summary of AIG's invested assets, including investment income due and accrued and real estate, at June 30, 1994 and December 31, 1993:


  (dollars in thousands)
- - --------------------------------------------------------------------------------------------------------------

                                                     June 30, 1994                   December 31, 1993
                                              Invested           Percent          Invested            Percent
                                                Assets          of Total            Assets           of Total
==============================================================================================================

 General insurance                         $22,885,100             29.5%      $ 22,573,800              33.2%

 Life insurance                             24,633,600             31.8%        22,037,300              32.4%

 Financial services                         29,475,800             38.0%        22,957,300              33.7%

 Other                                         518,800              0.7%           464,100               0.7%
- - --------------------------------------------------------------------------------------------------------------
 Total                                     $77,513,300            100.0%      $ 68,032,500             100.0%
==============================================================================================================

         The following tables are summaries of the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at June 30, 1994 and December 31, 1993:




  (dollars in thousands)
- - --------------------------------------------------------------------------------------------------------------


                                                                               Percent    Percent Distribution

 June 30, 1994                        General           Life         Total     of Total    Domestic   Foreign
==============================================================================================================

 Bonds:
   Taxable                         $4,408,100    $15,694,000   $20,102,100        42.3%      33.8%     66.2%

   Tax-exempt                      12,644,200            ---   12, 644,200        26.6%     100.0%        --

 Short-term investments,
   including time deposits,
   and cash                         1,528,600      1,518,800     3,047,400         6.4%      27.2%      72.8%


 Common stocks                      2,753,900      1,839,100     4,593,000         9.7%      29.1%     70.9%

 Mortgage loans on real
   estate, policy and
   collateral loans                    39,200      3,768,200     3,807,400         8.0%      40.2%     59.8%

 Real estate                          343,500        614,100       957,600         2.0%      19.3%     80.7%

 Investment income due and
   accrued                            453,100        401,800       854,900         1.8%      56.6%     43.4%

 Other invested assets                714,500        797,600     1,512,100         3.2%      48.0%     52.0%
- - --------------------------------------------------------------------------------------------------------------
 Total                            $22,885,100    $24,633,600   $47,518,700       100.0%      51.6%     48.4%
==============================================================================================================



  (dollars in thousands)
- - -------------------------------------------------------------------------------------------------------------
                                                                             Percent    Percent Distribution

 December 31, 1993                   General           Life        Total     of Total     Domestic   Foreign
=============================================================================================================

 Bonds:
   Taxable                       $ 4,234,800    $13,387,800  $17,622,600        39.5%         38.4%    61.6%


   Tax-exempt                     12,346,700            ---   12,346,700        27.7%        100.0%      --

 Short-term investments,
   including time deposits,
   and cash                        1,820,500      2,878,600    4,699,100        10.6%         23.1%    76.9%

 Common stocks                     2,761,800      1,527,200    4,289,000         9.6%         36.1%    63.9%

 Mortgage loans on real
   estate, policy and
   collateral loans                   96,300      2,678,200    2,774,500         6.2%         24.6%    75.4%

 Real estate                         284,300        572,000      856,300         1.9%         16.2%    83.8%

 Investment income
   due and accrued                   429,700        363,900      793,600         1.8%         54.0%    46.0%

 Other invested assets               599,700        629,600    1,229,300         2.7%         53.2%    46.8%
- - -------------------------------------------------------------------------------------------------------------
 Total                           $22,573,800    $22,037,300  $44,611,100       100.0%         53.0%    47.0%
=============================================================================================================




         With respect to bonds, AIG's strategy is to invest in high quality securities while maintaining diversification to avoid significant exposure to issuer, industry and/or country concentrations.

         Approximately 60 percent of the fixed maturity investments are domestic securities. Approximately 42 percent of such domestic securities were rated AAA and approximately two percent were below investment grade.

         A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services. However, credit quality rating services similar to the aforementioned rating agencies are not available in all overseas locations. Thus, AIG annually reviews the credit quality of the nonrated fixed income investments, including mortgages, in its foreign portfolio. AIG applies a scale similar to that of Moody's and S&P to the rating of these securities. Coupling the ratings of this internal review with those of the independent agencies indicates that approximately 49 percent of the foreign fixed income investments were rated AAA and approximately one percent were deemed below investment grade at December 31, 1993. AIG believes that there has been no significant change in these ratings through June 30, 1994.

         Although AIG's fixed income insurance portfolios contain minor amounts of securities below investment grade, potentially any fixed income security is subject to downgrade for a variety of reasons subsequent to any balance sheet date.

         At June 30, 1994 approximately 6 percent of the fixed maturities portfolio are Collateralized Mortgage Obligations (CMOs). All the CMOs are investment grade and approximately 89 percent of the CMOs are backed by various U.S. government agencies. Thus, credit risk is minimal.

         There are no interest only or principal only CMOs. CMOs are exposed to interest rate risk as the duration and ultimate realized yield would be affected by the accelerated prepayments of the underlying mortgages.

         When permitted by regulatory authorities and when deemed necessary to protect insurance assets, including invested assets, from currency risk and interest rate risk, AIG and its insurance subsidiaries consider entering into derivative transactions as end users. To date, such activities have been insignificant.

         Short-term investments represent amounts invested in various internal and external money market funds, time deposits and cash.

         Mortgage loans on real estate, policy, collateral and guaranteed loans comprised 8.0 percent of AIG's insurance invested assets at June 30, 1994. AIG's insurance holdings of real estate mortgages amounted to $1.53 billion of which 32.3 percent was domestic. At June 30, 1994, no domestic mortgages and only a nominal amount of foreign mortgages were in default. At June 30, 1994, AIG's insurance holdings of collateral loans amounted to $471.8 million, all of which were foreign. It is AIG's practice to require a maximum loan to value ratio of 75 percent at loan origination.

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

         The following table is a summary of the composition of AIG's financial services invested assets, including real estate, at June 30, 1994 and December 31, 1993:



 (dollars in thousands)
- - -----------------------------------------------------------------------------------------------------------
                                                      June 30, 1994                December 31, 1993
                                                      -------------                -----------------

                                                    Invested        Percent        Invested        Percent
                                                      Assets       of Total          Assets       of Total
===========================================================================================================

 Flight equipment primarily under
   operating leases, net of accumulated
   depreciation                                  $ 9,952,200          33.8%     $ 8,555,400          37.3%

 Securities available for sale,
   at market value                                 4,049,600          13.8%       4,991,100          21.7%

 Trading securities, at market value               2,008,000           6.8%       2,516,200          11.0%

 Securities purchased under agreements
   to resell, at contract value                    2,751,900           9.3%       2,737,500          11.9%

 Trade receivables                                 3,120,500          10.6%       1,328,400           5.8%

 Spot commodities, at market value                 1,184,800           4.0%         764,200           3.3%

 Unrealized gain on interest rate and
  currency swaps, options and forward
  transactions *                                   4,929,100          16.7%              --             --

 Net unrealized gain on interest rate and
  currency swaps, options and
  forward transactions                                    --             --         640,100           2.8%

 Other, including short-term investments           1,479,700           5.0%       1,424,400           6.2%
- - -----------------------------------------------------------------------------------------------------------
 Total                                           $29,475,800         100.0%     $22,957,300         100.0%
============================================================================================================

  * See also the discussion under "Accounting Standards: Standards adopted in 1994" herein.

         As previously discussed, cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financing. The primary sources for the repayment of this debt and the interest expense thereon are the lease receipts received and proceeds from the sale of flight equipment. During 1994, ILFC increased its net financing $1.31 billion for the acquisition of flight equipment costing $1.71 billion.

         The gross unrealized gains and unrealized losses of AIGFP and AIGTG included in the financial services assets as at June 30, 1994 were as follows:



  (in thousands)
- - -------------------------------------------------------------------------------------------------------
                                       Gross                       Gross                     Balance
                                    Unrealized                  Unrealized                    Sheet
                                       Gains                      Losses                      Amount
=======================================================================================================


 Securities available for
  sale, at market value             $  368,300                   $ 360,900                  $4,049,600

 Trade receivables                   2,668,700                      42,200                   3,120,500

 Trading securities,
  at market value                        --                         --                       2,008,000


 Spot commodities, at
  market value                         505,800                     443,000                   1,184,800

 Unrealized gain/loss
  on interest rate and
  currency swaps,
  options and forward
  transactions *                     4,929,100                   3,998,900                      --
=======================================================================================================



* See also the discussion under "Accounting Standards: Standards adopted in 1994" herein.

         Trading securities, at market value, are marked to market daily with the unrealized gain or loss being recognized in income at that time. These securities are held to meet the short term risk management objectives of AIGFP.

         The interest rate risk on securities available for sale, at market, is managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. The unrealized gains and losses remaining after benefit of the offsets were $18.5 million and $11.1 million.

         Securities available for sale and securities purchased under agreements to resell are primarily purchased with the proceeds of AIGFP's GIA financing. The securities purchased involve varying degrees of credit risk. The average credit rating of AIGFP's securities available for sale at June 30, 1994 was AA. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP generally takes possession of securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring customer credit exposure and requiring additional collateral to be deposited when deemed necessary.

         AIGFP, as principal, enters into interest rate, currency, equity and commodity swaps and forward commitments. The average credit rating of AIGFP's counterparties as a whole, as measured by AIGFP, was AA- at June 30, 1994. As previously described, AIGFP carries its derivatives at fair value. To the extent there are reliable current market data, these derivatives are valued accordingly. Where such market data are not available, AIGFP uses internal
valuation models.   The recorded fair values of these derivatives may be
different than the values that might be realized if AIGFP were to sell or close out the transactions because of limited liquidity for these instruments. (See also the discussions under "Operational Review: Financial Services" and "Accounting Standards: Standards Adopted in 1994" herein.)

         AIGTG acts as principal in certain foreign exchange, precious and base metals, petroleum and petroleum products and natural gas trading activities. AIGTG owns and may maintain substantially hedged inventories in the commodities in which it trades. AIGTG supports its trading and market making activities largely through trade payables, securities sold under agreements to repurchase and spot commodities sold but not yet purchased. Thus, AIGTG's liquidity is provided through its high volume and rapid turnover activities in market making and hedging. AIGTG uses derivatives to hedge various trading positions and transactions from adverse movements in interest rates, exchange rates and commodity prices. (See also the discussion under "Operational Review: Financial Services" herein.)

Recent Developments

         In 1989, the National Association of Insurance Commissioners (NAIC) adopted the "NAIC Solvency Policing Agenda for 1990". Included in this agenda was the development of Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company's statutory surplus to the risk inherent in its overall operations. AIG believes that the development of RBC standards is a positive step for the insurance industry but further believes the standards in their present form may lead to an inefficient deployment of industry capital. As experience is gained with the application of RBC standards, it is likely that adjustments to the formula will be made.
         RBC standards for property and casualty insurers have been finalized and are effective with the 1994 statutory financial statements to be filed in 1995. Applying these RBC standards to AIG's domestic general operations at December 31, 1993 and June 30, 1994 reveals that the capital of each of the domestic general insurance companies exceeded the RBC requirements. Additionally, no AIG company is on any regulatory or similar "watch list".

         Standards for the life RBC formula and a model act have been approved by regulators and were effective with the 1993 statutory financial statements. At December 31, 1993, the adjusted capital of each of AIG's four domestic life companies exceeded the levels of their RBC capital by multiples approximating from two to more than four. There has been no significant change in the RBC capital of each of these companies through June 30, 1994.

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

         In July 1994, AIG acquired $200 million of 8 percent convertible preferred stock of Alexander & Alexander Services Inc. (A&A), an independent insurance brokerage operation. The preferred stock is convertible into common stock of A&A at $17 per share. Both the convertible preferred stock and the common stock are non-voting in the hands of AIG. AIG may elect in the future to exchange its non-voting common stock for up to 9.9 percent of A&A's voting common stock. The dividend will be paid in-kind for the first two years; and, at A&A's option, for an additional three years.

Accounting Standards

Standards adopted in 1994:

         In March 1992, the Financial Accounting Standards Board (FASB) issued Interpretation No. 39 "Offsetting of Amounts Related to Certain Contracts" (Interpretation), which is effective for fiscal years beginning after December 15, 1993. The Interpretation requires that unrealized gains and losses on swaps, forwards, options and similar contracts be recognized as assets and liabilities. Previously, AIG's policy was to record such unrealized gains and losses on a net basis in the consolidated balance sheet. The Interpretation allows the netting of such unrealized gains and losses with the same counterparty when they are included under a master netting arrangement with the counterparty and the contracts are reported at market or fair value.

         Although there was no effect on AIG's operating income upon the adoption of the Interpretation, AIG adopted this Interpretation effective January 1, 1994 and now presents certain of its financial services assets and liabilities, primarily unrealized gain (loss) on interest rate and currency swaps, options and forward transactions, on a gross basis. Thus, both consolidated assets and liabilities have increased. The effect of presenting these assets and liabilities on a gross basis on AIG's consolidated balance sheet was not significant. The prior years' balance sheet was not reclassified.

         In November of 1992, FASB issued Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Post- employment Benefits" (FASB
112). FASB 112 established accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. FASB 112 was adopted by AIG effective January 1, 1994 and had no significant effect on AIG's results of operations, financial condition or liquidity.

Standards to be adopted in the future:

         In May 1993, FASB issued Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" (FASB 114). FASB 114 addresses the accounting by all creditors for impairment of certain loans. The impaired loans are to be measured at the present value of all expected future cash flows. The present value may be determined by discounting the expected future cash flows at the loan's effective rate or valued at the loan's observable market price or valued at the fair value of the collateral if the loan is collateral dependent. This methodology is not expected to produce a material effect on AIG's results of operations, financial condition or liquidity. FASB 114 will be effective for the 1995 financial statements. AIG does not anticipate adoption prior to the effective date.

                          PART II - OTHER INFORMATION


ITEM #4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 16, 1994, the shareholders:

(a)      elected fifteen directors as follows:

         NOMINEE                                   SHARES FOR                SHARES WITHHELD
         -------                                   ----------                ---------------

        M. Bernard Aidinoff                        285,861,946                      885,621
        Marshall A. Cohen                          285,916,673                      830,894
        Barber B. Conable, Jr.                     285,674,921                    1,072,646
        Martin Feldstein                           285,916,404                      831,163
        Houghton Freeman                           285,633,430                    1,114,137
        Leslie L. Gonda                            285,831,548                      916,019
        Maurice R. Greenberg                       285,850,411                      897,156
        Carla A. Hills                             285,865,079                      882,488
        Frank J. Hoenemeyer                        285,667,461                    1,080,106
        John J. Howell                             285,664,077                    1,083,490
        Edward E. Matthews                         285,859,953                      887,614
        Dean P. Phypers                            285,693,982                    1,053,585
        Ernest E. Stempel                          285,817,681                      929,886
        Thomas R. Tizzio                           285,859,010                      888,557


(b) approved, by a vote of 276,337,811 shares to 8,962,081 shares, with 1,447,675 abstentions, a proposal to approve a performanced-based compensation plan for the Chief Executive Officer;

(c) approved, by a vote of 283,835,158 shares to 1,516,767 shares, with 1,395,642 abstentions, a proposal to amend the 1991 Employee Stock Option Plan;

(d) approved, by a vote of 285,110,811 shares to 545,612 shares with 1,091,144 abstentions, a proposal to select Coopers & Lybrand as
         independent   accountants for 1994;


(e) rejected, by a vote of 16,718,334 shares for and 237,009,016 shares against, with 16,199,634 shares abstaining and 16,820,583 shares not voting, a shareholder proposal requesting AIG to distribute certain statistical data on employees; and


(f) rejected, by a vote of 8,393,377 shares for and 254,425,657 shares against, with 7,080,451 shares abstaining and 16,848,082 shares not voting, a shareholder proposal requesting AIG to initiate a study relating to investment in tobacco companies.

                          PART II - OTHER INFORMATION




ITEM #6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits
                 See accompanying Exhibit Index.

         (b) There were no reports on Form 8-K filed for the six months ended June 30, 1994.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            AMERICAN INTERNATIONAL GROUP, INC.
                                            ----------------------------------
                                                         (Registrant)




                                                    s/s Howard I. Smith
                                            -----------------------------------
                                                        Howard I. Smith
                                            Senior Vice President - Comptroller
                                                 (Chief Accounting Officer)




Dated:  August 11, 1994

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