Form 10-Q
period 1994-09-30
AMERICAN INTERNATIONAL GROUP INC
filed 1994-11-14
CIK 5272

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
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ------ to ------


For Quarter Ended    September 30, 1994   Commission File Number      0-4652
                  -----------------------                         -------------

                      AMERICAN INTERNATIONAL GROUP, INC.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               DELAWARE                                    13-2592361
- ---------------------------------------            ----------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification Number)


  70 Pine Street, New York, New York                          10270
- ----------------------------------------           ----------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code        (212) 770-7000
                                                   ----------------------------


                                     NONE
- -------------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES    X                          NO
                      -----                            -----
Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of September 30, 1994    316,064,101.
                                          -----------

                       AMERICAN INTERNATIONAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                             (dollars in thousands)
                                  (unaudited)



                                                                                         SEPTEMBER 30, 1994       DECEMBER 31, 1993
                                                                                         ------------------       -----------------

ASSETS:
  Investments and cash:
    Fixed maturities:
      Bonds held to maturity, at amortized cost (market value: 1994-$13,110,000;
        1993-$13,278,300)                                                                 $     12,715,086         $     12,193,701
      Bonds available for sale, at market value (cost: 1994-$20,569,400;
        1993-$16,599,600)                                                                       20,351,602               17,562,411
      Bonds trading securities, at market value (cost: 1994-$300,800; 1993-$307,900)               290,899                  310,834
      Preferred stocks, at amortized cost (market value: 1994-$206,200; 1993-$18,000)              208,645                   17,428
    Equity securities:
      Common stocks (cost: 1994-$4,538,200; 1993-$3,720,000)                                     5,145,771                4,364,410
      Non-redeemable preferred stocks (cost: 1994-$91,300; 1993-$108,200)                          110,363                  123,837
    Mortgage loans on real estate, policy and collateral loans                                   4,811,462                3,576,516
    Financial services assets:
      Flight equipment primarily under operating leases, net of accumulated
         depreciation (1994-$863,300; 1993-$599,800)                                            10,147,985                8,555,356
      Securities available for sale, at market value (cost: 1994-$3,499,200;
        1993-$4,971,800)                                                                         3,500,151                4,991,105
      Trading securities, at market value                                                        2,565,939                2,516,166
      Spot commodities, at market value                                                          1,387,387                  764,215
      Net unrealized gain on interest rate and currency swaps, options and forward
         transactions                                                                                    -                  640,120
      Unrealized gain on interest rate and currency swaps, options and forward
         transactions                                                                            4,631,189                        -
      Trade receivables                                                                          3,106,977                1,328,391
      Securities purchased under agreements to resell, at contract value                         2,708,055                2,737,507
    Other invested assets                                                                        1,862,292                1,265,056
    Short-term investments, at cost which approximates market value                              3,094,635                5,072,893
    Cash                                                                                            89,443                  157,481
                                                                                          ----------------         ----------------
              Total investments and cash                                                        76,727,881               66,177,427

  Investment income due and accrued                                                                866,031                  808,268
  Premiums and insurance balances receivable - net                                               9,139,835                8,364,096
  Reinsurance assets                                                                            16,497,964               15,883,788
  Deferred policy acquisition costs                                                              4,917,747                4,249,409
  Investments in partially-owned companies                                                         618,320                  571,680
  Real estate and other fixed assets, net of accumulated depreciation
        (1994-$1,077,800; 1993-$950,000)                                                         1,760,108                1,615,742
  Separate and variable accounts                                                                 2,444,660                1,914,815
  Other assets                                                                                   1,586,908                1,429,623
                                                                                          ----------------         ----------------
              Total assets                                                                $    114,559,454         $    101,014,848
                                                                                          ================         ================



See Accompanying Notes to Financial Statements.

                      AMERICAN INTERNATIONAL GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                            (dollars in thousands)
                                  (unaudited)

                                                                                   SEPTEMBER 30, 1994       DECEMBER 31, 1993
                                                                                   ------------------       -----------------
LIABILITIES:
  Reserve for losses and loss expenses                                           $     31,105,579         $     30,046,172
  Reserve for unearned premiums                                                         6,445,024                5,515,670
  Future policy benefits for life and accident
    and health insurance contracts                                                     16,685,096               14,638,382
  Policyholders' contract deposits                                                      5,996,990                4,439,839
  Other policyholders' funds                                                            1,898,495                1,739,290
  Reserve for commissions, expenses and taxes                                           1,368,006                1,113,397
  Insurance balances payable                                                            1,649,115                1,458,383
  Funds held by companies under reinsurance treaties                                      370,915                  406,902
  Income taxes payable:
     Current                                                                              358,520                  358,219
     Deferred                                                                             218,701                  447,790
  Financial services liabilities:
    Borrowings under obligations of guaranteed investment agreements                    5,342,755                6,735,579
    Securities sold under agreements to repurchase, at contract value                   2,188,185                2,299,563
    Trade payables                                                                      2,802,632                1,688,147
    Securities sold but not yet purchased, principally obligations of the
      U.S. Government and Government agencies, at market value                          1,250,142                  696,454
    Spot commodities sold but not yet purchased, at market value                          483,642                  285,757
    Unrealized loss on interest rate and currency swaps, options and forward
       transactions                                                                     3,703,655                        -
    Deposits due to banks and other depositors                                            465,580                  557,372
    Commercial paper                                                                    1,790,872                1,618,979
    Notes, bonds and loans payable                                                      6,973,303                5,021,941
  Commercial paper                                                                      1,446,449                1,529,906
  Notes, bonds, loans and mortgages payable                                               625,585                  782,660
  Separate and variable accounts                                                        2,444,660                1,914,815
  Other liabilities                                                                     2,545,745                2,295,436
                                                                                 ----------------         ----------------

              Total liabilities                                                        98,159,646               85,590,653
                                                                                 ----------------         ----------------

  Preferred shareholders' equity in subsidiary company                                    200,000                  200,000

CAPITAL FUNDS:
  Common stock, $2.50 par value; 500,000,000 shares
    authorized; shares issued 1994 - 337,390,984;
    1993 - 337,390,986                                                                    843,477                  843,477
  Additional paid-in capital                                                              568,359                  572,142
  Unrealized appreciation of investments, net of taxes                                    482,645                  922,646
  Cumulative translation adjustments, net of taxes                                       (290,377)                (348,186)
  Retained earnings                                                                    14,799,567               13,301,529
  Treasury stock, at cost; 1994 - 21,326,883;
    1993 - 19,762,919 shares of common stock                                             (203,863)                 (67,413)
                                                                                 ----------------         ----------------
              Total capital funds                                                      16,199,808               15,224,195
                                                                                 ----------------         ----------------
              Total liabilities and capital funds                                $    114,559,454         $    101,014,848
                                                                                 ================         ================


See Accompanying Notes to Financial Statements.

                     AMERICAN INTERNATIONAL GROUP,  INC.
                       CONSOLIDATED STATEMENT OF INCOME
                   (in thousands, except per share amounts)
                                 (unaudited)




                                                          NINE MONTHS ENDED SEPTEMBER 30,         THREE MONTHS ENDED SEPTEMBER 30,
                                                          -------------------------------         --------------------------------
                                                               1994                1993              1994                  1993
                                                               ----                ----              ----                  ----
General insurance operations:

Net premiums written                                    $      8,321,504     $     7,681,131  $      2,820,609      $     2,602,081
Change in unearned premium reserve                              (649,653)           (623,383)         (182,162)            (148,369)
                                                               ---------           ---------         ---------            ---------
Net premiums earned                                            7,671,851           7,057,748         2,638,447            2,453,712
Net investment income                                          1,062,547             992,353           356,653              333,330
Realized capital gains                                            55,587              53,646             7,099               12,810
                                                               ---------           ---------         ---------            ---------
                                                               8,789,985           8,103,747         3,002,199            2,799,852
                                                               ---------           ---------         ---------            ---------
Losses and loss expenses incurred                              6,025,791           5,618,860         2,025,533            1,944,341
Underwriting expenses                                          1,563,847           1,436,732           553,427              532,404
                                                               ---------           ---------         ---------            ---------
                                                               7,589,638           7,055,592         2,578,960            2,476,745
                                                               ---------           ---------         ---------            ---------
Operating income                                               1,200,347           1,048,155           423,239              323,107
                                                               ---------           ---------         ---------            ---------
Life insurance operations:

Premium income                                                 4,849,759           4,146,739         1,678,104            1,450,518
Net investment income                                          1,272,354           1,093,884           437,099              377,021
Realized capital gains                                            62,701              39,099            29,982               11,498
                                                               ---------           ---------         ---------            ---------
                                                               6,184,814           5,279,722         2,145,185            1,839,037
                                                               ---------           ---------         ---------            ---------
Death and other benefits                                       1,939,849           1,695,221           696,781              619,560
Increase in future policy benefits                             2,204,626           1,865,377           726,612              606,334
Acquisition and insurance expenses                             1,354,905           1,155,505           476,743              421,306
                                                               ---------           ---------         ---------            ---------
                                                               5,499,380           4,716,103         1,900,136            1,647,200
                                                               ---------           ---------         ---------            ---------
Operating income                                                 685,434             563,619           245,049              191,837
                                                               ---------           ---------         ---------            ---------

Agency and service fee operating income                           42,496              47,945            13,326               15,672

Financial services operating income                              314,490             284,496           100,347               98,691

Equity in income of minority-owned insurance
  operations                                                      38,381              28,784            16,360               10,698

Other realized capital gains (losses)                            (41,513)             (4,990)          (21,826)               1,086

Other income (deductions) - net                                  (72,219)            (57,262)          (28,182)             (20,854)
                                                               ---------           ---------         ---------            ---------
Income before income taxes and cumulative effect of
  accounting changes                                           2,167,416           1,910,747           748,313              620,237
                                                               ---------           ---------         ---------            ---------
Income taxes (benefits) - Current                                648,854             703,736           222,492              161,354
                        - Deferred                               (79,277)           (200,910)          (16,706)               7,822
                                                               ---------           ---------         ---------            ---------
                                                                 569,577             502,826           205,786              169,176
                                                               ---------           ---------         ---------            ---------

Income before cumulative effect of accounting changes          1,597,839           1,407,921           542,527              451,061
Cumulative effect of accounting changes, net of tax
  Minority-owned insurance operations                                  -              20,695                 -                   -
                                                               ---------           ---------         ---------            ---------
Net income                                              $      1,597,839     $     1,428,616  $        542,527      $       451,061
                                                               =========           =========         =========            =========
Earnings per common share :

Income before cumulative effect of accounting changes   $           5.04     $          4.43  $           1.71      $          1.42
Cumulative effect of accounting changes, net of tax
  Minority-owned insurance operations                                  -                0.07                 -                    -
                                                               ---------           ---------         ---------            ---------
Net income                                              $           5.04     $          4.50  $           1.71      $          1.42
                                                               =========           =========         =========            =========
Cash dividends per common share                         $          0.315     $          0.29  $          0.115      $          0.10
                                                               =========           =========         =========            =========
Average shares outstanding                                       316,822             317,419           316,368              317,438
                                                               ---------           ---------         ---------            ---------



See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                                NINE MONTHS ENDED SEPT 30,
                                                                                         -------------------------------------
                                                                                                1994                   1993
Cash Flows From Operating Activities:

  Net Income                                                                              $  1,597,839             $ 1,428,616
                                                                                          ------------             -----------

  Adjustments to reconcile net income to net cash provided by operation activities:
      Non-cash revenues, expenses, gains and losses included in income:
      Change in:
       General and life insurance reserves                                                   4,035,475               4,071,776
       Premiums and insurance balances receivable and payable-net                             (585,007)               (600,870)
       Reinsurance assets                                                                     (614,176)               (515,752)
       Deferred policy acquisition costs                                                      (668,338)               (561,465)
       Investment income due and accrued                                                       (57,763)                (19,955)
       Funds held under reinsurance treaties                                                   (35,987)                 47,658
       Other policyholders' funds                                                              159,205                 229,979
       Current and deferred income taxes - net                                                 (78,976)                 81,674
       Reserve for commissions, expenses and taxes                                             254,609                 236,396
       Other assets and liabilities - net                                                       93,871                (126,505)
       Trade receivables and payables - net                                                   (664,101)              1,570,502
       Trading securities, at market value                                                     (49,773)               (634,399)
       Spot commodities, at market value                                                      (623,172)               (268,238)
       Net unrealized gain on interest rate
        and currency swaps, options, and forward transactions                                 (287,414)                421,853
       Securities purchased under agreements to resell                                          29,452               2,161,993
       Securities sold under agreements to repurchase                                         (111,378)             (1,174,746)
       Securities sold but not yet purchased                                                   553,688                 280,191
       Spot commodities sold but not yet purchased, at market value                            197,885              (1,298,155)
     Realized capital gains                                                                    (76,776)                (87,755)
     Equity in income of partially-owned companies
      and other invested assets                                                                (60,628)                (44,823)
     Depreciation expenses, principally flight equipment                                       418,331                 341,736
     Cumulative effect of accounting changes                                                      -                    (20,695)
     Change in cumulative translation adjustments                                               70,573                  81,424
     Other - net                                                                               502,033                 (59,581)
                                                                                          ------------             -----------
     Total Adjustments                                                                       2,401,633               4,112,243
                                                                                          ------------             -----------
Net cash provided by operating activities                                                    3,999,472               5,540,859
                                                                                          ------------             -----------

Cash Flows From Investing Activities:

     Cost of fixed maturities, at amortized cost sold                                             -                  1,023,917
     Cost of fixed maturities, at amortized cost matured or redeemed                           451,611               1,586,341
     Cost of bonds, at market sold                                                           6,004,055               3,996,312
     Cost of bonds, at market matured or redeemed                                            1,145,938                 402,063
     Cost of equity securities sold                                                          1,935,316               1,360,222
     Realized capital gains                                                                     76,776                  87,755
     Purchases of fixed maturities                                                         (11,185,332)             (9,008,075)
     Purchases of equity securities                                                         (2,728,734)             (1,949,175)
     Mortgage, policy and collateral loans granted                                          (1,867,120)               (793,622)
     Repayments of mortgage, policy and collateral loans                                       534,190                 469,363
     Sales or maturities of securities held for investment                                        -                  1,290,414
     Sales or maturities of securities available for sale                                    4,394,516                   -
     Purchases of securities held for investment                                                  -                 (2,026,196)
     Purchases of securities available for sale                                             (2,903,288)                  -
     Sales of flight equipment                                                                 166,068                 164,003
     Purchases of flight equipment                                                          (2,020,742)             (1,936,948)
     Net additions to real estate and other fixed assets                                      (300,653)               (269,547)
     Sales or distributions of other invested assets                                           171,481                 198,477
     Investments in other invested assets                                                     (511,144)               (325,972)
     Change in short-term investments                                                          911,806                 (94,726)
     Investments in partially-owned companies                                                  (52,095)                (99,274)
                                                                                          ------------             -----------
Net cash used in investing activities                                                       (5,777,351)             (5,924,668)
                                                                                          ------------             -----------

Cash Flows From Financing Activities:

     Change in policyholders' contract deposits                                              1,557,151                 (84,435)
     Change in deposits due to banks and other depositors                                      (91,792)               (729,436)
     Change in commercial paper                                                                 88,436                (288,757)
     Proceeds from notes, bonds, loans and mortgages payable                                 3,469,316               2,136,162
     Repayments on notes, bonds, loans and mortgages payable                                (1,680,413)               (630,510)
     Proceeds from guaranteed investment agreements                                          2,331,808               2,355,304
     Maturities of guaranteed investment agreements                                         (3,724,632)             (2,120,549)
     Proceeds from common stock issued                                                          10,360                   9,868
     Cash dividends to shareholders                                                            (99,801)                (92,080)
     Acquisition of treasury stock                                                            (150,592)                (13,018)
     Redemption of preferred stock                                                                -                   (150,000)
     Other - net                                                                                  -                        (38)
                                                                                          ------------             -----------
Net cash provided by financing activities                                                    1,709,841                 392,511
                                                                                          ------------             -----------

Change in cash                                                                                 (68,038)                  8,702
Cash at beginning of period                                                                    157,481                 136,628
                                                                                          ------------             -----------
Cash at end of period                                                                     $     89,443             $   145,330
                                                                                          ============             ===========

See accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1994

(a) These statements are unaudited. In the opinion of management, all adjustments consisting of normal recurring accruals have been made for a fair presentation of the results shown.

(b) Earnings per share of American International Group, Inc. (AIG) are based on the weighted average number of common shares outstanding during the period. The effect of potentially dilutive securities is not significant.

(c) Supplemental cash flow information for the nine month period ended September 30, 1994 and 1993 is as follows:

                                                        (in thousands)
                                                  1994                    1993
                                                  ----                    -----
  Income taxes paid                        $    627,900               $  387,000
  Interest paid                            $    729,200               $  695,000

(d) In March 1992, the Financial Accounting Standards Board (FASB) issued Interpretation No. 39 "Offsetting of Amounts Related to Certain Contracts" (Interpretation), which is effective for fiscal years beginning after December 15, 1993. The Interpretation requires that unrealized gains and losses on swaps, forwards, options and similar contracts be recognized as assets and liabilities. Previously, AIG's policy was to record such unrealized gains and losses on a net basis in the consolidated balance sheet. The Interpretation allows the netting of such unrealized gains and losses with the same counterparty when they are included under a master netting arrangement with the counterparty and the contracts are reported at market value.

         Although there was no effect on AIG's operating income upon the adoption of the Interpretation, AIG now presents certain of its financial services assets and liabilities, primarily unrealized gain (loss) on interest rate and currency swaps, options and forward transactions, on a gross basis. Thus, both consolidated assets and liabilities have increased. The effect of presenting these assets and liabilities on a gross basis on AIG's consolidated balance sheet was not significant. Prior years' balance sheets were not reclassified.

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

(e) For further information, refer to the Form 10-K filing of AIG for the year ended December 31, 1993.

                       AMERICAN INTERNATIONAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Operational Review

General Insurance Operations

         In AIG's general insurance operations, net premiums written and net premiums earned were $8.32 billion and $7.67 billion, respectively, in the first nine months of 1994. These were increases of 8.3 percent and 8.7 percent, respectively, over the same period of 1993.

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

         Adjusted underwriting profit or loss (operating income less net investment income and realized capital gains) represents statutory underwriting profit or loss adjusted primarily for changes in deferred acquisition costs. The adjusted underwriting profit in the first nine months of 1994 was $82.2 million compared to an adjusted underwriting profit of $2.2 million recorded in the same period of 1993.


         The statutory general insurance ratios for the first nine months were as follows:

- ------------------------------------------------------------------
                                       1994               1993
- ------------------------------------------------------------------
Loss Ratio                            78.54              79.61
Expense Ratio                         20.42              20.40
- ------------------------------------------------------------------
Combined Ratio                        98.96             100.01
- ------------------------------------------------------------------

         As a result of the Northridge earthquake which struck the Los Angeles area of California in January, 1994, the gross and net incurred losses were impacted approximately $150 million and $55 million, respectively. Although there were severe winter storms during the first quarter of 1994, AIG recognized these as losses in the ordinary course of business, not as catastrophes. The gross and net catastrophe losses recorded during the first nine months of 1993 approximated $120 million and $65 million, respectively. There were no catastrophes during the third quarter of 1994 and $47.3 million in catastrophe net losses in the same period of 1993.

         If the catastrophes were excluded from the losses incurred in each nine month period, the pro forma statutory general insurance ratios would be as follows:


- ------------------------------------------------------------------
                                       1994               1993
- ------------------------------------------------------------------
Loss Ratio                            77.83              78.73
Expense Ratio                         20.42              20.40
- ------------------------------------------------------------------
Combined Ratio                        98.25              99.13
- ------------------------------------------------------------------

         The maintenance of the proforma statutory combined ratio in both periods at a level below 100 is a result of AIG's emphasis on maintaining its underwriting discipline within the continued overall competitiveness of the domestic market environment as well as AIG's expense control.

         AIG's operations are negatively impacted under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company's future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits for the first nine months of 1994 and 1993 were insignificant. Also, AIG is required to participate in various involuntary pools (principally workers' compensation business) which provide insurance coverage for those not able to obtain such coverage in the voluntary markets. This participation is also recorded upon notification, as these amounts cannot reasonably be estimated.

         AIG is a major purchaser of reinsurance for its general insurance operations. AIG is cognizant of the need to exercise good judgment in the selection and approval of both domestic and foreign companies participating in its reinsurance programs. AIG insures risks in over 100 countries and its reinsurance programs must be coordinated in order to provide AIG the level of reinsurance protection which AIG desires. These reinsurance arrangements do not relieve AIG from its direct obligation to its insureds.

         AIG's general reinsurance assets amounted to $16.16 billion and resulted from its reinsurance arrangements. Thus, a credit exposure existed at September 30, 1994 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG protects itself under related reinsurance agreements by transacting with reinsurers that are financially sound and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods. The application of this collateral against balances due or any changes to the amount of collateral are based on the development of losses recoverable on an individual reinsurer basis. Approximately 50 percent of reinsurance recoverable is from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances are collateralized. The remaining 50 percent of the reinsurance recoverable is from authorized reinsurers and approximately 80 percent of these balances are from reinsurers rated A- (excellent) or better, as rated by A.M. Best. This rating is a measure of financial strength. The terms authorized/unauthorized pertain to regulatory catagories not credit-worthiness. Additionally, AIG maintains a provision for estimated unrecoverable reinsurance and has been largely successful in its prior recovery efforts.

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

         At September 30, 1994, general insurance reserves for losses and loss expenses (loss reserves) amounted to $31.11 billion, an increase of $1.06 billion or 3.5 percent over the prior year end. General insurance net loss reserves represent the accumulation of estimates of ultimate losses, including provisions for losses incurred but not reported (IBNR), and loss expenses, reduced by reinsurance recoverable net of an allowance for unrecoverable reinsurance and minor amounts of discounting related to certain workers' compensation claims. Since December 31, 1993, the net loss reserves have increased $618.0 million or 3.5 percent to $18.17 billion. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at September 30, 1994. In the future, if the general insurance net loss reserves develop deficiently, such deficiency could have an adverse impact on AIG's future results of operations.

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

         Estimation of environmental claims loss reserves is a difficult process. These environmental claims cannot be estimated by conventional reserving techniques as previously described. Quantitative techniques frequently have to be supplemented by subjective considerations including managerial judgment. Significant factors which affect the trends which influence the development of environmental claims are the inconsistent court resolutions, the broadening of the intent of the policies and scope of coverage and the increasing number of new claims. The case law that has emerged can be characterized as still being in its infancy and the likelihood of any firm direction in the near future is very small. Additionally, the exposure for cleanup costs of hazardous waste dump sites involves coverage issues such as allocation of responsibility among potential responsible parties and the government's refusal to release parties. The cleanup cost exposure may significantly change if the Congressional reauthorization of Superfund in 1995 is dramatically changed thereby reducing or increasing litigation and cleanup costs.

         In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of environmental claims. Such development will be impacted by the extent to which courts continue to expand the intent of the policies and the scope of the coverage as they have in the past, as well as by changes in Superfund and waste dump site coverage issues. Additional liabilities could emerge for amounts in excess of the current reserves held. Although this emergence cannot now be reasonably estimated, it could have a material adverse impact on AIG's future operating results. The reserves carried for these claims as at September 30, 1994 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in those years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. (See the previous discussion on reinsurance collectibility herein.)

         The gross and net IBNR included in the reserve for losses and loss expenses at September 30, 1994 for environmental claims approximated $270 million and $100 million, respectively; for 1993 the amounts approximated $240 million and $83 million, respectively. Most of the claims included in the following table relate to policies written in 1984 and prior years.

         A summary of reserve activity, including estimates for applicable IBNR, relating to environmental claims for the nine months ended September 30, 1994 and 1993 was as follows:


 (in millions)
========================================================================================================================
                                                                1994                                 1993
                                                      ------------------------------------------------------------------
                                                       Gross              Net              Gross               Net
 Reserve for losses and loss
   expense at beginning of year                       $1,478.5          $386.3            $1,221.1            $318.0
 Losses and loss expenses incurred                       231.1           111.8               283.6             105.2

 Losses and loss expenses paid                          (259.1)          (97.6)             (229.5)            (71.1)
- -----------------------------------------------------------------------------------------------------------------------
 Reserve for losses and loss
   expenses at end of period                          $1,450.5          $400.5            $1,275.2            $352.1
=======================================================================================================================


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

         A summary of claims count activity relating to environmental claims for the nine months ended September 30, 1994 and 1993 was as follows:


========================================================================================================================

                                                           1994                       1993
                                                   ---------------------------------------------------------------------
 Claims at beginning
 of year:                                                23,163                     20,473
 Claims during year:
  Opened                                                  4,428                      5,012
  Settled                                                 ( 504)                    (  457)
  Dismissed or otherwise
   resolved                                              (3,408)                    (2,339)
- -----------------------------------------------------------------------------------------------------------------------
 Claims at end of period                                 23,679                     22,689
========================================================================================================================


         The estimated average cost per claim settled, dismissed or otherwise resolved for nine months ending September 30, 1994 and 1993 was as follows:



========================================================================================================================
                                                     1994                                 1993
                                       ---------------------------------------------------------------------------------
 Gross reserve for losses and loss expenses        $66,200                              $82,100

 Net reserve for losses and loss expenses          $25,000                              $25,400
========================================================================================================================

         AIG actively manages its environmental claims. During 1994, a significant portion of claims dismissed or otherwise resolved were closed as a result of successful litigation.

         General insurance net investment income in the first nine months of 1994 was $1.06 billion, an increase of 7.1 percent from the same period of 1993. The growth in net investment income was primarily attributable to new cash flow for investment. The new cash flow was generated from net general insurance operating cash flow and included the compounding of previously earned and reinvested net investment income.

         General insurance realized capital gains were $55.6 million in the first nine months of 1994 and $53.6 million for the same period of 1993. These realized gains resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities, and available for sale and trading fixed maturities as well as redemptions of fixed maturities.

         General insurance operating income in the first nine months of 1994 was $1.20 billion, an increase of 14.5 percent when compared to $1.05 billion in the same period of 1993. Excluding the impact of both years' catastrophes, operating results would have increased 13.0 percent in 1994. The contribution of general insurance operating income to income before income taxes and the cumulative effect of accounting changes was 55.4 percent in the first nine months of 1994 compared to 54.9 percent in the same period of 1993. The increase in the contribution percentage was a result of the effects of the aforementioned catastrophe losses in 1993.


Life Insurance Operations

         AIG's life insurance operations continued to show growth as a result of overseas operations, particularly in Asia. AIG's life premium income of $4.85 billion for the first nine months of 1994 represented a 17.0 percent increase from the same period of the prior year. The foreign ordinary life products were the major contributor to premium growth. In 1994, foreign life operations produced 94.3 percent of the life premium income and 95.7 percent of the life insurance operating income as compared to 95.3 percent of life premium income and 95.1 percent of life insurance operating income for the same period of 1993.

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

         Underwriting risk represents the exposure to loss resulting from the actual policy experience adversely emerging in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses. AIG's life companies limit their maximum underwriting exposure on traditional life insurance of a single life to approximately $1 million of coverage by using yearly renewable term reinsurance. The life insurance operations have not entered into assumption reinsurance transactions or surplus relief transactions either in 1993 or 1994.

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

         Life insurance net investment income increased 16.3 percent to $1.27 billion in the first nine months of 1994 compared to $1.09 billion in the same period of 1993. The growth in net investment income was primarily attributable to new cash flow for investment. The new cash flow was generated from net life insurance operating cash flow and included the compounding of previously earned and reinvested net investment income.

         Life insurance realized capital gains were $62.7 million and $39.1 million in the first nine months of 1994 and 1993, respectively. These realized gains resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities and redemptions of fixed maturities.

         Life insurance operating income in the first nine months of 1994 increased 21.6 percent to $685.4 million compared to $563.6 million in the same period of 1993. Excluding realized capital gains from life insurance operating income, the increase in 1994 over 1993 would be 18.7 percent. The contribution of life insurance operating income to income before income taxes and the cumulative effect of accounting changes amounted to 31.6 percent in 1994 compared to 29.5 percent in 1993. The increase in the contribution percentage was a result of both the growth in life premium income and net investment income as well as higher realized capital gains.


Agency and Service Fee Operations

         Agency and service fee operating income in the first nine months of 1994 decreased 11.4 percent to $42.5 million compared to $47.9 million in the same period of 1993. Although the growth in domestic risk management services continues, revenues from AIG's aviation insurance management operations has declined slightly. Agency and service fee operating income contributed 2.0 percent to AIG's income before income taxes and the cumulative effect of accounting changes in 1994 compared to 2.5 percent in 1993.


Financial Services Operations

         Financial services operating income amounted to $314.5 million in the first nine months of 1994, an increase of 10.5 percent. This compared to $284.5 million in the same period of 1993. The financial services operating income in 1994 increased over that of 1993 primarily as a result of an increase in the operating income of International Lease Finance Corporation (ILFC). ILFC primarily engages in the acquisition of new and used commercial jet aircraft and the leasing and sale of such aircraft to airlines around the world. ILFC derives a substantial portion of its revenues from its leasing operations and is also engaged in the remarketing of commercial jets to and for airlines and financial institutions. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

         ILFC is exposed to loss through non-performance of aircraft lessees and through owning and committing to purchase aircraft which it would be unable to lease or re-lease or sell (at sufficient amounts) at lease expiration. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At September 30, 1994, only 2 of 253 aircraft owned were not leased. Currently, 86.8 percent of the fleet is leased to foreign carriers. In 1994, ILFC has leased all aircraft for which it has taken delivery and the remaining aircraft for which ILFC will take delivery in 1994 have been placed.

         AIG Trading Group Inc. and its subsidiaries (AIGTG) experienced a decline in operating income compared to the first nine months of 1993. AIGTG, acting as principal, derives a substantial portion of its revenues from market making and trading activities in foreign exchange, interest rate, precious and base metals, petroleum and natural gas. (See also the discussion under "Liquidity" herein.)

         AIG Financial Products Corp. and its subsidiaries (AIGFP) operating income decreased modestly as compared to the first nine months of 1993. AIGFP derives substantially all its revenues from proprietary positions entered in connection with customer transactions. AIGFP conducts, as principal, an interest rate, currency and equity derivative products business and enters into long-dated swaps, foreign exchange forwards, options, synthetic securities and guaranteed investment agreement transactions. AIGFP's operations are transaction oriented. As such, current and past performance do not provide a trend for future performance. (See also the discussions under "Capital Resources" and "Liquidity" herein.)


         Through AIGFP and AIGTG, AIG participates as a dealer in the derivatives market. In these derivative operations, AIG acts primarily as a principal, structuring transactions to satisfy the risk management needs of its clients. AIG structures transactions which allow its clients to manage their risk exposures to interest and exchange rate changes, to prices of securities and to certain commodities and financial or commodity indices. As a result of these transactions, AIG, in its financial services operations, is also an end-user of derivatives in adjusting its asset and liability risk profiles.
All significant derivatives activities are conducted through AIGFP and AIGTG. AIG's other subsidiaries, including its insurance subsidiaries, are not dealers nor are they significant end users of derivatives.

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

         In 1993, the Group of Thirty, an international, private business advisory organization, published a set of risk management recommendations for derivatives. These recommendations provide a measure of sound practices for the industry as well as a comprehensive overview of derivatives that is intended to promote an understanding of such instruments. The recommendations cover valuation and market risk management; credit risk measurement and management; contract enforceability; systems, operations, and controls; and accounting and disclosure. AIG supports the Group of Thirty recommendations as a framework in the management of AIG's derivatives operations.

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

         The notional amounts used to express the extent of AIG's involvement in derivatives transactions do not represent a quantification of the market or credit risks of the positions and are not necessarily recorded on the balance sheet. Except for certain contracts such as currency swaps and foreign exchange forwards, notional amounts are generally not paid or received. Rather, notional amounts represent amounts used to calculate cash flows to be exchanged. The timing and the amount of cash receipts and payments relating to derivatives are determined by contractual agreements.

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

         AIGFP does not seek to manage the market risk of each of its individual transactions through an individual offsetting transaction. Rather, AIGFP takes a portfolio approach to the management of its market risk. AIGFP values its portfolio through the use of an integrated valuation and hedging computer system. This system uses reliable current market data where available or uses various valuation techniques when such market data is not available. This system reflects AIGFP's evaluation of current market conditions, maturities within the portfolio and uses current interest rates, volatility and other relevant factors associated with the type of derivative, and applies these to the present value of the cash flow structure of the overall portfolio. The system analyzes these discounted cash flow structures or representative financial instruments and suggests for management's decision what, if any, offsetting instruments would be appropriate to purchase or sell.

         Additionally, depending upon the nature of interest rates and market movements during the day, the system will produce reports for management's consideration for intra-day offsetting positions. Overnight, the system generates reports which recommend the types of offsets management should consider for the following day. Additionally, AIGFP operates in certain overseas locations and is essentially open for business 24 hours a day. Thus, the market exposure and offset strategies are monitored, reviewed and coordinated around the clock. Offsetting adjustments are made as and when necessary from any AIGFP office in the world.

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

         AIGTG attempts to secure current market prices which it believes to be reliable such as published prices or third party quotes, to value its derivatives. Where such prices are not available, AIGTG uses an internal methodology which is based upon interpolation or extrapolation from verifiable prices nearest to the dates of the transactions. The methodology may reflect interest and exchange rates, volatility and other relevant factors.

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

         Credit risk exists at a particular point in time when a derivative has a positive fair value. Also, a counterparty may default on any obligation to AIG, including a derivative contract. Credit risk is a consequence of extending credit and/or carrying trading and investment positions. To help manage this risk, the credit departments of AIGFP and AIGTG operate within the guidelines of the AIG Credit Risk Committee which sets credit policy, credit limits for counterparties and provides limits for derivative transactions with counterparties having different credit ratings. In addition to credit ratings, this committee takes into account the industry and country of the counterparty. Transactions which fall outside these pre-established guidelines require the approval of the AIG Credit Risk Committee. This policy includes the establishment of reserves for potential credit impairments.

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

         The significant majority of AIGFP's transactions are contracted and documented under master netting agreements that provide for set- off and close out netting in the event of default. Additionally, AIGFP is currently negotiating with its principal foreign exchange counterparties to implement cross-netting between swap transactions and foreign exchange transactions to further reduce credit risk.

         Excluding regulated exchange transactions, AIGTG, whenever possible, enters into netting agreements with its counterparties which are similar in effect to those discussed above.

           Management of AIG's liquidity profile is designed to ensure that even under adverse conditions AIG is able to raise funds at the most economical cost to fund maturing liabilities and capital and liquidity requirements of its subsidiaries. Sources of funds considered in meeting these objectives include guaranteed investment agreements, issuance of long and short-term debt, maturities and sales of securities available for sale, securities sold under repurchase agreements, trade payables, securities and spot commodities sold, not yet purchased, issuance of equity, and cash provided from operations.
AIG's strong capital position is integral to managing liquidity, as it enables AIG to raise funds in diverse markets worldwide. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

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

         Financial services operating income represented 14.5 percent of AIG's income before income taxes and the cumulative effect of accounting changes in the first nine months of 1994, which compares to 14.9 percent in the same period of 1993. This slight decline is a result of the relative growth in life operating income.


Other Operations

         In the first nine months of 1994, AIG's equity in income of minority-owned insurance operations was $38.4 million compared to $28.8 million in the same period of 1993. The equity interest in insurance companies represented 1.8 percent of income before income taxes and the cumulative effect of accounting changes in 1994, compared to 1.5 percent in 1993.

         Other realized capital losses amounted to $41.5 million and $5.0 million in 1994 and 1993, respectively.

         Other income (deductions)-net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially-owned companies, minority interest in certain consolidated companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In the first nine months of 1994, net deductions amounted to $72.2 million. In the same period of 1993, net deductions amounted to $57.3 million. Included in each of these amounts were $18.7 million and $14.2 million in 1994 and 1993, respectively, resulting from the recognition of minority interests and $4.2 million and $5.2 million in 1994 and 1993, respectively, due to net foreign exchange effects as described above.

         Income before income taxes and the cumulative effect of accounting changes amounted to $2.17 billion in the first nine months of 1994 and $1.91 billion in the same period of 1993.

         In the first nine months of 1994, AIG recorded a provision for income taxes of $569.6 million compared to the provision of $502.8 million in the same period of 1993. These provisions represent effective tax rates of 26.3 percent in each of the respective periods. Income before the cumulative effect of accounting changes amounted to $1.60 billion in the first nine months of 1994 and $1.41 billion in the same period of 1993. The increase in net income resulted from those factors described above.

         At January 1, 1993, AIG's equity in income of minority-owned insurance operations was positively impacted by the cumulative effect of accounting changes on such operations from the adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which was partially offset by the adoption of Statement of Financial Accounting Standards No. 106 "Employer's Accounting for Post-Retirement Benefits Other than Pension Plans". AIG's equity in the cumulative effect of such accounting changes was a net benefit of $20.7 million.

         Net income amounted to $1.60 billion in the first nine months of 1994 and $1.43 billion in the same period of 1993. The increase in net income in 1994 over that of 1993 resulted from those factors described above.


Capital Resources

At September 30, 1994, AIG had total capital funds of $16.20 billion and total borrowings of $16.18 billion.

         Total borrowings at September 30, 1994 and December 31, 1993 were as follows:


  (in thousands)
- --------------------------------------------------------------------------------------------------------------
                                                           September 30,                         December 31,
                                                                    1994                                 1993
==============================================================================================================
 Borrowings under Obligations of
    Guaranteed Investment
 Agreements

    AIGFP                                                    $ 5,342,800                           $6,735,600
- --------------------------------------------------------------------------------------------------------------
 Commercial Paper:
   AIG Funding, Inc.                                             700,900                              891,700

   ILFC*                                                       1,788,000                            1,442,400

   AICCO                                                         745,500                              638,200

   AIGFP                                                           2,900                              176,600
- --------------------------------------------------------------------------------------------------------------
   Total                                                       3,237,300                            3,148,900
- --------------------------------------------------------------------------------------------------------------
 Medium Term Notes:

   ILFC*                                                       1,857,400                            1,753,700

   AIG                                                           155,000                              295,000
- --------------------------------------------------------------------------------------------------------------
   Total                                                       2,012,400                            2,048,700
- --------------------------------------------------------------------------------------------------------------
   Notes and Bonds Payable:

   ILFC*                                                       3,000,000                            2,550,000

   AIGFP                                                         781,800                              521,400

   AIG: Lire bonds                                               159,100                              159,100

           Zero coupon notes                                      64,100                               59,100
- --------------------------------------------------------------------------------------------------------------
   Total                                                       4,005,000                            3,289,600
- --------------------------------------------------------------------------------------------------------------
 Loans and Mortgages Payable                                   1,581,500                              466,300

 ($1,334,100 and $196,900 were not
 guaranteed by AIG in 1994 and 1993.)
- --------------------------------------------------------------------------------------------------------------
 Total Borrowings                                             16,179,000                           15,689,100
- --------------------------------------------------------------------------------------------------------------
 Borrowings not guaranteed by AIG                              7,979,500                            5,943,000

 Matched GIA borrowings                                        5,342,800                            6,735,600
- --------------------------------------------------------------------------------------------------------------
                                                              13,322,300                           12,678,600
- --------------------------------------------------------------------------------------------------------------
 Remaining borrowings of AIG                                 $ 2,856,700                          $ 3,010,500
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

         ILFC increased the aggregate principal amount outstanding of its medium term and term notes to $4.9 billion during the first nine months of 1994, a net increase of $553.8 million. ILFC primarily uses the proceeds of its borrowings to acquire new and used commercial jet aircraft to lease and/or remarket to airlines around the world. At September 30, 1994, ILFC had approximately $2 billion in aggregate principal amount of debt securities registered for issuance from time to time. (See also the discussions under "Operational Review" and "Liquidity" herein.)

         During the first nine months of 1994, AIG did not issue any new medium term notes and $140.0 million of previously issued notes matured. At September 30, 1994, AIG had $247.0 million in aggregate principal amount of debt securities registered for issuance from time to time.

         AIG's capital funds have increased $975.6 million in the first nine months of 1994. Unrealized appreciation of investments, net of taxes, decreased $440.0 million, primarily resulting from the rise in domestic interest rates and their effects on the market values of bonds worldwide. As a result of adopting Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments on Debt and Equity Securities", unrealized appreciation of investments, net of taxes, is now subject to increased volatility resulting from the changes in the market value of bonds available for sale. The cumulative translation adjustment loss, net of taxes, decreased $57.8 million as a result of the general weakness of the U.S. dollar against most major currencies. Retained earnings increased $1.50 billion, resulting from net income less dividends.

         During the first nine months of 1994, AIG repurchased 1.76 million shares of its common stock in the open market at a cost of $150.0 million.

         Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At September 30, 1994 there were no significant statutory or regulatory issues which would impair AIG's financial condition, results of operations or liquidity. (See also the discussion under "Liquidity" herein.)


Liquidity

         At September 30, 1994, AIG's consolidated invested assets included $3.18 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first nine months of 1994 amounted to $4.00 billion.

         Management believes that AIG's liquid assets, its net cash provided by operations, and access to the capital markets will enable it to meet any foreseeable cash requirements.

         AIG's liquidity is primarily derived from the operating cash flows of its general and life insurance operations.

         The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance pretax operating cash flow is derived from two sources, underwriting operations and investment operations.
In the aggregate, AIG's insurance operations generated approximately $5.6 billion in pretax operating cash flow during the first nine months of 1994.
The underwriting cash flow approximated $3.3 billion in the first nine months of 1994. Underwriting cash flow represents periodic premium collections, including policyholders' contracts deposits, as well as paid loss recoveries less reinsurance premiums, losses, benefits, and acquisition and operating expenses paid. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance operations generated approximately $2.3 billion in investment income cash flow during this period of 1994. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains.

         The combined insurance pretax cash flow coupled with its cash and short-term investments of $2.75 billion provided the insurance operations with a significant amount of liquidity. This liquidity is available to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy and collateral and guaranteed loans. With this liquidity coupled with proceeds of approximately $9.2 billion from the maturities, sales and redemptions of fixed income securities and from the sales of marketable equity securities, AIG purchased approximately $14.0 billion of fixed income securities and marketable equity securities. Additionally, over $1.6 billion were disbursed for mortgage loans on real estate, policy and collateral loans. Approximately $900 million of this amount was in connection with new policy loans issued as a result of domestic life insurance operations associated with corporate owned life insurance products.

         The following table is a summary of AIG's invested assets by significant segment, including investment income due and accrued and real estate, at September 30, 1994 and December 31, 1993:


  (dollars in thousands)
- --------------------------------------------------------------------------------------------------------------
                                                    September 30, 1994                 December 31, 1993

                                              Invested           Percent          Invested            Percent
                                                Assets          of Total            Assets           of Total
==============================================================================================================
 General insurance                         $23,308,000             29.6%      $ 22,573,800              33.2%

 Life insurance                             25,425,300             32.3%        22,037,300              32.4%

 Financial services*                        29,573,000             37.5%        22,957,300              33.7%

 Other                                         495,600              0.6%           464,100               0.7%
- --------------------------------------------------------------------------------------------------------------
 Total                                    $ 78,801,900            100.0%      $ 68,032,500             100.0%

==============================================================================================================

* See also the discussion under "Accounting Standards:
  Standards adopted in 1994" herein.

         The following tables are summaries of the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at September 30, 1994 and December 31, 1993:


  (dollars in thousands)

- --------------------------------------------------------------------------------------------------------------

                                                                               Percent    Percent Distribution

 September 30, 1994                   General           Life         Total     of Total    Domestic    Foreign
==============================================================================================================
 Bonds available for sale,

  at market value*                 $4,616,200    $15,936,800   $20,553,000        42.2%      33.5%     66.5%

 Bonds held to maturity,

  at amortized cost                12,715,100            ---    12,715,100        26.1%     100.0%        --

 Common stocks                      2,909,900      2,061,300     4,971,200        10.2%      28.7%     71.3%

 Mortgage loans on real estate,

  policy and collateral loans          41,500      3,960,000     4,001,500         8.2%      40.9%     59.1%

 Short-term investments,

   including time deposits,

   and cash                         1,204,600      1,546,400     2,751,000         5.6%      25.1%     74.9%

 Real estate                          348,600        627,800       976,400         2.0%      18.8%     81.2%

 Investment income due and

  accrued                             414,100        439,100       853,200         1.8%      55.0%     45.0%

 Other invested assets              1,058,000        853,900     1,911,900         3.9%      55.9%     44.1%
- --------------------------------------------------------------------------------------------------------------

 Total                            $23,308,000    $25,425,300   $48,733,300       100.0%      51.4%     48.6%
==============================================================================================================

  * Includes Bonds trading securities, at market value.


  (dollars in thousands)
- --------------------------------------------------------------------------------------------------------------
                                                                               Percent    Percent Distribution

 December 31, 1993                   General           Life         Total     of Total      Domestic   Foreign
==============================================================================================================
 Bonds available for sale,

  at market value*               $ 4,387,800    $13,387,800   $17,775,600        39.9%         39.0%    61.0%

 Bonds held to maturity,

  at amortized cost               12,193,700            ---    12,193,700        27.3%        100.0%      --

 Common stocks                     2,761,800      1,527,200     4,289,000         9.6%         36.1%    63.9%

 Mortgage loans on real

  estate,  policy and

  collateral loans                    96,300      2,678,200     2,774,500         6.2%         24.6%    75.4%

 Short-term investments,

  including time deposits,

  and cash                         1,820,500      2,878,600     4,699,100        10.6%         23.1%    76.9%

 Real estate                         284,300        572,000       856,300         1.9%         16.2%    83.8%

 Investment income due and

  accrued                            429,700        363,900       793,600         1.8%         54.0%    46.0%

 Other invested assets               599,700        629,600     1,229,300         2.7%         53.2%    46.8%
- --------------------------------------------------------------------------------------------------------------
 Total                           $22,573,800    $22,037,300   $44,611,100       100.0%         53.0%    47.0%
==============================================================================================================

 * Includes Bonds trading securities, at market value.

         With respect to bonds, AIG's strategy is to invest in high quality securities while maintaining diversification to avoid significant exposure to issuer, industry and/or country concentrations.

         Approximately 59 percent of the fixed maturity investments are domestic securities. Approximately 41 percent of such domestic securities were rated AAA and approximately three percent were below investment grade or non-rated.

         A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services. However, credit quality rating services similar to the aforementioned rating agencies are not available in all overseas locations. Thus, AIG annually reviews the credit quality of the nonrated fixed income investments, including mortgages, in its foreign portfolio. AIG applies a scale similar to that of Moody's and S&P to the rating of these securities. Coupling the ratings of this internal review with those of the independent agencies indicates that approximately 49 percent of the foreign fixed income investments were rated AAA and approximately one percent were deemed below investment grade at December 31, 1993. AIG believes that there has been no significant change in these ratings through September 30, 1994.

         Although AIG's fixed income insurance portfolios contain minor amounts of securities below investment grade, potentially any fixed income security is subject to downgrade for a variety of reasons subsequent to any balance sheet date.

         At September 30, 1994 approximately 6 percent of the fixed maturities portfolio are Collateralized Mortgage Obligations (CMOs). All the CMOs are investment grade and approximately 86 percent of the CMOs are backed by various U.S. government agencies. Thus, credit risk is minimal.

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

         Mortgage loans on real estate, policy, collateral and guaranteed loans comprised 8.2 percent of AIG's insurance invested assets at September 30, 1994. AIG's insurance holdings of real estate mortgages amounted to $1.58 billion of which 34.1 percent was domestic. At September 30, 1994, no domestic mortgages and only a nominal amount of foreign mortgages were in default. At September 30, 1994, AIG's insurance holdings of collateral loans amounted to $518.1 million, all of which were foreign. It is AIG's practice to require a maximum loan to value ratio of 75 percent at loan origination.

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

         The following table is a summary of the composition of AIG's financial services invested assets, including real estate, at September 30, 1994 and December 31, 1993:


 (dollars in thousands)
- --------------------------------------------------------------------------------------------------------------
                                                    September 30, 1994             December 31, 1993
                                                    ------------------             -----------------

                                                    Invested        Percent        Invested        Percent
                                                      Assets       of Total          Assets       of Total
==============================================================================================================
 Flight equipment primarily under

  operating leases, net of accumulated

  depreciation                                  $ 10,148,000          34.3%     $ 8,555,400          37.3%

 Unrealized gain on interest rate and

  currency swaps, options and forward

  transactions *                                   4,631,200          15.7%              --             --

 Securities available for sale, at market

   value                                           3,500,200          11.8%       4,991,100          21.7%

 Trade receivables                                 3,107,000          10.5%       1,328,400           5.8%

 Securities purchased under agreements

   to resell, at contract value                    2,708,100           9.2%       2,737,500          11.9%

 Trading securities, at market value               2,565,900           8.7%       2,516,200          11.0%

 Spot commodities, at market value                 1,387,400           4.7%         764,200           3.3%

 Net unrealized gain on interest rate and

  currency  swaps, options and forward

  transactions                                            --             --         640,100           2.8%

 Other, including short-term investments           1,525,200           5.1%       1,424,400           6.2%
- --------------------------------------------------------------------------------------------------------------
 Total                                           $29,573,000         100.0%     $22,957,300         100.0%
==============================================================================================================

  * See also the discussion under "Accounting Standards: Standards adopted in 1994" herein.

         As previously discussed, cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financing. The primary sources for the repayment of this debt and the interest expense thereon are the lease receipts received and proceeds from the sale of flight equipment. During 1994, ILFC increased its net financing $1.34 billion for the acquisition of flight equipment costing $2.02 billion.

         The gross unrealized gains and unrealized losses of AIGFP and AIGTG included in the financial services assets as at September 30, 1994 were as follows:

  (in thousands)
- --------------------------------------------------------------------------------------------------------------
                                       Gross                       Gross                     Balance
                                    Unrealized                  Unrealized                    Sheet
                                       Gains                      Losses                      Amount
==============================================================================================================
 Securities available for
  sale, at market value              $ 230,500                   $ 229,500                  $3,500,200

 Trade receivables                   2,343,000                      20,512                   3,107,000

 Trading securities,
  at market value                        --                         --                       2,565,900


 Spot commodities, at
  market value                          267,400                    145,900                   1,387,400

 Unrealized gain/loss
  on interest rate and
  currency swaps,
  options and forward
  transactions *                      4,631,200                  3,703,700                      --
==============================================================================================================


* See also the discussion under "Accounting Standards: Standards adopted in 1994" herein.

         Trading securities, at market value, are marked to market daily with the unrealized gain or loss being recognized in income at that time. These securities are held to meet the short term risk management objectives of AIGFP.

         The interest rate risk on securities available for sale, at market, is managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. The unrealized gains and losses remaining after benefit of the offsets were $6.3 million and $5.3 million.

         Securities available for sale and securities purchased under agreements to resell are primarily purchased with the proceeds of AIGFP's GIA financing. The securities purchased involve varying degrees of credit risk. The average credit rating of AIGFP's securities available for sale at September 30, 1994 was AA. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP generally takes possession of securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring customer credit exposure and requiring additional collateral to be deposited when deemed necessary.

         AIGFP, as principal, enters into interest rate, currency, equity and commodity swaps and forward commitments. The average credit rating of AIGFP's counterparties as a whole, as measured by AIGFP, was AA- at September 30, 1994. As previously described, AIGFP carries its derivatives at fair value. To the extent there are reliable current market data, these derivatives are valued accordingly. Where such market data are not available, AIGFP uses internal
valuation models.   The recorded fair values of these derivative products may
be different than the values that might be realized if AIGFP were to sell or close out the transactions because of limited liquidity for these instruments. (See also the discussions under "Operational Review: Financial Services" and "Accounting Standards: Standards Adopted in 1994" herein.)

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

         RBC standards for property and casualty insurers have been finalized and are effective with the 1994 statutory financial statements to be filed in 1995. Applying these RBC standards to AIG's domestic general operations at December 31, 1993 and September 30, 1994 reveals that the capital of each of the domestic general insurance companies exceeded the RBC requirements. Additionally, no AIG company is on any regulatory or similar "watch list".

         Standards for the life RBC formula and a model act have been approved by regulators and were effective with the 1993 statutory financial statements. At December 31, 1993, the adjusted capital of each of AIG's four domestic life companies exceeded the levels of their RBC capital by multiples approximating from two to more than four. There has been no significant change in the RBC capital of each of these companies through September 30, 1994.

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

         In October 1994, AIG signed a definitive agreement with 20th Century Industries, (20th Century) under which AIG will invest $200 million in a new issue of 9 percent cumulative convertible preferred stock of 20th Century. Dividends on the preferred stock will be paid in cash or in kind for the first three years at 20th Century's option, and in cash thereafter. Additionally, under the definitive agreement, AIG will invest $16 million in warrants for 16 million common shares of 20th Century at a per share exercise price of $13.50. 20th Century has also granted to AIG, at a per share exercise price of $11.33, an option to purchase up to 15 percent of 20th Century's common stock under certain conditions. AIG and 20th Century will enter a strategic alliance to extend the direct marketing of personal automobile insurance into certain western states.

         This transaction is subject to the approval of the 20th Century shareholders.

         On October 31, 1994, ILFC filed a registration statement with respect to 1,000 shares of money market auction preferred stock in two series with a liquidation preference of $100,000 per share. The proceeds of this offering will be used to repay maturing commercial paper.

         ILFC currently has six model 757 and three model MD83 aircraft and one spare engine on lease to Aeromexico. At September 30, 1994, the aggregate net book value of these nine aircraft and one spare engine was $356 million. In September 1994, Aeromexico ceased making lease payments on these and its other leased aircraft due to its financial difficulties. The aggregate monthly rentals due with respect to the nine aircraft and the engine leased to Aeromexico is approximately $2.7 million. ILFC has obtained court orders which would allow ILFC to repossess any of the aircraft if they are flown into certain airports in the United States. However, ILFC understands that these aircraft have been diverted for use only on Mexican domestic flights. Under the terms of its leases, ILFC has the right to and has applied deposits from Aeromexico to the payment of rent. Through October 31, 1994, the amounts of unpaid rents were less than the amount of deposits from Aeromexico held by ILFC. Commencing in November 1994, no additional rents will be accrued on these aircraft and engine until a resolution of this matter has been reached.

         ILFC is currently negotiating with Aeromexico to resolve this matter. No agreement has yet been reached. Management does not believe that this matter will have a material adverse effect on AIG's results of operations, liquidity or financial condition.

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

         In October 1994, FASB issued Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (FASB 118). FASB 118 amends FASB 114 to allow a creditor to use existing methods to recognize interest income on an impaired loan. FASB 118 also amends certain disclosure requirements of FASB 114. This statement is effective at the same time as FASB 114.

         In October 1994, FASB issued Statement of Financial Accounting Standards No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" (FASB 119). FASB 119 requires disclosure about derivative financial instruments and amends FASB Statement No. 105 "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" (FASB 105) and FASB Statement No. 107 "Disclosure about Fair Value of Financial Instruments".

         FASB 119 requires disclosure about the amounts, nature and terms of derivatives that are not subject to FASB 105. Also, FASB 119 requires disclosure about financial instruments held or issued for trading purposes and purposes other than trading. This statement is effective for year end 1994.

PART II - OTHER INFORMATION



ITEM #6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits
                 See accompanying Exhibit Index.

         (b) There were no reports on Form 8-K filed for the nine months ended September 30, 1994.


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



                                      AMERICAN INTERNATIONAL GROUP, INC.
                                      ----------------------------------
                                                 (Registrant)




                                           s/s Howard I. Smith
                                      ----------------------------------
                                               Howard I. Smith
                                      Senior Vice President - Comptroller
                                           (Chief Accounting Officer)




Dated:  November 11, 1994

                                 EXHIBIT INDEX



Exhibit
Number                              Description                                Location
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

  19             Report furnished to security holders...............           None

  22             Published report regarding matters submitted to
                   vote of security holders.........................           None

  23             Consents of experts and counsel....................           None

  24             Power of attorney..................................           None

  27             Financial Data Schedule............................           Provided herewith.

  99             Additional exhibits................................           None
