Form 10-K
AMERICAN INTERNATIONAL GROUP INC
filed 1995-03-31
CIK 5272

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                -------------

                                  Form 10-K
(Mark One)

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
/x/              SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1994

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
/ /              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the Transition period from________to_____________

                         Commission file number 1-8787

                                -------------

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

                                -------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                Name of each exchange on
                 Title of each class                                which registered
                 -------------------                                ----------------
       Common Stock, Par Value $2.50 Per Share                New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

                 Title of each class
                 -------------------
                         None
                                -------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes    x                                      No
             ----------                                    ----------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /.

         The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on January 31, 1995 was approximately $23,460,599,000 computed upon the basis of the closing sales price of the Common Stock on that date.

         As of January 31, 1995, there were outstanding 315,892,792 shares of Common Stock, $2.50 par value, of the registrant.

                      Documents Incorporated by Reference:

         The registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 24, 1995 is incorporated by reference in
Part III of this Form 10-K.

================================================================================

PART I

ITEM 1. BUSINESS

American International Group, Inc. ("AIG"), a Delaware corporation, is a holding company which through its subsidiaries is primarily engaged in a broad range of insurance and insurance-related activities in the United States and abroad. AIG's primary activities include both general and life insurance operations. The principal insurance company subsidiaries are American Home Assurance Company ("American Home"), National Union Fire Insurance Company of Pittsburgh, Pa. ("National Union"), New Hampshire Insurance Company ("New Hampshire"), Lexington Insurance Company ("Lexington"), American International Underwriters Overseas, Ltd. ("AIUO"), American Life Insurance Company ("ALICO"), American International Assurance Company, Limited ("AIA"), Nan Shan Life Insurance Company, Ltd. ("Nan Shan"), The Philippine American Life Insurance Company ("PHILAM"), American International Reinsurance Company, Ltd. and United Guaranty Residential Insurance Company. Other significant activities are financial services and agency and service fee operations. For information on AIG's business segments, see Note 19 of Notes to Financial Statements.

         All per share information herein gives retroactive effect to all stock dividends and stock splits. As of January 31, 1995, beneficial ownership of approximately 16.0 percent, 3.6 percent and 2.4 percent of AIG's Common Stock, $2.50 par value ("Common Stock"), was held by Starr International Company, Inc. ("SICO"), The Starr Foundation and C. V. Starr & Co., Inc. ("Starr"), respectively.

         At December 31, 1994, AIG and its subsidiaries had approximately 32,000 employees.

         The following table shows the general development of the business of AIG on a consolidated basis, the contributions made to AIG's consolidated revenues and operating income and the assets held, in the periods indicated by its general insurance, life insurance, agency and service fee and financial services operations, equity in income of minority-owned insurance companies and realized capital gains. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 19 of Notes to Financial Statements.)

(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                1994           1993            1992           1991           1990
=========================================================================================================================
General insurance operations:
  Gross premiums written                        $ 16,392,409  $  14,901,255    $ 13,615,715   $ 13,336,248   $ 11,926,850
  Net premiums written                            10,865,753     10,025,903       9,138,528      9,146,394      9,267,201
  Net premiums earned                             10,286,831      9,566,640       9,209,390      9,104,632      9,149,414
  Adjusted underwriting profit (loss)(a)             147,517         10,391        (195,084)        (4,809)        75,184
  Net investment income                            1,435,092      1,340,480       1,252,086      1,163,461      1,059,161
  Realized capital gains                              52,487         65,264          67,134         89,275        120,000
  Operating income                                 1,635,096      1,416,135       1,124,136      1,247,927      1,254,345
  Identifiable assets(b)                          51,372,100     46,981,720      42,416,509(b)  29,278,641     27,993,993
-------------------------------------------------------------------------------------------------------------------------
  Loss ratio                                            77.8           79.2            81.5           78.9           78.2
  Expense ratio                                         20.9           20.9            20.9           21.5           21.4
-------------------------------------------------------------------------------------------------------------------------
  Combined ratio                                        98.7          100.1           102.4          100.4           99.6
=========================================================================================================================
Life insurance operations:
  Premium income                                   6,724,321      5,746,046       4,853,087      4,059,354      3,477,598
  Net investment income                            1,748,428      1,499,714       1,313,838      1,139,793        977,343
  Realized capital gains (losses)                     86,706         54,576          43,257         23,219         (6,347)
  Operating income                                   952,484        781,611         667,453        561,839        462,862
  Identifiable assets(b)                          34,496,652     28,381,164      23,472,687(b)  19,986,909     16,319,156
  Insurance in-force at end of year              333,378,811    257,162,102     210,605,862    193,226,288    160,373,296
Agency and service fee operations:
  Commissions, management and other fees             236,778        237,738         225,686        211,210        205,679
  Net investment income                                1,162          1,903           2,611          4,754          5,226
  Operating income                                    54,129         60,247          52,570         46,202         36,663
  Identifiable assets                                184,310        179,297         157,280        188,638        168,846
Financial services operations:
  Commissions, transaction and other fees          1,866,253      1,595,449       1,404,902      1,073,553        704,201
  Operating income                                   404,853        390,038         346,442        222,156        132,505
  Identifiable assets                             30,660,776     25,514,258      27,138,230     20,485,838     14,472,483
Equity in income of minority-owned
  insurance operations                                56,005         39,589          27,929         28,806         24,050
Other realized capital losses                        (52,340)       (12,742)        (11,293)       (14,144)       (14,258)
Revenues(c)                                       22,441,723     20,134,657      18,388,627     16,883,913     15,702,067
Total assets                                     114,346,117    101,014,848      92,722,182     69,389,468     58,201,835
=========================================================================================================================

(a)   Adjusted underwriting profit (loss) is statutory underwriting income
      (loss) adjusted primarily for changes in deferral of acquisition costs. This adjustment is necessary to present the financial statements in accordance with generally accepted accounting principles.

(b) The insurance assets with respect to December 31, 1992 and subsequent years conform to the requirements of FASB 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts".

(c) Represents the sum of general net premiums earned, life premium income, agency commissions, management and other fees, net investment income, financial services commissions, transaction and other fees, equity in income of minority-owned insurance operations and realized capital gains.

         The following table shows identifiable assets, revenues and income derived from operations in the United States and Canada and from operations in other countries for the year ended December 31, 1994. (See also Note 19 of Notes to Financial Statements.)

(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                                                                   PERCENT OF TOTAL
                                                                                             ----------------------------
                                                              UNITED STATES           OTHER  UNITED STATES          OTHER
                                                       TOTAL     AND CANADA       COUNTRIES     AND CANADA      COUNTRIES
=========================================================================================================================
General insurance operations:
  Net premiums earned                           $ 10,286,831    $ 6,827,708     $ 3,459,123           66.4%          33.6%
  Adjusted underwriting profit (loss)                147,517        (91,524)        239,041             --             --
  Net investment income                            1,435,092      1,147,595         287,497           80.0           20.0
  Realized capital gains (losses)                     52,487         62,676         (10,189)            --             --
  Operating income                                 1,635,096      1,118,747         516,349           68.4           31.6
  Identifiable assets                             51,372,100     40,799,419      10,572,681           79.4           20.6
Life insurance operations:
  Premium income                                   6,724,321        370,112       6,354,209            5.5           94.5
  Net investment income                            1,748,428        600,616       1,147,812           34.4           65.6
  Realized capital gains                              86,706          4,028          82,678            4.6           95.4
  Operating income                                   952,484         42,271         910,213            4.4           95.6
  Identifiable assets                             34,496,652      8,563,247      25,933,405           24.8           75.2
Agency and service fee operations:
  Commissions, management and other fees             236,778        234,479           2,299           99.0            1.0
  Net investment income                                1,162          1,149              13           98.9            1.1
  Operating income                                    54,129         52,764           1,365           97.5            2.5
  Identifiable assets                                184,310        162,566          21,744           88.2           11.8
Financial services operations:
  Commissions, transaction and other fees          1,866,253      1,554,701         311,552           83.3           16.7
  Operating income                                   404,853        277,992         126,861           68.7           31.3
  Identifiable assets                             30,660,776     24,757,029       5,903,747           80.7           19.3
Equity in income of minority-owned
  insurance operations                                56,005         42,719          13,286           76.3           23.7
Other realized capital losses                        (52,340)       (39,878)        (12,462)            --             --
Income before income taxes and cumulative
  effect of accounting changes                     2,951,979      1,420,399       1,531,580           48.1           51.9
Revenues                                          22,441,723     10,805,905      11,635,818           48.2           51.8
Total Assets                                     114,346,117     71,838,459      42,507,658           62.8           37.2
=========================================================================================================================

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

         The business of United Guaranty Corporation ("UGC") and its subsidiaries is also included in the domestic operations of AIG. The principal business of the UGC subsidiaries is the writing of residential mortgage loan insurance, which is guaranty insurance on conventional first mortgage loans on single-family dwellings and condominiums. Such insurance protects lenders against loss if borrowers default. UGC subsidiaries also write commercial mortgage loan insurance covering first mortgage loans on commercial real estate, home equity and property improvement loan insurance on loans to finance residential property improvements, alterations and repairs and for other purposes not necessarily related to real estate, and rent guaranty insurance on commercial and industrial real estate. UGC had approximately $10 billion of mortgage guarantee risk in-force at December 31, 1994.

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

         During 1994 domestic general and foreign general insurance business accounted for 67.0 percent and 33.0 percent, respectively, of AIG's net premiums written.

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

         The following table summarizes general insurance premiums written and earned:

(in thousands)
---------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                             WRITTEN         EARNED
===========================================================================
1994
---------------------------------------------------------------------------
Gross premiums                                   $16,392,409    $15,665,787
Ceded premiums                                    (5,526,656)    (5,378,956)
---------------------------------------------------------------------------
Net premiums                                     $10,865,753    $10,286,831
===========================================================================
1993
---------------------------------------------------------------------------
Gross premiums                                   $14,901,255    $14,405,992
Ceded premiums                                    (4,875,352)    (4,839,352)
---------------------------------------------------------------------------
Net premiums                                     $10,025,903    $ 9,566,640
===========================================================================
1992
---------------------------------------------------------------------------
Gross premiums                                   $13,615,715    $13,616,700
Ceded premiums                                    (4,477,187)    (4,407,310)
---------------------------------------------------------------------------
Net premiums                                     $ 9,138,528    $ 9,209,390
===========================================================================

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

         AIG is well diversified both in terms of lines of business and geographic locations. Of the general insurance lines of business, workers' compensation was approximately 16 percent of AIG's net premiums written. This line is well diversified geographically and is generally written on a retrospectively rated basis which reduces its exposure to material uncertainty or risks.

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

         The following table is a summary of the general insurance operations, including ratios, by major operating category for the year ended December 31, 1994. (See also Note 19(b) of Notes to Financial Statements.)

(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                                                   RATIO OF       RATIO OF
                                                                                 LOSSES AND   UNDERWRITING
                                                                              LOSS EXPENSES       EXPENSES
                                                        NET PREMIUMS            INCURRED TO    INCURRED TO
                                                 --------------------------    NET PREMIUMS   NET PREMIUMS       COMBINED
                                                     WRITTEN         EARNED          EARNED        WRITTEN          RATIO
=========================================================================================================================
Foreign                                          $ 3,588,608    $ 3,459,123            59.7           33.2           92.9
Commercial casualty(a)                             5,718,053      5,329,215            82.6           13.1           95.7
Commercial property                                  309,802        294,944           102.0           23.9          125.9
Pools and associations(b)                            552,975        533,632           145.9           17.3          163.2
Personal lines(c)                                    492,122        464,120            82.7           21.8          104.5
Mortgage guaranty                                    204,193        205,797            37.2           26.6           63.8
-------------------------------------------------------------------------------------------------------------------------
Total                                            $10,865,753    $10,286,831            77.8           20.9           98.7
=========================================================================================================================

(a)   Including workers' compensation and retrospectively rated risks.

(b)   Including involuntary pools.

(c)   Including mass marketing and specialty programs.

         Loss and expense ratios of AIG's consolidated general insurance operations are set forth in the following table. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------
                                                           RATIO OF        RATIO OF
                                                         LOSSES AND    UNDERWRITING
                                                      LOSS EXPENSES        EXPENSES
                                   NET PREMIUMS         INCURRED TO     INCURRED TO                                   INDUSTRY
                           --------------------------- NET PREMIUMS    NET PREMIUMS    COMBINED    UNDERWRITING       COMBINED
YEARS ENDED DECEMBER 31,       WRITTEN         EARNED        EARNED         WRITTEN       RATIO          MARGIN          RATIO*
==============================================================================================================================
1994                       $10,865,753    $10,286,831          77.8            20.9        98.7             1.3          109.7
1993                        10,025,903      9,566,640          79.2            20.9       100.1            (0.1)         107.9
1992                         9,138,528      9,209,390          81.5            20.9       102.4            (2.4)         119.1
1991                         9,146,394      9,104,632          78.9            21.5       100.4            (0.4)         109.5
1990                         9,267,201      9,149,414          78.2            21.4        99.6             0.4          109.4
==============================================================================================================================

* Source: Best's Aggregates & Averages (Stock insurance companies, after dividends to policyholders).

The ratio for 1994 reflects estimated results provided by Conning & Company.

         During 1994, of the direct general insurance premiums written (gross premiums less return premiums and cancellations, excluding reinsurance assumed and before deducting reinsurance ceded), 9.7 percent and 10.2 percent were written in California and New York, respectively (no other state accounted for more than 5 percent of such premiums).

         There was no significant adverse effect on AIG's results of operations from the economic environments in any one state, country or geographic region for the year ended December 31, 1994.

DISCUSSION AND ANALYSIS OF CONSOLIDATED NET LOSS AND
LOSS EXPENSE RESERVE DEVELOPMENT

The reserve for net losses and loss expenses is exclusive of applicable reinsurance and represents the accumulation of estimates for reported losses ("case basis reserves") and provisions for losses incurred but not reported ("IBNR"). AIG does not discount its loss reserves other than for minor amounts related to certain workers' compensation claims.

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

         The "Analysis of Consolidated Net Loss and Loss Expense Reserve Development", which follows, presents the development of net loss and loss expense reserves for calendar years 1984 through 1994. The upper half of the table shows the cumulative amounts paid during successive years related to the opening loss reserves. For example, with respect to the net loss and loss expense reserve of $3,132.7 million as of December 31, 1984, by the end of 1994 (ten years later) $3,772.9 million had actually been paid in settlement of these net loss reserves. In addition, as reflected in the lower section of the table, the original reserve of $3,132.7 million was reestimated to be $4,119.7 million at December 31, 1994. This increase from the original estimate would generally be a combination of a number of factors, including reserves being settled for larger amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The redundancy (deficiency) depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective column heading. For example, the redundancy of $122.7 million at December 31, 1994 related to December 31, 1993 net losses and loss expense reserves of $17,557.0 million represents the cumulative amount by which reserves for 1993 and prior years have developed redundantly during 1994.

ANALYSIS OF CONSOLIDATED NET LOSSES AND
LOSS EXPENSE RESERVE DEVELOPMENT

(in millions)
----------------------------------------------------------------------------------------------------------
                                         1984        1985        1986        1987         1988        1989
==========================================================================================================
Reserve for Net Losses and Loss
  Expenses, December 31,             $3,132.7    $4,034.9    $6,199.3    $8,670.7    $11,086.1   $12,958.5
Paid (Cumulative) as of:
  One Year Later                      1,288.8     1,576.1     2,300.1     2,619.2      3,266.9     3,940.3
  Two Years Later                     2,183.9     2,823.2     3,676.4     4,315.9      5,451.5     6,476.6
  Three Years Later                   2,723.9     3,321.1     4,340.7     5,496.6      6,904.5     8,350.8
  Four Years Later                    2,934.6     3,589.5     4,919.1     6,207.5      7,966.2     9,721.3
  Five Years Later                    3,072.9     3,886.5     5,260.3     6,757.2      8,792.1    10,764.8
  Six Years Later                     3,235.6     4,055.3     5,593.1     7,246.1      9,449.6
  Seven Years Later                   3,329.8     4,267.7     5,902.7     7,616.7
  Eight Years Later                   3,496.2     4,464.7     6,113.2
  Nine Years Later                    3,640.0     4,629.6
  Ten Years Later                     3,772.9
Net Liability Reestimated as of:
  End of Year                         3,132.7     4,034.9     6,199.3     8,670.7     11,086.1    12,958.5
  One Year Later                      3,269.9     4,164.2     6,268.3     8,523.6     10,923.8    12,844.5
  Two Years Later                     3,447.0     4,404.2     6,354.3     8,492.4     10,856.9    12,843.9
  Three Years Later                   3,638.8     4,502.0     6,397.5     8,488.1     10,811.9    12,809.2
  Four Years Later                    3,669.6     4,573.4     6,491.1     8,472.3     10,774.9    12,896.4
  Five Years Later                    3,744.2     4,672.4     6,531.2     8,472.0     10,805.1    13,064.6
  Six Years Later                     3,819.0     4,728.9     6,598.0     8,470.0     10,953.6
  Seven Years Later                   3,861.2     4,824.5     6,681.0     8,577.4
  Eight Years Later                   3,953.3     4,925.6     6,770.0
  Nine Years Later                    3,970.4     5,052.0
  Ten Years Later                     4,119.7
  Redundancy/(Deficiency)              (987.0)   (1,017.1)     (570.7)       93.3        132.5      (106.1)
==========================================================================================================

(in millions)
----------------------------------------------------------------------------------------------
                                         1990        1991        1992        1993         1994
==============================================================================================
Reserve for Net Losses and Loss
  Expenses, December 31,            $14,699.2   $15,839.9   $16,756.8   $17,557.0    $18,418.9
Paid (Cumulative) as of:
  One Year Later                      4,315.2     4,747.8     4,882.7     5,146.3
  Two Years Later                     7,349.7     8,015.4     8,289.4
  Three Years Later                   9,561.0    10,436.2
  Four Years Later                   10,223.5
  Five Years Later
  Six Years Later
  Seven Years Later
  Eight Years Later
  Nine Years Later
  Ten Years Later
Net Liability Reestimated as of:
  End of Year                        14,699.2    15,839.9    16,756.8    17,557.0     18,418.9
  One Year Later                     14,596.2    15,828.1    16,807.0    17,434.3
  Two Years Later                    14,595.4    15,902.9    16,603.4
  Three Years Later                  14,723.7    15,989.7
  Four Years Later                   14,965.4
  Five Years Later
  Six Years Later
  Seven Years Later
  Eight Years Later
  Nine Years Later
  Ten Years Later
  Redundancy/(Deficiency)              (266.2)     (149.8)      153.4       122.7
==============================================================================================

         The trend depicted in the latest development year in the reestimated liability portion of the "Analysis of Consolidated Net Losses and Loss Expense Reserve Development" table indicates that the overall position of AIG's 1993 and prior reserves one year later is fairly comparable to the trends reflected in recent years. The variations in development from original reserves in the later years of the table are relatively insignificant both in terms of aggregate amounts and as a percentage of the initial reserve balances.

RECONCILIATION OF NET RESERVE FOR LOSSES AND
LOSS EXPENSES

(in millions)
---------------------------------------------------------------------------
                                         1994           1993           1992
===========================================================================
Net reserve for losses and loss
  expenses at beginning of year     $17,557.0      $16,756.8      $15,839.9
---------------------------------------------------------------------------
Losses and loss expenses incurred:
  Current year                        8,158.4        7,530.7        7,497.1
  Prior years*                         (152.8)          45.3            6.4
---------------------------------------------------------------------------
                                      8,005.6        7,576.0        7,503.5
---------------------------------------------------------------------------
Losses and loss expenses paid:
  Current year                        1,997.4        1,893.1        1,838.8
  Prior years                         5,146.3        4,882.7        4,747.8
---------------------------------------------------------------------------
                                      7,143.7        6,775.8        6,586.6
---------------------------------------------------------------------------
Net reserve for losses and loss
  expenses at end of year           $18,418.9      $17,557.0      $16,756.8
===========================================================================

* Does not include the effects of foreign exchange adjustments as described above, which are reflected in the above table.

         Approximately 50 percent of the net losses and loss expense reserves are paid out within two years of the date incurred. The remaining net losses and loss expense reserves, particularly those associated with the casualty lines of business, may extend to 20 years or more.

         For further discussion regarding net reserves for losses and loss expenses, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The reserve for losses and loss expenses as reported in AIG's Consolidated Balance Sheet at December 31, 1994, differs from the total reserve reported in the Annual Statements filed with state insurance departments and, where appropriate, with foreign regulatory authorities. The difference at December 31, 1994 is primarily because of minor discounting on certain workers' compensation claims, estimates for unrecoverable reinsurance and additional reserves relating to certain foreign operations. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

         The reserve for gross losses and loss expenses is prior to reinsurance and represents the accumulation for reported losses and IBNR. Management reviews the adequacy of established gross losses reserves in the manner previously described for net losses reserves.

         The "Analysis of Consolidated Gross Losses and Loss Expense Reserve Development", which follows, presents the development of gross losses and loss expense reserves for calendar years 1994, 1993 and 1992. As with the net losses and loss expense reserve development, the redundancies of $180.3 million and $332.0 million for 1993 and 1992, respectively, are relatively insignificant both in terms of an aggregate amount and as a percentage of the initial reserve balance.

ANALYSIS OF CONSOLIDATED GROSS LOSSES AND
LOSS EXPENSE RESERVE DEVELOPMENT

(in millions)
---------------------------------------------------------------------------
                                         1992           1993           1994
===========================================================================
Gross losses and loss
  expenses, December 31,            $28,156.8      $30,046.2      $31,435.4
Paid (cumulative) as of:
  One Year Later                      7,280.9        8,807.1
  Two Years Later                    13,006.0
Gross Liability Reestimated as of:
  End of Year                        28,156.8       30,046.2       31,435.4
  One Year Later                     28,253.4       29,865.9
  Two Years Later                    27,824.8
Redundancy                              332.0          180.3
===========================================================================

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

         In the United States, AIG has four domestic life subsidiaries:
American International Life Assurance Company of New York, AIG Life Insurance Company, Delaware American Life Insurance Company, and Pacific Union Assurance Company. These companies utilize multiple distribution channels including brokerage and career and general agents to offer primarily financial and investment products and specialty forms of accident and health coverage for individuals and groups, including employee benefit plans. The domestic life business comprised 5.5 percent of total life premium income in 1994.

         Life insurance operations in foreign countries comprised 94.5 percent of life premium income and 95.6 percent of operating income in 1994. AIG operates overseas through four main subsidiary companies, ALICO, AIA , Nan Shan and PHILAM. Although ALICO is incorporated in Delaware, all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in approximately 50 countries located in Europe, Africa, Latin America, the Middle East, and the Far East, with Japan being the largest territory. AIA operates primarily in Hong Kong, Singapore, Malaysia and Thailand. Nan Shan operates primarily in Taiwan while PHILAM in the Philippines.

         Traditional life insurance products such as whole life and endowment continue to be significant in the overseas companies, especially in Southeast Asia, while a mixture of traditional, accident and health and financial products are sold in Japan.

         In addition to the above, AIG also has subsidiary operations in Switzerland (Ticino Societa d'Assicurazioni Sulla Vita), Puerto Rico (AIG Life Insurance Company of Puerto Rico) and conducts life insurance business through AIUO subsidiary companies in certain countries in Central and South America.

         The foreign life companies have approximately 100,000 career agents and sell their products largely to indigenous persons in local currencies. In addition to the agency outlets, these companies also distribute their products through direct marketing channels, such as mass marketing, and through brokers and other distribution outlets such as financial institutions.

         The following table summarizes the life insurance operating results for the year ended December 31, 1994. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    AVERAGE
                                                                NET                                DIRECT       TERMINATION RATE
                                              PREMIUM    INVESTMENT       OPERATING             INSURANCE      -------------------
                                               INCOME        INCOME          INCOME(a)           IN-FORCE        LAPSE       OTHER
==================================================================================================================================
Individual:
  Life                                     $5,037,032    $1,126,290        $517,235          $260,187,171(b)       7.1%        1.9%
  Annuity                                      60,981       344,087          22,788                      (c)
  Accident and health                         931,620        62,822         268,627                      (c)
Group:
  Life                                        331,140        20,413          27,158            73,191,640          8.3%        7.2%
  Pension                                       8,905       181,078          15,107                      (c)
  Accident and health                         354,643        18,932          22,344                      (c)
Realized capital gains                             --            --          86,706                      (c)
Consolidation adjustments                          --        (5,194)         (7,481)                     (c)
----------------------------------------------------------------------------------------------------------------------------------
TOTAL                                      $6,724,321    $1,748,428        $952,484          $333,378,811
==================================================================================================================================

(a)   Including income related to investment type products.

(b)   Including $160.13 billion of whole life insurance and endowments.

(c)   Not applicable.

INSURANCE INVESTMENT OPERATIONS

A significant portion of AIG's general and life operating revenues are derived from AIG's insurance investment operations. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 2, 8 and 19 of Notes to Financial Statements.)

      The following table is a summary of the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at December 31, 1994:

(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             PERCENT DISTRIBUTION
                                                                                                  PERCENT   ----------------------
                                                  GENERAL             LIFE            TOTAL      OF TOTAL    DOMESTIC      FOREIGN
==================================================================================================================================
Fixed maturities:
  Available for sale, at market value(a)      $ 4,995,778      $16,890,709      $21,886,487          43.3%       32.2%        67.8%
  Held to maturity, at amortized cost(b)       13,454,310               --       13,454,310          26.6       100.0           --
Equity securities, at market value(c)           2,799,728        2,090,421        4,890,149           9.7        30.4         69.6
Mortgage loans on real estate, policy
  and collateral loans                             27,725        4,534,604        4,562,329           9.0        43.1         56.9
Short-term investments, including
  time deposits, and cash                         954,901        1,212,933        2,167,834           4.3        27.6         72.4
Real estate                                       364,115          648,938        1,013,053           2.0        18.0         82.0
Investment income due and accrued                 446,745          471,281          918,026           1.8        57.5         42.5
Other invested assets                             829,757          841,185        1,670,942           3.3        50.9         49.1
----------------------------------------------------------------------------------------------------------------------------------
Total                                         $23,873,059      $26,690,071      $50,563,130         100.0%       51.7%        48.3%
==================================================================================================================================

(a)   Includes $163,956 of bonds trading securities, at market value.

(b)   Includes $412,503 of preferred stocks, at amortized cost.

(c)   Includes $61,937 of preferred stocks, at market value.

         The following table summarizes the investment results of the general insurance operations. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of Notes to Financial Statements.)

(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------
                          ANNUAL AVERAGE CASH AND INVESTED ASSETS
                         ------------------------------------------
                                  CASH                                                       RATE OF RETURN
                            (INCLUDING                                          NET       ---------------------       REALIZED
                            SHORT-TERM       INVESTED                    INVESTMENT                    INVESTED        CAPITAL
YEARS ENDED DECEMBER 31,  INVESTMENTS)         ASSETS(a)      TOTAL          INCOME(b)    TOTAL(c)       ASSETS(d)       GAINS
==============================================================================================================================
1994                        $1,387,704    $21,836,228   $23,223,932      $1,435,092         6.2%            6.6%       $52,487
1993                         1,779,647     19,766,959    21,546,606       1,340,480         6.2             6.8         65,264
1992                         1,766,031     18,285,417    20,051,448       1,252,086         6.2             6.8         67,134
1991                         1,828,346     16,960,076    18,788,422       1,163,461         6.2             6.9         89,275
1990                         1,842,262     15,139,966    16,982,228       1,059,161         6.2             7.0        120,000
==============================================================================================================================

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

(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                                          ASSETS AT END OF PERIOD
                                             ----------------------------------------------
                                                     CASH                                                                 REALIZED
                                               (INCLUDING                                             NET   NET YIELD      CAPITAL
                                               SHORT-TERM         INVESTED                     INVESTMENT     ON MEAN        GAINS
YEARS ENDED DECEMBER 31,                     INVESTMENTS)           ASSETS(a)         TOTAL        INCOME(b)   ASSETS(c)   (LOSSES)
==================================================================================================================================
1994                                           $1,212,932      $25,477,139      $26,690,071    $1,748,428         7.4%     $86,706
1993                                            2,878,563       19,158,688       22,037,251     1,499,714         7.8       54,576
1992                                            2,516,001       15,413,653       17,929,654     1,313,838         8.3       43,257
1991                                            2,092,084       12,968,083       15,060,167     1,139,793         8.7       23,219
1990                                            1,789,392       10,602,567       12,391,959       977,343         9.1       (6,347)
==================================================================================================================================

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

FINANCIAL SERVICES OPERATIONS

AIG operations which contribute to financial services income include primarily A.I. Credit Corp. ("AICCO"), AIG Financial Products Corp. and its subsidiary companies ("AIGFP"), AIG Trading Group Inc. and its subsidiaries ("AIGTG"), International Lease Finance Corporation ("ILFC") and UeberseeBank AG. AICCO's business is principally in premium financing. AIGFP engages in financial transactions, including long-dated interest rate and currency swaps and structures borrowings through guaranteed investment agreements. AIGTG engages in various commodities trading, foreign exchange trading and market making activities. ILFC is engaged primarily in the acquisition of new and used commercial jet aircraft and the leasing and remarketing of such aircraft to airlines around the world. UeberseeBank AG operates as a Swiss bank. Other financial services operations are AIG Global Investors, Inc. and AIG
Investment Corporation and their subsidiaries, which manage the investment portfolios of various AIG subsidiaries. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 9 and
11 of Notes to Financial Statements.)

         The following table is a summary of the composition of AIG's financial services invested assets and liabilities at December 31, 1994. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of Notes to Financial Statements.)

(in thousands)
===========================================================================
Financial services invested assets:
  Flight equipment primarily under operating leases,
    net of accumulated depreciation                             $10,723,527
  Securities available for sale, at market value                  3,796,792
  Trading securities, at market value                             2,483,637
  Spot commodities, at market value                                 916,833
  Unrealized gain on interest rate and currency
    swaps, options and forward transactions                       4,650,743
  Securities purchased under agreements to resell,
    at contract value                                             1,209,403
  Trade receivables                                               2,629,734
  Other, including short-term investments                         1,509,593
---------------------------------------------------------------------------
Total financial services invested assets                        $27,920,262
===========================================================================
Financial services liabilities:
  Borrowings under obligations of guaranteed
    investment agreements                                       $ 5,535,318
  Securities sold under agreements to repurchase,
    at contract value                                             1,342,064
  Trade payables                                                  2,108,263
  Securities sold but not yet purchased, principally
    obligations of the U.S. Government and
    Government agencies, at market value                            192,898
  Spot commodities sold but not yet purchased,
    at market value                                                 369,089
  Unrealized loss on interest rate and currency
    swaps, options and forward transactions                       3,659,450
  Deposits due to banks and other depositors                        655,973
  Commercial paper                                                1,960,545
  Notes, bonds and loans payable                                  7,567,046
---------------------------------------------------------------------------
Total financial services liabilities                            $23,390,646
===========================================================================

         The following table is a summary of the revenues of AIG's financial services operations for the year ended December 31, 1994. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of Notes to Financial Statements.)

(in thousands)
===========================================================================
Financial services revenues:
  ILFC                                                           $1,097,599
  AIGFP*                                                            279,058
  AIGTG*                                                            246,643
  Other                                                             242,953
---------------------------------------------------------------------------
Total financial service revenues                                 $1,866,253
===========================================================================

* Represents net trading revenues.

         Other financial services activities include AIG's 30 percent interest in AB Asesores CFMB, S.L., a Spanish brokerage, investment banking and private investment management firm, and certain investment management and venture capital operations in various overseas financial services sectors.

OTHER OPERATIONS

Small AIG subsidiaries provide insurance-related services such as adjusting claims and marketing specialized products. AIG has several other relatively small subsidiaries which carry on various businesses. Mt. Mansfield Company, Inc. owns and operates the ski slopes, lifts, school and an inn located at Stowe, Vermont.

ADDITIONAL INVESTMENTS

As of March 15, 1995, AIG holds a 46.4 percent interest in Transatlantic Holdings, Inc., a reinsurance holding company, and a 19.9 percent interest in Richmond Insurance Company, Ltd., a reinsurer. (See also Note 1(n) of Notes to Financial Statements.) During 1992, AIG acquired convertible preferred stock in The Robert Plan Corporation, a leading servicer and underwriter of private passenger and commercial automobile insurance in urban markets. During 1993, AIG acquired a 23.1 percent interest in Kroll Associates, an international investigation and consulting firm. AIG holds a 23.9 percent interest in SELIC Holdings, Ltd., an insurance holding company and a 24.4 percent interest in IPC Holding, Ltd., a reinsurance holding company. During 1994, AIG invested $200 million in non-voting convertible preferred stock of Alexander and Alexander Services, Inc., an independent insurance brokerage operation. As of March 24, 1995, AIG had invested $236 million in convertible preferred stock and warrants of 20th Century Industries, a low-cost provider of mass marketed auto insurance in California.

LOCATIONS OF CERTAIN ASSETS

As of December 31, 1994, approximately 37 percent of the consolidated assets of AIG were located in foreign countries (other than Canada), including $925.2 million of cash and securities on deposit with foreign regulatory authorities. Foreign operations and assets held abroad may be adversely affected by political developments in foreign countries, including such possibilities as tax changes, nationalization and changes in regulatory policy, as well as by consequence of hostilities and unrest. The risks of such occurrences and their overall effect upon AIG vary from country to country and cannot easily be predicted. If expropriation or nationalization does occur, AIG's policy is to take all appropriate measures to seek recovery of such assets. Certain of the countries in which AIG's business is conducted have currency restrictions which generally cause a delay in a company's ability to repatriate assets and profits. (See also Notes 1(t), 2 and 19(d) of Notes to Financial Statements.)

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

         AIG's insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and by other jurisdictions in which they do business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relate primarily to approval of policy forms and rates, the standards of solvency that must be met and maintained, including risk based capital measurements, the licensing of insurers and their agents, the nature of and limitations on investments, restrictions on the size of risks which may be insured under a single policy, deposits of securities for the benefit of policyholders, methods of accounting, periodic examinations of the affairs of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of policyholders rather than security holders. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

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

         These statutory surplus of each of AIG's domestic general and life insurance company subsidiaries exceeded its RBC standards by considerable margins as of December 31, 1994.

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

         The insurance industry is highly competitive. Within the United States, AIG's general insurance subsidiaries compete with approximately 4,300 other stock companies, specialty insurance organizations, mutual companies and other underwriting organizations. AIG's life insurance companies compete in the United States with some 1,600 life insurance companies and other participants in related financial service fields. Overseas, AIG subsidiaries compete for business with foreign insurance operations of the larger U.S. insurers and local companies in particular areas in which they are active.

         AIG's financial services subsidiaries, particularly AIGTG and AIGFP, operate in a highly competitive environment both domestically and overseas. Principal sources of competition are banks, investment banks and other non-bank financial institutions.

ITEM 2. PROPERTIES

AIG and its subsidiaries operate from approximately 250 offices in the United States, 5 offices in Canada and numerous offices in other foreign countries. The offices in Manchester, New Hampshire; Springfield, Illinois; Houston, Texas; Atlanta, Georgia; Baton Rouge, Louisiana; Wilmington, Delaware; Hato Rey, Puerto Rico; San Diego, California; Greensboro, North Carolina; Livingston, New Jersey; 70 Pine Street and 72 Wall Street in New York City; and offices in approximately 30 foreign countries including Bermuda, Hong Kong, the Philippines, Japan, England, Singapore, Taiwan and Thailand are located in buildings owned by AIG and its subsidiaries. The remainder of the office space utilized by AIG subsidiaries is leased.

ITEM 3. LEGAL PROCEEDINGS

AIG and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. AIG does not believe that such litigation will have a material adverse effect on its financial condition, future operating results or liquidity. (See also the Discussion and Analysis of Consolidated Net Loss and Loss Expense Reserve Development and Management's Discussion and Analysis of Financial Condition and Results of Operations.)

ITEM 4. SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1994.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the directors and executive officers of AIG. All directors are elected at the annual meeting of shareholders. All officers serve at the pleasure of the Board of Directors, but subject to the foregoing, are elected for terms of one year expiring in May of each year.


--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       SERVED AS
                                                                                                                     DIRECTOR OR
                                                                                                                         OFFICER
NAME                              TITLE                                                                      AGE           SINCE
================================================================================================================================
M. Bernard Aidinoff*              Director                                                                   66             1984
Lloyd Bentsen                     Director                                                                   74             1995
Marshall A. Cohen                 Director                                                                   59             1992
Barber B. Conable, Jr.            Director                                                                   72             1991
Martin S. Feldstein               Director                                                                   55             1987
Houghton Freeman                  Director                                                                   73             1967
Leslie L. Gonda                   Director                                                                   75             1990
M. R. Greenberg*                  Director, Chairman, and Chief Executive Officer                            69             1967
Carla A. Hills                    Director                                                                   61             1993
Frank J. Hoenemeyer               Director                                                                   75             1985
John I. Howell*                   Director                                                                   78             1969
Edward E. Matthews                Director and Vice Chairman-Finance                                         63             1973
Dean P. Phypers                   Director                                                                   66             1979
John J. Roberts*                  Director and Vice Chairman-External Affairs                                72             1967
Ernest E. Stempel*                Director and Vice Chairman-Life Insurance                                  78             1967
Thomas R. Tizzio*                 Director and President                                                     57             1982
Jeffrey W. Greenberg              Executive Vice President-Domestic General Insurance-Brokerage              43             1987
Edmund S. W. Tse                  Executive Vice President-Life Insurance                                    57             1991
Lawrence W. English               Senior Vice President-Administration                                       53             1985
Axel I. Freudmann                 Senior Vice President-Human Resources                                      48             1986
John G. Hughes                    Senior Vice President-Worldwide Claims                                     64             1978
Kevin H. Kelley                   Senior Vice President-Domestic General Insurance-Brokerage                 44             1991
Win J. Neuger                     Senior Vice President and Chief Investment Officer                         45             1995
R. Kendall Nottingham             Senior Vice President-Life Insurance                                       56             1991
Petros K. Sabatacakis             Senior Vice President-Financial Services                                   48             1992
Robert M. Sandler                 Senior Vice President, Senior Casualty Actuary and Senior Claims Officer   52             1980
Howard I. Smith                   Senior Vice President and Comptroller                                      50             1984
Stephen Y. N. Tse                 Senior Vice President                                                      64             1974
Wayland M. Mead                   Acting General Counsel                                                     63             1975
Robert K. Conry                   Vice President and Director of Internal Audit                              42             1992
Patrick J. Foley                  Vice President                                                             64             1982
Robert E. Lewis                   Vice President and Chief Credit Officer                                    44             1993
Christian M. Milton               Vice President-Reinsurance                                                 47             1985
Nicholas A. O'Kulich              Vice President-Life Insurance                                              51             1991
Douglas A. Paul                   Vice President-Strategic Planning                                          46             1983
Frank Petralito II                Vice President and Director of Taxes                                       58             1978
Kathleen E. Shannon               Vice President and Secretary                                               45             1986
Joseph H. Umansky                 Vice President and Deputy Comptroller                                      47             1992
John T. Wooster, Jr.              Vice President-Communications                                              55             1989
William N. Dooley                 Treasurer                                                                  41             1992
================================================================================================================================

* Member of Executive Committee.

         Except as hereinafter noted, each of the directors who is also an executive officer of AIG and each of the other executive officers has, for more than five years, occupied an executive position with AIG or companies that are now its subsidiaries, or with Starr. Jeffrey W. Greenberg is the son of M.R. Greenberg. There are no other arrangements or understandings between any director or officer and any other person pursuant to which the director or officer was elected to such position. Mr. Lewis was Assistant General Manager for North America, Chief Credit Officer, and senior executive responsible for risk and exposure management of ING Bank in New York, the bank division of Internationale Nederlanden Group, from 1988 until joining AIG in October, 1993. Mr. O'Kulich was president of Maccabees Life & Annuity Company from 1982 to July 31, 1989 and was self employed from August, 1989 until joining AIG in May, 1990. Mr. Sabatacakis was Managing Director and head of the Capital Markets and Treasury Group of Chemical Banking Corporation prior to joining AIG in February, 1992. Mr. Neuger was Managing Director, Global Investment Management-Equity at Bankers Trust Company prior to joining AIG in February, 1995.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
RELATED SECURITY HOLDER MATTERS

(a) The table below shows the high and low closing sales prices per share of AIG's common stock, as reported on the New York Stock Exchange Composite Tape, for each quarter of 1994 and 1993, as adjusted for the 50 percent common stock split in the form of a common stock dividend paid July 30, 1993. All prices are as reported by the National Quotation Bureau, Incorporated.

---------------------------------------------------------------------
                                        1994              1993
                                  ---------------    ----------------
                                   High      Low     High      Low
---------------------------------------------------------------------
First Quarter                     92 5/8   82 1/2    85 1/8    75
Second Quarter                    96 1/2   84        88        79 1/8
Third Quarter                     95 7/8   88 1/8   100        85 1/2
Fourth Quarter                    99 3/4   87 5/8    97 7/8    83 5/8
=====================================================================

         (b) In 1994, AIG paid a quarterly dividend of 10.0 cents in March and June and 11.5 cents in September and December for a total cash payment of 43 cents per share of common stock. In 1993, AIG paid a quarterly dividend of 9.3 cents in March and June and 10.0 cents in September and December for a total cash payment of 38.6 cents per share of common stock. These amounts reflect the adjustment for a 50 percent common stock split in the form of a common stock dividend paid July 30, 1993. Subject to the dividend preference of any of AIG's serial preferred stock which may be outstanding, the holders of shares of common stock are entitled to receive such dividends as may be declared by the Board of Directors from funds legally available therefor. AIG redeemed the 750 shares of Series M-1 Preferred Stock on April 2, 1993 and the 750 shares of Series M-2 Preferred Stock on March 5, 1993 at a price of $100,000 per share plus accrued dividends.

         See Note 10(b) of Notes to Financial Statements for a discussion of certain restrictions on the payment of dividends to AIG by some of its insurance subsidiaries.

         (c) The approximate number of holders of Common Stock as of January 31, 1995, based upon the number of record holders, was 15,900.

ITEM 6. SELECTED FINANCIAL DATA

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA

The following Selected Consolidated Financial Data is presented in accordance with generally accepted accounting principles. This data should be read in conjunction with the financial statements and accompanying notes included elsewhere herein.

(in thousands, except per share amounts)
---------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                        1994           1993            1992           1991           1990
=================================================================================================================================
Revenues(a)                                             $ 22,441,723   $ 20,134,657     $18,388,627    $16,883,913    $15,702,067
General insurance:
  Net premiums written                                    10,865,753     10,025,903       9,138,528      9,146,394      9,267,201
  Net premiums earned                                     10,286,831      9,566,640       9,209,390      9,104,632      9,149,414
  Adjusted underwriting profit (loss)                        147,517         10,391        (195,084)        (4,809)        75,184
  Net investment income                                    1,435,092      1,340,480       1,252,086      1,163,461      1,059,161
  Realized capital gains                                      52,487         65,264          67,134         89,275        120,000
  Operating income                                         1,635,096      1,416,135       1,124,136      1,247,927      1,254,345
Life insurance:
  Premium income                                           6,724,321      5,746,046       4,853,087      4,059,354      3,477,598
  Net investment income                                    1,748,428      1,499,714       1,313,838      1,139,793        977,343
  Realized capital gains (losses)                             86,706         54,576          43,257         23,219         (6,347)
  Operating income                                           952,484        781,611         667,453        561,839        462,862
Agency and service fee operating income                       54,129         60,247          52,570         46,202         36,663
Financial services operating income                          404,853        390,038         346,442        222,156        132,505
Equity in income of minority-owned insurance
  operations                                                  56,005         39,589          27,929         28,806         24,050
Other realized capital losses                                (52,340)       (12,742)        (11,293)       (14,144)       (14,258)
Income before income taxes and cumulative
  effect of accounting changes                             2,951,979      2,601,081       2,137,048      2,022,575      1,811,534
Income taxes                                                 776,464        683,003         512,033        469,566        369,240
Income before cumulative effect of accounting changes      2,175,515      1,918,078       1,625,015      1,553,009      1,442,294
Cumulative effect of accounting changes, net of tax:
  AIG                                                             --             --          31,941             --             --
  Minority-owned insurance operations                             --         20,695              --             --             --
Net income                                                 2,175,515      1,938,773       1,656,956      1,553,009      1,442,294
Earnings per common share:
  Income before cumulative effect of
    accounting changes                                          6.87           6.04            5.10           4.86           4.61
  Cumulative effect of accounting changes, net of tax:
    AIG                                                           --             --             .10             --             --
    Minority-owned insurance operations                           --            .07              --             --             --
  Net income                                                    6.87           6.11            5.20           4.86           4.61
Cash dividends per common share                                  .43            .39             .35            .31            .27
Total assets(b)                                          114,346,117    101,014,848      92,722,182     69,389,468     58,201,835
Long-term debt(c)                                         12,613,907     10,955,963       9,517,595      7,591,385      6,780,211
Capital funds (shareholders' equity)                      16,421,661     15,224,195      12,782,152     11,463,454      9,904,442
=================================================================================================================================

(a) Represents the sum of general net premiums earned, life premium income, agency commissions, management and other fees, net investment income, financial services commissions, transaction and other fees, equity in income of minority-owned insurance operations and realized capital gains. (See also tables under Item 1, "Business".)

(b) The assets with respect to December 31, 1992 and subsequent years conform to the requirements of FASB 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts."

(c) Including commercial paper and excluding that portion of long-term debt maturing in less than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONAL REVIEW

GENERAL INSURANCE OPERATIONS

General insurance operations for the twelve month periods ending December 31, 1994, 1993 and 1992 were as follows:

(in thousands)
---------------------------------------------------------------------------------------------------
                                                                1994           1993            1992
===================================================================================================
Net premiums written:
  Domestic                                               $ 7,277,200    $ 7,006,600      $6,564,600
  Foreign                                                  3,588,600      3,019,300       2,573,900
---------------------------------------------------------------------------------------------------
  Total                                                  $10,865,800    $10,025,900      $9,138,500
===================================================================================================
Net premiums earned:
  Domestic                                               $ 6,827,700    $ 6,664,800      $6,712,800
  Foreign                                                  3,459,100      2,901,800       2,496,600
---------------------------------------------------------------------------------------------------
Total                                                    $10,286,800    $ 9,566,600      $9,209,400
===================================================================================================
Adjusted underwriting
  profit (loss):
  Domestic                                               $   (91,500)   $  (130,300)     $ (290,100)
  Foreign                                                    239,000        140,700          95,000
---------------------------------------------------------------------------------------------------
Total                                                    $   147,500    $    10,400      $ (195,100)
===================================================================================================
Net investment income:
  Domestic                                               $ 1,147,600    $ 1,086,000      $1,014,600
  Foreign                                                    287,500        254,500         237,500
---------------------------------------------------------------------------------------------------
Total                                                    $ 1,435,100    $ 1,340,500      $1,252,100
===================================================================================================
Operating income before
  realized capital gains:
  Domestic                                               $ 1,056,100    $   955,700      $  724,500
  Foreign                                                    526,500        395,200         332,500
---------------------------------------------------------------------------------------------------
Total                                                      1,582,600      1,350,900       1,057,000
Realized capital gains                                        52,500         65,200          67,100
---------------------------------------------------------------------------------------------------
Operating income                                         $ 1,635,100    $ 1,416,100      $1,124,100
===================================================================================================

         In AIG's general insurance operations, 1994 net premiums written and net premiums earned increased 8.4 percent and 7.5 percent, respectively, from those of 1993. In 1993, net premiums written increased 9.7 percent and net premiums earned increased 3.9 percent when compared to 1992.

         The growth in net premiums written in 1994 and 1993 resulted from a combination of several factors. Although AIG continued to achieve some general price increases in domestic commercial property and some specialty casualty markets, the primary reasons for this growth were price and volume increases overseas. Foreign general insurance operations produced 33.0 percent of the general insurance net premiums written in 1994, 30.1 percent in 1993 and 28.2 percent in 1992.

         During 1994, the U.S. dollar declined in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, the translation of foreign net premiums written into U.S. dollars for the purposes of consolidation caused the increase in total net premiums written to be approximately one and one-half percentage points greater than it would have been if translated utilizing exchange rates prevailing in 1993.

         If the net premiums written with respect to the domestic risk management operations were excluded from both 1994 and 1993, the domestic net premiums written would have increased approximately 12 percent. The decline in the volume of the risk management net premiums written was generally a result of higher deductibles. This decline had no impact on the operating income produced by the risk management business.

         Net premiums written are initially deferred and earned based upon the terms of the underlying policies. The net unearned premium reserve constitutes the deferred revenues which are generally earned ratably over the policy period. Thus, the net unearned premium reserve is not fully recognized as net premiums earned until the end of the policy period.

         The statutory general insurance ratios were as follows:

---------------------------------------------------------------------------------------------------
                                                                1994           1993            1992
===================================================================================================
Domestic:
Loss Ratio                                                     87.03          87.27           89.12
  Expense Ratio                                                14.87          15.12           15.42
---------------------------------------------------------------------------------------------------
  Combined Ratio                                              101.90         102.39          104.54
===================================================================================================
Foreign:
  Loss Ratio                                                   59.64          60.64           60.93
  Expense Ratio                                                33.22          34.26           34.81
---------------------------------------------------------------------------------------------------
Combined Ratio                                                 92.86          94.90           95.74
===================================================================================================
Consolidated:
  Loss Ratio                                                   77.82          79.19           81.48
  Expense Ratio                                                20.93          20.88           20.88
---------------------------------------------------------------------------------------------------
Combined Ratio                                                 98.75         100.07          102.36
===================================================================================================

         The Northridge earthquake which struck the Los Angeles area of California in January, 1994, resulted in gross and net incurred losses of approximately $174 million and $55 million, respectively. Although there were severe winter storms during the first quarter of 1994, AIG considered these as losses incurred in the ordinary course of business, not as catastrophes. The gross and net losses recorded in 1993 for catastrophes were approximately $134 million and $70 million, respectively. The catastrophes incurred in both 1994 and 1993 were significantly below the gross and net catastrophe losses of approximately $567 million and $192 million, respectively, recorded in 1992. Three major storms, Andrew, Iniki and Omar, occurred in 1992. If the catastrophes were excluded from the losses incurred in each period, the pro forma consolidated statutory general insurance ratios would be as follows:

---------------------------------------------------------------------------------------------------
                                                                1994           1993            1992
===================================================================================================
Loss Ratio                                                     77.29          78.46           79.40
Expense Ratio                                                  20.93          20.88           20.88
---------------------------------------------------------------------------------------------------
Combined Ratio                                                 98.22          99.34          100.28
===================================================================================================

         The maintenance of the pro forma statutory combined ratio in all three years at a level approximating 100 is a result of AIG's emphasis on maintaining its underwriting discipline within the continued overall competitiveness of the domestic market environment as well as AIG's expense control.

                             American International Group, Inc. and Subsidiaries


         Adjusted underwriting profit or loss (operating income less net investment income and realized capital gains) represents statutory underwriting profit or loss adjusted primarily for changes in deferred acquisition costs. (See also Note 4 of Notes to Financial Statements.) The adjusted underwriting profit in 1994 was $147.5 million compared to an adjusted underwriting profit of $10.4 million recorded in 1993 and an adjusted underwriting loss of $195.1 million in 1992. (See also Note 19 of Notes to Financial Statements.)

         The domestic adjusted underwriting loss has been impacted significantly by catastrophes in all three years. Excluding the effects of these catastrophes, the domestic general insurance operation has significantly improved over the three year period. This improvement is a result of a strategy implemented several years ago. That is, AIG withdrew from certain classes of business, primarily agency lines and certain segments of workers' compensation business. At that time, AIG had determined that the returns on capital or equity allocated to such classes were deemed unacceptable. AIG's objective continues to be disciplined underwriting, especially in the domestic primary casualty market, and AIG does not seek net premium growth where rates do not adequately reflect its assessment of exposures.

         General insurance net investment income in 1994 increased 7.1 percent when compared to 1993. In 1993, net investment income increased 7.1 percent over 1992. The growth in net investment income in each of the three years was primarily attributable to new cash flow for investment. The new cash flow was generated from net general insurance operating cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

         General insurance realized capital gains were $52.5 million in 1994, $65.3 million in 1993 and $67.1 million in 1992. These realized gains resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale and trading fixed maturities as well as redemptions of fixed maturities.

         General insurance operating income in 1994 increased 15.5 percent when compared to 1993. The 1993 results reflect an increase of 26.0 percent from 1992. The contribution of general insurance operating income to income before income taxes and the cumulative effect of accounting changes was 55.4 percent in 1994 compared to 54.4 percent in 1993 and 52.6 percent in 1992.

         A year to year comparison of operating income is significantly influenced by the catastrophe losses in any one year as well as the volatility from one year to the next in realized capital gains. Adjusting each year to exclude the effects of both catastrophe losses and realized capital gains, operating income would have increased by 15.3 percent in 1994 and 13.9 percent in 1993. The increase in the growth rate of 1994 over 1993 and 1993 over 1992 after the aforementioned adjustments was a result of the increased net investment income and improvement in underwriting results.

         AIG is a major purchaser of reinsurance for its general insurance operations. AIG is cognizant of the need to exercise good judgment in the selection and approval of both domestic and foreign companies participating in its reinsurance programs. AIG insures risks in over 100 countries and its reinsurance programs must be coordinated in order to provide AIG the level of reinsurance protection which AIG desires. These reinsurance arrangements do not relieve AIG from its direct obligations to its insureds.

         AIG's general reinsurance assets amounted to $16.29 billion and resulted from its reinsurance arrangements. Thus, a credit exposure existed at December 31, 1994 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods. The application of this collateral against balances due or any changes to the amount of collateral are based on the development of losses recoverable on an individual reinsurer basis. This development includes losses incurred but not reported (IBNR). Approximately 59 percent of reinsurance recoverable is from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances are collateralized. The remaining 41 percent of the reinsurance recoverable is from authorized reinsurers and over 90 percent of such balances are from reinsurers rated A- (excellent) or better, as rated by A.M. Best. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness.

         AIG maintains a provision for estimated unrecoverable reinsurance and has been largely successful in its prior recovery efforts. At December 31, 1994, AIG had allowances for unrecoverable reinsurance approximating $110 million. At that date, and prior to this allowance, AIG had no significant reinsurance recoverables from any individual reinsurer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

         AIG's Reinsurance Security Department conducts ongoing detailed assessments of the reinsurance markets and current and potential reinsurers both foreign and domestic. Such assessments include, but are not limited to, identifying if a reinsurer is appropriately licensed, and whether a reinsurer has sufficient financial capacity. Also considered are such things as the local economic environment and exchange rates of foreign reinsurers. This department also reviews the nature of the risks ceded and the need for collateral. In addition, AIG's Credit Risk Committee reviews the credit limits for and concentrations with any one reinsurer.

         AIG enters into certain intercompany reinsurance transactions for its general and life operations. AIG enters these transactions as a sound and prudent business practice in order to maintain underwriting control and spread insurance risk

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All material intercompany transactions have been eliminated in consolidation.

         The consolidated general reinsurance assets of $16.29 billion include reinsurance recoverables for (i) paid losses and loss expenses of $1.44 billion and (ii) the ceded reserve for losses and loss expenses, including losses and loss expenses incurred but not reported (ceded reserves) of $13.02 billion. The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently. It is AIG's belief that the ceded reserves at December 31, 1994 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

         At December 31, 1994, general insurance reserves for losses and loss expenses (loss reserves) amounted to $31.44 billion, an increase of $1.39 billion or 4.6 percent over the prior year end. General insurance net loss reserves represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses, reduced by reinsurance recoverable net of an allowance for unrecoverable reinsurance and minor amounts of discounting related to certain workers' compensation claims. The net loss reserves increased $861.9 million or 4.9 percent to $18.42 billion. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at December 31, 1994. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on such future results of operations.

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

         A variety of actuarial methods and assumptions are normally employed to estimate net losses for long tail casualty lines. These methods ordinarily involve the use of loss trend factors intended to reflect the estimated annual growth in loss costs from one accident year to the next. Loss trend factors reflect many items including changes in claims handling, exposure and policy forms and current and future estimates of monetary inflation and social inflation. Thus, many factors are implicitly considered in estimating the year to year growth in loss costs. Therefore, AIG's carried net long tail loss reserves are judgmentally set as well as tested for reasonableness using the most appropriate loss trend factors for each class of business. In the evaluation of AIG's net loss reserves, loss trend factors vary slightly, depending on the particular class and nature of the business involved. For the majority of long tail casualty lines, net loss trend factors approximating 10 percent were employed. These factors are periodically reviewed and subsequently adjusted, as appropriate, to reflect emerging trends which are based upon past loss experience.

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

         AIG continues to receive indemnity claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (hereinafter collectively referred to as environmental claims) and indemnity claims asserting injuries from asbestos. The vast majority of these asbestos and environmental claims emanate from policies written in 1984 and prior years. Commencing in 1985, standard policies contained an absolute exclusion for pollution related damage. However, AIG currently underwrites pollution impairment liability insurance on a claims made basis and excluded such claims from the analyses included herein. AIG has established a specialized claims unit which investigates and adjusts all such asbestos and environmental claims.

         Estimation of asbestos and environmental claims loss reserves is a difficult process. These asbestos and environmental claims cannot be estimated by conventional reserving techniques as previously described. Quantitative techniques frequently have to be supplemented by subjective considerations including managerial judgment. Significant factors which affect the trends which influence the development of asbestos and environmental claims are the inconsistent court resolutions, judicial interpretations which broaden the intent of the policies and scope of coverage and the increasing number of new claims. The case law that has emerged can be characterized as still being in its infancy and the likelihood of any firm direction in the near future is very

                             American International Group, Inc. and Subsidiaries


small. Additionally, the exposure for cleanup costs of hazardous waste dump sites involves issues such as allocation of responsibility among potentially responsible parties and the government's refusal to release parties. The cleanup cost exposure may significantly change if the Congressional reauthorization of Superfund expected in 1995 dramatically changes, thereby reducing or increasing litigation and cleanup costs.

         In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by changes in Superfund and waste dump site coverage issues. Additional liabilities could emerge for amounts in excess of the current reserves held. Although this emergence cannot now be reasonably estimated, it could have a material adverse impact on AIG's future operating results. The reserves carried for these claims at December 31, 1994 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. (See the previous discussion on reinsurance collectibility herein.)

         The majority of AIG's exposures for asbestos and environmental claims are excess casualty coverages, not primary coverages. Thus, the litigation costs are treated in the same manner as indemnity reserves. That is, litigation expenses are included within the limits of the liability AIG incurs. Individual significant claim liabilities, where future litigation costs are reasonably determinable, are established on a case basis.

         A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at December 31, 1994 and 1993 was as follows:

(in millions)
--------------------------------------------------------------------------------------------------
                                                      1994                           1993
                                            ------------------------        ----------------------
                                               Gross             Net           Gross           Net
==================================================================================================
Asbestos:
Reserve for losses and loss
  expenses at beginning of year             $  656.0          $116.7       $  558.4         $  86.9
Losses and loss expenses incurred              149.2            45.8          242.9            65.1
Losses and loss expenses paid                 (119.2)          (32.3)        (145.3)          (35.3)
---------------------------------------------------------------------------------------------------
Reserve for losses and loss
  expenses at end of year                   $  686.0          $130.2       $  656.0         $ 116.7
===================================================================================================
Environmental:
Reserve for losses and loss
  expenses at beginning of year             $  684.8          $191.5       $  566.4         $ 166.6
Losses and loss expenses incurred              187.5            61.8          278.6           106.5
Losses and loss expenses paid                 (144.2)          (53.2)        (160.2)          (81.6)
---------------------------------------------------------------------------------------------------
Reserve for losses and loss
  expenses at end of year                   $  728.1          $200.1       $  684.8         $ 191.5
===================================================================================================
Combined:
Reserve for losses and loss
  expenses at beginning of year             $1,340.8          $308.2       $1,124.8         $ 253.5
Losses and loss expenses incurred              336.7           107.6          521.5           171.6
Losses and loss expenses paid                 (263.4)          (85.5)        (305.5)         (116.9)
---------------------------------------------------------------------------------------------------
Reserve for losses and loss
  expenses at end of year                   $1,414.1          $330.3       $1,340.8         $ 308.2
===================================================================================================

         The gross and net IBNR included in the aforementioned reserve for losses and loss expenses at December 31, 1994 and 1993 were estimated as follows:

(in thousands)
--------------------------------------------------------------------------------------------------
                                                      1994                           1993
                                            ------------------------        ----------------------
                                               Gross             Net           Gross           Net
==================================================================================================
Combined                                    $150,000         $30,000       $150,000         $30,000
===================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         A summary of asbestos and environmental claims count activity for the years ended December 31, 1994 and 1993 were as follows:


---------------------------------------------------------------------------------------------------------------------
                                                     1994                                      1993
                                      ------------------------------------      -------------------------------------
                                      ASBESTOS ENVIRONMENTAL      COMBINED      ASBESTOS   ENVIRONMENTAL     COMBINED
=====================================================================================================================
Claims at beginning of year              5,522        16,661        22,183         5,490          14,169       19,659
Claims during year:
  Opened                                 1,626         3,178         4,804         1,381           4,875        6,256
  Settled                                 (106)         (501)         (607)         (144)           (455)        (599)
Dismissed or otherwise resolved         (1,095)       (3,115)       (4,210)       (1,205)         (1,928)      (3,133)
---------------------------------------------------------------------------------------------------------------------
Claims at end of year                    5,947        16,223        22,170         5,522          16,661       22,183
=====================================================================================================================

         The average cost per claim settled, dismissed or otherwise resolved for the years ended December 31, 1994 and 1993 was as follows:


----------------------------------------------------------------------------------------
                                                1994                      1993
                                        --------------------      ----------------------
                                         Gross          Net        Gross            Net
========================================================================================
Asbestos                               $99,300       $26,900      $107,700       $26,200
Environmental                           39,900        14,700        67,200        34,200
Combined                                54,700        17,700        81,900        31,300
========================================================================================

         Recently, an insurance rating agency has developed a survival ratio to measure the number of years it would take a company to exhaust both its asbestos and environmental reserves for losses and loss expenses based on that company's current level of asbestos and environmental claims payments. The higher the ratio, the more years the reserves for losses and loss expenses cover these claims payments. These ratios are computed based on the respective ending reserves for losses and loss expenses over the respective claims settlements during the fiscal year. Such payments include indemnity payments and legal and loss adjustment payments. It should be noted, however, that this is an extremely simplistic approach to measuring asbestos and environmental reserve levels. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, do have significant impact on the amount of asbestos and environmental losses and loss expense reserves, ultimate payments thereof and the resultant ratio. In addition to the study published by that insurance rating agency, another published study projected significantly lower ultimate costs for toxic waste cleanups for the insurance industry.

         The developed survival ratios include both involuntary and voluntary indemnity payments. Involuntary payments include court judgments; court orders; covered claims with no coverage defenses; state mandated cleanup costs; claims where AIG's coverage defenses are minimal; and settlements made less than six months before the first trial setting. Also, AIG considers all legal and loss adjustment payments as involuntary.

         AIG believes voluntary indemnity payments should be excluded from the survival ratio. The special asbestos and environmental claims unit actively manages AIG's asbestos and environmental claims and proactively pursues early settlement of environmental claims for all known and unknown sites. As a result, AIG reduces its exposure to future environmental loss contingencies.

         Accordingly, AIG's survival ratios for involuntary asbestos and environmental claims, separately and combined, were estimated as follows for the years ended December 31, 1994 and 1993:

----------------------------------------------------------------------------------------
                                                1994                       1993
                                        --------------------       ---------------------
                                          Gross          Net          Gross          Net
========================================================================================
Involuntary survival ratios:
  Asbestos                                 5.8           4.0           4.5           3.3
  Environmental                           11.0           8.1           9.4           5.0
  Combined                                 7.9           6.1           6.3           4.2
========================================================================================

         AIG's operations are negatively impacted under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company's future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits for 1994, 1993 and 1992 were $48.2 million, $69.1 million and $27.7 million, respectively. Also, AIG is required to participate in various involuntary pools (principally workers' compensation business) which provide insurance coverage for those not able to obtain such coverage in the voluntary markets. This participation is also recorded upon notification, as these amounts cannot reasonably be estimated. (See also Note 19 of Notes to Financial Statements.)

                             American International Group, Inc. and Subsidiaries


LIFE INSURANCE OPERATIONS

Life insurance operations for the twelve month periods ending December 31, 1994, 1993 and 1992 were as follows:

(in thousands)
-----------------------------------------------------------------------------------
                                                1994            1993           1992
===================================================================================
Premium income:
  Domestic                              $    370,100    $    268,300   $    269,400
  Foreign                                  6,354,200       5,477,700      4,583,700
-----------------------------------------------------------------------------------
Total                                   $  6,724,300    $  5,746,000   $  4,853,100
===================================================================================
Net investment income:
  Domestic                              $    600,600    $    471,500   $    409,300
  Foreign                                  1,147,800       1,028,200        904,500
-----------------------------------------------------------------------------------
Total                                   $  1,748,400    $  1,499,700   $  1,313,800
===================================================================================
Operating income before
  realized capital gains:
  Domestic                              $     38,300    $     19,300   $     10,800
  Foreign                                    827,500         707,700        613,400
-----------------------------------------------------------------------------------
Total                                        865,800         727,000        624,200
Realized capital gains                        86,700          54,600         43,300
-----------------------------------------------------------------------------------
Operating income                        $    952,500    $    781,600   $    667,500
===================================================================================
Life insurance in-force:
  Domestic                              $ 43,849,700    $ 17,167,300   $ 15,745,400
  Foreign                                289,529,100     239,994,800    194,860,500
-----------------------------------------------------------------------------------
Total                                   $333,378,800    $257,162,100   $210,605,900
===================================================================================

         AIG's life insurance operations continued to show growth as a result of overseas operations, particularly in Asia. AIG's life premium income in 1994 represented an 17.0 percent increase from the prior year. This compares with an increase of 18.4 percent in 1993 over 1992. Foreign life operations produced
94.5 percent, 95.3 percent and 94.4 percent of the life premium income in 1994, 1993 and 1992, respectively. (See also Notes 1, 4 and 6 of Notes to Financial Statements.)

         As previously discussed, the U.S. dollar declined in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, the translation of foreign life premium income into U.S. dollars for purposes of consolidation caused the increase in total premium income to be approximately two percentage points greater than it would have been if translated utilizing exchange rates prevailing in 1993.

         Life insurance net investment income increased 16.6 percent in 1994 compared to an increase of 14.1 percent in 1993. The growth in net investment income was primarily attributable to new cash flow for investment.

         The new cash flow was generated from net life insurance operating cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

         The growth in the premium income of the domestic life segment resulted primarily from the risk bearing premium related to corporate-owned life insurance products. Additionally, the interest income earned on the policy loans associated with these products has significantly increased domestic investment income.

         The traditional life products, such as whole and term life and endowments, were the major contributors to the growth in foreign premium income and investment income, particularly in Asia, and continue to be the primary source of growth in the life segment. A mixture of traditional, accident and health and financial products are being sold in Japan.

         Life insurance realized capital gains were $86.7 million in 1994, $54.6 million in 1993 and $43.3 million in 1992. These realized gains resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities and redemptions of fixed maturities.

         Life insurance operating income in 1994 increased 21.9 percent to $952.5 million compared to an increase of 17.1 percent in 1993. Excluding realized capital gains from life insurance operating income, the percent increases would be 19.1 percent and 16.5 percent in 1994 and 1993, respectively. The contribution of life insurance operating income to income before income taxes and the cumulative effect of accounting changes amounted to
32.3 percent in 1994 compared to 30.0 percent in 1993 and 31.2 percent in 1992.

         The risks associated with the traditional life and accident and health products are underwriting risk and investment risk. The risk associated with the financial and investment contract products is investment risk.

         Underwriting risk represents the exposure to loss resulting from the actual policy experience adversely emerging in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses. AIG's life companies limit their maximum underwriting exposure on traditional life insurance of a single life to approximately $1.3 million of coverage by using yearly renewable term reinsurance. The life insurance operations have not entered into assumption reinsurance transactions or surplus relief transactions during the three year period ended December 31, 1994. (See also Note 5 of Notes to Financial Statements.)

         The investment risk represents the exposure to loss resulting from the cash flows from the invested assets, primarily long-term fixed rate investments, being less than the cash flows required to meet the obligations of the expected policy and contract liabilities and the necessary return on investments.

         To minimize its exposure to investment risk, AIG tests the cash flows from the invested assets and the policy and contract liabilities using various interest rate scenarios to assess whether there is a liquidity excess or deficit. If a rebalancing of the invested assets to the policy and contract claims became necessary and did not occur, a demand could be placed upon liquidity. (See also the discussion under "Liquidity" herein.)

         The asset-liability relationship is appropriately managed in AIG's foreign operations, even though certain territories lack qualified long-term investments or there are investment restrictions imposed by the local regulatory authorities. For example,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

in Japan and several Southeast Asia territories, the duration of the investments is often for a shorter period than the effective maturity of such policy liabilities. Therefore, there is a risk that the reinvestment of the proceeds at the maturity of the investments may be at a yield below that of the interest required for the accretion of the policy liabilities. In Japan, the average duration of the investment portfolio is 5.0 years, while the related policy liabilities are estimated to be 11.5 years. To maintain an adequate yield to match the interest required over the duration of the liabilities, constant management focus is required to reinvest the proceeds of the maturing securities without sacrificing investment quality. To the extent permitted under local regulation, AIG may invest in qualified longer-term securities outside Japan to achieve a closer matching in both duration and the required yield. AIG is able to manage any asset-liability duration difference through maintenance of sufficient global liquidity and to support any operational shortfall through its international financial network. Domestically, the asset-liability matching process is appropriately functioning as there are investments available to match the duration and the required yield. (See also the discussion under "Liquidity" herein.)

         AIG uses asset-liability matching as a management tool to determine the composition of the invested assets and marketing strategies. As a part of these strategies, AIG may determine that it is economically advantageous to be temporarily in an unmatched position due to anticipated interest rate or other economic changes.

AGENCY AND SERVICE FEE OPERATIONS

Agency and service fee operating income in 1994 decreased 10.2 percent to $54.1 million compared to $60.2 million which was an increase of 14.6 percent in 1993. The decline in 1994 was due to reduced commission revenue in certain of AIG's managing general agencies. The increase in operating income in 1993 resulted from the growth of risk management services. Agency and service fee operating income contributed 1.8 percent to AIG's income before income taxes and the cumulative effect of accounting changes in 1994 compared to 2.3 percent in 1993 and 2.5 percent in 1992.

FINANCIAL SERVICES OPERATIONS

Financial services operations for the twelve month periods ending December 31, 1994, 1993 and 1992 were as follows:

(in thousands)
-----------------------------------------------------------------------------------
                                                1994            1993           1992
===================================================================================
REVENUES:
International Lease Finance Corp.         $1,097,600      $  879,100     $  690,900
AIG Financial Products Corp.*                279,100         336,100        421,000
AIG Trading Group Inc.*                      246,600         227,400        175,800
Other                                        243,000         152,800        117,200
-----------------------------------------------------------------------------------
Total                                     $1,866,300      $1,595,400     $1,404,900
===================================================================================
Operating income:
International Lease Finance Corp.         $  248,200      $  220,000     $  186,200
AIG Financial Products Corp.                 131,000         150,100        171,500
AIG Trading Group Inc.                        55,200          69,800         56,000
Other, including intercompany
  adjustments                                (29,500)        (49,900)       (67,300)
-----------------------------------------------------------------------------------
Total                                     $  404,900      $  390,000     $  346,400
===================================================================================

* Represents net trading revenues.

         Financial services operating income increased 3.8 percent in 1994 over 1993. This compares with an increase of 12.6 percent in 1993 over 1992. The financial services operating income in both 1994 and 1993 increased primarily as a result of the increase in the operating income of International Lease Finance Corporation (ILFC).

         ILFC primarily engages in the acquisition of new and used commercial jet aircraft and the leasing and sale of such aircraft to airlines around the world. ILFC derives a substantial portion of its revenues from its leasing operations and is also engaged in the remarketing of commercial jets to and for airlines and financial institutions. As a result of the rising interest rate environment during 1994, ILFC's new borrowings were at higher rates relative to prior years. In such an environment, ILFC negotiates higher lease rates on any new contract. The increase in interest rates had a minor impact on ILFC's current lease margins. It is not anticipated that this rise in interest rates will have any significant impact on future operating income. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

         ILFC is exposed to loss through non-performance of aircraft lessees, through owning aircraft which it would be unable to lease or re-lease at acceptable rates or sell at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At December 31, 1994, only three of 270 aircraft owned were not leased. At March 1, 1995, these three aircraft have been committed for either lease or sale and all other aircraft remain leased. Currently, 77 percent of the fleet is leased to foreign carriers producing 76.8 percent of ILFC's rental revenues. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

         AIG Trading Group Inc. and its subsidiaries (AIGTG), derive a substantial portion of their revenues from market making and trading activities, as principals, in foreign exchange, interest rates, precious and base metals, petroleum and natural

                             American International Group, Inc. and Subsidiaries


gas. AIGTG's operating income declined as a result of reduced volatility in 1994 relative to 1993 in the markets in which AIGTG participates. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein.)

         AIG Financial Products Corp. and its subsidiaries (AIGFP) participate in the derivatives dealer market conducting, as principals, an interest rate, currency and equity derivative products business which includes long-dated transactions. AIGFP also enters into guaranteed investment agreements. In 1994, AIGFP's revenues and operating income were less than those of 1993 as a result of fewer transactions. Current and past performance may not provide a basis for predicting future performance. AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than for speculative purposes. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein.)

         Financial services operating income represented 13.7 percent of AIG's income before income taxes and the cumulative effect of accounting changes in 1994. This compares to 15.0 percent and 16.2 percent in 1993 and 1992, respectively.

OTHER OPERATIONS

In 1994, AIG's equity in income of minority-owned insurance operations was $56.0 million compared to $39.6 million in 1993 and $27.9 million in 1992. The equity interest in insurance companies, which includes two equity operations which commenced business during 1993, represented 1.9 percent of income before income taxes and the cumulative effect of accounting changes in 1994, compared to 1.5 percent in 1993 and 1.3 percent in 1992.

         Other realized capital losses amounted to $52.3 million, $12.7 million and $11.3 million in 1994, 1993 and 1992, respectively.

         Minority interest represents minority shareholders' equity in income of certain consolidated subsidiaries. In 1994, minority interest amounted to $29.7 million. In 1993 and 1992, minority interest amounted to $26.9 million and $11.2 million, respectively.

         Other income (deductions)-net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially-owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In 1994, net deductions amounted to $68.6 million. In 1993 and 1992, net deductions amounted to $46.9 million and $59.0 million, respectively.

         Income before income taxes and the cumulative effect of accounting changes amounted to $2.95 billion in 1994 and $2.60 billion in 1993. Income before income taxes was $2.14 billion in 1992.

         In 1994, AIG recorded a provision for income taxes of $776.5 million compared to the provisions of $683.0 million and $512.0 million in 1993 and 1992, respectively. These provisions represent effective tax rates of 26.3 percent in 1994 and 1993 and 24.0 percent in 1992. The most significant cause for the increase in the effective tax rate for 1993 was the Omnibus Budget Reconciliation Act of 1993 (the Act). Among other things, the Act increased the corporate tax rate to 35 percent from 34 percent, effective January 1, 1993. Additionally, the 1993 effective tax rate was influenced by higher state and local income taxes. (See Note 3 of Notes to Financial Statements.)

         Income before the cumulative effect of accounting changes amounted to $2.18 billion in 1994, $1.92 billion in 1993 and $1.63 billion in 1992. The increases in net income over the three year period resulted from those factors described above.

         At January 1, 1993, AIG's equity in income of minority-owned insurance operations was positively impacted by the cumulative effect of accounting changes on such operations from the adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes"(FASB 109), which was partially offset by the adoption of Statement of Financial Accounting Standards No. 106 "Employer's Accounting for Postretirement Benefits Other than Pension Plans" (FASB 106). AIG's equity in the cumulative effect of such accounting changes was a net benefit of $20.7 million.

         AIG had adopted FASB 106 and FASB 109 effective as at January 1, 1992, recording a cumulative effect net benefit of $31.9 million. The pretax cumulative charge of adopting FASB 106 was $83.1 million and the net of tax cumulative charge was $54.8 million. The cumulative effect of adopting FASB 109 was a benefit of $86.7 million.

         Net income amounted to $2.18 billion in 1994, $1.94 billion in 1993 and $1.66 billion in 1992. The increases in net income over the three year period resulted from those factors described above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES

At December 31, 1994, AIG had total capital funds of $16.42 billion and total borrowings of $17.52 billion.

         Total borrowings at December 31, 1994 and 1993 were as follows:

(in thousands)
-----------------------------------------------------------------------------------
December 31,                                                    1994           1993
===================================================================================
Borrowings under Obligations of
  Guaranteed Investment Agreements
  (GIA) -- AIGFP                                         $ 5,535,300    $ 6,735,600
-----------------------------------------------------------------------------------
Commercial Paper:
  Funding                                                  1,211,300        891,700
  ILFC                                                     1,960,600*     1,442,400*
  AICCO                                                      617,700        638,200
  AIGFP                                                           --        176,600
-----------------------------------------------------------------------------------
  Total                                                    3,789,600      3,148,900
-----------------------------------------------------------------------------------
Medium Term Notes:
  ILFC                                                     1,999,500*     1,753,700*
  AIG                                                        155,000        295,000
-----------------------------------------------------------------------------------
  Total                                                    2,154,500      2,048,700
-----------------------------------------------------------------------------------
Notes and Bonds Payable:
  ILFC                                                     2,950,000*     2,550,000*
  AIGFP                                                    1,048,100        521,400
  AIG: Lire bonds                                            159,100        159,100
      Zero coupon notes                                       65,800         59,100
-----------------------------------------------------------------------------------
  Total                                                    4,223,000      3,289,600
-----------------------------------------------------------------------------------
Loans and Mortgages Payable:
  AIGTG                                                      890,800        117,900
  ILFC                                                       678,600*        79,000*
  AIG                                                        247,700        269,400
-----------------------------------------------------------------------------------
  Total                                                    1,817,100        466,300
-----------------------------------------------------------------------------------
Total Borrowings                                          17,519,500     15,689,100
-----------------------------------------------------------------------------------
Borrowings not guaranteed by AIG                           7,588,700      5,825,100
Matched GIA borrowings                                     5,535,300      6,735,600
-----------------------------------------------------------------------------------
                                                          13,124,000     12,560,700
-----------------------------------------------------------------------------------
Remaining borrowings of AIG                              $ 4,395,500    $ 3,128,400
===================================================================================

* AIG does not guarantee or support these borrowings.

See also Note 9 of Notes to Financial Statements.

         GIAs serve as the primary source of proceeds for AIGFP's investments in a diversified portfolio of securities and derivative transactions. During 1994, the GIA balance declined $1.2 billion. As a result, AIGFP increased its term notes payable $526.7 million to $1.05 billion as an additional source of funding for its operating activities. (See also the discussions under "Operational Review", "Liquidity" and "Derivatives" herein and Notes 1, 9 and 11 of Notes to Financial Statements.)

         AIG Funding, Inc. (Funding), through the issuance of commercial paper, fulfills the short-term cash requirements of AIG and its subsidiaries. Funding intends to continue to meet AIG's funding requirements through the issuance of commercial paper guaranteed by AIG. This issuance of commercial paper is subject to the approval of AIG's Board of Directors. ILFC, A.I. Credit Corp. (AICCO) and AIGFP issue commercial paper for the funding of their own operations. AIG does not guarantee AICCO's or ILFC's commercial paper.
However, AIG has entered into an agreement in support of AICCO's commercial paper. AIG guarantees AIGFP's commercial paper. (See also the discussion under "Derivatives" herein and Note 9 of Notes to Financial Statements.)

         On December 15, 1994, AIG and Funding entered into two syndicated revolving credit facilities (the Facilities) aggregating $1 billion. The Facilities consist of a $500 million 364 day revolving credit facility and a $500 million five year revolving credit facility. The Facilities represent a consolidation of domestic and international bilateral lines of credit and can be used for general corporate purposes. The Facilities also provide backup for AIG's commercial paper programs administered by Funding. There are currently no borrowings outstanding under either of the Facilities, nor were any borrowings outstanding as of December 31, 1994.

         During 1994, ILFC increased the aggregate principal amount outstanding of its medium term and term notes to $4.95 billion at December 31, 1994, a net increase of $645.8 million. At December 31, 1994, ILFC had $1.6 billion in aggregate principal amount of debt securities registered for issuance from time to time. The cash used to purchase flight equipment is derived primarily from the proceeds of ILFC's debt financing. The primary sources for the repayment of this debt and the interest expense thereon are the lease receipts received and proceeds from the sale of flight equipment. During 1994, ILFC obtained net financing of $1.76 billion for the acquisition of flight equipment costing $2.73 billion. Additional funds were provided by operating cash flow and the sale of flight equipment. ILFC sold $100 million of Market Auction Preferred Stock in 1993. Additionally, $100 million of Market Auction Preferred Stock was sold in February, 1995. The proceeds from the sale of these securities were used to reduce ILFC's maturing debt. (See also the discussions under "Operational Review" and "Liquidity" herein and Notes 1, 9 and 16 of Notes to Financial Statements.)

         During 1994, AIG did not issue any medium term notes and $140.0 million of previously issued notes matured. At December 31, 1994, AIG had $247.0 million in aggregate principal amount of debt securities registered for issuance from time to time. (See also the discussion under "Derivatives" herein and Note 9 of Notes to Financial Statements.)

         AIGTG increased its short-term borrowings by $772.9 million to finance its commodities inventory, futures exchange margin requirements and timing differences in operating cash flows. (See also the discussion under "Operational Review," "Liquidity" and "Derivatives" herein and Notes 1, 9 and 11 of Notes to Financial Statements.)

         AIG's capital funds have increased $1.20 billion in 1994. Unrealized appreciation of investments, net of taxes, decreased $738.1 million, primarily resulting from the rise in domestic interest rates and its effect on the market values of bonds worldwide. As a result of adopting Financial Accounting Standards No. 115 "Accounting for Certain Investments on Debt and Equity Securities", unrealized appreciation of investments, net of taxes, is now subject to increased volatility resulting from the

                             American International Group, Inc. and Subsidiaries


changes in the market value of bonds available for sale. The cumulative translation adjustment loss, net of taxes, decreased $60.1 million as a result of the general weakness of the U.S. dollar against most major currencies. Retained earnings increased $2.04 billion, resulting from net income less dividends.

         In December 1994, the Mexican peso was devalued significantly against the U.S. dollar, as well as other currencies. AIG's Mexican operations constitute only a minor part of AIG's consolidated general and life operations and therefore the devaluation had little effect on AIG's results of operations or financial condition. It is also anticipated that there will be little impact going forward.

         During 1994, AIG repurchased 2.09 million shares of its common stock in the open market at a cost of $177.7 million.

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

         Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At December 31, 1994, there were no significant statutory or regulatory issues which would impair AIG's financial condition, results of operations or liquidity. (See also the discussion under "Liquidity" herein and Note 10 of Notes to Financial Statements.)

LIQUIDITY

At December 31, 1994, AIG's consolidated invested assets included approximately $2.54 billion of cash and short-term investments. Consolidated net cash provided from operating activities in 1994 amounted to approximately $5.39 billion.

         Management believes that AIG's liquid assets, its net cash provided by operations, and access to the capital markets will enable it to meet any foreseeable cash requirements.

         AIG's liquidity is primarily derived from the operating cash flows of its general and life insurance operations.

         The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance pretax operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG's insurance operations generated approximately $7.9 billion in pretax cash flow during 1994. Cash flow includes periodic premium collections, including policyholders' contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits, acquisition and operating expenses paid and investment income. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance investment operations generated approximately $3.1 billion in investment income cash flow during 1994. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains.

         The combined insurance pretax operating cash flow coupled with the cash and short-term investments of $2.17 billion provided the insurance operations with a significant amount of liquidity. This liquidity is available to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy and collateral and guaranteed loans. With this liquidity coupled with proceeds of approximately $12.7 billion from the maturities, sales and redemptions of fixed income securities and from the sales of marketable equity securities, AIG purchased approximately $19.4 billion of fixed income securities and marketable equity securities during 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         During 1995, AIG expects to have approximately $1 billion of held to maturity municipal bonds redeemed for approximately $1 billion. Prior to redemption, the yield on these bonds approximates 8 percent. If these bonds were redeemed at March 1, 1995, the estimated yield on the reinvestment of the proceeds in bonds with similar characteristics would approximate 6.5 percent. AIG does not anticipate that these redemptions will have a significant effect on AIG's general investment income, operations, financial condition or liquidity.

         The following table is a summary of AIG's invested assets by significant segment, including investment income due and accrued and real estate, at December 31, 1994 and 1993:

(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                                                   DECEMBER 31, 1994                        DECEMBER 31, 1993
                                                              -------------------------                ---------------------------
                                                                INVESTED        PERCENT                   INVESTED         PERCENT
                                                                  ASSETS       OF TOTAL                     ASSETS        OF TOTAL
==================================================================================================================================
General insurance                                            $23,873,000           30.2%               $22,573,800            33.2%
Life insurance                                                26,690,100           33.8                 22,037,300            32.4
Financial services*                                           27,920,300           35.4                 22,957,300            33.7
Other                                                            491,500            0.6                    464,100             0.7
----------------------------------------------------------------------------------------------------------------------------------
Total                                                        $78,974,900          100.0%               $68,032,500           100.0%
==================================================================================================================================

* See also the discussion under "Accounting Standards: Standards Adopted in 1994" herein.

         The following tables summarize the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at December 31, 1994 and 1993:

(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             PERCENT DISTRIBUTION
                                                                                               PERCENT      ----------------------
DECEMBER 31, 1994                                      GENERAL           LIFE         TOTAL   OF TOTAL      DOMESTIC       FOREIGN
==================================================================================================================================
Fixed Maturities:
  Available for sale, at market value(a)           $ 4,995,800    $16,890,700   $21,886,500       43.3%         32.2%         67.8%
  Held to maturity, at amortized cost(b)            13,454,300             --    13,454,300       26.6         100.0            --
Equity securities, at market value(c)                2,799,700      2,090,400     4,890,100        9.7          30.4          69.6
Mortgage loans on real estate, policy and
  collateral loans                                      27,700      4,534,600     4,562,300        9.0          43.1          56.9
Short-term investments, including
  time deposits, and cash                              954,900      1,213,000     2,167,900        4.3          27.6          72.4
Real estate                                            364,100        648,900     1,013,000        2.0          18.0          82.0
Investment income due and accrued                      446,700        471,300       918,000        1.8          57.5          42.5
Other invested assets                                  829,800        841,200     1,671,000        3.3          50.9          49.1
----------------------------------------------------------------------------------------------------------------------------------
Total                                              $23,873,000    $26,690,100   $50,563,100      100.0%         51.7%         48.3%
==================================================================================================================================

(a)   Includes $164,000 of bonds trading securities, at market value.

(b)   Includes $412,500 of preferred stock, at amortized cost.

(c)   Includes $61,900 of preferred stock, at market value.

(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             PERCENT DISTRIBUTION
                                                                                               PERCENT      ----------------------
DECEMBER 31, 1993                                      GENERAL           LIFE         TOTAL   OF TOTAL      DOMESTIC       FOREIGN
==================================================================================================================================
Fixed Maturities:
  Available for sale, at market value(a)           $ 4,387,800    $13,387,800   $17,775,600       39.8%         39.0%         61.0%
  Held to maturity, at amortized cost(b)            12,211,100             --    12,211,100       27.4         100.0            --
Equity securities, at market value(c)                2,816,100      1,562,700     4,378,800        9.8          36.7          63.3
Mortgage loans on real estate, policy and
  collateral loans                                      96,300      2,678,200     2,774,500        6.2          24.6          75.4
Short-term investments, including
  time deposits, and cash                            1,820,500      2,878,600     4,699,100       10.6          23.1          76.9
Real estate                                            284,300        572,000       856,300        1.9          16.2          83.8
Investment income due and accrued                      429,700        363,900       793,600        1.8          54.0          46.0
Other invested assets                                  528,000        594,100     1,122,100        2.5          51.4          48.6
----------------------------------------------------------------------------------------------------------------------------------
Total                                              $22,573,800    $22,037,300   $44,611,100      100.0%         53.0%         47.0%
==================================================================================================================================

(a)   Includes $310,800 of bonds trading securities, at market value.

(b)   Includes $17,400 of preferred stock, at amortized cost.

(c)   Includes $89,800 of preferred stock, at market value.

                             American International Group, Inc. and Subsidiaries


         With respect to fixed maturities, AIG's strategy is to invest in high quality securities while maintaining diversification to avoid significant exposure to issuer, industry and/or country concentrations.

         At December 31, 1994, approximately 60 percent of the fixed maturity investments were domestic securities. Approximately 42 percent of such domestic securities were rated AAA, approximately 2 percent were below investment grade and less than 1 percent were not rated.

         A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services. However, similar credit quality rating services are not available in all overseas locations. Thus, AIG annually reviews the credit quality of the nonrated fixed income investments, including mortgages, in its foreign portfolio. AIG applies a scale similar to that of Moody's and S&P to the rating of these securities. Coupling the ratings of this internal review with those of the independent agencies indicates that approximately 42 percent of the foreign fixed income investments were rated AAA, less than one percent were deemed below investment grade and approximately 4 percent were not rated at December 31, 1994.

         Although AIG's fixed income insurance portfolios contain only minor amounts of securities below investment grade, potentially any fixed income security is subject to downgrade for a variety of reasons subsequent to any balance sheet date. There have been no significant downgrades as at March 1, 1995.

         At December 31, 1994, approximately 5 percent of the fixed maturities portfolio was Collateralized Mortgage Obligations (CMOs). All of the CMOs were investment grade and approximately 86 percent of the CMOs were backed by various U.S. government agencies. Thus, credit risk was minimal. CMOs are exposed to interest rate risk as the duration and ultimate realized yield would be affected by the accelerated prepayments of the underlying mortgages. There were no interest only or principal only CMOs.

         When permitted by regulatory authorities and when deemed necessary to protect insurance assets, including invested assets, from currency risk and interest rate risk, AIG and its insurance subsidiaries enter into derivative transactions as end users. To date, such activities have been minor. (See also the discussion under "Derivatives" herein.)

         Short-term investments represent amounts invested in various internal and external money market funds, time deposits and cash. The $2.53 billion reduction in short-term investments and cash during 1994 resulted from the redeployment of funds to purchase fixed maturities both domestically and overseas, particularly for foreign life operations.

         Mortgage loans on real estate, policy, collateral and guaranteed loans comprised 9.0 percent of AIG's insurance invested assets at December 31, 1994. AIG's insurance holdings of real estate mortgages amounted to $1.71 billion of which 33.8 percent was domestic. At December 31, 1994, no domestic mortgages and only a nominal amount of foreign mortgages were in default. At December 31, 1994, AIG's insurance holdings of collateral loans amounted to $625.7 million, all of which were foreign. It is AIG's practice to maintain a maximum loan to value ratio of 75 percent at loan origination. AIG's policy loans increased from $984.9 million at December 31, 1993 to $2.23 billion at December 31, 1994, with $1.25 billion of this increase relating to the domestic corporate-owned life insurance product.

         AIG's real estate investment properties are primarily occupied by AIG's various operations. The current market value of these properties considerably exceeds their carrying value.

         In certain jurisdictions, significant regulatory and/or foreign governmental barriers exist which may not permit the immediate free flow of funds between insurance subsidiaries or from the insurance subsidiaries to AIG parent. These barriers generally cause only minor delays in the outward remittance of the funds.

         The following table is a summary of the composition of AIG's financial services invested assets at December 31, 1994 and 1993. (See also the discussions under "Operational Review," "Capital Resources" and "Derivatives" herein.)

(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                                                         1994                                      1993
                                                              -------------------------                ---------------------------
                                                              INVESTED          PERCENT                INVESTED            PERCENT
                                                              ASSETS           OF TOTAL                ASSETS             OF TOTAL
==================================================================================================================================
Flight equipment primarily under operating leases, net of
  accumulated depreciation                                   $10,723,500           38.4%               $ 8,555,400            37.3%
Unrealized gain on interest rate and currency swaps,
  options and forward transactions*                            4,650,700           16.7                         --              --
Securities available for sale, at market value                 3,796,800           13.6                  4,991,100            21.7
Trading securities, at market value                            2,483,600            8.9                  2,516,200            11.0
Securities purchased under agreements to resell, at
  contract value                                               1,209,400            4.3                  2,737,500            11.9
Trade receivables                                              2,629,700            9.4                  1,328,400             5.8
Spot commodities, at market value                                916,800            3.3                    764,200             3.3
Net unrealized gain on interest rate and currency swaps,
  options and forward transactions                                    --             --                    640,100             2.8
Other, including short-term investments                        1,509,800            5.4                  1,424,400             6.2
----------------------------------------------------------------------------------------------------------------------------------
Total                                                        $27,920,300          100.0%               $22,957,300           100.0%
==================================================================================================================================

* See also the discussion under "Accounting Standards: Standards Adopted in 1994" herein.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financing. The primary sources for the repayment of this debt and the interest expense thereon are the lease receipts received and proceeds from the sale of flight equipment. During 1994, ILFC obtained net financing of $1.76 billion for the acquisition of flight equipment costing $2.73 billion. Additional funds were provided by operating cash flow and the sale of flight equipment.

         At December 31, 1994, ILFC had committed to purchase 236 aircraft deliverable from 1995 through 2000 at an estimated aggregate purchase price of $13.4 billion and had options to purchase an additional 51 aircraft deliverable through 2001 at an estimated aggregate exercisable price of $2.8 billion. As at March 15, 1995, ILFC has entered into leases, letters of intent to lease or is in various stages of negotiation for 63 of 68 aircraft to be delivered in 1995 and 54 of 168 aircraft to be delivered subsequent to 1995. ILFC will be required to find customers for any aircraft presently on order and any new aircraft to be ordered, and it must arrange financing for portions of the purchase price of such equipment. In a rising interest rate environment, ILFC negotiates higher lease rates on any new contracts. ILFC has been successful to date both in placing its new aircraft on lease or under sales contract and obtaining adequate financing.

         AIGFP's positions are carried at market value or at estimated fair value when market prices are not readily available. These values represent assessments of the present value of expected future cash flows. The recorded values of these transactions may be less than the values that might be realized, if AIGFP were to sell or close out the transactions prior to maturity. AIGFP reduces its economic risk exposure through similarly valued offsetting transactions including swaps, trading securities, forwards and futures. AIG believes that the impact of such limited liquidity would not be significant to AIG's financial condition or its overall liquidity. (See also the discussion under "Derivatives" herein.)

         Securities available for sale, at market value and securities purchased under agreements to resell are primarily purchased with the proceeds of AIGFP's GIA financings and term borrowings. As the GIA and term borrowings combined net balances have declined since December 31, 1993, the proceeds from the disposal of securities available for sale and securities purchased under agreements to resell have been used to fund the maturing GIAs. (See also the discussion under "Capital Resources" herein.)

         Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At December 31, 1994, the average credit rating to this portfolio was AA as determined through rating agencies or internal review. There were no securities deemed below investment grade. There have been no significant downgrades through March 1, 1995. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP generally takes possession of securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

         AIGTG acts as principal in certain foreign exchange, interest rate, precious and base metals, petroleum and natural gas trading activities. AIGTG owns inventories in the commodities in which it trades and may reduce the exposure to market risk through the use of forwards, futures and option contracts. AIGTG uses derivatives to manage the economic exposure of its various trading positions and transactions from adverse movement in interest rates, exchange rates and commodity prices. AIGTG supports its trading activities largely through trade payables, short-term borrowings and spot commodities sold but not yet purchased. (See also the discussions under "Capital Resources" and "Derivatives" herein.)

DERIVATIVES

Derivatives are financial arrangements among two or more parties whose returns are linked to or "derived" from some underlying stock, bond, commodity or other asset, or some index. Derivatives payments may be based on interest rates and exchange rates and/or prices of certain securities, certain commodities, or financial or commodity indices. The more significant types of derivative arrangements in which AIG transacts are swaps, forwards, futures, options and related instruments.

         The most commonly used swaps are interest rate and currency swaps. An interest rate swap is a contract between two parties to exchange interest rate payments (typically a fixed interest rate versus a variable interest rate) calculated on a notional principal amount for a specified period of time. The notional amount is not exchanged. A currency swap is similar but the notional amounts are different currencies which are typically exchanged at the commencement and termination of the swap based upon negotiated exchange rates.

         A futures or forward contract is a legal contract between two parties to purchase or sell at a specified future date a specified quantity of a commodity, security, currency, financial index or other instrument, at a specified price. A futures contract is traded on an exchange, while a forward contract is executed over the counter.

         An option contract generally provides the option purchaser with the right but not the obligation to buy or sell during a period of time or at a specified date the underlying instrument at a set price. The option writer is obligated to sell or buy the underlying item if the option purchaser chooses to exercise his right. The option writer receives a nonrefundable fee or premium paid by the option purchaser.

         Derivatives are generally either negotiated over the counter contracts or standardized contracts executed on an exchange. Standardized exchange traded derivatives include futures and options which can be readily bought or sold over

                             American International Group, Inc. and Subsidiaries


recognized security exchanges and settled through such clearing houses. Negotiated over the counter derivatives include forwards, swaps and options. Over the counter derivatives are generally not traded like exchange traded securities. However, in the normal course of business, with the agreement of the original counterparty, these contracts may be terminated or assigned to another counterparty.

         Through AIGFP and AIGTG, AIG participates in the derivatives dealer market acting primarily as principal. In these derivative operations AIG structures transactions which generally permit its counterparties to enter into transactions with respect to interest and exchange rate changes, to prices of securities and to certain commodities and financial or commodity indices. All significant derivatives activities are conducted through AIGFP and AIGTG.

         Generally, derivatives are used by AIG's customers such as corporations, financial institutions, multinational organizations, sovereign entities, government agencies and municipalities. For example, a futures, forward or option contract can be used to protect the customers' assets or liabilities against price fluctuations.

         The senior management of AIG, with review by the Board of Directors, defines the policies and establishes general operating parameters for AIGFP and AIGTG. AIG's senior management has established various oversight committees to review the various financial market, operational and credit issues of AIGFP and AIGTG. The senior managements of AIGFP and AIGTG report the results of their respective operations to and review future strategies with AIG's senior management.

         AIG actively manages the exposures to limit the potential to loss, while maximizing the rewards afforded by these business opportunities. In doing so, AIG must manage a variety of exposures to risk including credit risk, market risk, liquidity risk and legal risk.

         Market risk principally arises from the uncertainty that future earnings are exposed to potential changes in volatility, interest rates, foreign exchange rates, and equity and commodity prices. AIG generally controls its exposure to market risk by taking offsetting positions. AIG's philosophy with respect to its financial services operations is to minimize or set limits for open or uncovered positions that are to be carried. Credit risk exposure is separately managed. (See the discussion on the management of credit risk below).

         AIGFP does not seek to manage the market risk of each of its individual transactions through an individual offsetting transaction. Rather, AIGFP takes a portfolio approach to the management of its market risk exposure. AIGFP values its portfolio at market value or estimated fair value when market values are not readily available. These valuations represent an assessment of the present values of expected future cash flows of AIGFP's transactions and may include reserves for market risk as deemed appropriate by AIGFP management. AIGFP evaluates the portfolio's discounted cash flows with reference to current market conditions, maturities within the portfolio and other relevant factors. Based upon this evaluation, AIGFP determines what, if any, offsetting transactions are necessary to reduce the market risk exposure of the portfolio.

         The aforementioned estimated fair values are based upon the use of valuation models. These models utilize, among other things, current interest, foreign exchange and volatility rates. These valuation models are integrated into the evaluation of the portfolio, as described above, in order to provide timely information for the market risk management of the portfolio.

         Additionally, depending upon the nature of interest rates and market movements during the day, the system will produce reports for management's consideration for intra-day offsetting positions. Overnight, the system generates reports which recommend the types of offsets management should consider for the following day. Additionally, AIGFP operates in major business centers overseas and is essentially open for business 24 hours a day. Thus, the market exposure and offset strategies are monitored, reviewed and coordinated around the clock. Therefore, offsetting adjustments can be made as and when necessary from any AIGFP office in the world.

         As part of its monitoring and controlling of its exposure to market risk, AIGFP applies various testing techniques which reflect potential market movements. These techniques vary by currency and are regularly changed to reflect factors affecting the derivatives portfolio. In addition to the daily monitoring, AIGFP's senior management and local risk managers conduct a weekly review of the derivatives portfolio and existing hedges. This review includes an examination of the portfolio's risk measures, such as aggregate option sensitivity to movements in market variables. AIGFP's management may change these measures to reflect their judgment and evaluation of the dynamics of the markets. This management group will also determine whether additional or alternative action is required in order to manage the portfolio. AIG utilizes an outside consultant to provide the managements of AIG and AIGFP with comfort that the system produces representative values.

         AIGTG's approach to managing market risk is to establish an appropriate offsetting position to a particular transaction or group of transactions depending upon the extent of market risk AIGTG wishes to reduce.

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

         AIGTG attempts to secure reliable current market prices, such as published prices or third party quotes, to value its derivatives. Where such prices are not available, AIGTG uses an internal methodology which includes interpolation or

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

extrapolation from verifiable prices nearest to the dates of the transactions. The methodology may reflect interest and exchange rates, volatility rates and other relevant factors.

         A significant portion of AIGTG's business is transacted in liquid markets. Certain of AIGTG's derivative product exposures are evaluated using simulation techniques which consider such factors as changes in currency and commodity prices, interest rates, volatility levels and the effect of time. Though not indicative of the future, past volatile market scenarios have represented profit opportunities for AIGTG.

         The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at December 31, 1994 were as follows:

(in thousands)
-----------------------------------------------------------------------------------
                                               GROSS           GROSS        BALANCE
                                          UNREALIZED      UNREALIZED          SHEET
                                               GAINS          LOSSES         AMOUNT
===================================================================================
Securities available for
  sale, at market value                   $  243,200      $  240,400     $3,796,800
Unrealized gain/loss on
  interest rate and currency
  swaps, options and forward
  transactions(a)                          4,650,700       3,659,400             --
Trading securities, at
  market value                                    --              --      2,483,600
Securities sold but not yet
  purchased, principally
  obligations of the U.S.
  government and government
  agencies, at market value                       --              --        192,900
Trade receivables(b)                       3,530,300       1,659,500      2,629,700
Spot commodities, at
  market value(c)                            179,100          96,400        916,800
Trade payables                                    --       1,097,400      2,108,300
Spot commodities sold but
  not yet purchased, at
  market value                                83,800          33,400        369,100
===================================================================================

(a) See also the discussion under "Accounting Standards: Standards Adopted in 1994" herein.

(b) The net replacement value with respect to futures and forward contracts of AIGTG at December 31, 1994 was $1.87 billion.

(c) The net replacement value with respect to purchased option contracts of AIGTG at December 31, 1994 was $275.1 million.

         The interest rate risk on securities available for sale, at market, is managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At December 31, 1994, the unrealized gains and losses remaining after benefit of the offsets were $8.3 million and $5.6 million, respectively.

         AIGFP carries its derivatives at market or estimated fair value, whichever is appropriate. Because of limited liquidity of these instruments, the recorded estimated fair values of these derivatives may be different than the values that might be realized if AIGFP were to sell or close out the transactions prior to maturity. (See also the discussions under "Operational
Review: Financial Services", "Liquidity" and "Accounting Standards: Standards Adopted in 1994" herein.)

         Trading securities, at market value, and securities sold but not yet purchased are marked to market daily with the unrealized gain or loss being recognized in income at that time. These securities are held to meet the short-term risk management objectives of AIGFP.

         AIGTG acts as principal in certain foreign exchange, interest rate, precious and base metals, petroleum and natural gas trading activities. AIGTG owns inventories in the commodities in which it trades. These inventories are carried at market and may be substantially hedged. AIGTG uses derivatives to manage the economic exposure of its various trading positions and transactions from adverse movements in interest rates, exchange rates and commodity prices. (See also the discussions under "Operational Review: Financial Services" and "Liquidity" herein.)

         A counterparty may default on any obligation to AIG, including a derivative contract. Credit risk is a consequence of extending credit and/or carrying trading and investment positions. Credit risk exists for a derivative contract when that contract has an estimated positive fair value. To help manage this risk, the credit departments of AIGFP and AIGTG operate within the guidelines of the AIG Credit Risk Committee, which sets credit policy and limits for counterparties and provides limits for derivative transactions with counterparties having different credit ratings. In addition to credit ratings, this committee takes into account the industry and country of the counterparty. Transactions which fall outside these pre-established guidelines require the approval of the AIG Credit Risk Committee. It is also AIG's policy to establish reserves for potential credit impairment when necessary.

         AIGFP and AIGTG determine the credit quality of each of their counterparties taking into account credit ratings assigned by recognized statistical rating organizations. If it is determined that a counterparty requires credit enhancement, then one or more enhancement techniques will be used. Examples of such enhancement techniques include letters of credit, guarantees, collateral and margin agreements.

         The significant majority of AIGFP's transactions are contracted and documented under master netting agreements that provide for set-off and close out netting in the event of default. Excluding regulated exchange transactions, AIGTG, whenever possible, enters into netting agreements with its counter-parties which are similar in effect to those discussed above.

         The following tables provide the notional and contractual amounts of AIGFP's derivatives portfolio at December 31, 1994. The notional amounts used to express the extent of AIGFP's involvement in derivatives transactions represent a standard of measurement of the volume of AIGFP's swaps business. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual

                             American International Group, Inc. and Subsidiaries


cash flows to be exchanged and are not paid or received, except for certain contracts such as currency swaps. The timing and the amount of cash flows relating to foreign exchange forwards and exchange traded futures and options contracts are determined by the contractual agreements.

         AIGFP extensively uses legally enforceable master closeout netting agreements. Thus, contracts subject to such arrangements permit AIGFP to offset its receivables from and payables to the same counterparty. As a result, the net replacement value represents the net sum of estimated positive fair values after the application of such agreements and collateral held. The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss. (See also the discussion under "Accounting Standards: Standards Adopted in 1994" herein.)

         The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at December 31, 1994:

(in thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                                                      REMAINING LIFE
                                                   ---------------------------------------------------
                                                                   AFTER ONE    AFTER FIVE
                                                        WITHIN      YEAR BUT     YEARS BUT       AFTER
                                                           ONE        WITHIN        WITHIN         TEN         TOTAL         TOTAL
                                                          YEAR    FIVE YEARS     TEN YEARS       YEARS          1994          1993
==================================================================================================================================
Interest rate, currency and equity/commodity
swaps and swaptions:
Notional amount:
  Interest rate swaps                              $ 7,395,000   $57,086,000   $32,063,000 $ 9,037,000  $105,581,000  $ 77,462,500
  Currency swaps                                        50,100    10,817,200     5,902,000   1,491,000    18,260,300    16,123,000
  Equity/commodity swaps                               341,000       411,000        40,000      25,000       817,000     1,227,000
  Swaptions                                            246,000     4,997,000     2,672,000   1,145,000     9,060,000     8,265,800
----------------------------------------------------------------------------------------------------------------------------------
Total                                              $ 8,032,100   $73,311,200   $40,677,000 $11,698,000  $133,718,300  $103,078,300
==================================================================================================================================
Futures and forward contracts:
Exchange traded futures contracts
  contractual amount*                              $13,182,900            --            --          --  $ 13,182,900  $ 27,132,300
==================================================================================================================================
Over the counter forward contracts
  contractual amount                               $ 1,983,900       $64,800            --          --  $  2,048,700  $    945,100
==================================================================================================================================

* Exchange traded futures are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled.

         At December 31, 1994, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                       NET REPLACEMENT VALUE
                                                                                 ---------------------------------
                                                                                  SWAPS AND            FUTURES AND
                                                                                  SWAPTIONS      FORWARD CONTRACTS           TOTAL
==================================================================================================================================
Counterparty credit quality:
  AAA                                                                            $1,087,800                $ 4,500      $1,092,300
  AA                                                                              1,977,600                  9,100       1,986,700
  A                                                                               1,007,900                  4,500       1,012,400
  BBB                                                                               525,000                     --         525,000
  Below investment grade                                                             21,000                     --          21,000
  Not externally rated--exchanges                                                        --                 13,300          13,300
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                            $4,619,300                $31,400      $4,650,700
==================================================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         At December 31, 1994, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                       NET REPLACEMENT VALUE
                                                                                 ---------------------------------
                                                                                  SWAPS AND            FUTURES AND
                                                                                  SWAPTIONS      FORWARD CONTRACTS           TOTAL
==================================================================================================================================
Non-U.S. banks                                                                   $2,085,500                $15,200      $2,100,700
Insured municipalities                                                              270,000                     --         270,000
U.S. industrials                                                                    493,600                     --         493,600
Governmental                                                                        726,100                     --         726,100
Non-U.S. financial service companies                                                 31,000                     --          31,000
Non-U.S. industrials                                                                372,300                     --         372,300
Special purpose                                                                      16,400                     --          16,400
U.S. banks                                                                          169,000                  2,900         171,900
U.S. financial service companies                                                    323,600                     --         323,600
Supranationals                                                                      131,800                     --         131,800
Exchanges                                                                                --                 13,300          13,300
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                            $4,619,300                $31,400      $4,650,700
==================================================================================================================================

         The following tables provide the notional and contractual amounts of AIGTG's derivatives portfolio at December 31, 1994. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the December 31, 1994 balances based upon the expected timing of the future cash flows.

         The notional amounts used to express the extent of AIGTG's involvement in derivatives transactions represent a standard of measurement of the volume of AIGTG's swaps business. Notional amount is not a quantification of the market or credit risks of the positions and is not necessarily recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual cash flows to be exchanged and are not paid or received, except for certain contracts such as currency swaps. The timing and the amount of cash flows relating to foreign exchange forwards and exchange traded futures and options contracts are determined by the contractual agreements.

         The gross replacement values presented represent the sum of the estimated fair values of all of AIGTG's derivatives contracts at December 31, 1994. These values do not represent the credit risk to AIGTG.

         Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss. (See also the discussion under "Accounting
Standards: Standards Adopted in 1994" herein.)

                             American International Group, Inc. and Subsidiaries


         The following tables present AIGTG's derivatives portfolio and associated credit exposure, if applicable, by maturity and type of derivative at December 31, 1994:

(in thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                                                       REMAINING LIFE
                                                  ----------------------------------------------------
                                                                   AFTER ONE     AFTER FIVE
                                                        WITHIN      YEAR BUT      YEARS BUT      AFTER
                                                           ONE        WITHIN         WITHIN        TEN         TOTAL         TOTAL
                                                          YEAR    FIVE YEARS      TEN YEARS      YEARS          1994          1993
==================================================================================================================================
Futures and forward contracts and interest swaps:
Exchange traded futures contracts
  contractual amount(a)                           $ 17,778,200    $3,683,000       $ 42,900         --  $ 21,504,100  $ 11,582,600
==================================================================================================================================
Over the counter forward contracts
  contractual amount(b)                           $182,254,500    $8,825,800       $ 93,000     $4,700  $191,178,000  $104,333,300
==================================================================================================================================
Credit exposure for over the counter forwards:
  Gross replacement value                         $  2,934,700    $  509,600       $ 79,500     $7,200  $  3,531,000  $  2,180,700
  Master netting arrangements                       (1,284,000)     (238,700)       (54,000)      (800)   (1,577,500)     (700,800)
  Collateral                                           (82,700)            --            --         --       (82,700)           --
----------------------------------------------------------------------------------------------------------------------------------
Net replacement value(c)                          $  1,568,000    $  270,900       $ 25,500     $6,400  $  1,870,800  $  1,479,900
==================================================================================================================================

(a) Exchange traded futures are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled.

(b) Includes interest rate swaps with notional amounts of approximately $549.0 million and $203.4 million at December 31, 1994 and 1993, respectively.

(c) The net replacement values with respect to futures and forward contracts are presented as a component of trade receivables in the accompanying balance sheet.

(in thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                                                       REMAINING LIFE
                                                  ----------------------------------------------------
                                                                   AFTER ONE     AFTER FIVE
                                                        WITHIN      YEAR BUT      YEARS BUT      AFTER
                                                           ONE        WITHIN         WITHIN        TEN         TOTAL         TOTAL
                                                          YEAR    FIVE YEARS      TEN YEARS      YEARS          1994          1993
==================================================================================================================================
Option contracts:
Contractual amounts for purchased options:
  Exchange traded(a)                               $ 1,363,100    $   47,500             --         --   $ 1,410,600   $ 4,399,900
  Over the counter                                  12,127,400     1,699,200             --         --    13,826,600    15,047,400
----------------------------------------------------------------------------------------------------------------------------------
Total                                              $13,490,500    $1,746,700             --         --   $15,237,200   $19,447,300
==================================================================================================================================
Credit exposure for over the counter
 purchased options:
  Gross replacement value                          $   309,500    $   60,000             --         --   $   369,500   $   313,600
  Master netting arrangements                          (59,100)      (12,700)            --         --       (71,800)           --
  Collateral                                           (22,600)           --             --         --       (22,600)           --
----------------------------------------------------------------------------------------------------------------------------------
Net replacement value(b)                           $   227,800    $   47,300             --         --   $   275,100   $   313,600
==================================================================================================================================
Contractual amounts for sold options(c)            $12,300,000    $1,857,900             --         --   $14,157,900   $17,495,400
==================================================================================================================================

(a) Exchange traded options are not deemed to have significant credit exposure as the exchanges guarantee that every option will be properly settled.

(b) The net replacement value with respect to purchased options is presented as a component of spot commodities, at market value in the accompanying balance sheet.

(c) Options obligate AIGTG to buy or sell the underlying item if the option purchaser chooses to exercise. The amounts do not represent credit exposures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         At December 31, 1994, the counterparty credit quality by derivative product with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                NET REPLACEMENT VALUE
                                                                    ----------------------------------------------
                                                                                FUTURES AND
                                                                          FORWARD CONTRACTS       OVER THE COUNTER
                                                                    AND INTEREST RATE SWAPS      PURCHASED OPTIONS           TOTAL
==================================================================================================================================
Counterparty credit quality:
  AAA                                                                            $  213,800               $ 25,700      $  239,500
  AA                                                                                611,300                171,000         782,300
  A                                                                                 581,900                 38,000         619,900
  BBB                                                                                60,700                  6,700          67,400
  Below investment grade                                                             26,300                  6,000          32,300
  Not externally rated*                                                             376,800                 27,700         404,500
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                            $1,870,800               $275,100      $2,145,900
==================================================================================================================================

* Includes $140.0 million due from exchanges.

         At December 31, 1994, the counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 NET REPLACEMENT VALUE
                                                                    ----------------------------------------------
                                                                                FUTURES AND
                                                                          FORWARD CONTRACTS       OVER THE COUNTER
                                                                    AND INTEREST RATE SWAPS      PURCHASED OPTIONS           TOTAL
==================================================================================================================================
Non-U.S. banks                                                                   $  637,400               $180,400      $  817,800
U.S. industrials                                                                    307,600                 14,500         322,100
Governmental                                                                         94,600                 16,800         111,400
Non-U.S. financial service companies                                                 52,500                  1,800          54,300
Non-U.S. industrials                                                                137,800                 26,300         164,100
U.S. banks                                                                          398,100                 28,000         426,100
U.S. financial service companies                                                    102,800                  7,300         110,100
Exchanges                                                                           140,000                     --         140,000
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                            $1,870,800               $275,100      $2,145,900
==================================================================================================================================

         Generally, AIG manages and operates its businesses in the currencies of the local operating environment. Thus, exchange gains or losses occur when AIG's foreign currency net investment is affected by changes in the foreign exchange rates relative to the U.S. dollar from one reporting period to the next.

         As an end-user, AIG and its subsidiaries, including its insurance subsidiaries, use derivatives to aid in managing AIG's foreign exchange translation exposure. Derivatives may also be used to minimize certain exposures with respect to AIG's debt financing and insurance investment operations; to date, such activities have been minor.

         AIG, through its Foreign Exchange Operating Committee, evaluates its worldwide consolidated net asset or liability positions and manages AIG's translation exposure to adverse movement in currency exchange rates. AIG may use forward exchange contracts and purchases options where the cost of such is reasonable and markets are liquid to reduce these exchange translation exposures. The exchange gain or loss with respect to these hedging instruments is recorded on an accrual basis as a component of the cumulative translation adjustment account in capital funds. AIG's largest currency net investments have had historically stable exchange rates with respect to the U.S. dollar.

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

                             American International Group, Inc. and Subsidiaries


agreements above.) AIG seeks to eliminate or minimize such uncertainty through continuous consultation with internal and external legal advisors, both domestically and abroad, in order to understand the nature of legal risk, to improve documentation and to strengthen transaction structure.

         Over the counter derivatives are not transacted in an exchange traded environment. The futures exchanges maintain considerable financial requirements and surveillance to ensure the integrity of exchange traded futures and options.

         Over the counter derivatives dealers have drafted a code of conduct to provide standards for their industry. The alternative to self-regulation is federal regulation. AIG supports self-regulation and expects to adhere to promulgated standards.

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

         Standards for the life RBC formula and a model act have been approved by regulators and were effective with the 1993 statutory financial statements. At December 31, 1994, the adjusted capital of each of AIG's four domestic life companies exceeded each of their RBC standards by considerable margins.

         RBC standards for property and casualty insurers were finalized in principle in December 1993 and were effective with the 1994 statutory financial statements. At December 31, 1994, the adjusted capital of each of AIG's domestic general companies exceeded each of their RBC standards by considerable margins. Additionally, no AIG company is on any regulatory or similar "watch list".

         In 1992, domestic life insurance companies were required for regulatory purposes to fully adopt two investment reserves, the Asset Valuation Reserve (AVR) and the Interest Maintenance Reserve (IMR). The AVR is formula based and applies to all invested assets which are subject to either credit or market risk. The IMR defers realized capital gains and losses on the sale of fixed maturities and mortgage loans. The realized gains and losses are subsequently amortized into investment income over the original term of the disposed assets. The impact of these reserves on the separately reported statutory income of certain domestic life companies was significant in 1994. However, there was no impact on AIG's 1994 GAAP consolidated life insurance operating income presented herein.

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

         In December 1994, AIG acquired $200 million in a new issue of 9 percent cumulative convertible preferred stock of 20th Century Industries (20th Century), a low-cost provider of mass marketed auto insurance in California. Dividends on the preferred stock will be paid in cash or in kind for the first three years at 20th Century's option, and in cash thereafter. Additionally, AIG invested $16 million in warrants for 16 million common shares of 20th Century at a per share exercise price of $13.50. AIG expects to enter a strategic alliance with 20th Century to extend the direct marketing of personal automobile insurance to certain western states. Pursuant to its agreement with 20th Century, by March 31, 1995, AIG will invest an additional $20 million in the preferred stock of 20th Century.

         In January 1995, the Kobe region of Japan suffered severe damage as a result of an earthquake. The impact of the insured losses on AIG's 1995 results of operations before taxes is currently estimated to be $50 million net of reinsurance.

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

         Although there was no effect on AIG's operating income upon the adoption of the Interpretation, AIG adopted this Interpretation effective January 1, 1994, and now presents certain of its financial services assets and liabilities, primarily unrealized gain (loss) on interest rate and currency swaps, options and forward transactions, on a gross basis. Thus, both consolidated assets and liabilities have increased. The effect of presenting these assets and liabilities on a gross basis on AIG's consolidated balance sheet was not significant. The prior year's balance sheet was not reclassified.

         In November 1992, FASB issued Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Post-employment Benefits" (FASB
112). FASB 112 established accounting standards for employers who provide benefits to former or inactive employees after employment but before

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

retirement. FASB 112 was adopted by AIG effective January 1, 1994, and had no significant effect on AIG's results of operations, financial condition or liquidity.

         In May 1993, FASB issued Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" (FASB 114). FASB 114 addresses the accounting by all creditors for impairment of certain loans. The impaired loans are to be measured at the present value of all expected future cash flows. The present value may be determined by discounting the expected future cash flows at the loan's effective rate or valued at the loan's observable market price or valued at the fair value of the collateral if the loan is collateral dependent. AIG adopted FASB 114 effective December 31, 1994.

         In October 1994, FASB issued Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (FASB 118). FASB 118 amends FASB 114 to allow a creditor to use existing methods to recognize interest income on an impaired loan. FASB 118 also amends certain disclosure requirements of FASB 114. This statement is effective at the same time as FASB 114. AIG adopted FASB 118 effective December 31, 1994. The adoption of these statements did not cause any significant impact on AIG's results of operations, financial condition or liquidity.

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

         FASB 119 requires disclosure about the amounts, nature and terms of derivatives that are not subject to FASB 105. Also, FASB 119 requires disclosure about financial instruments held or issued for trading purposes and purposes other than trading. This statement was adopted by AIG effective December 31, 1994.

                             American International Group, Inc. and Subsidiaries


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


--------------------------------------------------------------
                                                          PAGE
--------------------------------------------------------------
  Report of Independent Accountants                         36
  Consolidated Balance Sheet at
    December 31, 1994 and 1993                              37
  Consolidated Statement of Income for the
    years ended December 31, 1994, 1993
    and 1992                                                39
  Consolidated Statement of Capital Funds
    for the years ended December 31, 1994,
    1993 and 1992                                           40
  Consolidated Statement of Cash Flows for
    the years ended December 31, 1994,
    1993 and 1992                                           41
  Notes to Financial Statements                             43

Schedules:
    I--Summary of Investments--Other Than
         Investments in Related
         Parties as of
         December 31, 1994                                 S-1
    II--Condensed Financial Information of
         Registrant as of December 31, 1994
         and 1993 and for the years ended
         December 31, 1994, 1993 and 1992                  S-2
    III--Supplementary Insurance Information as
         of December 31, 1994, 1993 and
         1992 and for the years then ended                 S-4
    IV--Reinsurance as of December 31, 1994,
         1993 and 1992 and for the years
         then ended                                        S-5
    VI--Supplemental Information Concerning
         Property-Casualty Insurance Operations
         as of December 31, 1994, 1993
         and 1992 and for the years then ended             S-6

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
American International Group, Inc.

         We have audited the consolidated financial statements of American International Group, Inc. and subsidiaries listed in the index on page 35 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American International Group, Inc. and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

         As discussed in Note 1(w) of Notes to Financial Statements, the Company changed its method of accounting for investments in certain fixed maturity securities in 1993, and in 1992 for income taxes and postretirement benefits other than pensions.

                                                        COOPERS & LYBRAND L.L.P.

New York, New York
February 23, 1995.

                             American International Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET

(in thousands)
------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                            1994              1993
==============================================================================================================================
ASSETS:
  Investments and cash:
    Fixed maturities:
      Bonds held to maturity, at amortized cost (market value: 1994-$13,109,700;
        1993-$13,278,300)                                                                       $ 13,041,807      $ 12,193,701
      Bonds available for sale, at market value (amortized cost: 1994-$22,207,300;
        1993-$16,599,600)                                                                         21,812,600        17,562,411
      Bonds trading securities, at market value (cost: 1994-$172,000;
        1993-$307,900)                                                                               163,956           310,834
      Preferred stocks, at amortized cost (market value: 1994-$424,800; 1993-$18,000)                412,503            17,428
    Equity securities:
      Common stocks (cost: 1994-$4,607,800; 1993-$3,720,000)                                       5,002,668         4,364,410
      Non-redeemable preferred stocks (cost: 1994-$85,900; 1993-$108,200)                             96,503           123,837
    Mortgage loans on real estate, policy and collateral loans-net                                 5,353,074         3,576,516
    Financial services assets:
    Flight equipment primarily under operating leases, net of accumulated depreciation
      (1994-$959,100; 1993-$599,800)                                                              10,723,527         8,555,356
    Securities available for sale, at market value (cost: 1994-$3,794,100;
      1993-$4,971,800)                                                                             3,796,792         4,991,105
    Trading securities, at market value                                                            2,483,637         2,516,166
    Spot commodities, at market value                                                                916,833           764,215
    Net unrealized gain on interest rate and currency swaps, options and forward transactions             --           640,120
    Unrealized gain on interest rate and currency swaps, options and forward transactions          4,650,743                --
    Trade receivables                                                                              2,629,734         1,328,391
    Securities purchased under agreements to resell, at contract value                             1,209,403         2,737,507
  Other invested assets                                                                            1,953,015         1,265,056
  Short-term investments, at cost which approximates market value                                  2,467,453         5,072,893
  Cash                                                                                                76,237           157,481
------------------------------------------------------------------------------------------------------------------------------
    Total investments and cash                                                                    76,790,485        66,177,427



  Investment income due and accrued                                                                  927,951           808,268
  Premiums and insurance balances receivable-net                                                   8,802,207         8,364,096
  Reinsurance assets                                                                              16,289,607        15,883,788
  Deferred policy acquisition costs                                                                5,132,245         4,249,409
  Investments in partially-owned companies                                                           645,167           571,680
  Real estate and other fixed assets, net of accumulated depreciation
    (1994-$1,129,500; 1993-$950,000)                                                               1,865,244         1,615,742
  Separate and variable accounts                                                                   2,297,605         1,914,815
  Other assets                                                                                     1,595,606         1,429,623



------------------------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                                                $114,346,117      $101,014,848
==============================================================================================================================

See Accompanying Notes to Financial Statements.

                             American International Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET (CONTINUED)

(in thousands, except share amounts)
----------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                                  1994            1993
==================================================================================================================================
LIABILITIES:
  Reserve for losses and loss expenses                                                                $ 31,435,355    $ 30,046,172
  Reserve for unearned premiums                                                                          6,318,754       5,515,670
  Future policy benefits for life and accident and health insurance contracts                           17,432,222      14,638,382
  Policyholders' contract deposits                                                                       6,487,426       4,439,839
  Other policyholders' funds                                                                             1,951,358       1,739,290
  Reserve for commissions, expenses and taxes                                                            1,319,183       1,113,397
  Insurance balances payable                                                                             1,462,545       1,458,383
  Funds held by companies under reinsurance treaties                                                       382,853         406,902
  Income taxes payable:
    Current                                                                                                420,569         358,219
    Deferred                                                                                                33,031         447,790
  Financial services liabilities:
    Borrowings under obligations of guaranteed investment agreements                                     5,535,318       6,735,579
    Securities sold under agreements to repurchase, at contract value                                    1,342,064       2,299,563
    Trade payables                                                                                       2,108,263       1,688,147
    Securities sold but not yet purchased, principally obligations of the
      U.S. Government and Government agencies, at market value                                             192,898         696,454
    Spot commodities sold but not yet purchased, at market value                                           369,089         285,757
    Unrealized loss on interest rate and currency swaps, options and forward transactions                3,659,450              --
    Deposits due to banks and other depositors                                                             655,973         557,372
  Commercial paper                                                                                       1,960,545       1,618,979
  Notes, bonds and loans payable                                                                         7,567,046       5,021,941
  Commercial paper                                                                                       1,829,014       1,529,906
  Notes, bonds, loans and mortgages payable                                                                627,554         782,660
  Separate and variable accounts                                                                         2,297,605       1,914,815
  Other liabilities                                                                                      2,336,341       2,295,436
----------------------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                                                   97,724,456      85,590,653
==================================================================================================================================

    COMMITMENTS AND CONTINGENT LIABILITIES

  PREFERRED SHAREHOLDERS' EQUITY IN SUBSIDIARY COMPANY                                                     200,000         200,000

CAPITAL FUNDS:
  Common stock, $2.50 par value; 500,000,000 shares authorized; shares issued
    1994-337,390,984; 1993-337,390,986                                                                     843,477         843,477
  Additional paid-in capital                                                                               565,410         572,142
  Unrealized appreciation of investments, net of taxes                                                     184,556         922,646
  Cumulative translation adjustments, net of taxes                                                        (288,074)       (348,186)
  Retained earnings                                                                                     15,340,928      13,301,529
  Treasury stock; 1994-21,550,358; 1993-19,762,919 shares of common stock
    (including 18,538,925 and 18,747,224 shares, respectively held by subsidiaries)                       (224,636)        (67,413)
----------------------------------------------------------------------------------------------------------------------------------
    TOTAL CAPITAL FUNDS                                                                                 16,421,661      15,224,195
----------------------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND CAPITAL FUNDS                                                               $114,346,117    $101,014,848
==================================================================================================================================

See Accompanying Notes to Financial Statements.

                             American International Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share amounts)
----------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                                       1994           1993            1992
==================================================================================================================================
GENERAL INSURANCE OPERATIONS:
  Net premiums written                                                                  $10,865,753    $10,025,903     $ 9,138,528
  Change in unearned premium reserve                                                       (578,922)      (459,263)         70,862
----------------------------------------------------------------------------------------------------------------------------------
  Net premiums earned                                                                    10,286,831      9,566,640       9,209,390
  Net investment income                                                                   1,435,092      1,340,480       1,252,086
  Realized capital gains                                                                     52,487         65,264          67,134
----------------------------------------------------------------------------------------------------------------------------------
                                                                                         11,774,410     10,972,384      10,528,610
----------------------------------------------------------------------------------------------------------------------------------
  Losses incurred                                                                         6,645,223      6,310,099       6,172,111
  Loss expenses incurred                                                                  1,360,378      1,265,917       1,331,393
  Underwriting expenses (principally policy acquisition costs)                            2,133,713      1,980,233       1,900,970
----------------------------------------------------------------------------------------------------------------------------------
                                                                                         10,139,314      9,556,249       9,404,474
----------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                                        1,635,096      1,416,135       1,124,136
----------------------------------------------------------------------------------------------------------------------------------
LIFE INSURANCE OPERATIONS:
  Premium income                                                                          6,724,321      5,746,046       4,853,087
  Net investment income                                                                   1,748,428      1,499,714       1,313,838
  Realized capital gains                                                                     86,706         54,576          43,257
----------------------------------------------------------------------------------------------------------------------------------
                                                                                          8,559,455      7,300,336       6,210,182
----------------------------------------------------------------------------------------------------------------------------------
  Death and other benefits                                                                2,716,093      2,374,112       1,849,238
  Increase in future policy benefits                                                      3,066,468      2,517,245       2,274,638
  Acquisition and insurance expenses                                                      1,824,410      1,627,368       1,418,853
----------------------------------------------------------------------------------------------------------------------------------
                                                                                          7,606,971      6,518,725       5,542,729
----------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                                          952,484        781,611         667,453
----------------------------------------------------------------------------------------------------------------------------------
Agency and service fee operating income                                                      54,129         60,247          52,570
----------------------------------------------------------------------------------------------------------------------------------
Financial services operating income                                                         404,853        390,038         346,442
----------------------------------------------------------------------------------------------------------------------------------
Equity in income of minority-owned insurance operations                                      56,005         39,589          27,929
----------------------------------------------------------------------------------------------------------------------------------
Other realized capital losses                                                               (52,340)       (12,742)        (11,293)
----------------------------------------------------------------------------------------------------------------------------------
Minority interest                                                                           (29,657)       (26,938)        (11,201)
----------------------------------------------------------------------------------------------------------------------------------
Other income (deductions)-net                                                               (68,591)       (46,859)        (58,988)
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of
  accounting changes                                                                      2,951,979      2,601,081       2,137,048
----------------------------------------------------------------------------------------------------------------------------------
Income taxes (benefits):
  Current                                                                                   836,764        772,032         556,332
  Deferred                                                                                  (60,300)       (89,029)        (44,299)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                            776,464        683,003         512,033
----------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting changes                                     2,175,515      1,918,078       1,625,015
Cumulative effect of accounting changes, net of tax
  AIG                                                                                            --             --          31,941
  Minority-owned insurance operations                                                            --         20,695              --
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                              $ 2,175,515    $ 1,938,773     $ 1,656,956
==================================================================================================================================
Earnings per common share:
Income before cumulative effect of accounting changes                                         $6.87          $6.04          $ 5.10
Cumulative effect of accounting changes, net of tax
  AIG                                                                                            --             --             .10
  Minority-owned insurance operations                                                            --            .07              --
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                    $6.87          $6.11          $ 5.20
==================================================================================================================================
Average shares outstanding                                                                  316,586        317,461         317,637
==================================================================================================================================

See Accompanying Notes to Financial Statements.

                             American International Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CAPITAL FUNDS

(in thousands, except per share amounts)
----------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                                       1994           1993            1992
==================================================================================================================================
PREFERRED STOCK:
  Series M-1 and M-2, exchangeable money market cumulative serial:
  Balance at beginning of year                                                          $        --    $         8     $         8
    Redemption of preferred stock                                                                --             (8)             --
----------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                         --             --               8
----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK:
  Balance at beginning of year                                                              843,477        562,324         562,324
    Stock split effected as dividend                                                             --        281,153              --
----------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                    843,477        843,477         562,324
----------------------------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of year                                                              572,142      1,014,947       1,029,733
    Excess (deficit) of proceeds over (under) par value of common stock or cost of treasury common stock issued under stock
      option and stock purchase plans                                                        (6,732)       (10,131)        (13,353)
    Stock split effected as dividend                                                             --       (281,153)             --
    Redemption of preferred stock                                                                --       (149,992)             --
    Other                                                                                        --         (1,529)         (1,433)
----------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                    565,410        572,142       1,014,947
----------------------------------------------------------------------------------------------------------------------------------
UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS, NET OF TAXES:
  Balance at beginning of year                                                              922,646        129,816         114,826
    Changes during year                                                                  (1,084,566)       719,824          26,812
    Deferred income tax (expense) benefit on changes                                        346,476       (177,971)        (11,822)
    Cumulative effect of accounting change, net of taxes of $156,521                             --        250,977              --
----------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                    184,556        922,646         129,816
----------------------------------------------------------------------------------------------------------------------------------
CUMULATIVE TRANSLATION ADJUSTMENTS, NET OF TAXES:
  Balance at beginning of year                                                             (348,186)      (333,882)       (167,567)
    Changes during year                                                                      37,089          8,742        (212,541)
    Applicable income tax (expense) benefit on changes                                       23,023        (23,046)         46,226
----------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                   (288,074)      (348,186)       (333,882)
----------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS:
  Balance at beginning of year                                                           13,301,529     11,486,615       9,946,335
    Net income                                                                            2,175,515      1,938,773       1,656,956
    Cash dividends to shareholders:
      Preferred                                                                                  --         (1,043)         (4,471)
      Common ($.43, $.39 and $.35 per share, respectively)                                 (136,116)      (122,816)       (112,205)
----------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                 15,340,928     13,301,529      11,486,615
----------------------------------------------------------------------------------------------------------------------------------
TREASURY STOCK, AT COST:
  Balance at beginning of year                                                              (67,413)       (77,676)        (22,205)
    Cost of shares acquired during year                                                    (178,676)       (13,148)        (82,096)
    Issued under stock option and stock purchase plans                                       21,453         23,411          26,625
----------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                   (224,636)       (67,413)        (77,676)
----------------------------------------------------------------------------------------------------------------------------------
Total capital funds at end of year                                                      $16,421,661    $15,224,195     $12,782,152
==================================================================================================================================

See Accompanying Notes to Financial Statements.

                             American International Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)
----------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                                       1994           1993            1992
==================================================================================================================================
SUMMARY:
  Net cash provided by operating activities                                             $ 5,388,795    $ 6,467,451     $ 2,983,661
  Net cash used in investing activities                                                  (9,139,291)    (7,998,990)     (5,944,009)
  Net cash provided by financing activities                                               3,669,252      1,552,392       2,948,448
----------------------------------------------------------------------------------------------------------------------------------
  Change in cash                                                                            (81,244)        20,853         (11,900)
  Cash at beginning of year                                                                 157,481        136,628         148,528
----------------------------------------------------------------------------------------------------------------------------------
  Cash at end of year                                                                   $    76,237    $   157,481     $   136,628
==================================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                            $ 2,175,515    $ 1,938,773     $ 1,656,956
----------------------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash provided by operating activities:
      Non-cash revenues, expenses, gains and losses included in income:
      Change in:
        General and life insurance reserves                                               5,426,572      4,770,443       3,755,753
        Premiums and insurance balances receivable and payable-net                         (433,949)       204,046        (119,083)
        Reinsurance assets                                                                 (405,819)    (1,541,186)       (980,757)
        Deferred policy acquisition costs                                                  (882,836)      (591,591)       (415,142)
        Investment income due and accrued                                                  (119,683)       (25,877)        (72,442)
        Funds held under reinsurance treaties                                               (24,049)        75,387          14,332
        Other policyholders' funds                                                          212,068        212,813        (163,971)
        Current and deferred income taxes-net                                                 2,050        141,143         (46,695)
        Reserve for commissions, expenses and taxes                                         205,786        188,592          82,052
        Other assets and liabilities-net                                                   (123,796)        15,711         366,672
        Trade receivables and payables-net                                                 (881,227)     1,483,536      (1,537,589)
        Trading securities, at market value                                                  32,529       (568,946)       (322,323)
        Spot commodities, at market value                                                  (152,618)      (132,498)        313,274
        Net unrealized gain on interest rate and currency swaps,
          options and forward transactions                                                 (351,173)       782,580        (880,117)
        Securities purchased under agreements to resell                                   1,528,104      1,579,805      (1,132,296)
        Securities sold under agreements to repurchase                                     (957,499)    (1,332,642)      1,881,101
        Securities sold but not yet purchased                                              (503,556)       279,063        (594,152)
        Spot commodities sold but not yet purchased, at market value                         83,332     (1,250,918)      1,290,089
      Realized capital gains                                                                (86,853)      (107,098)        (99,098)
      Equity in income of partially-owned companies and other invested assets              (108,378)       (61,934)        (19,041)
      Depreciation expenses, principally flight equipment                                   581,930        472,247         391,865
      Cumulative effect of accounting changes                                                    --        (20,695)        (31,941)
      Change in cumulative translation adjustments                                           37,089          8,742        (212,541)
      Other-net                                                                             135,256        (52,045)       (141,245)
----------------------------------------------------------------------------------------------------------------------------------
      Total adjustments                                                                   3,213,280      4,528,678       1,326,705
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                               $ 5,388,795    $ 6,467,451     $ 2,983,661
==================================================================================================================================

See Accompanying Notes to Financial Statements.

                             American International Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT
OF CASH FLOWS (CONTINUED)

(in thousands)
----------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                                       1994           1993            1992
==================================================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cost of fixed maturities, at amortized cost sold                                   $         --   $  1,319,187    $  1,189,167
    Cost of fixed maturities, at amortized cost matured or redeemed                         580,098      2,202,289       1,544,986
    Cost of bonds, at market sold                                                         7,945,587      5,251,475       5,301,328
    Cost of bonds, at market matured or redeemed                                          1,451,753        556,881         769,043
    Cost of equity securities sold                                                        2,675,545      1,885,439       1,699,855
    Realized capital gains                                                                   86,853        107,098          99,098
    Purchases of fixed maturities                                                       (16,168,618)   (11,965,103)    (11,656,635)
    Purchases of equity securities                                                       (3,518,311)    (2,868,385)     (2,043,295)
    Mortgage, policy and collateral loans granted                                        (2,691,600)    (1,234,780)       (869,290)
    Repayments of mortgage, policy and collateral loans                                     780,406        691,284         789,158
    Sales or maturities of securities held for investment                                        --      1,902,814       2,385,465
    Sales of securities available for sale                                                4,421,682             --              --
    Maturities of securities available for sale                                             464,301             --              --
    Purchases of securities held for investment                                                  --     (2,714,813)     (2,751,823)
    Purchases of securities available for sale                                           (3,695,670)            --              --
    Sales of flight equipment                                                               266,262        301,353         210,927
    Purchases of flight equipment                                                        (2,726,791)    (2,410,816)     (1,746,762)
    Net additions to real estate and other fixed assets                                    (469,759)      (389,390)       (249,705)
    Sales or distributions of other invested assets                                         370,047        325,077         255,497
    Investments in other invested assets                                                   (913,346)      (436,660)       (232,317)
    Change in short-term investments                                                      2,081,866       (424,014)       (547,229)
    Investments in partially-owned companies                                                (79,596)       (97,926)        (91,477)
----------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                  $ (9,139,291)  $ (7,998,990)   $ (5,944,009)
==================================================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in policyholders' contract deposits                                         $  2,047,587   $    (46,863)   $    709,298
    Change in deposits due to banks and other depositors                                     98,601       (444,238)        789,579
    Change in commercial paper                                                              640,674        523,576         856,092
    Proceeds from notes, bonds, loans and mortgages payable                               4,810,073      2,479,559       2,388,701
    Repayments on notes, bonds, loans and mortgages payable                              (2,427,351)      (822,147)     (1,639,780)
    Liquidation of zero coupon notes payable                                                     --             --          (4,647)
    Proceeds from guaranteed investment agreements                                        3,650,957      4,244,133       3,024,305
    Maturities of guaranteed investment agreements                                       (4,851,218)    (4,206,373)     (3,088,167)
    Proceeds from subsidiary company preferred stock issued                                      --         98,472          98,567
    Proceeds from common stock issued                                                        14,721         13,280          13,272
    Cash dividends to shareholders                                                         (136,116)      (123,859)       (116,676)
    Acquisition of treasury stock                                                          (178,676)       (13,148)        (82,096)
    Redemption of preferred stock                                                                --       (150,000)             --
----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              $  3,669,252   $  1,552,392    $  2,948,448
==================================================================================================================================
TAXES PAID                                                                             $    741,900   $    466,600    $    328,900
==================================================================================================================================
INTEREST PAID                                                                          $  1,055,500   $  1,017,100    $  1,052,000
==================================================================================================================================

See Accompanying Notes to Financial Statements.

                             American International Group, Inc. and Subsidiaries
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) PRINCIPLES OF CONSOLIDATION:The consolidated financial statements include the accounts of American International Group, Inc. and all significant subsidiaries (AIG). All material intercompany accounts and transactions have been eliminated.

         (b) BASIS OF PRESENTATION: The accompanying financial statements have been prepared on the basis of generally accepted accounting principles. Certain accounts have been reclassified in the 1993 and 1992 financial statements to conform to their 1994 presentation.

         General Insurance Operations:Premiums are earned primarily on a pro rata basis over the term of the related coverage. The reserve for unearned premiums represents the portion of net premiums written relating to the unexpired terms of coverage.

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

         FINANCIAL SERVICES OPERATIONS: AIG conducts, primarily as principal, an interest rate, currency, and equity derivative products business which includes long-dated transactions. AIG also enters into guaranteed investment agreement transactions. In the course of conducting this business, AIG also engages in a variety of other related financial transactions, including offsetting transactions.

         AIG, as principal, engages in certain foreign exchange, interest rates, precious and base metals, petroleum and natural gas trading activities. AIG owns inventories in the commodities in which it trades and may reduce the exposure to market risk through the use of forwards, futures and option contracts.

         AIG, as lessor, leases flight equipment principally under operating leases. Accordingly, income is reported over the life of the lease as rentals become receivable under the provisions of the lease or, in the case of leases with varying payments, under the straight-line method over the noncancelable term of the lease. In certain cases, leases provide for additional amounts contingent on usage. AIG also is a marketer of flight equipment and marketing revenues from such operations consisting of net gains on sales of flight equipment, commissions and net gains on dispositions of leased flight equipment.

         (c) INVESTMENTS IN FIXED MATURITIES AND EQUITY SECURITIES: Bonds and preferred stocks held to maturity, both of which are principally owned by the insurance subsidiaries, are carried at amortized cost where AIG has the ability and positive intent to hold these securities until maturity. Where AIG may not have the positive intent to hold these securities until maturity, those bonds are considered to be available for sale and carried at market value. Included in the bonds available for sale are collateralized mortgage obligations (CMOs). Premiums and discounts arising from the purchase of CMOs are treated as yield adjustments over the estimated life. Bond trading securities are carried at market value, as it is AIG's intention to sell these securities in the near term. Common and non-redeemable preferred stocks are carried at market value.

         Unrealized gains and losses from investments in equity securities and fixed maturities available for sale are reflected in capital funds, net of any related deferred income taxes. Unrealized gains and losses from investments in trading securities are reflected in income currently.

         Realized capital gains and losses are determined principally by specific identification. Where declines in values of securities below cost or amortized cost are considered to be other than temporary, a charge would be reflected in income for the difference between amortized cost and estimated net realizable value.

         (d) MORTGAGE LOANS ON REAL ESTATE, POLICY AND COLLATERAL LOANS--NET:
Mortgage loans on real estate, policy loans and collateral loans are carried at unpaid principal balances. Impairment of mortgage loans on real estate and collateral loans is generally measured based on the present value of expected future cash flows discounted at the loan's effective interest rate subject to the fair value of underlying collateral. Interest income on such loans is recognized as cash is received.

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

         (f) SECURITIES AVAILABLE FOR SALE, AT MARKET VALUE:
These securities are held to meet long term investment objectives and are accounted for as available for sale, carried at market value and are recorded on a trade date basis. Unrealized gains and losses are reflected in capital funds, net of any related deferred income taxes.

         (g) TRADING SECURITIES, AT MARKET VALUE: Trading securities are held to meet short term investment objectives, including hedging securities. These securities are recorded on a trade date basis and marked to market daily. The unrealized gains and losses are reflected in income daily.

         (h) SPOT COMMODITIES, AT MARKET VALUE: Spot commodities, which include commodities and options, are valued at market and are recorded on a trade date basis. The unrealized gains and losses are reflected in income currently. The exposure to market risk may be reduced through the use of forwards, futures and option contracts. These contracts are valued at market and are recorded as contractual commitments on a trade date basis. The unrealized gains and losses on open contracts are reflected in income currently.

         (i) UNREALIZED GAIN AND UNREALIZED LOSS ON INTEREST RATE AND CURRENCY SWAPS, OPTIONS AND FORWARD TRANSACTIONS: Swaps, options and forward transactions are accounted for as contractual commitments recorded on a trade date basis and are carried at market or estimated fair value when market values are not available. Estimated fair values are based on the use of valuation models that utilize, among other things, current interest, foreign exchange and volatility rates with the resulting unrealized gains or losses reflected in income currently. These valuations represent an assessment of the present values of expected future cash flows of these transactions and may include reserves for market risk as deemed appropriate. The portfolio's discounted cash flows are evaluated with reference to current market conditions, maturities within the portfolio and other relevant factors. Based upon this evaluation, it is determined what, if any, offsetting transactions are necessary to reduce the market risk of the portfolio. The recorded values of these transactions may be different than the values that might be realized if AIG were to sell or close out the transactions prior to maturity. AIG manages its market risk with a variety of transactions, including swaps, trading securities, futures and forward contracts and other transactions as appropriate.

         (j) TRADE RECEIVABLES AND TRADE PAYABLES: Trade receivables and trade payables include balances due from and due to clearing brokers and exchanges and receivables from and payables to counterparties which relate to unrealized gains and losses on open futures and forward contracts, securities, commodities and swaps.

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

         (m) REINSURANCE ASSETS: Reinsurance assets include the balances due from both reinsurance and insurance companies under the terms of AIG's reinsurance arrangements for paid and unpaid losses and loss expenses, ceded unearned premiums and ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. It also includes funds held under reinsurance treaties.

         (n) INVESTMENTS IN PARTIALLY-OWNED COMPANIES:
The equity method of accounting is used for AIG's investment in companies in which AIG's ownership interest approximates twenty but is not greater than fifty percent (minority-owned companies). Equity in income of minority-owned insurance operations is presented separately in the consolidated statement of income. Equity in realized capital gains of such companies is included in other realized capital gains (losses). Equity in net income of other unconsolidated companies is principally included in other income (deductions)-net. At
December 31, 1994, AIG's significant investments in partially-owned companies included its 46.4 percent interest in Transatlantic Holdings, Inc. (Transatlantic), which derives a substantial portion of its assumed reinsurance from AIG subsidiaries; its 19.9 percent

                             American International Group, Inc. and Subsidiaries
interest in Richmond Insurance Company; its 23.9 percent interest in SELIC Holdings, Ltd; and its 24.4 percent interest in IPC Holdings, Ltd. This balance sheet caption also includes investments in less significant partially-owned companies and in certain minor majority-owned subsidiaries. At December 31, 1994, the market value of AIG's investment in Transatlantic exceeded its carrying value by approximately $239.3 million.

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

         (t) TRANSLATION OF FOREIGN CURRENCIES: Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" (FASB 52). Under FASB 52, functional currency assets and liabilities are translated into U.S. dollars generally using current rates of exchange and the related translation adjustments are recorded as a separate component of capital funds net of any related taxes. Functional currencies are generally the currencies of the local operating environment. Income statement accounts expressed in functional currencies are translated using average exchange rates. The adjustments resulting from translation of financial statements of foreign entities operating in highly inflationary economies are recorded in income. Exchange gains and losses resulting from foreign currency transactions are also recorded in income currently. The exchange gain or loss with respect to utilization of foreign exchange hedging instruments is recorded as a component of capital funds.

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

         (w) ACCOUNTING STANDARDS:

         (i) STANDARDS ADOPTED IN 1994: In March 1992, the Financial Accounting Standards Board (FASB) issued Interpretation No. 39 "Offsetting of Amounts Related to Certain Contracts" (Interpretation), which is effective for fiscal years beginning after December 15, 1993. The Interpretation requires that unrealized gains and losses on swaps, forwards, options and similar contracts be recognized as assets and liabilities. Previously, AIG's policy was to record such unrealized gains and losses on a net basis in the consolidated balance sheet. The Interpretation allows the netting of such unrealized gains and losses with the same counterparty when they are included under a master netting arrangement with the counterparty and the contracts are reported at market value.

         Although there was no effect on AIG's operating income upon the adoption of the Interpretation, AIG now presents certain of its financial services assets and liabilities, primarily unrealized gain or loss on interest rate and currency swaps, options and forward transactions, on a gross basis. Thus, both consolidated assets and liabilities have increased. The effect of presenting these assets and liabilities on a gross basis on AIG's consolidated balance sheet was not significant. Prior years' balance sheets are not required to be restated. AIG adopted this interpretation effective January 1, 1994.

         In November 1992, FASB issued Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" (FASB
112). FASB 112 establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. FASB 112 was adopted by AIG effective January 1, 1994 and had no significant impact on AIG's results of operations, financial condition or liquidity.

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

         In October 1994, FASB issued Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (FASB 118). FASB 118 amends FASB 114 to allow a creditor to use existing methods to recognize interest income on an impaired loan. FASB 118 also amends certain disclosure requirements of FASB 114. AIG has adopted FASB 114 and FASB 118 effective December 31, 1994. The adoption of these statements did not have any significant impact on AIG's results of operations, financial condition or liquidity.

         In October 1994, FASB issued Statement of Financial Accounting Standards No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" (FASB 119). FASB 119 requires disclosure about derivative financial instruments and amends FASB 105 "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" (FASB 105) and FASB 107 "Disclosure about Fair Value of Financial Instruments".

         FASB 119 requires disclosure about the amounts, nature and terms of derivatives that are not subject to FASB 105. Also, FASB 119 requires disclosure about financial instruments held or issued for trading purposes and purposes other than trading. This statement was adopted by AIG effective December 31, 1994.

         In December 1994, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 94-5 "Disclosure of Certain Matters in the Financial Statements of Insurance Enterprises" (SOP 94-5). Pursuant to SOP 94-5, AIG has disclosed certain information with respect to unpaid claims and claim adjustment expenses; accounting methods used by AIG's insurance subsidiaries that are permitted by various domestic and foreign insurance regulatory authorities rather than prescribed by such authorities; and AIG's policies and methodologies for estimating the liability for unpaid claim adjustment expense for difficult-to-estimate liabilities.

         (ii) STANDARDS ADOPTED PRIOR TO 1994: In 1990, FASB issued Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FASB 106). FASB 106 establishes accounting for postretirement benefits, principally postretirement health care and life insurance benefits. It requires accrual accounting for postretirement benefits during the years that an employee renders services. FASB 106 has been adopted effective January 1, 1992. The consolidated transition liability was approximately $83.1 million, including minor amounts for certain foreign plans. The transition liability was recognized immediately at adoption as a change in accounting principle. The cumulative effect of the adoption of FASB 106 was a charge of $54.8 million, net of a tax benefit of $28.3 million.

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

         In May 1993, FASB issued Statement of Accounting Standards No. 115 "Accounting for Certain Investments on Debt and Equity Securities" (FASB 115) and AIG adopted this standard at December 31, 1993. The pretax increase in carrying value of bonds available for sale as a result of marking to market was $919.3 million. The portion which inured to the benefit of policyholders was $511.8 million, which has been recorded as a component of future policy benefits for life and accident and health insurance contracts. Thus, the unrealized appreciation of investments increased $251.0 million, net of taxes of $156.5 million.

         FASB 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows:

         * Where an enterprise has the positive intent and ability to hold debt securities to maturity, those securities are deemed to be held to maturity securities and reported at amortized cost.

         * Where an enterprise purchases debt and equity securities principally for the purpose of selling them in the near term, those securities are deemed to be trading securities and are reported at fair value, with the unrealized gains and losses included in operating income.

         * Where debt and equity securities are not reported either as held to maturity securities or trading securities, those securities are deemed to be available for sale securities and reported at fair value, with unrealized gains and losses excluded from operating income and reported in a separate component of shareholders' equity.

                             American International Group, Inc. and Subsidiaries

         This statement has significantly changed and narrowed the meaning of the held to maturity category from previous generally accepted accounting principles.

         During 1993, the Emerging Issues Task Force (EITF) of the FASB adopted an accounting rule "Accounting for Multiple-Year Retrospectively Rated Contract by Ceding and Assuming Enterprises" (EITF Issue No. 93-6). This rule encompasses any multiyear retrospectively rated contract requiring that insurers recognize as assets the reinsurer's obligations, and that ceding insurers accrue liabilities for the contract obligations. AIG has analyzed the aspects of this accounting rule and determined that its implementation had no significant impact on AIG's results of operations or financial condition.

2. FOREIGN OPERATIONS

Certain subsidiaries operate solely outside of the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written and/or investment and non-insurance related operations are located. In addition, certain of AIG's domestic subsidiaries have branch and/or subsidiary operations and substantial assets and liabilities in foreign countries. Certain countries have restrictions on the conversions of funds which generally cause a delay in the outward remittance of such funds. Approximately 37 percent and 36 percent of consolidated assets at December 31, 1994 and 1993, respectively, and 52 percent, 50 percent and 47 percent of revenues for the years ended December 31, 1994, 1993 and 1992, respectively, were located in or derived from foreign countries (other than Canada). (See
Note 19.)

3. FEDERAL INCOME TAXES

(a) AIG and its domestic subsidiaries file a consolidated U.S. Federal income tax return. Revenue Agent's Reports assessing additional taxes for the years 1985 through 1988 have been issued and Letters of Protest contesting the assessments have been filed with the Internal Revenue Service. It is management's belief that there are substantial arguments in support of the positions taken by AIG in its Letters of Protest. Management also believes that the final result of these examinations will be immaterial to the financial statements.

         Foreign income not expected to be taxed in the United States has arisen because AIG's foreign subsidiaries were generally not subject to U.S. income taxes on income earned prior to January 1, 1987. Such income would become subject to U.S. income taxes at current tax rates if remitted to the United States or if other events occur which would make these amounts currently taxable. The cumulative amount of undistributed earnings of AIG's foreign subsidiaries currently not subject to U.S. income taxes was approximately $2.6 billion at December 31, 1994. Management presently has no intention of subjecting these accumulated earnings to material U.S. income taxes and no provision has been made in the accompanying financial statements for such taxes.

         Income taxes paid in 1994, 1993 and 1992 amounted to $741,900,000, $466,600,000 and $328,900,000, respectively.

         The Omnibus Budget Reconciliation Act of 1993 (the 1993 Act) increased the highest tax rate on corporations to 35 percent for 1993 and subsequent years. The 1993 Act requires securities dealers to recognize for tax purposes the mark-to-market gain or loss on certain securities. The adjustment from this change in accounting method must be phased into taxable income over five years beginning in 1993. The 1993 Act also disallows several items as expenses beginning in 1994. None of these items will have a significant effect on AIG's net income or financial condition. However, it is expected that income taxes paid will increase as a result of such changes.

         The Uruguay Round of the General Agreement on Tariffs and Trade Agreements Act (GATT) contains several revenue raising provisions. One of GATT's funding measures requires AIG to include Subpart F income from foreign subsidiaries in estimated tax payments. It is anticipated that the timing of income taxes paid will accelerate as a result of this change.

         During 1994, the Internal Revenue Service issued Treasury Regulations that affect the tax accounting method for companies which enter into hedging transactions. The expected effect of these Regulations is to accelerate the timing of AIG's income tax payments. None of these 1994 changes will have a material effect on AIG's net income.

         (b) The U.S. Federal income tax rate is 35 percent for 1994 and 1993 and 34 percent for 1992. Actual tax expense on income differs from the "expected" amount computed by applying the Federal income tax rate because of the following:

(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                   1994                     1993                    1992
                                                  ----------------------   ----------------------   ---------------------

                                                                 PERCENT                  PERCENT                 PERCENT
                                                              OF PRE-TAX               OF PRE-TAX              OF PRE-TAX
                                                      AMOUNT      INCOME      AMOUNT       INCOME      AMOUNT      INCOME
=========================================================================================================================
"Expected" tax expense                            $1,033,193        35.0%  $ 910,378         35.0%  $ 726,596        34.0%
Adjustments:
  Tax exempt interest                               (260,146)       (8.8)   (248,887)        (9.6)   (228,883)      (10.7)
  Dividends received deduction                       (12,326)       (0.4)     (9,357)        (0.4)     (8,726)       (0.4)
  State income taxes                                  36,025         1.2      48,424          1.9      22,307         1.0
Foreign income not expected to be
  taxed in the U.S., less foreign income taxes         4,708         0.2      10,481          0.4      18,780         0.9
  Other                                              (24,990)       (0.9)    (28,036)        (1.0)    (18,041)       (0.8)
-------------------------------------------------------------------------------------------------------------------------
Actual tax expense                                $  776,464        26.3%  $ 683,003         26.3%  $ 512,033        24.0%
=========================================================================================================================
FOREIGN AND DOMESTIC COMPONENTS
  OF ACTUAL TAX EXPENSE:
  FOREIGN:
    Current                                       $  244,405               $ 219,799                $ 159,113
    Deferred                                          38,625                  17,736                   21,998
  DOMESTIC*:
    Current                                          592,359                 552,233                  397,219
    Deferred                                         (98,925)               (106,765)                 (66,297)
-------------------------------------------------------------------------------------------------------------------------
Total                                             $  776,464               $ 683,003                $ 512,033
=========================================================================================================================

* Including U.S. tax on foreign income.

         (c) The components of the net deferred tax liability as of December 31, 1994 and December 31, 1993 were as follows:

(in thousands)
------------------------------------------------------------------------------------
                                                                    1994        1993
====================================================================================
DEFERRED TAX ASSETS:
  Loss reserve discount                                       $1,276,085  $1,266,010
  Unearned premium reserve reduction                             241,695     212,588
  Accruals not currently deductible                              309,088     294,630
  Adjustment to life policy reserves                             370,835     272,236
  Cumulative translation adjustment                               15,608       1,847
  Other                                                           26,227      70,173
------------------------------------------------------------------------------------
                                                               2,239,538   2,117,484
------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES:
  Deferred policy acquisition costs                            1,082,040     937,046
  Financial service products
    mark to market differential                                  226,598     346,262
  Depreciation of flight equipment                               522,282     350,779
  Acquisition net asset basis adjustments                        238,019     275,765
  Unrealized appreciation of investments                          57,547     404,264
  Other                                                          146,083     251,158
------------------------------------------------------------------------------------
                                                               2,272,569   2,565,274
------------------------------------------------------------------------------------
Net deferred tax liability                                    $   33,031  $  447,790
====================================================================================

4. DEFERRED POLICY ACQUISITION COSTS

The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to income for general and life insurance operations, excluding certain amounts deferred and amortized in the same period:

(in thousands)
------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                1994        1993        1992
====================================================================================
GENERAL INSURANCE OPERATIONS:
  Balance at beginning of year                    $1,009,545  $  880,257  $  872,012
------------------------------------------------------------------------------------
  Acquisition costs deferred
  Commissions                                        602,014     475,511     418,527
  Other                                              523,246     492,944     428,694
------------------------------------------------------------------------------------
                                                   1,125,260     968,455     847,221
------------------------------------------------------------------------------------
  Amortization charged to income
  Commissions                                        469,181     416,134     453,328
  Other                                              486,130     423,033     385,648
------------------------------------------------------------------------------------
                                                     955,311     839,167     838,976
------------------------------------------------------------------------------------
Balance at end of year                            $1,179,494  $1,009,545  $  880,257
====================================================================================
LIFE INSURANCE OPERATIONS:
  Balance at beginning of year                    $3,239,864  $2,777,561  $2,370,664
------------------------------------------------------------------------------------
  Acquisition costs deferred
    Commissions                                      741,532     604,906     551,121
    Other                                            337,066     294,636     246,839
------------------------------------------------------------------------------------
                                                   1,078,598     899,542     797,960
------------------------------------------------------------------------------------
  Amortization charged to income
    Commissions                                      368,448     304,276     265,600
    Other                                            168,916     165,034     129,275
------------------------------------------------------------------------------------
                                                     537,364     469,310     394,875
------------------------------------------------------------------------------------
Increase due to foreign exchange                     171,653      32,071       3,812
------------------------------------------------------------------------------------
Balance at end of year                            $3,952,751  $3,239,864  $2,777,561
------------------------------------------------------------------------------------
Total deferred policy acquisition costs           $5,132,245  $4,249,409  $3,657,818
====================================================================================

                             American International Group, Inc. and Subsidiaries


5. REINSURANCE

In the ordinary course of business, AIG's general and life insurance companies cede reinsurance to other insurance companies in order to provide greater diversification of AIG's business and limit the potential for losses arising from large risks.

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

         AIG life companies limit exposure to loss on any single life. For ordinary insurance, AIG retains a maximum of approximately $1,300,000 of coverage per individual life. There are smaller retentions for other lines of business. Life reinsurance is effected principally under yearly renewable term treaties. Amounts recoverable from life reinsurers are estimated in a manner consistent with the assumptions used for the underlying policy benefits and are presented as a component of reinsurance assets.

         General insurance premiums written and earned were comprised of the following:

(in thousands)
------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                      WRITTEN         EARNED
====================================================================================
1994
Gross premiums                                            $16,392,409    $15,665,787
Ceded premiums                                             (5,526,656)    (5,378,956)
------------------------------------------------------------------------------------
Net premiums                                              $10,865,753    $10,286,831
====================================================================================
1993
Gross premiums                                            $14,901,255    $14,405,992
Ceded premiums                                             (4,875,352)    (4,839,352)
------------------------------------------------------------------------------------
Net premiums                                              $10,025,903    $ 9,566,640
====================================================================================
1992
Gross premiums                                            $13,615,715    $13,616,700
Ceded premiums                                             (4,477,187)    (4,407,310)
------------------------------------------------------------------------------------
Net premiums                                              $ 9,138,528    $ 9,209,390
====================================================================================

         In the normal course of their operations, certain AIG subsidiaries are provided reinsurance coverages from AIG's minority-owned reinsurance companies. During 1994, 1993 and 1992, the premiums written which were ceded to Transatlantic amounted to $200,000,000, $238,100,000 and $210,700,000, respectively.

         For the years ended December 31, 1994, 1993 and 1992, reinsurance recoveries, which reduced loss and loss expenses incurred, amounted to $4.84 billion, $4.45 billion and $4.19 billion, respectively.

         Life insurance net premium income was comprised of the following:

(in thousands)
------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                             1994         1993          1992
====================================================================================
Gross premium income                           $6,886,249   $5,924,557    $5,023,534
Ceded premiums                                   (161,928)    (178,511)     (170,447)
------------------------------------------------------------------------------------
Net premium income                             $6,724,321   $5,746,046    $4,853,087
====================================================================================

         Life insurance recoveries, which reduced death and other benefits, approximated $96.0 million, $76.7 million and $64.8 million, respectively, for each of the years ended December 31, 1994, 1993 and 1992.

         AIG's reinsurance arrangements do not relieve AIG from its direct obligation to its insureds. Thus, a credit exposure exists with respect to both general and life reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. AIG holds substantial collateral as security under related reinsurance agreements in the form of funds, securities and/or letters of credit. A provision has been recorded for estimated unrecoverable reinsurance. AIG has been largely successful in prior recovery efforts.

         AIG evaluates the financial condition of its reinsurers through an internal reinsurance security committee consisting of members of AIG's Senior Management. No single reinsurer is a material reinsurer to AIG nor is AIG's business substantially dependent upon any reinsurance contract.

         Life insurance ceded to other insurance companies was as follows:

(in thousands)
------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                             1994         1993          1992
====================================================================================
Life insurance in-force                       $30,184,126  $13,006,029   $11,344,069
====================================================================================

* The principal reason for the increase in 1994 relates to life insurance in-force ceded with respect to corporate-owned life insurance.

         Life insurance assumed represented 0.1 percent of gross life insurance in-force at December 31, 1994, and 0.5 percent for 1993 and 1.7 percent for 1992, and 0.1 percent, 0.1 percent and 0.2 percent of gross premium income for each of the periods ended December 31, 1994, 1993 and 1992, respectively.

         Supplemental information for gross loss and benefit reserves net of ceded reinsurance at December 31, 1994 and 1993 follows:

(in thousands)
------------------------------------------------------------------------------------
                                                                   AS         NET OF
                                                             REPORTED    REINSURANCE
====================================================================================
December 31, 1994
Reserve for losses and loss expenses                     $(31,435,355)  $(18,418,855)
Future policy benefits for life and accident
  and health insurance contracts                          (17,432,222)   (17,108,322)
Premium and insurance balances
  receivable-net                                            8,802,207     10,245,259
Funds held under reinsurance treaties                              --        112,455
Reserve for unearned premiums                              (6,318,754)    (4,925,054)
Reinsurance assets                                         16,289,607             --
====================================================================================
December 31, 1993
Reserve for losses and loss expenses                     $(30,046,172)  $(17,556,972)
Future policy benefits for life and accident
  and health insurance contracts                          (14,638,382)   (14,344,882)
Premium and insurance balances
  receivable-net                                            8,364,096     10,122,694
Funds held under reinsurance treaties                              --         96,490
Reserve for unearned premiums                              (5,515,670)    (4,269,670)
Reinsurance assets                                         15,883,788             --
====================================================================================

6. RESERVE FOR LOSSES AND LOSS EXPENSES AND FUTURE LIFE
   POLICY BENEFITS AND POLICYHOLDERS' CONTRACT DEPOSITS

(a) The following analysis provides a reconciliation of the activity in the reserve for losses and loss expenses:

(in thousands)
------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                         1994           1993            1992
====================================================================================
At beginning of year:
  Reserve for losses and
    loss expenses                        $ 30,046,200   $ 28,156,800    $ 26,239,900
  Reinsurance recoverable                 (12,489,200)   (11,400,000)    (10,400,000)
------------------------------------------------------------------------------------
                                           17,557,000     16,756,800      15,839,900
------------------------------------------------------------------------------------
Losses and loss expenses incurred:
  Current year                              8,158,400      7,530,700       7,497,100
  Prior year                                 (152,800)        45,300           6,400
------------------------------------------------------------------------------------
                                            8,005,600      7,576,000       7,503,500
------------------------------------------------------------------------------------
Losses and loss expenses paid:
  Current year                              1,997,400      1,893,100       1,838,800
  Prior year                                5,146,300      4,882,700       4,747,800
------------------------------------------------------------------------------------
                                            7,143,700      6,775,800       6,586,600
------------------------------------------------------------------------------------
At end of year:
  Net reserve for losses and
    loss expenses                          18,418,900     17,557,000      16,756,800
  Reinsurance recoverable                  13,016,500     12,489,200      11,400,000
------------------------------------------------------------------------------------
                                         $ 31,435,400   $ 30,046,200    $ 28,156,800
====================================================================================

         (b) The analysis of the future policy benefits and policyholders' contract deposits liabilities as at December 31, 1994 and 1993 follows:

(in thousands)
------------------------------------------------------------------------------------
                                                                1994            1993
====================================================================================
Future policy benefits:
  Long duration contracts                                $16,916,382     $14,223,502
  Short duration contracts                                   515,840         414,880
------------------------------------------------------------------------------------
Total                                                    $17,432,222     $14,638,382
====================================================================================
Policyholders' contract deposits:
  Annuities                                              $ 3,171,013     $ 2,686,439
  Guaranteed investments contracts (GICs)                    812,737         729,679
  Corporate-owned life insurance                           1,483,882         195,610
  Universal life                                             364,356         312,312
  Other investment contracts                                 655,438         515,799
------------------------------------------------------------------------------------
Total                                                    $ 6,487,426     $ 4,439,839
====================================================================================

         (c) Long duration contract liabilities included in future policy benefits, as presented in the table above, result from traditional life products. Short duration contract liabilities are primarily accident and health products. These long duration products generally have fixed cash values and there are no surrender charges. The liability for future life policy benefits has been established based upon the following assumptions:

         (i) Interest rates (exclusive of immediate/terminal funding annuities), which vary by territory, year of issuance and products, range from
3.0 percent to 12.0 percent within the first 20 years. Interest rates on immediate/terminal funding annuities are at a maximum of 12.2 percent and grade to not greater than 7.5 percent.

         (ii) Mortality and surrender rates are based upon actual experience by geographical area modified to allow for variations in policy form. The weighted average lapse rate, including surrenders, for individual and group life approximated 7.5 percent.

         (iii) The portion of net income and unrealized appreciation of investments that can inure to the benefit of AIG is limited in some cases by the insurance contracts and by the local insurance regulations of the countries in which the policies are in force. All net income and unrealized appreciation of investments in excess of these limits have been included in the reserve for future policy benefits in the consolidated balance sheet.

         (iv) Participating life business represented approximately 27 percent of the gross insurance in-force at December 31, 1994 and 48 percent of gross premium income in 1994. The amount of dividends to be paid is determined annually by the Boards of Directors. Anticipated dividends are considered as a planned contractual benefit in computing the value of future policy benefits and are provided ratably over the premium-paying period of the contracts.

         (d) The liability for policyholders' contract deposits has been established based on the following assumptions:

         (i) Interest rates credited on deferred annuities vary by year of issuance and range from 8.2 percent to 4.0 percent. Credited interest rate guarantees are generally for a period of one year. Withdrawal charges generally range from 6.0 percent to 10.0 percent grading to 0 percent over a period of 7 to 10 years.

         (ii) Domestically, GICs have market value withdrawal provisions for any funds withdrawn other than benefit responsive payments. Interest rates credited generally range from 4.7 percent to 9.1 percent and maturities range from 2 to 7 years. Overseas, primarily in the United Kingdom, GIC type contracts are credited at rates ranging from 4.5 percent to 7.0 percent with maturities generally being one year. Contracts in other foreign locations have interest rates, maturities and withdrawal charges based upon local economic and regulatory conditions.

         (iii) Interest rates on corporate-owned life insurance business are guaranteed at 4 percent and credited on average 9.7 percent on funds supported by policy loans.

         (iv) The universal life funds have credited interest rates of 6 percent to 7 percent and guarantees ranging from 4 percent to 5.5 percent depending on the year of issue. Additionally, universal life funds are subject to surrender charges that amount to 7.5 percent of the fund balance and grade off over no more than 15 years from issue.

         (e) Experience adjustments, relating to future policy benefits and policyholders' contract deposits, vary according to the type of contract and the territory in which the policy is in force. In general terms, investments, mortality and morbidity results may be passed through by experience credits or as an adjustment to the premium mechanism, subject to local regulatory guidance.

                             American International Group, Inc. and Subsidiaries


7. STATUTORY FINANCIAL DATA

Statutory surplus and net income for general insurance and life insurance operations as reported to regulatory authorities were as follows:

(in thousands)
------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                         1994           1993            1992
====================================================================================
Statutory surplus:
  General insurance                        $9,521,550     $7,164,367      $6,552,960
  Life insurance                            3,834,269      3,275,078       2,141,637
Statutory net income
  (including net realized
  capital gains and losses):
  General insurance                         1,304,022      1,206,387         875,231
  Life insurance                              730,170        570,570         378,704
====================================================================================

         AIG's insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by domestic or foreign insurance regulatory authorities. The differences between statutory financial statements and financial statements prepared in accordance with generally accepted accounting principles (GAAP) vary between domestic and foreign jurisdictions. The principal differences are that statutory financial statements do not reflect deferred policy acquisition costs and deferred income taxes, all bonds are carried at amortized cost and reinsurance assets and liabilities are presented net of reinsurance. AIG's use of permitted statutory accounting practices does not have a significant impact on statutory surplus.

8. INVESTMENT INFORMATION

(a) STATUTORY DEPOSITS: Cash and securities with carrying values of $3.04 billion and $2.95 billion were deposited by AIG's subsidiaries under requirements of regulatory authorities as of December 31, 1994 and 1993, respectively.

         (b) NET INVESTMENT INCOME: An analysis of the net investment income from the general and life insurance operations follows:

(in thousands)
------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                         1994           1993            1992
====================================================================================
General insurance:
  Fixed maturities                         $1,198,432     $1,136,120      $1,108,643
  Equity securities                            90,773         96,311          34,964
  Short-term investments                       48,023         62,156          72,334
  Other (net of interest
    expense on funds held)                    158,718         97,150          83,410
------------------------------------------------------------------------------------
  Total investment income                   1,495,946      1,391,737       1,299,351
  Investment expenses                          60,854         51,257          47,265
------------------------------------------------------------------------------------
Net investment income                      $1,435,092     $1,340,480      $1,252,086
====================================================================================
Life insurance:
  Fixed maturities                         $1,194,686     $  975,623      $  904,733
  Equity securities                            58,017         38,361          18,692
  Short-term investments                       92,484        220,050         157,976
  Interest on mortgage, policy
    and collateral loans                      369,935        242,014         232,472
  Other                                       119,769         94,146          63,851
------------------------------------------------------------------------------------
  Total investment income                   1,834,891      1,570,194       1,377,724
  Investment expenses                          86,463         70,480          63,886
------------------------------------------------------------------------------------
Net investment income                      $1,748,428     $1,499,714      $1,313,838
====================================================================================

         (c) INVESTMENT GAINS AND LOSSES: The realized capital gains and increase or decrease in unrealized appreciation of investments for 1994, 1993 and 1992 were as follows:

(in thousands)
------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                         1994           1993            1992
====================================================================================
Realized capital gains (losses)
  on investments:
    Fixed maturities (a)                  $  (116,903)    $  125,296        $130,698
    Equity securities                         223,603         65,090          57,616
    Other                                     (19,847)       (83,288)        (89,216)
------------------------------------------------------------------------------------
Realized capital gains                    $    86,853     $  107,098        $ 99,098
====================================================================================
Increase (decrease) in unrealized
  appreciation of investments:
    Cumulative effect of
      accounting change (b)               $        --     $  407,498        $     --
    Fixed maturities                       (1,357,521)        31,382          38,592
    Equity securities                        (254,518)       545,074         (75,771)
    Other                                     527,473)(c)    143,368          63,991
------------------------------------------------------------------------------------
Increase (decrease) in unrealized
  appreciation                            $(1,084,566)    $1,127,322        $ 26,812
====================================================================================

(a) In 1994, the realized gains (losses) resulted from the sale of available for sale fixed maturities. Prior to 1994, a majority of the gains (losses) realized resulted from sales of bonds carried at market value.

(b) Includes $511.8 million increase in unrealized appreciation attributable to participating policyholders at December 31, 1993.

(c) Includes $440.5 million decrease in unrealized appreciation attributable to participating policyholders at December 31, 1994.

         The gross gains and gross losses realized on the disposition of available for sale securities for 1994 follows:

(in thousands)
------------------------------------------------------------------------------------
                                                               GROSS           GROSS
                                                            REALIZED        REALIZED
                                                               GAINS          LOSSES
====================================================================================
1994
Bonds                                                       $ 50,416        $139,224
Common Stocks                                                302,318          92,257
Preferred Stocks                                              13,911             369
Financial services securities available for sale              41,029           8,334
------------------------------------------------------------------------------------
Total                                                       $407,674        $240,184
====================================================================================

         During 1993 and 1992, gross gains of $99,162,000 and $87,776,000, respectively, and gross losses of $43,094,000 and $35,635,000, respectively, were realized on dispositions of fixed maturities carried at amortized cost.

         (d) MARKET VALUE OF FIXED MATURITIES AND UNREALIZED APPRECIATION OF
INVESTMENTS: At December 31, 1994, the balance of the unrealized appreciation of investments in equity securities (before applicable taxes) included gross gains of approximately $1,320,000,000 and gross losses of approximately $914,500,000.

         At December 31, 1993, the balance of the unrealized appreciation of investments in equity securities (before applicable taxes) included gross gains of approximately $906,400,000 and gross losses of approximately $246,400,000.

         The deferred tax payable related to the net unrealized appreciation of investments was $57,547,000 at December 31, 1994 and $404,264,000 at December 31, 1993.

         The amortized cost and estimated market value of investments in fixed maturities carried at amortized cost at December 31, 1994 and December 31, 1993 were as follows:

(in thousands)
----------------------------------------------------------------------------------------
                                                    GROSS         GROSS        ESTIMATED
                                  AMORTIZED    UNREALIZED    UNREALIZED           MARKET
                                       COST         GAINS        LOSSES            VALUE
========================================================================================
1994
Fixed maturities held to
  maturity:
  Bonds:
    U.S. Government (a)         $     4,627    $       39      $    201      $     4,465
    States (b)                   13,035,025       346,979       278,845       13,103,159
    Foreign Governments                 126            --            --              126
    All other corporate               2,029            --           109            1,920
----------------------------------------------------------------------------------------
Total bonds                      13,041,807       347,018       279,155       13,109,670
Preferred stocks                    412,503        12,484           212          424,775
----------------------------------------------------------------------------------------
Total fixed maturities          $13,454,310    $  359,502      $279,367      $13,534,445
========================================================================================
1993
Fixed maturities held to
  maturity:
  Bonds:
    U.S. Government (a)         $    14,330    $      745      $     27      $    15,048
    States (b)                   12,176,138     1,087,519         3,850       13,259,807
    All other corporate               3,233           242            --            3,475
----------------------------------------------------------------------------------------
Total bonds                      12,193,701     1,088,506         3,877       13,278,330
Preferred stocks                     17,428         6,084         5,519           17,993
----------------------------------------------------------------------------------------
Total fixed maturities          $12,211,129    $1,094,590      $  9,396      $13,296,323
========================================================================================

(a) Including U.S. Government agencies and authorities.

(b) Including municipalities and political subdivisions.

         The amortized cost and estimated market value of bonds available for sale and carried at market value at December 31, 1994 and 1993 were as follows:

(in thousands)
----------------------------------------------------------------------------------------
                                                    GROSS         GROSS        ESTIMATED
                                  AMORTIZED    UNREALIZED    UNREALIZED           MARKET
                                       COST         GAINS        LOSSES            VALUE
========================================================================================
1994
Fixed maturities available
  for sale:
  Bonds:
    U.S. Government (a)         $ 1,425,914    $   35,565      $133,547      $ 1,327,932
    States (b)                    2,449,698        27,765       114,764        2,362,699
    Foreign governments           5,310,211        78,319       117,465        5,271,065
    All other corporate          13,021,488       215,274       385,858       12,850,904
----------------------------------------------------------------------------------------
Total bonds                     $22,207,311    $  356,923      $751,634      $21,812,600
========================================================================================
1993
Fixed maturities available
  for sale:
  Bonds:
     U.S. Government (a)        $ 1,211,016    $   84,342      $ 14,823      $ 1,280,535
     States (b)                   1,876,795       123,697         4,404        1,996,088
     Foreign governments          4,422,548       237,961         5,928        4,654,581
     All other corporate          9,089,243       610,802        68,838        9,631,207
----------------------------------------------------------------------------------------
Total bonds                     $16,599,602    $1,056,802      $ 93,993      $17,562,411
========================================================================================

(a) Including U.S. Government agencies and authorities.

(b) Including municipalities and political subdivisions.

         The amortized cost and estimated market value of securities available for sale and carried at market value at December 31, 1994 and 1993 were as follows:

(in thousands)
----------------------------------------------------------------------------------------
                                                    GROSS         GROSS        ESTIMATED
                                  AMORTIZED    UNREALIZED    UNREALIZED           MARKET
                                       COST         GAINS        LOSSES            VALUE
========================================================================================
1994
Securities available for sale:
    Corporate and bank
      debt                       $1,228,207      $ 29,622      $ 28,771       $1,229,058
    Foreign government
      obligations                 1,254,856       159,775       158,269        1,256,362
    Asset-backed and
      collateralized                774,277        12,803        12,228          774,852
    Preferred stocks                146,521         1,402         1,416          146,507
    U.S. Government
      obligations                   390,215        39,560        39,762          390,013
----------------------------------------------------------------------------------------
Total                            $3,794,076      $243,162      $240,446       $3,796,792
========================================================================================
1993
Securities available for sale:
    Corporate and bank
      debt                       $1,549,993      $158,532      $148,320       $1,560,205
    Foreign government
      obligations                 1,943,953       179,016       176,199        1,946,770
    Asset-backed and
      collateralized                850,783        32,547        30,027          853,303
    Preferred stocks                272,477         1,501           567          273,411
    U.S. Government
      obligations                   354,609        12,595         9,788          357,416
----------------------------------------------------------------------------------------
Total                            $4,971,815      $384,191      $364,901       $4,991,105
========================================================================================

         The amortized cost and estimated market values of fixed maturities held to maturity and fixed maturities available for sale at December 31, 1994, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

(in thousands)
----------------------------------------------------------------------------------------
                                                                               ESTIMATED
                                                              AMORTIZED           MARKET
                                                                   COST            VALUE
========================================================================================
Fixed maturities held to maturity:
Due in one year or less                                     $    98,894      $    99,896
Due after one year through five years                         1,565,915        1,598,466
Due after five years through ten years                        4,826,173        4,865,742
Due after ten years                                           6,963,328        6,970,341
----------------------------------------------------------------------------------------
Total held to maturity                                      $13,454,310      $13,534,445
========================================================================================
Fixed maturities available for sale:
Due in one year or less                                     $ 1,149,688      $ 1,145,356
Due after one year through five years                         8,639,832        8,546,882
Due after five years through ten years                        9,099,515        8,926,127
Due after ten years                                           3,318,276        3,194,235
----------------------------------------------------------------------------------------
Total available for sale                                    $22,207,311      $21,812,600
========================================================================================

        The amortized cost and estimated market values of securities available for sale at December 31, 1994, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

                             American International Group, Inc. and Subsidiaries

(in thousands)
----------------------------------------------------------------------------------------
                                                                               ESTIMATED
                                                              AMORTIZED           MARKET
                                                                   COST            VALUE
========================================================================================
Securities available for sale:
Due in one year or less                                      $  288,434       $  288,224
Due after one year through five years                         1,313,647        1,314,795
Due after five years through ten years                        1,278,481        1,279,054
Due after ten years                                             139,237          139,867
Asset backed and collateralized                                 774,277          774,852
----------------------------------------------------------------------------------------
Total available for sale                                     $3,794,076       $3,796,792
========================================================================================

         (e) CMOs: CMOs, held by AIG's life companies, are presented as a component of bonds available for sale, at market. The CMOs are principally U.S. government and government agency backed and AAA rated securities. These represent 86 percent of the CMOs held. Whole loans represent 14 percent of the CMOs held and are investment grade.

         At December 31, 1994 and 1993, the market value of the CMO portfolio was $1.7 billion and $1.8 billion, respectively; the amortized cost was approximately $1.8 billion in 1994 and $1.7 billion in 1993. AIG's CMO portfolio is readily marketable. There were no derivative (high risk) CMO securities contained in this portfolio at December 31, 1994.

         The distribution of the CMOs at December 31, 1994 and 1993 was as follows:

----------------------------------------------------------------------------------------
                                                                   1994             1993
========================================================================================
GNMA                                                                 38%              48%
FNMA                                                                 23               22
FHLMC                                                                20               21
VA                                                                    5                4
Other                                                                14                5
----------------------------------------------------------------------------------------
                                                                    100%             100%
========================================================================================

         At December 31, 1994, the gross weighted average coupon of this portfolio was 7.6 percent. The gross weighted average life of this portfolio was 7.8 years.

         (f) FIXED MATURITIES BELOW INVESTMENT GRADE: At December 31, 1994, the fixed maturities and securities available for sale held by AIG that were below investment grade were insignificant.

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

         (h) At December 31, 1994, non-income producing invested assets were insignificant.

9. DEBT OUTSTANDING

At December 31, 1994, AIG had the following debt outstanding:

(in thousands)
========================================================================================
Borrowings under Obligations of
  Guaranteed Investment Agreements
  (GIA) -- AIGFP                                                             $ 5,535,318
----------------------------------------------------------------------------------------
Commercial Paper:
  AIG Funding Inc. (Funding)                                                   1,211,280
  ILFC                                                                         1,960,545*
  A.I. Credit Corp. (AICCO)                                                      617,734
----------------------------------------------------------------------------------------
  Total                                                                        3,789,559
========================================================================================
Medium Term Notes:
  ILFC                                                                         1,999,535*
  AIG                                                                            155,000
----------------------------------------------------------------------------------------
  Total                                                                        2,154,535
========================================================================================
Notes and Bonds Payable:
  ILFC                                                                         2,950,000*
  AIGFP                                                                        1,048,061
  AIG: Lire bonds                                                                159,067
      Zero coupon notes                                                           65,831
----------------------------------------------------------------------------------------
  Total                                                                        4,222,959
========================================================================================
Loans and Mortgages Payable
  AIGTG                                                                          890,800
  ILFC                                                                           678,650*
  AIG                                                                            247,656
----------------------------------------------------------------------------------------
  Total                                                                        1,817,106
========================================================================================
Total Borrowings                                                              17,519,477
========================================================================================
Borrowings not guaranteed by AIG                                               7,588,730
Matched GIA borrowings                                                         5,535,318
----------------------------------------------------------------------------------------
                                                                              13,124,048
----------------------------------------------------------------------------------------
Remaining borrowings of AIG                                                  $ 4,395,429
========================================================================================

* AIG does not guarantee or support these borrowings.

         (a) COMMERCIAL PAPER: At December 31, 1994, the commercial paper issued and outstanding was as follows:

(dollars in thousands)
----------------------------------------------------------------------------------------
                                                                WEIGHTED
                        NET                                      AVERAGE        WEIGHTED
                       BOOK    UNAMORTIZED            FACE      INTEREST         AVERAGE
                      VALUE       DISCOUNT          AMOUNT          RATE        MATURITY
========================================================================================
Funding          $1,211,280        $10,540      $1,221,820          6.47%        49 days
AICCO               617,734          2,891         620,625          5.83         30 days
ILFC              1,960,545         11,816       1,972,361          5.73        100 days
----------------------------------------------------------------------------------------
Total            $3,789,559        $25,247      $3,814,806            --              --
========================================================================================

         Commercial paper issued by Funding is guaranteed by AIG. AIG has entered into an agreement in support of AICCO's commercial paper. AIG does not guarantee ILFC's commercial paper.

         (b) BORROWINGS UNDER OBLIGATIONS OF GUARANTEED INVESTMENT
AGREEMENTS: Borrowings under obligations of guaranteed investment agreements, which are guaranteed by AIG, are recorded on the basis of proceeds received. Obligations may be called at various times prior to maturity at the option of the counterparty. Interest rates on these borrowings range from 3.3 percent to
10.6 percent.

         Payments due under these investment agreements in each of the next five years ending December 31, and the periods thereafter based on the earliest call dates, were as follows:

(in thousands)
----------------------------------------------------------------------------------------
                                                                               PRINCIPAL
                                                                                  AMOUNT
========================================================================================
1995                                                                          $2,444,707
1996                                                                             715,338
1997                                                                              68,826
1998                                                                              28,631
1999                                                                             237,362
Remaining years after 1999                                                     2,040,454
----------------------------------------------------------------------------------------
Total                                                                         $5,535,318
========================================================================================

         At December 31, 1994, the market value of securities pledged as collateral with respect to these obligations approximated $1,057,319,000.

         (c) MEDIUM TERM NOTES PAYABLE:

         (i) MEDIUM TERM NOTES PAYABLE ISSUED BY AIG: AIG's Medium Term Notes are unsecured obligations which may not be redeemed by AIG prior to maturity and bear interest at either fixed rates set by AIG at issuance or variable rates determined by reference to an interest rate or other formula.

         An analysis of the Medium Term Notes for the year ended December 31, 1994 was as follows:

(in thousands)
----------------------------------------------------------------------------------------
MEDIUM TERM
NOTE SERIES:                             B               C             D           TOTAL
========================================================================================
Balance December 31, 1993          $40,000        $105,000      $150,000        $295,000
Matured during year                     --          15,000       125,000         140,000
----------------------------------------------------------------------------------------
Balance December 31, 1994          $40,000        $ 90,000      $ 25,000        $155,000
========================================================================================

         The interest rates on this debt range up to 8.45 percent. To the extent deemed appropriate, AIG may enter into swap transactions to reduce its effective short-term borrowing rate.

         At December 31, 1994, the maturity schedule for AIG's outstanding Medium Term Notes was as follows:

(in thousands)
----------------------------------------------------------------------------------------
                                                                               PRINCIPAL
                                                                                  AMOUNT
========================================================================================
1995                                                                            $ 40,000
1996                                                                              75,000
1997                                                                                  --
1998                                                                              40,000
----------------------------------------------------------------------------------------
Total                                                                           $155,000
========================================================================================

         At December 31, 1994, AIG had $247,000,000 principal amount of Series D Medium Term Notes registered and available for issuance from time to time.

         (ii) MEDIUM TERM NOTES PAYABLE ISSUED BY ILFC: ILFC's Medium Term Notes are unsecured obligations which may not be redeemed by ILFC prior to maturity and bear interest at fixed rates set by ILFC at issuance.

         As of December 31, 1994, notes in aggregate principal amount of $1,999,535,000 were outstanding with maturity dates varying from 1995 to 2004 at interest rates ranging from 3.75 percent to 9.88 percent. These notes provide for a single principal payment at the maturity of each note.

         At December 31, 1994, the maturity schedule for ILFC's outstanding Medium Term Notes was as follows:

(in thousands)
----------------------------------------------------------------------------------------
                                                                               PRINCIPAL
                                                                                  AMOUNT
========================================================================================
1995                                                                          $  319,900
1996                                                                             442,550
1997                                                                             412,600
1998                                                                             433,235
1999                                                                             273,250
Remaining years after 1999                                                       118,000
----------------------------------------------------------------------------------------
Total                                                                         $1,999,535
========================================================================================

         (d) NOTES AND BONDS PAYABLE:

         (i) ZERO COUPON NOTES: On October 1, 1984, AIG issued Eurodollar zero coupon notes in the aggregate principal amount at stated maturity of $750,000,000. The notes were offered at 12 percent of principal amount at stated maturity, bear no interest and are due August 15, 2004. The net proceeds to AIG from the issuance were $85,625,000. The notes are redeemable at any time in whole or in part at the option of AIG at 100 percent of their principal amount at stated maturity. The notes are also redeemable at the option of AIG or bearer notes may be redeemed at the option of the holder in the event of certain changes involving taxation in the United States at prices ranging from
34.41 percent currently, to 89.88 percent after August 15, 2003, of the principal amount at stated maturity together with accrued amortization of original issue discount from the preceding August 15. During 1994 and 1993, no notes were repurchased. At December 31, 1994, the notes outstanding have a face value of $189,200,000, an unamortized discount of $123,369,000 and a net book value of $65,831,000. The amortization of the original issue discount is recorded as interest expense.

         (ii) ITALIAN LIRE BONDS: In December, 1991, AIG issued unsecured bonds denominated in Italian Lire. The principal amount of 200 billion Italian Lire Bonds matures December 4, 2001 and accrues interest at a rate of 11.7 percent which is paid annually. These bonds are not redeemable prior to maturity, except in the event of certain changes involving taxation in the United States or the imposition of certain certification, identification or reporting requirements.

         Simultaneous with the issuance of this debt, AIG entered into a swap transaction which effectively converted AIG's net interest expense to a U.S. dollar liability of approximately 7.9 percent, which requires the payment of proceeds at maturity of approximately $159 million in exchange for 200 billion Italian Lire and interest thereon.

                             American International Group, Inc. and Subsidiaries

         (iii) TERM NOTES ISSUED BY ILFC: ILFC has issued unsecured obligations which may not be redeemed prior to maturity. $100,000,000 of such term notes are at floating interest rates and the remainder are at fixed rates.

         As of December 31, 1994, notes in aggregate principal amount of $2,950,000,000 were outstanding with maturity dates varying from 1995 to 2004 and interest rates ranging from 4.75 percent to 8.88 percent. These notes provide for a single principal payment at maturity.

         At December 31, 1994, the maturity schedule for ILFC's Term Notes was as follows:

(in thousands)
----------------------------------------------------------------------------------------
                                                                               PRINCIPAL
                                                                                  AMOUNT
========================================================================================
1995                                                                          $  500,000
1996                                                                             600,000
1997                                                                             650,000
1998                                                                             500,000
1999                                                                             350,000
Remaining years after 1999                                                       350,000
----------------------------------------------------------------------------------------
Total                                                                         $2,950,000
========================================================================================

         AIG does not guarantee any of the debt obligations of ILFC.

         (iv) Notes and Bonds Payable Issued by AIGFP:During 1992, AIGFP's foreign banking subsidiary issued Netherland guilder denominated bonds. The bonds mature on June 30, 1997 and have a Netherland guilder interest rate of
8.4 percent. Interest is payable annually. At December 31, 1994, these bonds had a U.S. dollar carrying value of $110.1 million.

         During 1994, AIGFP issued Swiss franc denominated notes, maturing on May 15, 1998 and June 1, 1999 in the amount of Swiss franc 130 million and 61 million, respectively. These notes have an interest rate that is six month Swiss franc LIBOR plus 22 basis points. Interest is payable semi-annually. At December 31, 1994, these notes had a U.S. dollar carrying value of $148.6 million.

         AIGFP is also obligated under various notes maturing in 1995 through 2005. The majority of these notes are U.S. dollar denominated and accrue interest at various interest rates. At December 31, 1994, these notes amounted to $789.4 million.

         (e) LOANS AND MORTGAGES PAYABLE: Loans and mortgages payable at December 31, 1994 consisted of the following:

(in thousands)
----------------------------------------------------------------------------------------
                                                 FINANCIAL
                                                  SERVICES           AIG           TOTAL
========================================================================================
Uncollateralized loans payable                  $1,240,547      $116,466      $1,357,013
Collateralized loans and
  mortgages payable                                328,903       131,190         460,093
----------------------------------------------------------------------------------------
Total                                           $1,569,450      $247,656      $1,817,106
========================================================================================

         (f) INTEREST EXPENSE FOR ALL INDEBTEDNESS: Total interest expense for all indebtedness, net of capitalized interest, aggregated $1,289,277,000 in 1994, $1,103,955,000 in 1993 and $1,128,007,000 in 1992. Interest expense paid approximated $1,055,503,000 in 1994, $1,017,066,000 in 1993 and $1,051,976,000
in 1992.

10. CAPITAL FUNDS

(a) At December 31, 1994, there were 6,000,000 shares of AIG's $5 par value serial preferred stock authorized, issuable in series. AIG redeemed the Exchangeable Money Market Cumulative Serial Preferred(TM) Stock, Series M-1 on April 2, 1993 and the Exchangeable Money Market Cumulative Serial Preferred Stock, Series M-2 (Series M-1 and M-2 together, MMP(TM)), on March 5, 1993 at a price of $100,000 per share plus accrued dividends.

         During 1993 and 1992, dividends paid on the MMP aggregated $1,043,000 and $4,471,000, respectively.

         (b) AIG parent depends on its subsidiaries for cash flow in the form of loans, advances and dividends. Some AIG subsidiaries, namely those in the insurance business, are subject to regulatory restrictions on the amount of dividends which can be remitted to AIG parent. These restrictions vary by state. For example, unless permitted by the New York Superintendent of Insurance, general insurance companies domiciled in New York may not pay dividends to shareholders which in any twelve month period exceed the lesser of 10 percent of the company's statutory policyholders' surplus or 100 percent of its "adjusted net investment income", as defined. Generally, less severe restrictions applicable to both general and life insurance companies exist in most of the other states in which AIG's insurance subsidiaries are domiciled. Certain foreign jurisdictions have restrictions which generally cause only a temporary delay in the remittance of dividends. There are also various local restrictions limiting cash loans and advances to AIG by its subsidiaries. Largely as a result of the restrictions, approximately 64 percent of consolidated capital funds were restricted from immediate transfer to AIG parent at December 31, 1994.

         (c) The common stock activity for the three years ended December 31, 1994 was as follows:

----------------------------------------------------------------------------------------
                                                      1994          1993            1992
========================================================================================
Shares outstanding at
  beginning of year                            317,628,067   211,629,013     212,269,558
Acquired during year                            (2,086,113)     (148,872)       (963,062)
Issued under stock option
  and purchase plans                               298,672       350,848         322,517
Stock split effected
  as dividend                                           --   112,461,475              --
Other*                                                  --    (6,664,397)             --
----------------------------------------------------------------------------------------
Shares outstanding at end of year              315,840,626   317,628,067     211,629,013
========================================================================================

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

         (a) Commitments to extend credit are agreements to lend subject to certain conditions. These commitments generally have fixed expiration dates or termination clauses and typically require payment of a fee. At December 31, 1994 and 1993, these commitments, made principally by AIG Capital Corp., approximated $133,000,000 and $140,700,000 respectively. AIG uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. AIG evaluates each counterparty's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by AIG upon extension of credit, is based on management's credit evaluation of the counterparty.

         (b) AIG and certain of its subsidiaries become parties to financial instruments with market risk resulting from both dealer and end user activities and to reduce currency, interest rate, equity and commodity exposures. To the extent those instruments are carried at their estimated fair value, the elements of currency, interest rate, equity and commodity risks are reflected in the consolidated balance sheet. In addition, these instruments involve, to varying degrees, elements of credit risk not explicitly recognized in the consolidated balance sheet. Collateral is required, at the discretion of AIG, on certain transactions based on the creditworthiness of the counterparty.

         (c) AIGFP becomes party to off-balance sheet financial instruments in the normal course of its business and to reduce its currency, interest rate, equity and commodity exposures.

         AIGFP, as principal and for its own account, enters into interest rate, currency, equity and commodity swaps and swaptions. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. AIGFP typically becomes a principal in the exchange of interest payments between the parties and, therefore, may be exposed to loss, if counterparties default. Currency, equity and commodity swaps are similar to interest rate swaps, but may involve the exchange of principal amounts at the beginning and end of the transaction. At December 31, 1994, the notional principal amount of the sum of the swap pays and receives approximated $133.7 billion, primarily related to interest rate swaps of approximately $105.6 billion.

         The following tables provide the notional and contractual amounts of AIGFP's derivatives portfolio at December 31, 1994. The notional amounts used to express the extent of AIGFP's involvement in derivatives transactions represent a standard of measurement of the volume of AIGFP's swaps business. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual cash flows to be exchanged and are not paid or received, except for certain contracts such as currency swaps. The timing and the amount of cash flows relating to foreign exchange forwards and exchange traded futures and options contracts are determined by the contractual agreements.

         The following table presents AIGFP's swaps and swaptions portfolio by maturity and type of derivative at December 31, 1994:

(in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 REMAINING LIFE
                                              ------------------------------------------------------
                                                              AFTER ONE    AFTER FIVE
                                                  WITHIN       YEAR BUT     YEARS BUT          AFTER
                                                     ONE         WITHIN        WITHIN            TEN          TOTAL           TOTAL
                                                    YEAR     FIVE YEARS     TEN YEARS          YEARS           1994            1993
===================================================================================================================================
INTEREST RATE, CURRENCY AND EQUITY/COMMODITY
SWAPS AND SWAPTIONS:
Notional amount:
  Interest rate swaps                         $7,395,000    $57,086,000   $32,063,000    $ 9,037,000   $105,581,000    $ 77,462,500
  Currency swaps                                  50,100     10,817,200     5,902,000      1,491,000     18,260,300      16,123,000
  Equity/commodity swaps                         341,000        411,000        40,000         25,000        817,000       1,227,000
  Swaptions                                      246,000      4,997,000     2,672,000      1,145,000      9,060,000       8,265,800
-----------------------------------------------------------------------------------------------------------------------------------
Total                                         $8,032,100    $73,311,200   $40,677,000    $11,698,000   $133,718,300    $103,078,300
===================================================================================================================================

                             American International Group, Inc. and Subsidiaries

         Futures and forward contracts are contracts for delivery of foreign currencies, commodities or financial indices in which the seller/purchaser agrees to make/take delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise as a result of movements in current market prices from contracted prices and the potential inability of counterparties to meet their obligations under the contracts. At December 31, 1994, the contractual amount of AIGFP's futures and forward contracts approximated $15.2 billion.

         The following table presents AIGFP's futures and forward contracts portfolio, by maturity and type of derivative at December 31, 1994:

(in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 REMAINING LIFE
                                             -------------------------------------------------------
                                                              AFTER ONE    AFTER FIVE
                                                  WITHIN       YEAR BUT     YEARS BUT          AFTER
                                                     ONE         WITHIN        WITHIN            TEN          TOTAL           TOTAL
                                                    YEAR     FIVE YEARS     TEN YEARS          YEARS           1994            1993
===================================================================================================================================
Futures and forward contracts:
Exchange traded futures contracts
  contractual amount*                        $13,182,900             --            --             --    $13,182,900     $27,132,300
===================================================================================================================================
Over the counter forward contracts
  contractual amount                         $ 1,983,900        $64,800            --             --    $ 2,048,700     $   945,100
===================================================================================================================================

* Exchange traded futures are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled.

         AIGFP extensively uses legally enforceable master closeout netting agreements. Thus, contracts subject to such arrangements permit AIGFP to offset its receivables from and payables to the same counterparty. As a result, the net replacement value represents the net sum of estimated positive fair values after the application of such agreements and collateral held. The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss. The net replacement value of all interest rate, currency, and equity/commodity swaps and swaptions at December 31, 1994, approximated $4.6 billion. The net replacement value for futures and forward contracts at December 31, 1994, approximated $31.4 million.

         AIGFP independently evaluates the creditworthiness of its counterparties, taking into account credit ratings assigned by recognized statistical rating organizations. In addition, AIGFP's credit approval process involves pre-set counterparty, country and industry credit exposure limits and, for particularly credit intensive transactions, obtaining approval from AIG's Credit Risk Committee. The average credit rating of AIGFP's counterparties as a whole (as measured by AIGFP) is equivalent to AA. The maximum potential loss will increase or decrease during the life of the derivative commitments as a function of maturity and market conditions.

         At December 31, 1994, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   NET REPLACEMENT VALUE
                                                                           ------------------------------------
                                                                            SWAPS AND               FUTURES AND
                                                                            SWAPTIONS         FORWARD CONTRACTS               TOTAL
===================================================================================================================================
Counterparty credit quality:
  AAA                                                                      $1,087,800                   $ 4,500          $1,092,300
  AA                                                                        1,977,600                     9,100           1,986,700
  A                                                                         1,007,900                     4,500           1,012,400
  BBB                                                                         525,000                        --             525,000
  Below investment grade                                                       21,000                        --              21,000
  Not externally rated--exchanges                                                  --                    13,300              13,300
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                      $4,619,300                   $31,400          $4,650,700
===================================================================================================================================

         At December 31, 1994, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   NET REPLACEMENT VALUE
                                                                           -------------------------------------
                                                                            SWAPS AND               FUTURES AND
                                                                            SWAPTIONS         FORWARD CONTRACTS               TOTAL
===================================================================================================================================
Non-U.S. banks                                                             $2,085,500                   $15,200          $2,100,700
Insured municipalities                                                        270,000                        --             270,000
U.S. industrials                                                              493,600                        --             493,600
Governmental                                                                  726,100                        --             726,100
Non-U.S. financial service companies                                           31,000                        --              31,000
Non-U.S. industrials                                                          372,300                        --             372,300
Special purpose                                                                16,400                        --              16,400
U.S. banks                                                                    169,000                     2,900             171,900
U.S. financial service companies                                              323,600                        --             323,600
Supranationals                                                                131,800                        --             131,800
Exchanges                                                                          --                    13,300              13,300
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                      $4,619,300                   $31,400          $4,650,700
===================================================================================================================================

         AIGFP has entered into commitments to provide liquidity for certain insured variable rate bonds issued by municipal entities. The bond agreements allow the holders, in certain circumstances, to tender the bonds to the issuer at par value. In the event a remarketing agent of an issuer is unable to resell such bonds, AIGFP would be obligated to purchase the bonds at par value. AIGFP would receive interest on any bonds purchased at rates above the then prevailing market rates. These liquidity facilities aggregate $436 million and extend through December 31, 1997. Additional commitments to provide liquidity for bonds not yet issued by municipal entities aggregated $1.3 billion at December 31, 1994. It is management's intention, as with existing obligations, to remove itself from this risk through bank participations before the issuance of the underlying bonds. Therefore, in management's opinion, it is unlikely that AIGFP will become obligated to purchase any bonds pursuant to the liquidity facilities.

         Securities sold, but not yet purchased represent obligations of AIGFP to deliver specified securities at their contracted prices, and thereby create a liability to repurchase the securities in the market at prevailing prices.

         AIGFP monitors and controls its risk exposure on a daily basis through financial and credit reporting systems and, accordingly, believes that it has in place effective procedures for evaluating and limiting the credit and market risks to which it is subject. Management is not aware of any potential counterparty defaults as of December 31, 1994.

         The net trading revenues for the twelve months ended December 31, 1994 from AIGFP's operations were $279.1 million.

         (d) AIG Trading Group Inc. and its subsidiaries (AIGTG) becomes party to off-balance sheet financial instruments in the normal course of its business and to reduce its currency, interest rate and commodity exposures.

         The following table provides the notional and contractual amounts of AIGTG's derivatives portfolio at December 31, 1994. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the December 31, 1994 balances based upon the expected timing of the future cash flows.

         The notional amounts used to express the extent of AIGTG's involvement in derivatives transactions represent a standard of measurement of the volume of AIGTG's swaps business. Notional amount is not a quantification of the market or credit risks of the positions and is not necessarily recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual cash flows to be exchanged and are not paid or received, except for certain contracts such as currency swaps. The timing and the amount of cash flows relating to foreign exchange forwards and exchange traded futures and options contracts are determined by the contractual agreements.

         The gross replacement values presented represent the sum of the estimated fair values of all of AIGTG's derivatives contracts at December 31, 1994. These values do not represent the credit risk to AIGTG.

         Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement value most closely represents the net credit risk to AIGTG or the maximum exposure to potential loss.

                             American International Group, Inc. and Subsidiaries

         Futures and forward contracts are contracts for delivery of foreign currencies, commodities or financial indices in which the seller/purchaser agrees to make/take delivery at a specified future date of a specified instrument at a specified price or yield. Risks arise as a result of movements in current market prices from contracted prices and the potential inability of counterparties to meet their obligations under the contracts. At December 31, 1994, the contractual amount of AIGTG's futures and forward contracts approximated $212.7 billion.

         The gross replacement values presented represent the sum of the estimated fair values of all of AIGTG's derivatives contracts at December 31, 1994. These values do not represent the credit risk to AIGTG.

         Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss. At December 31, 1994, the net replacement value of AIGTG's futures and forwards contracts approximated $1.87 billion.

         The following table presents AIGTG's derivatives portfolio and the associated credit exposure by maturity and type of derivative at December 31, 1994:

(in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                REMAINING LIFE
                                           ---------------------------------------------------------
                                                              AFTER ONE    AFTER FIVE
                                                  WITHIN       YEAR BUT     YEARS BUT          AFTER
                                                     ONE         WITHIN        WITHIN            TEN          TOTAL           TOTAL
                                                    YEAR     FIVE YEARS     TEN YEARS          YEARS           1994            1993
===================================================================================================================================
Futures and forward contracts and
 interest rate swaps:
Exchange traded futures contracts
  contractual amount (a)                    $ 17,778,200     $3,683,000       $42,900             --   $ 21,504,100    $ 11,582,600
===================================================================================================================================
Over the counter forward contracts
  contractual amount (b)                    $182,254,500     $8,825,800       $93,000         $4,700   $191,178,000    $104,333,300
===================================================================================================================================
Credit exposure for over the counter
 forwards:
  Gross replacement value                   $  2,934,700     $  509,600       $79,500         $7,200   $  3,531,000    $  2,180,700
  Master netting arrangements                 (1,284,000)      (238,700)      (54,000)          (800)    (1,577,500)       (700,800)
  Collateral                                     (82,700)            --            --             --        (82,700)             --
-----------------------------------------------------------------------------------------------------------------------------------
Net replacement value (c)                   $  1,568,000     $  270,900       $25,500         $6,400   $  1,870,800    $  1,479,900
===================================================================================================================================

(a) Exchange traded futures are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled.

(b) Includes interest rate swaps with notional amounts of approximately $549.0 million and $203.4 million at December 31, 1994 and 1993, respectively.

(c) The net replacement values with respect to futures and forward contracts are presented as a component of trade receivables in the accompanying balance sheet.

         Options are contracts that allow the holder of the option to purchase or sell the underlying commodity, currency or index at a specified price and within, or at, a specified period of time. Risks arise as a result of movements in current market prices from contracted prices, and the potential inability of the counterparties to meet their obligations under the contracts. At December 31, 1994, the contractual amounts of AIGTG's purchased options approximated $15.2 billion.

         As a writer of options, AIGTG generally receives an option premium and then manages the risk of any unfavorable change in the value of the underlying commodity, currency or index. At December 31, 1994, the contractual amounts for sold options approximated $14.2 billion.

         The following table presents AIGTG's options portfolio and the associated credit exposure, if applicable, by maturity and type of derivative at December 31, 1994:

(in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   REMAINING LIFE
                                            --------------------------------------------------------
                                                              AFTER ONE    AFTER FIVE
                                                  WITHIN       YEAR BUT     YEARS BUT          AFTER
                                                     ONE         WITHIN        WITHIN            TEN          TOTAL           TOTAL
                                                    YEAR     FIVE YEARS     TEN YEARS          YEARS           1994            1993
===================================================================================================================================
Option contracts:
Contractual amounts for purchased options:
  Exchange traded (a)                        $ 1,363,100     $   47,500            --             --    $ 1,410,600     $ 4,399,900
  Over the counter                            12,127,400      1,699,200            --             --     13,826,600      15,047,400
-----------------------------------------------------------------------------------------------------------------------------------
Total                                        $13,490,500     $1,746,700            --             --    $15,237,200     $19,447,300
===================================================================================================================================
Credit exposure for over the counter
 purchased options:
  Gross replacement value                    $   309,500     $   60,000            --             --    $   369,500     $   313,600
  Master netting arrangements                    (59,100)       (12,700)           --             --        (71,800)             --
  Collateral                                     (22,600)            --            --             --        (22,600)             --
-----------------------------------------------------------------------------------------------------------------------------------
Net replacement value (b)                    $   227,800     $   47,300            --             --    $   275,100     $   313,600
-----------------------------------------------------------------------------------------------------------------------------------
Contractual amounts for sold options (c)     $12,300,000     $1,857,900            --             --    $14,157,900     $17,495,400
===================================================================================================================================

(a) Exchange traded options are not deemed to have significant credit exposure as the exchanges guarantee that every option will be properly settled.

(b) The net replacement value with respect to purchased options is presented as a component of spot commodities, at market value in the accompanying balance sheet.

(c) Options obligate AIGTG to buy or sell the underlying item if the option purchaser chooses to exercise. The amounts do not represent credit exposures.

         AIGTG independently evaluates the creditworthiness of its counterparties, taking into account credit ratings assigned by recognized statistical rating organizations. In addition, AIGTG's credit approval process involves pre-set counterparty, country and industry credit exposure limits and, for particularly credit intensive transactions, obtaining approval from AIG's Credit Risk Committee. The maximum potential loss will increase or decrease during the life of the derivative commitments as a function of maturity and market conditions.

         At December 31, 1994, the counterparty credit quality by derivative product with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in thousands)
-----------------------------------------------------------------------------------------------------------------
                                                           NET REPLACEMENT VALUE
                                              ---------------------------------------------
                                                          FUTURES AND
                                                    FORWARD CONTRACTS      OVER THE COUNTER
                                              AND INTEREST RATE SWAPS     PURCHASED OPTIONS                 TOTAL
=================================================================================================================
Counterparty credit quality:
  AAA                                                      $  213,800              $ 25,700            $  239,500
  AA                                                          611,300               171,000               782,300
  A                                                           581,900                38,000               619,900
  BBB                                                          60,700                 6,700                67,400
  Below investment grade                                       26,300                 6,000                32,300
  Not externally rated*                                       376,800                27,700               404,500
-----------------------------------------------------------------------------------------------------------------
Total                                                      $1,870,800              $275,100            $2,145,900
=================================================================================================================

* Includes $140.0 million due from exchanges.

                             American International Group, Inc. and Subsidiaries

         At December 31, 1994 the counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in thousands)
-----------------------------------------------------------------------------------------------------------------
                                                          NET REPLACEMENT VALUE
                                              ---------------------------------------------
                                                          FUTURES AND
                                                    FORWARD CONTRACTS      OVER THE COUNTER
                                              AND INTEREST RATE SWAPS     PURCHASED OPTIONS                 TOTAL
=================================================================================================================
Non-U.S. banks                                             $  637,400              $180,400            $  817,800
U.S. industrials                                              307,600                14,500               322,100
Governmental                                                   94,600                16,800               111,400
Non-U.S. financial service companies                           52,500                 1,800                54,300
Non-U.S. industrials                                          137,800                26,300               164,100
U.S. banks                                                    398,100                28,000               426,100
U.S. financial service companies                              102,800                 7,300               110,100
Exchanges                                                     140,000                    --               140,000
-----------------------------------------------------------------------------------------------------------------
Total                                                      $1,870,800              $275,100            $2,145,900
=================================================================================================================

         AIGTG limits its risks by holding offsetting positions. In addition, AIGTG monitors and controls its risk exposures through various monitoring systems which evaluate AIGTG's market and credit risks, and through credit approvals and limits. At December 31, 1994, AIGTG did not have a significant concentration of credit risk from either an individual counterparty or group of counterparties.

         The net trading revenues for the twelve months ended December 31, 1994 from AIGTG's operations were $246.6 million.

         At December 31, 1994, AIGTG had issued and outstanding $142 million principal amount of letters of credit. These letters of credit were issued primarily to various exchanges.

         AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future obligations and liabilities of AIGFP and AIGTG arising from transactions entered into by AIGFP and AIGTG.

         (e) At December 31, 1994, ILFC had committed to purchase 236 aircraft deliverable from 1995 through 2000 at an estimated aggregate purchase price of $13.4 billion. Concurrently, at December 31, 1994, ILFC had options to purchase 51 aircraft deliverable through 2001 at an estimated aggregate purchase price of $2.8 billion. ILFC will be required to find customers for any new aircraft ordered and arrange financing for portions of the purchase price of such equipment.

         AIG does not anticipate any losses in connection with the aforementioned activities that would have a material effect on its financial condition or results of operations.

         (f) AIG and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. AIG does not believe that such litigation will have a material effect on its operating results and financial condition.

         AIG continues to receive indemnity claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (hereinafter collectively referred to as environmental claims) and indemnity claims asserting injuries from asbestos. Estimation of asbestos and environmental claims loss reserves is a difficult process, as these claims, which emanate from policies written in 1984 and prior years, cannot be estimated by conventional reserving techniques. Asbestos and environmental claims development is affected by factors such as inconsistent court resolutions, the broadening of the intent of policies and scope of coverage and increasing number of new claims. AIG and other industry members have and will continue to litigate the broadening judicial interpretation of policy coverage and the liability issues. If the courts continue in the future to expand the intent of the policies and the scope of the coverage, as they have in the past, additional liabilities would emerge for amounts in excess of reserves held. This emergence cannot now be reasonably estimated, but could have a material impact on AIG's future operating results. The reserves carried for these claims as at December 31, 1994 ($1.41 billion gross; $330.3 million net) are believed to be adequate as these reserves are based on known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in those years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" (FASB 107) requires disclosure of fair value information about financial instruments for which it is practicable to estimate such fair value. These financial instruments may or may not be recognized in the consolidated balance sheet. In the measurement of the fair value of certain of the financial instruments, quoted market prices were not available and other valuation techniques were utilized. These derived fair value estimates are significantly affected by the assumptions used. FASB 107 excludes certain financial instruments, including those related to insurance contracts.

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

         Trade receivables and trade payables: Fair values for trade receivables and trade payables approximate the carrying values presented in the consolidated balance sheet.

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

         Unrealized gains and losses on interest rate and currency swaps, options and forward transactions: Fair values for swaps, options and forward transactions were based on the use of valuation models that utilize, among other things, current interest, foreign exchange and volatility rates, as applicable.

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

         Spot commodities sold but not yet purchased: Fair values for spot commodities sold short, which include options, were based on current market prices.

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

                             American International Group, Inc. and Subsidiaries

         The carrying values and fair values of AIG's financial instruments at December 31, 1994 and December 31, 1993 and the average fair values with respect to derivative positions during 1994 were as follows:

(in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               1994                                 1993
                                                            ----------------------------------------    ---------------------------
                                                                                             AVERAGE
                                                               CARRYING          FAIR           FAIR       CARRYING            FAIR
                                                                  VALUE         VALUE          VALUE          VALUE           VALUE
===================================================================================================================================
Fixed maturities                                            $35,430,866   $35,511,002     $       --    $30,084,374     $31,169,569
Equity securities                                             5,099,171     5,099,171             --      4,488,247       4,488,247
Mortgage loans on real estate, policy and collateral
  loans                                                       5,353,074     5,381,198             --      3,576,516       3,662,300
Securities available for sale                                 3,796,792     3,796,792      4,262,469      4,991,105       4,991,105
Trading securities                                            2,483,637     2,483,637      2,268,539      2,516,166       2,516,166
Spot commodities                                                916,833       916,833      1,099,350        764,215         764,215
Net unrealized gain on interest rate and currency swaps,
  options and forward transactions                                   --            --             --        640,120         640,120
Unrealized gain on interest rate and currency swaps,
  options and forward transactions                            4,650,743     4,650,743      4,930,135             --              --
Trade receivables                                             2,629,734     2,629,734      2,689,014      1,328,391       1,328,391
Securities purchased under agreement to resell                1,209,403     1,209,403             --      2,737,507       2,737,507
Other invested assets                                         1,953,015     1,953,015             --      1,265,056       1,265,056
Short-term investments                                        2,467,453     2,467,453             --      5,072,893       5,072,893
Cash                                                             76,237        76,237             --        157,481         157,481
Policyholders' contract deposits                              6,487,426     6,396,626             --      4,439,839       4,566,204
Borrowings under obligations of guaranteed
  investment agreements                                       5,535,318     5,623,119             --      6,735,579       7,261,330
Securities sold under agreements to repurchase                1,342,064     1,342,064             --      2,299,563       2,299,563
Trade payables                                                2,108,263     2,108,263      2,762,057      1,688,147       1,688,147
Securities sold but not yet purchased, principally
  obligations of the U.S. Government and Government
  agencies                                                      192,898       192,898             --        696,454         696,454
Spot commodities sold but not yet purchased                     369,089       369,089        394,425        285,757         285,757
Unrealized loss on interest rate and currency swaps,
  options and forward transactions                            3,659,450     3,659,450      4,071,962             --              --
Deposits due to banks and other depositors                      655,973       655,973             --        557,372         557,372
Commercial paper                                              3,789,559     3,789,559             --      3,148,885       3,148,885
Notes, bonds, loans and mortgages payable                     8,194,600     8,013,629             --      5,804,601       5,965,912
===================================================================================================================================

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

         As of December 31, 1994, there were 91,906 shares of common stock subscribed to at a weighted average price of $73.77 per share pursuant to grants of privileges under the 1984 plan. There were 90,661 shares, 93,447 shares and 92,220 shares issued under the 1984 plan at weighted average prices of $75.55, $54.46 and $49.66 for the years ended December 31, 1994, 1993 and 1992, respectively. The excess of the proceeds over the par value or cost of the common stock issued was credited to additional paid-in capital. There were 253,528 shares available for the grant of future purchase privileges under the 1984 plan at December 31, 1994.

14. STOCK OPTIONS

On December 19, 1991, the AIG Board of Directors adopted a 1991 employee stock option plan, which provides that options to purchase a maximum of 3,000,000 shares of common stock could be granted to officers and other key employees at prices not less than fair market value at the date of grant. Both the 1991 plan, and the options with respect to 74,925 shares granted thereunder on December 19, 1991, were approved by shareholders at the 1992 Annual Meeting. At December 31, 1994, 1,744,874 shares were reserved for future grants under the 1991 plan. As of March 18, 1992, no further options could be granted under the 1987 plan, but outstanding options granted under the 1987 plan and the previously superceded 1982 plan continue in force until exercise or expiration. At December 31, 1994, there were 2,765,388 shares reserved for issuance under the 1991, 1987 and 1982 plans.

         Under each plan, 25 percent of the options granted become exercisable on the anniversary of the date of grant in each of the four years following that grant and all options expire 10 years from the date of the grant. As of December 31, 1994, outstanding options granted with respect to 2,001,274 shares qualified for Incentive Stock Option treatment under the Economic Recovery Tax Act of 1981.

         Additional information with respect to the AIG plans at December 31, 1994 was as follows:

(dollars in thousands, except per share amounts)
----------------------------------------------------------------------------------------
                                                    NUMBER   PRICE RANGE       AGGREGATE
                                                        OF          PER           OPTION
                                                    SHARES         SHARE           PRICE
========================================================================================
Shares under option at
  December 31, 1994                              2,765,388  $17.33-99.13        $167,201
Shares under option
  exercisable at
  December 31, 1994                              1,800,023   17.33-99.13          84,031
Shares under option exercised
  during year ended:
  December 31, 1994                                208,011   14.87-88.75           7,858
  December 31, 1993                                314,938   15.63-79.50           8,456
  December 31, 1992                                391,566   11.87-60.92           8,658
Shares under option granted
  during year ended:
  December 31, 1994                                395,700   88.88-96.88          38,221
  December 31, 1993                                347,575   84.33-99.13          30,869
  December 31, 1992                                486,300   54.67-79.50          37,967
Shares under option
  forfeited during
  year ended:
  December 31, 1994                                 44,186   17.95-96.88           3,189
  December 31, 1993                                 38,137   16.37-88.75           1,844
  December 31, 1992                                 55,208   11.87-60.92           2,306
========================================================================================

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

         AIG's U.S. retirement plan is a qualified, noncontributory, defined benefit plan. All qualified employees who have attained age 21 and completed six months of continuous service are eligible to participate in this plan. An employee with 5 or more years of service is entitled to pension benefits beginning at normal retirement at age 65. Benefits are based upon a percentage of average final compensation multiplied by years of credited service commencing April 1, 1985 and limited to 44 years of credited service. The average final compensation is subject to certain limitations. Annual funding requirements are determined based on the "projected unit credit" cost method which attributes a pro rata portion of the total projected benefit payable at normal retirement to each year of credited service.

         AIG has adopted a Supplemental Executive Retirement Program (Supplemental Plan) to provide additional retirement benefits to designated executives and key employees. Under the Supplemental Plan, the annual benefit, not to exceed 60 percent of average final compensation, accrues at a percentage of average final pay multiplied for each year of credited service reduced by any benefits from the current and any predecessor retirement plans, Social Security, if any, and from any qualified pension plan of prior employers. The Supplemental Plan also provides a benefit equal to the reduction in benefits payable under the AIG retirement plan as a result of Federal limitations on benefits payable thereunder. Currently, the Supplemental Plan is unfunded.

         Eligibility for participation in the various non-U.S. retirement plans is either based on completion of a specified period of continuous service or date of hire, subject to age limitation. While benefits vary, they are generally based on the employees' years of credited service and average compensation in the years preceding retirement.

         Assumptions associated with the projected benefit obligation and expected long-term rate of return on plan assets at December 31, 1994 were as follows:

----------------------------------------------------------------------------------------
                                                                RANGE OF
                                                          NON-U.S. PLANS*     U.S. PLANS
========================================================================================
Discount rate                                                   4.5-10.0%            8.5%
Salary increase rate                                            3.0-10.0             5.0
Expected long-term rate
  of return on plan assets                                      5.0-8.5              9.0
========================================================================================

* The ranges for the non-U.S. plans reflect the local socioeconomic environments in which AIG operates.

                             American International Group, Inc. and Subsidiaries

         The following table sets forth the funded status of the various pension plans and the amounts recognized in the accompanying consolidated balance sheet as of December 31, 1994 and 1993:

(in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   1994                                        1993
                                                 --------------------------------------      --------------------------------------
                                                 NON-U.S.           U.S.                     NON-U.S.           U.S.
                                                    PLANS          PLANS          TOTAL         PLANS          PLANS          TOTAL
===================================================================================================================================
Plan assets at fair value*                       $158,695       $146,065       $304,760      $131,391       $139,129       $270,520
-----------------------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Accumulated benefits earned prior to
    valuation date:
    Vested                                        164,802         99,694        264,496       143,614         94,717        238,331
    Nonvested                                      24,887         14,713         39,600        21,038         15,747         36,785
-----------------------------------------------------------------------------------------------------------------------------------
  Accumulated benefit obligation                  189,689        114,407        304,096       164,652        110,464        275,116
  Additional benefits based on estimated
    future salary levels                           68,908         53,033        121,941        48,973         66,652        115,625
-----------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation                      258,597        167,440        426,037       213,625        177,116        390,741
-----------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of
  plan assets                                      99,902         21,375        121,277        82,234         37,987        120,221
-----------------------------------------------------------------------------------------------------------------------------------
  Unrecognized prior service cost                  (9,593)        (3,035)       (12,628)       (9,486)        (2,786)       (12,272)
  Unrecognized net gain (loss)                     (3,849)        26,582         22,733        (6,344)         1,321         (5,023)
  Unamortized balance of the initial transition
    amounts                                       (24,259)       (12,141)       (36,400)      (23,266)       (13,692)       (36,958)
-----------------------------------------------------------------------------------------------------------------------------------
Net amounts to be applied to future periods       (37,701)        11,406        (26,295)      (39,096)       (15,157)       (54,253)
Adjustment to reflect minimum liability            19,014            488         19,502        23,268          1,896         25,164
-----------------------------------------------------------------------------------------------------------------------------------
Accrued pension liability                        $ 81,215       $ 33,269       $114,484      $ 66,406       $ 24,726       $ 91,132
===================================================================================================================================

* Plan assets are invested primarily in fixed-income securities and listed stocks.

         Net pension cost for the years ended December 31, 1994, 1993 and 1992 included the following components:

(in thousands)
----------------------------------------------------------------------------------------
                                                      1994          1993            1992
========================================================================================
Cost of benefits earned during the period         $ 41,986      $ 33,258        $ 25,175
Interest cost on the projected benefit
  obligation                                        24,795        23,243          18,135
Actual return on all retirement plan assets         (8,789)      (29,613)        (13,574)
Net amortization and deferral of
  actuarial gains and losses                       (15,466)        7,542          (4,856)
Amortization of the initial
  transition amount                                  3,749         3,389           2,014
----------------------------------------------------------------------------------------
Net pension expense*                              $ 46,275      $ 37,819        $ 26,894
========================================================================================

* Net pension expense included $26,727, $20,999 and $13,478 related to non-U.S. plans for 1994, 1993 and 1992, respectively.

         (b) AIG sponsors a voluntary savings plan for domestic employees (a 401(k) plan), which, during the three years ended December 31, 1994, provided for salary reduction contributions by employees and matching contributions by AIG of up to 2 percent of annual salary.

         (c) In addition to AIG's defined benefit pension plan, AIG and its subsidiaries provide a postretirement benefit program for medical care and life insurance, domestically and in certain foreign countries. Eligibility in the various plans is generally based upon completion of a specified period of eligible service and reaching a specified age. Benefits vary by geographic location.

         AIG's U.S. postretirement medical and life insurance benefits are based upon the employee reaching age 55 with 10 years of service to be eligible for an immediate benefit from the U.S. retirement plan. Retirees and their dependents who were age 65 by May 1, 1989 participate in the medical plan at no cost. All other retirees and dependents over age 65 pay 50 percent of the premium that is paid by current active employees. Retirees under age 65 pay the full active premium and covered dependents pay twice the active employee amounts. Contributions are subject to adjustment annually. Other cost sharing features of the medical plan include deductibles, coinsurance and Medicare coordination and a lifetime maximum benefit of $1,000,000. The maximum life insurance benefit prior to age 70 is $32,500, with a maximum of $25,000 thereafter.

         Effective January 1, 1993, both plans' provisions were amended. Employees who retire on or after January 1, 1993 will be required to pay the actual cost of the medical benefits reduced by a credit which is based upon age and years of service at retirement. The life insurance benefit will vary by age at retirement from $5,000 for retirement at ages 55 through 59 to $15,000 for retirement at ages 65 and over.

         Assumptions associated with the accrued postretirement benefit liability at December 31, 1994 were as follows:

----------------------------------------------------------------------------------------
                                                                NON-U.S.            U.S.
                                                                   PLANS           PLANS
========================================================================================
Discount rate                                                   8.0-10.5%            8.5%
Salary increase rate                                             7.0-8.0              --
Medical trend rate year 1*                                          14.0            11.5
Medical trend rate year 7 and 9                                      6.0             5.5
========================================================================================

* The Medical trend rate grades downward from years 1 through 7 domestically and years 1 through 9 for the foreign benefits. The trend rates remain level thereafter.

         The following table sets forth the liability for the accrued postretirement benefits of the various plans, and amounts recognized in the accompanying consolidated balance sheet as of December 31, 1994 and 1993. These plans are not funded currently.

(in thousands)
----------------------------------------------------------------------------------------
                                                  NON-U.S.          U.S.
                                                     PLANS         PLANS           TOTAL
========================================================================================
1994
Accumulated postretirement
  benefit obligation:
Retirees                                           $ 1,896       $44,521         $46,417
Fully eligible active employees                      4,301           845           5,146
Other active employees                               5,932         9,059          14,991
----------------------------------------------------------------------------------------
                                                    12,129        54,425          66,554
----------------------------------------------------------------------------------------
Unrecognized net loss                                   --        (2,931)         (2,931)
Unrecognized prior service cost                         --        30,319          30,319
----------------------------------------------------------------------------------------
Accrued postretirement benefit
  liabilities                                      $12,129       $81,813         $93,942
========================================================================================
1993
Accumulated postretirement
  benefit obligation:
Retirees                                           $ 1,911       $45,749         $47,660
Fully eligible active employees                      3,969         1,633           5,602
Other active employees                               4,993         9,602          14,595
----------------------------------------------------------------------------------------
                                                    10,873        56,984          67,857
----------------------------------------------------------------------------------------
Unrecognized net loss                                   --        (7,812)         (7,812)
Unrecognized prior service cost                         --        31,835          31,835
----------------------------------------------------------------------------------------
Accrued postretirement benefit
  liabilities                                      $10,873       $81,007         $91,880
========================================================================================

         The net periodic postretirement costs for the years ended December 31, 1994, 1993 and 1992 included the following components:

(in thousands)
----------------------------------------------------------------------------------------
                                                                    LIFE
                                                   MEDICAL     INSURANCE
                                                     PLANS         PLANS           TOTAL
========================================================================================
1994
Cost of benefits earned during
  the period                                       $ 1,160        $  499         $ 1,659
Interest cost on accumulated
  postretirement benefit obligations                 4,055         1,032           5,087
Amortization of prior service cost                  (1,344)         (172)         (1,516)
Amortization of net actuarial losses                   318            --             318
----------------------------------------------------------------------------------------
Net periodic postretirement
  benefit costs                                    $ 4,189        $1,359         $ 5,548
========================================================================================
1993
Cost of benefits earned during
  the period                                       $   876        $  384         $ 1,260
Interest cost on accumulated
  postretirement benefit obligations                 3,693         1,110           4,803
Amortization of prior service cost                  (1,344)         (172)         (1,516)
----------------------------------------------------------------------------------------
Net periodic postretirement
  benefit costs                                    $ 3,225        $1,322         $ 4,547
========================================================================================
1992
Cost of benefits earned during
  the period                                       $ 4,439        $  696         $ 5,135
Interest cost on accumulated
  postretirement benefit obligations                 5,668         1,283           6,951
----------------------------------------------------------------------------------------
Net periodic postretirement
  benefit costs                                    $10,107        $1,979         $12,086
========================================================================================

         The medical trend rate assumptions have a significant effect on the amounts reported. Increasing each trend rate by 1 percent in each year would increase the accumulated postretirement benefit obligations as of December 31, 1994 by $4.9 million and the aggregate service and interest cost components of the periodic postretirement benefit costs for 1994 by $493,000.

         (d) AIG has certain postemployment benefits provided to former or inactive employees who are not retirees. Certain of these benefits are insured and expensed currently; other expenses are provided for currently. Such uninsured expenses include long and short-term disability medical and life insurance continuation, short-term disability income continuation and COBRA medical subsidies. The provision for these benefits at December 31, 1994 was $5.3 million. The incremental expense was insignificant.

                             American International Group, Inc. and Subsidiaries

16. LEASES

(a) AIG and its subsidiaries occupy leased space in many locations under various long-term leases and have entered into various leases covering the long-term use of data processing equipment. At December 31, 1994, the future minimum lease payments under operating leases were as follows:

(in thousands)
----------------------------------------------------------------------------------------
1995                                                                            $183,210
1996                                                                             127,399
1997                                                                              86,781
1998                                                                              69,111
1999                                                                              58,324
Remaining years after 1999                                                       227,173
----------------------------------------------------------------------------------------
Total                                                                           $751,998
========================================================================================

         Rent expense approximated $218,900,000, $200,500,000, and $199,200,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

         (b) Minimum future rental income on noncancelable operating leases of flight equipment which have been delivered at December 31, 1994 was as follows:

(in thousands)
----------------------------------------------------------------------------------------
1995                                                                          $  944,295
1996                                                                             816,793
1997                                                                             626,652
1998                                                                             476,441
1999                                                                             339,036
Remaining years after 1999                                                       657,035
----------------------------------------------------------------------------------------
Total                                                                         $3,860,252
========================================================================================

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

         (b) TRANSACTIONS WITH RELATED PARTIES: During the ordinary course of business, AIG and its subsidiaries pay commissions to Starr and its subsidiaries for the production and management of insurance business. Net commission payments to Starr aggregated approximately $31,200,000 in 1994, $25,800,000 in 1993 and $21,200,000 in 1992, from which Starr is required to pay commissions due originating brokers and its operating expenses. AIG also received approximately $12,900,000 in 1994, $11,800,000 in 1993 and $11,500,000
in 1992 from Starr and paid approximately $42,000 in 1994, $60,000 in 1993 and $50,000 in 1992 to Starr as reimbursement for services provided at cost. AIG also received approximately $900,000 in 1994, $600,000 in 1993 and $800,000 in 1992 from SICO and paid approximately $1,200,000 in 1994, $1,100,000 in 1993 and $900,000 in 1992 to SICO as reimbursement for services rendered at cost. AIG also paid to SICO $3,000,000 in 1994, $3,400,000 in 1993 and $3,800,000 in
1992 in rental fees.

18. SUMMARY OF QUARTERLY FINANCIAL INFORMATION--
    UNAUDITED

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 1994 and 1993 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown.

                                                                              THREE MONTHS ENDED
                                                  -----------------------------------------------------------------------
                                                              MARCH 31,                               JUNE 30,
                                                  ------------------------------           ------------------------------
(in thousands, except per share amounts)                1994                1993                 1994                1993
=========================================================================================================================
Revenues                                          $5,225,830          $4,643,240           $5,625,759          $5,015,236
=========================================================================================================================
Income before cumulative effect of
  accounting changes                              $  505,618          $  475,226           $  549,694          $  481,634
=========================================================================================================================
Cumulative effect of accounting changes (a)       $       --          $   20,695           $       --          $       --
=========================================================================================================================
Net income                                        $  505,618          $  495,921           $  549,694          $  481,634
=========================================================================================================================
Income before cumulative effect of
  accounting changes per common share                  $1.59               $1.49                $1.74               $1.52
Net income per common share                            $1.59               $1.56                $1.74               $1.52
Average shares outstanding                           317,456             317,484              316,564             317,360
=========================================================================================================================

                                                                              THREE MONTHS ENDED
                                                  -----------------------------------------------------------------------
                                                            SEPTEMBER 30,                           DECEMBER 31,
                                                  ------------------------------           ------------------------------
(in thousands, except per share amounts)                1994                1993                 1994                1993
=========================================================================================================================
Revenues                                          $5,675,296          $5,119,228           $5,914,838          $5,356,953
Income before cumulative effect of
  accounting changes                              $  542,527          $  451,061           $  577,676          $  510,157
=========================================================================================================================
Cumulative effect of accounting changes (a)       $       --          $       --           $       --          $       --
=========================================================================================================================
Net income                                        $  542,527          $  451,061           $  577,676          $  510,157
=========================================================================================================================
Income before cumulative effect of
  accounting changes per common share                  $1.71               $1.42                $1.83               $1.61
Net income per common share                            $1.71               $1.42                $1.83               $1.61
Average shares outstanding                           316,368             317,438              315,866             317,577
=========================================================================================================================

(a) Represents a net benefit for the cumulative effect of the adoption of accounting pronouncements related to postretirement benefits (FASB 106) and income taxes (FASB 109) by minority-owned insurance operations in 1993.

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

                             American International Group, Inc. and Subsidiaries

         The following table is a summary of the operations by major operating segments for the years ended December 31, 1994, 1993 and 1992:

                                                                    INDUSTRY SEGMENTS-1994
                                  ------------------------------------------------------------------------------------

                                                        GENERAL              LIFE         AGENCY AND         FINANCIAL
(in thousands)                         PARENT         INSURANCE         INSURANCE        SERVICE FEE          SERVICES
======================================================================================================================
Revenues (b)                      $   899,698(c)    $11,774,410       $ 8,559,455           $237,940       $ 1,866,253
======================================================================================================================
Income before income taxes
  and cumulative effect of
  accounting changes              $   899,698(c)    $ 1,635,096       $   952,484           $ 54,129       $   404,853
======================================================================================================================
Equity in net income (loss) of
  partially-owned companies       $    25,476       $    32,687       $       829           $    (61)      $        --
======================================================================================================================
Depreciation expense              $        --       $    66,514       $    43,317           $  3,514       $   402,741
======================================================================================================================
Capital expenditures              $       545       $   131,721       $   106,957           $  2,822       $ 2,841,317(d)
======================================================================================================================
Identifiable assets               $17,295,644       $51,372,100       $34,496,652           $184,310       $30,660,776
======================================================================================================================

                                     INDUSTRY SEGMENTS-1994
                                 ------------------------------
                                  ADJUSTMENTS
                                          AND
(in thousands)                   ELIMINATIONS(a)   CONSOLIDATED
===============================================================
Revenues (b)                     $   (896,033)     $ 22,441,723
===============================================================
Income before income taxes
  and cumulative effect of
  accounting changes             $   (994,281)     $  2,951,979
===============================================================
Equity in net income (loss) of
  partially-owned companies      $        182      $     59,113
===============================================================
Depreciation expense             $     65,844      $    581,930
===============================================================
Capital expenditures             $     87,882      $  3,171,244(d)
===============================================================
Identifiable assets              $(19,663,365)     $114,346,117
===============================================================


                                                                    INDUSTRY SEGMENTS-1993
                                  ------------------------------------------------------------------------------------

                                                        GENERAL              LIFE         AGENCY AND         FINANCIAL
(in thousands)                         PARENT         INSURANCE         INSURANCE        SERVICE FEE          SERVICES
======================================================================================================================
Revenues (b)                      $   908,176(c)    $10,972,384       $ 7,300,336           $239,641       $ 1,595,449
======================================================================================================================
Income before income taxes
  and cumulative effect of
  accounting changes              $   908,176(c)    $ 1,416,135       $   781,611           $ 60,247       $   390,038
======================================================================================================================
Equity in net income (loss) of
  partially-owned companies       $    11,183       $    36,618       $     1,260           $   (202)      $        --
======================================================================================================================
Depreciation expense              $        --       $    40,535       $    39,258           $  3,787       $   326,028
======================================================================================================================
Capital expenditures              $        --       $   103,686       $   119,157           $  4,801       $ 2,575,652(d)
======================================================================================================================
Identifiable assets (e)           $16,210,208       $46,981,720       $28,381,164           $179,297       $25,514,258
======================================================================================================================

                                     INDUSTRY SEGMENTS-1993
                                 ------------------------------
                                  ADJUSTMENTS
                                          AND
(in thousands)                   ELIMINATIONS(a)   CONSOLIDATED
===============================================================
Revenues (b)                     $   (881,329)     $ 20,134,657
===============================================================
Income before income taxes
  and cumulative effect of
  accounting changes             $   (955,126)     $  2,601,081
===============================================================
Equity in net income (loss) of
  partially-owned companies      $        236      $     49,095
===============================================================
Depreciation expense             $     62,639      $    472,247
===============================================================
Capital expenditures             $    109,737      $  2,913,033(d)
===============================================================
Identifiable assets (e)          $(16,251,799)     $101,014,848
===============================================================


                                                                    INDUSTRY SEGMENTS-1992
                                  ------------------------------------------------------------------------------------

                                                        GENERAL              LIFE         AGENCY AND         FINANCIAL
(in thousands)                         PARENT         INSURANCE         INSURANCE        SERVICE FEE          SERVICES
======================================================================================================================
Revenues (b)                      $   637,339(c)    $10,528,610       $ 6,210,182           $228,297       $ 1,404,902
======================================================================================================================
Income before income taxes
  and cumulative effect of
  accounting changes              $   637,339(c)    $ 1,124,136       $   667,453           $ 52,570       $   346,442
======================================================================================================================
Equity in net income (loss) of
  partially-owned companies       $     6,258       $    19,610       $     7,382           $     46       $        --
======================================================================================================================
Depreciation expense              $     1,057       $    38,963       $    41,613           $  3,796       $   249,548
======================================================================================================================
Capital expenditures              $     2,733       $    66,899       $   156,583           $ 16,355       $ 1,793,372(d)
======================================================================================================================
Identifiable assets (e)           $13,747,118       $42,416,509       $23,472,687           $157,280       $27,138,230
======================================================================================================================

                                     INDUSTRY SEGMENTS-1992
                                 ------------------------------
                                  ADJUSTMENTS
                                          AND
(in thousands)                   ELIMINATIONS(a)   CONSOLIDATED
===============================================================
Revenues (b)                     $   (620,703)     $ 18,388,627
===============================================================
Income before income taxes
  and cumulative effect of
  accounting changes             $   (690,892)     $  2,137,048
===============================================================
Equity in net income (loss) of
  partially-owned companies      $         --      $     33,296
===============================================================
Depreciation expense             $     56,888      $    391,865
===============================================================
Capital expenditures             $     34,378      $  2,070,320(d)
===============================================================
Identifiable assets (e)          $(14,209,642)     $ 92,722,182
===============================================================

(a) Including other operations and other income (deductions)-net, which are not deemed to be reportable segments.

(b) Including realized capital gains attributable to the segments.

(c) Substantially dividend income from subsidiaries.

(d) Relating primarily to ILFC.

(e) Assets as at December 31, 1993 and 1992 have been adjusted to conform to the requirements of FASB 113.

         (b) The following table is a summary of AIG's general insurance operations by major operating category for the years ended December 31, 1994, 1993 and 1992:

                                                                   NET PREMIUMS
                              --------------------------------------------------------------------------------------
                                               WRITTEN                                       EARNED
                              -----------------------------------------    -----------------------------------------
(in thousands)                      1994           1993           1992           1994            1993           1992
====================================================================================================================
UNDERWRITING:
Foreign                      $ 3,588,608    $ 3,019,328     $2,573,922    $ 3,459,123      $2,901,848     $2,496,596
Commercial casualty (a)        5,718,053      5,438,420      5,209,295      5,329,215       5,244,479      5,350,017
Commercial property              309,802        241,387        166,696        294,944         180,722        210,288
Pools and associations (b)       552,975        746,395        753,361        533,632         723,082        760,159
Personal lines (c)               492,122        401,611        295,876        464,120         362,191        266,024
Mortgage guaranty                204,193        178,762        139,378        205,797         154,318        126,306
--------------------------------------------------------------------------------------------------------------------
Total underwriting           $10,865,753    $10,025,903     $9,138,528    $10,286,831      $9,566,640     $9,209,390
====================================================================================================================
Net investment income
Realized capital gains
General insurance operating
  income
====================================================================================================================


                                          OPERATING INCOME
                              ----------------------------------------
(in thousands)                      1994           1993           1992
======================================================================
UNDERWRITING:
Foreign                       $  239,041     $  140,666     $   95,024
Commercial casualty (a)          256,883        255,893        169,554
Commercial property              (75,738)       (51,688)       (23,411)
Pools and associations (b)      (334,642)      (377,531)      (389,507)
Personal lines (c)               (17,147)       (24,324)       (77,234)
Mortgage guaranty                 79,120         67,375         30,490
----------------------------------------------------------------------
Total underwriting               147,517         10,391       (195,084)
Net investment income          1,435,092      1,340,480      1,252,086
Realized capital gains            52,487         65,264         67,134
                              ----------------------------------------
General insurance operating
  income                      $1,635,096     $1,416,135     $1,124,136
======================================================================

(a) Including workers' compensation and retrospectively rated risks.

(b) Including involuntary pools.

(c) Including mass marketing and specialty programs.

         (c) AIG's individual life insurance and group life insurance portfolio accounted for 62 percent, 64 percent and 67 percent of AIG's consolidated life insurance operating income before realized capital gains or losses for the years ended December 31, 1994, 1993 and 1992, respectively. For those years, 96 percent, 97 percent and 98 percent, respectively, of consolidated life operating income before realized capital gains or losses was derived from foreign operations.

         (d) A substantial portion of AIG's business is conducted in countries other than the United States and Canada. The following table is a summary of AIG's business by geographic segments. Allocations have been made on the basis of location of operations and assets.

                                                                             GEOGRAPHIC SEGMENTS-1994
                                                           ---------------------------------------------------------
                                                                                                OTHER
(in thousands)                                               DOMESTIC (a)    FAR EAST         FOREIGN   CONSOLIDATED
====================================================================================================================
Revenues (b)                                               $10,805,905    $ 8,374,188     $ 3,261,630   $ 22,441,723
====================================================================================================================
Income before income taxes and cumulative effect of
  accounting changes                                       $ 1,420,399    $ 1,192,643     $   338,937   $  2,951,979
====================================================================================================================
Identifiable assets                                        $71,838,459    $24,199,044     $18,308,614   $114,346,117
====================================================================================================================


                                                                             GEOGRAPHIC SEGMENTS-1993
                                                           ---------------------------------------------------------
                                                                                                OTHER
(in thousands)                                               DOMESTIC (a)    FAR EAST         FOREIGN   CONSOLIDATED
====================================================================================================================
Revenues (b)                                               $ 9,986,731    $ 6,911,684     $ 3,236,242   $ 20,134,657
====================================================================================================================
Income before income taxes and cumulative effect of
  accounting changes                                       $ 1,329,908    $   900,669     $   370,504   $  2,601,081
====================================================================================================================
Identifiable assets (c)                                    $64,482,527    $18,667,545     $17,864,776   $101,014,848
====================================================================================================================


                                                                             GEOGRAPHIC SEGMENTS-1992
                                                           ---------------------------------------------------------
                                                                                                OTHER
(in thousands)                                               DOMESTIC (a)    FAR EAST         FOREIGN   CONSOLIDATED
====================================================================================================================
Revenues (b)                                               $ 9,767,716    $ 5,876,894     $ 2,744,017   $ 18,388,627
====================================================================================================================
Income before income taxes and cumulative effect of
  accounting changes                                       $ 1,035,235    $   799,503     $   302,310   $  2,137,048
====================================================================================================================
Identifiable assets (c)                                    $59,443,456    $14,720,118     $18,558,608   $ 92,722,182
====================================================================================================================

(a) Including general insurance operations in Canada.

(b) Revenues are derived from revenues of the general, life, agency and service fee and financial services operations, equity in income of minority-owned insurance operations and realized capital gains attributable to the segments.

(c) Assets as at December 31, 1993 and 1992 have been adjusted to conform to the requirements of FASB 113.

                             American International Group, Inc. and Subsidiaries


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure within the twenty-four months ending December 31, 1994.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
OF THE REGISTRANT

Except for the information provided in Part I under the heading "Directors and Executive Officers of the Registrant", this item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS

This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K

       (a) FINANCIAL STATEMENTS AND EXHIBITS.
         1. Financial Statements and Schedules. See accom-panying Index to Financial Statements.

         2. EXHIBITS.
             3--Articles of Incorporation and By-Laws.
            10--Material Contracts.
            11--Computation of Earnings Per Share for the
                 Years Ended December 31, 1994, 1993,
                 1992, 1991 and 1990.
            12--Computation of Ratios of Earnings to Fixed
                 Charges for the Years Ended December 31,
                 1994, 1993, 1992, 1991 and 1990.
            21--Subsidiaries of Registrant.
            23--Consent of Coopers & Lybrand L.L.P.
            24--Power of Attorney.
            27--Financial Data Schedule.
            28--Information from Statutory Schedule P.
            99--Undertakings.


       (b) REPORTS ON FORM 8-K.

       There have been no reports on Form 8-K filed during the quarter ended December 31, 1994.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the issuer has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York, on the 29th day of March, 1995.

                                 AMERICAN INTERNATIONAL GROUP, INC.
                                 By   s/s M.R. GREENBERG, CHAIRMAN
                                   ------------------------------------
                                         (M. R. Greenberg, Chairman)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on the 29th day of March, 1995 and each of the undersigned persons, in any capacity, hereby severally constitutes M.R. Greenberg, Edward E. Matthews and Howard I. Smith and each of them, singularly, his true and lawful attorney with full power to them and each of them to sign for him, and in his name and in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto.

                  SIGNATURE                                                     TITLE
                  ---------                                                     -----

             s/s M.R. Greenberg                             Chairman and Director
    ------------------------------------                      (Principal Executive Officer)
              (M. R. Greenberg)

           s/s Edward E. Matthews                           Vice Chairman and Director
    ------------------------------------                      (Principal Financial Officer)
            (Edward E. Matthews)

             s/s Howard I. Smith                            Senior Vice President
    ------------------------------------                      and Comptroller
              (Howard I. Smith)                               (Principal Accounting Officer)


           s/s M. Bernard Aidinoff                          Director
    ------------------------------------
            (M. Bernard Aidinoff)

              s/s Lloyd Bentsen                             Director
    ------------------------------------
               (Lloyd Bentsen)

            s/s Marshall A. Cohen                           Director
    ------------------------------------
             (Marshall A. Cohen)

         s/s Barber B. Conable, Jr.                         Director
    ------------------------------------
          (Barber B. Conable, Jr.)

           s/s Martin S. Feldstein                          Director
    ------------------------------------
            (Martin S. Feldstein)

            s/s Houghton Freeman                            Director
    ------------------------------------
             (Houghton Freeman)

                  SIGNATURE                                  TITLE
                  ---------                                  -----

             s/s Leslie L. Gonda                            Director
    ------------------------------------
              (Leslie L. Gonda)

             s/s Carla A. Hills                             Director
    ------------------------------------
              (Carla A. Hills)

           s/s Frank J. Hoenemeyer                          Director
    ------------------------------------
            (Frank J. Hoenemeyer)

             s/s John I. Howell                             Director
    ------------------------------------
              (John I. Howell)

             s/s Dean P. Phypers                            Director
    ------------------------------------
              (Dean P. Phypers)

             s/s John J. Roberts                            Director
    ------------------------------------
              (John J. Roberts)

            s/s Ernest E. Stempel                           Director
    ------------------------------------
             (Ernest E. Stempel)

            s/s Thomas R. Tizzio                            Director
    ------------------------------------
             (Thomas R. Tizzio)

                                                                      Schedule I

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 1994

(in thousands)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     AMOUNT AT
                                                                                                                   WHICH SHOWN
                                                                                                                        IN THE
                                                                                                                       BALANCE
TYPE OF INVESTMENT                                                             COST(*)              VALUE                SHEET
==============================================================================================================================
Fixed maturities:
  Bonds:
    United States Government and government agencies
      and authorities                                                      $ 1,430,541         $ 1,332,397         $ 1,332,559
    States, municipalities and political subdivisions                       15,656,717          15,629,814          15,561,680
    Foreign governments                                                      5,310,336           5,271,191           5,271,191
    Public utilities                                                         2,660,304           2,701,629           2,701,629
    All other corporate                                                     10,363,213          10,151,195          10,151,304
------------------------------------------------------------------------------------------------------------------------------
  Total bonds                                                               35,421,111          35,086,226          35,018,363
  Preferred stocks                                                             412,503             424,775             412,503
------------------------------------------------------------------------------------------------------------------------------
Total fixed maturities                                                      35,833,614          35,511,001          35,430,866
------------------------------------------------------------------------------------------------------------------------------
Equity securities:
  Common stocks:
    Public utilities                                                            93,886              96,739              96,739
    Banks, trust and insurance companies                                       558,445             662,662             662,662
    Industrial, miscellaneous and all other                                  3,955,455           4,243,267           4,243,267
------------------------------------------------------------------------------------------------------------------------------
  Total common stocks                                                        4,607,786           5,002,668           5,002,668
  Non-redeemable preferred stocks                                               85,901              96,503              96,503
------------------------------------------------------------------------------------------------------------------------------
Total equity securities                                                      4,693,687           5,099,171           5,099,171
------------------------------------------------------------------------------------------------------------------------------
Mortgage loans on real estate, policy and collateral loans                   5,353,074                  --           5,353,074
Financial services assets:
  Flight equipment primarily under operating leases, net of
    accumulated depreciation                                                10,723,527                              10,723,527
  Securities available for sale, at market value                             3,794,076           3,796,792           3,796,792
  Trading securities, at market value                                               --           2,483,637           2,483,637
  Spot commodities, at market value                                                 --             916,833             916,833
  Unrealized gain on interest rate and currency swaps,
    options and forward transactions                                                --           4,650,743           4,650,743
  Trade receivables                                                          2,629,734                  --           2,629,734
  Securities purchased under agreements to resell, at contract value         1,209,403                  --           1,209,403
Other invested assets                                                        1,953,015                  --           1,953,015
Short-term investments, at cost which approximates market value              2,467,453                  --           2,467,453
------------------------------------------------------------------------------------------------------------------------------
Total investments                                                          $68,657,583                  --         $76,714,248
==============================================================================================================================

(*) Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

                                                                     Schedule II

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEET -- PARENT COMPANY ONLY

(in thousands)
------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                          1994                1993
------------------------------------------------------------------------------------------------------------------------------
ASSETS:
  Cash                                                                                         $        57         $       607
  Short-term investments                                                                             1,069               2,762
  Invested assets                                                                                  314,404             220,819
  Carrying value of subsidiaries and partially-owned companies, at equity                       17,135,389          15,754,002
  Due from affiliates-net                                                                               --              25,898
  Premiums and insurance balances receivable-net                                                    49,415              60,340
  Other assets                                                                                     288,154             228,473
------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                             $17,788,488         $16,292,901
==============================================================================================================================
LIABILITIES:
  Insurance balances payable                                                                   $   117,560         $   129,151
  Due to affiliates-net                                                                            483,890                  --
  Medium term notes payable                                                                        155,000             295,000
  Zero coupon notes                                                                                 65,831              59,116
  Italian Lire bonds                                                                               159,067             159,067
  Other liabilities                                                                                385,479             426,372
------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                          1,366,827           1,068,706
==============================================================================================================================
CAPITAL FUNDS:
  Common stock                                                                                     843,477             843,477
  Additional paid-in capital                                                                       565,410             572,142
  Unrealized appreciation of investments, net of taxes                                             184,556             922,646
  Cumulative translation adjustments, net of taxes                                                (288,074)           (348,186)
  Retained earnings                                                                             15,340,928          13,301,529
  Treasury stock                                                                                  (224,636)            (67,413)
------------------------------------------------------------------------------------------------------------------------------
      Total Capital Funds                                                                       16,421,661          15,224,195
------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and capital funds                                                      $17,788,488         $16,292,901
==============================================================================================================================


STATEMENT OF INCOME--PARENT COMPANY ONLY

(in thousands)
------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                          1994                1993                1992
==============================================================================================================================
Agency income                                                               $    1,207         $     2,027           $   5,716
Dividend income from consolidated subsidiaries:
  Cash                                                                         898,659             907,432             528,807
  Other                                                                             --                  --             107,941
Dividend income from partially-owned companies                                   1,039                 744                 591
Equity in undistributed net income of consolidated subsidiaries
  and partially-owned companies                                              1,499,330           1,201,155           1,036,038
Other income (deductions)-net                                                  (59,922)            (50,683)            148,445
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of accounting changes       2,340,313           2,060,675           1,827,538
Income taxes                                                                   164,798             121,902             168,374
------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting changes                        2,175,515           1,938,773           1,659,164
Cumulative effect of accounting changes, net of tax                                 --                  --              (2,208)
------------------------------------------------------------------------------------------------------------------------------
Net income                                                                  $2,175,515         $ 1,938,773         $ 1,656,956
==============================================================================================================================

                                                                     Schedule II

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(continued)
STATEMENT OF CASH FLOWS--PARENT COMPANY ONLY

(in thousands)
------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                          1994                1993                1992
==============================================================================================================================
Cash flows from operating activities
  Net income                                                               $ 2,175,515         $ 1,938,773         $ 1,656,956
------------------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Non-cash revenues, expenses, gains and losses included in income:
    Equity in undistributed net income of consolidated subsidiaries
      and partially-owned companies                                         (1,499,330)         (1,201,155)         (1,036,038)
    Cumulative effect of accounting changes                                         --                  --               2,208
    Non-cash dividends from subsidiaries                                            --                  --            (107,941)
    Change in premiums and insurance balances receivable and
      payable-net                                                                 (666)             16,939              23,905
    Change in cumulative translation adjustments                              (138,528)             (7,088)             (2,319)
    Other-net                                                                   84,185              13,657             208,449
------------------------------------------------------------------------------------------------------------------------------
    Total adjustments                                                       (1,554,339)         (1,177,647)           (911,736)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      621,176             761,126             745,220
------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Cost of investments sold or matured                                               --                  --              11,035
  Purchase of investments                                                     (101,553)            (35,226)            (27,220)
  Change in short-term investments                                               1,693             111,447             (42,322)
  Change in collateral and guaranteed loans                                         --              (2,500)            (14,500)
  Contributions to subsidiaries and investments in partially-owned
    companies                                                                 (462,056)           (237,899)           (183,949)
  Other-net                                                                     (2,874)             (3,796)             (4,539)
------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                         (564,790)           (167,974)           (261,495)
------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Change in medium term notes                                                 (140,000)             58,000            (169,500)
  Proceeds from common stock issued                                             14,721              13,280              13,272
  Change in loans payable                                                      383,135            (377,581)           (128,782)
  Liquidation of zero coupon notes payable                                          --                  --              (4,647)
  Cash dividends to shareholders                                              (136,116)           (123,859)           (116,676)
  Acquisition of treasury stock                                               (178,676)            (13,148)            (82,096)
  Redemption of preferred stock                                                     --            (150,000)                 --
------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                          (56,936)           (593,308)           (488,429)
------------------------------------------------------------------------------------------------------------------------------
Change in cash                                                                    (550)               (156)             (4,704)
Cash at beginning of year                                                          607                 763               5,467
------------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                        $        57         $       607         $       763
==============================================================================================================================

NOTES TO FINANCIAL STATEMENTS--PARENT COMPANY ONLY

(1) Agency operations conducted in New York through the North American Division of AIU are included in the financial statements of the parent company.

(2) Certain accounts have been reclassified in the 1993 and 1992 financial statements to conform to their 1994 presentation.

(3) Other income (deductions)-net includes fees received from consolidated financial services subsidiaries.

(4) "Equity in undistributed net income of consolidated subsidiaries and partially-owned companies" in the accompanying Statement of Income--Parent Company Only--includes equity in the cumulative effect of accounting changes, net of tax of the minority-owned insurance operations.

(5)      See also Notes to Consolidated Financial Statements.

                                                                    Schedule III
AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
As of December 31, 1994, 1993 and 1992 and for the years then ended

(in thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                 RESERVES FOR
                                                   LOSSES AND
                                 DEFERRED                LOSS             RESERVE              POLICY
                                   POLICY           EXPENSES,                 FOR                 AND
                              ACQUISITION       FUTURE POLICY            UNEARNED            CONTRACT             PREMIUM
SEGMENT                             COSTS            BENEFITS            PREMIUMS            CLAIMS(a)            REVENUE
=========================================================================================================================
1994
  General insurance            $1,179,494         $31,435,355          $6,318,754              $   --         $10,286,831
  Life insurance                3,952,751          17,432,222                  --             548,243           6,724,321
-------------------------------------------------------------------------------------------------------------------------
                               $5,132,245         $48,867,577          $6,318,754            $548,243         $17,011,152
=========================================================================================================================
1993
  General insurance            $1,009,545         $30,046,172          $5,515,670              $   --         $ 9,566,640
  Life insurance                3,239,864          14,638,382                  --             406,516           5,746,046
-------------------------------------------------------------------------------------------------------------------------
                               $4,249,409         $44,684,554          $5,515,670            $406,516         $15,312,686
=========================================================================================================================
1992
  General insurance            $  880,257         $28,156,767          $4,956,727              $   --         $ 9,209,390
  Life insurance                2,777,561          11,804,484                  --             321,077           4,853,087
-------------------------------------------------------------------------------------------------------------------------
                               $3,657,818         $39,961,251          $4,956,727            $321,077         $14,062,477
=========================================================================================================================

(in thousands)
-------------------------------------------------------------------------------------------------------------------------

                                                  LOSSES AND         AMORTIZATION
                                                        LOSS          OF DEFERRED
                                     NET            EXPENSES               POLICY               OTHER                 NET
                              INVESTMENT           INCURRED,          ACQUISITION           OPERATING            PREMIUMS
SEGMENT                           INCOME            BENEFITS              COSTS(b)           EXPENSES             WRITTEN
=========================================================================================================================
1994
  General insurance           $1,435,092         $ 8,005,601           $  955,311          $1,178,402         $10,865,753
  Life insurance               1,748,428           5,782,561              537,364           1,287,046                  --
-------------------------------------------------------------------------------------------------------------------------
                              $3,183,520         $13,788,162           $1,492,675          $2,465,448         $10,865,753
=========================================================================================================================
1993
  General insurance           $1,340,480         $ 7,576,016           $  839,167          $1,141,066         $10,025,903
  Life insurance               1,499,714           4,891,357              469,310           1,158,058                  --
-------------------------------------------------------------------------------------------------------------------------
                              $2,840,194         $12,467,373           $1,308,477          $2,299,124         $10,025,903
=========================================================================================================================
1992
  General insurance           $1,252,086        $  7,503,504           $  838,976          $1,061,994         $ 9,138,528
  Life insurance               1,313,838           4,123,876              394,875           1,023,978                  --
-------------------------------------------------------------------------------------------------------------------------
                              $2,565,924         $11,627,380           $1,233,851          $2,085,972         $ 9,138,528
=========================================================================================================================


(a) Reflected in insurance balances payable on the accompanying balance sheet.

(b) Amounts shown for general insurance segment exclude amounts deferred and amortized in the same period.

                                                                     Schedule IV
AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
REINSURANCE
As of December  31, 1994, 1993 and 1992 and for the years then ended

(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                                                                               PERCENT OF
                                                       CEDED              ASSUMED                                  AMOUNT
                                                    TO OTHER           FROM OTHER                 NET             ASSUMED
                            GROSS AMOUNT           COMPANIES            COMPANIES              AMOUNT              TO NET
=========================================================================================================================
1994
Life insurance in-force     $333,378,811         $30,184,126           $  235,278        $303,429,963                 0.1%
=========================================================================================================================
Premiums:
  General insurance         $ 15,368,001         $ 5,526,656           $1,024,408        $ 10,865,753                 9.4%
  Life insurance               6,877,256             161,928                8,993           6,724,321                 0.1
-------------------------------------------------------------------------------------------------------------------------
Total premiums              $ 22,245,257         $ 5,688,584           $1,033,401        $ 17,590,074                 5.9%
=========================================================================================================================
1993
Life insurance in-force     $257,162,102         $13,006,029           $1,287,379        $245,443,452                 0.5%
=========================================================================================================================
Premiums:
  General insurance         $ 13,633,638         $ 4,875,352           $1,267,617        $ 10,025,903                12.6%
  Life insurance               5,914,007             178,511               10,550           5,746,046                 0.2
-------------------------------------------------------------------------------------------------------------------------
Total premiums              $ 19,547,645         $ 5,053,863           $1,278,167        $ 15,771,949                 8.1%
=========================================================================================================================
1992
Life insurance in-force     $210,605,862         $11,344,069           $3,670,939        $202,932,732                 1.8%
=========================================================================================================================
Premiums:
  General insurance         $ 12,797,504         $ 4,477,187           $  818,211        $  9,138,528                 9.0%
  Life insurance               5,013,447             170,447               10,087           4,853,087                 0.2
-------------------------------------------------------------------------------------------------------------------------
Total premiums              $ 17,810,951         $ 4,647,634           $  828,298        $ 13,991,615                 5.9%
=========================================================================================================================

                                                                     Schedule VI
AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION
CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
As of December 31, 1994, 1993, 1992 and for the years then ended

(in thousands)
------------------------------------------------------------------------------------------------------------------------
                                                    DISCOUNT                   LOSSES AND LOSS
                                                     IF ANY,                  EXPENSES INCURRED
                                               DEDUCTED FROM                      RELATED TO                        PAID
                                                RESERVES FOR             -------------------------                LOSSES
                                                  LOSSES AND             CURRENT             PRIOR              AND LOSS
AFFILIATION WITH REGISTRANT                    LOSS EXPENSES              YEAR               YEARS              EXPENSES
========================================================================================================================
1994
  AIG and consolidated subsidiaries                  $21,000           $8,158,400          $(152,800)         $7,143,700
1993
  AIG and consolidated subsidiaries                  $21,000           $7,530,700          $  45,300          $6,775,800
1992
  AIG and consolidated subsidiaries                  $21,000           $7,497,100          $   6,400          $6,586,600
========================================================================================================================

Note: The ending reserves of 50% or less owned equity investees (minority-owned companies) are less than 5% of the total reserves.

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                DESCRIPTION                                              LOCATION
       ------                                -----------                                              --------

         2           Plan of acquisition, reorganization, arrangement, liquidation
                     or succession  . . . . . . . . . . . . . . . . . . . . . . . .         None

         3(i)        Restated Certificate of Incorporation of AIG,
                     at November 30, 1994 . . . . . . . . . . . . . . . . . . . . .         Filed herewith.

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

       EXHIBIT
       NUMBER                                DESCRIPTION                                              LOCATION
       ------                                -----------                                              --------

         9           Voting Trust Agreement   . . . . . . . . . . . . . . . . . . .         None.
        10           Material contracts
                          (a)  AIG 1969 Employee Stock Option Plan and
                               Agreement Form   . . . . . . . . . . . . . . . . . .         Filed as exhibit to AIG's Registration
                                                                                                 Statement (File No. 2-44043) and
                                                                                                 incorporated herein by reference.
                          (b)  AIG 1972 Employee Stock Option Plan  . . . . . . . .         Filed as exhibit to AIG's Registration
                                                                                                 Statement (File No. 2-44702) and
                                                                                                 incorporated herein by reference.
                          (c)  AIG 1972 Employee Stock Purchase Plan  . . . . . . .         Filed as exhibit to AIG's Registration
                                                                                                 Statement (File No. 2-44043) and
                                                                                                 incorporated herein by reference.
                          (d)  AIG 1984 Employee Stock Purchase Plan  . . . . . . .         Filed as exhibit to AIG's Registration
                                                                                                 Statement (File No. 2-91945) and
                                                                                                 incorporated herein by reference.
                          (e)  AIG 1977 Stock Option and Stock Appreciation
                               Rights Plan  . . . . . . . . . . . . . . . . . . . .         Filed as exhibit to AIG's Registration
                                                                                                 Statement (File No. 2-59317) and
                                                                                                 incorporated herein by reference.
                          (f)  AIG 1982 Employee Stock Option Plan  . . . . . . . .         Filed as exhibit to AIG's Registration
                                                                                                 Statement (File No. 2-78291) and
                                                                                                 incorporated herein by reference.
                          (g)  AIG 1987 Employee Stock Option Plan  . . . . . . . .         Filed as exhibit to AIG's Definitive
                                                                                                 Proxy Statement dated as of April
                                                                                                  6, 1987 (File No. 0-4652) and
                                                                                                 incorporated herein by reference.
                          (h)  AIG 1991 Employee Stock Option Plan  . . . . . . . .         Filed as exhibit to AIG's Definitive
                                                                                                 Proxy Statement dated as of March
                                                                                                 30, 1992 (File No. 0-4652) and
                                                                                                 incorporated herein by reference.
                          (i)  AIRCO 1972 Employee Stock Option Plan  . . . . . . .         Incorporated by reference to AIG's Joint
                                                                                                 Proxy Statement and Prospectus
                                                                                                 (File No.2-61994).
                          (j)  AIRCO 1977 Stock Option and Stock
                               Appreciation Rights Plan   . . . . . . . . . . . . .         Incorporated by reference to AIG's Joint
                                                                                                 Proxy Statement and Prospectus
                                                                                                 (File No.2-61994).

        11           Statement re computation of per share earnings   . . . . . . .         Filed herewith.
        12           Statements re computation of ratios  . . . . . . . . . . . . .         Filed herewith.
        13           Annual report to security holders  . . . . . . . . . . . . . .         Not required to be filed.
        18           Letter re change in accounting principles  . . . . . . . . . .         None.
        21           Subsidiaries of the Registrant   . . . . . . . . . . . . . . .         Filed herewith.
        22           Published report regarding matters submitted to vote of
                     security holders   . . . . . . . . . . . . . . . . . . . . . .         None.

       EXHIBIT
       NUMBER                                DESCRIPTION                                              LOCATION
       ------                                -----------                                              --------

        23           Consent of Coopers & Lybrand L.L.P.  . . . . . . . . . . . . .         Filed herewith.
        24           Power of attorney  . . . . . . . . . . . . . . . . . . . . . .         Included on the signature page hereof.
        27           Financial Data Schedule  . . . . . . . . . . . . . . . . . . .         Provided herewith.
        28P          Information from reports furnished to state insurance regula-
                     tory authorities   . . . . . . . . . . . . . . . . . . . . . .         To be filed under hardship exemption.
        99           Undertakings by the Registrant required by Item 17 of
                     Form S-3 and Item 21 of Form S-8, deemed to be incorpo-
                     rated by reference into AIG's Registration Statements on
                     Forms S-3 and S-8 (No. 2-38768, No.2-44043, No. 2-
                     45346, No. 2-51498, No. 2-59317, No. 2-61858, No. 2-
                     62760, No. 2-64336, No. 2-67600, No. 2-72058, No.
                     2-75874, No. 2-75875, No. 2-78291, No. 2-87005, No. 2-
                     82989, No. 2-90756, No. 2-91945, No. 2-95589, No. 2-
                     97439, No. 33-8495, No. 33-13874, No. 33-18073, No.
                     33-25291, No. 33-41643, No. 33-48996 and
                     No. 33-57250)  . . . . . . . . . . . . . . . . . . . . . . . .         Filed herewith.