Form 10-K/A
period 1994-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 1995-04-07
CIK 5272

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                -------------

                                 Form 10-K/A
(Mark One)

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

================================================================================

                             American International Group, Inc. and Subsidiaries


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


- --------------------------------------------------------------
                                                          PAGE
- --------------------------------------------------------------
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

The Board of Directors and Shareholders
American International Group, Inc.

         We have audited the consolidated financial statements and the financial statement schedules of American International Group, Inc. and subsidiaries listed in the index on page 35 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.

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

                                                        COOPERS & LYBRAND L.L.P.

New York, New York
February 23, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the issuer has duly caused this Amendment to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, the reunto duly authorized, in the City of New York and State of New York, on the 6th day of April, 1995.

                                 AMERICAN INTERNATIONAL GROUP, INC.
                                 By   /s/ M.R. GREENBERG, CHAIRMAN*
                                   ------------------------------------
                                         (M. R. Greenberg, Chairman)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment to the Annual Report on Form 10-K/A has been signed below by the following persons in the capacities indicated on the 6th day of April, 1995 and each of the undersigned persons, in any capacity, hereby severally constitutes M.R. Greenberg, Edward E. Matthews and Howard I. Smith and each of them, singularly, his true and lawful attorney with full power to them and each of them to sign for him, and in his name and in the capacities indicated below, this Amendment to the Annual Report on Form 10-K/A and any and all amendments thereto.

                  SIGNATURE                                                     TITLE
                  ---------                                                     -----

             /s/ M.R. Greenberg*                            Chairman and Director
    ------------------------------------                      (Principal Executive Officer)
              (M. R. Greenberg)

           /s/ Edward E. Matthews*                          Vice Chairman and Director
    ------------------------------------                      (Principal Financial Officer)
            (Edward E. Matthews)

             /s/ Howard I. Smith                            Senior Vice President
    ------------------------------------                      and Comptroller
              (Howard I. Smith)                               (Principal Accounting Officer)


           /s/ M. Bernard Aidinoff*                         Director
    ------------------------------------
            (M. Bernard Aidinoff)

              /s/ Lloyd Bentsen*                            Director
    ------------------------------------
               (Lloyd Bentsen)

            /s/ Marshall A. Cohen*                          Director
    ------------------------------------
             (Marshall A. Cohen)

         /s/ Barber B. Conable, Jr.*                        Director
    ------------------------------------
          (Barber B. Conable, Jr.)

           /s/ Martin S. Feldstein*                         Director
    ------------------------------------
            (Martin S. Feldstein)

            /s/ Houghton Freeman*                           Director
    ------------------------------------
             (Houghton Freeman)

                  SIGNATURE                                  TITLE
                  ---------                                  -----

             /s/ Leslie L. Gonda*                           Director
    ------------------------------------
              (Leslie L. Gonda)

             /s/ Carla A. Hills*                            Director
    ------------------------------------
              (Carla A. Hills)

           /s/ Frank J. Hoenemeyer*                         Director
    ------------------------------------
            (Frank J. Hoenemeyer)

             /s/ John I. Howell*                            Director
    ------------------------------------
              (John I. Howell)

             /s/ Dean P. Phypers*                           Director
    ------------------------------------
              (Dean P. Phypers)

             /s/ John J. Roberts*                           Director
    ------------------------------------
              (John J. Roberts)

            /s/ Ernest E. Stempel*                          Director
    ------------------------------------
             (Ernest E. Stempel)

            /s/ Thomas R. Tizzio*                           Director
    ------------------------------------
             (Thomas R. Tizzio)


*By        /s/ Howard I. Smith
    -----------------------------------
              (Howard I.Smith)
             (Attorney-in-fact)