Form 10-Q
period 1995-03-31
AMERICAN INTERNATIONAL GROUP INC
filed 1995-05-15
CIK 5272

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                              OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
    OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM            TO
                                          ----------     ----------

FOR QUARTER ENDED      MARCH 31, 1995     COMMISSION FILE NUMBER      0-4652
                  -----------------------                         --------------

                       AMERICAN INTERNATIONAL GROUP, INC.
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       13-2592361
- --------------------------------------------    --------------------------------------------
      (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)

     70 PINE STREET, NEW YORK, NEW YORK                            10270
- --------------------------------------------    --------------------------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

Registrant's telephone number, including area code         (212) 770-7000
                                                   -----------------------------

                                      NONE
- --------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

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

                             YES   X           NO
                                 -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1995 315,947,988.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       AMERICAN INTERNATIONAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                   MARCH 31,       DECEMBER 31,
                                                                      1995             1994
                                                                  ------------     ------------
                                                                  (UNAUDITED)
ASSETS:
Investments and cash:
  Fixed maturities:
     Bonds held to maturity, at amortized cost (market value:
       1995 -- $14,219,100; 1994 -- $13,109,700)................  $ 13,709,332     $ 13,041,807
     Bonds available for sale, at market value (amortized cost:
       1995 -- $23,963,000; 1994 -- $22,207,300)................    23,951,195       21,812,600
     Bonds trading securities, at market value (cost:
       1995 -- $174,800; 1994 -- $172,000)......................       178,420          163,956
     Preferred stocks, at amortized cost (market value:
       1995 -- $524,800; 1994 -- $424,800)......................       437,551          412,503
  Equity securities:
     Common stocks (cost: 1995 -- $4,642,400;
       1994 -- $4,607,800)......................................     4,824,362        5,002,668
     Non-redeemable preferred stocks (cost: 1995 -- $85,400;
       1994 -- $85,900).........................................        89,581           96,503
  Mortgage loans on real estate, policy and collateral
     loans -- net...............................................     6,523,950        5,353,074
  Financial services assets:
     Flight equipment primarily under operating leases, net of
       accumulated depreciation (1995 -- $1,029,000;
       1994 -- $959,100)........................................    11,645,851       10,723,527
     Securities available for sale, at market value (cost:
       1995 -- $3,947,400; 1994 -- $3,794,100)..................     3,951,184        3,796,792
     Trading securities, at market value........................     3,499,809        2,483,637
     Spot commodities, at market value..........................     1,171,765          916,833
     Unrealized gain on interest rate and currency swaps,
       options and forward transactions.........................     6,716,203        4,650,743
     Trade receivables..........................................     3,934,282        2,629,734
     Securities purchased under agreements to resell, at
       contract value...........................................     1,468,215        1,209,403
  Other invested assets.........................................     1,956,361        1,953,015
  Short-term investments, at cost which approximates market
     value......................................................     1,995,059        2,467,453
  Cash..........................................................       101,836           76,237
                                                                  ------------     ------------
          Total investments and cash............................    86,154,956       76,790,485
Investment income due and accrued...............................       908,951          927,951
Premiums and insurance balances receivable -- net...............     9,743,306        8,802,207
Reinsurance assets..............................................    16,544,946       16,289,607
Deferred policy acquisition costs...............................     5,454,348        5,132,245
Investments in partially-owned companies........................       690,769          645,167
Real estate and other fixed assets, net of accumulated
  depreciation (1995 -- $1,168,600; 1994 -- $1,129,500).........     1,870,733        1,865,244
Separate and variable accounts..................................     2,390,890        2,297,605
Other assets....................................................     1,593,653        1,595,606
                                                                  ------------     ------------
          Total assets..........................................  $125,352,552     $114,346,117
                                                                   ===========      ===========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   MARCH 31,       DECEMBER 31,
                                                                      1995             1994
                                                                  ------------     ------------
                                                                  (UNAUDITED)
LIABILITIES:
  Reserve for losses and loss expenses..........................  $ 32,092,723     $ 31,435,355
  Reserve for unearned premiums.................................     6,510,482        6,318,754
  Future policy benefits for life and accident and health
     insurance contracts........................................    18,857,881       17,432,222
  Policyholders' contract deposits..............................     7,846,021        6,487,426
  Other policyholders' funds....................................     2,055,553        1,951,358
  Reserve for commissions, expenses and taxes...................     1,420,677        1,319,183
  Insurance balances payable....................................     2,064,983        1,462,545
  Funds held by companies under reinsurance treaties............       367,950          382,853
  Income taxes payable:
     Current....................................................       223,875          420,569
     Deferred...................................................       100,428           33,031
  Financial services liabilities:
     Borrowings under obligations of guaranteed investment
       agreements...............................................     5,374,021        5,535,318
     Securities sold under agreements to repurchase, at contract
       value....................................................     1,937,564        1,342,064
     Trade payables.............................................     4,603,232        2,108,263
     Securities sold but not yet purchased, principally
       obligations of the U.S. Government and Government
       agencies, at market value................................       317,998          192,898
     Spot commodities sold but not yet purchased, at market
       value....................................................       609,686          369,089
     Unrealized loss on interest rate and currency swaps,
       options and forward transactions.........................     5,780,567        3,659,450
     Deposits due to banks and other depositors.................       642,266          655,973
     Commercial paper...........................................     2,193,360        1,960,545
     Notes, bonds and loans payable.............................     7,320,750        7,567,046
  Commercial paper..............................................     2,100,869        1,829,014
  Notes, bonds, loans and mortgages payable.....................       641,677          627,554
  Separate and variable accounts................................     2,390,890        2,297,605
  Other liabilities.............................................     2,552,461        2,336,341
                                                                  ------------     ------------
          Total liabilities.....................................   108,005,914       97,724,456
                                                                  ------------     ------------
  Preferred shareholders' equity in subsidiary company..........       300,000          200,000
CAPITAL FUNDS:
  Common stock, $2.50 par value; 500,000,000 shares authorized;
     shares issued 1995 -- 337,390,984; 1994 -- 337,390,984.....       843,477          843,477
  Additional paid-in capital....................................       560,284          565,410
  Unrealized appreciation of investments, net of taxes..........       225,515          184,556
  Cumulative translation adjustments, net of taxes..............      (243,195)        (288,074)
  Retained earnings.............................................    15,876,755       15,340,928
  Treasury stock, at cost; 1995 -- 21,442,996;
     1994 -- 21,550,358 shares of common stock..................      (216,198)        (224,636)
                                                                  ------------     ------------
          Total capital funds...................................    17,046,638       16,421,661
                                                                  ------------     ------------
          Total liabilities and capital funds...................  $125,352,552     $114,346,117
                                                                   ===========      ===========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      -------------------------
                                                                         1995           1994
                                                                      ----------     ----------
General insurance operations:
  Net premiums written..............................................  $2,878,995     $2,621,305
  Change in unearned premium reserve................................    (115,147)      (164,952)
                                                                      ----------     ----------
  Net premiums earned...............................................   2,763,848      2,456,353
  Net investment income.............................................     379,665        354,129
  Realized capital gains............................................      24,410         20,094
                                                                      ----------     ----------
                                                                       3,167,923      2,830,576
                                                                      ----------     ----------
  Losses and loss expenses incurred.................................   2,170,210      1,977,467
  Underwriting expenses.............................................     527,819        483,554
                                                                      ----------     ----------
                                                                       2,698,029      2,461,021
                                                                      ----------     ----------
  Operating income..................................................     469,894        369,555
                                                                      ----------     ----------
Life insurance operations:
  Premium income....................................................   1,789,749      1,495,099
  Net investment income.............................................     502,440        407,996
  Realized capital gains............................................       2,931         28,740
                                                                      ----------     ----------
                                                                       2,295,120      1,931,835
                                                                      ----------     ----------
  Death and other benefits..........................................     717,737        576,801
  Increase in future policy benefits................................     843,940        712,453
  Acquisition and insurance expenses................................     496,974        419,460
                                                                      ----------     ----------
                                                                       2,058,651      1,708,714
                                                                      ----------     ----------
  Operating income..................................................     236,469        223,121
                                                                      ----------     ----------
  Agency and service fee operating income...........................      16,560         15,575
  Financial services operating income...............................      75,537         97,098
  Equity in income of minority-owned insurance operations...........      17,689          7,272
  Other realized capital gains (losses).............................      (7,734)       (10,205)
  Minority interest.................................................      (9,372)        (5,546)
  Other income (deductions) -- net..................................     (13,249)       (18,460)
                                                                      ----------     ----------
  Income before income taxes........................................     785,794        678,410
                                                                      ----------     ----------
  Income taxes (benefits) -- Current................................     177,896        218,969
                            -- Deferred.............................      35,742        (46,177)
                                                                      ----------     ----------
                                                                         213,638        172,792
                                                                      ----------     ----------
  Net income........................................................  $  572,156     $  505,618
                                                                       =========      =========
Earnings per common share:
  Net income........................................................  $     1.81     $     1.59
                                                                       =========      =========
  Cash dividends per common share...................................  $    0.115     $     0.10
                                                                       =========      =========
  Average shares outstanding........................................     315,898        317,456
                                                                      ----------     ----------

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED MARCH
                                                                                31,
                                                                    ---------------------------
                                                                       1995            1994
                                                                    -----------     -----------
Cash Flows From Operating Activities:
Net Income........................................................  $   572,156     $   505,618
                                                                    -----------     -----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Non-cash revenues, expenses, gains and losses included in
     income:
  Change in:
     General and life insurance reserves..........................    2,253,079       1,498,168
     Premiums and insurance balances receivable and
      payable -- net..............................................     (338,661)       (308,881)
     Reinsurance assets...........................................     (255,339)        (68,156)
     Deferred policy acquisition costs............................     (322,103)       (235,909)
     Investment income due and accrued............................       19,000          42,832
     Funds held under reinsurance treaties........................      (14,903)        (12,683)
     Other policyholders' funds...................................      104,195          77,211
     Current and deferred income taxes -- net.....................     (160,952)       (105,708)
     Reserve for commissions, expenses and taxes..................      101,494          89,298
     Other assets and liabilities -- net..........................      218,073        (250,143)
     Trade receivables and payables -- net........................    1,190,421         (10,230)
     Trading securities, at market value..........................   (1,016,172)        499,635
     Spot commodities, at market value............................     (254,932)       (144,233)
     Net unrealized gain on interest rate and currency swaps,
      options and forward transactions............................       55,657         (51,003)
     Securities purchased under agreements to resell..............     (258,812)        (33,809)
     Securities sold under agreements to repurchase...............      595,500         465,903
     Securities sold but not yet purchased........................      125,100         543,178
     Spot commodities sold but not yet purchased, at market
      value.......................................................      240,597          16,886
  Realized capital gains..........................................      (19,607)        (38,629)
  Equity in income of partially-owned companies and other invested
     assets.......................................................      (23,778)        (14,225)
  Depreciation expenses, principally flight equipment.............      169,833         128,396
  Change in cumulative translation adjustments....................       50,649          36,354
  Other -- net....................................................      (29,459)        (42,310)
                                                                    -----------     -----------
  Total Adjustments...............................................    2,428,880       2,081,942
                                                                    -----------     -----------
Net cash provided by operating activities.........................    3,001,036       2,587,560
                                                                    -----------     -----------

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    ---------------------------
                                                                       1995            1994
                                                                    -----------     -----------
Cash Flows From Investing Activities:
     Cost of fixed maturities, at amortized cost matured or
      redeemed....................................................      282,232         172,275
     Cost of bonds, at market sold................................    2,176,162       1,890,940
     Cost of bonds, at market matured or redeemed.................      586,441         325,552
     Cost of equity securities sold...............................      721,255         740,158
     Realized capital gains.......................................       19,607          38,629
     Purchases of fixed maturities................................   (5,495,622)     (3,334,783)
     Purchases of equity securities...............................     (735,976)     (1,001,703)
     Mortgage, policy and collateral loans granted................   (1,361,812)       (844,575)
     Repayments of mortgage, policy and collateral loans..........      187,525          98,756
     Sales of securities available for sale.......................      787,250         928,106
     Maturities of securities available for sale..................       97,155         208,200
     Purchases of securities available for sale...................   (1,038,941)     (1,798,121)
     Sales of flight equipment....................................       32,259          78,630
     Purchases of flight equipment................................   (1,060,024)       (789,817)
     Net additions to real estate and other fixed assets..........      (69,881)        (85,549)
     Sales or distributions of other invested assets..............       81,039          32,446
     Investments in other invested assets.........................     (165,512)       (143,809)
     Change in short-term investments.............................      472,394         114,104
     Investments in partially-owned companies.....................      (12,113)        (28,005)
                                                                    -----------     -----------
Net cash used in investing activities.............................   (4,496,562)     (3,398,566)
                                                                    -----------     -----------
Cash Flows From Financing Activities:
     Change in policyholders' contract deposits...................    1,358,595         954,941
     Change in deposits due to banks and other depositors.........      (13,707)         30,283
     Change in commercial paper...................................      504,670           3,508
     Proceeds from notes, bonds, loans and mortgages payable......    1,493,887       1,006,057
     Repayments on notes, bonds, loans and mortgages payable......   (1,728,006)       (428,292)
     Proceeds from guaranteed investment agreements...............      750,069         275,126
     Maturities of guaranteed investment agreements...............     (911,366)       (989,438)
     Proceeds from subsidiary company preferred stock issued......       98,486              --
     Proceeds from common stock issued............................        5,193           3,267
     Cash dividends to shareholders...............................      (36,329)        (31,766)
     Acquisition of treasury stock................................         (367)        (68,552)
                                                                    -----------     -----------
Net cash provided by financing activities.........................    1,521,125         755,134
                                                                    -----------     -----------
Change in cash....................................................       25,599         (55,872)
Cash at beginning of period.......................................       76,237         157,481
                                                                    -----------     -----------
Cash at end of period.............................................  $   101,836     $   101,609
                                                                     ==========      ==========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995

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

     (c) Supplemental cash flow information for the three month period ended March 31, 1995 and 1994 is as follows:

                                                                   1995         1994
                                                                 --------     --------
                                                                    (IN THOUSANDS)
        Income taxes paid......................................  $372,800     $276,300
        Interest paid..........................................  $256,100     $195,900

     (d) For further information, refer to the Form 10-K filing of AIG for the year ended December 31, 1994.

                       AMERICAN INTERNATIONAL GROUP, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONAL REVIEW

General Insurance Operations

General insurance operations for the three month periods ending March 31, 1995 and 1994 were as follows:

(in thousands)
- ------------------------------------------------------

                                 1995             1994
- ----------------------------------------------------------
Net premiums written:
  Domestic                    $1,954,500       $1,804,500
  Foreign                        924,500          816,800
- ----------------------------------------------------------
Total                         $2,879,000       $2,621,300
- ----------------------------------------------------------
Net premiums earned:
  Domestic                    $1,871,500       $1,683,700
  Foreign                        892,300          772,700
- ----------------------------------------------------------
Total                         $2,763,800       $2,456,400
- ----------------------------------------------------------
Adjusted underwriting
  profit (loss):
  Domestic                    $   (7,100)      $  (55,000)
  Foreign                         72,900           50,400
- ----------------------------------------------------------
Total                         $   65,800       $   (4,600)
- ----------------------------------------------------------
Net investment income:
  Domestic                    $  309,200       $  287,900
  Foreign                         70,500           66,200
- ----------------------------------------------------------
Total                         $  379,700       $  354,100
- ----------------------------------------------------------
Operating income before
  realized capital gains:
  Domestic                    $  302,100       $  232,900
  Foreign                        143,400          116,600
- ----------------------------------------------------------
Total                            445,500          349,500
Realized capital gains            24,400           20,100
- ----------------------------------------------------------
Operating income              $  469,900       $  369,600
- ----------------------------------------------------------

     During the first three months of 1995, the net premiums written and the net premiums earned in AIG's general insurance operations increased 9.8 percent and
12.5 percent, respectively, from those of 1994.

     The growth in net premiums written in the first three months of 1995 over the same period of 1994 resulted from a combination of several factors. Domestically, AIG continued to achieve general price increases in certain domestic commercial property and some specialty casualty markets, as well as growth in personal lines. Overseas, growth was achieved through price and volume increases. Foreign general insurance operations produced 32.1 percent of the general insurance net premiums written in this period of 1995 and 31.2 percent in the same period of 1994.

     During the first three months of 1995, the U.S. dollar declined in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, the translation of foreign net premiums written into U.S. dollars for the purposes of consolidation caused the increase in total net premiums written to be approximately one percentage point greater than it would have been if translated utilizing exchange rates prevailing in the first three months of 1994.

     Net premiums written are initially deferred and earned based upon the terms of the underlying policies. The net unearned premium reserve constitutes the deferred revenues which are generally earned ratably over the policy period. Thus, the net unearned premium reserve is not fully recognized as net premiums earned until the end of the policy period.

     The statutory general insurance ratios for the three month periods ended March 31, 1995 and 1994 were as follows:

- --------------------------------------------------------
                                        1995       1994
- --------------------------------------------------------
Domestic:
  Loss Ratio                            87.69      89.57
  Expense Ratio                         13.74      14.78
- --------------------------------------------------------
Combined Ratio                         101.43     104.35
- --------------------------------------------------------
Foreign:
  Loss Ratio                            59.30      60.75
  Expense Ratio                         32.11      32.08
- --------------------------------------------------------
Combined Ratio                          91.41      92.83
- --------------------------------------------------------
Consolidated:
  Loss Ratio                            78.52      80.50
  Expense Ratio                         19.64      20.17
- --------------------------------------------------------
Combined Ratio                          98.16     100.67
- --------------------------------------------------------

     In January 1995, the Kobe region of Japan suffered severe damage from an earthquake resulting in gross and net incurred losses approximating $73 million and $30 million, respectively.

     The Northridge earthquake which struck the Los Angeles area of California in January 1994, resulted in gross and net incurred losses of approximately $174 million and $55 million, respectively.

Although there were severe winter storms during the first quarter of 1994, AIG considered these as losses incurred in the ordinary course of business, not as catastrophes.

     If these catastrophes were excluded from each period's losses incurred, the pro forma consolidated statutory general insurance ratios would be as follows:

- ---------------------------------------------------------
                                       1995        1994
- ---------------------------------------------------------
Loss Ratio                             77.43       78.26
Expense Ratio                          19.64       20.17
- ---------------------------------------------------------
Combined Ratio                         97.07       98.43
- ---------------------------------------------------------

     The maintenance of the pro forma statutory combined ratio in each period at a level below 100 is a result of the profitability of AIG's foreign general insurance operations and AIG's emphasis on maintaining its disciplined underwriting within the continued overall competitiveness of the domestic market environment as well as AIG's expense control.

     Adjusted underwriting profit or loss (operating income less net investment income and realized capital gains) represents statutory underwriting profit or loss adjusted primarily for changes in deferred acquisition costs. The adjusted underwriting profit in the first three months of 1995 was $65.8 million compared to an adjusted underwriting loss of $4.6 million recorded in the same period of 1994.

     Included in each of these results was the net impact of the aforementioned catastrophes of $30 million and $55 million in 1995 and 1994, respectively. Excluding the effects of the catastrophes, the general insurance operations would also have shown improvement in the first three months of 1995 when compared to the same period of 1994. This improvement is a result of a strategy implemented several years ago. That is, AIG withdrew from certain classes of domestic business, primarily agency lines and certain segments of workers' compensation business. At that time, AIG had determined that the returns on capital or equity allocated to such classes were deemed unacceptable. AIG's objective continues to be disciplined underwriting, especially in the domestic primary casualty market, and AIG does not seek net premium growth where rates do not adequately reflect its assessment of exposures.

     General insurance net investment income in the first three months of 1995 increased 7.2 percent when compared to the same period of 1994. The growth in net investment income was primarily attributable to new cash flow for investment. The new cash flow was generated from general insurance operating net cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     General insurance realized capital gains were $24.4 million in the first three months of 1995, and $20.1 million in the same period of 1994. These realized gains resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale and trading fixed maturities as well as redemptions of fixed maturities.

     General insurance operating income in the first three months of 1995 increased 27.2 percent when compared to the same period of 1994. The contribution of general insurance operating income to income before income taxes was 59.8 percent in the first three months of 1995 compared to 54.5 percent in the same period of 1994.

     A period to period comparison of operating income is significantly influenced by the catastrophe losses in any one year as well as the volatility from one year to the next in realized capital gains. Adjusting each year to exclude the effects of both catastrophe losses and realized capital gains, operating income would have increased by 17.6 percent in 1995. The increase in the growth rate in the first three months of 1995 over the same period of 1994 after the aforementioned adjustments was a result of the increased net investment income and improvement in adjusted underwriting results.

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

     AIG's general reinsurance assets resulting from its reinsurance arrangements amounted to $16.54 bil-lion at March 31, 1995. A credit exposure exists with respect to reinsurance recoverable when under the terms of the reinsurance arrangements any reinsurer may not be able to reimburse AIG. With respect to its reinsurance relationships, AIG manages its credit risk by transacting with reinsurers that it considers financially sound; and, when necessary, AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods. The application of this collateral against balances due or any changes to the amount of collateral are based on the development of losses recoverable on an individual reinsurer basis. This development includes losses incurred but not reported (IBNR). At December 31, 1994, approximately 59 percent of reinsurance recoverable is from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances are collateralized. The remaining 41 percent of the reinsurance recoverable is from authorized reinsurers and over 90 percent of such balances are from reinsurers rated A- (excellent) or better, as rated by A.M. Best. Through March 31, 1995, these distribution percentages have not significantly changed. The A.M. Best rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness.

     AIG's provision for estimated unrecoverable reinsurance has not significantly changed from December 31, 1994. AIG has been largely successful in its prior recovery efforts and has no significant reinsurance recoverables from any individual reinsurer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

     AIG's Reinsurance Security Department conducts ongoing detailed assessments of the reinsurance markets and current and potential reinsurers both foreign and domestic. Such assessments include, but are not limited to, identifying if a reinsurer is appropriately licensed, whether a reinsurer has sufficient financial capacity and the local economic environment in which a foreign reinsurer operates. This department also reviews the nature of the risks ceded and the need for collateral. In addition, AIG's Credit Risk Committee reviews the credit limits for and concentrations with any one reinsurer.

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

     At March 31, 1995, the consolidated general reinsurance assets of $16.54 billion include reinsurance recoverables for (i) paid losses and loss expenses of $1.28 billion and (ii) the ceded reserve for losses and loss expenses, including losses and loss expenses incurred but not reported (ceded reserves) of $13.29 billion. The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently. It is AIG's belief that the ceded reserves at March 31, 1995 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

     At March 31, 1995, general insurance reserves for losses and loss expenses (loss reserves) amounted to $32.09 billion, an increase of $657.4 million or 2.1 percent over the prior year end. General insurance net loss reserves represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses, reduced by reinsurance recoverable net of an allowance for unrecoverable reinsurance and minor amounts of discounting related to certain workers' compensation claims. The net loss reserves increased $385.2 million or
2.1 percent to $18.80 billion. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at March 31, 1995. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on such future results of operations.

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

     In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims. Such develop-ment will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by changes in Superfund and waste dump site coverage issues. Additional liabilities could emerge for amounts in excess of the current reserves held. Although this emergence cannot now be reasonably estimated, it could have a material adverse impact on AIG's future operating results. The reserves carried for these claims at March 31, 1995 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. (See the previous discussion on reinsurance collectibility herein.)

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

     The estimated gross and net IBNR with respect to asbestos and environmental claims were $170 million and $40 million at March 31, 1995 and $150 million and $30 million at December 31, 1994.

     A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at March 31, 1995 and 1994 was as follows:

(in millions)
- ------------------------------------------------------

                               1995               1994
                          ---------------    -------------
                          GROSS     NET      Gross     Net
- --------------------------------------------------------------
Asbestos:
Reserve for losses and
  loss expenses at
  beginning of period    $  686.0  $130.2   $  656.0  $116.7
Losses and loss
  expenses incurred          17.7     6.8        5.9    11.0
Losses and loss
  expenses paid             (36.1)   (7.0)     (30.3)   (8.4)
- --------------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period              $  667.6  $130.0   $  631.6  $119.3
- --------------------------------------------------------------
Environmental:
Reserve for losses and
  loss expenses at
  beginning of period    $  728.1  $200.1   $  684.8  $191.5
Losses and loss
  expenses incurred          89.8    38.7       27.4    18.2
Losses and loss
  expenses paid             (34.0)  (13.9)     (17.7)   (8.7)
- --------------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period              $  783.9  $224.9   $  694.5  $201.0
- --------------------------------------------------------------
Combined:
Reserve for losses and
  loss expenses at
  beginning of period    $1,414.1  $330.3   $1,340.8  $308.2
Losses and loss
  expenses incurred         107.5    45.5       33.3    29.2
Losses and loss
  expenses paid             (70.1)  (20.9)     (48.0)  (17.1)
- --------------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period              $1,451.5  $354.9   $1,326.1  $320.3
- --------------------------------------------------------------

     A summary of asbestos and
environmental claims count activity
for the three month periods ended
March 31, 1995 and 1994 were as
follows:

- --------------------------------------------------------------------------------------------------------------------------
                                                        1995                                        1994
                                         ----------------------------------          -------------------------------------
                                        ASBESTOS    ENVIRONMENTAL    COMBINED       Asbestos    Environmental    Combined
- -------------------------------------------------------------------------------------------------------------------------
Claims at beginning of period             5,947         16,223        22,170          5,522         16,661        22,183
Claims during period:
  Opened                                    303            914         1,217            338            919         1,257
  Settled                                   (48)          (149)         (197)           (25)          (124)         (149)
  Dismissed or otherwise resolved          (141)          (285)         (426)          (299)        (1,407)       (1,706)
- -------------------------------------------------------------------------------------------------------------------------
Claims at end of period                   6,061         16,703        22,764          5,536         16,049        21,585
- -------------------------------------------------------------------------------------------------------------------------

     The average cost per claim settled, dismissed or otherwise resolved for the three month periods ended March 31, 1995 and 1994 was as follows:

- ------------------------------------------------------

                           1995                  1994
                      ---------------       --------------
                      GROSS      NET        Gross     Net
- -----------------------------------------------------------
Asbestos             $191,000  $37,000     $93,500  $25,900
Environmental          78,300   32,000      11,600    5,700
Combined              112,500   33,500      25,900    9,200
- -----------------------------------------------------------

     Recently, an insurance rating agency developed a survival ratio to measure the number of years it would take a company to exhaust both its asbestos and environmental reserves for losses and loss expenses based on that company's current level of asbestos and environmental claims payments. The higher the ratio, the more years the reserves for losses and loss expenses cover these claims payments. These ratios are computed based on the respective ending reserves for losses and loss expenses over the respective claims settlements during the fiscal year. Such payments include indemnity payments and legal and loss adjustment payments. It should be noted, however, that this is an extremely simplistic approach to measuring asbestos and environmental reserve levels. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided have significant impact on the amount of asbestos and environmental losses and loss expense reserves, ultimate payments thereof and the resultant ratio. In addition to the study published by that insurance rating agency, another published study projected significantly lower ultimate costs for toxic waste cleanups for the insurance industry.

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

     Accordingly, AIG's annualized survival ratios for involuntary asbestos and environmental claims, separately and combined, were estimated as follows for the three month periods ended March 31, 1995 and 1994:

- ------------------------------------------------------

                              1995              1994
                          -----------       -----------
                          GROSS    NET      Gross    Net
- ----------------------------------------------------------
Involuntary survival
  ratios:
  Asbestos                 4.6     4.6       5.2     3.6
  Environmental           12.0     9.1      10.3     7.0
  Combined                 7.3     7.0       7.2     5.3
- ----------------------------------------------------------

     AIG's operations are negatively impacted under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company's future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments, net of credits for 1994 was $48.2 million. Based upon current information, AIG does not anticipate that its net assessment will be significantly different in 1995. Also, AIG is required to participate in various involuntary pools (principally workers' compensation business) which provide insurance coverage for those not able to obtain such coverage in the voluntary markets. This participation is also recorded upon notification, as these amounts cannot reasonably be estimated.

Life Insurance Operations

Life insurance operations for the three months ended March 31, 1995 and 1994 were as follows:

(in thousands)
- ------------------------------------------------------

                                1995             1994
- ---------------------------------------------------------
Premium income:
  Domestic                  $    119,600     $     98,800
  Foreign                      1,670,100        1,396,300
- ---------------------------------------------------------
Total                       $  1,789,700     $  1,495,100
- ---------------------------------------------------------
Net investment income:
  Domestic                  $    189,500     $    140,200
  Foreign                        312,900          267,800
- ---------------------------------------------------------
Total                       $    502,400     $    408,000
- ---------------------------------------------------------
Operating income before
  realized capital gains:
  Domestic                  $     12,500     $      8,300
  Foreign                        221,100          186,100
- ---------------------------------------------------------
Total                       $    233,600     $    194,400
Realized capital gains             2,900           28,700
- ---------------------------------------------------------
Operating income            $    236,500     $    223,100
- ---------------------------------------------------------
Life insurance in-force:
  Domestic                  $ 48,250,400     $ 33,293,700
  Foreign                    332,773,000      249,034,900
- ---------------------------------------------------------
Total                       $381,023,400     $282,328,600
- ---------------------------------------------------------

     AIG's life insurance operations continued to show growth as a result of overseas operations, particularly in Asia. AIG's life premium income in the first three months of 1995 increased 19.7 percent over the same period in 1994. Foreign life operations produced 93.3 percent and 93.4 percent of the life premium income in 1995 and 1994, respectively.

     As previously discussed, the U.S. dollar declined in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, the translation of foreign life premium income into U.S. dollars for purposes of consolidation caused the increase in total premium income to be approximately four percentage points greater than it would have been if translated utilizing exchange rates prevailing in the first three months of 1994.

     Life insurance net investment income increased 23.1 percent in the first three months of 1995 over the same period in 1994. The growth in net investment income was primarily attributable to new cash flow for investment. The new cash flow was generated from life insurance operating net cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     The growth in the premium income of the domestic life segment primarily resulted from the renewal of risk bearing premium related to corporate-owned life insurance products. Additionally, the interest income earned on the policy loans associated with these products caused domestic investment income to increase significantly.

     The traditional life products, such as whole and term life and endowments, were the major contributors to the growth in foreign premium income and investment income, particularly in Asia, and continue to be the primary source of growth in the life segment. A mixture of traditional, accident and health and financial products are being sold in Japan.

     Life insurance realized capital gains were $2.9 million in the first three months of 1995 and $28.7 million in the same period of 1994. These realized gains resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities and redemptions of fixed maturities.

     Life insurance operating income in the first three months of 1995 increased
6.0 percent to $236.5 million from $223.1 million in the same period of 1994. Excluding realized capital gains from life insurance operating income, the percent increase would be 20.1 percent in 1995. The contribution of life insurance operating income to income before income taxes amounted to 30.1 percent in 1995 compared to 32.9 percent in 1994. The decline in the percent contribution of life insurance operating income to income before taxes was the result of significantly less realized capital gains in 1995.

     The risks associated with the traditional life and accident and health products are underwriting risk and investment risk. The risk associated with the financial and investment contract products is investment risk.

     Underwriting risk represents the exposure to loss resulting from the actual policy experience adversely emerging in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses. AIG's life companies limit their maximum underwriting exposure on traditional life insurance of a single life to approximately $1.5 million of coverage by using yearly renewable term reinsurance. The life insurance operations have not entered into assumption reinsurance transactions or surplus relief transactions during the twelve month and three month periods ended December 31, 1994 and March 31, 1995, respectively.

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

     The asset-liability relationship is appropriately managed in AIG's foreign operations, even though certain territories lack qualified long-term investments or there are investment restrictions imposed by the local regulatory authorities. For example, in Japan and several Southeast Asia territories, the duration of the investments is often for a shorter period than the effective maturity of such policy liabilities. Therefore, there is a risk that the reinvestment of the proceeds at the maturity of the investments may be at a yield below that of the interest required for the accretion of the policy liabilities. At December 31, 1994, the average duration of the Japanese investment portfolio was 5.0 years, while the related Japanese policy liabilities were estimated to be 11.5 years. These durations have not significantly changed during 1995. To maintain an adequate yield to manage the interest required over the duration of the liabilities, constant management focus is required to reinvest the proceeds of the maturing securities without sacrificing investment quality. To the extent permitted under local regulation and to manage more closely both duration and the required yield, AIG may invest in qualified longer-term securities outside Japan. AIG is able to manage any asset-liability duration difference through maintenance of sufficient global liquidity and to support any operational shortfall through its international financial network. Domestically, the asset-liability management process is appropriately functioning as there are investments available to match the duration and the required yield. (See also the discussion under "Liquidity" herein.)

     AIG uses asset-liability management as a tool to determine the composition of the invested assets and marketing strategies. As a part of these strategies, AIG may determine that it is economically advantageous to be temporarily in an unmatched position due to an anticipated interest rate change or other economic changes.

Agency and Service Fee Operations

Agency and service fee operating income in the three months ended March 31, 1995 and 1994 was $16.6 million and $15.6 million, respectively. This was an increase of 6.3 percent. The increase in 1995 was due to increased commission revenue in certain of AIG's managing general agencies. Agency and service fee operating income contributed 2.1 percent to AIG's income before income taxes in 1995 compared to 2.3 percent in 1994.

Financial Services Operations

Financial services operations for the three months ended March 31, 1995 and 1994 were as follows:

(in thousands)
- ------------------------------------------------------

                                     1995         1994
- ------------------------------------------------------
Revenues:
International Lease Finance Corp.  $303,700     $232,900
AIG Financial Products Corp.*        44,500       69,100
AIG Trading Group Inc.*              62,700       45,700
Other                                87,500       56,500
- ------------------------------------------------------
Total                              $498,400     $404,200
- ------------------------------------------------------
Operating income:
International Lease Finance Corp.  $ 58,700     $ 57,900
AIG Financial Products Corp.         22,400       33,600
AIG Trading Group Inc.                9,500        7,600
Other, including intercompany
  adjustments                       (15,100)      (2,000)
- ------------------------------------------------------
Total                              $ 75,500     $ 97,100
- ------------------------------------------------------

* Represents net trading revenues.

     Financial services operating income decreased 22.2 percent in the first three months of 1995 over the same period in 1994. The financial services operating income in 1995 decreased as a result of the declines in the operating income of AIG Financial Products Corp. and its subsidiaries (AIGFP) and other minor AIG financial services operations.

     AIGFP participates in the derivatives dealer market conducting, as principal, an interest rate, currency and equity derivative products business which includes long-dated transactions. AIGFP also enters into guaranteed investment agreements.

AIGFP's revenues and operating income in the first three months of 1995 were less than those for the same period of 1994. These declines resulted from fewer transactions being closed in 1995 than in 1994. Current and past performance may not provide a basis for predicting future performance. AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than from speculative transactions. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein.)

     International Lease Finance Corporation (ILFC) primarily engages in the acquisition of new and used commercial jet aircraft and the leasing and sale of such aircraft to airlines around the world. ILFC derives a substantial portion of its revenues from its leasing operations and is also engaged in the remarketing of commercial jets to and for airlines and financial institutions. As a result of the rising interest rate environment during 1994, ILFC's weighted average interest with respect to its borrowings increased during the first three months of 1995 when compared to 1994. Although the increase in interest expense had some impact on ILFC's current lease margins, it is not anticipated that the aforementioned rise in interest rates will have any significant impact on future operating income as lease margins generally lag rising interest rates. Accordingly, ILFC has negotiated appropriate lease rates on any new contracts. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     ILFC is exposed to loss through non-performance of aircraft lessees, through owning aircraft which it would be unable to lease or re-lease at acceptable rates or sell at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At March 31, 1995, only 2 of 282 aircraft owned were not leased. At May 1, 1995, one has been leased; the other is expected to be sold. All other aircraft remain leased. Currently, 75 percent of the fleet is leased to foreign carriers which produces approximately the same percent of ILFC's rental revenues. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     AIG Trading Group Inc. and its subsidiaries (AIGTG), derive a substantial portion of their revenues from market making and trading activities, as principals, in foreign exchange, interest rates, precious and base metals, petroleum and natural gas. AIGTG's operating income increased as a result of volatility in 1995 relative to 1994 in the markets in which AIGTG participates. (See also the discussions under "Liquidity" and "Derivatives" herein.)

     Financial services operating income represented 9.6 percent of AIG's income before income taxes in the first three months of 1995. This compares to 14.3 percent in 1994.

Other Operations

In the first three months of 1995, AIG's equity in income of minority-owned insurance operations was $17.7 million compared to $7.3 million in the same period of 1994. The equity interest in insurance companies represented 2.3 percent of income before income taxes in 1995, compared to 1.1 percent in 1994.

     Other realized capital losses amounted to $7.7 million and $10.2 million in the first three months of 1995 and 1994, respectively.

     Minority interest represents minority shareholders' equity in income of certain consolidated subsidiaries. In the first three months of 1995, minority interest amounted to $9.4 million compared to $5.5 million for the same period of 1994.

     Other income (deductions) -- net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially-owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In the first three months of 1995 and 1994, net deductions amounted to $13.2 million and $18.5 million, respectively.

     Income before income taxes amounted to $785.8 million during the first three months of 1995 and $678.4 million in 1994.

     In the first three months of 1995, AIG recorded a provision for income taxes of $213.6 million compared to the provision of $172.8 million in the same period of 1994. These provisions represent effective tax rates of 27.2 percent in 1995 and 25.5 percent in 1994.

     Net income amounted to $572.2 million in the first three months of 1995 and $505.6 million in the same period of 1994.

CAPITAL RESOURCES

At March 31, 1995 and December 31, 1994, AIG had total capital funds of $17.05 billion and $16.42 billion, respectively and total borrowings of $17.63 billion and $17.52 billion, respectively.

     Total borrowings at March 31, 1995 and December 31, 1994 were as follows:

(in thousands)
- ------------------------------------------------------

                                 1995            1994
- ------------------------------------------------------
Borrowings under Obligations
  of
  Guaranteed Investment
  Agreements
  (GIA) -- AIGFP              $ 5,374,000     $ 5,535,300
- ------------------------------------------------------
Commercial Paper:
  Funding                       1,491,200       1,211,300
  ILFC                          2,164,900*      1,960,600*
  AICCO                           609,700         617,700
  AIGFP                            28,400              --
- ------------------------------------------------------
  Total                         4,294,200       3,789,600
- ------------------------------------------------------
Medium Term Notes:
  ILFC                          2,233,500*      1,999,500*
  AIG                             148,000         155,000
- ------------------------------------------------------
  Total                         2,381,500       2,154,500
- ------------------------------------------------------
Notes and Bonds Payable:
  ILFC                          3,150,000*      2,950,000*
  AIGFP                         1,029,100       1,048,100
  AIG: Lire bonds                 159,100         159,100
     Zero coupon notes             67,600          65,800
- ------------------------------------------------------
  Total                         4,405,800       4,223,000
- ------------------------------------------------------
Loans and Mortgages Payable:
  AIGTG                           102,400         890,800
  ILFC                            805,700*        678,600*
  AIG                             267,000         247,700
- ------------------------------------------------------
  Total                         1,175,100       1,817,100
- ------------------------------------------------------
Total Borrowings               17,630,600      17,519,500
- ------------------------------------------------------
Borrowings not guaranteed by
  AIG                           8,354,100       7,588,700
Matched GIA borrowings          5,374,000       5,535,300
- ------------------------------------------------------
                               13,728,100      13,124,000
- ------------------------------------------------------
Remaining borrowings of AIG   $ 3,902,500     $ 4,395,500
- ------------------------------------------------------

*AIG does not guarantee or support these borrowings.

     GIAs usually serve as the primary source of proceeds for AIGFP's investments in a diversified portfolio of securities and derivative transactions. (See also the discussions under "Operational Review", "Liquidity" and "Derivatives" herein.)

     AIG Funding, Inc. (Funding), through the issuance of commercial paper, fulfills the short-term cash requirements of AIG and its subsidiaries. Funding intends to continue to meet AIG's funding requirements through the issuance of commercial paper guaranteed by AIG. This issuance of commercial paper is subject to the approval of AIG's Board of Directors. ILFC, A.I. Credit Corp. (AICCO) and AIGFP issue commercial paper for the funding of their own operations. AIG does not guarantee AICCO's or ILFC's commercial paper. However, AIG has entered into an agreement in support of AICCO's commercial paper. AIG guarantees AIGFP's commercial paper. (See also the discussion under "Derivatives" herein.)

     During 1994, AIG and Funding entered into two syndicated revolving credit facilities (the Facilities) aggregating $1 billion. The Facilities consist of a $500 million 364 day revolving credit facility and a $500 million five year revolving credit facility. The Facilities represent a consolidation of domestic and international bilateral lines of credit and can be used for general corporate purposes. The Facilities also provide backup for AIG's commercial paper programs administered by Funding. At March 31, 1995, there were no borrowings outstanding under either of the Facilities, nor were any borrowings outstanding during the first three months of 1995.

     During the first three months of 1995, ILFC increased the aggregate principal amount outstanding of its medium term and term notes to $5.38 billion at March 31, 1995, a net increase of $434.0 million. At March 31, 1995, ILFC had approximately $1.0 billion in aggregate principal amount of debt securities registered for issuance from time to time. The cash used to purchase flight equipment is derived primarily from the proceeds of ILFC's debt financing. The primary sources for the repayment of this debt and the interest expense thereon are the lease receipts received and proceeds from the sale of flight equipment. During the first three months of 1995, ILFC obtained net financing of approximately $770 million and sold $100 million of Market Auction Preferred Stock (MAPS) in February, 1995. These proceeds were used for the acquisition of flight equipment costing $1.06 billion. Additional funds were provided by operating cash flow and the sale of flight equipment. (See also the discussions under "Operational Review" and "Liquidity" herein.)

     During the first three months of 1995, AIG did not issue any medium term notes and $7.0 million of previously issued notes matured. At March 31, 1995, AIG had $247.0 million in aggregate principal amount of debt securities registered for issuance from time to time. (See also the discussion under "Derivatives" herein.)

     AIG's capital funds have increased $625.0 million in the first three months of 1995. Unrealized appreciation of investments, net of taxes, increased $41.0 million, primarily resulting from the stability of domestic interest rates and its effect on the market values of bonds worldwide. As a result of adopting Financial Accounting Standards No. 115 "Accounting for Certain Investments on Debt and Equity Securities", unrealized appreciation of investments, net of taxes, is now subject to increased volatility resulting from the changes in the market value of bonds available for sale. The cumulative translation adjustment loss, net of taxes, decreased $44.9 million as a result of the general weakness of the U.S. dollar against most major currencies. Retained earnings increased $535.8 million, resulting from net income less dividends.

     Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At March 31, 1995, there were no significant statutory or regulatory issues which would impair AIG's financial condition, results of operations or liquidity. (See also the discussion under "Liquidity" herein.)

LIQUIDITY

At March 31, 1995, AIG's consolidated invested assets included approximately $2.10 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first three months of 1995 amounted to approximately $3.00 billion.

     Management believes that AIG's liquid assets, its net cash provided by operations, and access to the capital markets will enable it to meet any foreseeable cash requirements.

     AIG's liquidity is primarily derived from the operating cash flows of its general and life insurance operations.

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance pretax operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG's insurance operations generated approximately $2.5 billion in pretax cash flow during the first three months of 1995. Cash flow includes periodic premium collections, including policyholders' contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits, acquisition and operating expenses paid. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance investment operations generated approximately $900 million in investment income cash flow during the first three months of 1995. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains.

     The combined insurance pretax operating cash flow coupled with the cash and short-term investments of $1.70 billion provided the insurance operations with a significant amount of liquidity. This liquidity is available to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy and collateral and guaranteed loans. With this liquidity coupled with proceeds of approximately $3.9 billion from the maturities, sales and redemptions of fixed income securities and from the sales of marketable equity securities, AIG purchased approximately $6.2 billion of fixed income securities and marketable equity securities and granted $1.2 billion of mortgage loans on real estate, policy and collateral loans during the first three months of 1995.

     During 1995, AIG expects to receive approximately $1 billion for the redemption of held to maturity municipal bonds. During the first three months of 1995, approximately $250 million of these securities were redeemed. Prior to redemption, the yield on these bonds approximates 8 percent. The current estimate of the yield on the reinvestment of the proceeds in bonds with similar characteristics would approximate 6.0 percent. AIG does not anticipate that these redemptions will have a significant effect on AIG's general investment income, operations, financial condition or liquidity.

     The following table is a summary of AIG's invested assets by significant segment, including investment income due and accrued and real estate, at March 31, 1995 and December 31, 1994:

(dollars in thousands)
- --------------------------------------------------------------------------------

                                                          MARCH 31, 1995                          December 31, 1994
                                                     -----------------------                   -----------------------
                                                     INVESTED         PERCENT                  Invested         Percent
                                                      ASSETS          OF TOTAL                  Assets          of Total
- -------------------------------------------------------------------------------------------------------------------------
General insurance                                   $24,351,200           27.6%               $23,873,000           30.2%
Life insurance                                       29,501,400           33.4                 26,690,100           33.8
Financial services                                   33,982,700           38.5                 27,920,300           35.4
Other                                                   476,800            0.5                    491,500            0.6
- -------------------------------------------------------------------------------------------------------------------------
Total                                               $88,312,100          100.0%               $78,974,900          100.0%
- -------------------------------------------------------------------------------------------------------------------------

     The following tables summarize the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at March 31, 1995 and December 31, 1994:

(dollars in thousands)
- --------------------------------------------------------------------------------

                                                                                                       PERCENT DISTRIBUTION
                                                                                          PERCENT       ------------------
             MARCH 31, 1995                 GENERAL          LIFE            TOTAL        OF TOTAL     DOMESTIC     FOREIGN
- ----------------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
  Available for sale, at market value(a)  $ 5,286,900     $18,745,300     $24,032,200         44.6%        31.8%       68.2%
  Held to maturity, at amortized cost(b)   14,146,900         --           14,146,900         26.3        100.0       --
Equity securities, at market value(c)       2,554,100       2,150,900       4,705,000          8.7         28.1        71.9
Mortgage loans on real estate, policy
  and
  collateral loans                             30,600       5,647,900       5,678,500         10.5         50.5        49.5
Short-term investments, including time
  deposits, and cash                          716,800         982,900       1,699,700          3.2         20.1        79.9
Real estate                                   346,000         669,000       1,015,000          1.9         17.8        82.2
Investment income due and accrued             429,100         468,000         897,100          1.7         53.8        46.2
Other invested assets                         840,800         837,400       1,678,200          3.1         51.8        48.2
- ----------------------------------------------------------------------------------------------------------------------------
Total                                     $24,351,200     $29,501,400     $53,852,600        100.0%        51.7%       48.3%
- ----------------------------------------------------------------------------------------------------------------------------

(a)Includes $178,400 of bonds trading securities, at market value.
(b)Includes $437,600 of preferred stock, at amortized cost.
(c)Includes $55,000 of preferred stock, at market value.

(dollars in thousands)
- --------------------------------------------------------------------------------

                                                                                                       Percent Distribution
                                                                                          Percent       ------------------
           December 31, 1994                General          Life            Total        of Total     Domestic     Foreign
- ----------------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
  Available for sale, at market value(a)  $ 4,995,800     $16,890,700     $21,886,500         43.3%        32.2%       67.8%
  Held to maturity, at amortized cost(b)   13,454,300              --      13,454,300         26.6        100.0          --
Equity securities, at market value(c)       2,799,700       2,090,400       4,890,100          9.7         30.4        69.6
Mortgage loans on real estate, policy
  and
  collateral loans                             27,700       4,534,600       4,562,300          9.0         43.1        56.9
Short-term investments, including time
  deposits, and cash                          954,900       1,213,000       2,167,900          4.3         27.6        72.4
Real estate                                   364,100         648,900       1,013,000          2.0         18.0        82.0
Investment income due and accrued             446,700         471,300         918,000          1.8         57.5        42.5
Other invested assets                         829,800         841,200       1,671,000          3.3         50.9        49.1
- ----------------------------------------------------------------------------------------------------------------------------
Total                                     $23,873,000     $26,690,100     $50,563,100        100.0%        51.7%       48.3%
- ----------------------------------------------------------------------------------------------------------------------------

(a)Includes $164,000 of bonds trading securities, at market value.
(b)Includes $412,500 of preferred stock, at amortized cost.
(c)Includes $61,900 of preferred stock, at market value.

     With respect to fixed maturities, AIG's strategy is to invest in high quality securities while maintaining diversification to avoid significant exposure to issuer, industry and/or country concentrations.

     At March 31, 1995, approximately 57 percent of the fixed maturity investments were domestic securities. Approximately 42 percent of such domestic securities were rated AAA, approximately 4 percent were below investment grade and approximately 2 percent were not rated.

     A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Stan-dard & Poor's (S&P) or similar foreign services. However, similar credit quality rating services are not available in all overseas locations. Thus, AIG annually reviews the credit quality of the nonrated fixed income investments, including mortgages, in its foreign portfolio. AIG applies a scale similar to that of Moody's and S&P to the rating of these securities. Coupling the ratings of this internal review with those of the independent agencies indicates that approximately 42 percent of the foreign fixed income investments were rated AAA, less than one percent were deemed below investment grade and approximately 4 percent were not rated at December 31, 1994. These percent distributions have not significantly changed at March 31, 1995.

     Although AIG's fixed income insurance portfolios contain only minor amounts of securities below investment grade, potentially any fixed income security is subject to downgrade for a variety of reasons subsequent to any balance sheet date. There have been no significant downgrades as at May 1, 1995.

     At March 31, 1995, approximately 5 percent of the fixed maturities portfolio were Collateralized Mortgage Obligations (CMOs). All of the CMOs were investment grade and approximately 86 percent of the CMOs were backed by various U.S. government agencies. Thus, credit risk was minimal. CMOs are exposed to interest rate risk as the duration and ultimate realized yield would be affected by the accelerated prepayments of the underlying mortgages. There were no interest only or principal only CMOs.

     When permitted by regulatory authorities and when deemed necessary to protect insurance assets, including invested assets, from currency risk and interest rate risk, AIG and its insurance subsidiaries enter into derivative transactions as end users. To date, such activities have been minor. (See also the discussion under "Derivatives" herein.)

     Short-term investments represent amounts invested in various internal and external money market funds, time deposits and cash. The $468.2 million reduction in short-term investments and cash since December 31, 1994 resulted from the redeployment of funds to purchase fixed maturities both domestically and overseas.

     Mortgage loans on real estate, policy, collateral and guaranteed loans comprised 10.5 percent of AIG's insurance invested assets at March 31, 1995. AIG's insurance holdings of real estate mortgages amounted to $1.80 billion of which 31.8 percent was domestic. At March 31, 1995, no domestic mortgages and only a nominal amount of foreign mortgages were in default. At March 31, 1995, AIG's insurance holdings of collateral loans amounted to $684.1 million, all of which were foreign. It is AIG's practice to maintain a maximum loan to value ratio of 75 percent at loan origination. AIG's policy loans increased from $2.23 billion at December 31, 1994 to $3.19 billion at March 31, 1995, with $900 million of this increase relating to the domestic corporate-owned life insurance product.

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

     The following table is a summary of the composition of AIG's financial services invested assets at March 31, 1995 and December 31, 1994. (See also the discussions under "Operational Review," "Capital Resources" and "Derivatives" herein.)

(dollars in thousands)
- --------------------------------------------------------------------------------

                                                                  MARCH 31, 1995                 December 31, 1994
                                                             -----------------------          -----------------------
                                                             INVESTED         PERCENT         Invested         Percent
                                                              ASSETS          OF TOTAL          Asset          of Total
- -----------------------------------------------------------------------------------------------------------------
Flight equipment primarily under operating leases, net of
  accumulated depreciation                                  $11,645,900          34.3%       $10,723,500          38.4%
Unrealized gain on interest rate and currency swaps,
  options and forward transactions                            6,716,200          19.8          4,650,700          16.7
Securities available for sale, at market value                3,951,200          11.6          3,796,800          13.6
Trading securities, at market value                           3,499,800          10.3          2,483,600           8.9
Securities purchased under agreements to resell, at
  contract value                                              1,468,200           4.3          1,209,400           4.3
Trade receivables                                             3,934,300          11.6          2,629,700           9.4
Spot commodities, at market value                             1,171,800           3.4            916,800           3.3
Other, including short-term investments                       1,595,300           4.7          1,509,800           5.4
- -----------------------------------------------------------------------------------------------------------------
Total                                                       $33,982,700         100.0%       $27,920,300         100.0%
- -----------------------------------------------------------------------------------------------------------------

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financing. The primary sources for the repayment of this debt and the interest expense thereon are the lease receipts received and proceeds from the sale of flight equipment. During the first three months of 1995, ILFC obtained net financing of approximately $770 million and proceeds of $100 million from the sale of MAPS for the acquisition of flight equipment costing $1.06 billion. Additional funds were provided by operating cash flow and the sale of flight equipment.

     AIGFP's derivative transactions are carried at market value or at estimated fair value when market prices are not readily available. These values represent assessments of the present value of expected future cash flows. The recorded values of these transactions may be less than the values that might be realized, if AIGFP were to sell or close out the transactions prior to maturity. AIGFP reduces its economic risk exposure through similarly valued offsetting transactions including swaps, trading securities, forwards and futures. AIG believes that the impact of such limited liquidity would not be significant to AIG's financial condition or its overall liquidity. (See also the discussion under "Derivatives" herein.)

     Securities available for sale, at market value and securities purchased under agreements to resell are purchased with the proceeds of AIGFP's GIA financings and other long and short term borrowings. As the GIA and term borrowings combined net balances have declined since December 31, 1994, the proceeds from the disposal of securities available for sale and securities purchased under agreements to resell have been used to fund the maturing GIAs. (See also the discussion under "Capital Resources" herein.)

     Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At March 31, 1995, the average credit rating to this portfolio was AA as determined through rating agencies or internal review. There were no securities deemed below investment grade. There have been no significant downgrades through May 1, 1995. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP generally takes possession of securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

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

     Derivatives are generally either negotiated over the counter contracts or standardized contracts executed on an exchange. Standardized exchange traded derivatives include futures and options which can be readily bought or sold over recognized security exchanges and settled through such clearing houses. Negotiated over the counter derivatives include forwards, swaps and options. Over the counter derivatives are generally not traded like exchange traded securities. However, in the normal course of business, with the agreement of the original counterparty, these contracts may be terminated or assigned to another counterparty.

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

     AIGTG attempts to secure reliable current market prices, such as published prices or third party quotes, to value its derivatives. Where such prices are not available, AIGTG uses an internal methodology which includes interpolation or extrapolation from verifiable prices nearest to the dates of the transactions. The methodology may reflect interest and exchange rates, volatility rates and other relevant factors.

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

     The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at March 31, 1995 were as follows:

(in thousands)
- ------------------------------------------------------------

                         GROSS        GROSS       BALANCE
                       UNREALIZED   UNREALIZED     SHEET
                         GAINS        LOSSES       AMOUNT
- -----------------------------------------------------------
Securities
  available for
  sale, at market
  value                $  240,600   $  236,800   $3,951,200
Unrealized
  gain/loss on
  interest rate and
  currency swaps,
  options and
  forward
  transactions          6,716,200    5,780,600           --
Trading securities,
  at market value              --           --    3,499,800
Securities sold but
  not yet
  purchased,
  principally
  obligations of
  the U.S.
  government and
  government
  agencies, at
  market value                 --           --      318,000
Trade
  receivables(a)        7,358,800    4,319,600    3,934,300
Spot commodities,
  at market
  value(b)                354,200       47,400    1,171,800
Trade payables                 --    2,935,100    4,603,200
Spot commodities
  sold but not yet
  purchased, at
  market value             35,500      175,500      609,700
- -----------------------------------------------------------

(a)The net replacement value with respect to futures and forward contracts of AIGTG at March 31, 1995 was $3.02 billion.

(b)The net replacement value with respect to purchased option contracts of AIGTG at March 31, 1995 was $494.3 million.

     The interest rate risk on securities available for sale, at market, is managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At March 31, 1995, the unrealized gains and losses remaining after benefit of the offsets were $14.0 million and $10.2 million, respectively.

     AIGFP carries its derivatives at market or estimated fair value, whichever is appropriate. Because of limited liquidity of these instruments, the recorded estimated fair values of these derivatives may be different than the values that might be realized if AIGFP were to sell or close out the transactions prior to maturity. (See also the discussions under "Operational Review: Financial Services" and "Liquidity" herein.)

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

     The significant majority of AIGFP's transactions are contracted and documented under master netting agreements that provide for set-off and close out netting in the event of default. Excluding regu-lated exchange transactions, AIGTG, whenever possible, enters into netting agreements with its counterparties which are similar in effect to those discussed above.

     The following tables provide the notional and contractual amounts of AIGFP's derivatives portfolio at March 31, 1995. The notional amounts used to express the extent of AIGFP's involvement in derivatives transactions represent a standard of measurement of the volume of AIGFP's swaps business. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual cash flows to be exchanged and are not paid or received, except for certain contracts such as currency swaps. The timing and the amount of cash flows relating to foreign exchange forwards and exchange traded futures and options contracts are determined by the contractual agreements.

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

     The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at March 31, 1995 and December 31, 1994:

(in thousands)
- --------------------------------------------------------------------------------

                                                             REMAINING LIFE
                                             ----------------------------------------------
                                                         AFTER ONE    AFTER FIVE
                                            WITHIN       YEAR BUT      YEARS BUT       AFTER
                                              ONE         WITHIN        WITHIN          TEN          TOTAL          Total
                                             YEAR       FIVE YEARS     TEN YEARS       YEARS          1995           1994
- -----------------------------------------------------------------------------------------------------------------------------
Interest rate, currency and
  equity/commodity swaps and swaptions:
Notional amount:
  Interest rate swaps                     $10,475,000   $61,705,000   $33,431,000   $ 9,002,000   $114,613,000   $105,581,000
  Currency swaps                            2,099,000     9,023,000     4,753,000     1,544,000     17,419,000     18,260,300
  Equity/commodity swaps                    1,999,000        67,000            --        25,000      2,091,000        817,000
  Swaptions                                   754,000     4,509,000     2,293,000     1,369,000      8,925,000      9,060,000
- -----------------------------------------------------------------------------------------------------------------------------
Total                                     $15,327,000   $75,304,000   $40,477,000   $11,940,000   $143,048,000   $133,718,300
- -----------------------------------------------------------------------------------------------------------------------------
Futures, options and forward contracts:
Exchange traded futures and options
  contracts contractual amount*           $18,852,400            --            --            --   $ 18,852,400   $ 13,182,900
- -----------------------------------------------------------------------------------------------------------------------------
Over the counter forward contracts
  contractual amount                      $ 2,667,200   $    67,000            --            --   $  2,734,200   $  2,048,700
- -----------------------------------------------------------------------------------------------------------------------------

*Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled.

     At March 31, 1995, the
counterparty credit quality by
derivative product with respect to
the net replacement value of AIGFP's
derivatives portfolio was as
follows:

(in thousands)
- --------------------------------------------------------------------------------

                                                                   NET REPLACEMENT VALUE
                                                              --------------------------------
                                                                             FUTURES, OPTIONS
                                                             SWAPS AND              AND
                                                             SWAPTIONS       FORWARD CONTRACTS                TOTAL
- ----------------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                        $1,596,900                $106,200             $1,703,100
  AA                                                         2,205,400                  100,300              2,305,700
  A                                                          1,559,600                   10,900              1,570,500
  BBB                                                        1,096,300                       --              1,096,300
  Below investment grade                                        15,300                       --                 15,300
  Not externally rated -- exchanges                                 --                   25,300                 25,300
- ----------------------------------------------------------------------------------------------------------------------
Total                                                        $6,473,500                $242,700             $6,716,200
- ----------------------------------------------------------------------------------------------------------------------

     At March 31, 1995, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
- --------------------------------------------------------------------------------

                                                                   NET REPLACEMENT VALUE
                                                              --------------------------------
                                                                             FUTURES, OPTIONS
                                                             SWAPS AND              AND
                                                             SWAPTIONS       FORWARD CONTRACTS                TOTAL
- ----------------------------------------------------------------------------------------------------------------------
Non-U.S. banks                                               $2,648,100                $115,100             $2,763,200
Insured municipalities                                         398,900                       --                398,900
U.S. industrials                                               530,500                       --                530,500
Governmental                                                   991,000                       --                991,000
Non-U.S. financial service companies                            37,000                       --                 37,000
Non-U.S. industrials                                           919,900                       --                919,900
Special purpose                                                 16,100                       --                 16,100
U.S. banks                                                     180,900                   25,400                206,300
U.S. financial service companies                               494,100                   76,900                571,000
Supranationals                                                 257,000                       --                257,000
Exchanges                                                           --                   25,300                 25,300
- ----------------------------------------------------------------------------------------------------------------------
Total                                                        $6,473,500                $242,700             $6,716,200
- ----------------------------------------------------------------------------------------------------------------------

     The following tables provide the notional and contractual amounts of AIGTG's derivatives portfolio at March 31, 1995. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the March 31, 1995 balances based upon the expected timing of the future cash flows.

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

     The gross replacement values presented represent the sum of the estimated fair values of all of AIGTG's derivatives contracts at March 31, 1995. These values do not represent the credit risk to AIGTG.

     Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement value most closely represents the net credit risk to AIGTG or the maximum amount exposed to potential loss.

     The following tables present
AIGTG's derivatives portfolio and
associated credit exposure, if
applicable, by maturity and type of
derivative at March 31, 1995 and
December 31, 1994:

(in thousands)
- --------------------------------------------------------------------------------

                                                             REMAINING LIFE
                                            -----------------------------------------------
                                                         AFTER ONE    AFTER FIVE
                                            WITHIN       YEAR BUT      YEARS BUT       AFTER
                                             ONE          WITHIN        WITHIN          TEN          TOTAL          Total
                                             YEAR       FIVE YEARS     TEN YEARS       YEARS          1995           1994
- -----------------------------------------------------------------------------------------------------------------------------
Futures and forward contracts and
  interest swaps:
Exchange traded futures contracts
  contractual amount(a)                  $ 23,195,400   $ 3,449,000   $   155,600   $        --   $ 26,800,000   $ 21,504,100
- -----------------------------------------------------------------------------------------------------------------------------
Over the counter forward contracts
  contractual amount(b)                  $221,527,900   $11,777,500   $ 1,391,000   $     2,500   $234,698,900   $191,178,000
- -----------------------------------------------------------------------------------------------------------------------------
Credit exposure for over the counter
  forwards:
  Gross replacement value                $  6,693,600   $   577,100   $    81,100   $     6,900   $  7,358,700   $  3,531,000
  Master netting arrangements              (3,891,800)     (301,500)      (61,700)         (800)    (4,255,800)    (1,577,500)
  Collateral                                  (78,500)           --            --            --        (78,500)       (82,700)
- -----------------------------------------------------------------------------------------------------------------------------
Net replacement value(c)                 $  2,723,300   $   275,600   $    19,400   $     6,100   $  3,024,400   $  1,870,800
- -----------------------------------------------------------------------------------------------------------------------------

(a)Exchange traded futures are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled.

(b)Includes interest rate swaps with notional amounts of approximately $2.49 billion and $549.0 million at March 31, 1995 and December 31, 1994, respectively.

(c)The net replacement values with respect to futures and forward contracts are presented as a component of trade receivables in the accompanying balance sheet.

(in thousands)
- --------------------------------------------------------------------------------

                                                             REMAINING LIFE
                                            -----------------------------------------------
                                                         AFTER ONE    AFTER FIVE
                                            WITHIN       YEAR BUT      YEARS BUT       AFTER
                                             ONE          WITHIN        WITHIN          TEN          TOTAL          Total
                                             YEAR       FIVE YEARS     TEN YEARS       YEARS          1995           1994
- -----------------------------------------------------------------------------------------------------------------------------
Option contracts:
Contractual amounts for purchased
  options:
  Exchange traded(a)                     $  2,592,600   $   349,000            --            --   $  2,941,600   $  1,410,600
  Over the counter                         16,468,600     2,502,300            --            --     18,970,900     13,826,600
- -----------------------------------------------------------------------------------------------------------------------------
Total                                    $ 19,061,200   $ 2,851,300            --            --   $ 21,912,500   $ 15,237,200
- -----------------------------------------------------------------------------------------------------------------------------
Credit exposure for over the counter
  purchased options:
  Gross replacement value                $    589,400   $   120,500   $     2,800            --   $    712,700   $    369,500
  Master netting arrangements                (176,800)      (37,800)           --            --       (214,600)       (71,800)
  Collateral                                   (3,800)           --            --            --         (3,800)       (22,600)
- -----------------------------------------------------------------------------------------------------------------------------
Net replacement value(b)                 $    408,800   $    82,700   $     2,800            --   $    494,300   $    275,100
- -----------------------------------------------------------------------------------------------------------------------------
Contractual amounts for sold options(c)  $ 19,023,500   $ 2,584,600            --            --   $ 21,608,100   $ 14,157,900
- -----------------------------------------------------------------------------------------------------------------------------

(a)Exchange traded options are not deemed to have significant credit exposure as the exchanges guarantee that every option will be properly settled.

(b)The net replacement value with respect to purchased options is presented as a component of spot commodities, at market value in the accompanying balance sheet.

(c)Options obligate AIGTG to buy or sell the underlying item if the option purchaser chooses to exercise. The amounts do not represent credit exposures.

     At March 31, 1995, the counterparty credit quality by derivative product with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in thousands)
- --------------------------------------------------------------------------------

                                                                  NET REPLACEMENT VALUE
                                                    -------------------------------------------------
                                                  FUTURES AND FORWARD CONTRACTS       OVER THE COUNTER
                                                     AND INTEREST RATE SWAPS          PURCHASED OPTIONS         TOTAL
- ------------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                      $   467,100                   $    68,000          $  535,100
  AA                                                           967,800                       211,000           1,178,800
  A                                                            784,600                       112,600             897,200
  BBB                                                           51,500                         2,000              53,500
  Below investment grade                                        34,200                        13,800              48,000
  Not externally rated*                                        719,200                        86,800             806,000
- ------------------------------------------------------------------------------------------------------------------
Total                                                      $ 3,024,400                   $   494,200          $3,518,600
- ------------------------------------------------------------------------------------------------------------------

*Includes $321.1 million due from exchanges.

     At March 31, 1995, the counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in thousands)
- --------------------------------------------------------------------------------

                                                                  NET REPLACEMENT VALUE
                                                    -------------------------------------------------
                                                  FUTURES AND FORWARD CONTRACTS       OVER THE COUNTER
                                                     AND INTEREST RATE SWAPS          PURCHASED OPTIONS         TOTAL
- ------------------------------------------------------------------------------------------------------------------
Non-U.S. banks                                             $ 1,323,200                   $   210,500          $1,533,700
U.S. industrials                                               273,500                        26,000             299,500
Governmental                                                   120,000                        33,300             153,300
Non-U.S. financial service companies                            77,200                        24,000             101,200
Non-U.S. industrials                                           107,900                        35,800             143,700
U.S. banks                                                     518,600                        55,900             574,500
U.S. financial service companies                               282,900                       108,700             391,600
Exchanges                                                      321,100                            --             321,100
- ------------------------------------------------------------------------------------------------------------------
Total                                                      $ 3,024,400                   $   494,200          $3,518,600
- ------------------------------------------------------------------------------------------------------------------

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

     AIG, through its Foreign Exchange Operating Committee, evaluates its worldwide consolidated net asset or liability positions and manages AIG's translation exposure to adverse movement in currency exchange rates. AIG may use forward exchange contracts and purchased options where the cost of such is reasonable and markets are liquid to reduce these exchange translation exposures. The exchange gain or loss with respect to these hedging instruments is recorded on an accrual basis as a component of the cumulative translation adjustment account in capital funds. AIG's largest currency net investments have had historically stable exchange rates with respect to the U.S. dollar.

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

     Standards for the life RBC formula and a model act have been approved by regulators and were effective with the 1993 statutory financial statements. At December 31, 1994, the adjusted capital of each of AIG's four domestic life companies exceeded each of their RBC standards by considerable margins. There has been no significant change during the first three months of 1995.

     RBC standards for property and casualty insurers were finalized in principle in December 1993 and were effective with the 1994 statutory financial statements. At December 31, 1994, the adjusted capital of each of AIG's domestic general companies exceeded each of their RBC standards by considerable margins. Additionally, no AIG company is on any regulatory or similar "watch list". There has been no significant change during the first three months of 1995.

     In 1992, domestic life insurance companies were required for regulatory purposes to fully adopt two investment reserves, the Asset Valuation Reserve
(AVR) and the Interest Maintenance Reserve (IMR). The AVR is formula based and applies to all invested assets which are subject to either credit or market risk. The IMR defers realized capital gains and losses on the sale of fixed maturities and mortgage loans. The realized gains and losses are subsequently amortized into investment income over the original term of the disposed assets. The impact of these reserves on the separately reported statutory income of certain domestic life companies was significant. However, there was no impact on AIG's GAAP consolidated life insurance operating income presented herein.

     Pursuant to its agreement with 20th Century Industries (20th Century), a low-cost provider of mass marketed auto insurance in California, AIG invested an additional $20 million in the preferred stock of 20th Century in March 1995.

ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" (FASB 121). This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and an impairment loss must be recognized.

FASB 121 is effective for AIG commencing January 1, 1996. AIG does not anticipate adopting FASB 121 before that date. AIG believes that the adoption of this statement will have an immaterial impact on the results of operations, financial condition or liquidity.

                          PART II -- OTHER INFORMATION

ITEM #6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         See accompanying Exhibit Index.

     (b) During the three months ended March 31, 1995, there was a current report on Form 8-K dated February 23, 1995 filed, which reported the Press Release of that date with respect to the earnings of AIG for the year ended December 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMERICAN INTERNATIONAL GROUP, INC.
                                          --------------------------------------
                                                       (Registrant)

                                                 /s/ HOWARD I. SMITH
                                          --------------------------------------
                                                     Howard I. Smith
                                           Senior Vice President -- Comptroller
                                                (Chief Accounting Officer)

Dated: May 12, 1995

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION                                    LOCATION
- -------   -----------------------------------------------------------------    ------------------
    2     Plan of acquisition, reorganization, arrangement, liquidation or
          succession.......................................................    None
    4     Instruments defining the rights of security holders, including
          indentures.......................................................    Not required to be
                                                                               filed.
   10     Material contracts...............................................    None
   11     Statement re computation of per share earnings...................    Filed herewith.
   12     Statement re computation of ratios...............................    Filed herewith.
   15     Letter re unaudited interim financial information................    None
   18     Letter re change in accounting principles........................    None
   19     Report furnished to security holders.............................    None
   22     Published report regarding matters submitted to vote of security
          holders..........................................................    None
   23     Consents of experts and counsel..................................    None
   24     Power of attorney................................................    None
   27     Financial Data Schedule..........................................    Provided herewith.
   99     Additional exhibits..............................................    None