Form 10-Q
period 1995-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 1995-08-11
CIK 5272

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q
               [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

         FOR QUARTER ENDED JUNE 30, 1995 COMMISSION FILE NUMBER 1-8787

                             ---------------------
                       AMERICAN INTERNATIONAL GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       13-2592361
      (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
        INCORPORATION OR ORGANIZATION)
     70 PINE STREET, NEW YORK, NEW YORK                            10270
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

             REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (212) 770-7000

                                            NONE
     FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT.

                             ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  [ X ]  NO  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1995 316,129,242. (Adjusting on a pro forma basis, common shares outstanding would have been 474,193,863 after reflecting a common stock split in the form of a 50 percent common stock dividend paid
July 28, 1995.)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       AMERICAN INTERNATIONAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                    JUNE 30,       DECEMBER 31,
                                                                      1995             1994
                                                                  ------------     ------------
                                                                  (UNAUDITED)
ASSETS:
  Investments and cash:
     Fixed maturities:
       Bonds held to maturity, at amortized cost (market value:
          1995 -- $14,509,700; 1994 -- $13,109,700).............  $ 13,925,300     $ 13,041,807
       Bonds available for sale, at market value (amortized
          cost: 1995 -- $25,014,400; 1994 -- $22,207,300).......    25,922,891       21,812,600
       Bonds trading securities, at market value (cost:
          1995 -- $365,700; 1994 -- $172,000)...................       369,261          163,956
       Preferred stocks, at amortized cost (market value:
          1995 -- $550,800; 1994 -- $424,800)...................       443,708          412,503
     Equity securities:
       Common stocks (cost: 1995 -- $4,815,600;
          1994 -- $4,607,800)...................................     5,200,609        5,002,668
       Non-redeemable preferred stocks (cost: 1995 -- $85,300;
          1994 -- $85,900)......................................        86,065           96,503
     Mortgage loans on real estate, policy and collateral
       loans -- net.............................................     7,031,943        5,353,074
     Financial services assets:
       Flight equipment primarily under operating leases, net of
          accumulated depreciation (1995 -- $1,082,400;
          1994 -- $959,100).....................................    12,699,360       10,723,527
       Securities available for sale, at market value (cost:
          1995 -- $4,091,300; 1994 -- $3,794,100)...............     4,087,537        3,796,792
       Trading securities, at market value......................     3,322,257        2,483,637
       Spot commodities, at market value........................     1,191,821          916,833
       Unrealized gain on interest rate and currency swaps,
          options and forward transactions......................     7,115,557        4,650,743
       Trade receivables........................................     2,851,780        2,629,734
       Securities purchased under agreements to resell, at
          contract value........................................     1,232,616        1,209,403
     Other invested assets......................................     2,166,426        1,953,015
     Short-term investments, at cost which approximates market
       value....................................................     2,286,470        2,467,453
     Cash.......................................................        66,007           76,237
                                                                  ------------     ------------
            Total investments and cash..........................    89,999,608       76,790,485
  Investment income due and accrued.............................     1,062,338          927,951
  Premiums and insurance balances receivable -- net.............     9,930,490        8,802,207
  Reinsurance assets............................................    16,812,539       16,289,607
  Deferred policy acquisition costs.............................     5,760,760        5,132,245
  Investments in partially-owned companies......................       740,136          645,167
  Real estate and other fixed assets, net of accumulated
     depreciation (1995 -- $1,245,500; 1994 -- $1,129,500)......     1,930,793        1,865,244
  Separate and variable accounts................................     2,399,071        2,297,605
  Other assets..................................................     1,897,958        1,595,606
                                                                  ------------     ------------
            Total assets........................................  $130,533,693     $114,346,117
                                                                   ===========      ===========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                    JUNE 30,       DECEMBER 31,
                                                                      1995             1994
                                                                  ------------     ------------
                                                                  (UNAUDITED)
LIABILITIES:
  Reserve for losses and loss expenses..........................  $ 32,762,970     $ 31,435,355
  Reserve for unearned premiums.................................     7,011,422        6,318,754
  Future policy benefits for life and accident and health
     insurance contracts........................................    20,437,106       17,432,222
  Policyholders' contract deposits..............................     8,477,093        6,487,426
  Other policyholders' funds....................................     2,172,454        1,951,358
  Reserve for commissions, expenses and taxes...................     1,390,524        1,319,183
  Insurance balances payable....................................     2,075,938        1,462,545
  Funds held by companies under reinsurance treaties............       384,800          382,853
  Income taxes payable:
     Current....................................................       281,376          420,569
     Deferred...................................................       369,537           33,031
  Financial services liabilities:
     Borrowings under obligations of guaranteed investment
       agreements...............................................     4,767,575        5,535,318
     Securities sold under agreements to repurchase, at contract
       value....................................................     2,327,872        1,342,064
     Trade payables.............................................     2,845,739        2,108,263
     Securities sold but not yet purchased, principally
       obligations of the U.S. Government and Government
       agencies, at market value................................       730,755          192,898
     Spot commodities sold but not yet purchased, at market
       value....................................................       541,831          369,089
     Unrealized loss on interest rate and currency swaps,
       options and forward transactions.........................     6,298,787        3,659,450
     Deposits due to banks and other depositors.................       621,065          655,973
     Commercial paper...........................................     2,432,337        1,960,545
     Notes, bonds and loans payable.............................     8,357,934        7,567,046
  Commercial paper..............................................     2,070,651        1,829,014
  Notes, bonds, loans and mortgages payable.....................       601,547          627,554
  Separate and variable accounts................................     2,399,071        2,297,605
  Other liabilities.............................................     2,747,641        2,336,341
                                                                  ------------     ------------
            Total liabilities...................................   112,106,025       97,724,456
                                                                  ------------     ------------
  Preferred shareholders' equity in subsidiary company..........       300,000          200,000
CAPITAL FUNDS:
  Common stock, $2.50 par value: 1,000,000,000 shares
     authorized; shares issued 1995 -- 337,390,977;
     1994 -- 337,390,984........................................       843,477          843,477
  Additional paid-in capital....................................       551,987          565,410
  Unrealized appreciation of investments, net of taxes..........       751,744          184,556
  Cumulative translation adjustments, net of taxes..............      (291,723)        (288,074)
  Retained earnings.............................................    16,474,201       15,340,928
  Treasury stock, at cost; 1995 -- 21,261,735;
     1994 -- 21,550,358 shares of common stock..................      (202,018)        (224,636)
                                                                  ------------     ------------
            Total capital funds.................................    18,127,668       16,421,661
                                                                  ------------     ------------
            Total liabilities and capital funds.................  $130,533,693     $114,346,117
                                                                   ===========      ===========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                  SIX MONTHS                 THREE MONTHS
                                                ENDED JUNE 30,              ENDED JUNE 30,
                                            -----------------------     -----------------------
                                              1995          1994          1995          1994
                                            ---------     ---------     ---------     ---------
General insurance operations:
Net premiums written......................  $6,024,227    $5,500,895    $3,145,232    $2,879,590
Change in unearned premium reserve........    (421,585)     (467,491)     (306,438)     (302,539)
                                             ---------     ---------     ---------     ---------
Net premiums earned.......................   5,602,642     5,033,404     2,838,794     2,577,051
Net investment income.....................     757,808       705,894       378,143       351,765
Realized capital gains....................      47,556        48,488        23,146        28,394
                                             ---------     ---------     ---------     ---------
                                             6,408,006     5,787,786     3,240,083     2,957,210
                                             ---------     ---------     ---------     ---------
Losses and loss expenses incurred.........   4,308,515     4,000,258     2,138,305     2,022,791
Underwriting expenses.....................   1,128,399     1,010,420       600,580       526,866
                                             ---------     ---------     ---------     ---------
                                             5,436,914     5,010,678     2,738,885     2,549,657
                                             ---------     ---------     ---------     ---------
Operating income..........................     971,092       777,108       501,198       407,553
                                             ---------     ---------     ---------     ---------
Life insurance operations:
Premium income............................   3,837,151     3,171,655     2,047,402     1,676,556
Net investment income.....................   1,059,569       835,255       557,129       427,259
Realized capital gains (losses)...........       1,748        32,719        (1,183)        3,979
                                             ---------     ---------     ---------     ---------
                                             4,898,468     4,039,629     2,603,348     2,107,794
                                             ---------     ---------     ---------     ---------
Death and other benefits..................   1,573,237     1,243,068       855,500       666,267
Increase in future policy benefits........   1,753,386     1,478,014       909,446       765,561
Acquisition and insurance expenses........   1,074,170       878,162       577,196       458,702
                                             ---------     ---------     ---------     ---------
                                             4,400,793     3,599,244     2,342,142     1,890,530
                                             ---------     ---------     ---------     ---------
Operating income..........................     497,675       440,385       261,206       217,264
                                             ---------     ---------     ---------     ---------
Agency and service fee operating income...      31,966        29,170        15,406        13,595
Financial services operating income.......     193,485       214,143       117,948       117,045
Equity in income of minority-owned
  insurance operations....................      39,119        22,021        21,430        14,749
Other realized capital gains (losses).....     (14,304)      (19,687)       (6,570)       (9,482)
Minority interest.........................     (17,508)      (10,813)       (8,136)       (5,267)
Other income (deductions) -- net               (36,436)      (33,224)      (23,187)      (14,764)
                                             ---------     ---------     ---------     ---------
Income before income taxes................   1,665,089     1,419,103       879,295       740,693
                                             ---------     ---------     ---------     ---------
Income taxes (benefits) -- Current........     475,956       426,362       298,060       207,393
                        -- Deferred.......     (16,808)      (62,571)      (52,550)      (16,394)
                                             ---------     ---------     ---------     ---------
                                               459,148       363,791       245,510       190,999
                                             ---------     ---------     ---------     ---------
Net income...............................   $1,205,941    $1,055,312     $ 633,785     $ 549,694
                                             =========     =========     =========     =========
Earnings per common share (a):
Net income................................   $    2.54     $    2.22     $    1.34     $    1.16
                                             =========     =========     =========     =========
Cash dividends per common share...........   $   0.153     $   0.133     $   0.077     $   0.067
                                             =========     =========     =========     =========
Average shares outstanding (a)............     473,933       475,544       474,016       474,846
                                             ---------     ---------     ---------     ---------

(a) Share information reflects a common stock split in the form of a 50 percent common stock dividend paid July 28, 1995.

                  See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                           SIX MONTHS
                                                                         ENDED JUNE 30,
                                                                   --------------------------
                                                                      1995            1994
                                                                   -----------     ----------
Cash Flows From Operating Activities:
Net income.....................................................    $ 1,205,941     $1,055,312
                                                                   -----------     ----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Non-cash revenues, expenses, gains and losses included in
     income:
  Change in:
     General and life insurance reserves.......................      4,535,030      3,073,203
     Premiums and insurance balances receivable and payable --
       net.....................................................       (514,890)      (566,047)
     Reinsurance assets........................................       (522,932)      (336,898)
     Deferred policy acquisition costs.........................       (628,515)      (478,609)
     Investment income due and accrued.........................       (134,387)       (60,197)
     Funds held under reinsurance treaties.....................          1,947        (36,474)
     Other policyholders' funds................................        221,096        103,967
     Current and deferred income taxes -- net..................       (156,001)       (84,929)
     Reserve for commissions, expenses and taxes...............         71,341        220,258
     Other assets and liabilities -- net.......................        108,948        (10,383)
     Trade receivables and payables -- net.....................        515,430        408,611
     Trading securities, at market value.......................       (838,620)       508,118
     Spot commodities, at market value.........................       (274,988)      (420,544)
     Net unrealized gain on interest rate and currency swaps,
       options and forward transactions........................        174,523       (290,045)
     Securities purchased under agreements to resell...........        (23,213)       (14,398)
     Securities sold under agreements to repurchase............        985,808       (595,303)
     Securities sold but not yet purchased.....................        537,857        150,510
     Spot commodities sold but not yet purchased, at market
       value...................................................        172,742        136,630
  Realized capital gains.......................................        (35,000)       (61,520)
  Equity in income of partially-owned companies and other
     invested assets...........................................        (53,296)       (31,350)
  Depreciation expenses, principally flight equipment..........        350,844        263,063
  Change in cumulative translation adjustments.................         45,451         52,625
  Other -- net.................................................        (46,474)        18,126
                                                                   -----------     ----------
  Total Adjustments............................................      4,492,701      1,948,414
                                                                   -----------     ----------
Net cash provided by operating activities......................      5,698,642      3,003,726
                                                                   -----------     ----------

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                           SIX MONTHS
                                                                         ENDED JUNE 30,
                                                                   --------------------------
                                                                      1995            1994
                                                                   -----------     ----------
Cash Flows From Investing Activities:
  Cost of fixed maturities, at amortized cost matured or
     redeemed..................................................        387,974        307,992
  Cost of bonds, at market sold................................      4,829,308      4,304,361
  Cost of bonds, at market matured or redeemed.................      1,302,178        641,095
  Cost of equity securities sold...............................      1,363,587      1,304,979
  Realized capital gains.......................................         35,000         61,520
  Purchases of fixed maturities................................    (10,401,337)    (7,690,165)
  Purchases of equity securities...............................     (1,578,128)    (1,843,779)
  Mortgage, policy and collateral loans granted................     (2,135,487)    (1,464,294)
  Repayments of mortgage, policy and collateral loans..........        388,030        359,786
  Sales of securities available for sale.......................      1,519,889      3,058,704
  Maturities of securities available for sale..................        131,595        391,970
  Purchases of securities available for sale...................     (1,949,525)    (2,494,442)
  Sales of flight equipment....................................        268,405        141,370
  Purchases of flight equipment................................     (2,398,067)    (1,706,412)
  Net additions to real estate and other fixed assets..........       (197,988)      (177,459)
  Sales or distributions of other invested assets..............        166,667         69,837
  Investments in other invested assets.........................       (299,113)      (250,345)
  Change in short-term investments.............................        180,983        464,227
  Investments in partially-owned companies.....................        (20,752)       (35,454)
                                                                   -----------     ----------
Net cash used in investing activities..........................     (8,406,781)    (4,556,509)
                                                                   -----------     ----------
Cash Flows From Financing Activities:
  Change in policyholders' contract deposits...................      1,989,667      1,263,678
  Change in deposits due to banks and other depositors.........        (34,908)       130,952
  Change in commercial paper...................................        713,429        598,948
  Proceeds from notes, bonds, loans and mortgages payable......      2,738,973      1,964,549
  Repayments on notes, bonds, loans and mortgages payable......     (1,978,036)      (976,507)
  Proceeds from guaranteed investment agreements...............      1,210,364        910,524
  Maturities of guaranteed investment agreements...............     (1,978,107)    (2,232,543)
  Proceeds from subsidiary company preferred stock issued......         98,476         --
  Proceeds from common stock issued............................         11,886          6,974
  Cash dividends to shareholders...............................        (72,668)       (63,407)
  Acquisition of treasury stock................................         (1,167)      (109,335)
                                                                   -----------     ----------
Net cash provided by financing activities......................      2,697,909      1,493,833
                                                                   -----------     ----------
Change in cash.................................................        (10,230)       (58,950)
Cash at beginning of period....................................         76,237        157,481
                                                                   -----------     ----------
Cash at end of period..........................................    $    66,007     $   98,531
                                                                   ===========     ==========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1995

a) These statements are unaudited. In the opinion of management, all adjustments consisting of normal recurring accruals have been made for a fair presentation of the results shown.

b) Earnings per share of American International Group, Inc. (AIG) are based on the weighted average number of common shares outstanding during the period, retroactively adjusted to reflect a common stock split in the form of a 50 percent common stock dividend paid July 28, 1995. The effect of potentially dilutive securities is not significant. Following are the net income per share figures, before and after adjustment for the stock split:

                                                 SIX MONTHS          SECOND QUARTER
                                              -----------------     -----------------
                                               1995       1994       1995       1994
                                              ------     ------     ------     ------
            Pre-split.......................  $ 3.82     $ 3.33     $ 2.01     $ 1.74
            Post-split......................  $ 2.54     $ 2.22     $ 1.34     $ 1.16

     Cash dividends per common share reflect the adjustment for a common stock split in the form of a 50 percent common stock dividend paid July 28, 1995. Following are the dividend per share figures, before and after adjustment for the stock split:

                                                 SIX MONTHS          SECOND QUARTER
                                              -----------------     -----------------
                                               1995       1994       1995       1994
                                              ------     ------     ------     ------
            Pre-split.......................  $0.230     $0.200     $0.115     $0.100
            Post-split......................  $0.153     $0.133     $0.077     $0.067

c) Supplemental cash flow information for the six month periods ended June 30, 1995 and 1994 is as follows:

                                                               1995         1994
                                                             --------     --------
                                                             (IN THOUSANDS)
            Income taxes paid..............................  $616,500     $442,600
            Interest paid..................................  $651,000     $496,000

d) For further information, refer to the Form 10-K filing of AIG for the year ended December 31, 1994.

                       AMERICAN INTERNATIONAL GROUP, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONAL REVIEW

General Insurance Operations

General insurance operations for the six month periods ending June 30, 1995 and 1994 were as follows:

(in thousands)
- ---------------------------------------------------------

                                 1995             1994
- ---------------------------------------------------------
Net premiums written:
  Domestic                    $3,949,886       $3,743,207
  Foreign                      2,074,341        1,757,688
- ---------------------------------------------------------
Total                         $6,024,227       $5,500,895
- ---------------------------------------------------------
Net premiums earned:
  Domestic                    $3,632,375       $3,408,428
  Foreign                      1,970,267        1,624,976
- ---------------------------------------------------------
Total                         $5,602,642       $5,033,404
- ---------------------------------------------------------
Adjusted underwriting
  profit (loss):
  Domestic                    $  (11,996)      $  (80,256)
  Foreign                        177,724          102,982
- ---------------------------------------------------------
Total                         $  165,728       $   22,726
- ---------------------------------------------------------
Net investment income:
  Domestic                    $  611,132       $  569,370
  Foreign                        146,676          136,524
- ---------------------------------------------------------
Total                         $  757,808       $  705,894
- ---------------------------------------------------------
Operating income before
  realized capital gains:
  Domestic                    $  599,136       $  489,114
  Foreign                        324,400          239,506
- ---------------------------------------------------------
Total                         $  923,536       $  728,620
Realized capital gains            47,556           48,488
- ---------------------------------------------------------
Operating income              $  971,092       $  777,108
- ---------------------------------------------------------

     During the first six months of 1995, the net premiums written and the net premiums earned in AIG's general insura nce operations increased 9.5 percent and
11.3 percent, respectively, from those of 1994.

     The growth in net premiums written in the first six months of 1995 over the same period of 1994 resulted from a combination of several factors. Domestically, AIG continued to achieve general price increases in certain domestic commercial property and specialty casualty markets, as well as growth in personal lines. Overseas, growth was achieved through price and volume increases. Foreign general insurance operations produced 34.4 percent of the general insurance net premiums written in this period of 1995 and 32.0 percent in the same period of 1994.

     During the first six months of 1995, the U.S. dollar declined in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, the translation of foreign net premiums written into U.S. dollars for the purposes of consolidation caused the increase in total net premiums written to be approximately three percentage points greater than it would have been if translated utilizing exchange rates prevailing in the first six months of 1994.

     Net premiums written are initially deferred and earned based upon the terms of the underlying policies. The net unearned premium reserve constitutes the deferred revenues which are generally earned ratably over the policy period. Thus, the net unearned premium reserve is not fully recognized as net premiums earned until the end of the policy period.

     The statutory general insurance ratios for the six month periods ended June 30, 1995 and 1994 were as follows:

                                        1995       1994
- --------------------------------------------------------
Domestic:
  Loss Ratio                            86.67      88.51
  Expense Ratio                         14.32      14.40
- --------------------------------------------------------
Combined Ratio                         100.99     102.91
- --------------------------------------------------------
Foreign:
  Loss Ratio                            58.90      60.51
  Expense Ratio                         31.91      32.46
- --------------------------------------------------------
Combined Ratio                          90.81      92.97
- --------------------------------------------------------
Consolidated:
  Loss Ratio                            76.90      79.47
  Expense Ratio                         20.38      20.17
- --------------------------------------------------------
Combined Ratio                          97.28      99.64
- --------------------------------------------------------

     AIG's results reflect the net impact with respect to incurred losses of catastrophes approximating $55 million in each of 1995 and 1994. During the first six months of 1995, AIG's gross incurred losses from catastrophes approximated $115 million. The Kobe Japan earthquake which struck in early 1995 resulted in gross and net incurred losses to AIG of approximately $73 million and $30 million, respectively. A substantial portion of the remaining balances resulted from storms which struck the midwestern and southern states.

     The Northridge earthquake which struck the Los Angeles area of California in January 1994, resulted in gross and net incurred losses to AIG of approximately $174 million and $55 million, respectively. AIG did not record any catastrophe losses in the second quarter of 1994.

     If these catastrophes were excluded from each six months period's losses incurred, the pro forma consolidated statutory general insurance ratios would be as follows:

- ------------------------------------------------------
                                       1995        1994
- ------------------------------------------------------
Loss Ratio                             75.92       78.38
Expense Ratio                          20.38       20.17
- ------------------------------------------------------
Combined Ratio                         96.30       98.55
- ------------------------------------------------------

     The maintenance of the pro forma statutory combined ratio in each period at a level below 100 is a result of the profitability of AIG's foreign general insurance operations and AIG's emphasis on maintaining its disciplined underwriting within the continued overall competitiveness of the domestic market environment as well as AIG's expense control.

     Adjusted underwriting profit or loss (operating income less net investment income and realized capital gains) represents statutory underwriting profit or loss adjusted primarily for changes in deferred acquisition costs. The adjusted underwriting profit in the first six months of 1995 was $165.7 million compared to an adjusted underwriting profit of $22.7 million recorded in the same period of 1994. This improvement is a result of growth in AIG's foreign general insurance operations and a domestic strategy implemented several years ago. That is, AIG withdrew from certain classes of domestic business, primarily agency lines and certain segments of workers' compensation business. At that time, AIG had determined that the returns on capital or equity allocated to such classes were deemed unacceptable. AIG's objective continues to be disciplined underwriting, especially in the domestic primary casualty market, and AIG does not seek net premium growth where rates do not adequately reflect its assessment of exposures.

     General insurance net investment income in the first six months of 1995 increased 7.4 percent when compared to the same period of 1994. The growth in net investment income was primarily attributable to new cash flow for investment. The new cash flow was generated from general insurance operating net cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     General insurance realized capital gains were $47.6 million in the first six months of 1995, and $48.5 million in the same period of 1994. These realized gains resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale and trading fixed maturities as well as redemptions of fixed maturities.

     General insurance operating income in the first six months of 1995 increased 25.0 percent when compared to the same period of 1994. The contribution of general insurance operating income to income before income taxes was 58.3 percent in the first six months of 1995 compared to 54.8 percent in the same period of 1994. The growth rate and increase in the percentage contribution in the first six months of 1995 resulted from the increased adjusted underwriting profit and the growth of net investment income.

     A period to period comparison of operating income may be significantly influenced by the catastrophe losses in any one year as well as the volatility from one year to the next in realized capital gains. Adjusting each year to exclude the effects of both catastrophe losses and realized capital gains, operating income would have increased by 24.9 percent in 1995.

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

     AIG's general reinsurance assets resulting from its reinsurance arrangements amounted to $16.81 billion at June 30, 1995. A credit exposure exists with respect to reinsurance recoverable when under the terms of the reinsurance arrangements any reinsurer may not be able to reimburse AIG. With respect to its reinsurance relationships, AIG manages its credit risk by transacting with reinsurers that it considers financially sound; and, when necessary, AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods. The application of this collateral against balances due or any changes to the amount of collateral are based on the development of losses recoverable on an individual reinsurer basis. This development includes losses incurred but not reported (IBNR). At December 31, 1994, approximately 59 percent of reinsurance recoverable was from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances are collateralized. The remaining 41 percent of the reinsurance recoverable was from authorized reinsurers and over 90 percent of such balances were from reinsurers rated A- (excellent) or better, as rated by A.M. Best. Through June 30, 1995, these distribution percentages have not significantly changed. The A.M. Best rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness.

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

     At June 30, 1995, the consolidated general reinsurance assets of $16.81 billion include reinsurance recoverables for (i) paid losses and loss expenses of $1.44 billion and (ii) the ceded reserve for losses and loss expenses, including losses and loss expenses incurred but not reported (ceded reserves) of $13.57 billion. The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently. It is AIG's belief that the ceded reserves at June 30, 1995 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

     At June 30, 1995, general insurance reserves for losses and loss expenses (loss reserves) amounted to $32.76 billion, an increase of $1.33 billion or 4.2 percent over the prior year end. General insurance net loss reserves represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses, reduced by reinsurance recoverable net of an allowance for unrecoverable reinsurance and minor amounts of discounting related to certain workers' compensation claims. The net loss reserves increased $777.9 million to $19.20 billion or 4.2 percent over the prior year end. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at June 30, 1995. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on such future results of operations.

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

     Estimation of net losses for short tail business is less complex than for long tail casualty lines. Loss cost trends for many property lines can generally be assumed to be similar to the growth in exposure of such lines. For example, if the fire insurance coverage remained proportional to the actual value of the property, the growth in the property's exposure to fire loss can be approximated by the amount of insurance purchased.

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

     In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by changes in Superfund and waste dump site coverage issues. Additional liabilities could emerge for amounts in excess of the current reserves held. Although this emergence cannot now be rea-sonably estimated, it could have a material adverse impact on AIG's future operating results. The reserves carried for these claims at June 30, 1995 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. (See the previous discussion on reinsurance collectibility herein.)

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

     AIG's estimated gross and net IBNR with respect to asbestos and environmental claims were $190 million and $50 million at June 30, 1995 and $150 million and $30 million at December 31, 1994.

     A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at June 30, 1995 and 1994 was as follows:

(in millions)
- ------------------------------------------------------

                               1995               1994
                          -------------      -------------
                          GROSS     NET      Gross     Net
- ------------------------------------------------------
Asbestos:
Reserve for losses and
  loss expenses at
  beginning of period    $  686.0  $130.2   $  656.0  $116.7
Losses and loss
  expenses incurred          15.9     7.9       20.7    11.7
Losses and loss
  expenses paid             (62.1)  (15.1)     (51.0)  (14.9)
- ------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period              $  639.8  $123.0   $  625.7  $113.5
- ------------------------------------------------------
Environmental:
Reserve for losses and
  loss expenses at
  beginning of period    $  728.1  $200.1   $  684.8  $191.5
Losses and loss
  expenses incurred         190.0    57.6       53.6    40.6
Losses and loss
  expenses paid             (79.6)  (30.2)     (83.8)  (33.0)
- ------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period              $  838.5  $227.5   $  654.6  $199.1
- ------------------------------------------------------
Combined:
Reserve for losses and
  loss expenses at
  beginning of period    $1,414.1  $330.3   $1,340.8  $308.2
Losses and loss
  expenses incurred         205.9    59.0       74.3    52.3
Losses and loss
  expenses paid            (141.7)  (38.8)    (134.8)  (47.9)
- ------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period              $1,478.3  $350.5   $1,280.3  $312.6
- ------------------------------------------------------

     A summary of asbestos and
environmental claims count activity
for the six month periods ended June
30, 1995 and 1994 was as follows:

   ------------------------------------------------------------------------------------------------------------------
                                                        1995                                        1994
                                         ----------------------------------          ----------------------------------
                                        ASBESTOS    ENVIRONMENTAL    COMBINED       Asbestos    Environmental    Combined
- ------------------------------------------------------------------------------------------------------------------
Claims at beginning of period             5,947         16,223        22,170          5,522         16,661        22,183
Claims during period:
  Opened                                    781          2,157         2,938            722          1,743         2,465
  Settled                                   (80)          (304)         (384)           (48)          (266)         (314)
  Dismissed or otherwise resolved          (373)        (1,067)       (1,440)          (638)        (1,912)       (2,550)
- ------------------------------------------------------------------------------------------------------------------
Claims at end of period                   6,275         17,009        23,284          5,558         16,226        21,784
- ------------------------------------------------------------------------------------------------------------------

     The average cost per claim settled, dismissed or otherwise resolved for the six month periods ended June 30, 1995 and 1994 was as follows:

- ------------------------------------------------------

                           1995                  1994
                      ---------------      ----------------
                      GROSS      NET        Gross     Net
- -----------------------------------------------------------
Asbestos             $137,100  $19,000     $74,300  $21,700
Environmental          58,100   22,000      38,500   15,200
Combined               77,700   21,300      47,100   16,700
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

     Accordingly, AIG's annualized survival ratios for involuntary asbestos and environmental claims, separately and combined, were estimated as follows for the six month periods ended June 30, 1995 and 1994:

- ------------------------------------------------------

                           1995                  1994
                       -------------       ----------------
                      GROSS      NET        Gross      Net
- -----------------------------------------------------------
Involuntary survival
  ratios:
  Asbestos              5.2       4.1         6.1       3.8
  Environmental        12.8       8.8         9.8       6.4
  Combined              8.2       8.2         7.8       5.3
- -----------------------------------------------------------

     AIG's operations are negatively impacted under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company's future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments, net of credits for 1994 were $48.2 million. Based upon current information, AIG does not anticipate that its net assessment will be significantly different in 1995. Also, AIG is required to participate in various involuntary pools (principally workers' compensation business) which provide insurance coverage for those not able to obtain such coverage in the voluntary markets. This participation is also recorded upon notification, as these amounts cannot reasonably be estimated.

Life Insurance Operations

Life insurance operations for the six months ended June 30, 1995 and 1994 were as follows:

(in thousands)
- ------------------------------------------------------

                                1995             1994
- ------------------------------------------------------
Premium income:
  Domestic                  $    245,653     $    187,189
  Foreign                      3,591,498        2,984,466
- ------------------------------------------------------
Total                       $  3,837,151     $  3,171,655
- ------------------------------------------------------
Net investment income:
  Domestic                  $    394,157     $    284,056
  Foreign                        665,412          551,199
- ------------------------------------------------------
Total                       $  1,059,569     $    835,255
- ------------------------------------------------------
Operating income before
  realized capital gains:
  Domestic                  $     26,070     $     17,383
  Foreign                        469,857          390,283
- ------------------------------------------------------
Total                       $    495,927     $    407,666
Realized capital gains             1,748           32,719
- ------------------------------------------------------
Operating income            $    497,675     $    440,385
- ------------------------------------------------------
Life insurance in-force:
  Domestic                  $ 51,210,304     $ 35,734,985
  Foreign                    363,054,434      262,534,038
- ------------------------------------------------------
Total                       $414,264,738     $298,269,023
- ------------------------------------------------------

     AIG's life insurance operations continued to show growth as a result of overseas operations, particularly in Asia. AIG's life premium income in the first six months of 1995 increased 21.0 percent over the same period in 1994. Foreign life operations produced 93.6 percent and 94.1 percent of the life premium income in 1995 and 1994, respectively.

     As previously discussed, the U.S. dollar declined in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, the translation of foreign life premium income into U.S. dollars for purposes of consolidation caused the increase in total premium income to be approximately five percentage points greater than it would have been if translated utilizing exchange rates prevailing in the first six months of 1994.

     Life insurance net investment income increased 26.9 percent in the first six months of 1995 over the same period in 1994. The growth in net investment income was primarily attributable to new cash flow for investment. The new cash flow was generated from life insurance operating net cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     The growth in the premium income of the domestic life segment primarily resulted from the sale of a terminal funded pension plan annuity and to a lesser extent the renewal of risk bearing premium related to corporate-owned life insurance products. Additionally, the interest income earned on the policy loans associated with the life products caused domestic investment income to increase significantly.

     The traditional life products, such as whole and term life and endowments, were the major contributors to the growth in foreign premium income and investment income, particularly in Asia, and continue to be the primary source of growth in the life segment. A mixture of traditional, accident and health and financial products are being sold in Japan.

     Life insurance realized capital gains were $1.7 million in the first six months of 1995 and $32.7 million in the same period of 1994. These realized gains resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities and redemptions of fixed maturities.

     Life insurance operating income in the first six months of 1995 increased
13.0 percent to $497.7 million from $440.4 million in the same period of 1994. Excluding realized capital gains from life insurance operating income, the percent increase would be 21.7 percent in 1995. The contribution of life insurance operating income to income before income taxes amounted to 29.9 percent in 1995 compared to 31.0 percent in 1994.

     The risks associated with the traditional life and accident and health products are underwriting risk and investment risk. The risk associated with the financial and investment contract products is investment risk.

     Underwriting risk represents the exposure to loss resulting from the actual policy experience adversely emerging in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses. AIG's life companies limit their maximum underwriting exposure on traditional life insurance of a single life to approximately $1.5 million of coverage by using yearly renewable term reinsurance. The life insurance operations have not entered into assumption reinsurance transactions or surplus relief transactions during the twelve month and six month periods ended December 31, 1994 and June 30, 1995, respectively.

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

Agency and Service Fee Operations

Agency and service fee operating income in the six months ended June 30, 1995 and 1994 was $32.0 million and $29.2 million, respectively. This was an increase of 9.6 percent. The increase in 1995 was due to increased commission revenue in certain of AIG's managing general agencies. Agency and service fee operating income contributed 1.9 percent to AIG's income before income taxes in 1995 compared to 2.1 percent in 1994.

Financial Services Operations

Financial services operations for the six months ended June 30, 1995 and 1994 were as follows:


(in thousands)
- ---------------------------------------------------------
                                     1995          1994
- ---------------------------------------------------------
Revenues:
International Lease Finance
  Corp.                           $  656,091     $525,939
AIG Financial Products Corp.         110,359*     150,180*
AIG Trading Group Inc.               122,388*     108,563*
Other                                114,419       80,598
- ---------------------------------------------------------
Total                             $1,003,257     $865,280
- ---------------------------------------------------------
Operating income:
International Lease Finance
  Corp.                           $  135,561     $124,960
AIG Financial Products Corp.          53,768       69,974
AIG Trading Group Inc.                29,916       26,979
Other, including intercompany
  adjustments                        (25,760)      (7,770)
- ---------------------------------------------------------
Total                             $  193,485     $214,143
- ---------------------------------------------------------

* Represents net trading revenues.

     Financial services operating income decreased 9.6 percent in the first six months of 1995 over the same period in 1994. The financial services operating income in 1995 decreased as a result of the declines in the operating income of AIG Financial Products Corp. and its subsidiaries (AIGFP) and other minor AIG financial services operations.

     AIGFP participates in the derivatives dealer market conducting, as principal, an interest rate, currency and equity derivative products business which includes long-dated transactions. AIGFP also enters into guaranteed investment agreements. AIGFP's revenues and operating income in the first six months of 1995 were less than those for the same period of 1994. These declines resulted from reduced activity in the market place. Current and past performance may not provide a basis for predicting future performance. AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than from speculative transactions. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein.)

     International Lease Finance Corporation (ILFC) primarily engages in the acquisition of new and used commercial jet aircraft and the leasing and sale of such aircraft to airlines around the world. ILFC derives a substantial portion of its revenues from its leasing operations and is also engaged in the remarketing of commercial jets to and for airlines and financial institutions. As a result of the rising interest rate environment during 1994, ILFC's weighted average interest with respect to its borrowings increased during the first six months of 1995 when compared to the same period in 1994. Although the increase in interest expense had some impact on ILFC's current lease margins, it is not anticipated that the aforementioned rise in interest rates will have any significant impact on future operating income as lease margins generally lag rising interest rates. Accordingly, ILFC has negotiated appropriate lease rates on any new contracts. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     ILFC is exposed to loss through non-performance of aircraft lessees, through owning aircraft which it would be unable to lease or re-lease at acceptable rates or sell at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At June 30, 1995, only one of 296 aircraft owned was not leased. At August 1, 1995, this one aircraft has been contracted for sale. All other aircraft remain leased. Currently, 76 percent of the fleet is leased to foreign carriers which produces approximately the same percent of ILFC's rental revenues. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     AIG Trading Group Inc. and its subsidiaries (AIGTG), derive a substantial portion of their revenues from market making and trading activities, as principals, in foreign exchange, interest rates, precious and base metals, petroleum and natural gas. AIGTG's operating income increased in 1995 as a result of increased activity and presence in the natural gas sector. (See also the discussions under "Liquidity" and "Derivatives" herein.)

     Financial services operating income represented 11.6 percent of AIG's income before income taxes in the first six months of 1995. This compares to
15.1 percent in 1994.

Other Operations

In the first six months of 1995, AIG's equity in income of minority-owned insurance operations was $39.1 million compared to $22.0 million in the same period of 1994. The equity interest in insurance companies represented 2.3 percent of income before income taxes in 1995, compared to 1.6 percent in 1994.

     Other realized capital losses amounted to $14.3 million and $19.7 million in the first six months of 1995 and 1994, respectively.

     Minority interest represents minority shareholders' equity in income of certain consolidated subsidiaries. In the first six months of 1995, minority interest amounted to $17.5 million compared to $10.8 million for the same period of 1994.

     Other income (deductions) -- net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially-owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In the first six months of 1995 and 1994, net deductions amounted to $36.4 million and $33.2 million, respectively.

     Income before income taxes amounted to $1.67 billion during the first six months of 1995 and $1.42 billion in 1994.

     In the first six months of 1995, AIG recorded a provision for income taxes of $459.1 million compared to the provision of $363.8 million in the same period of 1994. These provisions represent effective tax rates of 27.6 percent in 1995 and 25.6 percent in 1994. The increase in the effective tax rate is in part due to the smaller domestic general adjusted underwriting loss relative to income before income taxes and in part to foreign capital losses which do not provide a current benefit.

     Net income amounted to $1.21 billion in the first six months of 1995 and $1.06 billion in the same period of 1994.

CAPITAL RESOURCES

At June 30, 1995 and December 31, 1994, AIG had total capital funds of $18.13 billion and $16.42 billion, respectively, and total borrowings of $18.23 billion and $17.52 billion, respectively.

     Total borrowings at June 30, 1995 and December 31, 1994 were as follows:

(in thousands)
- ---------------------------------------------------------

                                 1995            1994
- ---------------------------------------------------------
Borrowings under Obligations
  of
  Guaranteed Investment
  Agreements
  (GIA) -- AIGFP              $ 4,767,575     $ 5,535,318
- ---------------------------------------------------------
Commercial Paper:
  Funding                       1,444,187       1,211,280
  ILFC                          2,432,337*      1,960,545*
  AICCO                           626,464         617,734
- ---------------------------------------------------------
  Total                         4,502,988       3,789,559
- ---------------------------------------------------------
Medium Term Notes:
  ILFC                          2,306,435*      1,999,535*
  AIG                             115,000         155,000
- ---------------------------------------------------------
  Total                         2,421,435       2,154,535
- ---------------------------------------------------------
Notes and Bonds Payable:
  ILFC                          3,300,000*      2,950,000*
  AIGFP                         1,121,258       1,048,061
  AIG: Lire bonds                 159,067         159,067
     Zero coupon notes             69,483          65,831
- ---------------------------------------------------------
  Total                         4,649,808       4,222,959
- ---------------------------------------------------------
Loans and Mortgages Payable:
  AIGTG                           287,000         890,800
  ILFC                          1,343,241*        678,650*
  AIG                             257,997         247,656
- ---------------------------------------------------------
  Total                         1,888,238       1,817,106
- ---------------------------------------------------------
Total Borrowings               18,230,044      17,519,477
- ---------------------------------------------------------
Borrowings not guaranteed by
  AIG                           9,382,013       7,588,730
Matched GIA borrowings          4,767,575       5,535,318
- ---------------------------------------------------------
                               14,149,588      13,124,048
- ---------------------------------------------------------
Remaining borrowings of AIG   $ 4,080,456     $ 4,395,429
- ---------------------------------------------------------

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

     During 1994, AIG and Funding entered into two syndicated revolving credit facilities (the Facilities) aggregating $1 billion. The Facilities consist of a $500 million 364 day revolving credit facility and a $500 million five year revolving credit facility. The Facilities represent a consolidation of domestic and international bilateral lines of credit and can be used for general corporate purposes. The Facilities also provide backup for AIG's commercial paper programs administered by Funding. At June 30, 1995, there were no borrowings outstanding under either of the Facilities, nor were any borrowings outstanding through August 1, 1995.

     At June 30, 1995, ILFC increased the aggregate principal amount outstanding of its medium term and term notes to $5.61 billion, a net increase of $656.9 million. At June 30, 1995, ILFC had approximately $587 million in aggregate principal amount of debt securities registered for issuance from time to time. The funds used to purchase flight equipment are derived primarily from the proceeds of ILFC's debt financing. The primary sources for the repayment of this debt and the interest expense thereon are the lease receipts received and proceeds from the sale of flight equipment. During the first six months of 1995, ILFC obtained net financing of approximately $1.79 billion and sold $100 million of Market Auction Preferred Stock (MAPS) in February, 1995. These proceeds were used for the acquisition of flight equipment costing $2.40 billion. Additional funds were provided by operating cash flow and the sale of flight equipment. (See also the discussions under "Operational Review" and "Liquidity" herein.)

     During the first six months of 1995, AIG did not issue any medium term notes and $40.0 million of previously issued notes matured. At June 30, 1995, AIG had $247.0 million in aggregate principal amount of debt securities registered for issuance from time to time. (See also the discussion under "Derivatives" herein.)

     AIG's capital funds have increased $1.71 billion in the first six months of 1995. Unrealized appreciation of investments, net of taxes, increased $567.2 million, primarily resulting from the decline of domestic interest rates during the period. As a result of adopting Financial Accounting Standards No. 115 "Accounting for Certain Investments on Debt and Equity Securities" at December 31, 1993, unrealized appreciation of investments, net of taxes, is now subject to increased volatility resulting from the changes in the market value of bonds available for sale. The cumulative translation adjustment loss, net of taxes, increased $3.6 million. Retained earnings increased $1.13 billion, resulting from net income less dividends.

     Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At June 30, 1995, there were no significant statutory or regulatory issues which would impair AIG's financial condition, results of operations or liquidity. (See also the discussion under "Liquidity" herein.)

LIQUIDITY

At June 30, 1995, AIG's consolidated invested assets included approximately $2.35 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first six months of 1995 amounted to approximately $5.70 billion.

     Management believes that AIG's liquid assets, its net cash provided by operations, and access to the capital markets will enable it to meet any foreseeable cash requirements.

     AIG's liquidity is primarily derived from the cash flows of its general and life insurance operations.

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance pretax cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG's insurance operations generated approximately $5.6 billion in pretax cash flow during the first six months of 1995. Cash flow includes periodic premium collections, including policyholders' contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits, acquisition and operating expenses paid. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance investment operations generated approximately $1.7 billion in investment income cash flow during the first six months of 1995. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains.

     At June 30, 1995, the combined insurance pretax cash flow coupled with the cash and short-term investments of $2.09 billion provided the insurance operations with a significant amount of liquidity. This liquidity is available to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy and collateral and guaranteed loans. With this liquidity coupled with proceeds of approximately $8 billion from the maturities, sales and redemptions of fixed income securities and from the sales of marketable equity securities, AIG purchased approximately $12 billion of fixed income securities and marketable equity securities and granted $1.7 billion of mortgage loans on real estate, policy and collateral loans during the first six months of 1995.

     During 1995, AIG expects to receive approximately $1 billion for the redemption of held to maturity municipal bonds. During the first six months of 1995, approximately $400 million of these securities were redeemed. Through August 1, 1995 the redemptions of these bonds approximated $800 million. Prior to redemption, the yield on these bonds approximated eight percent. The current estimate of the yield on the reinvestment of the proceeds in bonds with similar characteristics is slightly less than six percent. AIG does not anticipate that these redemptions will have a significant effect on AIG's general investment income, operations, financial condition or liquidity.

     The following table is a summary of AIG's invested assets by significant segment, including investment income due and accrued and real estate, at June 30, 1995 and December 31, 1994:

(dollars in thousands)

- ------------------------------------------------------------------------------------------------------------------------
                                                          JUNE 30, 1995                           December 31, 1994
                                                     -----------------------                   -------------------------
                                                     INVESTED         PERCENT                  Invested         Percent
                                                      ASSETS          OF TOTAL                  Assets          of Total
   ---------------------------------------------------------------------------------------------------------------------
General insurance                                   $25,448,716           27.5%               $23,873,059           30.2%
Life insurance                                       32,462,475           35.2                 26,690,071           33.8
Financial services                                   33,945,749           36.8                 27,920,262           35.4
Other                                                   479,302            0.5                    491,548            0.6
- ------------------------------------------------------------------------------------------------------------------------
Total                                               $92,336,242          100.0%               $78,974,940          100.0%
- ------------------------------------------------------------------------------------------------------------------------

     The following tables summarize the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at June 30, 1995 and December 31, 1994:

(dollars in thousands)

- ---------------------------------------------------------------------------------------------------------------------------
                                                                                                       PERCENT DISTRIBUTION
                                                                                          PERCENT      --------------------
             JUNE 30, 1995                  GENERAL          LIFE            TOTAL        OF TOTAL     DOMESTIC     FOREIGN
- ---------------------------------------------------------------------------------------------------------------------------
FIXED MATURITIES:
  AVAILABLE FOR SALE, AT MARKET VALUE(a)  $ 5,669,537     $20,516,839     $26,186,376         45.2%        31.1%       68.9%
  HELD TO MATURITY, AT AMORTIZED COST(b)   14,369,008              --      14,369,008         24.8        100.0          --
EQUITY SECURITIES, AT MARKET VALUE(c)       2,772,626       2,303,596       5,076,222          8.8         28.4        71.6
MORTGAGE LOANS ON REAL ESTATE, POLICY
  AND
  COLLATERAL LOANS                             39,214       6,176,956       6,216,170         10.7         49.1        50.9
SHORT-TERM INVESTMENTS, INCLUDING TIME
  DEPOSITS, AND CASH                          845,978       1,244,687       2,090,665          3.6         15.4        84.6
REAL ESTATE                                   347,948         680,789       1,028,737          1.8         16.4        83.6
INVESTMENT INCOME DUE AND ACCRUED             485,052         565,923       1,050,975          1.8         55.3        44.7
OTHER INVESTED ASSETS                         919,353         973,685       1,893,038          3.3         47.7        52.3
- ---------------------------------------------------------------------------------------------------------------------------
TOTAL                                     $25,448,716     $32,462,475     $57,911,191        100.0%        50.0%       50.0%
- ---------------------------------------------------------------------------------------------------------------------------

(a)Includes $369,261 of bonds trading securities, at market value.
(b)Includes $443,708 of preferred stock, at amortized cost.
(c)Includes $50,799 of preferred stock, at market value.

(dollars in thousands)

- ---------------------------------------------------------------------------------------------------------------------------
                                                                                                       Percent Distribution
                                                                                          Percent      --------------------
           December 31, 1994                General          Life            Total        of Total     Domestic     Foreign
- ---------------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
  Available for sale, at market value(a)  $ 4,995,778     $16,890,709     $21,886,487         43.3%        32.2%       67.8%
  Held to maturity, at amortized cost(b)   13,454,310              --      13,454,310         26.6        100.0          --
Equity securities, at market value(c)       2,799,728       2,090,421       4,890,149          9.7         30.4        69.6
Mortgage loans on real estate, policy
  and
  collateral loans                             27,725       4,534,604       4,562,329          9.0         43.1        56.9
Short-term investments, including time
  deposits, and cash                          954,901       1,212,933       2,167,834          4.3         27.6        72.4
Real estate                                   364,115         648,938       1,013,053          2.0         18.0        82.0
Investment income due and accrued             446,745         471,281         918,026          1.8         57.5        42.5
Other invested assets                         829,757         841,185       1,670,942          3.3         50.9        49.1
- ---------------------------------------------------------------------------------------------------------------------------
Total                                     $23,873,059     $26,690,071     $50,563,130        100.0%        51.7%       48.3%
- ---------------------------------------------------------------------------------------------------------------------------

(a)Includes $163,956 of bonds trading securities, at market value.
(b)Includes $412,503 of preferred stock, at amortized cost.
(c)Includes $61,937 of preferred stock, at market value.

     With respect to fixed maturities, AIG's strategy is to invest in high quality securities while maintaining diversification to avoid significant exposure to issuer, industry and/or country concentrations. The growth in the percentage distribution of fixed maturities available for sale, at market value is primarily attributable to the decline in domestic interest rates.

     At June 30, 1995, approximately 56 percent of the fixed maturity investments were domestic securities. Approximately 40 percent of such domestic securities were rated AAA, less than two percent were below investment grade and less than two percent were not rated.

     A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services. However, similar credit quality rating services are not available in all overseas locations. Thus, AIG annually reviews the credit quality of the nonrated fixed income investments, including mortgages, in its foreign portfolio. AIG applies a scale similar to that of Moody's and S&P to the rating of these securities. Coupling the ratings of this internal review with those of the independent agencies indicates that approximately 42 percent of the foreign fixed income investments were rated AAA, less than one percent were deemed below investment grade and approximately 4 percent were not rated at December 31, 1994. These percent distributions have not significantly changed at June 30, 1995.

     Although AIG's fixed income insurance portfolios contain only minor amounts of securities below investment grade, potentially any fixed income security is subject to downgrade for a variety of reasons subsequent to any balance sheet date. There have been no significant downgrades as at August 1, 1995.

     At June 30, 1995, approximately 5 percent of the fixed maturities portfolio were Collateralized Mortgage Obligations (CMOs). All of the CMOs were investment grade and approximately 83 percent of the CMOs were backed by various U.S. government agencies. Thus, credit risk was minimal. CMOs are exposed to interest rate risk as the duration and ultimate realized yield would be affected by the accelerated prepayments of the underlying mortgages. There were no interest only or principal only CMOs.

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

     Mortgage loans on real estate, policy, collateral and guaranteed loans comprised 10.7 percent of AIG's insurance invested assets at June 30, 1995. AIG's insurance holdings of real estate mortgages amounted to $1.99 billion of which 30.8 percent was domestic. At June 30, 1995, no domestic mortgages and only a nominal amount of foreign mortgages were in default. At June 30, 1995, AIG's insurance holdings of collateral loans amounted to $834.6 million, all of which were foreign. It is AIG's practice to maintain a maximum loan to value ratio of 75 percent at loan origination. AIG's policy loans increased from $2.23 billion at December 31, 1994 to $3.39 billion at June 30, 1995, with approximately one billion dollars of this increase relating to the domestic corporate-owned life insurance product.

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

     The following table is a summary of the composition of AIG's financial services invested assets at June 30, 1995 and December 31, 1994. (See also the discussions under "Operational Review," "Capital Resources" and "Derivatives" herein.)

(dollars in thousands)

- -----------------------------------------------------------------------------------------------------------------------

                                                                  JUNE 30, 1995                  December 31, 1994
                                                             -----------------------          -------------------------
                                                             INVESTED         PERCENT         Invested         Percent
                                                              ASSETS          OF TOTAL          Asset          of Total
- -----------------------------------------------------------------------------------------------------------------------
Flight equipment primarily under operating leases, net of
  accumulated depreciation                                  $12,699,360          37.4%       $10,723,527          38.4%
Unrealized gain on interest rate and currency swaps,
  options and forward transactions                            7,115,557          21.0          4,650,743          16.7
Securities available for sale, at market value                4,087,537          12.0          3,796,792          13.6
Trading securities, at market value                           3,322,257           9.8          2,483,637           8.9
Securities purchased under agreements to resell, at
  contract value                                              1,232,616           3.6          1,209,403           4.3
Trade receivables                                             2,851,780           8.4          2,629,734           9.4
Spot commodities, at market value                             1,191,821           3.5            916,833           3.3
Other, including short-term investments                       1,444,821           4.3          1,509,593           5.4
- -----------------------------------------------------------------------------------------------------------------------
Total                                                       $33,945,749         100.0%       $27,920,262         100.0%
- -----------------------------------------------------------------------------------------------------------------------

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financing. The primary sources for the repayment of this debt and the interest expense thereon are the lease receipts received and proceeds from the sale of flight equipment. During the first six months of 1995, ILFC obtained net financing of approximately $1.79 billion and proceeds of $100 million from the sale of MAPS for the acquisition of flight equipment costing $2.40 billion. Additional funds were provided by operating cash flow and the sale of flight equipment.

     AIGFP's derivative transactions are carried at market value or at estimated fair value when market prices are not readily available. These values represent assessments of the present value of expected future cash flows. The recorded values of these transactions may be less than the values that might be realized, if AIGFP were to sell or close out the transactions prior to maturity. AIGFP reduces its economic risk exposure through similarly valued offsetting transactions including swaps, trading securities, forwards and futures. AIG believes that the impact of such limited liquidity would not be significant to AIG's financial condition or its overall liquidity. The significant increase in unrealized gain on interest rate and currency swaps, options and forward transactions resulted from the decline in the U.S. dollar relative to most major foreign currencies during the first six months of 1995. (See also the discussion under "Derivatives" herein.)

     Securities available for sale, at market value and securities purchased under agreements to resell are purchased with the proceeds of AIGFP's GIA financings and other long and short term borrowings. The decline in GIA borrowings since December 31, 1994, has been offset by the increase in certain other financial services liabilities such as securities sold under agreements to repurchase. (See also the discussion under "Capital Resources" herein.)

     Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At June 30, 1995, the average credit rating to this portfolio was AA as determined through rating agencies or internal review. There were no securities deemed below investment grade. There have been no significant downgrades through August 1, 1995. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP generally takes possession of securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

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

DERIVATIVES

Derivatives are financial arrangements among two or more parties whose returns are linked to or "derived" from some underlying stock, bond, commodity or other asset, or some index. Derivatives payments may be based on interest rates and exchange rates and/or prices of certain securities, certain commodities, or financial or commodity indices. The types of derivative arrangements in which AIG transacts are swaps, forwards, futures, options and related instruments.

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

     AIGFP does not seek to manage the market risk of each of its individual transactions through an individual offsetting transaction. Rather, AIGFP takes a portfolio approach to the management of its market risk exposure. AIGFP values its portfolio at market value or estimated fair value when market values are not readily available. These valuations represent an assessment of the present values of expected future cash flows of AIGFP's transactions and may include reserves for market risk as deemed appropriate by AIGFP's management. AIGFP evaluates the portfolio's discounted cash flows with reference to current market conditions, maturities within the portfolio and other relevant factors. Based upon this evaluation, AIGFP determines what, if any, offsetting transactions are necessary to reduce the market risk exposure of the portfolio.

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

     The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at June 30, 1995 were as follows:


(in thousands)
- -----------------------------------------------------------
                         GROSS        GROSS       BALANCE
                       UNREALIZED   UNREALIZED     SHEET
                         GAINS        LOSSES       AMOUNT
- -----------------------------------------------------------
Securities
  available for
  sale, at market
  value                $  205,100   $  208,900   $4,087,537
Unrealized
  gain/loss on
  interest rate and
  currency swaps,
  options and
  forward
  transactions          7,115,557    6,298,787           --
Trading securities,
  at market value              --           --    3,322,257
Securities sold but
  not yet
  purchased,
  principally
  obligations of
  the U.S.
  government and
  government
  agencies, at
  market value                 --           --      730,755
Trade
  receivables(a)        5,173,907    2,721,231    2,851,780
Spot commodities,
  at market
  value(b)                171,868      138,165    1,191,821
Trade payables                 --    2,115,341    2,845,739
Spot commodities
  sold but not yet
  purchased, at
  market value            125,236       28,526      541,831
- -----------------------------------------------------------

(a)The net replacement value with respect to futures and forward contracts of AIGTG at June 30, 1995 was $2.51 billion.

(b)The net replacement value with respect to purchased option contracts of AIGTG at June 30, 1995 was $391.8 million.

     The interest rate risk on securities available for sale, at market, is managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At June 30, 1995, the unrealized gains and losses remaining after benefit of the offsets were $7.4 million and $11.2 million, respectively.

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

     The following tables provide the notional and contractual amounts of AIGFP's derivatives portfolio at June 30, 1995. The notional amounts used to express the extent of AIGFP's involvement in derivatives transactions represent a standard of measurement of the volume of AIGFP's swaps business. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual cash flows to be exchanged and are not paid or received, except for certain contracts such as currency swaps. The timing and the amount of cash flows relating to foreign exchange forwards and exchange traded futures and options contracts are determined by the contractual agreements.

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

     The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at June 30, 1995 and December 31, 1994:


(in thousands)
- -----------------------------------------------------------------------------------------------------------------------------
                                                             REMAINING LIFE
                                             ----------------------------------------------
                                                         AFTER ONE    AFTER FIVE
                                            WITHIN       YEAR BUT      YEARS BUT       AFTER
                                              ONE         WITHIN        WITHIN          TEN          TOTAL          Total
                                             YEAR       FIVE YEARS     TEN YEARS       YEARS          1995           1994
- -----------------------------------------------------------------------------------------------------------------------------
Interest rate, currency and
  equity/commodity swaps and swaptions:
Notional amount:
  Interest rate swaps                     $11,548,000   $62,764,000   $34,447,000   $ 9,621,000   $118,380,000   $105,581,000
  Currency swaps                            2,198,000    13,319,000     6,619,000     1,863,000     23,999,000     18,260,300
  Equity/commodity swaps                    1,689,000       529,000       702,000     1,611,000      4,531,000        817,000
  Swaptions                                 1,122,000     5,917,000     4,148,000     1,790,000     12,977,000      9,060,000
- -----------------------------------------------------------------------------------------------------------------------------
Total                                     $16,557,000   $82,529,000   $45,916,000   $14,885,000   $159,887,000   $133,718,300
- -----------------------------------------------------------------------------------------------------------------------------
Futures, options and forward contracts:
Exchange traded futures and options
  contracts contractual amount*           $22,120,277            --            --            --   $ 22,120,277   $ 13,182,900
- -----------------------------------------------------------------------------------------------------------------------------
Over the counter forward contracts
  contractual amount                      $ 2,759,000   $    78,000            --            --   $  2,837,000   $  2,048,700
- -----------------------------------------------------------------------------------------------------------------------------

*Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled.

     At June 30, 1995, the
counterparty credit quality by
derivative product with respect to
the net replacement value of AIGFP's
derivatives portfolio was as
follows:

(in thousands)

- ----------------------------------------------------------------------------------------------------------------------

                                                                   NET REPLACEMENT VALUE
                                                              --------------------------------
                                                                             FUTURES, OPTIONS
                                                             SWAPS AND              AND
                                                             SWAPTIONS       FORWARD CONTRACTS                TOTAL
- ----------------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                        $1,645,526                $ 43,870             $1,689,396
  AA                                                         2,240,975                   45,811              2,286,786
  A                                                          1,652,720                      712              1,653,432
  BBB                                                        1,421,841                       --              1,421,841
  Below investment grade                                        30,754                       --                 30,754
  Not externally rated -- exchanges                                 --                   33,348                 33,348
- ----------------------------------------------------------------------------------------------------------------------
Total                                                        $6,991,816                $123,741             $7,115,557
- ----------------------------------------------------------------------------------------------------------------------

     At June 30, 1995, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)

- ----------------------------------------------------------------------------------------------------------------------

                                                                   NET REPLACEMENT VALUE
                                                              --------------------------------
                                                                             FUTURES, OPTIONS
                                                             SWAPS AND              AND
                                                             SWAPTIONS       FORWARD CONTRACTS                 TOTAL
- ----------------------------------------------------------------------------------------------------------------------
Non-U.S. banks                                               $3,091,811                $ 16,472             $3,108,283
Insured municipalities                                         637,381                       --                637,381
U.S. industrials                                               601,800                       --                601,800
Governmental                                                   836,160                       --                836,160
Non-U.S. financial service companies                            92,939                       --                 92,939
Non-U.S. industrials                                           655,466                      133                655,599
Special purpose                                                 67,589                       --                 67,589
U.S. banks                                                     229,532                   33,097                262,629
U.S. financial service companies                               520,108                   40,691                560,799
Supranationals                                                 259,030                       --                259,030
Exchanges                                                           --                   33,348                 33,348
- ----------------------------------------------------------------------------------------------------------------------
Total                                                        $6,991,816                $123,741             $7,115,557
- ----------------------------------------------------------------------------------------------------------------------

     The following tables provide the notional and contractual amounts of AIGTG's derivatives portfolio at June 30, 1995. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the June 30, 1995 balances based upon the expected timing of the future cash flows.

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

     The gross replacement values presented represent the sum of the estimated fair values of all of AIGTG's derivatives contracts at June 30, 1995. These values do not represent the credit risk to AIGTG.

     Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement value most closely represents the net credit risk to AIGTG or the maximum amount exposed to potential loss.

     The following tables present
AIGTG's derivatives portfolio and
associated credit exposure, if
applicable, by maturity and type of
derivative at June 30, 1995 and
December 31, 1994:


(in thousands)
- -----------------------------------------------------------------------------------------------------------------------------
                                                               REMAINING LIFE
                                                -------------------------------------------
                                                             AFTER ONE    AFTER FIVE
                                                WITHIN       YEAR BUT     YEARS BUT     AFTER
                                                 ONE          WITHIN        WITHIN       TEN         TOTAL          Total
                                                 YEAR       FIVE YEARS    TEN YEARS     YEARS         1995           1994
- -----------------------------------------------------------------------------------------------------------------------------
Futures and forward contracts and interest
  swaps:
  Exchange traded futures contracts
    contractual amount(a)                    $ 30,836,839   $ 3,697,885   $   90,063   $     --   $ 34,624,787   $ 21,504,155
- -----------------------------------------------------------------------------------------------------------------------------
  Over the counter forward contracts
    contractual amount(b)                    $222,765,049   $13,550,864   $2,205,869   $509,400   $239,031,182   $191,178,023
- -----------------------------------------------------------------------------------------------------------------------------
Futures and forward contracts and interest
  swaps:
  Credit exposure:
    Gross replacement value                  $  4,440,968   $   614,565   $   99,676   $ 18,698   $  5,173,907   $  3,531,000
    Master netting arrangements                (2,149,060)     (357,370)     (69,685)   (10,190)    (2,586,305)    (1,577,407)
    Collateral                                    (77,445)           --           --         --        (77,445)       (82,747)
- -----------------------------------------------------------------------------------------------------------------------------
Net replacement value(c)                     $  2,214,463   $   257,195   $   29,991   $  8,508   $  2,510,157   $  1,870,846
- -----------------------------------------------------------------------------------------------------------------------------

(a)Exchange traded futures are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled.

(b)Includes interest rate swaps with notional amounts of approximately $4.27 billion and $549.0 million at June 30, 1995 and December 31, 1994, respectively.

(c)The net replacement values with respect to futures and forward contracts are presented as a component of trade receivables in the accompanying balance sheet.


(in thousands)
- -----------------------------------------------------------------------------------------------------------------------------
                                                               REMAINING LIFE
                                                -------------------------------------------
                                                             AFTER ONE    AFTER FIVE
                                                WITHIN       YEAR BUT     YEARS BUT     AFTER
                                                 ONE          WITHIN        WITHIN       TEN         TOTAL          Total
                                                 YEAR       FIVE YEARS    TEN YEARS     YEARS         1995           1994
- -----------------------------------------------------------------------------------------------------------------------------
Option contracts:
Contractual amounts for purchased options:
  Exchange traded(a)                         $  1,779,911   $   174,529           --         --   $  1,954,440   $  1,410,501
  Over the counter                             20,553,404     2,491,913           --         --     23,045,317     13,826,578
- -----------------------------------------------------------------------------------------------------------------------------
Total                                        $ 22,333,315   $ 2,666,442           --         --   $ 24,999,757   $ 15,237,079
- -----------------------------------------------------------------------------------------------------------------------------
Credit exposure for purchased options:
  Gross replacement value                    $    475,207   $   122,874   $    3,050         --   $    601,131   $    369,499
  Master netting arrangements                    (152,376)      (56,559)          --         --       (208,935)       (71,773)
  Collateral                                         (425)           --           --         --           (425)       (22,594)
- -----------------------------------------------------------------------------------------------------------------------------
Net replacement value(b)                     $    322,406   $    66,315   $    3,050         --   $    391,771   $    275,132
- -----------------------------------------------------------------------------------------------------------------------------
Contractual amounts for sold options(c)      $ 22,491,913   $ 2,709,999           --         --   $ 25,201,912   $ 14,157,868
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

     At June 30, 1995, the counterparty credit quality by derivative product with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:


(in thousands)
- ------------------------------------------------------------------------------------------------------------------------
                                                                  NET REPLACEMENT VALUE
                                                    -------------------------------------------------
                                                  FUTURES AND FORWARD CONTRACTS
                                                     AND INTEREST RATE SWAPS          PURCHASED OPTIONS         TOTAL
- ------------------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                      $   242,138                    $  52,262           $  294,400
  AA                                                           961,136                      159,558            1,120,694
  A                                                            581,557                       81,442              662,999
  BBB                                                           76,109                        4,626               80,735
  Below investment grade                                        28,654                        5,384               34,038
  Not externally rated, including exchange
    traded futures and options                                 620,563                       88,499              709,062
- ------------------------------------------------------------------------------------------------------------------------
Total                                                      $ 2,510,157                    $ 391,771           $2,901,928
- ------------------------------------------------------------------------------------------------------------------------

     At June 30, 1995, the counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:


(in thousands)
- ------------------------------------------------------------------------------------------------------------------------
                                                                  NET REPLACEMENT VALUE
                                                    -------------------------------------------------
                                                  FUTURES AND FORWARD CONTRACTS
                                                     AND INTEREST RATE SWAPS          PURCHASED OPTIONS         TOTAL
- ------------------------------------------------------------------------------------------------------------------------
Non-U.S. banks                                             $   876,311                    $ 175,477           $1,051,788
U.S. industrials                                               331,879                       12,492              344,371
Governmental                                                   187,768                       23,861              211,629
Non-U.S. financial service companies                            49,200                       16,677               65,877
Non-U.S. industrials                                           164,002                       58,819              222,821
U.S. banks                                                     391,164                       40,083              431,247
U.S. financial service companies                               210,233                       38,197              248,430
Exchanges                                                      299,600                       26,165              325,765
- ------------------------------------------------------------------------------------------------------------------------
Total                                                      $ 2,510,157                    $ 391,771           $2,901,928
- ------------------------------------------------------------------------------------------------------------------------

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

     Management of AIG's liquidity profile is designed to ensure that even under adverse conditions AIG is able to raise funds at the most economical cost to fund maturing liabilities and capital and liquidity requirements of its subsidiaries. Sources of funds considered in meeting these objectives include guaranteed investment agreements, issuance of long and short-term debt, maturities and sales of securities available for sale, securities sold under repurchase agreements, trade payables, securities and spot commodities sold, not yet purchased, issu-ance of equity, and cash provided from operations. AIG's strong capital position is integral to managing liquidity, as it enables AIG to raise funds in diverse markets worldwide. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

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

RECENT DEVELOPMENTS

In May 1995, the Board of Directors of AIG declared a common stock split in the form of a 50 percent common stock dividend which was paid July 28, 1995 to shareholders of record on June 30, 1995. A quarterly dividend of 8.5 cents per share was declared on the common stock, payable September 22, 1995 to shareholders of record on September 8, 1995.

     For the six month periods ended June 30, 1995 and 1994, the earnings per common share on net income prior to the common stock split in the form of a 50 percent common stock dividend were $3.82 and $3.33, respectively. Earnings per common share on net income after providing for the effect of the common stock split in the form of a 50 percent common stock dividend were $2.54 and $2.22, respectively.

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

     At December 31, 1994, the adjusted capital of each of AIG's four domestic life companies exceeded each of their RBC standards by considerable margins. There has been no significant change during the first six months of 1995.

     RBC standards for property and casualty insurers were finalized in principle in December 1993 and were effective with the 1994 statutory financial statements. At December 31, 1994, the adjusted capital of each of AIG's domestic general companies exceeded each of their RBC standards by considerable margins. Additionally, no AIG company is on any regulatory or similar "watch list". There has been no significant change during the first six months of 1995.

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

     FASB 121 is effective for AIG commencing January 1, 1996. AIG does not anticipate adopting FASB 121 before that date. AIG believes that the adoption of this statement will have an immaterial impact on the results of operations, financial condition and liquidity.

PART II -- OTHER INFORMATION

ITEM #4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on May 24, 1995, the shareholders:

(a) elected sixteen directors as follows:

                              NOMINEE                               SHARES FOR   SHARES WITHHELD
    ------------------------------------------------------------    ----------   ---------------
    M. Bernard Aidinoff.........................................    281,731,089     3,208,433
    Lloyd M. Bentsen............................................    283,853,293     1,086,229
    Marshall A. Cohen...........................................    284,025,162       914,360
    Barber B. Conable, Jr.......................................    284,014,711       924,811
    Martin Feldstein............................................    284,031,225       908,297
    Houghton Freeman............................................    283,625,429     1,314,093
    Leslie L. Gonda.............................................    284,005,609       933,913
    Maurice R. Greenberg........................................    283,602,546     1,336,976
    Carla A. Hills..............................................    281,753,470     3,186,052
    Frank J. Hoenemeyer.........................................    284,013,384       926,138
    John J. Howell..............................................    284,005,863       933,659
    Edward E. Matthews..........................................    284,016,473       923,049
    Dean P. Phypers.............................................    284,045,568       893,954
    John J. Roberts.............................................    283,591,163     1,348,359
    Ernest E. Stempel...........................................    283,585,078     1,354,444
    Thomas R. Tizzio............................................    283,620,633     1,318,889

(b) approved, by a vote of 268,573,834 shares to 15,034,426 shares, with 1,331,262 abstentions, a proposal to amend the Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 500,000,000 shares to 1,000,000,000 shares;

(c) approved, by a vote of 284,234,340 shares to 260,772 shares with 444,410 abstentions, a proposal to select Coopers & Lybrand L.L.P. as independent accountants for 1995;

(d) rejected, by a vote of 43,224,942 shares for and 221,519,449 shares against, with 6,105,035 shares abstaining and 14,090,096 shares not voting, a shareholder proposal requesting AIG to change the composition of the Nominating Committee; and

(e) rejected, by a vote of 14,602,410 shares for and 245,331,905 shares against, with 10,915,111 shares abstaining and 14,090,096 shares not voting, a shareholder proposal requesting AIG to initiate a study relating to investment in tobacco companies.

PART II -- OTHER INFORMATION

ITEM #6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
        See accompanying Exhibit Index.

     (b) There have been no reports on Form 8-K filed during the quarter ended June 30, 1995.

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

                                            AMERICAN INTERNATIONAL GROUP, INC.

                                          --------------------------------------
                                                       (Registrant)

                                                 s/s HOWARD I. SMITH

                                          --------------------------------------
                                                     Howard I. Smith
                                               Executive Vice President and
                                                       Comptroller
                                                (Chief Accounting Officer)

Dated: August 11, 1995

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