Form 10-Q
period 1995-09-30
AMERICAN INTERNATIONAL GROUP INC
filed 1995-11-14
CIK 5272

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

             FOR THE TRANSITION PERIOD FROM           TO

       FOR QUARTER ENDED SEPTEMBER 30, 1995 COMMISSION FILE NUMBER 1-8787

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

                              YES  [ X ]  NO  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995 474,091,562.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       AMERICAN INTERNATIONAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                      1995            1994
                                                                  ------------    ------------
                                                                  (UNAUDITED)
ASSETS:
  Investments and cash:
     Fixed maturities:
       Bonds held to maturity, at amortized cost (market value:
          1995 -- $14,447,600; 1994 -- $13,109,700).............  $ 13,737,437     $ 13,041,807
       Bonds available for sale, at market value (amortized
          cost: 1995 -- $25,452,000; 1994 -- $22,207,300).......    26,315,245       21,812,600
       Bonds trading securities, at market value (cost:
          1995 -- $390,600; 1994 -- $172,000)...................       396,326          163,956
       Preferred stocks, at amortized cost (market value:
          1995 -- $618,200; 1994 -- $424,800)...................       454,817          412,503
     Equity securities:
       Common stocks (cost: 1995 -- $4,547,000;
          1994 -- $4,607,800)...................................     5,035,007        5,002,668
       Non-redeemable preferred stocks (cost: 1995 -- $83,200;
          1994 -- $85,900)......................................        84,818           96,503
     Mortgage loans on real estate, policy and collateral
       loans -- net.............................................     7,108,225        5,353,074
     Financial services assets:
       Flight equipment primarily under operating leases, net of
          accumulated depreciation (1995 -- $1,177,700;
          1994 -- $959,100).....................................    12,822,081       10,723,527
       Securities available for sale, at market value (cost:
          1995 -- $4,393,100; 1994 -- $3,794,100)...............     4,389,244        3,796,792
       Trading securities, at market value......................     3,312,390        2,483,637
       Spot commodities, at market value........................     1,067,802          916,833
       Unrealized gain on interest rate and currency swaps,
          options and forward transactions......................     6,246,530        4,650,743
       Trade receivables........................................     2,893,612        2,629,734
       Securities purchased under agreements to resell, at
          contract value........................................     1,365,182        1,209,403
     Other invested assets......................................     2,445,881        1,953,015
     Short-term investments, at cost which approximates market
       value....................................................     2,114,572        2,467,453
     Cash.......................................................        88,741           76,237
                                                                  ------------     ------------
            Total investments and cash..........................    89,877,910       76,790,485
  Investment income due and accrued.............................     1,190,150          927,951
  Premiums and insurance balances receivable -- net.............     9,722,066        8,802,207
  Reinsurance assets............................................    17,053,457       16,289,607
  Deferred policy acquisition costs.............................     5,641,265        5,132,245
  Investments in partially-owned companies......................       781,041          645,167
  Real estate and other fixed assets, net of accumulated
     depreciation (1995 -- $1,264,400; 1994 -- $1,129,500)......     1,791,386        1,865,244
  Separate and variable accounts................................     2,412,018        2,297,605
  Other assets..................................................     1,818,494        1,595,606
                                                                  ------------     ------------
            Total assets........................................  $130,287,787     $114,346,117
                                                                  ============     ============

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                      1995             1994
                                                                  ------------     ------------
                                                                   (UNAUDITED)
LIABILITIES:
  Reserve for losses and loss expenses..........................  $ 33,279,298     $ 31,435,355
  Reserve for unearned premiums.................................     7,035,491        6,318,754
  Future policy benefits for life and accident and health
     insurance contracts........................................    20,048,047       17,432,222
  Policyholders' contract deposits..............................     8,911,688        6,487,426
  Other policyholders' funds....................................     2,057,991        1,951,358
  Reserve for commissions, expenses and taxes...................     1,466,406        1,319,183
  Insurance balances payable....................................     1,844,603        1,462,545
  Funds held by companies under reinsurance treaties............       357,127          382,853
  Income taxes payable:
     Current....................................................       162,944          420,569
     Deferred...................................................       397,690           33,031
  Financial services liabilities:
     Borrowings under obligations of guaranteed investment
       agreements...............................................     5,013,582        5,535,318
     Securities sold under agreements to repurchase, at contract
       value....................................................     2,140,466        1,342,064
     Trade payables.............................................     3,082,182        2,108,263
     Securities sold but not yet purchased, principally
       obligations of the U.S. Government and Government
       agencies, at market value................................       495,972          192,898
     Spot commodities sold but not yet purchased, at market
       value....................................................       716,365          369,089
     Unrealized loss on interest rate and currency swaps,
       options and forward transactions.........................     5,292,921        3,659,450
     Deposits due to banks and other depositors.................       617,911          655,973
     Commercial paper...........................................     2,488,313        1,960,545
     Notes, bonds and loans payable.............................     8,695,668        7,567,046
  Commercial paper..............................................     1,444,429        1,829,014
  Notes, bonds, loans and mortgages payable.....................       533,887          627,554
  Separate and variable accounts................................     2,412,018        2,297,605
  Other liabilities.............................................     2,767,306        2,336,341
                                                                  ------------     ------------
            Total liabilities...................................   111,262,305       97,724,456
                                                                  ------------     ------------
  Preferred shareholders' equity in subsidiary company..........       300,000          200,000
CAPITAL FUNDS:
  Common stock, $2.50 par value: 1,000,000,000 shares
     authorized; shares issued 1995 -- 506,084,176;
     1994 -- 337,390,984........................................     1,265,211          843,477
  Additional paid-in capital....................................       132,815          565,410
  Unrealized appreciation of investments, net of taxes..........       876,875          184,556
  Cumulative translation adjustments, net of taxes..............      (402,069)        (288,074)
  Retained earnings.............................................    17,064,288       15,340,928
  Treasury stock, at cost; 1995 -- 31,992,614;
     1994 -- 21,550,358 shares of common stock..................      (211,638)        (224,636)
                                                                  ------------     ------------
            Total capital funds.................................    18,725,482       16,421,661
                                                                  ------------     ------------
            Total liabilities and capital funds.................  $130,287,787     $114,346,117
                                                                  ============     ============

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                  NINE MONTHS                THREE MONTHS
                                              ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                            -----------------------     -----------------------
                                              1995          1994          1995          1994
                                            ---------     ---------     ---------     ---------
General insurance operations:
Net premiums written...................... $9,070,598    $8,321,504    $3,046,371    $2,820,609
Change in unearned premium reserve........   (557,158)     (649,653)     (135,573)     (182,162)
                                            ---------     ---------     ---------     ---------
Net premiums earned.......................  8,513,440     7,671,851     2,910,798     2,638,447
Net investment income.....................  1,143,424     1,062,547       385,616       356,653
Realized capital gains....................     61,675        55,587        14,119         7,099
                                            ---------     ---------     ---------     ---------
                                            9,718,539     8,789,985     3,310,533     3,002,199
                                            ---------     ---------     ---------     ---------
Losses and loss expenses incurred.........  6,486,607     6,025,791     2,178,092     2,025,533
Underwriting expenses.....................  1,745,817     1,563,847       617,418       553,427
                                            ---------     ---------     ---------     ---------
                                            8,232,424     7,589,638     2,795,510     2,578,960
                                            ---------     ---------     ---------     ---------
Operating income..........................  1,486,115     1,200,347       515,023       423,239
                                            ---------     ---------     ---------     ---------
Life insurance operations:
Premium income............................  5,863,977     4,849,759     2,026,826     1,678,104
Net investment income.....................  1,645,447     1,272,354       585,878       437,099
Realized capital gains....................     16,085        62,701        14,337        29,982
                                            ---------     ---------     ---------     ---------
                                            7,525,509     6,184,814     2,627,041     2,145,185
                                            ---------     ---------     ---------     ---------
Death and other benefits..................  2,439,560     1,939,849       866,323       696,781
Increase in future policy benefits........  2,689,991     2,204,626       936,605       726,612
Acquisition and insurance expenses........  1,617,843     1,354,905       543,673       476,743
                                            ---------     ---------     ---------     ---------
                                            6,747,394     5,499,380     2,346,601     1,900,136
                                            ---------     ---------     ---------     ---------
Operating income..........................    778,115       685,434       280,440       245,049
                                            ---------     ---------     ---------     ---------
Agency and service fee operating income...     45,886        42,496        13,920        13,326
Financial services operating income.......    288,940       314,490        95,455       100,347
Equity in income of minority-owned
  insurance operations....................     59,244        38,381        20,125        16,360
Other realized capital gains (losses).....    (23,883)      (41,513)       (9,579)      (21,826)
Minority interest.........................    (27,723)      (18,719)      (10,215)       (7,906)
Other income (deductions) -- net              (62,738)      (53,500)      (26,302)      (20,276)
                                            ---------     ---------     ---------     ---------
Income before income taxes................  2,543,956     2,167,416       878,867       748,313
                                            ---------     ---------     ---------     ---------
Income taxes (benefits) -- Current........    694,185       648,854       218,229       222,492
                        -- Deferred.......     13,144       (79,277)       29,952       (16,706)
                                            ---------     ---------     ---------     ---------
                                              707,329       569,577       248,181       205,786
                                            ---------     ---------     ---------     ---------
Net income................................ $1,836,627    $1,597,839     $ 630,686    $  542,527
                                           ==========    ==========    ==========    ==========
Earnings per common share (a):
Net income................................ $     3.87    $     3.36    $     1.33    $     1.14
                                           ==========    ==========    ==========    ==========
Cash dividends per common share........... $    0.238    $    0.210    $    0.085    $    0.077
                                           ==========    ==========    ==========    ==========
Average shares outstanding (a)............    473,986       475,233       474,130       474,552
                                           ----------    ----------    ----------    ----------

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

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                          NINE MONTHS
                                                                      ENDED SEPTEMBER 30,
                                                                   --------------------------
                                                                      1995            1994
                                                                   -----------     ----------
Cash Flows From Operating Activities:
Net income.....................................................    $ 1,836,627    $ 1,597,839
                                                                   -----------    -----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Non-cash revenues, expenses, gains and losses included in
     income:
  Change in:
     General and life insurance reserves.......................      4,749,997      4,448,738
     Premiums and insurance balances receivable and payable --
       net.....................................................       (537,801)      (585,007)
     Reinsurance assets........................................       (763,850)      (614,176)
     Deferred policy acquisition costs.........................       (509,020)      (668,338)
     Investment income due and accrued.........................       (262,199)       (57,763)
     Funds held under reinsurance treaties.....................        (25,726)       (35,987)
     Other policyholders' funds................................        106,633        159,205
     Current and deferred income taxes -- net..................       (244,481)       (78,976)
     Reserve for commissions, expenses and taxes...............        147,223        254,609
     Other assets and liabilities -- net.......................        203,558         93,871
     Trade receivables and payables -- net.....................        710,041       (664,101)
     Trading securities, at market value.......................       (828,753)       (49,773)
     Spot commodities, at market value.........................       (150,969)      (623,172)
     Net unrealized gain on interest rate and currency swaps,
       options and forward transactions........................         37,684       (287,414)
     Securities purchased under agreements to resell...........       (155,779)        29,452
     Securities sold under agreements to repurchase............        798,402       (111,378)
     Securities sold but not yet purchased.....................        303,074        553,688
     Spot commodities sold but not yet purchased, at market
       value...................................................        347,276        197,885
  Realized capital gains.......................................        (53,877)       (76,776)
  Equity in income of partially-owned companies and other
     invested assets...........................................        (81,673)       (60,628)
  Depreciation expenses, principally flight equipment..........        540,984        418,331
  Change in cumulative translation adjustments.................        (90,648)        70,573
  Other -- net.................................................        (48,529)        88,770
                                                                   -----------     ----------
  Total Adjustments............................................      4,191,567      2,401,633
                                                                   -----------     ----------
Net cash provided by operating activities......................      6,028,194      3,999,472
                                                                   -----------     ----------

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                          NINE MONTHS
                                                                      ENDED SEPTEMBER 30,
                                                                   --------------------------
                                                                      1995            1994
                                                                   -----------     ----------
Cash Flows From Investing Activities:
  Cost of fixed maturities, at amortized cost matured or
     redeemed..................................................        805,900        451,611
  Cost of bonds, at market sold................................      5,926,255      6,004,055
  Cost of bonds, at market matured or redeemed.................      2,229,751      1,145,938
  Cost of equity securities sold...............................      1,949,312      1,935,316
  Realized capital gains.......................................         53,877         76,776
  Purchases of fixed maturities................................    (13,138,722)   (11,185,332)
  Purchases of equity securities...............................     (2,000,054)    (2,728,734)
  Mortgage, policy and collateral loans granted................     (2,471,324)    (1,867,120)
  Repayments of mortgage, policy and collateral loans..........        646,268        534,190
  Sales of securities available for sale.......................      1,579,593      3,798,730
  Maturities of securities available for sale..................        347,652        595,786
  Purchases of securities available for sale...................     (2,524,482)    (2,903,288)
  Sales of flight equipment....................................        417,736        166,068
  Purchases of flight equipment................................     (2,795,462)    (2,020,742)
  Net additions to real estate and other fixed assets..........       (239,863)      (300,653)
  Sales or distributions of other invested assets..............        183,232        171,481
  Investments in other invested assets.........................       (418,550)      (511,144)
  Change in short-term investments.............................        352,881        911,806
  Investments in partially-owned companies.....................        (32,664)       (52,095)
                                                                   -----------     ----------
Net cash used in investing activities..........................     (9,128,664)    (5,777,351)
                                                                   -----------     ----------
Cash Flows From Financing Activities:
  Change in policyholders' contract deposits...................      2,424,262      1,557,151
  Change in deposits due to banks and other depositors.........        (38,062)       (91,792)
  Change in commercial paper...................................        143,183         88,436
  Proceeds from notes, bonds, loans and mortgages payable......      3,964,311      3,469,316
  Repayments on notes, bonds, loans and mortgages payable......     (2,847,854)    (1,680,413)
  Proceeds from guaranteed investment agreements...............      2,817,006      2,331,808
  Maturities of guaranteed investment agreements...............     (3,338,742)    (3,724,632)
  Proceeds from subsidiary company preferred stock issued......         98,476             --
  Proceeds from common stock issued............................         16,213         10,360
  Cash dividends to shareholders...............................       (113,267)       (99,801)
  Acquisition of treasury stock................................        (17,201)      (150,592)
  Other - net..................................................          4,649             --
                                                                   -----------     ----------
Net cash provided by financing activities......................      3,112,974      1,709,841
                                                                   -----------     ----------
Change in cash.................................................         12,504        (68,038)
Cash at beginning of period....................................         76,237        157,481
                                                                   -----------     ----------
Cash at end of period..........................................    $    88,741     $   89,443
                                                                   ===========     ==========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995

a) These statements are unaudited. In the opinion of management, all adjustments consisting of normal recurring accruals have been made for a fair presentation of the results shown.

b) Earnings per share of American International Group, Inc. (AIG) are based on the weighted average number of common shares outstanding during the period, adjusted to reflect all stock splits. The effect of potentially dilutive securities is not significant.

     Cash dividends per common share reflect a common stock split in the form of a 50 percent common stock dividend paid July 28, 1995. The quarterly dividend rate per common share, commencing with the dividend paid September 22, 1995 is $0.085.

c) Supplemental cash flow information for the nine month periods ended September 30, 1995 and 1994 is as follows:

                                                               1995         1994
                                                             --------     --------
                                                             (IN THOUSANDS)
            Income taxes paid..............................  $918,000     $627,900
            Interest paid..................................  $939,200     $729,200

d) In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Awards of Stock-Based Compensation to Employees" (FASB 123). FASB 123 establishes accounting and reporting standards for stock-based employee compensation plans. These plans include stock option and stock purchase plans. FASB 123 provides employers a choice: Adopt FASB 123 accounting standards for all stock compensation arrangements which requires the recognition of expensing the fair value of virtually all stock compensation awards; or, continue to account for stock options and other forms of stock compensation under the current accounting standards (APB No. 25 "Accounting for Stock Issued to Employees") while also providing the disclosure required under FASB 123. AIG expects to adopt the disclosure requirements of FASB 123 effective for the year ended December 31, 1995 financial statements.

e) For further information, refer to the Form 10-K filing of AIG for the year ended December 31, 1994.

                       AMERICAN INTERNATIONAL GROUP, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONAL REVIEW

General Insurance Operations

General insurance operations for the nine month periods ending September 30, 1995 and 1994 were as follows:

(in thousands)
---------------------------------------------------------

                                 1995             1994
---------------------------------------------------------
Net premiums written:
  Domestic                    $5,957,527       $5,627,708
  Foreign                      3,113,071        2,693,796
---------------------------------------------------------
Total                         $9,070,598       $8,321,504
---------------------------------------------------------
Net premiums earned:
  Domestic                    $5,527,863       $5,136,910
  Foreign                      2,985,577        2,534,941
---------------------------------------------------------
Total                         $8,513,440       $7,671,851
---------------------------------------------------------
Adjusted underwriting
  profit (loss):
  Domestic                    $   25,133       $  (79,200)
  Foreign                        255,883          161,413
---------------------------------------------------------
Total                         $  281,016       $   82,213
---------------------------------------------------------
Net investment income:
  Domestic                    $  918,550       $  850,707
  Foreign                        224,874          211,840
---------------------------------------------------------
Total                         $1,143,424       $1,062,547
---------------------------------------------------------
Operating income before
  realized capital gains:
  Domestic                    $  943,683       $  771,507
  Foreign                        480,757          373,253
---------------------------------------------------------
Total                         $1,424,440       $1,144,760
Realized capital gains            61,675           55,587
---------------------------------------------------------
Operating income              $1,486,115       $1,200,347
---------------------------------------------------------

     During the first nine months of 1995, the net premiums written and the net premiums earned in AIG's general insurance operations increased 9.0 percent and
11.0 percent, respectively, from those of 1994.

     The growth in net premiums written in the first nine months of 1995 over the same period of 1994 resulted from a combination of several factors. Domestically, AIG continued to achieve general price increases in certain commercial property and specialty casualty markets, as well as growth in personal lines. Overseas, growth was achieved through price and volume increases. Foreign general insurance operations produced 34.3 percent of the general insurance net premiums written in this period of 1995 and 32.4 percent in the same period of 1994.

     During the first nine months of 1995, the U.S. dollar declined in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, the translation of foreign net premiums written into U.S. dollars for the purposes of consolidation caused the increase in total net premiums written to be approximately three percentage points greater than it would have been if translated utilizing exchange rates prevailing in the first nine months of 1994.

     Net premiums written are initially deferred and earned based upon the terms of the underlying policies. The net unearned premium reserve constitutes the deferred revenues which are generally earned ratably over the policy period. Thus, the net unearned premium reserve is not fully recognized as net premiums earned until the end of the policy period.

     The statutory general insurance ratios for the nine month periods ended September 30, 1995 and 1994 were as follows:

                                        1995       1994
--------------------------------------------------------
Domestic:
  Loss Ratio                            85.53      87.51
  Expense Ratio                         14.82      14.56
--------------------------------------------------------
Combined Ratio                         100.35     102.07
--------------------------------------------------------
Foreign:
  Loss Ratio                            58.91      60.38
  Expense Ratio                         32.06      32.68
--------------------------------------------------------
Combined Ratio                          90.97      93.06
--------------------------------------------------------
Consolidated:
  Loss Ratio                            76.19      78.54
  Expense Ratio                         20.74      20.42
--------------------------------------------------------
Combined Ratio                          96.93      98.96
--------------------------------------------------------

     AIG's results reflect the net impact with respect to incurred losses of catastrophes approximating $70 million and $55 million in the first nine months of 1995 and 1994, respectively. During the first nine months of 1995, AIG's gross incurred losses from catastrophes approximated $150 million. The Kobe Japan earthquake which struck in early 1995 resulted in gross and net incurred losses to AIG of approximately $73 million and $30 million, respectively. A substantial portion of the remaining balances resulted from storms which struck the midwestern and southern states.

     The Northridge earthquake which struck the Los Angeles area of California in January 1994, resulted in gross and net incurred losses to AIG of approximately $174 million and $55 million, respectively. AIG did not record any catastrophe losses in the third quarter of 1994.

     If these catastrophes were excluded from each nine months period's losses incurred, the pro forma consolidated statutory general insurance ratios would be as follows:

---------------------------------------------------------
                                       1995        1994
---------------------------------------------------------
Loss Ratio                             75.37       77.83
Expense Ratio                          20.74       20.42
---------------------------------------------------------
Combined Ratio                         96.11       98.25
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

     Adjusted underwriting profit or loss (operating income less net investment income and realized capital gains) represents statutory underwriting profit or loss adjusted primarily for changes in deferred acquisition costs. The adjusted underwriting profit in the first nine months of 1995 was $281.0 million compared to an adjusted underwriting profit of $82.2 million recorded in the same period of 1994. This improvement is a result of growth in AIG's foreign general insurance operations and improved loss experience both domestically and overseas. AIG's objective continues to be disciplined underwriting, especially in the domestic primary casualty market, and AIG does not seek net premium growth where rates do not adequately reflect its assessment of exposures.

     General insurance net investment income in the first nine months of 1995 increased 7.6 percent when compared to the same period of 1994. The growth in net investment income was primarily attributable to new cash flow for investment. The new cash flow was generated from general insurance operating net cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     General insurance realized capital gains were $61.7 million in the first nine months of 1995, and $55.6 million in the same period of 1994. These realized gains resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale and trading fixed maturities as well as redemptions of fixed maturities.

     General insurance operating income in the first nine months of 1995 increased 23.8 percent when compared to the same period of 1994. The contribution of general insurance operating income to income before income taxes was 58.4 percent in the first nine months of 1995 compared to 55.4 percent in the same period of 1994. The growth rate and increase in the percentage contribution in the first nine months of 1995 resulted from the increased adjusted underwriting profit and the growth of net investment income.

     A period to period comparison of operating income may be significantly influenced by the catastrophe losses in any one year as well as the volatility from one year to the next in realized capital gains. Adjusting each year to exclude the effects of both catastrophe losses and realized capital gains, operating income would have increased by 24.6 percent in 1995.

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

     AIG's general reinsurance assets resulting from its reinsurance arrangements amounted to $17.05 billion at September 30, 1995. A credit exposure exists with respect to reinsurance recoverable when under the terms of the reinsurance arrangements any reinsurer may not be able to reimburse AIG. With respect to its reinsurance relationships, AIG manages its credit risk by transacting with reinsurers that it considers financially sound; and, when necessary, AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods. The applica-tion of this collateral against balances due or any changes to the amount of collateral are based on the development of losses recoverable on an individual reinsurer basis. This development includes losses incurred but not reported
(IBNR). At December 31, 1994, approximately 59 percent of reinsurance recoverable was from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances are collateralized. The remaining 41 percent of the reinsurance recoverable was from authorized reinsurers and over 90 percent of such balances were from reinsurers rated A- (excellent) or better, as rated by A.M. Best. Through September 30, 1995, these distribution percentages have not significantly changed. The A.M. Best rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness.

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

     At September 30, 1995, the consolidated general reinsurance assets of $17.05 billion include reinsurance recoverables for (i) paid losses and loss expenses of $1.47 billion and (ii) $13.78 billion with respect to the ceded reserve for losses and loss expenses, including ceded IBNR (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently. It is AIG's belief that the ceded reserves at September 30, 1995 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

     At September 30, 1995, general insurance reserves for losses and loss expenses (loss reserves) amounted to $33.28 billion, an increase of $1.84 billion or 5.9 percent over the prior year end. General insurance net loss reserves represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses, reduced by reinsurance recoverable net of an allowance for unrecoverable reinsurance and minor amounts of discounting related to certain workers' compensation claims. The net loss reserves increased $1.08 billion to $19.50 billion or 5.9 percent over the prior year end. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at September 30, 1995. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on such future results of operations.

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

     In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by changes in Superfund and waste dump site coverage issues. Additional liabilities could emerge for amounts in excess of the current reserves held. Although this emergence cannot now be reasonably estimated, it could have a material adverse impact on AIG's future operating results. The reserves carried for these claims at September 30, 1995 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. (See the previous discussion on reinsurance collectibility herein.)

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

     AIG's estimated gross and net IBNR with respect to asbestos and environmental claims were $415 million and $125 million at September 30, 1995 and $150 million and $30 million at December 31, 1994.

     A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined for the nine months ended September 30, 1995 and 1994 was as follows:

(in millions)
--------------------------------------------------------------------

                                1995                     1994
                        -------------------      -------------------
                          GROSS        NET         GROSS       NET
--------------------------------------------------------------------
Asbestos:
Reserve for losses and
  loss expenses at
  beginning of period    $  686.0     $130.2    $  656.0      $116.7
Losses and loss
  expenses incurred          62.3       (2.0)       85.0        28.8
Losses and loss
  expenses paid             (89.5)     (16.3)      (85.1)      (23.6)
--------------------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period              $  658.8     $111.9    $  655.9      $121.9
--------------------------------------------------------------------
Environmental:
Reserve for losses and
  loss expenses at
  beginning of period    $  728.1     $200.1    $  684.8      $191.5
Losses and loss
  expenses incurred         478.6      147.8       120.6        51.3
Losses and loss
  expenses paid            (154.4)     (43.3)     (114.0)      (43.2)
--------------------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period              $1,052.3     $304.6    $  691.4      $199.6
--------------------------------------------------------------------
Combined:
Reserve for losses and
  loss expenses at
  beginning of period    $1,414.1     $330.3    $1,340.8     $308.2
Losses and loss
  expenses incurred         540.9      145.8       205.6       80.1
Losses and loss
  expenses paid            (243.9)     (59.6)     (199.1)     (66.8)
-------------------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period              $1,711.1     $416.5    $1,347.3     $321.5
-------------------------------------------------------------------

     A summary of asbestos and
environmental claims count activity
for the nine month periods ended
September 30, 1995 and 1994 was as
follows:

------------------------------------------------------------------------------------------------------------------------
                                                        1995                                        1994
                                        -------------------------------------       ------------------------------------
                                        ASBESTOS    ENVIRONMENTAL    COMBINED       ASBESTOS    ENVIRONMENTAL   COMBINED
------------------------------------------------------------------------------------------------------------------------
Claims at beginning of period             5,947         16,223        22,170          5,522         16,661       22,183
Claims during period:
  Opened                                  1,365          2,832         4,197          1,033          2,674        3,707
  Settled                                  (111)          (444)         (555)           (67)          (396)        (463)
  Dismissed or otherwise resolved          (556)        (1,771)       (2,327)          (790)        (2,318)      (3,108)
------------------------------------------------------------------------------------------------------------------------
Claims at end of period                   6,645         16,840        23,485          5,698         16,621       22,319
------------------------------------------------------------------------------------------------------------------------

     The average cost per claim settled, dismissed or otherwise resolved for the nine month periods ended September 30, 1995 and 1994 was as follows:

-----------------------------------------------------------

                           1995                  1994
                      ---------------       ---------------
                      GROSS      NET        Gross      Net
-----------------------------------------------------------
Asbestos             $134,200  $24,400     $99,300  $27,500
Environmental          69,700   19,500      42,000   15,900
Combined               84,600   20,700      55,800   18,700
-----------------------------------------------------------

     Recently, an insurance rating agency developed a survival ratio to measure the number of years it would take a company to exhaust both its asbestos and environmental reserves for losses and loss expenses based on that company's current level of asbestos and environmental claims payments. The higher the ratio, the more years the reserves for losses and loss expenses cover these claims payments. These ratios are computed based on the respective ending reserves for losses and loss expenses over the respective claims settlements during the fiscal year. Such payments include indemnity payments and legal and loss adjustment payments. It should be noted, however, that this is an extremely simplistic approach to measuring asbestos and environmental reserve levels. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided have significant impact on the amount of asbestos and environmental losses and loss expense reserves, ultimate payments thereof and the resultant ratio. In addition to the study published by that insurance rating agency, other published studies project significantly lower ultimate costs for toxic waste cleanups for the insurance industry.

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

     Accordingly, AIG's annualized survival ratios for involuntary asbestos and environmental claims, separately and combined, were estimated as follows for the nine month periods ended September 30, 1995 and 1994:

-----------------------------------------------------------

                           1995                  1994
                       -------------         --------------
                      GROSS      NET        Gross      Net
-----------------------------------------------------------
Involuntary survival
  ratios:
  Asbestos              5.5       5.1         5.8       3.9
  Environmental        13.5      11.4        10.4       7.4
  Combined              9.1       9.0         7.7       5.7
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

Life Insurance Operations

Life insurance operations for the nine months ended September 30, 1995 and 1994 were as follows:

(in thousands)
---------------------------------------------------------

                                1995             1994
---------------------------------------------------------
Premium income:
  Domestic                  $    354,939     $    276,546
  Foreign                      5,509,038        4,573,213
---------------------------------------------------------
Total                       $  5,863,977     $  4,849,759
---------------------------------------------------------
Net investment income:
  Domestic                  $    613,331     $    434,344
  Foreign                      1,032,116          838,010
---------------------------------------------------------
Total                       $  1,645,447     $  1,272,354
---------------------------------------------------------
Operating income before
  realized capital gains:
  Domestic                  $     41,209     $     27,017
  Foreign                        720,821          595,716
---------------------------------------------------------
Total                       $    762,030     $    622,733
Realized capital gains            16,085           62,701
---------------------------------------------------------
Operating income            $    778,115     $    685,434
---------------------------------------------------------
Life insurance in-force:
  Domestic                  $ 52,971,748     $ 38,517,983
  Foreign                    313,939,548      273,827,019
---------------------------------------------------------
Total                       $366,911,296     $312,345,002
---------------------------------------------------------

     AIG's life insurance operations continued to show growth as a result of overseas operations, particularly in Asia. AIG's life premium income in the first nine months of 1995 increased 20.9 percent over the same period in 1994. Foreign life operations produced 93.9 percent and 94.3 percent of the life premium income in 1995 and 1994, respectively.

     As previously discussed, the U.S. dollar declined in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, the translation of foreign life premium income into U.S. dollars for purposes of consolidation caused the increase in total premium income to be approximately five percentage points greater than it would have been if translated utilizing exchange rates prevailing in the first nine months of 1994.

     Life insurance net investment income increased 29.3 percent in the first nine months of 1995 over the same period in 1994. The growth in net investment income was primarily attributable to new cash flow for investment. The new cash flow was generated from life insurance operating net cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

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

     Life insurance realized capital gains were $16.1 million in the first nine months of 1995 and $62.7 million in the same period of 1994. These realized gains resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities and redemptions of fixed maturities.

     Life insurance operating income in the first nine months of 1995 increased
13.5 percent to $778.1 million from $685.4 million in the same period of 1994. Excluding realized capital gains from life insurance operating income, the percent increase would be 22.4 percent in 1995. The contribution of life insurance operating income to income before income taxes amounted to 30.6 percent in 1995 compared to 31.6 percent in 1994.

     The risks associated with the traditional life and accident and health products are underwriting risk and investment risk. The risk associated with the financial and investment contract products is investment risk.

     Underwriting risk represents the exposure to loss resulting from the actual policy experience emerging adversely in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses. AIG's life companies limit their maximum underwriting exposure on traditional life insurance of a single life to approximately $1.5 million of coverage by using yearly renewable term reinsurance. The life insurance operations have not entered into assumption reinsurance transactions or surplus relief transactions during the twelve month and nine month periods ended December 31, 1994 and September 30, 1995, respectively.

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

Agency and Service Fee Operations

Agency and service fee operating income in the nine months ended September 30, 1995 and 1994 was $45.9 million and $42.5 million, respectively. This was an increase of 8.0 percent. The increase in 1995 was due to increased commission revenue in certain of AIG's managing general agencies. Agency and service fee operating income contributed 1.8 percent to AIG's income before income taxes in 1995 compared to 2.0 percent in 1994.

Financial Services Operations

Financial services operations for the nine months ended September 30, 1995 and 1994 were as follows:

(in thousands)
----------------------------------------------------------

                                   1995           1994
----------------------------------------------------------
Revenues:
International Lease Finance
  Corp.                         $1,013,634     $  803,680
AIG Financial Products Corp.       179,069*       206,844*
AIG Trading Group Inc.             177,771*       180,502*
Other                              164,873        127,091
----------------------------------------------------------
Total                           $1,535,347     $1,318,117
----------------------------------------------------------
Operating income:
International Lease Finance
  Corp.                         $  199,683     $  188,332
AIG Financial Products Corp.        84,481         94,704
AIG Trading Group Inc.              40,292         45,671
Other, including intercompany
  adjustments                      (35,516)       (14,217)
----------------------------------------------------------
Total                           $  288,940     $  314,490
----------------------------------------------------------

* Represents net trading revenues.

     Financial services operating income decreased 8.1 percent in the first nine months of 1995 over the same period in 1994. The financial services operating income in 1995 decreased as a result of the declines in the operating income of AIG Financial Products Corp. and its subsidiaries (AIGFP), AIG Trading Group Inc. and its subsidiaries (AIGTG) and other minor AIG financial services operations.

     AIGFP participates in the derivatives dealer market conducting, as principal, an interest rate, currency and equity derivative products business which includes long-dated transactions. AIGFP also enters into guaranteed investment agreements. AIGFP's revenues and operating income in the first nine months of 1995 were less than those for the same period of 1994. These declines resulted from reduced activity in the market place, primarily during the first six months in 1995. Current and past performance may not provide a basis for predicting future performance. AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than from speculative transactions. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein.)

     International Lease Finance Corporation (ILFC) primarily engages in the acquisition of new and used commercial jet aircraft and the leasing and sale of such aircraft to airlines around the world. ILFC derives a substantial portion of its revenues from its leasing operations and is also engaged in the remarketing of commercial jets to and for airlines and financial institutions. As a result of the rising interest rate environment during 1994, ILFC's weighted average interest rate with respect to its borrowings increased during the first nine months of 1995 when compared to the same period in 1994. Although the increase in interest expense had some impact on ILFC's current lease margins, it is not anticipated that the aforementioned rise in interest rates will have any significant impact on future operating income as lease margins generally lag rising interest rates. Accordingly, ILFC has negotiated appropriate lease rates on any new contracts. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     ILFC is exposed to loss through non-performance of aircraft lessees, through owning aircraft which it would be unable to lease or re-lease at acceptable rates or sell at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At September 30, 1995, only 3 of 293 aircraft owned were not leased. At November 1, 1995, these 3 aircraft have been contracted for sale. All other aircraft remain leased. Currently, 77 percent of the fleet is leased to foreign carriers which produces approximately the same percent of ILFC's rental revenues. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     AIG Trading Group Inc. and its subsidiaries (AIGTG), derive a substantial portion of their revenues from market making and trading activities, as principals, in foreign exchange, interest rates, precious and base metals, petroleum and natural gas. AIGTG's operating income decreased in 1995 as a result of reduced activity and volatility of the markets in which AIGTG participates. (See also the discussions under "Liquidity" and "Derivatives" herein.)

     Financial services operating income represented 11.4 percent of AIG's income before income taxes in the first nine months of 1995. This compares to
14.5 percent in 1994.

Other Operations

In the first nine months of 1995, AIG's equity in income of minority-owned insurance operations was $59.2 million compared to $38.4 million in the same period of 1994. The equity interest in insurance companies represented 2.3 percent of income before income taxes in 1995, compared to 1.8 percent in 1994.

     Other realized capital losses amounted to $23.9 million and $41.5 million in the first nine months of 1995 and 1994, respectively.

     Minority interest represents minority shareholders' equity in income of certain consolidated subsidiaries. In the first nine months of 1995, minority interest amounted to $27.7 million compared to $18.7 million for the same period of 1994.

     Other income (deductions) -- net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially-owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In the first nine months of 1995 and 1994, net deductions amounted to $62.7 million and $53.5 million, respectively.

     Income before income taxes amounted to $2.54 billion during the first nine months of 1995 and $2.17 billion in 1994.

     In the first nine months of 1995, AIG recorded a provision for income taxes of $707.3 million compared to the provision of $569.6 million in the same period of 1994. These provisions represent effective tax rates of 27.8 percent in 1995 and 26.3 percent in 1994. The increase in the effective tax rate is in part due to the profitability of domestic general adjusted underwriting relative to income before income taxes and in part to foreign capital losses which do not provide a current benefit.

     Net income amounted to $1.84 billion in the first nine months of 1995 and $1.60 billion in the same period of 1994.

CAPITAL RESOURCES

At September 30, 1995 and December 31, 1994, AIG had total capital funds of $18.73 billion and $16.42 billion, respectively, and total borrowings of $18.18 billion and $17.52 billion, respectively.

     Total borrowings at September 30, 1995 and December 31, 1994 were as follows:

(in thousands)
------------------------------------------------------

                                 1995            1994
------------------------------------------------------
Borrowings under Obligations
  of
  Guaranteed Investment
  Agreements
  (GIA) -- AIGFP              $ 5,013,582     $ 5,535,318
------------------------------------------------------
Commercial Paper:
  Funding                         813,178       1,211,280
  ILFC                          2,488,313*      1,960,545*
  AICCO                           631,251         617,734
------------------------------------------------------
  Total                         3,932,742       3,789,559
------------------------------------------------------
Medium Term Notes:
  ILFC                          2,354,435*      1,999,535*
  AIG                             115,000         155,000
------------------------------------------------------
  Total                         2,469,435       2,154,535
------------------------------------------------------
Notes and Bonds Payable:
  ILFC                          3,300,000*      2,950,000*
  AIGFP                         1,764,119       1,048,061
  AIG: Lire bonds                 159,067         159,067
     Zero coupon notes             71,388          65,831
------------------------------------------------------
  Total                         5,294,574       4,222,959
------------------------------------------------------
Loans and Mortgages Payable:
  AIGTG                                --         890,800
  ILFC                          1,277,114*        678,650*
  AIG                             188,432         247,656
------------------------------------------------------
  Total                         1,465,546       1,817,106
------------------------------------------------------
Total Borrowings               18,175,879      17,519,477
------------------------------------------------------
Borrowings not guaranteed by
  AIG                           9,419,862       7,588,730
Matched GIA borrowings          5,013,582       5,535,318
------------------------------------------------------
                               14,433,444      13,124,048
------------------------------------------------------
Remaining borrowings of AIG   $ 3,742,435     $ 4,395,429
------------------------------------------------------

*AIG does not guarantee or support these borrowings.

     GIAs usually serve as the primary source of proceeds for AIGFP's investments in a diversified portfolio of securities and derivative transactions. (See also the discussions under "Operational Review", "Liquidity" and "Derivatives" herein.)

     AIG Funding, Inc. (Funding), through the issuance of commercial paper, fulfills the short-term cash requirements of AIG and its subsidiaries. Funding intends to continue to meet AIG's funding requirements through the issuance of commercial paper guaranteed by AIG. This issuance of commercial paper is subject to the approval of AIG's Board of Directors. AIGFP, ILFC and A.I. Credit Corp. (AICCO) issue commercial paper for the funding of their own operations. AIG guarantees AIGFP's commercial paper; AIG does not guarantee AICCO's or ILFC's commercial paper. However, AIG has entered into an agreement in support of AICCO's commercial paper. (See also the discussion under "Derivatives" herein.)

     During 1994, AIG and Funding entered into two syndicated revolving credit facilities (the Facilities) aggregating one billion dollars. The Facilities consist of a $500 million 364 day revolving credit facility and a $500 million five year revolving credit facility. The Facilities represent a consolidation of domestic and international bilateral lines of credit and can be used for general corporate purposes. The Facilities also provide backup for AIG's commercial paper programs administered by Funding. At September 30, 1995, there were no borrowings outstanding under either of the Facilities, nor were any borrowings outstanding through November 1, 1995.

     At September 30, 1995, ILFC increased the aggregate principal amount outstanding of its medium term and term notes to $5.65 billion, a net increase of $704.9 million. At September 30, 1995, ILFC had approximately $330 million in aggregate principal amount of debt securities registered for issuance from time to time. During October 1995, ILFC filed a shelf registration with respect to $2.10 billion of debt securities, under which $100 million was sold through October 31, 1995. The funds used to purchase flight equipment are derived primarily from the proceeds of ILFC's debt financing. The primary sources for the repayment of this debt and the interest expense thereon are the lease receipts received and proceeds from the sale of flight equipment. During the first nine months of 1995, ILFC obtained net financing of approximately $1.83 billion and sold $100 million of Market Auction Preferred Stock (MAPS) in February, 1995. These proceeds were used for the acquisition of flight equipment costing $2.80 billion. Additional funds were provided by operating cash flow and the sale of flight equipment. (See also the discussions under "Operational Review" and "Liquidity" herein.)

     During the first nine months of 1995, AIG did not issue any medium term notes and $40.0 million of previously issued notes matured. At September 30, 1995, AIG had $247.0 million in aggregate principal amount of debt securities registered for issuance from time to time. (See also the discussion under "Derivatives" herein.)

     AIG's capital funds have increased $2.30 billion in the first nine months of 1995. Unrealized appreciation of investments, net of taxes, increased $692.3 million, primarily resulting from the decline in domestic interest rates during the period. As a result of AIG's adoption of Financial Accounting Standards No. 115 "Accounting for Certain Investments on Debt and Equity Securities" at December 31, 1993, unrealized appreciation of investments, net of taxes, is now subject to increased volatility resulting from the changes in the market value of bonds available for sale. The cumulative translation adjustment loss, net of taxes, increased $114.0 million. Retained earnings increased $1.72 billion, resulting from net income less dividends.

     During the three month period ended September 30, 1995, AIG repurchased 220,000 shares of its common stock in the open market at a cost of $16.0 million; no shares were repurchased during the first six months of 1995.

     Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At September 30, 1995, there were no significant statutory or regulatory issues which would impair AIG's financial condition, results of operations or liquidity. (See also the discussion under "Liquidity" herein.)

LIQUIDITY

At September 30, 1995, AIG's consolidated invested assets included approximately $2.20 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first nine months of 1995 amounted to approximately $6.03 billion.

     Management believes that AIG's liquid assets, its net cash provided by operations, and access to the capital markets will enable it to meet any foreseeable cash requirements.

     AIG's liquidity is primarily derived from the cash flows of its general and life insurance operations.

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance pretax cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG's insurance operations generated approximately $8 billion in pretax cash flow during the first nine months of 1995. Cash flow includes periodic premium collections, including policyholders' contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits, acquisition and operating expenses paid. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance investment operations generated approximately $2.6 billion in investment income cash flow during the first nine months of 1995. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains.

     At September 30, 1995, the combined insurance pretax cash flow coupled with the cash and short-term investments of $1.80 billion provided the insurance operations with a significant amount of liquidity. This liquidity is available to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy and collateral and guaranteed loans. With this liquidity coupled with proceeds of approximately $11 billion from the maturities, sales and redemptions of fixed income securities and from the sales of marketable equity securities, AIG purchased approximately $15.2 billion of fixed income securities and marketable equity securities and granted $2.1 billion of mortgage loans on real estate, policy and collateral loans during the first nine months of 1995.

     During 1995, AIG expects to receive approximately one billion dollars for the redemption of held to maturity municipal bonds. During the first nine months of 1995, approximately $800 million of these securities were redeemed. Through November 1, 1995 the redemptions of these bonds approximated $950 million. Prior to redemption, the yield on these bonds approximated eight percent. The current estimate of the yield on the reinvestment of the proceeds in bonds with similar characteristics is approximately six percent. AIG does not anticipate that these redemptions will have a significant effect on AIG's general investment income, operations, financial condition or liquidity.

     The following table is a summary of AIG's invested assets by significant segment, including investment income due and accrued and real estate, at September 30, 1995 and December 31, 1994:

(dollars in thousands)
--------------------------------------------------------------------------------

                                                        SEPTEMBER 30, 1995                        December 31, 1994
                                                     -----------------------                   -----------------------
                                                     INVESTED         PERCENT                  Invested         Percent
                                                      ASSETS          OF TOTAL                  Assets          of Total
------------------------------------------------------------------------------------------------------------------------
General insurance                                   $25,349,407          27.5%                $23,873,059          30.2%
Life insurance                                       32,736,695          35.5                  26,690,071          33.8
Financial services                                   33,646,683          36.5                  27,920,262          35.4
Other                                                   472,258           0.5                     491,548           0.6
-----------------------------------------------------------------------------------------------------------------------
Total                                               $92,205,043         100.0%                $78,974,940         100.0%
-----------------------------------------------------------------------------------------------------------------------

     The following tables summarize the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at September 30, 1995 and December 31, 1994:

(dollars in thousands)
--------------------------------------------------------------------------------

                                                                                                 PERCENT DISTRIBUTION
                                                                                        PERCENT  --------------------
SEPTEMBER 30, 1995                         GENERAL         LIFE           TOTAL        OF TOTAL   DOMESTIC    FOREIGN
---------------------------------------------------------------------------------------------------------------------
FIXED MATURITIES:
  AVAILABLE FOR SALE, AT MARKET VALUE(A)  $ 5,782,849     $20,819,380     $26,602,229     45.9%     31.6%       68.4%
  HELD TO MATURITY, AT AMORTIZED COST(B)   14,192,254              --      14,192,254     24.4     100.0          --
EQUITY SECURITIES, AT MARKET VALUE(C)       2,690,101       2,218,108       4,908,209      8.5      31.2        68.8
MORTGAGE LOANS ON REAL ESTATE, POLICY
  AND COLLATERAL LOANS                         65,586       6,229,425       6,295,011     10.8      50.4        49.6
SHORT-TERM INVESTMENTS, INCLUDING TIME
  DEPOSITS, AND CASH                          647,385       1,152,046       1,799,431      3.1      15.5        84.5
REAL ESTATE                                   344,647         661,140       1,005,787      1.7      17.1        82.9
INVESTMENT INCOME DUE AND ACCRUED             479,164         696,786       1,175,950      2.0      55.6        44.4
OTHER INVESTED ASSETS                       1,147,421         959,810       2,107,231      3.6      46.8        53.2
---------------------------------------------------------------------------------------------------------------------
TOTAL                                     $25,349,407     $32,736,695     $58,086,102    100.0%     50.6%       49.4%
---------------------------------------------------------------------------------------------------------------------

(a)Includes $396,326 of bonds trading securities, at market value.
(b)Includes $454,817 of preferred stock, at amortized cost.
(c)Includes $49,352 of preferred stock, at market value.

(dollars in thousands)
--------------------------------------------------------------------------------

                                                                                                   Percent Distribution
                                                                                       Percent     -------------------
December 31, 1994                          General         Life           Total        of Total    Domestic    Foreign
----------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
  Available for sale, at market value(a)  $ 4,995,778     $16,890,709    $21,886,487     43.3%      32.2%       67.8%
  Held to maturity, at amortized cost(b)   13,454,310              --     13,454,310     26.6      100.0          --
Equity securities, at market value(c)       2,799,728       2,090,421      4,890,149      9.7       30.4        69.6
Mortgage loans on real estate, policy
  and collateral loans                         27,725       4,534,604      4,562,329      9.0       43.1        56.9
Short-term investments, including time
  deposits, and cash                          954,901       1,212,933      2,167,834      4.3       27.6        72.4
Real estate                                   364,115         648,938      1,013,053      2.0       18.0        82.0
Investment income due and accrued             446,745         471,281        918,026      1.8       57.5        42.5
Other invested assets                         829,757         841,185      1,670,942      3.3       50.9        49.1
----------------------------------------------------------------------------------------------------------------------
Total                                     $23,873,059     $26,690,071    $50,563,130    100.0%      51.7%       48.3%
----------------------------------------------------------------------------------------------------------------------

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

     At September 30, 1995, approximately 55 percent of the fixed maturity investments were domestic securities. Approximately 39 percent of such domestic securities were rated AAA, less than two percent were below investment grade and less than two percent were not rated.

     A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services. However, similar credit quality rating services are not available in all overseas locations. Thus, AIG annually reviews the credit quality of the nonrated fixed income investments, including mortgages, in its foreign portfolio. AIG applies a scale similar to that of Moody's and S&P to the rating of these securities. Coupling the ratings of this internal review with those of the independent agencies indicates that approximately 42 percent of the foreign fixed income investments were rated AAA, less than one percent were deemed below investment grade and approximately 4 percent were not rated at December 31, 1994. These percent distributions have not significantly changed at September 30, 1995.

     Although AIG's fixed income insurance portfolios contain only minor amounts of securities below investment grade, potentially any fixed income security is subject to downgrade for a variety of reasons subsequent to any balance sheet date. There have been no significant downgrades as at November 1, 1995.

     At September 30, 1995, approximately 6 percent of the fixed maturities portfolio were Collateralized Mortgage Obligations (CMOs). All of the CMOs were investment grade and approximately 77 percent of the CMOs were backed by various U.S. government agencies. Thus, credit risk was minimal. CMOs are exposed to interest rate risk as the duration and ultimate realized yield would be affected by the accelerated prepayments of the underlying mortgages. There were no interest only or principal only CMOs.

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

     Mortgage loans on real estate, policy, collateral and guaranteed loans comprised 10.8 percent of AIG's insurance invested assets at September 30, 1995. AIG's insurance holdings of real estate mortgages at that date amounted to $2.03 billion of which 32.5 percent was domestic. At September 30, 1995, no domestic mortgages and only a nominal amount of foreign mortgages were in default. At September 30, 1995, AIG's insurance holdings of collateral loans amounted to $815.1 million, all of which were foreign. It is AIG's practice to maintain a maximum loan to value ratio of 75 percent at loan origination. AIG's policy loans increased from $2.23 billion at December 31, 1994 to $3.45 billion at September 30, 1995, with approximately one billion dollars of this increase relating to the domestic corporate-owned life insurance product.

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

     The following table is a summary of the composition of AIG's financial services invested assets at September 30, 1995 and December 31, 1994. (See also the discussions under "Operational Review," "Capital Resources" and "Derivatives" herein.)

(dollars in thousands)
--------------------------------------------------------------------------------

                                                                SEPTEMBER 30, 1995               December 31, 1994
                                                             -----------------------          -----------------------
                                                             INVESTED         PERCENT         Invested         Percent
                                                              ASSETS          OF TOTAL          Asset          of Total
-----------------------------------------------------------------------------------------------------------------------
Flight equipment primarily under operating leases, net of
  accumulated depreciation                                  $12,822,081          38.1%       $10,723,527          38.4%
Unrealized gain on interest rate and currency swaps,
  options and forward transactions                            6,246,530          18.6          4,650,743          16.7
Securities available for sale, at market value                4,389,244          13.0          3,796,792          13.6
Trading securities, at market value                           3,312,390           9.8          2,483,637           8.9
Securities purchased under agreements to resell, at
  contract value                                              1,365,182           4.1          1,209,403           4.3
Trade receivables                                             2,893,612           8.6          2,629,734           9.4
Spot commodities, at market value                             1,067,802           3.2            916,833           3.3
Other, including short-term investments                       1,549,842           4.6          1,509,593           5.4
-----------------------------------------------------------------------------------------------------------------------
Total                                                       $33,646,683         100.0%       $27,920,262         100.0%
-----------------------------------------------------------------------------------------------------------------------

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financing. The primary sources for the repayment of this debt and the interest expense thereon are the lease receipts received and proceeds from the sale of flight equipment. During the first nine months of 1995, ILFC obtained net financing of approximately $1.83 billion and proceeds of $100 million from the sale of MAPS for the acquisition of flight equipment costing $2.80 billion. Additional funds were provided by operating cash flow and the sale of flight equipment.

     AIGFP's derivative transactions are carried at market value or at estimated fair value when market prices are not readily available. These values represent assessments of the present value of expected future cash flows. The recorded values of these transactions may be less than the values that might be realized if AIGFP were to sell or close out the transactions prior to maturity. AIGFP reduces its economic risk exposure through similarly valued offsetting transactions including swaps, trading securities, forwards and futures. AIG believes that the impact of such limited liquidity would not be significant to AIG's financial condition or its overall liquidity. The significant increase in unrealized gain on interest rate and currency swaps, options and forward transactions resulted from the decline in the U.S. dollar relative to most major foreign currencies during the first nine months of 1995. (See also the discussion under "Derivatives" herein.)

     Securities available for sale, at market value and securities purchased under agreements to resell are purchased with the proceeds of AIGFP's GIA financings and other long and short term borrowings. The decline in GIA borrowings since December 31, 1994 has been offset by the increase in certain other financial services liabilities such as securities sold under agreements to repurchase. (See also the discussion under "Capital Resources" herein.)

     Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At September 30, 1995, the average credit rating to this portfolio was AA as determined through rating agencies or internal review. There were no securities deemed below investment grade. There have been no significant downgrades through November 1, 1995. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP generally takes possession of securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

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

     The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at September 30, 1995 were as follows:

(in thousands)
------------------------------------------------------

                         GROSS        GROSS       BALANCE
                       UNREALIZED   UNREALIZED     SHEET
                         GAINS        LOSSES       AMOUNT
------------------------------------------------------
Securities
  available for
  sale, at market
  value                $  173,200   $  177,000   $4,389,244
Unrealized
  gain/loss on
  interest rate and
  currency swaps,
  options and
  forward
  transactions          6,246,530    5,292,921           --
Trading securities,
  at market value              --           --    3,312,390
Securities sold but
  not yet
  purchased,
  principally
  obligations of
  the U.S.
  government and
  government
  agencies, at
  market value                 --           --      495,972
Trade
  receivables(a)        4,765,296    2,004,634    2,893,612
Spot commodities,
  at market
  value(b)                222,487      128,309    1,067,802
Trade payables                 --    2,651,565    3,082,182
Spot commodities
  sold but not yet
  purchased, at
  market value            144,186      159,714      716,365
------------------------------------------------------

(a)The net replacement value with respect to futures and forward contracts and interest rate and currency swaps of AIGTG at September 30, 1995 was $2.39 billion.

(b)The net replacement value with respect to purchased option contracts of AIGTG at September 30, 1995 was $468.2 million.

     The interest rate risk on securities available for sale, at market, is managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At September 30, 1995, the unrealized gains and losses remaining after benefit of the offsets were $1.2 million and $5.1 million, respectively.

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

     The following tables provide the notional and contractual amounts of AIGFP's derivatives portfolio at September 30, 1995. The notional amounts used to express the extent of AIGFP's involvement in derivatives transactions represent a standard of measurement of the volume of AIGFP's swaps business. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual cash flows to be exchanged and are not paid or received, except for certain contracts such as currency swaps. The timing and the amount of cash flows relating to foreign exchange forwards and exchange traded futures and options contracts are determined by the contractual agreements.

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

     The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at September 30, 1995 and December 31, 1994:

(in thousands)
--------------------------------------------------------------------------------

                                                             REMAINING LIFE
                                            -----------------------------------------------
                                                         AFTER ONE    AFTER FIVE
                                            WITHIN       YEAR BUT      YEARS BUT       AFTER
                                             ONE          WITHIN        WITHIN          TEN          TOTAL          Total
                                             YEAR       FIVE YEARS     TEN YEARS       YEARS          1995           1994
------------------------------------------------------------------------------------------------------------------
Interest rate, currency and
  equity/commodity swaps and swaptions:
Notional amount:
  Interest rate swaps                    $ 25,995,000   $56,648,000   $30,187,000   $ 7,848,000   $120,678,000   $105,581,000
  Currency swaps                            6,250,000    12,400,000     5,107,000     2,323,000     26,080,000     18,260,300
  Equity/commodity swaps                      261,000        76,000            --        25,000        362,000        817,000
  Swaptions                                   545,000     5,308,000     2,906,000     1,556,000     10,315,000      9,060,000
------------------------------------------------------------------------------------------------------------------
Total                                    $ 33,051,000   $74,432,000   $38,200,000   $11,752,000   $157,435,000   $133,718,300
------------------------------------------------------------------------------------------------------------------
Futures, options and forward contracts:
Exchange traded futures and options
  contracts contractual amount*          $ 16,456,200            --            --            --   $ 16,456,200   $ 13,182,900
------------------------------------------------------------------------------------------------------------------
Over the counter forward contracts
  contractual amount                     $  1,721,000   $    60,000            --            --   $  1,781,000   $  2,048,700
------------------------------------------------------------------------------------------------------------------

*Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled.

     At September 30, 1995, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
--------------------------------------------------------------------------------

                                                                     NET REPLACEMENT VALUE
                                                                -------------------------------
                                                              SWAPS AND      FUTURES, OPTIONS AND
                                                              SWAPTIONS       FORWARD CONTRACTS                 TOTAL
------------------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                        $1,576,576            $  9,557                   $1,586,133
  AA                                                          2,239,042               6,276                    2,245,318
  A                                                           1,060,433               2,351                    1,062,784
  BBB                                                         1,288,476                  --                    1,288,476
  Below investment grade                                         33,312                  --                       33,312
  Not externally rated -- exchanges                                  --              30,507                       30,507
------------------------------------------------------------------------------------------------------------------------
Total                                                        $6,197,839            $ 48,691                   $6,246,530
------------------------------------------------------------------------------------------------------------------------

     At September 30, 1995, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
--------------------------------------------------------------------------------

                                                                     NET REPLACEMENT VALUE
                                                                -------------------------------
                                                              SWAPS AND      FUTURES, OPTIONS AND
                                                              SWAPTIONS       FORWARD CONTRACTS                 TOTAL
------------------------------------------------------------------------------------------------------------------------
Non-U.S. banks                                               $2,049,969            $ 16,903                   $2,066,872
Insured municipalities                                          697,660                  --                      697,660
U.S. industrials                                                841,798                  --                      841,798
Governmental                                                    814,033                  --                      814,033
Non-U.S. financial service companies                             20,287                  --                       20,287
Non-U.S. industrials                                            475,919                  --                      475,919
Special purpose                                                 457,046                  --                      457,046
U.S. banks                                                      232,996                 894                      233,890
U.S. financial service companies                                398,515                 387                      398,902
Supranationals                                                  209,616                  --                      209,616
Exchanges                                                            --              30,507                       30,507
------------------------------------------------------------------------------------------------------------------------
Total                                                        $6,197,839            $ 48,691                   $6,246,530
------------------------------------------------------------------------------------------------------------------------

     The following tables provide the notional and contractual amounts of AIGTG's derivatives portfolio at September 30, 1995. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the September 30, 1995 balances based upon the expected timing of the future cash flows.

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

     The gross replacement values presented represent the sum of the estimated fair values of all of AIGTG's derivatives contracts at September 30, 1995. These values do not represent the credit risk to AIGTG.

     Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement value most closely represents the net credit risk to AIGTG or the maximum amount exposed to potential loss.

     The following tables present
AIGTG's derivatives portfolio and
associated credit exposure, if
applicable, by maturity and type of
derivative at September 30, 1995 and
December 31, 1994:

(in thousands)
--------------------------------------------------------------------------------

                                                               REMAINING LIFE
                                                -------------------------------------------
                                                             AFTER ONE    AFTER FIVE
                                                WITHIN       YEAR BUT     YEARS BUT     AFTER
                                                 ONE          WITHIN        WITHIN       TEN         TOTAL          Total
                                                 YEAR       FIVE YEARS    TEN YEARS     YEARS         1995           1994
------------------------------------------------------------------------------------------------------------------
Futures and forward contracts and interest
  and currency swaps:
  Exchange traded futures contracts
    contractual amount(a)                    $ 32,566,103   $ 4,020,463   $   88,506   $     --   $ 36,675,072   $ 21,504,155
------------------------------------------------------------------------------------------------------------------
  Over the counter forward contracts
    contractual amounts                      $237,099,557   $10,645,042   $  209,650   $  5,934   $247,960,183   $190,628,989
------------------------------------------------------------------------------------------------------------------
  Interest rate and currency swaps:
  Notional amount:
    Interest rate swaps                      $  3,471,420   $ 3,761,510   $  399,631   $155,127   $  7,787,688   $    549,034
    Currency swaps                                110,790     1,781,910    1,900,747    600,489      4,393,936             --
------------------------------------------------------------------------------------------------------------------
Total                                        $  3,582,210   $ 5,543,420   $2,300,378   $755,616   $ 12,181,624   $    549,034
------------------------------------------------------------------------------------------------------------------
Futures and forward contracts and interest
  and currency swaps:
  Credit exposure:
    Gross replacement value                  $  3,954,937   $   406,263   $   68,209   $ 12,945   $  4,442,354   $  3,531,000
    Master netting arrangements                (1,806,917)      (74,351)     (33,995)    (4,253)    (1,919,516)    (1,577,407)
    Collateral                                   (133,978)           --           --         --       (133,978)       (82,747)
------------------------------------------------------------------------------------------------------------------
Net replacement value(b)                     $  2,014,042   $   331,912   $   34,214   $  8,692   $  2,388,860   $  1,870,846
------------------------------------------------------------------------------------------------------------------

(a)Exchange traded futures are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled.

(b)The net replacement values with respect to futures and forward contracts are presented as a component of trade receivables in the accompanying balance sheet.

(in thousands)
--------------------------------------------------------------------------------

                                                                 REMAINING LIFE
                                                    -----------------------------------------
                                                                              AFTER
                                                               AFTER ONE      FIVE
                                                   WITHIN       YEAR BUT    YEARS BUT    AFTER
                                                     ONE         WITHIN      WITHIN       TEN         TOTAL         Total
                                                    YEAR       FIVE YEARS   TEN YEARS    YEARS        1995          1994
------------------------------------------------------------------------------------------------------------------
Option contracts:
Contractual amounts for purchased options:
  Exchange traded(a)                             $ 2,197,039   $  121,550         --          --   $ 2,318,589   $ 1,410,501
  Over the counter                                23,177,602    2,729,837         --          --    25,907,439    13,826,578
------------------------------------------------------------------------------------------------------------------
Total                                            $25,374,641   $2,851,387         --          --   $28,226,028   $15,237,079
------------------------------------------------------------------------------------------------------------------
Credit exposure for purchased options:
  Gross replacement value                        $   568,186   $  127,451    $ 2,800          --   $   698,437   $   369,499
  Master netting arrangements                       (174,786)     (54,705)        --          --      (229,491)      (71,773)
  Collateral                                            (728)          --         --          --          (728)      (22,594)
------------------------------------------------------------------------------------------------------------------
Net replacement value(b)                         $   392,672   $   72,746    $ 2,800          --   $   468,218   $   275,132
------------------------------------------------------------------------------------------------------------------
Contractual amounts for sold options(c)          $25,802,295   $2,793,142         --          --   $28,595,437   $14,157,868
------------------------------------------------------------------------------------------------------------------

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

     At September 30, 1995, the counterparty credit quality by derivative product with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in thousands)
--------------------------------------------------------------------------------

                                                                NET REPLACEMENT VALUE
                                                -----------------------------------------------------
                                              FUTURES AND FORWARD CONTRACTS AND
                                              INTEREST RATE AND CURRENCY SWAPS        PURCHASED OPTIONS         TOTAL
------------------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                    $   172,742                      $  61,976           $  234,718
  AA                                                         850,435                        173,840            1,024,275
  A                                                          544,204                         96,003              640,207
  BBB                                                         55,470                          5,824               61,294
  Below investment grade                                      40,579                          2,861               43,440
  Not externally rated, including exchange
    traded futures and options                               725,430                        127,714              853,144
------------------------------------------------------------------------------------------------------------------------
Total                                                    $ 2,388,860                      $ 468,218           $2,857,078
------------------------------------------------------------------------------------------------------------------------

     At September 30, 1995, the counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in thousands)
--------------------------------------------------------------------------------

                                                                NET REPLACEMENT VALUE
                                                -----------------------------------------------------
                                              FUTURES AND FORWARD CONTRACTS AND
                                              INTEREST RATE AND CURRENCY SWAPS        PURCHASED OPTIONS         TOTAL
------------------------------------------------------------------------------------------------------------------------
Non-U.S. banks                                           $   738,032                      $ 213,722           $  951,754
U.S. industrials                                             298,987                          5,980              304,967
Governmental                                                 189,432                         25,982              215,414
Non-U.S. financial service companies                         253,985                         19,244              273,229
Non-U.S. industrials                                         134,962                         28,914              163,876
U.S. banks                                                   272,860                         49,094              321,954
U.S. financial service companies                             183,971                         78,858              262,829
Exchanges                                                    316,631                         46,424              363,055
------------------------------------------------------------------------------------------------------------------------
Total                                                    $ 2,388,860                      $ 468,218           $2,857,078
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

     At December 31, 1994, the adjusted capital of AIG's domestic general companies and of each of AIG's four domestic life companies exceeded each of their RBC standards by considerable margins. There has been no significant change during the first nine months of 1995. Additionally, no AIG company is on any regulatory or similar "watch list".

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

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Awards of Stock-Based Compensation to Employees" (FASB 123). FASB 123 establishes accounting and reporting standards for stock-based employee compensation plans. These plans include stock option and stock purchase plans. FASB 123 provides employers a choice: Adopt FASB 123 accounting standards for all stock compensation arrangements which requires the recognition of expensing the fair value of virtually all stock compensation awards; or, continue to account for stock options and other forms of stock compensation under the current accounting standards (APB No. 25 "Accounting for Stock Issued to Employees") while also providing the disclosure required under FASB 123. AIG expects to adopt the disclosure requirements of FASB 123 effective for the year ended December 31, 1995 financial statements.

PART II -- OTHER INFORMATION

ITEM #6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          See accompanying Exhibit Index.

     (b) There have been no reports on Form 8-K filed during the quarter ended September 30, 1995.

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

Dated: November 10, 1995

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION                                    LOCATION
------                               -----------                                    --------
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