Form 10-K
period 1995-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 1996-03-29
CIK 5272

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                    FORM 10-K

(Mark One)

   /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1995

                                       OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the Transition period from         to
                                         --------   -----------------
                          Commission file number 1-8787

                                   ----------

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

                                   ----------

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

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X               No
                              ---                 ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /.

     The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on January 31, 1996 was approximately $32,958,850,000 computed upon the basis of the closing sales price of the Common Stock on that date.

     As of January 31, 1996, there were outstanding 474,216,248 shares of Common Stock, $2.50 par value, of the registrant.

                      Documents Incorporated by Reference:

     The registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 20, 1996 is incorporated by reference in
Part III of this Form 10-K.
================================================================================

PART I
--------------------------------------------------------------------------------
ITEM 1. BUSINESS

American International Group, Inc. ("AIG"), a Delaware corporation, is a holding company which through its subsidiaries is primarily engaged in a broad range of insurance and insurance-related activities and financial services in the United States and abroad. AIG's primary activities include both general and life insurance operations. The principal insurance company subsidiaries are American Home Assurance Company ("American Home"), National Union Fire Insurance Company of Pittsburgh, Pa. ("National Union"), New Hampshire Insurance Company ("New Hampshire"), Lexington Insurance Company ("Lexington"), American International Underwriters Overseas, Ltd. ("AIUO"), American Life Insurance Company ("ALICO"), American International Assurance Company, Limited ("AIA"), Nan Shan Life Insurance Company, Ltd. ("Nan Shan"), The Philippine American Life Insurance Company ("PHILAM"), American International Reinsurance Company, Ltd. and United Guaranty Residential Insurance Company. For information on AIG's business segments, see Note 18 of Notes to Financial Statements.

     All per share information herein gives retroactive effect to all stock dividends and stock splits. As of January 31, 1996, beneficial ownership of approximately 16.0 percent, 3.5 percent and 2.4 percent of AIG's Common Stock, $2.50 par value ("Common Stock"), was held by Starr International Company, Inc. ("SICO"), The Starr Foundation and C. V. Starr & Co., Inc. ("Starr"), respectively.

     At December 31, 1995, AIG and its subsidiaries had approximately 34,500 employees.

     The following table shows the general development of the business of AIG on a consolidated basis, the contributions made to AIG's consolidated revenues and operating income and the assets held, in the periods indicated by its general insurance, life insurance, agency and service fee and financial services operations, equity in income of minority-owned insurance companies and realized capital gains (losses). (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 18 of Notes to Financial Statements.)

(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                            1995            1994            1993            1992               1991
===========================================================================================================================
General insurance operations:
  Gross premiums written                    $ 17,895,120    $ 16,392,409    $ 14,901,255    $ 13,615,715       $ 13,336,248
  Net premiums written                        11,893,022      10,865,753      10,025,903       9,138,528          9,146,394
  Net premiums earned                         11,405,731      10,286,831       9,566,640       9,209,390          9,104,632
  Adjusted underwriting profit (loss) (a)        361,583         147,517          10,391        (195,084)            (4,809)
  Net investment income                        1,545,717       1,435,092       1,340,480       1,252,086          1,163,461
  Realized capital gains                          68,075          52,487          65,264          67,134             89,275
  Operating income                             1,975,375       1,635,096       1,416,135       1,124,136          1,247,927
  Identifiable assets (b)                     56,074,024      51,372,100      46,981,720      42,416,509(b)      29,278,641
---------------------------------------------------------------------------------------------------------------------------
  Loss ratio                                        75.9            77.8            79.2            81.5               78.9
  Expense ratio                                     21.1            20.9            20.9            20.9               21.5
---------------------------------------------------------------------------------------------------------------------------
  Combined ratio                                    97.0            98.7           100.1           102.4              100.4
===========================================================================================================================
Life insurance operations:
  Premium income                               8,038,150       6,724,321       5,746,046       4,853,087          4,059,354
  Net investment income                        2,264,905       1,748,428       1,499,714       1,313,838          1,139,793
  Realized capital gains                          32,703          86,706          54,576          43,257             23,219
  Operating income                             1,090,605         952,484         781,611         667,453            561,839
  Identifiable assets (b)                     43,280,484      34,496,652      28,381,164      23,472,687(b)      19,986,909
  Insurance in-force at end of year          376,097,107     333,378,811     257,162,102     210,605,862        193,226,288
Agency and service fee operations:
  Commissions, management and other fees         260,018         236,778         237,738         225,686            211,210
  Net investment income                            1,855           1,162           1,903           2,611              4,754
  Operating income                                56,909          54,129          60,247          52,570             46,202
  Identifiable assets                            149,392         184,310         179,297         157,280            188,638
Financial services operations:
  Commissions, transaction and other fees      2,204,090       1,783,239       1,529,079       1,404,902          1,073,553
  Operating income                               417,741         404,853         390,038         346,442            222,156
  Identifiable assets                         36,833,772      30,660,776      25,514,258      27,138,230         20,485,838
Equity in income of minority-owned
  insurance operations                            81,722          56,005          39,589          27,929             28,806
Other realized capital losses                    (28,944)        (52,340)        (12,742)        (11,293)           (14,144)
Revenues (c)                                  25,874,022      22,358,709      20,068,287      18,388,627         16,883,913
Total assets                                 134,136,398     114,346,117     101,014,848      92,722,182         69,389,468
===========================================================================================================================

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

     The following table shows identifiable assets, revenues and income derived from operations in the United States and Canada and from operations in other countries for the year ended December 31, 1995. (See also Note 18 of Notes to Financial Statements.)

(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Percent of Total
                                                                                                         ---------------------------
                                                                   United States                Other    United States        Other
                                                      Total           and Canada            Countries       and Canada    Countries
====================================================================================================================================
General insurance operations:
  Net premiums earned                          $ 11,405,731          $ 7,322,531          $ 4,083,200             64.2%        35.8%
  Adjusted underwriting profit                      361,583               57,514              304,069             15.9         84.1
  Net investment income                           1,545,717            1,240,174              305,543             80.2         19.8
  Realized capital gains (losses)                    68,075               71,766               (3,691)              --           --
  Operating income                                1,975,375            1,369,454              605,921             69.3         30.7
  Identifiable assets                            56,074,024           44,046,477           12,027,547             78.6         21.4
Life insurance operations:
  Premium income                                  8,038,150              463,533            7,574,617              5.8         94.2
  Net investment income                           2,264,905              846,345            1,418,560             37.4         62.6
  Realized capital gains                             32,703                1,425               31,278              4.4         95.6
  Operating income                                1,090,605               60,439            1,030,166              5.5         94.5
  Identifiable assets                            43,280,484           12,061,000           31,219,484             27.9         72.1
Agency and service fee operations:
  Commissions, management and other fees            260,018              255,700                4,318             98.3          1.7
  Net investment income                               1,855                1,820                   35             98.1          1.9
  Operating income                                   56,909               54,038                2,871             95.0          5.0
  Identifiable assets                               149,392              149,392                   --            100.0           --
Financial services operations:
  Commissions, transaction and other fees         2,204,090            1,864,217              339,873             84.6         15.4
  Operating income                                  417,741              281,197              136,544             67.3         32.7
  Identifiable assets                            36,833,772           30,638,950            6,194,822             83.2         16.8
Equity in income of minority-owned
  insurance operations                               81,722               58,407               23,315             71.5         28.5
Other realized capital losses                       (28,944)             (28,880)                 (64)              --           --
Income before income taxes and cumulative
  effect of accounting changes                    3,465,883            1,698,606            1,767,277             49.0         51.0
Revenues                                         25,874,022           12,097,038           13,776,984             46.8         53.2
Total Assets                                    134,136,398           84,456,853           49,679,545             63.0         37.0
====================================================================================================================================

GENERAL INSURANCE OPERATIONS

AIG's general insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance. One or more of these companies is licensed to write substantially all of these lines in all states of the United States and in more than 100 foreign countries.

     AIG's business derived from brokers in the United States and Canada is conducted through its domestic brokerage group, consisting of American Home, National Union, Lexington and certain other insurance company subsidiaries of AIG. The primary casualty/risk management division of this group provides insurance and risk management programs for large corporate customers. The AIG global risk division designs and implements creative risk financing alternatives using the insurance and financial services capabilities of AIG. Also included are the operations of New Hampshire and its subsidiaries, which focus specifically on providing AIG products and services through brokers to middle market companies, and regional insurance companies which service the commercial middle market.

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

     AIG engages in mass marketing of personal lines coverages, primarily private passenger auto, through American International Insurance Company and New Hampshire Indemnity Company, Inc. as well as through its interests in the Robert Plan Corporation and 20th Century Industries.

     The business of United Guaranty Corporation ("UGC") and its subsidiaries is also included in the domestic operations of AIG. The principal business of the UGC subsidiaries is the writing of residential mortgage loan insurance, which is guaranty insurance on conventional first mortgage loans on single-family dwellings and condominiums. Such insurance protects lenders against loss if borrowers default. UGC subsidiaries also write commercial mortgage loan insurance covering first mortgage loans on commercial real estate, home equity and property improvement loan insurance on loans to finance residential property improvements, alterations and repairs and for other purposes not necessarily related to real estate, and rent guaranty insurance on commercial and industrial real estate. UGC had approximately $12 billion of mortgage guarantee risk in-force at December 31, 1995.

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

     During 1995 domestic general and foreign general insurance business accounted for 64.7 percent and 35.3 percent, respectively, of AIG's net premiums written.

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

     The following table summarizes general insurance premiums written and earned:

(in thousands)
--------------------------------------------------------------------------------
Years Ended December 31,                     Written                     Earned
================================================================================
1995
================================================================================
Gross premiums                           $17,895,120                $17,243,829
Ceded premiums                            (6,002,098)                (5,838,098)
--------------------------------------------------------------------------------
Net premiums                             $11,893,022                $11,405,731
================================================================================
1994
--------------------------------------------------------------------------------
Gross premiums                           $16,392,409                $15,665,787
Ceded premiums                            (5,526,656)                (5,378,956)
--------------------------------------------------------------------------------
Net premiums                             $10,865,753                $10,286,831
================================================================================
1993
--------------------------------------------------------------------------------
Gross premiums                           $14,901,255                $14,405,992
Ceded premiums                            (4,875,352)                (4,839,352)
--------------------------------------------------------------------------------
Net premiums                             $10,025,903                $ 9,566,640
================================================================================

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

     AIG is well diversified both in terms of lines of business and geographic locations. Of the general insurance lines of business, workers' compensation was approximately 13 percent of AIG's net premiums written. This line is well diversified geographically and is generally written on a loss sensitive basis which reduces its exposure to material uncertainty or risks.

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

     The following table is a summary of the general insurance operations, including ratios, by major operating category for the year ended December 31, 1995. (See also Note 18(b) of Notes to Financial Statements.)

(dollars in thousands)
-------------------------------------------------------------------------------------------------------------
                                                                   Ratio of            Ratio of
                                                                 Losses and        Underwriting
                                                              Loss Expenses            Expenses
                                     Net Premiums               Incurred to         Incurred to
                            -------------------------------    Net Premiums        Net Premiums      Combined
                                Written              Earned          Earned             Written         Ratio
=============================================================================================================
Foreign                     $ 4,202,815         $ 4,083,200            59.5                32.5          92.0
Commercial casualty (a)       5,895,757           5,645,281            82.7                13.8          96.5
Commercial property             452,323             403,037            81.4                19.0         100.4
Pools and associations (b)      400,951             394,088           152.1                15.1         167.2
Personal lines (c)              692,747             628,068            83.5                17.7         101.2
Mortgage guaranty               248,429             252,057            43.7                25.3          69.0
-------------------------------------------------------------------------------------------------------------
Total                       $11,893,022         $11,405,731            75.9                21.1          97.0
=============================================================================================================

(a) Including workers' compensation and retrospectively rated risks.
(b) Including involuntary pools.
(c) Including mass marketing and specialty programs.

     Loss and expense ratios of AIG's consolidated general insurance operations are set forth in the following table. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------
                                                         Ratio of        Ratio of
                                                       Losses and    Underwriting
                                                    Loss Expenses        Expenses
                                Net Premiums          Incurred to     Incurred to                                    Industry
                          ------------------------   Net Premiums    Net Premiums      Combined   Underwriting       Combined
Years Ended December 31,      Written       Earned         Earned         Written         Ratio         Margin          Ratio*
=============================================================================================================================
1995                      $11,893,022  $11,405,731           75.9            21.1          97.0            3.0          108.8
1994                       10,865,753   10,286,831           77.8            20.9          98.7            1.3          108.9
1993                       10,025,903    9,566,640           79.2            20.9         100.1           (0.1)         107.9
1992                        9,138,528    9,209,390           81.5            20.9         102.4           (2.4)         119.1
1991                        9,146,394    9,104,632           78.9            21.5         100.4           (0.4)         109.5
=============================================================================================================================

* Source: Best's Aggregates & Averages (Stock insurance companies, after dividends to policyholders) and the ratio for 1995 reflects estimated results provided by Conning & Company.

     During 1995, of the direct general insurance premiums written (gross premiums less return premiums and cancellations, excluding reinsurance assumed and before deducting reinsurance ceded), 7.2 percent and 8.9 percent were written in California and New York, respectively (no other state accounted for more than 5 percent of such premiums).

     There was no significant adverse effect on AIG's results of operations from the economic environments in any one state, country or geographic region for the year ended December 31, 1995.

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

     The "Analysis of Consolidated Net Loss and Loss Expense Reserve Development", which follows, presents the development of net loss and loss expense reserves for calendar years 1985 through 1995. The upper half of the table shows the cumulative amounts paid during successive years related to the opening loss reserves. For example, with respect to the net loss and loss expense reserve of $11,086.1 million as of December 31, 1988, by the end of 1995 (seven years later) $9,737.0 million had actually been paid in settlement of these net loss reserves. In addition, as reflected in the lower section of the table, the original reserve of $11,086.1 million was reestimated to be $11,301.5 million at December 31, 1995. This increase from the original estimate would generally be a combination of a number of factors, including reserves being settled for larger amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The redundancy (deficiency) depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective column heading. For example, the redundancy of $280.4 million at December 31, 1995 related to December 31, 1994 net losses and loss expense reserves of $18,418.9 million represents the cumulative amount by which reserves for 1994 and prior years have developed redundantly during 1995.

ANALYSIS OF CONSOLIDATED NET LOSSES AND
LOSS EXPENSE RESERVE DEVELOPMENT

(in millions)
-----------------------------------------------------------------------------------------
                                       1985       1986       1987        1988        1989
=========================================================================================
Reserve for Net Losses and Loss
  Expenses, December 31,          $ 4,034.9   $6,199.3   $8,670.7   $11,086.1   $12,958.5
Paid (Cumulative) as of:
  One Year Later                    1,576.1    2,300.1    2,619.2     3,266.9     3,940.3
  Two Years Later                   2,823.2    3,676.4    4,315.9     5,451.5     6,476.6
  Three Years Later                 3,321.1    4,340.7    5,496.6     6,904.5     8,350.8
  Four Years Later                  3,589.5    4,919.1    6,207.5     7,966.2     9,721.3
  Five Years Later                  3,886.5    5,260.3    6,757.2     8,792.1    10,764.8
  Six Years Later                   4,055.3    5,593.1    7,246.1     9,449.6    11,284.8
  Seven Years Later                 4,267.7    5,902.7    7,616.7     9,737.0
  Eight Years Later                 4,464.7    6,113.2    7,771.9
  Nine Years Later                  4,629.6    6,183.0
  Ten Years Later                   4,683.9
Net Liability Reestimated as of:
  End of Year                       4,034.9    6,199.3    8,670.7    11,086.1    12,958.5
  One Year Later                    4,164.2    6,268.3    8,523.6    10,923.8    12,844.5
  Two Years Later                   4,404.2    6,354.3    8,492.4    10,856.9    12,843.9
  Three Years Later                 4,502.0    6,397.5    8,488.1    10,811.9    12,809.2
  Four Years Later                  4,573.4    6,491.1    8,472.3    10,774.9    12,896.4
  Five Years Later                  4,672.4    6,531.2    8,472.0    10,805.1    13,064.6
  Six Years Later                   4,728.9    6,598.0    8,470.0    10,953.6    13,426.0
  Seven Years Later                 4,824.5    6,681.0    8,577.4    11,301.5
  Eight Years Later                 4,925.6    6,770.0    8,912.3
  Nine Years Later                  5,052.0    7,074.5
  Ten Years Later                   5,365.1
  Redundancy/(Deficiency)          (1,330.2)    (875.2)    (241.6)     (215.4)     (467.5)
=========================================================================================

(in millions)
------------------------------------------------------------------------------------------------------
                                       1990        1991        1992        1993       1994        1995
======================================================================================================
Reserve for Net Losses and Loss
  Expenses, December 31,          $14,699.2   $15,839.9   $16,756.8   $17,557.0  $18,418.9   $19,692.8
Paid (Cumulative) as of:
  One Year Later                    4,315.2     4,747.8     4,882.7     5,146.3    4,775.0
  Two Years Later                   7,349.7     8,015.4     8,289.4     8,241.7
  Three Years Later                 9,561.0    10,436.2    10,433.1
  Four Years Later                 11,223.5    11,814.8
  Five Years Later                 12,111.6
  Six Years Later
  Seven Years Later
  Eight Years Later
  Nine Years Later
  Ten Years Later
Net Liability Reestimated as of:
  End of Year                      14,699.2    15,839.9    16,756.8    17,557.0   18,418.9    19,692.8
  One Year Later                   14,596.2    15,828.1    16,807.0    17,434.3   18,138.5
  Two Years Later                  14,595.4    15,902.9    16,603.4    17,479.1
  Three Years Later                14,723.7    15,989.7    16,778.3
  Four Years Later                 14,965.4    16,254.2
  Five Years Later                 15,361.2
  Six Years Later
  Seven Years Later
  Eight Years Later
  Nine Years Later
  Ten Years Later
  Redundancy/(Deficiency)            (662.0)     (414.3)      (21.5)       77.9      280.4
======================================================================================================

     The trend depicted in the latest development year in the reestimated liability portion of the "Analysis of Consolidated Net Losses and Loss Expense Reserve Development" table indicates that the overall position of AIG's 1994 and prior reserves one year later is fairly comparable to the trends reflected in recent years. The variations in development from original reserves in the later years of the table are relatively insignificant both in terms of aggregate amounts and as a percentage of the initial reserve balances.

RECONCILIATION OF NET RESERVE FOR LOSSES AND
LOSS EXPENSES

(in millions)
--------------------------------------------------------------------------------
                                                1995          1994          1993
================================================================================
Net reserve for losses and loss
  expenses at beginning of year            $18,418.9     $17,557.0     $16,756.8
--------------------------------------------------------------------------------
Losses and loss expenses incurred:
  Current year                               8,935.4       8,158.4       7,530.7
  Prior years*                                (275.6)       (152.8)         45.3
================================================================================
                                             8,659.8       8,005.6       7,576.0
--------------------------------------------------------------------------------
Losses and loss expenses paid:
  Current year                               2,610.9       1,997.4       1,893.1
  Prior years                                4,775.0       5,146.3       4,882.7
================================================================================
                                             7,385.9       7,143.7       6,775.8
--------------------------------------------------------------------------------
Net reserve for losses and loss
  expenses at end of year                  $19,692.8     $18,418.9     $17,557.0
================================================================================

* Does not include the effects of foreign exchange adjustments which are reflected in the "Net Losses and Loss Expense Reserve Development" table.

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

     The reserve for losses and loss expenses as reported in AIG's Consolidated Balance Sheet at December 31, 1995, differs from the total reserve reported in the Annual Statements filed with state insurance departments and, where appropriate, with foreign regulatory authorities. The difference at December 31, 1995 is primarily because of minor discounting on certain workers' compensation claims, estimates for unrecoverable reinsurance and additional reserves relating to certain foreign operations. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

     The reserve for gross losses and loss expenses is prior to reinsurance and represents the accumulation for reported losses and IBNR. Management reviews the adequacy of established gross loss reserves in the manner previously described for net loss reserves.

     The "Analysis of Consolidated Gross Losses and Loss Expense Reserve Development", which follows, presents the development of gross losses and loss expense reserves for calendar years 1992 through 1995. As with the net losses and loss expense reserve development, the redundancies of $430.0 million, $509.7 million and $676.5 million for 1992, 1993 and 1994, respectively, are relatively insignificant both in terms of an aggregate amount and as a percentage of the initial reserve balance.

ANALYSIS OF CONSOLIDATED GROSS LOSSES AND
LOSS EXPENSE RESERVE DEVELOPMENT

(in millions)
--------------------------------------------------------------------------------
                                           1992       1993       1994       1995
================================================================================
Gross losses and loss
     expenses, December 31,           $28,156.8  $30,046.2  $31,435.4  $33,046.7
Paid (cumulative) as of:
     One Year Later                     7,280.9    8,807.1    7,640.0
     Two Years Later                   13,006.0   13,278.7
     Three Years Later                 16,432.3
Gross Liability Reestimated
     as of:
     End of Year                       28,156.8   30,046.2   31,435.4   33,046.7
     One Year Later                    28,253.4   29,865.9   30,758.9
     Two Years Later                   27,824.8   29,536.5
     Three Years Later                 27,726.8
Redundancy                                430.0      509.7      676.5
--------------------------------------------------------------------------------


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

     In the United States, AIG has four domestic life subsidiaries: American International Life Assurance Company of New York, AIG Life Insurance Company, Delaware American Life Insurance Company, and Pacific Union Assurance Company. These companies utilize multiple distribution channels including brokerage and career and general agents to offer primarily financial and investment products and specialty forms of accident and health coverage for individuals and groups, including employee benefit plans. The domestic life business comprised 5.8 percent of total life premium income in 1995.

     Life insurance operations in foreign countries comprised 94.2 percent of life premium income and 94.5 percent of operating income in 1995. AIG operates overseas principally through four subsidiary companies, ALICO, AIA , Nan Shan and PHILAM. Although ALICO is incorporated in Delaware, all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in approximately 50 countries located in Europe, Africa, Latin America, the Middle East, and the Far East, with Japan being the largest territory. AIA operates primarily in Hong Kong, Singapore, Malaysia and Thailand. Nan Shan operates primarily in Taiwan while PHILAM operates in the Philippines.

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

     The foreign life companies have approximately 105,000 career agents and sell their products largely to indigenous persons in local currencies. In addition to the agency outlets, these companies also distribute their products through direct marketing channels, such as mass marketing, and through brokers and other distribution outlets such as financial institutions.

     The following table summarizes the life insurance operating results for the year ended December 31, 1995. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

(dollars in thousands)
----------------------------------------------------------------------------------------------------
                                                                                        Average
                                              Net                        Direct     Termination Rate
                              Premium  Investment    Operating        Insurance     ----------------
                               Income      Income       Income(a)      In-Force     Lapse      Other
====================================================================================================
Individual:
     Life                  $5,990,812  $1,516,975   $  671,003     $297,763,160(b)    6.7%       2.4%
     Annuity                   95,112     407,148       38,134                 (c)
     Accident and health    1,144,076      85,713      291,541                 (c)
Group:
     Life                     367,614      24,208       30,029       78,333,947       8.8%       4.0%
     Pension                   51,503     216,233       18,408                 (c)
     Accident and health      389,033      23,103       19,923                 (c)
Realized capital gains             --          --       32,703                 (c)
Consolidation adjustments          --      (8,475)     (11,136)                (c)
----------------------------------------------------------------------------------------------------
Total                      $8,038,150  $2,264,905   $1,090,605     $376,097,107
====================================================================================================

(a)     Including income related to investment type products.
(b)     Including $193.2 billion of whole life insurance and endowments.
(c)     Not applicable.

INSURANCE INVESTMENT OPERATIONS

A significant portion of AIG's general and life operating revenues are derived from AIG's insurance investment operations. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 2, 8 and 18 of Notes to Financial Statements.)

     The following table is a summary of the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at December 31, 1995:

(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Percent Distribution
                                                                                                    Percent    --------------------
                                                                General         Life        Total  of Total    Domestic     Foreign
===================================================================================================================================
Fixed maturities:
     Available for sale, at market value(a)                 $ 9,068,133  $22,168,672  $31,236,805      50.9%       37.5%       62.5%
     Held to maturity, at amortized cost(b)                  11,545,530           --   11,545,530      18.8       100.0          --
Equity securities, at market value(c)                         3,011,249    2,131,897    5,143,146       8.4        35.8        64.2
Mortgage loans on real estate, policy and collateral loans       54,852    6,887,329    6,942,181      11.3        52.8        47.2
Short-term investments, including
     time deposits, and cash                                    636,709    1,231,817    1,868,526       3.0        25.6        74.4
Real estate                                                     345,336      660,954    1,006,290       1.6        17.3        82.7
Investment income due and accrued                               466,744      732,380    1,199,124       2.0        55.3        44.7
Other invested assets                                         1,421,878    1,055,991    2,477,869       4.0        50.6        49.4
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                       $26,550,431  $34,869,040  $61,419,471     100.0%       51.0%       49.0%
===================================================================================================================================

(a) Includes $428,296 of bonds trading securities, at market value.
(b) Includes $459,505 of preferred stocks, at amortized cost.
(c) Includes $38,989 of preferred stocks, at market value.

     The following table summarizes the investment results of the general insurance operations. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of Notes to Financial Statements.)

(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------
                           Annual Average Cash and Invested Assets
                          -----------------------------------------
                                 Cash                                                  Rate of Return
                           (including                                       Net     ---------------------  Realized
                           short-term      Invested                  Investment               Invested      Capital
Years Ended December 31,  investments)       Assets(a)        Total      Income(b)  Total(c)    Assets(d)     Gains
-------------------------------------------------------------------------------------------------------------------
1995                       $  795,805   $24,415,940     $25,211,745  $1,545,717       6.1%         6.3%     $68,075
1994                        1,387,704    21,836,228      23,223,932   1,435,092       6.2          6.6       52,487
1993                        1,779,647    19,766,959      21,546,606   1,340,480       6.2          6.8       65,264
1992                        1,766,031    18,285,417      20,051,448   1,252,086       6.2          6.8       67,134
1991                        1,828,346    16,960,076      18,788,422   1,163,461       6.2          6.9       89,275
-------------------------------------------------------------------------------------------------------------------

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

(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                   Annual Average Cash and Invested Assets
                               -----------------------------------------------
                                      Cash                                                            Rate of Return
                                (including                                                  Net     ------------------     Realized
                                short-term          Invested                         Investment               Invested      Capital
Years Ended December 31,       investments)           Assets(a)          Total           Income(b)  Total(c)    Assets(d)     Gains
------------------------------------------------------------------------------------------------------------------------------------
1995                            $1,222,375       $29,557,181       $30,779,556       $2,264,905       7.4%         7.7%     $32,703
1994                             2,045,747        22,317,914        24,363,661        1,748,428       7.2          7.8       86,706
1993                             2,697,282        17,286,171        19,983,453        1,499,714       7.5          8.7       54,576
1992                             2,304,043        14,190,868        16,494,911        1,313,838       8.0          9.3       43,257
1991                             1,940,738        11,785,325        13,726,063        1,139,793       8.3          9.7       23,219
------------------------------------------------------------------------------------------------------------------------------------

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

FINANCIAL SERVICES OPERATIONS

AIG operations which contribute to financial services income include primarily A.I. Credit Corp. ("AICCO"), AIG Financial Products Corp. and its subsidiary companies ("AIGFP"), AIG Trading Group Inc. and its subsidiaries ("AIGTG"), International Lease Finance Corporation ("ILFC") and UeberseeBank AG. AICCO's business is principally in premium financing. AIGFP engages in financial transactions, including long-dated interest rate and currency swaps and structures borrowings through guaranteed investment agreements. AIGTG engages in various commodities trading, foreign exchange trading and market making activities. ILFC is engaged primarily in the acquisition of new and used commercial jet aircraft and the leasing and remarketing of such aircraft to airlines around the world. UeberseeBank AG operates as a Swiss bank. Other financial services operations are AIG Global Investment Group, Inc. and its subsidiaries, which manage the investment portfolios of various AIG subsidiaries, as well as third-party assets. AIG Asset Management Services, Inc. and AIG Capital Partners, Inc. are responsible for product design and origination, as well as marketing and distribution of third-party asset management products, including retail mutual funds and direct investment products. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 9 and 11 of Notes to Financial Statements.)

     The following table is a summary of the composition of AIG's financial services invested assets and liabilities at December 31, 1995. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of Notes to Financial Statements.)

(in thousands)
--------------------------------------------------------------------------------
Financial services invested assets:
     Flight equipment primarily under operating leases,
          net of accumulated depreciation                            $12,442,010
     Securities available for sale, at market value                    3,931,100
     Trading securities, at market value                               2,641,436
     Spot commodities, at market value                                 1,079,124
     Unrealized gain on interest rate and currency
          swaps, options and forward transactions                      7,250,954
     Securities purchased under agreements to resell,
          at contract value                                            2,022,056
     Trade receivables                                                 3,321,985
     Other, including short-term investments                           1,780,296
--------------------------------------------------------------------------------
Total financial services invested assets                             $34,468,961
--------------------------------------------------------------------------------
Financial services liabilities:
     Borrowings under obligations of guaranteed
          investment agreements                                      $ 5,423,555
     Securities sold under agreements to repurchase,
          at contract value                                            1,379,872
     Trade payables                                                    2,810,947
     Securities sold but not yet purchased, principally
          obligations of the U.S. Government and                       1,204,386
          Government agencies, at market value
     Spot commodities sold but not yet purchased,
          at market value                                                783,302
     Unrealized loss on interest rate and currency
          swaps, options and forward transactions                      6,405,045
     Deposits due to banks and other depositors                          957,441
     Commercial paper                                                  1,834,882
     Notes, bonds and loans payable                                    8,932,743
--------------------------------------------------------------------------------
Total financial services liabilities                                 $29,732,173
--------------------------------------------------------------------------------

     The following table is a summary of the revenues and operating income of AIG's financial services operations for the year ended December 31, 1995. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of Notes to Financial Statements.)

                                                                      Operating
(in thousands)                                       Revenues            Income
--------------------------------------------------------------------------------
     ILFC                                          $1,378,353         $ 263,790
     AIGFP*                                           289,020           140,245
     AIGTG*                                           317,207            68,765
     Other                                            219,510           (55,059)
-------------------------------------------------------------------------------
Total financial service revenues                   $2,204,090         $ 417,741
--------------------------------------------------------------------------------

* Represents net trading revenues.

     Other financial services activities include AIG's 30 percent interest in AB Asesores CFMB, S.L., a Spanish brokerage, investment banking and private investment management firm, and certain investment management and venture capital operations in various overseas financial services sectors.

OTHER OPERATIONS

Small AIG subsidiaries provide insurance-related services such as adjusting claims and marketing specialized products. AIG has several other relatively minor subsidiaries which carry on various businesses. Mt. Mansfield Company, Inc. owns and operates the ski slopes, lifts, school and an inn located at Stowe, Vermont.

ADDITIONAL INVESTMENTS

As of March 15, 1996, AIG holds a 48.3 percent interest in Transatlantic Holdings, Inc., a reinsurance holding company, and a 19.9 percent interest in Richmond Insurance Company, Ltd., a reinsurer. (See also Note 1(n) of Notes to Financial Statements.) AIG holds a 23.9 percent interest in SELIC Holdings, Ltd., an insurance holding company and a 24.4 percent interest in IPC Holding, Ltd., a reinsurance holding company. Other significant investments include minority positions in the Robert Plan Corporation, Kroll Holdings, Inc., Alexander and Alexander Services, Inc. and 20th Century Industries.

LOCATIONS OF CERTAIN ASSETS

As of December 31, 1995, approximately 37 percent of the consolidated assets of AIG were located in foreign countries (other than Canada), including $1.07 billion of cash and securities on deposit with foreign regulatory authorities. Foreign operations and assets held abroad may be adversely affected by political developments in foreign countries, including such possibilities as tax changes, nationalization and changes in regulatory policy, as well as by consequence of hostilities and unrest. The risks of such occurrences and their overall effect upon AIG vary from country to country and cannot easily be predicted. If expropriation or nationalization does occur, AIG's policy is to take all appropriate measures to seek recovery of such assets. Certain of the countries in which AIG's business is conducted have currency restrictions which generally cause a delay in a company's ability to repatriate assets and profits. (See also Notes 1(t), 2 and 18(d) of Notes to Financial Statements.)

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

     The RBC formula develops a risk adjusted target level of adjusted statutory capital by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer's size, but also on the risk profile of the insurer's operations.

     The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control.

     The statutory surplus of each of AIG's domestic general and life insurance subsidiaries exceeded their RBC standards by considerable margins as of December 31, 1995.

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

     AIG's financial services subsidiaries, particularly AIGTG and AIGFP, operate in a highly competitive environment, both domestically and overseas. Principal sources of competition are banks, investment banks and other non-bank financial institutions.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the directors and executive officers of AIG. All directors are elected at the annual meeting of shareholders. All officers serve at the pleasure of the Board of Directors, but subject to the foregoing, are elected for terms of one year expiring in May of each year.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Served as
                                                                                                                         Director or
                                                                                                                             Officer
Name                         Title                                                                             Age             Since
------------------------------------------------------------------------------------------------------------------------------------
M. Bernard Aidinoff*         Director                                                                          67               1984
Lloyd M. Bentsen             Director                                                                          75               1995
Marshall A. Cohen            Director                                                                          60               1992
Barber B. Conable, Jr        Director                                                                          73               1991
Martin S. Feldstein          Director                                                                          56               1987
Houghton Freeman             Director                                                                          74               1967
Leslie L. Gonda              Director                                                                          76               1990
M. R. Greenberg*             Director, Chairman, and Chief Executive Officer                                   70               1967
Carla A. Hills               Director                                                                          62               1993
Frank J. Hoenemeyer          Director                                                                          76               1985
John I. Howell*              Director                                                                          79               1969
Edward E. Matthews           Director and Vice Chairman-Finance                                                64               1973
Dean P. Phypers              Director                                                                          67               1979
John J. Roberts*             Director and Vice Chairman-External Affairs                                       73               1967
Ernest E. Stempel*           Director and Vice Chairman-Life Insurance                                         79               1967
Thomas R. Tizzio*            Director and President                                                            58               1982
Edwin E. Manton              Senior Adviser                                                                    87               1967
Evan G. Greenberg            Executive Vice President-Foreign General Insurance                                41               1995
Robert M. Sandler            Executive Vice President, Senior Casualty Actuary and Senior Claims Officer       53               1980
Howard I. Smith              Executive Vice President and Comptroller                                          51               1984
Edmund S. W. Tse             Executive Vice President-Life Insurance                                           58               1991
Lawrence W. English          Senior Vice President-Administration                                              54               1985
Axel I. Freudmann            Senior Vice President-Human Resources                                             49               1986
Win J. Neuger                Senior Vice President and Chief Investment Officer                                46               1995
Petros K. Sabatacakis        Senior Vice President-Financial Services                                          49               1992
William D. Smith             Senior Vice President-Domestic General Insurance                                  51               1995
Florence A. Davis            Vice President-General Counsel                                                    41               1995
Robert E. Lewis              Vice President and Chief Credit Officer                                           45               1993
Frank Petralito II           Vice President and Director of Taxes                                              59               1978
Kathleen E. Shannon          Vice President and Secretary                                                      46               1986
John T. Wooster, Jr          Vice President-Communications                                                     56               1989
William N. Dooley            Treasurer                                                                         42               1992
------------------------------------------------------------------------------------------------------------------------------------

* Member of Executive Committee.

     Except as hereinafter noted, each of the directors who is also an executive officer of AIG and each of the other executive officers has, for more than five years, occupied an executive position with AIG or companies that are now its subsidiaries, or with Starr. Evan G. Greenberg is the son of M.R. Greenberg. There are no other arrangements or understandings between any director or officer and any other person pursuant to which the director or officer was elected to such position. Ms. Davis was a Principal in the legal department and Worldwide Director of Compliance at Morgan Stanley & Co. Incorporated prior to joining AIG in April, 1995. Mr. Lewis was Assistant General Manager for North America, Chief Credit Officer, and senior executive responsible for risk and exposure management of ING Bank in New York, the bank division of Internationale Nederlanden Group, from 1988 until joining AIG in October, 1993. Mr. Sabatacakis was Managing Director and head of the Capital Markets and Treasury Group of Chemical Banking Corporation prior to joining AIG in February, 1992. Mr. Neuger was Managing Director, Global Investment Management-Equity at Bankers Trust Company prior to joining AIG in February, 1995.

PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
RELATED SECURITY HOLDER MATTERS

(a) The table below shows the high and low closing sales prices per share of AIG's common stock, as reported on the New York Stock Exchange Composite Tape, for each quarter of 1995 and 1994, as adjusted for the common stock split in the form of a 50 percent common stock dividend paid July 28, 1995. All prices are as reported by the National Quotation Bureau, Incorporated.

--------------------------------------------------------------------------------
                                                1995                 1994
                                          ----------------      ----------------
                                            High       Low        High       Low
--------------------------------------------------------------------------------
First Quarter                             71 7/8    64 5/8      61 3/4    55
Second Quarter                            79 1/4    68 7/8      64 3/8    56
Third Quarter                             86 1/2    71 5/8      63 7/8    58 3/4
Fourth Quarter                            94 7/8    82 5/8      66 1/2    58 3/8
--------------------------------------------------------------------------------

     (b) In 1995, AIG paid a quarterly dividend of 7.7 cents in March and June and 8.5 cents in September and December for a total cash payment of 32.4 cents per share of common stock. In 1994, AIG paid a quarterly dividend of 6.7 cents in March and June and 7.7 cents in September and December for a total cash payment of 28.8 cents per share of common stock. These amounts reflect the adjustment for a common stock split in the form of a 50 percent common stock dividend paid July 28, 1995. Subject to the dividend preference of any of AIG's serial preferred stock which may be outstanding, the holders of shares of common stock are entitled to receive such dividends as may be declared by the Board of Directors from funds legally available therefor.

     See Note 10(b) of Notes to Financial Statements for a discussion of certain restrictions on the payment of dividends to AIG by some of its insurance subsidiaries.

     (c) The approximate number of holders of Common Stock as of January 31, 1996, based upon the number of record holders, was 17,600.

ITEM 6. SELECTED FINANCIAL DATA
AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA

The following Selected Consolidated Financial Data is presented in accordance with generally accepted accounting principles. This data should be read in conjunction with the financial statements and accompanying notes included elsewhere herein.

(in thousands, except per share amounts)
----------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                           1995           1994           1993          1992           1991
----------------------------------------------------------------------------------------------------------------------------------
Revenues (a)                                               $ 25,874,022   $ 22,358,709   $ 20,068,287   $18,388,627    $16,883,913
General insurance:
     Net premiums written                                    11,893,022     10,865,753     10,025,903     9,138,528      9,146,394
     Net premiums earned                                     11,405,731     10,286,831      9,566,640     9,209,390      9,104,632
     Adjusted underwriting profit (loss)                        361,583        147,517         10,391      (195,084)        (4,809)
     Net investment income                                    1,545,717      1,435,092      1,340,480     1,252,086      1,163,461
     Realized capital gains                                      68,075         52,487         65,264        67,134         89,275
     Operating income                                         1,975,375      1,635,096      1,416,135     1,124,136      1,247,927
Life insurance:
     Premium income                                           8,038,150      6,724,321      5,746,046     4,853,087      4,059,354
     Net investment income                                    2,264,905      1,748,428      1,499,714     1,313,838      1,139,793
     Realized capital gains                                      32,703         86,706         54,576        43,257         23,219
     Operating income                                         1,090,605        952,484        781,611       667,453        561,839
Agency and service fee operating income                          56,909         54,129         60,247        52,570         46,202
Financial services operating income                             417,741        404,853        390,038       346,442        222,156
Equity in income of minority-owned insurance
     operations                                                  81,722         56,005         39,589        27,929         28,806
Other realized capital losses                                   (28,944)       (52,340)       (12,742)      (11,293)       (14,144)
Income before income taxes and cumulative
     effect of accounting changes                             3,465,883      2,951,979      2,601,081     2,137,048      2,022,575
Income taxes                                                    955,500        776,464        683,003       512,033        469,566
Income before cumulative effect of accounting changes         2,510,383      2,175,515      1,918,078     1,625,015      1,553,009
Cumulative effect of accounting changes, net of tax:
     AIG                                                             --             --             --        31,941             --
     Minority-owned insurance operations                             --             --         20,695            --             --
Net income                                                    2,510,383      2,175,515      1,938,773     1,656,956      1,553,009
Earnings per common share:
     Income before cumulative effect of
          accounting changes                                       5.30           4.58           4.03          3.40           3.24
     Cumulative effect of accounting changes, net of tax:
          AIG                                                        --             --             --           .07             --
          Minority-owned insurance operations                        --             --            .04            --             --
     Net income                                                    5.30           4.58           4.07          3.47           3.24
Cash dividends per common share                                     .32            .29            .26           .23            .21
Total assets (b)                                            134,136,398    114,346,117    101,014,848    92,722,182     69,389,468
Long-term debt (c)                                           13,938,095     12,613,907     10,955,963     9,517,595      7,591,385
Capital funds (shareholders' equity)                         19,827,103     16,421,661     15,224,195    12,782,152     11,463,454
----------------------------------------------------------------------------------------------------------------------------------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONAL REVIEW

GENERAL INSURANCE OPERATIONS

General insurance operations for the twelve month periods ending December 31, 1995, 1994 and 1993 were as follows:

(in thousands)
-------------------------------------------------------------------------------
                                            1995           1994            1993
-------------------------------------------------------------------------------
Net premiums written:
     Domestic                        $ 7,690,207    $ 7,132,367     $ 6,979,913
     Foreign                           4,202,815      3,733,386       3,045,990
-------------------------------------------------------------------------------
Total                                $11,893,022    $10,865,753     $10,025,903
-------------------------------------------------------------------------------
Net premiums earned:
     Domestic                        $ 7,322,531    $ 6,683,656     $ 6,648,472
     Foreign                           4,083,200      3,603,175       2,918,168
-------------------------------------------------------------------------------
Total                                $11,405,731    $10,286,831     $ 9,566,640
-------------------------------------------------------------------------------
Adjusted underwriting
     profit (loss):
     Domestic                        $    57,514    $   (56,190)    $  (122,008)
     Foreign                             304,069        203,707         132,399
-------------------------------------------------------------------------------
Total                                $   361,583    $   147,517     $    10,391
-------------------------------------------------------------------------------
Net investment income:
     Domestic                        $ 1,240,174    $ 1,147,595     $ 1,085,953
     Foreign                             305,543        287,497         254,527
-------------------------------------------------------------------------------
Total                                $ 1,545,717    $ 1,435,092     $ 1,340,480
-------------------------------------------------------------------------------
Operating income before
     realized capital gains:
     Domestic                        $ 1,297,688    $ 1,091,405     $   963,945
     Foreign                             609,612        491,204         386,926
-------------------------------------------------------------------------------
Total                                  1,907,300      1,582,609       1,350,871
Realized capital gains                    68,075         52,487          65,264
-------------------------------------------------------------------------------
Operating income                     $ 1,975,375    $ 1,635,096     $ 1,416,135
-------------------------------------------------------------------------------


     In AIG's general insurance operations, 1995 net premiums written and net premiums earned increased 9.5 percent and 10.9 percent, respectively, from those of 1994. In 1994, net premiums written increased 8.4 percent and net premiums earned increased 7.5 percent when compared to 1993.

     The growth in net premiums written in 1995 and 1994 resulted from a combination of several factors. Domestically, AIG continued to achieve some general price increases in certain commercial property and specialty casualty markets, as well as volume growth in personal lines. Overseas, the primary reasons for growth were price and volume increases. Foreign general insurance operations produced 35.3 percent of the general insurance net premiums written in 1995, 34.4 percent in 1994 and 30.4 percent in 1993.

     In comparing the foreign exchange rates used to translate AIG's foreign general operations during 1995 to those foreign exchange rates used to translate AIG's foreign general operations during 1994, the U.S. dollar declined in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, when foreign net premiums written were translated into U.S. dollars for the purposes of consolidation, total general insurance net premiums written were approximately 2.3 percentage points greater than they would have been if translated utilizing those exchange rates which prevailed during 1994.

     Net premiums written are initially deferred and earned based upon the terms of the underlying policies. The net unearned premium reserve constitutes the deferred revenues which are generally earned ratably over the policy period. Thus, the net unearned premium reserve is not fully recognized as net premiums earned until the end of the policy period.

     The statutory general insurance ratios were as follows:

--------------------------------------------------------------------------------
                                            1995            1994            1993
--------------------------------------------------------------------------------
Domestic:
     Loss Ratio                            85.11           86.83           87.19
     Expense Ratio                         14.88           14.59           15.05
--------------------------------------------------------------------------------
Combined Ratio                             99.99          101.42          102.24
--------------------------------------------------------------------------------
Foreign:
     Loss Ratio                            59.46           61.12           60.97
     Expense Ratio                         32.51           33.04           34.26
--------------------------------------------------------------------------------
Combined Ratio                             91.97           94.16           95.23
--------------------------------------------------------------------------------
Consolidated:
     Loss Ratio                            75.93           77.82           79.19
     Expense Ratio                         21.11           20.93           20.88
--------------------------------------------------------------------------------
Combined Ratio                             97.04           98.75          100.07
--------------------------------------------------------------------------------

     Adjusted underwriting profit or loss (operating income less net investment income and realized capital gains) represents statutory underwriting profit or loss adjusted primarily for changes in deferred acquisition costs. The adjusted underwriting profits were $361.6 million in 1995, $147.5 million in 1994 and $10.4 million in 1993. (See also Notes 4 and 18 of Notes to Financial Statements.)

     AIG's results reflect the net impact with respect to incurred losses of catastrophes approximating $100 million in 1995, $55 million in 1994 and $70 million in 1993. AIG's gross incurred losses from catastrophes approximated $190 million in 1995, $174 million in 1994 and $134 million in 1993. The Kobe Japan earthquake which struck in early 1995 resulted in gross and net incurred losses to AIG of approximately $73 million and $30 million, respectively. A substantial portion of the remaining balances resulted from storms which struck portions of the United States and the Caribbean. The Northridge earthquake which struck the Los Angeles area of California in January, 1994, resulted in gross and net incurred losses of approximately $174 million and $55 million, respectively. If these catastrophes were excluded from the losses incurred in each period, the pro forma consolidated statutory general insurance ratios would be as follows:

--------------------------------------------------------------------------------
                                            1995            1994            1993
--------------------------------------------------------------------------------
Loss Ratio                                 75.05           77.29           78.46
Expense Ratio                              21.11           20.93           20.88
--------------------------------------------------------------------------------
Combined Ratio                             96.16           98.22           99.34
--------------------------------------------------------------------------------

                             American International Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------


     Excluding the effects of the aforementioned catastrophes, the general insurance operation has improved significantly over the three year period. AIG's ability to maintain the pro forma combined ratio below 100 is primarily attributable to the profitability of AIG's foreign general insurance operations and AIG's emphasis on maintaining its disciplined underwriting, especially in the domestic specialty markets. In addition, AIG does not seek net premium growth where rates do not adequately reflect its assessment of exposures.

     General insurance net investment income in 1995 increased 7.7 percent when compared to 1994. In 1994, net investment income increased 7.1 percent over 1993. The growth in net investment income in each of the three years was primarily attributable to new cash flow for investment. The new cash flow was generated from net general insurance operating cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     General insurance realized capital gains were $68.1 million in 1995, $52.5 million in 1994 and $65.3 million in 1993. These realized gains resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale and trading fixed maturities as well as redemptions of fixed maturities.

     General insurance operating income in 1995 increased 20.8 percent when compared to 1994. The 1994 results reflect an increase of 15.5 percent from 1993. The contribution of general insurance operating income to income before income taxes and the cumulative effect of accounting changes was 57.0 percent in 1995 compared to 55.4 percent in 1994 and 54.4 percent in 1993.

     A year to year comparison of operating income is significantly influenced by the catastrophe losses in any one year as well as the volatility from one year to the next in realized capital gains. Adjusting each year to exclude the effects of both catastrophe losses and realized capital gains, operating income would have increased by 22.6 percent in 1995 and 15.3 percent in 1994. The increase in the growth rate of 1995 over 1994 and 1994 over 1993 after the aforementioned adjustments was a result of the increased net investment income and improvement in underwriting results.

     AIG is a major purchaser of reinsurance for its general insurance operations. AIG is cognizant of the need to exercise good judgment in the selection and approval of both domestic and foreign companies participating in its reinsurance programs. AIG insures risks in over 100 countries and its reinsurance programs must be coordinated in order to provide AIG the level of reinsurance protection that AIG desires. These reinsurance arrangements do not relieve AIG from its direct obligations to its insureds.

     AIG's general reinsurance assets amounted to $16.88 billion and resulted from AIG's reinsurance arrangements. Thus, a credit exposure existed at December 31, 1995 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods. The application of this collateral against balances due or any changes to the amount of collateral are based on the development of losses recoverable on an individual reinsurer basis. This development includes losses incurred but not reported (IBNR). Approximately 50 percent of the general reinsurance asset is from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances are collateralized. The remaining 50 percent of the general reinsurance asset is from authorized reinsurers and over 96 percent of such balances are from reinsurers rated A-(excellent) or better, as rated by A.M. Best. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness.

     AIG maintains a provision for estimated unrecoverable reinsurance and has been largely successful in its previous recovery efforts. At December 31, 1995, AIG had allowances for unrecoverable reinsurance approximating $125 million. At that date, and prior to this allowance, AIG had no significant reinsurance recoverables from any individual reinsurer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

     AIG's Reinsurance Security Department conducts ongoing detailed assessments of the reinsurance markets and current and potential reinsurers both foreign and domestic. Such assessments include, but are not limited to, identifying if a reinsurer is appropriately licensed, and has sufficient financial capacity, and the local economic environment in which a foreign reinsurer operates. This department also reviews the nature of the risks ceded and the need for collateral. In addition, AIG's Credit Risk Committee reviews the credit limits for and concentrations with any one reinsurer.

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

     The consolidated general reinsurance assets of $16.88 billion include reinsurance recoverables for (i) paid losses and loss expenses of $1.74 billion and (ii) $13.35 billion with respect to the ceded reserve for losses and loss expenses, including ceded IBNR (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------


therefrom are reflected in income currently. It is AIG's belief that the ceded reserves at December 31, 1995 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

     At December 31, 1995, general insurance reserves for losses and loss expenses (loss reserves) amounted to $33.05 billion, an increase of $1.61 billion or 5.1 percent over the prior year end and represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses and minor amounts of discounting related to certain workers' compensation claims. General insurance net loss reserves increased $1.27 billion or 6.9 percent to $19.69 billion and represent loss reserves reduced by reinsurance recoverable, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at December 31, 1995. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on such future results of operations.

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

     A variety of actuarial methods and assumptions are normally employed to estimate net losses for long tail casualty lines. These methods ordinarily involve the use of loss trend factors intended to reflect the estimated annual growth in loss costs from one accident year to the next. Loss trend factors reflect many items including changes in claims handling, exposure and policy forms and current and future estimates of monetary inflation and social inflation. Thus, many factors are implicitly considered in estimating the year to year growth in loss costs. Therefore, AIG's carried net long tail loss reserves are judgmentally set as well as tested for reasonableness using the most appropriate loss trend factors for each class of business. In the evaluation of AIG's net loss reserves, loss trend factors vary slightly, depending on the particular class and nature of the business involved. For the majority of long tail casualty lines, net loss trend factors approximating nine percent were employed. These factors are periodically reviewed and subsequently adjusted, as appropriate, to reflect emerging trends which are based upon past loss experience.

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

     Estimation of asbestos and environmental claims loss reserves is a difficult process. These asbestos and environmental claims cannot be estimated by conventional reserving techniques as previously described. Quantitative techniques frequently have to be supplemented by subjective considerations including managerial judgment. Significant factors which affect the trends which influence the development of asbestos and environmental claims are the inconsistent court resolutions, judicial interpretations which broaden the intent of the policies and scope of coverage and the increasing number of new claims. The case law that has emerged can be characterized as still being in its infancy and the likelihood of any firm direction in the near future is very small. Additionally, the exposure for cleanup costs of hazardous waste dump sites involves issues such as allocation of responsibility among potentially responsible parties and the government's refusal to release parties. The cleanup cost exposure may significantly change if the Congressional reauthorization of Superfund expected in 1996 dramatically changes, thereby reducing or increasing litigation and cleanup costs.

     In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims. Such development will be

                             American International Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------


affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by changes in Superfund and waste dump site coverage issues. Additional liabilities could emerge for amounts in excess of the current reserves held. Although this emergence cannot now be reasonably estimated, it could have a material adverse impact on AIG's future operating results. The reserves carried for these claims at December 31, 1995 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. (See the previous discussion on reinsurance collectibility herein.)

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

     A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at December 31, 1995, 1994 and 1993 was as follows:

(in millions)
---------------------------------------------------------------------------------------------------------------------
                                                                 1995                1994                1993
                                                           -----------------   -----------------   ------------------
                                                              Gross      Net      Gross      Net      Gross       Net
---------------------------------------------------------------------------------------------------------------------
Asbestos:
Reserve for losses and loss expenses at beginning of year  $  686.0   $130.2   $  656.0   $116.7   $  558.4   $  86.9
Losses and loss expenses incurred                             197.7     20.5      149.2     45.8      242.9      65.1
Losses and loss expenses paid                                (138.9)   (22.8)    (119.2)   (32.3)    (145.3)    (35.3)
---------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year        $  744.8   $127.9   $  686.0   $130.2   $  656.0   $ 116.7
---------------------------------------------------------------------------------------------------------------------
Environmental:
Reserve for losses and loss expenses at beginning of year  $  728.1   $200.1   $  684.8   $191.5   $  566.4   $ 166.6
Losses and loss expenses incurred                             684.9    231.7      187.5     61.8      278.6     106.5
Losses and loss expenses paid                                (215.1)   (52.5)    (144.2)   (53.2)    (160.2)    (81.6)
---------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year        $1,197.9   $379.3   $  728.1   $200.1   $  684.8   $ 191.5
---------------------------------------------------------------------------------------------------------------------
Combined:
Reserve for losses and loss expenses at beginning of year  $1,414.1   $330.3   $1,340.8   $308.2   $1,124.8   $ 253.5
Losses and loss expenses incurred                             882.6    252.2      336.7    107.6      521.5     171.6
Losses and loss expenses paid                                (354.0)   (75.3)    (263.4)   (85.5)    (305.5)   (116.9)
---------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year        $1,942.7   $507.2   $1,414.1   $330.3   $1,340.8   $ 308.2
---------------------------------------------------------------------------------------------------------------------


     The gross and net IBNR included in the aforementioned reserve for losses and loss expenses at December 31, 1995, 1994 and 1993 were estimated as follows:

(in thousands)
---------------------------------------------------------------------------------------------------------------------
                                                                 1995                1994                1993
                                                           -----------------   -----------------   ------------------
                                                              Gross      Net      Gross      Net      Gross       Net
---------------------------------------------------------------------------------------------------------------------
Combined                                                   $665,000   $218,000  $150,000  $30,000  $150,000   $30,000
---------------------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

     A summary of asbestos and environmental claims count activity for the years ended December 31, 1995, 1994 and 1993 were as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                           1995                               1994                               1993
                             ---------------------------------  ---------------------------------  ---------------------------------
                             Asbestos  Environmental  Combined  Asbestos  Environmental  Combined  Asbestos  Environmental  Combined
------------------------------------------------------------------------------------------------------------------------------------
Claims at beginning of         5,947         16,223    22,170     5,522         16,661    22,183     5,490         14,169    19,659
     year
Claims during year:
     Opened                    1,026          5,045     6,071     1,626          3,178     4,804     1,381          4,875     6,256
     Settled                     (93)          (663)     (756)     (106)          (501)     (607)     (144)          (455)     (599)
     Dismissed or
          otherwise
          resolved            (1,636)        (2,747)   (4,383)   (1,095)        (3,115)   (4,210)   (1,205)        (1,928)   (3,133)
------------------------------------------------------------------------------------------------------------------------------------
Claims at end of year          5,244         17,858    23,102     5,947         16,223    22,170     5,522         16,661    22,183
------------------------------------------------------------------------------------------------------------------------------------


     The average cost per claim settled, dismissed or otherwise resolved for the years ended December 31, 1995, 1994 and 1993 was as follows:

--------------------------------------------------------------------------------
                           1995                 1994                  1993
                     ----------------     ----------------     -----------------
                       Gross      Net       Gross      Net        Gross      Net
--------------------------------------------------------------------------------
Asbestos             $80,300  $13,200     $99,300  $26,900     $107,700  $26,200
Environmental         63,100   15,400      39,900   14,700       67,200   34,200
Combined              68,900   14,700      54,700   17,700       81,900   31,300
--------------------------------------------------------------------------------

     An insurance rating agency has developed a survival ratio to measure the number of years it would take a company to exhaust both its asbestos and environmental reserves for losses and loss expenses based on that company's current level of asbestos and environmental claims payments. The higher the ratio, the more years the reserves for losses and loss expenses cover these claims payments. These ratios are computed based on the respective ending reserves for losses and loss expenses over the respective claims settlements during the fiscal year. Such payments include indemnity payments and legal and loss adjustment payments. It should be noted, however, that this is an extremely simplistic approach to measuring asbestos and environmental reserve levels. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have significant impact on the amount of asbestos and environmental losses and loss expense reserves, ultimate payments thereof and the resultant ratio. The aforementioned insurance rating agency has recently published the findings of its current studies with respect to the ultimate aggregate costs for toxic waste cleanups for the insurance industry. This agency has significantly lowered its ultimate aggregate cost projections that were published last year. Other published studies also project lower ultimate aggregate costs for toxic waste cleanups for the insurance industry.

     The developed survival ratios include both involuntary and voluntary indemnity payments. Involuntary payments include court judgments, court orders, covered claims with no coverage defenses, state mandated cleanup costs, claims where AIG's coverage defenses are minimal, and settlements made less than six months before the first trial setting. Also, AIG considers all legal and loss adjustment payments as involuntary.

     AIG believes voluntary indemnity payments should be excluded from the survival ratio. The special asbestos and environmental claims unit actively manages AIG's asbestos and environmental claims and proactively pursues early settlement of environmental claims for all known and unknown sites. As a result, AIG reduces its exposure to future environmental loss contingencies.

     Accordingly, AIG's survival ratios for involuntary asbestos and environmental claims, separately and combined, were estimated as follows for the years ended December 31, 1995, 1994 and 1993:

--------------------------------------------------------------------------------
                                               1995         1994         1993
                                           ------------  -----------  ----------
                                           Gross    Net  Gross   Net  Gross  Net
--------------------------------------------------------------------------------
Involuntary survival ratios:
     Asbestos                                5.4    5.6    5.8   4.0    4.5  3.3
     Environmental                          12.2   13.7   11.0   8.1    9.4  5.0
     Combined                                8.6   10.5    7.9   6.1    6.3  4.2
--------------------------------------------------------------------------------

                             American International Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------


     AIG's operations are negatively impacted under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company's future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits for 1995, 1994 and 1993 were $23.5 million, $28.2 million and $32.0 million, respectively.

     AIG is also required to participate in various involuntary pools (principally workers' compensation business) which provide insurance coverage for those not able to obtain such coverage in the voluntary markets. This participation is also recorded upon notification, as these amounts cannot reasonably be estimated. (See also Note 18 of Notes to Financial Statements.)

LIFE INSURANCE OPERATIONS

Life insurance operations for the twelve month periods ending December 31, 1995, 1994 and 1993 were as follows:

(in thousands)
--------------------------------------------------------------------------------
                                              1995           1994           1993
--------------------------------------------------------------------------------
Premium income:
     Domestic                         $    463,533   $    370,112   $    268,358
     Foreign                             7,574,617      6,354,209      5,477,688
--------------------------------------------------------------------------------
Total                                 $  8,038,150   $  6,724,321   $  5,746,046
--------------------------------------------------------------------------------
Net investment income:
     Domestic                         $    846,345   $    600,616   $    471,459
     Foreign                             1,418,560      1,147,812      1,028,255
--------------------------------------------------------------------------------
Total                                 $  2,264,905   $  1,748,428   $  1,499,714
--------------------------------------------------------------------------------
Operating income before
     realized capital gains:
     Domestic                         $     59,014   $     38,243   $     19,322
     Foreign                               998,888        827,535        707,713
--------------------------------------------------------------------------------
Total                                    1,057,902        865,778        727,035
Realized capital gains                      32,703         86,706         54,576
--------------------------------------------------------------------------------
Operating income                      $  1,090,605   $    952,484   $    781,611
--------------------------------------------------------------------------------
Life insurance in-force:
     Domestic                         $ 54,272,118   $ 43,849,682   $ 17,167,306
     Foreign                           321,824,989    289,529,129    239,994,796
--------------------------------------------------------------------------------
Total                                 $376,097,107   $333,378,811   $257,162,102
--------------------------------------------------------------------------------


     AIG's life insurance operations, demonstrating the strength of its franchise, continued to show growth primarily as a result of overseas operations, particularly in Asia. AIG's life premium income in 1995 represented an 19.5 percent increase from the prior year. This compares with an increase of
17.0 percent in 1994 over 1993. Foreign life operations produced 94.2 percent,
94.5 percent and 95.3 percent of the life premium income in 1995, 1994, and 1993, respectively. (See also Notes 1, 4 and 6 of Notes to Financial Statements.)

     As previously discussed, the U.S. dollar declined in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, when foreign life premium income was translated into U.S. dollars for purposes of consolidation, total life premium income was approximately 3.4 percentage points greater than it would have been if translated utilizing exchange rates prevailing in 1994.

     Life insurance net investment income increased 29.5 percent in 1995 compared to an increase of 16.6 percent in 1994. The growth in net investment income was primarily attributable to foreign new cash flow for investment and, to a lesser degree, growth in interest income earned on policy loans related to domestic corporate-owned life insurance products (COLI). The new cash flow was generated from life insurance operations and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     The growth in the premium income of the domestic life segment resulted primarily from the sales of terminal funded pension plan annuities and to a lesser extent the renewal of risk bearing premium related to COLI. Additionally, the interest income earned on the policy loans associated with the life products caused domestic investment income to increase significantly.

     The traditional life products, such as whole and term life and endowments, were the major contributors to the growth in foreign premium income and investment income, particularly in Asia, and continue to be the primary source of growth in the life segment. A mixture of traditional, accident and health and financial products are being sold in Japan.

     Life insurance realized capital gains were $32.7 million in 1995, $86.7 million in 1994 and $54.6 million in 1993. These realized gains resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities and redemptions of fixed maturities.

     Life insurance operating income in 1995 increased 14.5 percent to $1.09 billion compared to an increase of 21.9 percent in 1994. Excluding realized capital gains from life insurance operating income, the percent increases would be 22.2 percent and 19.1 percent in 1995 and 1994, respectively. The contribution of life insurance operating income to income before income taxes and the cumulative effect of accounting changes amounted to 31.5 percent in 1995 compared to 32.3 percent in 1994 and 30.0 percent in 1993.

     The risks associated with the traditional life and accident and health products are underwriting risk and investment risk. The risk associated with the financial and investment contract products is investment risk.

     Underwriting risk represents the exposure to loss resulting from the actual policy experience adversely emerging in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses. AIG's life companies limit their maximum underwriting exposure on traditional life insurance of a single life to approximately one million dollars of coverage by using yearly renewable term rein-

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------


surance. The life insurance operations have not entered into assumption reinsurance transactions or surplus relief transactions during the three year period ended December 31, 1995. (See also Note 5 of Notes to Financial Statements.)

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

     The asset-liability relationship is appropriately managed in AIG's foreign operations, as it has been throughout AIG's history, even though certain territories lack qualified long-term investments or there are investment restrictions imposed by the local regulatory authorities. For example, in Japan and several Southeast Asia territories, the duration of the investments is often for a shorter period than the effective maturity of such policy liabilities. Therefore, there is a risk that the reinvestment of the proceeds at the maturity of the investments may be at a yield below that of the interest required for the accretion of the policy liabilities. In Japan, the average duration of the investment portfolio is 5.5 years, while the related policy liabilities are estimated to be 11.8 years. To maintain an adequate yield to match the interest required over the duration of the liabilities, constant management focus is required to reinvest the proceeds of the maturing securities without sacrificing investment quality. To the extent permitted under local regulation, AIG may invest in qualified longer-term securities outside Japan to achieve a closer matching in both duration and the required yield. AIG is able to manage any asset-liability duration difference through maintenance of sufficient global liquidity and to support any operational shortfall through its international financial network. Domestically, the asset-liability matching process is appropriately functioning as there are investments available to match the duration and the required yield. (See also the discussion under "Liquidity" herein.)

     AIG uses asset-liability matching as a management tool to determine the composition of the invested assets and marketing strategies. As a part of these strategies, AIG may determine that it is economically advantageous to be temporarily in an unmatched position due to anticipated interest rate or other economic changes.

AGENCY AND SERVICE FEE OPERATIONS

Agency and service fee operating income in 1995 increased 5.1 percent to $56.9 million compared to $54.1 million in 1994 which was a decrease of 10.2 percent from 1993. The increase in operating income from 1993 resulted from the growth of risk management services. The decline in 1994 was due to reduced commission revenue in certain of AIG's managing general agencies. Agency and service fee operating income contributed 1.6 percent to AIG's income before income taxes and the cumulative effect of accounting changes in 1995 compared to 1.8 percent in 1994 and 2.3 percent in 1993.

FINANCIAL SERVICES OPERATIONS

Financial services operations for the twelve month periods ending December 31, 1995, 1994 and 1993 were as follows:

(in thousands)
-------------------------------------------------------------------------------
                                             1995           1994           1993
-------------------------------------------------------------------------------
Revenues:
International Lease Finance Corp.      $1,378,353     $1,097,599     $  879,153
AIG Financial Products Corp.*             289,020        279,058        336,086
AIG Trading Group Inc.*                   317,207        246,643        227,403
Other                                     219,510        159,939         86,437
-------------------------------------------------------------------------------
Total                                  $2,204,090     $1,783,239     $1,529,079
-------------------------------------------------------------------------------
Operating income:
International Lease Finance Corp.      $  263,790     $  248,191     $  220,041
AIG Financial Products Corp.              140,245        131,032        150,113
AIG Trading Group Inc.                     68,765         55,249         69,803
Other, including intercompany
     adjustments                          (55,059)       (29,619)       (49,919)
-------------------------------------------------------------------------------
Total                                  $  417,741     $  404,853     $  390,038
-------------------------------------------------------------------------------

* Represents net trading revenues.

     Financial services operating income increased 3.2 percent in 1995 over 1994. This compares with an increase of 3.8 percent in 1994 over 1993.

     International Lease Finance Corporation (ILFC) generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in 1995 increased 25.6 percent from 1994 compared to a 24.8 percent increase during 1994 from 1993. The revenue increase in each year resulted primarily from the growth both in the size and relative cost of the fleet. During 1995, operating income increased 6.3 percent from 1994 and 12.8 percent during 1994 from 1993. The decline in the rate of increase of ILFC's 1995 operating income is due to the full effect of the lease margin compression resulting from the increases in interest rates that prevailed during 1994. The average borrowing cost during 1995 was 6.47 percent while 1994 was 6.41 percent. Further declines in interest rates would have a positive effect on leasing margins. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     ILFC is exposed to loss through non-performance of aircraft lessees, through owning aircraft which it would be unable to lease or re-lease at acceptable rates or sell at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At December 31, 1995, only three of 278 aircraft owned were not leased and these three aircraft have been committed

                             American International Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------


for sale. All other aircraft remain leased. Currently, 76 percent of rental revenue is from foreign carriers. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     AIG Financial Products Corp. and its subsidiaries (AIGFP) participate in the derivatives dealer market conducting, primarily as principal, an interest rate, currency and equity derivative products business. AIGFP also enters into long-dated forward foreign exchange contracts, option transactions, liquidity facilities, investment agreements and other structured transactions and invests in a diversified portfolio of securities. Thus, AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than for speculative transactions. Revenues in 1995 increased 3.6 percent from 1994 compared to a 17.0 percent decline during 1994 from 1993. During 1995, operating income increased 7.0 percent from 1994 and declined 12.7 percent during 1994 from 1993. As AIGFP is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein.)

     AIG Trading Group Inc. and its subsidiaries (AIGTG) derive a substantial portion of their revenues from market making and trading activities, as principals, in foreign exchange, interest rates, precious and base metals and natural gas and other energy products. Revenues in 1995 increased 28.6 percent from 1994 compared to an 8.5 percent increase during 1994 from 1993. During 1995, operating income increased 24.5 percent from 1994 and declined 20.9 percent during 1994 from 1993. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein.)

     Financial services operating income represented 12.1 percent of AIG's income before income taxes and the cumulative effect of accounting changes in 1995. This compares to 13.7 percent and 15.0 percent in 1994 and 1993, respectively.

OTHER OPERATIONS

In 1995, AIG's equity in income of minority-owned insurance operations was $81.7 million compared to $56.0 million in 1994 and $39.6 million in 1993. In 1995, the equity interest in insurance companies, which includes two equity operations which commenced business during 1993, represented 2.4 percent of income before income taxes and the cumulative effect of accounting changes compared to 1.9 percent in 1994 and 1.5 percent in 1993.

     Other realized capital losses amounted to $28.9 million, $52.3 million and $12.7 million in 1995, 1994 and 1993, respectively.

     Minority interest represents minority shareholders' equity in income of certain consolidated subsidiaries. In 1995, minority interest amounted to $36.3 million. In 1994 and 1993, minority interest amounted to $29.7 million and $26.9 million, respectively.

     Other income (deductions)-net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially-owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In 1995, net deductions amounted to $91.2 million. In 1994 and 1993, net deductions amounted to $68.6 million and $46.9 million, respectively.

     Income before income taxes amounted to $3.47 billion in 1995 and $2.95 billion in 1994. Income before income taxes and the cumulative effect of accounting changes was $2.60 billion in 1993.

     In 1995, AIG recorded a provision for income taxes of $955.5 million compared to the provisions of $776.5 million and $683.0 million in 1994 and 1993, respectively. These provisions represent effective tax rates of 27.6 percent in 1995 and 26.3 percent in each of 1994 and 1993. The increase in the effective tax rate in 1995 over prior years is primarily due to the profitability of domestic general adjusted underwriting relative to income before income taxes and the cumulative effect of accounting changes. (See Note 3 of Notes to Financial Statements.)

     Income before the cumulative effect of accounting changes amounted to $1.92 billion in 1993. At January 1, 1993, AIG's equity in income of minority-owned insurance operations was positively impacted by the cumulative effect of accounting changes on such operations from the adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes"(FASB 109), which was partially offset by the adoption of Statement of Financial Accounting Standards No. 106 "Employer's Accounting for Postretirement Benefits Other than Pension Plans" (FASB 106). AIG's equity in the cumulative effect of such accounting changes was a net benefit of $20.7 million.

     Net income amounted to $2.51 billion in 1995, $2.18 billion in 1994 and $1.94 billion in 1993. The increases in net income over the three year period resulted from those factors described above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------


CAPITAL RESOURCES

At December 31, 1995, AIG had total capital funds of $19.83 billion and total borrowings of $17.99 billion. At that date, $14.32 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs).

     Total borrowings at December 31, 1995 and 1994 were as follows:

(in thousands)
--------------------------------------------------------------------------------
December 31,                                              1995              1994
--------------------------------------------------------------------------------
GIAs -- AIGFP                                      $ 5,423,555       $ 5,535,318
--------------------------------------------------------------------------------
Commercial Paper:
  Funding                                              687,182         1,211,280
  ILFC(a)                                            1,834,882         1,960,545
  AICCO                                                644,571           617,734
--------------------------------------------------------------------------------
  Total                                              3,166,635         3,789,559
--------------------------------------------------------------------------------
Medium Term Notes:
  ILFC(a)                                            2,391,535         1,999,535
  AIG                                                  115,000           155,000
--------------------------------------------------------------------------------
  Total                                              2,506,535         2,154,535
--------------------------------------------------------------------------------
Notes and Bonds Payable:
  ILFC(a)                                            3,550,000         2,950,000
  AIGFP                                              1,868,943         1,048,061
  AIG: Lire bonds                                      159,067           159,067
     Zero coupon notes                                  73,348            65,831
--------------------------------------------------------------------------------
  Total                                              5,651,358         4,222,959
--------------------------------------------------------------------------------
Loans and Mortgages Payable:
  AIGTG                                                     --           890,800
  ILFC(a)(b)                                         1,122,265           678,650
  AIG                                                  120,369           247,656
--------------------------------------------------------------------------------
  Total                                              1,242,634         1,817,106
--------------------------------------------------------------------------------
Total Borrowings                                    17,990,717        17,519,477
--------------------------------------------------------------------------------
Borrowings not guaranteed by AIG                     8,898,682         7,588,730
Matched GIA borrowings                               5,423,555         5,535,318
--------------------------------------------------------------------------------
                                                    14,322,237        13,124,048
--------------------------------------------------------------------------------
Remaining borrowings of AIG                        $ 3,668,480       $ 4,395,429
--------------------------------------------------------------------------------

(a)     AIG does not guarantee or support these borrowings.
(b)     Primarily capital lease obligations.

See also Note 9 of Notes to Financial Statements.

     Although financing may be obtained through other sources, GIAs serve as the primary source of proceeds for AIGFP's investments in a diversified portfolio of securities and derivative transactions. (See also the discussions under "Operational Review", "Liquidity" and "Derivatives" herein and Notes 1, 9 and 11 of Notes to Financial Statements.)

     AIG Funding, Inc. (Funding), through the issuance of commercial paper, fulfills the short-term cash requirements of AIG and its subsidiaries. Funding intends to continue to meet AIG's funding requirements through the issuance of commercial paper guaranteed by AIG. This issuance of Funding's commercial paper is subject to the approval of AIG's Board of Directors. ILFC and A.I. Credit Corp. (AICCO) issue commercial paper for the funding of their own operations. AIG does not guarantee AICCO's or ILFC's commercial paper. However, AIG has entered into an agreement in support of AICCO's commercial paper. From time to time, AIGFP may issue commercial paper to fund its operations. AIG guarantees AIGFP's commercial paper. At December 31, 1995, AIGFP had no commercial paper outstanding. (See also the discussion under "Derivatives" herein and Note 9 of Notes to Financial Statements.)

     AIG and Funding have entered into two syndicated revolving credit facilities (the Facilities) aggregating $1 billion. The Facilities consist of a $500 million 364 day revolving credit facility and a $500 million five year revolving credit facility. The Facilities can be used for general corporate purposes and also provide backup for AIG's commercial paper programs administered by Funding. There are currently no borrowings outstanding under either of the Facilities, nor were any borrowings outstanding as of December 31, 1995.

     ILFC increased the aggregate principal amount outstanding of its medium term and term notes to $5.94 billion at December 31, 1995, a net increase of $992.0 million, and incurred a net increase in its capital lease obligations of $783.0 million at that date. At December 31, 1995, ILFC had $1.80 billion in aggregate principal amount of debt securities registered for issuance from time to time. ILFC sold $200 million of Market Auction Preferred Stock in 1995. The cash used to purchase flight equipment, including progress payments during the construction phase, is primarily derived from the proceeds of ILFC's debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover of prior debt. (See also the discussions under "Operational Review" and "Liquidity" herein and Notes 1, 9 and 15 of Notes to Financial Statements.)

     During 1995, AIG did not issue any medium term notes and $40.0 million of previously issued notes matured. At December 31, 1995, AIG had $247.0 million in aggregate principal amount of debt securities registered for issuance from time to time. An additional $500 million principal amount of debt securities was registered in February, 1996. (See also the discussion under "Derivatives" herein and Note 9 of Notes to Financial Statements.)

     AIG's capital funds have increased $3.41 billion in 1995. Unrealized appreciation of investments, net of taxes, increased $1.21 billion, primarily resulting from the rally of the domestic equity markets and the decline in domestic interest rates and its effect on the market values of bonds worldwide. As a result of AIG's adoption of Financial Accounting Standards No. 115 "Accounting for Certain Investments on Debt and Equity Securities", unrealized appreciation of investments, net of taxes, is now subject to increased volatility resulting from the changes in the market value of bonds available for sale. During 1995, the cumulative translation adjustment loss, net of taxes, increased $168.0 million and retained earnings increased $2.36 billion, resulting from net income less dividends.

                             American International Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------


     During 1995, AIG repurchased 220,000 shares of its common stock in the open market at a cost of $16.0 million. During 1994, AIG repurchased 3.14 million shares of its common stock in the open market at a cost of $177.7 million. AIG intends to continue to buy its common shares in the open market from time to time and to satisfy its obligations under various employee benefit plans through such purchases.

     Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At December 31, 1995, there were no significant statutory or regulatory issues which would impair AIG's financial condition, results of operations or liquidity. (See also the discussion under "Liquidity" herein and Note 10 of Notes to Financial Statements.)

     In 1989, the National Association of Insurance Commissioners (NAIC) adopted the "NAIC Solvency Policing Agenda for 1990". Included in this agenda was the development of Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company's statutory surplus to the risk inherent in its overall operations.

     At December 31, 1995, the adjusted capital of each of AIG's domestic general companies and of each of AIG's domestic life companies exceeded each of their RBC standards by considerable margins.

     A substantial portion of AIG's general insurance business and a majority of its life insurance business is carried on in foreign countries. The degree of regulation and supervision in foreign jurisdictions varies from minimal in some to stringent in others. Generally, AIG, as well as the underwriting companies operating in such jurisdictions, must satisfy local regulatory requirements.

     To AIG's knowledge, no AIG company is on any regulatory or similar "watch list".

LIQUIDITY

At December 31, 1995, AIG's consolidated invested assets included approximately $2.36 billion of cash and short-term investments. Consolidated net cash provided from operating activities in 1995 amounted to approximately $7.21 billion.

     Management believes that AIG's liquid assets, its net cash provided by operations, and access to the capital markets will enable it to meet any foreseeable cash requirements.

     AIG's liquidity is primarily derived from the operating cash flows of its general and life insurance operations.

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance pretax operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG's insurance operations generated approximately $9.6 billion in pretax cash flow during 1995. Cash flow includes periodic premium collections, including policyholders' contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits, acquisition and operating expenses paid. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance investment operations generated approximately $3.5 billion in investment income cash flow during 1995. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains.

     The combined insurance pretax operating cash flow coupled with the cash and short-term investments of $1.87 billion provided the insurance operations with a significant amount of liquidity during 1995. This liquidity is available to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy and collateral and guaranteed loans. With this liquidity coupled with proceeds of approximately $13.8 billion from the maturities, sales and redemptions of fixed income securities and from the sales of marketable equity securities, AIG purchased approximately $19.5 billion of fixed income securities and marketable equity securities during 1995.

     During 1995, AIG received approximately $1 billion from redemptions of held to maturity municipal bonds. Prior to redemption, the yield on these bonds approximated eight percent. The yield on the reinvestment of the proceeds in bonds with similar characteristics averaged nearly six percent. AIG does not anticipate that these redemptions will have a significant effect on AIG's general investment income, operations, financial condition or liquidity.

     The following table is a summary of AIG's invested assets by significant segment, including investment income due and accrued and real estate, at December 31, 1995 and 1994:

(dollars in thousands)
---------------------------------------------------------------------------------------------
                                 December 31, 1995                    December 31, 1994
                            ----------------------------         ----------------------------
                               Invested          Percent            Invested          Percent
                                 Assets         of Total              Assets         of Total
---------------------------------------------------------------------------------------------
General insurance           $26,550,431             27.5%        $23,873,059             30.2%
Life insurance               34,869,040             36.2          26,690,071             33.8
Financial services           34,468,961             35.8          27,920,262             35.4
Other                           449,832              0.5             491,548              0.6
---------------------------------------------------------------------------------------------
Total                       $96,338,264            100.0%        $78,974,940            100.0%
---------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------


     The following tables summarize the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at December 31, 1995 and 1994:

(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Percent Distribution
                                                                                                    Percent   --------------------
December 31, 1995                                               General         Life        Total  of Total   Domestic     Foreign
----------------------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
     Available for sale, at market value (a)                $ 9,068,133  $22,168,672  $31,236,805      50.9%      37.5%       62.5%
     Held to maturity, at amortized cost (b)                 11,545,530           --   11,545,530      18.8      100.0          --
Equity securities, at market value (c)                        3,011,249    2,131,897    5,143,146       8.4       35.8        64.2
Mortgage loans on real estate, policy and collateral loans       54,852    6,887,329    6,942,181      11.3       52.8        47.2
Short-term investments, including
     time deposits, and cash                                    636,709    1,231,817    1,868,526       3.0       25.6        74.4
Real estate                                                     345,336      660,954    1,006,290       1.6       17.3        82.7
Investment income due and accrued                               466,744      732,380    1,199,124       2.0       55.3        44.7
Other invested assets                                         1,421,878    1,055,991    2,477,869       4.0       50.6        49.4
----------------------------------------------------------------------------------------------------------------------------------
Total                                                       $26,550,431  $34,869,040  $61,419,471     100.0%      51.0%       49.0%
----------------------------------------------------------------------------------------------------------------------------------

(a) Includes $428,296 of bonds trading securities, at market value.
(b) Includes $459,505 of preferred stock, at amortized cost.
(c) Includes $38,989 of preferred stock, at market value.

(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Percent Distribution
                                                                                                    Percent    --------------------
December 31, 1994                                               General         Life        Total  of Total    Domestic     Foreign
-----------------------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
     Available for sale, at market value (a)                $ 4,995,778  $16,890,709  $21,886,487      43.3%       32.2%       67.8%
     Held to maturity, at amortized cost (b)                 13,454,310           --   13,454,310      26.6       100.0          --
Equity securities, at market value (c)                        2,799,728    2,090,421    4,890,149       9.7        30.4        69.6
Mortgage loans on real estate, policy and collateral loans       27,725    4,534,604    4,562,329       9.0        43.1        56.9
Short-term investments, including
     time deposits, and cash                                    954,901    1,212,933    2,167,834       4.3        27.6        72.4
Real estate                                                     364,115      648,938    1,013,053       2.0        18.0        82.0
Investment income due and accrued                               446,745      471,281      918,026       1.8        57.5        42.5
Other invested assets                                           829,757      841,185    1,670,942       3.3        50.9        49.1
------------------------------------------------------------------------------------------------------------------------------------
Total                                                       $23,873,059  $26,690,071  $50,563,130     100.0%       51.7%       48.3%
------------------------------------------------------------------------------------------------------------------------------------

(a) Includes $163,956 of bonds trading securities, at market value.

(b) Includes $412,503 of preferred stock, at amortized cost.

(c) Includes $61,937 of preferred stock, at market value.

     With respect to fixed maturities, AIG's strategy is to invest in high quality securities while maintaining diversification to avoid significant exposure to issuer, industry and/or country concentrations. The growth in the percentage distribution of fixed maturities available for sale, at market value is primarily attributable to the decline in domestic interest rates and the redesignation of approximately $2.8 billion of fixed maturities held to maturity to fixed maturities available for sale. This change was permitted by the transition provision for a one-time transfer of securities from held to maturity, at amortized cost as included in the Financial Accounting Standards Board's "Special Report, a Guide to the Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities."

     At December 31, 1995, approximately 54 percent of the fixed maturity investments were domestic securities. Approximately 40 percent of such domestic securities were rated AAA, approximately two percent were below investment grade.

     A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations.
AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At December 31, 1995, approximately 46 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis were equivalent from a credit standpoint to securities so rated. Less than one percent of these investments were deemed below investment grade and approximately four percent were not rated at that date.

     Although AIG's fixed income insurance portfolios contain only minor amounts of securities below investment grade, any fixed income security may be subject to downgrade for a variety of reasons subsequent to any balance sheet date. There have been no significant downgrades as at March 1, 1996.

     At December 31, 1995, approximately five percent of the fixed maturities portfolio was Collateralized Mortgage Obligations (CMOs). All of the CMOs were investment grade and approximately 79 percent of the CMOs were backed by various U.S. government agencies. Thus, credit risk was minimal. CMOs are exposed to interest rate risk as the duration and ultimate realized yield would be affected by the accelerated prepayments

                             American International Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------


of the underlying mortgages. There were no interest only or principal only CMOs.

     When permitted by regulatory authorities and when deemed necessary to protect insurance assets, including invested assets, from currency risk and interest rate risk, AIG and its insurance subsidiaries enter into derivative transactions as end users. To date, such activities have been minor. (See also the discussion under "Derivatives" herein.)

     Mortgage loans on real estate, policy and collateral loans comprised 11.3 percent of AIG's insurance invested assets at December 31, 1995. AIG's insurance holdings of real estate mortgages amounted to $2.1 billion of which 32 percent was domestic. At December 31, 1995, no domestic mortgages and only a nominal amount of foreign mortgages were in default. At December 31, 1995, AIG's insurance holdings of collateral loans amounted to $845.1 million, all of which were foreign. It is AIG's practice to maintain a maximum loan to value ratio of 75 percent at loan origination. AIG's policy loans increased from $2.23 billion at December 31, 1994 to $3.95 billion at December 31, 1995, with approximately one billion dollars of this increase relating to the domestic corporate-owned life insurance product.

     Short-term investments represent amounts invested in various internal and external money market funds, time deposits and cash.

     AIG's real estate investment properties are primarily occupied by AIG's various operations. The current market value of these properties considerably exceeds their carrying value.

     Other invested assets were primarily comprised of both foreign and domestic private placements, limited partnerships and outside managed funds.

     In certain jurisdictions, significant regulatory and/or foreign governmental barriers exist which may not permit the immediate free flow of funds between insurance subsidiaries or from the insurance subsidiaries to AIG parent. These barriers generally cause only minor delays in the outward remittance of the funds.

     The following table is a summary of the composition of AIG's financial services invested assets at December 31, 1995 and 1994. (See also the discussions under "Operational Review," "Capital Resources" and "Derivatives" herein.)

(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------
                                                                                 1995                    1994
                                                                      ----------------------   ----------------------
                                                                          Invested   Percent      Invested    Percent
                                                                           Assets   of Total        Assets   of Total
---------------------------------------------------------------------------------------------------------------------
Flight equipment primarily under operating leases, net of
     accumulated depreciation                                         $12,442,010       36.1%  $10,723,527       38.4%
Unrealized gain on interest rate and currency swaps,
     options and forward transactions                                   7,250,954       21.0     4,650,743       16.7
Securities available for sale, at market value                          3,931,100       11.4     3,796,792       13.6
Trading securities, at market value                                     2,641,436        7.7     2,483,637        8.9
Securities purchased under agreements to resell, at contract value      2,022,056        5.9     1,209,403        4.3
Trade receivables                                                       3,321,985        9.6     2,629,734        9.4
Spot commodities, at market value                                       1,079,124        3.1       916,833        3.3
Other, including short-term investments                                 1,780,296        5.2     1,509,593        5.4
---------------------------------------------------------------------------------------------------------------------
Total                                                                 $34,468,961      100.0%  $27,920,262      100.0%
---------------------------------------------------------------------------------------------------------------------

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover of prior debt. During 1995, ILFC acquired flight equipment costing $3.28 billion.

     At December 31, 1995, ILFC had committed to purchase or had secured positions for 292 aircraft deliverable from 1996 through 2004 at an estimated aggregate purchase price of $15.9 billion and had options to purchase an additional 34 aircraft deliverable through 2005 at an estimated aggregate purchase price of $2.5 billion. As at March 15, 1996, ILFC has entered into leases, letters of intent to lease or is in various stages of negotiation for all of the aircraft to be delivered in 1996 and 44 of 228 aircraft to be delivered subsequent to 1996. ILFC will be required to find customers for any aircraft presently on order and any aircraft to be ordered, and it must arrange financing for portions of the purchase price of such equipment. In a rising interest rate environment, ILFC negotiates higher lease rates on any new contracts. ILFC has been successful to date both in placing its new aircraft on lease or under sales contract and obtaining adequate financing.

     AIGFP's derivative transactions are carried at market value or at estimated fair value when market prices are not readily available. AIGFP reduces its economic risk exposure through similarly valued offsetting transactions including swaps, trading securities, options, forwards and futures. The estimated fair values of these transactions represent assessments of the present value of expected future cash flows. These transactions are exposed to liquidity risk if AIGFP were to sell or close out the transactions prior to maturity. AIG believes that the impact of any such limited liquidity would not be significant to AIG's financial condition or its overall liquidity. (See also the discussion under "Derivatives" herein.)

     Securities available for sale, at market value and securities purchased under agreements to resell are purchased with the proceeds of AIGFP's GIA financings and other long and short term borrowings. The proceeds from the disposal of securities available for sale and securities purchased under agreements to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------


resell have been used to fund the maturing GIAs or other AIGFP financing. (See also the discussion under "Capital Resources" herein.)

     Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At December 31, 1995, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $1.1 billion of these securities. There were no securities deemed below investment grade. There have been no significant downgrades through March 1, 1996. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP generally takes possession of securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

     AIGTG conducts, as principal, market making and trading activities in foreign exchange, interest rates, precious and base metals and natural gas and other energy products. AIGTG owns inventories in the commodities in which it trades and may reduce the exposure to market risk through the use of swaps, forwards, futures and option contracts. AIGTG uses derivatives to manage the economic exposure of its various trading positions and transactions from adverse movements of interest rates, exchange rates and commodity prices. AIGTG supports its trading activities largely through trade payables, unrealized losses on swaps, short-term borrowings and spot commodities sold but not yet purchased. (See also the discussions under "Capital Resources" and "Derivatives" herein.)

DERIVATIVES

Derivatives are financial arrangements among two or more parties whose returns are linked to or "derived" from some underlying equity, debt, commodity or other asset, liability, or some index. Derivatives payments may be based on interest rates and exchange rates and/or prices of certain securities, certain commodities, or financial or commodity indices. The more significant types of derivative arrangements in which AIG transacts are swaps, forwards, futures, options and related instruments.

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

     Derivatives are generally either negotiated over the counter contracts or standardized contracts executed on an exchange. Standardized exchange traded derivatives include futures and options which can be readily bought or sold over recognized security exchanges and settled daily through such clearing houses. Negotiated over the counter derivatives include forwards, swaps and options. Over the counter derivatives are generally not traded like exchange traded securities. However, in the normal course of business, with the agreement of the original counterparty, these contracts may be terminated early or assigned to another counterparty.

     All significant derivatives activities are conducted through AIGFP and AIGTG permitting AIG to participate in the derivatives dealer market acting primarily as principal. In these derivative operations, AIG structures agreements which generally allow its counterparties to enter into transactions with respect to changes in interest and exchange rates, securities' prices and certain commodities and financial or commodity indices. Generally, derivatives are used by AIG's customers such as corporations, financial institutions, multinational organizations, sovereign entities, government agencies and municipalities. For example, a futures, forward or option contract can be used to protect the customers' assets or liabilities against price fluctuations.

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

     AIG actively manages the exposures to limit potential losses, while maximizing the rewards afforded by these business opportunities. In doing so, AIG must manage a variety of exposures including credit, market, liquidity, operational and legal risks.

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

                             American International Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------


     AIGFP does not seek to manage the market risk of each of its transactions through an individual offsetting transaction. Rather, AIGFP takes a portfolio approach to the management of its market risk exposure. AIGFP values its portfolio at market value or estimated fair value when market values are not readily available. These valuations represent an assessment of the present values of expected future cash flows of AIGFP's transactions and may include reserves for such risks as are deemed appropriate by AIGFP's and AIG's management. AIGFP evaluates the portfolio's discounted cash flows with reference to current market conditions, maturities within the portfolio and other relevant factors. Based upon this evaluation, AIGFP determines what, if any, offsetting transactions are necessary to reduce the market risk exposure of the portfolio.

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

     AIGTG attempts to secure reliable current market prices, such as published prices or third party quotes, to value its derivatives. Where such prices are not available, AIGTG uses an internal methodology which includes interpolation or extrapolation from verifiable prices nearest to the dates of the transactions. The methodology may reflect interest and exchange rates, commodity prices, volatility rates and other relevant factors.

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

     The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at December 31, 1995 were as follows:

(in thousands)
--------------------------------------------------------------------------------
                                               Gross         Gross       Balance
                                          Unrealized    Unrealized         Sheet
                                               Gains        Losses        Amount
--------------------------------------------------------------------------------
Securities available for
     sale, at market value (a)            $  209,954    $  209,476    $3,931,100

Unrealized gain/loss on
     interest rate and currency
     swaps, options and forward
     transactions (b) (c)                  7,250,954     6,405,045            --

Trading securities, at
     market value                                 --            --     2,641,436

Securities sold but not yet
     purchased, principally
     obligations of the U.S.
     government and government
     agencies, at market value                    --            --     1,204,386

Trade receivables (c)                      4,335,033     2,621,935     3,321,985

Spot commodities, at
     market value (d)                        163,673       164,949     1,079,124

Trade payables                                    --     1,901,569     2,810,947

Spot commodities sold but
     not yet purchased, at
     market value                            176,498       179,762       783,302
--------------------------------------------------------------------------------

(a) See also Note 8 (e) of Notes to Financial Statements.

(b) These amounts are also presented as the respective balance sheet amounts.

(c) At December 31, 1995, AIGTG's net replacement values with respect to interest rate and currency swaps were $356.0 million and $1.71 billion with respect to futures and forward contracts.

(d) The net replacement value with respect to purchased option contracts of AIGTG at December 31, 1995 was $459.0 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------


     The interest rate risk on securities available for sale, at market, is managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At December 31, 1995, the unrealized gains and losses remaining after benefit of the offsets were $6.6 million and $6.1 million, respectively.

     AIGFP carries its derivatives at market or estimated fair value, whichever is appropriate. Because of limited liquidity of certain of these instruments, the recorded estimated fair values of these derivatives may be different than the values that might be realized if AIGFP were to sell or close out the transactions prior to maturity. (See also the discussions under "Operational
Review: Financial Services" and "Liquidity" herein.)

     Trading securities, at market value, and securities sold but not yet purchased are marked to market daily with the unrealized gain or loss being recognized in income at that time. These securities are held to meet the short-term risk management objectives of AIGFP.

     AIGTG conducts as principal, market making and trading activities in foreign exchange, interest rates, precious and base metals and natural gas and other energy products. AIGTG owns inventories in the commodities in which it trades. These inventories are carried at market and may be substantially hedged. AIGTG uses derivatives to manage the economic exposure of its various trading positions and transactions from adverse movements in interest rates, exchange rates and commodity prices. (See also the discussions under "Operational Review: Financial Services" and "Liquidity" herein.)

     A counterparty may default on any obligation to AIG, including a derivative contract. Credit risk is a consequence of extending credit and/or carrying trading and investment positions. Credit risk exists for a derivative contract when that contract has an estimated positive fair value. To help manage this risk, the credit departments of AIGFP and AIGTG operate within the guidelines of the AIG Credit Risk Committee, which sets credit policy and limits for counterparties and provides limits for derivative transactions with counterparties having different credit ratings. In addition to credit ratings, this committee takes into account other factors, including the industry and country of the counterparty. Transactions which fall outside these pre-established guidelines require the approval of the AIG Credit Risk Committee. It is also AIG's policy to establish reserves for potential credit impairment when necessary.

     AIGFP and AIGTG determine the credit quality of each of their counterparties taking into account credit ratings assigned by recognized statistical rating organizations. If it is determined that a counterparty requires credit enhancement, then one or more enhancement techniques will be used. Examples of such enhancement techniques include letters of credit, guarantees, collateral credit triggers and credit derivatives and margin agreements.

     A significant majority of AIGFP's transactions are contracted and documented under ISDA Master Agreements that provide for legally enforceable set-off and close out netting of exposures in the event of default. Under such agreements, in connection with the early termination of a transaction, AIGFP is permitted to set-off its receivables from a counterparty against AIGFP's payables to that same counterparty arising out of all included transactions. Excluding regulated exchange transactions, AIGTG, whenever possible, enters into netting agreements with its counterparties which are similar in effect to those discussed above.

     The following tables provide the notional and contractual amounts of AIGFP's derivatives portfolio at December 31, 1995. The notional amounts used to express the extent of AIGFP's involvement in swap transactions represent a standard of measurement of the volume of AIGFP's swaps business. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual cash flows to be exchanged and are not paid or received, except for certain contracts such as currency swaps. The timing and the amount of cash flows relating to foreign exchange forwards and exchange traded futures and options contracts are determined by each of the respective contractual agreements.

     The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss after the application of the aforementioned strategies, ISDA Master Agreements and collateral held.

                             American International Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------


     The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at December 31, 1995:

(in thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                          Remaining Life
                                              --------------------------------------------------
                                                      One  Two Through  Six Through    After Ten         Total         Total
                                                     Year   Five Years    Ten Years        Years          1995          1994
----------------------------------------------------------------------------------------------------------------------------
Interest rate, currency and equity/commodity
swaps and swaptions:
Notional amount:
     Interest rate swaps                      $26,726,000  $61,700,000  $31,497,000  $10,518,000  $130,441,000  $105,581,000
     Currency swaps                             5,942,000   14,161,000    5,305,000    3,421,000    28,829,000    18,260,000
     Equity/commodity swaps                       247,000       48,000           --       25,000       320,000       817,000
     Swaptions                                    417,000    1,246,000    1,939,000      772,000     4,374,000     9,060,000
----------------------------------------------------------------------------------------------------------------------------
Total                                         $33,332,000  $77,155,000  $38,741,000  $14,736,000  $163,964,000  $133,718,000
----------------------------------------------------------------------------------------------------------------------------
Futures and forward contracts:
Exchange traded futures contracts
     contractual amount                       $16,050,000           --           --           --  $ 16,050,000  $ 13,183,000
----------------------------------------------------------------------------------------------------------------------------
Over the counter forward contracts
     contractual amount                       $ 2,236,000  $     2,000           --           --  $  2,238,000  $  2,049,000
----------------------------------------------------------------------------------------------------------------------------


     AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At December 31, 1995, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

 (in thousands)
--------------------------------------------------------------------------------------------
                                           Net Replacement Value
                                        ----------------------------
                                        Swaps and        Futures and       Total       Total
                                        Swaptions  Forward Contracts        1995        1994
--------------------------------------------------------------------------------------------
Counterparty credit quality:
     AAA                               $1,994,000            $    --  $1,994,000  $1,093,000
     AA                                 2,129,000             17,000   2,146,000   1,987,000
     A                                  1,433,000             10,000   1,443,000   1,012,000
     BBB                                1,239,000                 --   1,239,000     525,000
     Below investment grade                49,000                 --      49,000      21,000
     Not externally rated--exchanges*          --             23,000      23,000      13,000
--------------------------------------------------------------------------------------------
Total                                  $6,844,000            $50,000  $6,894,000  $4,651,000
--------------------------------------------------------------------------------------------

* Exchange traded futures are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

     At December 31, 1995, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
-----------------------------------------------------------------------------------------------------------------------------
                                                     Net Replacement Value
                                                 ------------------------------
                                                  Swaps and         Futures and                  Total                  Total
                                                  Swaptions   Forward Contracts                   1995                   1994
-----------------------------------------------------------------------------------------------------------------------------
Non-U.S. banks                                   $2,425,000             $18,000             $2,443,000             $2,101,000
Insured municipalities                              880,000                  --                880,000                270,000
U.S. industrials                                  1,025,000                  --              1,025,000                494,000
Governmental                                        845,000                  --                845,000                726,000
Non-U.S. financial service companies                 40,000                  --                 40,000                 31,000
Non-U.S. industrials                                531,000                  --                531,000                372,000
Special purpose                                     113,000                  --                113,000                 16,000
U.S. banks                                          310,000               9,000                319,000                172,000
U.S. financial service companies                    424,000                  --                424,000                324,000
Supranationals                                      251,000                  --                251,000                132,000
Exchanges*                                               --              23,000                 23,000                 13,000
-----------------------------------------------------------------------------------------------------------------------------
Total                                            $6,844,000             $50,000             $6,894,000             $4,651,000
-----------------------------------------------------------------------------------------------------------------------------

* Exchange traded futures are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

     The following tables provide the notional and contractual amounts of AIGTG's derivatives portfolio at December 31, 1995. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the December 31, 1995 balances based upon the expected timing of the future cash flows.

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

     The gross replacement values presented represent the sum of the estimated positive fair values of all of AIGTG's derivatives contracts at December 31, 1995. These values do not represent the credit risk to AIGTG.

     Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss.

     The following tables present AIGTG's derivatives portfolio and the associated credit exposure, if applicable, by maturity and type of derivative at December 31, 1995:

(in thousands)
--------------------------------------------------------------------------------------------------------------------------------
                                                                   REMAINING LIFE
                                                 -------------------------------------------------
                                                          ONE  TWO THROUGH  SIX THROUGH  AFTER TEN          TOTAL          TOTAL
                                                         YEAR   FIVE YEARS    TEN YEARS      YEARS           1995           1994
--------------------------------------------------------------------------------------------------------------------------------
FUTURES AND FORWARD CONTRACTS AND INTEREST
  RATE AND CURRENCY SWAPS:
Exchange traded futures contracts
  contractual amount                             $ 22,494,000   $4,131,000   $  180,000   $   --     $ 26,805,000   $ 21,504,000
================================================================================================================================
Over the counter forward contracts
  contractual amount                             $174,487,000   $8,075,000   $1,142,000   $  6,000   $183,710,000   $171,287,000
================================================================================================================================
Interest rate and currency swaps:
  Notional amount:
    Interest rate swaps and forward rate
      agreements                                 $ 22,064,000   $6,889,000   $  833,000   $150,000   $ 29,936,000   $ 19,891,000

    Currency swaps                                       --      2,734,000    1,227,000    580,000      4,541,000           --
--------------------------------------------------------------------------------------------------------------------------------
Total                                            $ 22,064,000   $9,623,000   $2,060,000   $730,000   $ 34,477,000   $ 19,891,000
================================================================================================================================
FUTURES AND FORWARD CONTRACTS AND INTEREST
  RATE AND CURRENCY SWAPS:
    Credit exposure:
      Gross replacement value                    $  3,590,000   $  838,000   $  243,000   $ 53,000   $  4,724,000   $  3,531,000
      Master netting arrangements                  (2,097,000)    (318,000)     (74,000)   (16,000)    (2,505,000)    (1,577,000)
      Collateral                                      (52,000)     (49,000)     (48,000)      --         (149,000)       (83,000)
--------------------------------------------------------------------------------------------------------------------------------
NET REPLACEMENT VALUE*                           $  1,441,000   $  471,000   $  121,000   $ 37,000   $  2,070,000   $  1,871,000
================================================================================================================================

* The net replacement value of $356.0 million with respect to interest rate and currency swaps is presented as a component of unrealized gain on interest rate and currency swaps, options and forward transactions.

                             American International Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------

(in thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                             REMAINING LIFE
                                          ---------------------------------------------------
                                                   ONE    TWO THROUGH  SIX THROUGH  AFTER TEN          TOTAL           TOTAL
                                                  YEAR     FIVE YEARS    TEN YEARS      YEARS           1995            1994
----------------------------------------------------------------------------------------------------------------------------
OPTION CONTRACTS:
Contractual amounts for purchased options:
  Exchange traded                         $  1,112,000    $   146,000    $    --           --   $  1,258,000    $  1,410,000
  Over the counter                          21,348,000      3,179,000      752,000         --     25,279,000      13,827,000
----------------------------------------------------------------------------------------------------------------------------
Total                                     $ 22,460,000    $ 3,325,000    $ 752,000         --   $ 26,537,000    $ 15,237,000
============================================================================================================================
CREDIT EXPOSURE FOR PURCHASED OPTIONS:
  Gross replacement value                 $    478,000    $   164,000    $  64,000         --   $    706,000    $    370,000
  Master netting arrangements                 (188,000)       (41,000)      (1,000)        --       (230,000)        (72,000)
  Collateral                                   (17,000)          --           --           --        (17,000)        (23,000)
----------------------------------------------------------------------------------------------------------------------------
Net replacement value(a)                  $    273,000    $   123,000    $  63,000         --   $    459,000    $    275,000
============================================================================================================================
Contractual amounts for sold options(b)   $ 23,456,000    $ 3,656,000    $ 968,000         --   $ 28,080,000    $ 14,158,000
============================================================================================================================

(a) The net replacement value with respect to purchased options is presented as a component of spot commodities, at market value.
(b) Options obligate AIGTG to buy or sell the underlying item if the option purchaser chooses to exercise. The amounts do not represent credit exposures.

     AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At December 31, 1995, the counterparty credit quality by derivative product with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in thousands)
-------------------------------------------------------------------------------------------------------------------------------
                                                         NET REPLACEMENT VALUE
                                             --------------------------------------------
                                                 FUTURES AND FORWARD
                                              CONTRACTS AND INTEREST     OVER THE COUNTER              TOTAL              TOTAL
                                             RATE AND CURRENCY SWAPS    PURCHASED OPTIONS               1995               1994
-------------------------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                     $  154,000             $ 60,000         $  214,000         $  240,000
  AA                                                         717,000              189,000            906,000            782,000
  A                                                          449,000               81,000            530,000            620,000
  BBB                                                         65,000                7,000             72,000             67,000
  Below investment grade                                      20,000                2,000             22,000             32,000
  Not externally rated, including exchange
    traded futures and options*                              665,000              120,000            785,000            405,000
-------------------------------------------------------------------------------------------------------------------------------
Total                                                     $2,070,000             $459,000         $2,529,000         $2,146,000
===============================================================================================================================

* Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

     At December 31, 1995, the counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in thousands)
-------------------------------------------------------------------------------------------------------------------------------
                                                         NET REPLACEMENT VALUE
                                             --------------------------------------------
                                                 FUTURES AND FORWARD
                                              CONTRACTS AND INTEREST     OVER THE COUNTER              TOTAL              TOTAL
                                             RATE AND CURRENCY SWAPS    PURCHASED OPTIONS               1995               1994
-------------------------------------------------------------------------------------------------------------------------------
Non-U.S. banks                                            $  611,000             $223,000         $  834,000         $  818,000
U.S. industrials                                             332,000                8,000            340,000            322,000
Governmental                                                 132,000               20,000            152,000            112,000
Non-U.S. financial service companies                         222,000               36,000            258,000             54,000
Non-U.S. industrials                                         101,000               15,000            116,000            164,000
U.S. banks                                                   288,000               37,000            325,000            426,000
U.S. financial service companies                             132,000               99,000            231,000            110,000
Exchanges*                                                   252,000               21,000            273,000            140,000
-------------------------------------------------------------------------------------------------------------------------------
Total                                                     $2,070,000             $459,000         $2,529,000         $2,146,000
===============================================================================================================================

* Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

     Generally, AIG manages and operates its businesses in the currencies of the local operating environment. Thus, exchange gains or losses occur when AIG's foreign currency net investment is affected by changes in the foreign exchange rates relative to the U.S. dollar from one reporting period to the next.

     As an end user, AIG and its subsidiaries, including its insurance subsidiaries, use derivatives to aid in managing AIG's foreign exchange translation exposure. Derivatives may also be used to minimize certain exposures with respect to AIG's debt financing and insurance investment operations; to date, such activities have been minor.

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

ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" (FASB 121). This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and an impairment loss must be recognized.

     FASB 121 is effective for AIG commencing January 1, 1996. AIG believes that the adoption of this statement in 1996 will have an immaterial impact on the results of operations, financial condition and liquidity.

     In October 1995, FASB issued Statement of Financial Accounting Standards No. 123 "Accounting for Awards of Stock-Based Compensation to Employees" (FASB
123). FASB 123 establishes accounting and reporting standards for stock-based employee compensation plans. These plans include stock option and stock purchase plans. FASB 123 provides employers a choice: Adopt FASB 123 accounting standards for all stock compensation arrangements which requires the recognition of compensation expense for the fair value of virtually all stock compensation awards; or continue to account for stock options and other forms of stock compensation under the current accounting standards (APB No. 25 "Accounting for Stock Issued to Employees") while also providing the disclosure required under FASB 123. AIG has adopted the disclosure requirements of FASB 123 effective for the year ended December 31, 1995 financial statements.

     In December 1995, FASB issued "Special Report, a Guide to the Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities." Among other things, this guide provided for a transition provision permitting a one-time transfer of debt securities from the held to maturity classification to the available for sale classification. Pursuant thereto, AIG has transferred approximately $2.8 billion of bonds held to maturity, at amortized cost, having a market value of approximately $100 million in excess of such amortized cost.

     In 1994, the American Institute of Certified Public Accountants issued a Statement of Position (SOP) 94-6 "Disclosure of Certain Significant Risks and Uncertainties" (SOP 94-6). Pursuant to SOP 94-6, AIG has made certain disclosures as to risks and uncertainties and the nature of AIG's operations and AIG's use of estimates in the preparation of its 1995 financial statements.

                             American International Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
ITEM 8. Financial Statements and Supplementary Data

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

--------------------------------------------------------------------------------
                                                                            Page
--------------------------------------------------------------------------------
   Report of Independent Accountants                                          34
   Consolidated Balance Sheet at
     December 31, 1995 and 1994                                               35
   Consolidated Statement of Income for the
     years ended December 31, 1995, 1994
     and 1993                                                                 37
   Consolidated Statement of Capital Funds
     for the years ended December 31, 1995,
     1994 and 1993                                                            38
   Consolidated Statement of Cash Flows for
     the years ended December 31, 1995,
     1994 and 1993                                                            39
   Notes to Financial Statements                                              41

Schedules:
   I--Summary of Investments--Other Than
         Investments in Related
         Parties as of
         December 31, 1995                                                   S-1
   II--Condensed Financial Information of
         Registrant as of December 31, 1995
         and 1994 and for the years ended
         December 31, 1995, 1994 and 1993                                    S-2
   III--Supplementary Insurance Information as
         of December 31, 1995, 1994 and
         1993 and for the years then ended                                   S-4
   IV--Reinsurance as of December 31, 1995,
         1994 and 1993 and for the years
         then ended                                                          S-5
   VI--Supplemental Information Concerning
         Property-Casualty Insurance Operations
         as of December 31, 1995, 1994
         and 1993 and for the years then ended                               S-6

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
American International Group, Inc.

     We have audited the consolidated financial statements and the financial statement schedules of American International Group, Inc. and subsidiaries listed in the index on page 33 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American International Group, Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

     As discussed in Note 1(w) of Notes to Financial Statements, the Company changed its method of accounting for investments in certain fixed maturity securities in 1993.

                                                  COOPERS & LYBRAND L.L.P.

New York, New York
February 22, 1996.

CONSOLIDATED BALANCE SHEET                                               American International Group, Inc. and Subsidiaries
----------------------------------------------------------------------------------------------------------------------------

(in thousands)
----------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                          1995              1994
============================================================================================================================
ASSETS:
  Investments and cash:
    Fixed maturities:
      Bonds held to maturity, at amortized cost (market value: 1995-$11,822,190;
        1994-$13,109,670)                                                                     $ 11,086,025      $ 13,041,807
      Bonds available for sale, at market value (amortized cost: 1995-$29,417,475;
        1994-$22,207,311)                                                                       30,926,771        21,812,600
      Bonds trading securities, at market value (cost: 1995-$411,245;
        1994-$171,993)                                                                             428,296           163,956
      Preferred stocks, at amortized cost (market value: 1995-$620,217; 1994-$424,775)             459,505           412,503
    Equity securities:
      Common stocks (cost: 1995-$4,555,334; 1994-$4,607,786)                                     5,294,867         5,002,668
      Non-redeemable preferred stocks (cost: 1995-$73,497; 1994-$85,901)                            74,454            96,503
    Mortgage loans on real estate, policy and collateral loans-net                               7,860,532         5,353,074
    Financial services assets:
      Flight equipment primarily under operating leases, net of accumulated depreciation
        (1995-$1,182,128; 1994-$959,096)                                                        12,442,010        10,723,527
      Securities available for sale, at market value (cost: 1995-$3,930,622;
        1994-$3,794,076)                                                                         3,931,100         3,796,792
      Trading securities, at market value                                                        2,641,436         2,483,637
      Spot commodities, at market value                                                          1,079,124           916,833
      Unrealized gain on interest rate and currency swaps, options and forward transactions      7,250,954         4,650,743
      Trade receivables                                                                          3,321,985         2,629,734
      Securities purchased under agreements to resell, at contract value                         2,022,056         1,209,403
    Other invested assets                                                                        2,808,158         1,953,015
    Short-term investments, at cost which approximates market value                              2,272,528         2,467,453
    Cash                                                                                            88,371            76,237
----------------------------------------------------------------------------------------------------------------------------
      Total investments and cash                                                                93,988,172        76,790,485







  Investment income due and accrued                                                              1,212,948           927,951
  Premiums and insurance balances receivable-net                                                 9,410,185         8,802,207
  Reinsurance assets                                                                            16,878,155        16,289,607
  Deferred policy acquisition costs                                                              5,767,573         5,132,245
  Investments in partially-owned companies                                                         820,781           645,167
  Real estate and other fixed assets, net of accumulated depreciation
    (1995-$1,303,693; 1994-$1,129,514)                                                           1,822,061         1,865,244
  Separate and variable accounts                                                                 2,506,791         2,297,605
  Other assets                                                                                   1,729,732         1,595,606
----------------------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                                              $134,136,398      $114,346,117
============================================================================================================================

See Accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET (CONTINUED)                                   American International Group, Inc. and Subsidiaries
----------------------------------------------------------------------------------------------------------------------------

(in thousands, except share amounts)
----------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                          1995              1994
============================================================================================================================
LIABILITIES:
  Reserve for losses and loss expenses                                                        $ 33,046,717      $ 31,435,355
  Reserve for unearned premiums                                                                  6,938,064         6,318,754
  Future policy benefits for life and accident and health insurance contracts                   20,864,635        17,432,222
  Policyholders' contract deposits                                                               9,580,983         6,487,426
  Other policyholders' funds                                                                     2,092,165         1,951,358
  Reserve for commissions, expenses and taxes                                                    1,257,246         1,319,183
  Insurance balances payable                                                                     1,886,403         1,462,545
  Funds held by companies under reinsurance treaties                                               344,692           382,853
  Income taxes payable:
    Current                                                                                        325,113           420,569
    Deferred                                                                                       552,144            33,031
  Financial services liabilities:
    Borrowings under obligations of guaranteed investment agreements                             5,423,555         5,535,318
    Securities sold under agreements to repurchase, at contract value                            1,379,872         1,342,064
    Trade payables                                                                               2,810,947         2,108,263
    Securities sold but not yet purchased, principally obligations of the
      U.S. Government and Government agencies, at market value                                   1,204,386           192,898
    Spot commodities sold but not yet purchased, at market value                                   783,302           369,089
    Unrealized loss on interest rate and currency swaps, options and forward transactions        6,405,045         3,659,450
    Deposits due to banks and other depositors                                                     957,441           655,973
    Commercial paper                                                                             1,834,882         1,960,545
    Notes, bonds and loans payable                                                               8,932,743         7,567,046
  Commercial paper                                                                               1,331,753         1,829,014
  Notes, bonds, loans and mortgages payable                                                        467,784           627,554
  Separate and variable accounts                                                                 2,506,791         2,297,605
  Other liabilities                                                                              2,982,632         2,336,341
----------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                          113,909,295        97,724,456
----------------------------------------------------------------------------------------------------------------------------

    COMMITMENTS AND CONTINGENT LIABILITIES

  PREFERRED SHAREHOLDERS' EQUITY IN SUBSIDIARY COMPANY                                             400,000           200,000

CAPITAL FUNDS:
  Common stock, $2.50 par value; 1,000,000,000 shares authorized; shares issued
    1995-506,084,177; 1994-337,390,984                                                           1,265,210           843,477
  Additional paid-in capital                                                                       131,828           565,410
  Unrealized appreciation of investments, net of taxes                                           1,395,064           184,556
  Cumulative translation adjustments, net of taxes                                                (456,072)         (288,074)
  Retained earnings                                                                             17,697,739        15,340,928
  Treasury stock; 1995-31,899,951; 1994-21,550,358 shares of common stock
    (including 27,814,386 and 18,538,925 shares, respectively, held by subsidiaries)              (206,666)         (224,636)
----------------------------------------------------------------------------------------------------------------------------
    TOTAL CAPITAL FUNDS                                                                         19,827,103        16,421,661
----------------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND CAPITAL FUNDS                                                       $134,136,398      $114,346,117
============================================================================================================================

See Accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CAPITAL FUNDS                                      American International Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------------------------------------------------------


(in thousands, except per share amounts)
--------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                              1995               1994               1993
================================================================================================================================
PREFERRED STOCK:
  Series M-1 and M-2, exchangeable money market cumulative serial:
  Balance at beginning of year                                                 $         -        $         -        $         8
    Redemption of preferred stock                                                        -                  -                 (8)
--------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                 -                  -                  -
--------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK:
  Balance at beginning of year                                                     843,477            843,477            562,324
    Stock split effected as dividend                                               421,733                  -            281,153
--------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                         1,265,210            843,477            843,477
--------------------------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of year                                                     565,410            572,142          1,014,947
    Excess (deficit) of proceeds over (under) cost of common
      stock issued under stock option and stock purchase plans                     (15,097)            (6,732)           (10,131)
    Stock split effected as dividend                                              (421,733)                 -           (281,153)
    Redemption of preferred stock                                                        -                  -           (149,992)
    Other                                                                            3,248                  -             (1,529)
--------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                           131,828            565,410            572,142
--------------------------------------------------------------------------------------------------------------------------------
UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS, NET OF TAXES:
  Balance at beginning of year                                                     184,556            922,646            129,816
    Changes during year                                                          1,809,365         (1,084,566)           719,824
    Deferred income tax (expense) benefit on changes                              (598,857)           346,476           (177,971)
    Cumulative effect of accounting change, net of taxes of $156,521                     -                  -            250,977
--------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                         1,395,064            184,556            922,646
--------------------------------------------------------------------------------------------------------------------------------
CUMULATIVE TRANSLATION ADJUSTMENTS, NET OF TAXES:
  Balance at beginning of year                                                    (288,074)          (348,186)          (333,882)
    Changes during year                                                           (156,523)            37,089              8,742
    Applicable income tax (expense) benefit on changes                             (11,475)            23,023            (23,046)
--------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                          (456,072)          (288,074)          (348,186)
--------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS:
  Balance at beginning of year                                                  15,340,928         13,301,529         11,486,615
    Net income                                                                   2,510,383          2,175,515          1,938,773
    Cash dividends to shareholders:
      Preferred                                                                          -                  -             (1,043)
      Common ($.32, $.29 and $.26 per share, respectively)                        (153,572)          (136,116)          (122,816)
--------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                        17,697,739         15,340,928         13,301,529
--------------------------------------------------------------------------------------------------------------------------------
TREASURY STOCK, AT COST:
  Balance at beginning of year                                                    (224,636)           (67,413)           (77,676)
    Cost of shares acquired during year                                            (17,646)          (178,676)           (13,148)
    Issued under stock option and stock purchase plans                              35,616             21,453             23,411
--------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                          (206,666)          (224,636)           (67,413)
--------------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL FUNDS AT END OF YEAR                                             $19,827,103        $16,421,661        $15,224,195
================================================================================================================================

See Accompanying Notes to Financial Statements.


CONSOLIDATED STATEMENT
OF CASH FLOWS                                                                American International Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------------------------------------------------------

(in thousands)
--------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                               1995              1994               1993
================================================================================================================================
SUMMARY:
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $  7,208,381       $ 5,388,795        $ 6,467,451
  NET CASH USED IN INVESTING ACTIVITIES                                         (11,218,986)       (9,139,291)        (7,998,990)
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                       4,022,739         3,669,252          1,552,392
--------------------------------------------------------------------------------------------------------------------------------
  CHANGE IN CASH                                                                     12,134           (81,244)            20,853
  CASH AT BEGINNING OF YEAR                                                          76,237           157,481            136,628
--------------------------------------------------------------------------------------------------------------------------------
  CASH AT END OF YEAR                                                          $     88,371       $    76,237        $   157,481
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $  2,510,383       $ 2,175,515        $ 1,938,773
--------------------------------------------------------------------------------------------------------------------------------
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:
      Non-cash revenues, expenses, gains and losses included in income:
      Change in:
        General and life insurance reserves                                       5,182,203         5,426,572          4,770,443
        Premiums and insurance balances receivable and payable-net                 (184,120)         (433,949)           204,046
        Reinsurance assets                                                         (588,548)         (405,819)        (1,541,186)
        Deferred policy acquisition costs                                          (635,328)         (882,836)          (591,591)
        Investment income due and accrued                                          (284,997)         (119,683)           (25,877)
        Funds held under reinsurance treaties                                       (38,161)          (24,049)            75,387
        Other policyholders' funds                                                  140,807           212,068            212,813
        Current and deferred income taxes-net                                      (165,730)            2,050            141,143
        Reserve for commissions, expenses and taxes                                 (61,937)          205,786            188,592
        Other assets and liabilities-net                                            511,489          (123,796)            15,711
        Trade receivables and payables -net                                          10,433          (881,227)         1,483,536
        Trading securities, at market value                                        (157,799)           32,529           (568,946)
        Spot commodities, at market value                                          (162,291)         (152,618)          (132,498)
        Net unrealized gain on interest rate and currency swaps,
          options and forward transactions                                          145,384          (351,173)           782,580
        Securities purchased under agreements to resell                            (812,653)        1,528,104          1,579,805
        Securities sold under agreements to repurchase                               37,808          (957,499)        (1,332,642)
        Securities sold but not yet purchased                                     1,011,488          (503,556)           279,063
        Spot commodities sold but not yet purchased, at market value                414,213            83,332         (1,250,918)
      Realized capital gains                                                        (71,834)          (86,853)          (107,098)
      Equity in income of partially-owned companies and other invested assets      (119,116)         (108,378)           (61,934)
      Depreciation expenses, principally flight equipment                           734,560           581,930            472,247
      Cumulative effect of accounting changes                                             -                 -            (20,695)
      Change in cumulative translation adjustments                                 (156,523)           37,089              8,742
      Other-net                                                                     (51,350)          135,256            (52,045)
--------------------------------------------------------------------------------------------------------------------------------
      Total adjustments                                                           4,697,998         3,213,280          4,528,678
--------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $ 7,208,381       $ 5,388,795        $ 6,467,451
================================================================================================================================

See Accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT
OF CASH FLOWS (CONTINUED)                                  American International Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------------------------------------

(in thousands)
--------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                  1995            1994            1993
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of fixed maturities, at amortized cost matured or redeemed   $  1,111,864    $    580,098    $  2,202,289
Cost of fixed maturities, at amortized cost sold                             -               -       1,319,187
Cost of bonds, at market sold                                        7,633,674       7,945,587       5,251,475
Cost of bonds, at market matured or redeemed                         2,695,319       1,451,753         556,881
Cost of equity securities sold                                       2,517,697       2,675,545       1,885,439
Realized capital gains                                                  71,834          86,853         107,098
Purchases of fixed maturities                                      (16,947,508)    (16,168,618)    (11,965,103)
Purchases of equity securities                                      (2,588,994)     (3,518,311)     (2,868,385)
Mortgage, policy and collateral loans granted                       (3,488,856)     (2,691,600)     (1,234,780)
Repayments of mortgage, policy and collateral loans                    902,378         780,406         691,284
Sales or maturities of securities held for investment                        -               -       1,902,814
Sales of securities available for sale                               1,896,109       4,421,682               -
Maturities of securities available for sale                          1,183,742         464,301               -
Purchases of securities held for investment                                  -               -      (2,714,813)
Purchases of securities available for sale                          (3,210,125)     (3,695,670)              -
Sales of flight equipment                                            1,158,151         266,262         301,353
Purchases of flight equipment                                       (3,279,356)     (2,726,791)     (2,410,816)
Net additions to real estate and other fixed assets                   (340,563)       (469,759)       (389,390)
Sales or distributions of other invested assets                        294,855         370,047         325,077
Investments in other invested assets                                  (970,580)       (913,346)       (436,660)
Change in short-term investments                                       194,925       2,081,866        (424,014)
Investments in partially-owned companies                               (53,552)        (79,596)        (97,926)
--------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                             $(11,218,986)   $ (9,139,291)   $ (7,998,990)
==============================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in policyholders' contract deposits                        $  3,093,557    $  2,047,587    $    (46,863)
Change in deposits due to banks and other depositors                   301,468          98,601        (444,238)
Change in commercial paper                                            (622,924)        640,674         523,576
Proceeds from notes, bonds, loans and mortgages payable              5,600,790       4,810,073       2,479,559
Repayments on notes, bonds, loans and mortgages payable             (4,290,938)     (2,427,351)       (822,147)
Proceeds from guaranteed investment agreements                       2,940,563       3,650,957       4,244,133
Maturities of guaranteed investment agreements                      (3,052,326)     (4,851,218)     (4,206,373)
Proceeds from subsidiary company preferred stock issued                197,144               -          98,472
Proceeds from common stock issued                                       20,519          14,721          13,280
Cash dividends to shareholders                                        (153,572)       (136,116)       (123,859)
Acquisition of treasury stock                                          (17,646)       (178,676)        (13,148)
Redemption of preferred stock                                                -               -        (150,000)
Other-net                                                                6,104               -               -
--------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         $  4,022,739    $  3,669,252    $  1,552,392
==============================================================================================================
TAXES PAID                                                        $  1,065,700    $    741,900    $    466,600
==============================================================================================================
INTEREST PAID                                                     $  1,318,700    $  1,055,500    $  1,017,100
==============================================================================================================

See Accompanying Notes to Financial Statements

                                              American International Group, Inc.
NOTES TO FINANCIAL STATEMENTS                                   and Subsidiaries
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation: The consolidated financial statements include the accounts of American International Group, Inc. and all significant subsidiaries (AIG). All material intercompany accounts and transactions have been eliminated.

     (b) Basis of Presentation: The accompanying financial statements have been prepared on the basis of generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain accounts have been reclassified in the 1994 and 1993 financial statements to conform to their 1995 presentation.

     General Insurance Operations: AIG's general insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance. One or more of these companies is licensed to write substantially all of these lines in all states of the United States and in more than 100 foreign countries. Premiums are earned primarily on a pro rata basis over the term of the related coverage. The reserve for unearned premiums represents the portion of net premiums written relating to the unexpired terms of coverage.

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

     Life Insurance Operations: AIG's life insurance subsidiaries offer a wide range of traditional insurance and financial and investment products. One or more of these subsidiaries is licensed to write life insurance in all states in the United States and in over 70 foreign countries. Traditional products consist of individual and group life, annuity, and accident and health policies. Financial and investment products consist of single premium annuity, variable annuities, guaranteed investment contracts and universal life. Premiums for traditional life insurance products are generally recognized as revenues over the premium paying period of the related policies. Benefits and expenses are provided against such revenues to recognize profits over the estimated life of the policies. Revenues for universal life and investment-type products consist of policy charges for the cost of insurance, administration, and surrenders during the period. Expenses include interest credited to policy account balances and benefit payments made in excess of policy account balances. Investment income reflects certain minor amounts of realized capital gains where the gains are deemed to be an inherent element in pricing certain life products in some foreign countries.

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

     Financial Services Operations: AIG participates in the derivatives dealer market conducting, primarily as principal, an interest rate, currency and equity derivative products business. AIG also enters into long-dated forward foreign exchange contracts, option transactions, liquidity facilities, investment agreements and other structured transactions and invests in a diversified portfolio of securities.

     AIG engages in market making and trading activities, as principal, in foreign exchange, interest rates, precious and base metals and natural gas and other energy products. AIG owns inventories in the commodities in which it trades and may reduce the exposure to market risk through the use of swaps, forwards, futures and option contracts.

     AIG, as lessor, leases flight equipment principally under operating leases. Accordingly, income is reported over the life of the lease as rentals become receivable under the provisions of the lease or, in the case of leases with varying payments, under the straight-line method over the noncancelable term of the lease. In certain cases, leases provide for additional amounts contingent on usage. AIG is also a marketer of flight equipment and marketing revenues from such operations consist of net gains on sales of flight equipment, commissions and net gains on disposition of leased flight equipment.

     (c) Investments in Fixed Maturities and Equity Securities: Bonds and preferred stocks held to maturity, both of which are principally owned by the insurance subsidiaries, are carried at amortized cost where AIG has the ability and positive intent to hold these securities until maturity. Where AIG may not have the positive intent to hold these securities until maturity, those bonds are considered to be available for sale and carried at market value. Included in the bonds available for sale are collateralized mortgage obligations (CMOs). Premiums and discounts arising from the purchase of CMOs are treated as yield adjustments over their estimated life. Bond trading securities are carried at market value, as it is AIG's intention to sell these securities in the near term. Common and non-redeemable preferred stocks are carried at market value.

     Unrealized gains and losses from investments in equity securities and fixed maturities available for sale are reflected in capital funds, net of any related deferred income taxes. Unrealized gains

--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

and losses from investments in trading securities are reflected in income currently.

     Realized capital gains and losses are determined principally by specific identification. Where declines in values of securities below cost or amortized cost are considered to be other than temporary, a charge is reflected in income for the difference between amortized cost and estimated net realizable value.

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

     (f) Securities Available for Sale, at market value: These securities are held to meet long term investment objectives and are accounted for as available for sale, carried at market value and recorded on a trade date basis. Unrealized gains and losses are reflected in capital funds, net of any related deferred income taxes.

     (g) Trading Securities, at market value: Trading securities are held to meet short term investment objectives, including hedging securities. These securities are recorded on a trade date basis and marked to market. The unrealized gains and losses are reflected in income.

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

     (i) Unrealized Gain and Unrealized Loss on Interest Rate and Currency Swaps, Options and Forward Transactions: Swaps, options and forward transactions are accounted for as contractual commitments recorded on a trade date basis and are carried at market or estimated fair value when market values are not available. Estimated fair values are based on the use of valuation models that utilize, among other things, current interest, foreign exchange and volatility rates with the resulting unrealized gains or losses reflected in income currently. These valuations represent an assessment of the present values of expected future cash flows of these transactions and may include reserves for market risk as deemed appropriate. The portfolio's discounted cash flows are evaluated with reference to current market conditions, maturities within the portfolio and other relevant factors. Based upon this evaluation, it is determined what, if any, offsetting transactions are necessary to reduce the market risk of the portfolio. The recorded values of these transactions may be different than the values that might be realized if AIG were to sell or close out the transactions prior to maturity. AIG manages its market risk with a variety of transactions, including swaps, trading securities, futures and forward contracts and other transactions, as appropriate.

     (j) Trade Receivables and Trade Payables: Trade receivables and trade payables include balances due from and due to clearing brokers and exchanges and receivables from and payables to counterparties which relate to unrealized gains and losses on open futures and forward contracts, securities and commodities.

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

     (m) Reinsurance Assets: Reinsurance assets include the balances due from both reinsurance and insurance com-

                             American International Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

panies under the terms of AIG's reinsurance arrangements for paid and unpaid losses and loss expenses, ceded unearned premiums and ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. It also includes funds held under reinsurance treaties.

     (n) Investments in Partially-Owned Companies: The equity method of accounting is used for AIG's investment in companies in which AIG's ownership interest approximates twenty but is not greater than fifty percent (minority-owned companies). Equity in income of minority-owned insurance operations is presented separately in the consolidated statement of income. Equity in realized capital gains of such companies is included in other realized capital gains (losses). Equity in net income of other unconsolidated companies is principally included in other income (deductions)-net. At December 31, 1995, AIG's significant investments in partially-owned companies included its 48.3 percent interest in Transatlantic Holdings, Inc. (Transatlantic), which derives a substantial portion of its assumed reinsurance from AIG subsidiaries; its 19.9 percent interest in Richmond Insurance Company; its 23.9 percent interest in SELIC Holdings, Ltd; and its 24.4 percent interest in IPC Holdings, Ltd. This balance sheet caption also includes investments in less significant partially-owned companies and in certain minor majority-owned subsidiaries. At December 31, 1995, the market value of AIG's investment in Transatlantic exceeded its carrying value by approximately $308.2 million.

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

     (w) Accounting Standards:

     (i) Standards Adopted in 1995: In March 1995, the Financial Accounting Standards Board (FASB)issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" (FASB 121). This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and an impairment loss must be recognized.

     FASB 121 is effective for AIG commencing January 1, 1996. AIG believes that the adoption of this statement in 1996 will have an immaterial impact on the results of operations, financial condition and liquidity.

     In October 1995, FASB issued Statement of Financial Accounting Standards No. 123 "Accounting for Awards of Stock-Based Compensation to Employees" (FASB
123). FASB 123 establishes accounting and reporting standards for stock-based employee compensation plans. These plans include stock option and stock purchase plans. FASB 123 provides employers a choice: Adopt FASB 123 accounting standards for all stock compensation arrangements which requires the recognition of compensation

--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

expense for the fair value of virtually all stock compensation awards; or continue to account for stock options and other forms of stock compensation under the current accounting standards (APB No. 25 "Accounting for Stock Issued to Employees") while also providing the disclosure required under FASB 123. AIG has adopted the disclosure requirements of FASB 123 effective for the year ended December 31, 1995 financial statements.

     In December 1995, FASB issued "Special Report, a Guide to the Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities." Among other things, this guide provided for a transition provision permitting a one-time transfer of debt securities from the held to maturity classification to the available for sale classification. Pursuant thereto, AIG has transferred approximately $2.8 billion of bonds held to maturity, at amortized cost, having a market value of approximately $100 million in excess of such amortized cost.

     In 1994, the American Institute of Certified Public Accountants (AICPA) issued a Statement of Position (SOP) 94-6 "Disclosure of Certain Significant Risks and Uncertainties" (SOP 94-6). Pursuant to SOP 94-6, AIG has made certain disclosures as to risks and uncertainties and the nature of AIG's operations and AIG's use of estimates in the preparation of its 1995 financial statements.

     (ii) Standards Adopted Prior to 1995: In November 1992, FASB issued Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" (FASB 112). FASB 112 establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. FASB 112 was adopted by AIG effective January 1, 1994 and had no significant impact on AIG's results of operations, financial condition or liquidity.

     In October 1994, FASB issued Statement of Financial Accounting Standards No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" (FASB 119). FASB 119 requires disclosure about derivative financial instruments and amends FASB 105 "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" (FASB 105) and Statement of Financial Accounting Standards No. 107 "Disclosure about Fair Value of Financial Instruments".

     FASB 119 requires disclosure about the amounts, nature and terms of derivatives that are not subject to FASB 105. Also, FASB 119 requires disclosure about financial instruments held or issued for trading purposes and purposes other than trading. This statement was adopted by AIG effective December 31, 1994.

     In December 1994, AICPA issued Statement of Position 94-5 "Disclosure of Certain Matters in the Financial Statements of Insurance Enterprises"
(SOP 94-5). Pursuant to SOP 94-5, AIG has disclosed certain information with respect to unpaid claims and claim adjustment expenses; accounting methods used by AIG's insurance subsidiaries that are permitted by various domestic and foreign insurance regulatory authorities rather than prescribed by such authorities; and AIG's policies and methodologies for estimating the liability for unpaid claim adjustment expense for difficult-to-estimate liabilities.

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

2. FOREIGN OPERATIONS

Certain subsidiaries operate solely outside of the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written and/or investment and non-insurance related operations are located. In addition, certain of AIG's domestic subsidiaries have branch and/or subsidiary operations and substantial assets and liabilities in foreign countries. Certain countries have restrictions on the conversions of funds which generally cause a delay in the outward remittance of such funds. Approximately 37 percent of consolidated assets at each of the years ended December 31, 1995 and 1994, and 53 percent, 53 percent and 51 percent of revenues for the years ended December 31, 1995, 1994 and 1993, respectively, were located in or derived from foreign countries (other than Canada). (See Note 18).

3. FEDERAL INCOME TAXES

(a) AIG and its domestic subsidiaries file a consolidated U.S. Federal income tax return. A Revenue Agent's Report assessing additional taxes for the years 1987 and 1988 has been issued and a Letter of Protest contesting the assessments has been filed with the Internal Revenue Service. It is management's belief that there are substantial arguments in support of the positions taken by AIG in its Letter of Protest. Management also believes that the final result of these examinations will be immaterial to the financial statements.

     Foreign income not expected to be taxed in the United States has arisen because AIG's foreign subsidiaries were generally not subject to U.S. income taxes on income earned prior to January 1, 1987. Such income would become subject to U.S. income taxes at current tax rates if remitted to the United States or if other events occur which would make these amounts currently taxable. The cumulative amount of undistributed earnings of AIG's foreign subsidiaries currently not subject to U.S. income taxes was approximately $2.8 billion at December 31, 1995. Management presently has no intention of subjecting these accumulated earnings to material U.S. income taxes and no provision has been made in the accompanying financial statements for such taxes.

     Income taxes paid in 1995, 1994 and 1993 amounted to $1,065,700,000, $741,900,000 and $466,600,000, respectively.

                             American International Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------

3. FEDERAL INCOME TAXES (CONTINUED)


     The Uruguay Round of the General Agreement on Tariffs and Trade Agreements Act (GATT), which was approved in 1994, contains several revenue raising provisions. One of GATT's funding measures requires AIG to include, in its estimated tax payments, income taxes resulting from the Subpart F income of foreign subsidiaries.

     During 1994, the Internal Revenue Service issued Treasury Regulations that affect the tax accounting method for companies which enter into hedging transactions. The effect of these Regulations was to accelerate the timing of AIG's income tax payments.

     None of these changes had a material effect on AIG's results of operations or liquidity.

     (b) The U.S. Federal income tax rate is 35 percent for 1995, 1994 and 1993. Actual tax expense on income differs from the "expected" amount computed by applying the Federal income tax rate because of the following:

(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                    1995                     1994                      1993
                                                   -----------------------  ----------------------      --------------------
                                                                   Percent                  Percent                  Percent
                                                                of pre-tax               of pre-tax               of pre-tax
                                                       Amount       income      Amount       income     Amount        income
----------------------------------------------------------------------------------------------------------------------------
"Expected" tax expense                             $1,213,059        35.0%  $1,033,193        35.0%  $ 910,378        35.0%
Adjustments:
  Tax exempt interest                                (274,090)       (7.9)    (260,146)       (8.8)   (248,887)       (9.6)
  Dividends received deduction                        (18,583)       (0.5)     (12,326)       (0.4)     (9,357)       (0.4)
  State income taxes                                   48,579         1.4       36,025         1.2      48,424         1.9
  Foreign income not expected to be
  taxed in the U.S., less foreign income taxes         (5,010)       (0.1)       4,708         0.2      10,481         0.4
  Other                                                (8,455)       (0.3)     (24,990)       (0.9)    (28,036)       (1.0)
---------------------------------------------------------------------------------------------------------------------------
Actual tax expense                                 $  955,500        27.6%  $  776,464        26.3%  $ 683,003        26.3%
---------------------------------------------------------------------------------------------------------------------------
Foreign and domestic components of actual tax expense:
   Foreign:
     Current                                       $  341,998               $  244,405               $ 219,799
     Deferred                                          45,685                   38,625                  17,736
   Domestic*:
     Current                                          683,776                  592,359                 552,233
     Deferred                                        (115,959)                 (98,925)               (106,765)
---------------------------------------------------------------------------------------------------------------------------
Total                                              $  955,500               $  776,464               $ 683,003
---------------------------------------------------------------------------------------------------------------------------

* Including U.S. tax on foreign income.

     (c) The components of the net deferred tax liability as of December 31, 1995 and December 31, 1994 were as follows:

(in thousands)
--------------------------------------------------------------------------------
                                                              1995          1994
--------------------------------------------------------------------------------
Deferred tax assets:
  Loss reserve discount                                 $1,266,292    $1,276,085
  Unearned premium reserve reduction                       271,119       241,695
  Accruals not currently deductible                        392,192       309,088
  Adjustment to life policy reserves                       506,896       370,835
  Cumulative translation adjustment                         16,509        15,608
  Other                                                     28,136        26,227
--------------------------------------------------------------------------------
                                                         2,481,144     2,239,538
--------------------------------------------------------------------------------
Deferred tax liabilities:
  Deferred policy acquisition costs                      1,213,557     1,082,040
  Financial service products
    mark to market differential                            175,952       226,598
  Depreciation of flight equipment                         669,742       522,282
  Acquisition net asset basis adjustments                  225,081       238,019
  Unrealized appreciation of investments                   656,572        57,547
  Other                                                     92,384       146,083
--------------------------------------------------------------------------------
                                                         3,033,288     2,272,569
--------------------------------------------------------------------------------
Net deferred tax liability                              $  552,144    $   33,031
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

4. DEFERRED POLICY ACQUISITION COSTS

The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to income for general and life insurance operations, excluding certain amounts deferred and amortized in the same period:

(in thousands)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                         1995          1994         1993
--------------------------------------------------------------------------------
GENERAL INSURANCE OPERATIONS:
  BALANCE AT BEGINNING OF YEAR             $1,179,494    $1,009,545   $  880,257
--------------------------------------------------------------------------------
  Acquisition costs deferred
  Commissions                                 570,180       602,014      475,511
  OTHER                                       648,154       523,246      492,944
--------------------------------------------------------------------------------
                                            1,218,334     1,125,260      968,455
--------------------------------------------------------------------------------
  Amortization charged to income
  Commissions                                 590,415       469,181      416,134
  Other                                       517,625       486,130      423,033
--------------------------------------------------------------------------------
                                            1,108,040       955,311      839,167
--------------------------------------------------------------------------------
  BALANCE AT END OF YEAR                   $1,289,788    $1,179,494   $1,009,545
--------------------------------------------------------------------------------

LIFE INSURANCE OPERATIONS:
  BALANCE AT BEGINNING OF YEAR             $3,952,751    $3,239,864   $2,777,561
--------------------------------------------------------------------------------
  Acquisition costs deferred
    Commissions                               819,596       741,532      604,906
    Other                                     387,438       337,066      294,636
--------------------------------------------------------------------------------
                                            1,207,034     1,078,598      899,542
--------------------------------------------------------------------------------
  Amortization charged to income
    Commissions                               426,456       368,448      304,276
    Other                                     194,031       168,916      165,034
--------------------------------------------------------------------------------
                                              620,487       537,364      469,310
--------------------------------------------------------------------------------
  (Decrease) increase due to
    foreign exchange                          (61,513)      171,653       32,071
--------------------------------------------------------------------------------
  BALANCE AT END OF YEAR                   $4,477,785    $3,952,751   $3,239,864
--------------------------------------------------------------------------------
TOTAL DEFERRED POLICY ACQUISITION COSTS    $5,767,573    $5,132,245   $4,249,409
--------------------------------------------------------------------------------

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

     AIG life companies limit exposure to loss on any single life. For ordinary insurance, AIG retains a maximum of approximately one million dollars of coverage per individual life. There are smaller retentions for other lines of business. Life reinsurance is effected principally under yearly renewable term treaties. Amounts recoverable from life reinsurers are estimated in a manner consistent with the assumptions used for the underlying policy benefits and are presented as a component of reinsurance assets.

     General insurance premiums written and earned were comprised of the following:

(in thousands)
-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                               WRITTEN           EARNED
-------------------------------------------------------------------------------
1995
Gross premiums                                     $17,895,120      $17,243,829
Ceded premiums                                      (6,002,098)      (5,838,098)
-------------------------------------------------------------------------------
Net premiums                                       $11,893,022      $11,405,731
-------------------------------------------------------------------------------
1994
Gross premiums                                     $16,392,409      $15,665,787
Ceded premiums                                      (5,526,656)      (5,378,956)
-------------------------------------------------------------------------------
Net premiums                                       $10,865,753      $10,286,831
-------------------------------------------------------------------------------
1993
Gross premiums                                     $14,901,255      $14,405,992
Ceded premiums                                      (4,875,352)      (4,839,352)
-------------------------------------------------------------------------------
Net premiums                                       $10,025,903      $ 9,566,640
-------------------------------------------------------------------------------

     In the normal course of their operations, certain AIG subsidiaries are provided reinsurance coverages from AIG's minority-owned reinsurance companies. During 1995, 1994 and 1993, the premiums written which were ceded to Transatlantic amounted to $189,000,000, $200,000,000 and $238,100,000, respectively.

     For the years ended December 31, 1995, 1994 and 1993, reinsurance recoveries, which reduced loss and loss expenses incurred, amounted to $5.14 billion, $4.84 billion and $4.45 billion, respectively.

     Life insurance net premium income was comprised of the following:

(in thousands)
-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                   1995            1994            1993
-------------------------------------------------------------------------------
Gross premium income                 $8,245,422)     $6,886,249      $5,924,557
Ceded premiums                         (207,272)       (161,928)       (178,511)
-------------------------------------------------------------------------------
Net premium income                   $8,038,150      $6,724,321      $5,746,046
-------------------------------------------------------------------------------

     Life insurance recoveries, which reduced death and other benefits, approximated $111.4 million, $96.0 million and $76.7 million, respectively, for each of the years ended December 31, 1995, 1994 and 1993.

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

                             American International Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------

5. REINSURANCE (CONTINUED)

     Life insurance ceded to other insurance companies was as follows:

(in thousands)
--------------------------------------------------------------------------------
Years Ended December 31,                      1995          1994*          1993
--------------------------------------------------------------------------------
Life insurance in-force                $34,779,331    $30,184,126    $13,006,029
--------------------------------------------------------------------------------

* The principal reason for the increase in 1994 relates to life insurance in-force ceded with respect to corporate-owned life insurance.

     Life insurance assumed represented 0.1 percent of gross life insurance in-force at December 31, 1995 and 1994 and 0.5 percent for 1993, and 0.1 percent of gross premium income for each of the periods ended December 31, 1995, 1994 and 1993.

     Supplemental information for gross loss and benefit reserves net of ceded reinsurance at December 31, 1995 and 1994 follows:

(in thousands)
-------------------------------------------------------------------------------
                                                            AS           NET OF
                                                      REPORTED      REINSURANCE
-------------------------------------------------------------------------------
DECEMBER 31, 1995
Reserve for losses and loss expenses              $(33,046,717)    $(19,692,817)
Future policy benefits for life and accident
  and health insurance contracts                   (20,864,635)     (20,728,035)
Premiums and insurance balances
  receivable-net                                     9,410,185       11,150,516
Funds held under reinsurance treaties                     --             89,624
Reserve for unearned premiums                       (6,938,064)      (5,380,364)
Reinsurance assets                                  16,878,155             --
-------------------------------------------------------------------------------
DECEMBER 31, 1994
Reserve for losses and loss expenses              $(31,435,355)    $(18,418,855)
Future policy benefits for life and accident
  and health insurance contracts                   (17,432,222)     (17,108,322)
Premiums and insurance balances
  receivable-net                                     8,802,207       10,245,259
Funds held under reinsurance treaties                     --            112,455
Reserve for unearned premiums                       (6,318,754)      (4,925,054)
Reinsurance assets                                  16,289,607             --
-------------------------------------------------------------------------------

6. RESERVE FOR LOSSES AND LOSS EXPENSES AND FUTURE LIFE POLICY BENEFITS AND POLICYHOLDERS' CONTRACT DEPOSITS

(a) The following analysis provides a reconciliation of the activity in the reserve for losses and loss expenses:

(in thousands)
-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                     1995           1994           1993
-------------------------------------------------------------------------------
At beginning of year:
  Reserve for losses and
    loss expenses                    $ 31,435,400   $ 30,046,200   $ 28,156,800
Reinsurance recoverable               (13,016,500)   (12,489,200)   (11,400,000)
-------------------------------------------------------------------------------
                                       18,418,900     17,557,000     16,756,800
-------------------------------------------------------------------------------
Losses and loss expenses incurred:
  Current year                          8,935,400      8,158,400      7,530,700
  Prior year                             (275,600)      (152,800)        45,300
-------------------------------------------------------------------------------
                                        8,659,800      8,005,600      7,576,000
-------------------------------------------------------------------------------
Losses and loss expenses paid:
  Current year                          2,610,900      1,997,400      1,893,100
  Prior year                            4,775,000      5,146,300      4,882,700
-------------------------------------------------------------------------------
                                        7,385,900      7,143,700      6,775,800
-------------------------------------------------------------------------------
At end of year:
  Net reserve for losses and
    loss expenses                      19,692,800     18,418,900     17,557,000
  Reinsurance recoverable              13,353,900     13,016,500     12,489,200
-------------------------------------------------------------------------------
                                     $ 33,046,700   $ 31,435,400   $ 30,046,200
-------------------------------------------------------------------------------

     (b) The analysis of the future policy benefits and policyholders' contract deposits liabilities as at December 31, 1995 and 1994 follows:

(in thousands)
--------------------------------------------------------------------------------
                                                             1995           1994
--------------------------------------------------------------------------------
FUTURE POLICY BENEFITS:
  Long duration contracts                             $20,281,527    $16,916,382
  Short duration contracts                                583,108        515,840
--------------------------------------------------------------------------------
Total                                                 $20,864,635    $17,432,222
--------------------------------------------------------------------------------
Policyholders' contract deposits:
  Annuities                                           $ 3,617,579    $ 3,171,013
  Guaranteed investments contracts (GICs)               1,694,030        812,737
  Corporate-owned life insurance                        3,204,913      1,483,882
  Universal life                                          473,400        364,356
  Other investment contracts                              591,061        655,438
--------------------------------------------------------------------------------
Total                                                 $ 9,580,983    $ 6,487,426
--------------------------------------------------------------------------------

     (c) Long duration contract liabilities included in future policy benefits, as presented in the table above, result from traditional life products. Short duration contract liabilities are primarily accident and health products. The liability for future life policy benefits has been established based upon the following assumptions:

     (i) Interest rates (exclusive of immediate/terminal funding annuities), which vary by territory, year of issuance and products, range from 2.5 percent to 12.0 percent within the first 20 years. Interest rates on immediate/terminal funding annuities are at a maximum of 12.2 percent and grade to not greater than
7.5 percent.

--------------------------------------------------------------------------------

6. RESERVE FOR LOSSES AND LOSS EXPENSES AND FUTURE LIFE POLICY BENEFITS AND POLICYHOLDERS' CONTRACT DEPOSITS (Continued)

     (ii) Mortality and surrender rates are based upon actual experience by geographical area modified to allow for variations in policy form. The weighted average lapse rate, including surrenders, for individual and group life approximated 7.3 percent.

     (iii) The portions of current and prior net income and of current unrealized appreciation of investments that can inure to the benefit of AIG are restricted in some cases by the insurance contracts and by the local insurance regulations of the countries in which the policies are in-force.

     (iv) Participating life business represented approximately 29 percent of the gross insurance in-force at December 31, 1995 and 47 percent of gross premium income in 1995. The amount of dividends to be paid is determined annually by the Boards of Directors. Anticipated dividends are considered as a planned contractual benefit in computing the value of future policy benefits and are provided ratably over the premium-paying period of the contracts.

     (d) The liability for policyholders' contract deposits has been established based on the following assumptions:

     (i) Interest rates credited on deferred annuities vary by year of issuance and range from 4.0 percent to 8.3 percent. Credited interest rate guarantees are generally for a period of one year. Withdrawal charges generally range from 6.0 percent to 10.0 percent grading to zero over a period of 6 to 10 years.

     (ii) Domestically, GICs have market value withdrawal provisions for any funds withdrawn other than benefit responsive payments. Interest rates credited generally range from 4.7 percent to 9.1 percent and maturities range from 2 to 7 years. Overseas, primarily in the United Kingdom, GIC type contracts are credited at rates ranging from 5.0 percent to 6.4 percent with maturities generally being one year. Contracts in other foreign locations have interest rates, maturities and withdrawal charges based upon local economic and regulatory conditions.

     (iii) Interest rates on corporate-owned life insurance business are guaranteed at 4.0 percent and the weighted average rate credited in 1995 was
10.5 percent.

     (iv) The universal life funds have credited interest rates of 4.5 percent to 7.0 percent and guarantees ranging from 3.0 percent to 5.5 percent depending on the year of issue. Additionally, universal life funds are subject to surrender charges that amount to 8.5 percent of the fund balance grading to zero over a period not longer than 20 years.

     (e) Experience adjustments, relating to future policy benefits and policyholders' contract deposits, vary according to the type of contract and the territory in which the policy is in-force. In general terms, investments, mortality and morbidity results may be passed through by experience credits or as an adjustment to the premium mechanism, subject to local regulatory guidance.

7. STATUTORY FINANCIAL DATA

Statutory surplus and net income for general insurance and life insurance operations as reported to regulatory authorities were as follows:

(in thousands)
--------------------------------------------------------------------------------
Years Ended December 31,                        1995          1994          1993
--------------------------------------------------------------------------------
Statutory surplus:
  General insurance                      $11,142,956    $9,521,550    $7,164,367
  Life insurance                           4,788,833     3,834,269     3,275,078
Statutory net income
  (including net realized
  capital gains and losses):
  General insurance                        1,499,345     1,304,022     1,206,387
  Life insurance                             681,189       730,170       570,570
--------------------------------------------------------------------------------

     AIG's insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by domestic or foreign insurance regulatory authorities. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between domestic and foreign jurisdictions. The principal differences are that statutory financial statements do not reflect deferred policy acquisition costs and deferred income taxes, all bonds are carried at amortized cost and reinsurance assets and liabilities are presented net of reinsurance. AIG's use of permitted statutory accounting practices does not have a significant impact on statutory surplus.

8. Investment Information

(a) Statutory Deposits: Cash and securities with carrying values of $3.65 billion and $3.04 billion were deposited by AIG's subsidiaries under requirements of regulatory authorities as of December 31, 1995 and 1994, respectively.

     (b) Net Investment Income: An analysis of the net investment income from the general and life insurance operations follows:

(in thousands)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                        1995          1994          1993
--------------------------------------------------------------------------------
General insurance:
  Fixed maturities                        $1,323,180    $1,198,432    $1,136,120
  Equity securities                           53,052        90,773        96,311
  Short-term investments                      44,615        48,023        62,156
  Other (net of interest
    expense on funds held)                   199,563       158,718        97,150
--------------------------------------------------------------------------------
  Total investment income                  1,620,410     1,495,946     1,391,737
  Investment expenses                         74,693        60,854        51,257
--------------------------------------------------------------------------------
Net investment income                     $1,545,717    $1,435,092    $1,340,480
--------------------------------------------------------------------------------
Life insurance:
  Fixed maturities                        $1,517,990    $1,194,686    $  975,623
  Equity securities                           70,794        58,017        38,361
  Short-term investments                      67,218        92,484       220,050
  Interest on mortgage, policy
    and collateral loans                     605,251       369,935       242,014
  Other                                      105,119       119,769        94,146
--------------------------------------------------------------------------------
  Total investment income                  2,366,372     1,834,891     1,570,194
  Investment expenses                        101,467        86,463        70,480
--------------------------------------------------------------------------------
Net investment income                     $2,264,905    $1,748,428    $1,499,714
--------------------------------------------------------------------------------

                             American International Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------

8. INVESTMENT INFORMATION (CONTINUED)

     (c) Investment Gains and Losses:The realized capital gains (losses) and increase (decrease) in unrealized appreciation of investments for 1995, 1994 and 1993 were as follows:


(in thousands)
-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                    1995            1994           1993
-------------------------------------------------------------------------------
Realized capital gains (losses)
  on investments:
    Fixed maturities (a)              $   54,293     $  (116,903)    $  125,296
    Equity securities                     69,639         223,603         65,090
    Other                                (52,098)        (19,847)       (83,288)
-------------------------------------------------------------------------------
REALIZED CAPITAL GAINS                $   71,834     $    86,853     $  107,098
-------------------------------------------------------------------------------
Increase (decrease) in unrealized
  appreciation of investments:
    Cumulative effect of
      accounting change (b)           $     --       $      --       $  407,498
    Fixed maturities                   1,905,315      (1,357,521)        31,382
    Equity securities                    335,006        (254,518)       545,074
    Other (c)                           (430,956)        527,473        143,368
-------------------------------------------------------------------------------
INCREASE (DECREASE) IN UNREALIZED
  APPRECIATION                        $1,809,365     $(1,084,566)    $1,127,322
-------------------------------------------------------------------------------

(a) In 1995 and 1994, the realized gains (losses) resulted from the sale of available for sale fixed maturities. In 1993, a majority of the gains (losses) realized resulted from sales of bonds carried at market value.

(b) Includes $511.8 million increase in unrealized appreciation attributable to participating policyholders at December 31, 1993.

(c) Includes $480.9 million increase and $440.5 million decrease in unrealized appreciation attributable to participating policyholders at December 31, 1995 and 1994, respectively.

     The gross gains and gross losses realized on the disposition of available for sale securities for 1995 and 1994 follows:


(in thousands)
--------------------------------------------------------------------------------
                                                               GROSS       GROSS
                                                            REALIZED    REALIZED
                                                               GAINS      LOSSES
--------------------------------------------------------------------------------
1995
Bonds                                                       $ 60,205    $ 42,633
Common Stocks                                                276,036     215,162
Preferred Stocks                                              10,189       1,510
Financial services securities available for sale               8,244         799
--------------------------------------------------------------------------------
Total                                                       $354,674    $260,104
--------------------------------------------------------------------------------
1994
Bonds                                                       $ 50,416    $139,224
Common Stocks                                                302,318      92,257
Preferred Stocks                                              13,911         369
Financial services securities available for sale              41,029       8,334
--------------------------------------------------------------------------------
Total                                                       $407,674    $240,184
--------------------------------------------------------------------------------

     During 1993 gross gains of $99,162,000 and gross losses of $43,094,000 were realized on dispositions of fixed maturities carried at amortized cost.

     (d) Market Value of Fixed Maturities and Unrealized Appreciation of
Investments: At December 31, 1995 and 1994, the balance of the unrealized appreciation of investments in equity securities (before applicable taxes) included gross gains of approximately $1,286,600,000 and $1,320,000,000 and gross losses of approximately $546,100,000 and $914,500,000, respectively.

     The deferred tax payable related to the net unrealized appreciation of investments was $656,572,000 at December 31, 1995 and $57,547,000 at December 31, 1994.

     The amortized cost and estimated market value of investments in fixed maturities carried at amortized cost at December 31, 1995 and December 31, 1994 were as follows:

(in thousands)
------------------------------------------------------------------------------------
                                                    GROSS       GROSS      ESTIMATED
                                      AMORTIZED  UNREALIZED  UNREALIZED       MARKET
                                           COST     GAINS      LOSSES          VALUE
------------------------------------------------------------------------------------
1995
Fixed maturities held to
  maturity:
  Bonds:
    U.S. Government (a)             $     4,908  $    604    $      5    $     5,507
    States (b)                       11,078,968   743,726       8,144     11,814,550
    Foreign governments                     124         9        --              133
    All other corporate                   2,025      --            25          2,000
------------------------------------------------------------------------------------
Total bonds                          11,086,025   744,339       8,174     11,822,190
Preferred stocks                        459,505   160,956         244        620,217
------------------------------------------------------------------------------------
Total fixed maturities              $11,545,530  $905,295    $  8,418    $12,442,407
------------------------------------------------------------------------------------
1994
Fixed maturities held to
  maturity:
  Bonds:
    U.S. Government (a)             $     4,627  $     39    $    201    $     4,465
    States (b)                       13,035,025   346,979     278,845     13,103,159
    Foreign governments                     126      --          --              126
    All other corporate                   2,029      --           109          1,920
------------------------------------------------------------------------------------
Total bonds                          13,041,807   347,018     279,155     13,109,670
Preferred stocks                        412,503    12,484         212        424,775
------------------------------------------------------------------------------------
Total fixed maturities              $13,454,310  $359,502    $279,367    $13,534,445
------------------------------------------------------------------------------------

(a)   Including U.S. Government agencies and authorities.
(b)   Including municipalities and political subdivisions.

--------------------------------------------------------------------------------

8. INVESTMENT INFORMATION (CONTINUED)

     The amortized cost and estimated market value of bonds available for sale and carried at market value at December 31, 1995 and 1994 were as follows:

(in thousands)
--------------------------------------------------------------------------------------------
                                                            Gross       Gross      Estimated
                                          Amortized    Unrealized    Unrealized       Market
                                               Cost         Gains      Losses          Value
--------------------------------------------------------------------------------------------
1995
Fixed maturities available for sale:
Bonds:
 U.S. Government (a)                    $ 1,380,182    $  121,977    $  1,426    $ 1,500,733
 States (b)                               5,232,316       277,086       3,275      5,506,127
 Foreign governments                      7,255,915       343,931       8,642      7,591,204
 All other corporate                     15,549,062       852,878      73,233     16,328,707
--------------------------------------------------------------------------------------------
Total bonds                             $29,417,475    $1,595,872    $ 86,576    $30,926,771
--------------------------------------------------------------------------------------------
1994
Fixed maturities available for sale:
Bonds:
 U.S. Government (a)                    $ 1,425,914    $   35,565    $133,547    $ 1,327,932
 States (b)                               2,449,698        27,765     114,764      2,362,699
 Foreign governments                      5,310,211        78,319     117,465      5,271,065
 All other corporate                     13,021,488       215,274     385,858     12,850,904
--------------------------------------------------------------------------------------------
Total bonds                             $22,207,311    $  356,923    $751,634    $21,812,600
--------------------------------------------------------------------------------------------

(a)   Including U.S. Government agencies and authorities.
(b)   Including municipalities and political subdivisions.

     The amortized cost and estimated market values of fixed maturities held to maturity and fixed maturities available for sale at December 31, 1995, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

(in thousands)
--------------------------------------------------------------------------------
                                                                       Estimated
                                                        Amortized         Market
                                                             Cost          Value
--------------------------------------------------------------------------------
Fixed maturities held to maturity:
Due in one year or less                               $   131,728    $   140,124
Due after one year through five years                   1,772,180      1,956,021
Due after five years through ten years                  3,664,657      3,975,096
Due after ten years                                     5,976,965      6,371,166
--------------------------------------------------------------------------------
Total held to maturity                                $11,545,530    $12,442,407
--------------------------------------------------------------------------------
Fixed maturities available for sale:
Due in one year or less                               $ 2,042,094    $ 1,993,113
Due after one year through five years                  10,796,502     10,628,704
Due after five years through ten years                 10,549,729     11,915,726
Due after ten years                                     6,029,150      6,389,228
--------------------------------------------------------------------------------
Total available for sale                              $29,417,475    $30,926,771
--------------------------------------------------------------------------------

     (e) Securities Available for Sale: AIGFP follows a policy of minimizing interest rate, equity and currency risks associated with securities available for sale by entering into swap or other transactions. In addition, to reduce its credit risk, AIGFP has entered into credit derivative transactions with respect to $1.10 billion of securities available for sale. At December 31, 1995, the cumulative increase in carrying value of the securities available for sale and related hedges as a result of marking to market such securities net of hedging transactions was $478,000.

     The amortized cost, related hedges and estimated market value of securities available for sale and carried at market value at December 31, 1995 and 1994 were as follows:


(in thousands)
--------------------------------------------------------------------------------------------------------------------------
                                                                                              UNREALIZED
                                                                                                   GAINS
                                                              GROSS          GROSS          (LOSSES)-NET         ESTIMATED
                                           AMORTIZED       UNREALIZED     UNREALIZED          ON HEDGING            MARKET
                                                COST          GAINS         LOSSES          TRANSACTIONS             VALUE
--------------------------------------------------------------------------------------------------------------------------
1995
Securities available for sale:
    Corporate and bank debt               $1,248,881       $ 33,801       $  1,590              $(31,410)       $1,249,682
    Foreign government obligations         1,152,656         33,475         75,878                43,381         1,153,634
    Asset-backed and collateralized          631,574          7,007          2,156                (5,074)          631,351
    Preferred stocks                         453,870          3,462          3,363                    16           453,985
    U.S. Government obligations              443,641         48,906            773               (49,326)          442,448
--------------------------------------------------------------------------------------------------------------------------
Total                                     $3,930,622       $126,651       $ 83,760              $(42,413)       $3,931,100
--------------------------------------------------------------------------------------------------------------------------
1994
Securities available for sale:
    Corporate and bank debt               $1,228,207       $  7,128       $ 23,475              $ 17,198        $1,229,058
    Foreign government obligations         1,254,856          5,717        153,734               149,523         1,256,362
    Asset-backed and collateralized          774,277         10,218          3,105                (6,538)          774,852
    Preferred stocks                         146,521          1,398             80                (1,333)          146,506
    U.S. Government obligations              390,215           --           39,762                39,561           390,014
--------------------------------------------------------------------------------------------------------------------------
Total                                     $3,794,076       $ 24,461       $220,156              $198,411        $3,796,792
--------------------------------------------------------------------------------------------------------------------------

                             American International Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------

8. INVESTMENT INFORMATION (CONTINUED)

     The amortized cost and estimated market values of securities available for sale at December 31, 1995, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

(in thousands)
--------------------------------------------------------------------------------
                                                                       Estimated
                                                     Amortized            Market
                                                          Cost             Value
--------------------------------------------------------------------------------
Securities available for sale:
Due in one year or less                             $  164,276        $  164,232
Due after one year through five years                1,696,767         1,798,274
Due after five years through ten years               1,155,880         1,154,885
Due after ten years                                    282,125           182,358
Asset backed and collateralized                        631,574           631,351
--------------------------------------------------------------------------------
Total available for sale                            $3,930,622        $3,931,100
--------------------------------------------------------------------------------

     (f) CMOs: At December 31, 1995, CMOs, held by AIG's life companies, were presented as a component of bonds available for sale, at market value. All of the CMOs were investment grade and approximately 79 percent of the CMOs were backed by various U.S. government agencies. The remaining 21 percent were corporate issuances.

     At December 31, 1995 and 1994, the market value of the CMO portfolio was $2.2 billion and $1.7 billion, respectively; the amortized cost was approximately $2.1 billion in 1995 and $1.8 billion in 1994. AIG's CMO portfolio is readily marketable. There were no derivative (high risk) CMO securities contained in this portfolio at December 31, 1995.

     The distribution of the CMOs at December 31, 1995 and 1994 was as follows:

-------------------------------------------------------------------------------
                                                            1995           1994
-------------------------------------------------------------------------------
GNMA                                                          31%            38%
FHLMC                                                         23             23
FNMA                                                          20             20
VA                                                             5              5
Other                                                         21             14
-------------------------------------------------------------------------------
                                                             100%           100%
-------------------------------------------------------------------------------

     At December 31, 1995, the gross weighted average coupon of this portfolio was 8.1 percent. The gross weighted average life of this portfolio was 6.7 years.

     (g) Fixed Maturities Below Investment Grade: At December 31, 1995, the fixed maturities and securities available for sale held by AIG that were below investment grade were insignificant.

     (h) During 1993, certain investments held by AIGFP experienced financial difficulties and suffered rating downgrades. The pretax impact on AIG of the estimated other than temporary impairment in value of these investments was $215 million. As is AIG's policy in such situations where credit ratings have deteriorated significantly, these impairments have been appropriately recognized by charges to income of $104 million in 1993 and $111 million prior to 1993.

     (i) At December 31, 1995, non-income producing invested assets were insignificant.

9. DEBT OUTSTANDING

At December 31, 1995, AIG's debt outstanding of $17.99 billion, shown below, included borrowings of $14.32 billion which were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements
(GIAs).

(in thousands)
--------------------------------------------------------------------------------
Borrowings under Obligations of
GIAs-- AIGFP                                                         $ 5,423,555
--------------------------------------------------------------------------------
Commercial Paper:
  AIG Funding Inc. (Funding)                                             687,182
  ILFC (a)                                                             1,834,882
  A.I. Credit Corp. (AICCO)                                              644,571
--------------------------------------------------------------------------------
  Total                                                                3,166,635
--------------------------------------------------------------------------------
Medium Term Notes:
  ILFC (a)                                                             2,391,535
  AIG                                                                    115,000
--------------------------------------------------------------------------------
  Total                                                                2,506,535
--------------------------------------------------------------------------------
Notes and Bonds Payable:
  ILFC (a)                                                             3,550,000
  AIGFP                                                                1,868,943
  AIG: Lire bonds                                                        159,067
    Zero coupon notes                                                     73,348
--------------------------------------------------------------------------------
  Total                                                                5,651,358
--------------------------------------------------------------------------------
Loans and Mortgages Payable:
ILFC (a) (b)                                                           1,122,265
AIG                                                                      120,369
--------------------------------------------------------------------------------
  Total                                                                1,242,634
--------------------------------------------------------------------------------
Total Borrowings                                                      17,990,717
--------------------------------------------------------------------------------
Borrowings not guaranteed by AIG                                       8,898,682
Matched GIA borrowings                                                 5,423,555
--------------------------------------------------------------------------------
                                                                      14,322,237
--------------------------------------------------------------------------------
Remaining borrowings of AIG                                          $ 3,668,480
--------------------------------------------------------------------------------

(a)     AIG does not guarantee or support these borrowings.
(b)     Primarily capital lease obligations.

     (a) Commercial Paper:At December 31, 1995, the commercial paper issued and outstanding was as follows:

(dollars in thousands)
----------------------------------------------------------------------------------
                                                              Weighted
                     Net                                       Average    Weighted
                    Book       Unamortized         Face       Interest     Average
                   Value       Discount          Amount           Rate    Maturity
----------------------------------------------------------------------------------
Funding       $  687,182       $ 5,943       $  693,125           5.71%    60 days
AICCO            644,571         1,553          646,124           5.76     16 days
ILFC           1,834,882         8,748        1,843,630           5.82     89 days
----------------------------------------------------------------------------------
Total         $3,166,635       $16,244       $3,182,879           --          --
----------------------------------------------------------------------------------

     Commercial paper issued by Funding is guaranteed by AIG. AIG has entered into an agreement in support of AICCO's commercial paper. AIG does not guarantee ILFC's commercial paper.

--------------------------------------------------------------------------------

9. DEBT OUTSTANDING (CONTINUED)


     (b) Borrowings under Obligations of Guaranteed Investment Agreements:
Borrowings under obligations of guaranteed investment agreements, which are guaranteed by AIG, are recorded at the amount outstanding under each contract. Obligations may be called at various times prior to maturity at the option of the counterparty. Interest rates on these borrowings are primarily fixed and range up to 10.6 percent.

     Payments due under these investment agreements in each of the next five years ending December 31, and the periods thereafter based on the earliest call dates, were as follows:

(in thousands)
--------------------------------------------------------------------------------
                                                                       PRINCIPAL
                                                                          AMOUNT
--------------------------------------------------------------------------------
1996                                                                  $2,540,466
1997                                                                     290,545
1998                                                                     165,065
1999                                                                     227,530
2000                                                                      60,423
Remaining years after 2000                                             2,139,526
--------------------------------------------------------------------------------
Total                                                                 $5,423,555
--------------------------------------------------------------------------------

     At December 31, 1995, the market value of securities pledged as collateral with respect to these obligations approximated $1,081,000,000.

     (c) Medium Term Notes Payable:

     (i) Medium Term Notes Payable Issued by AIG: AIG's Medium Term Notes are unsecured obligations which may not be redeemed by AIG prior to maturity and bear interest at either fixed rates set by AIG at issuance or variable rates determined by reference to an interest rate or other formula.

     An analysis of the Medium Term Notes for the year ended December 31, 1995 was as follows:

(in thousands)
----------------------------------------------------------------------------------
MEDIUM TERM
NOTE SERIES:                          B             C             D          TOTAL
----------------------------------------------------------------------------------
Balance December 31, 1994       $40,000       $90,000       $25,000       $155,000
Matured during year                  --        15,000        25,000         40,000
----------------------------------------------------------------------------------
Balance December 31, 1995       $40,000       $75,000       $    --       $115,000
----------------------------------------------------------------------------------

     The interest rates on this debt range up to 8.45 percent. To the extent deemed appropriate, AIG may enter into swap transactions to reduce its effective short-term borrowing rate.

     At December 31, 1995, the maturity schedule for AIG's outstanding Medium Term Notes was as follows:

(in thousands)
--------------------------------------------------------------------------------
                                                                       Principal
                                                                          Amount
--------------------------------------------------------------------------------
1996                                                                    $ 75,000
1997                                                                          --
1998                                                                      40,000
--------------------------------------------------------------------------------
Total                                                                   $115,000
--------------------------------------------------------------------------------

     At December 31, 1995, AIG had $247,000,000 principal amount of Series D Medium Term Notes registered and available for issuance from time to time.

     (ii) Medium Term Notes Payable Issued by ILFC:ILFC's Medium Term Notes are unsecured obligations which may not be redeemed by ILFC prior to maturity and bear interest at fixed rates set by ILFC at issuance.

     As of December 31, 1995, notes in aggregate principal amount of $2,391,535,000 were outstanding with maturity dates varying from 1996 to 2005 at interest rates ranging from 4.5 percent to 9.88 percent. These notes provide for a single principal payment at the maturity of each note.

     At December 31, 1995, the maturity schedule for ILFC's outstanding Medium Term Notes was as follows:

(in thousands)
--------------------------------------------------------------------------------
                                                                       Principal
                                                                          Amount
--------------------------------------------------------------------------------
1996                                                                  $  456,050
1997                                                                     534,700
1998                                                                     567,535
1999                                                                     485,250
2000                                                                     156,000
Remaining years after 2000                                               192,000
--------------------------------------------------------------------------------
Total                                                                 $2,391,535
--------------------------------------------------------------------------------

     (d) NOTES AND BONDS PAYABLE:

     (i) Zero Coupon Notes: On October 1, 1984, AIG issued Eurodollar zero coupon notes in the aggregate principal amount at stated maturity of $750,000,000. The notes were offered at 12 percent of principal amount at stated maturity, bear no interest and are due August 15, 2004. The net proceeds to AIG from the issuance were $85,625,000. The notes are redeemable at any time in whole or in part at the option of AIG at 100 percent of their principal amount at stated maturity. The notes are also redeemable at the option of AIG or bearer notes may be redeemed at the option of the holder in the event of certain changes involving taxation in the United States at prices ranging from 38.28 percent currently, to 89.88 percent after August 15, 2003, of the principal amount at stated maturity together with accrued amortization of original issue discount from the preceding August 15. During 1995 and 1994, no notes were repurchased. At December 31, 1995, the notes outstanding had a face value of $189,200,000, an unamortized discount of $115,852,000 and a net book value of $73,348,000. The amortization of the original issue discount was recorded as interest expense.

     (ii) Italian Lire Bonds:In December, 1991, AIG issued unsecured bonds denominated in Italian Lire. The principal amount of 200 billion Italian Lire Bonds matures December 4, 2001 and accrues interest at a rate of 11.7 percent which is paid annually. These bonds are not redeemable prior to maturity, except in the event of certain changes involving taxation in the United States or the imposition of certain certification, identification or reporting requirements.

                             American International Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------

9. DEBT OUTSTANDING (CONTINUED)

     Simultaneous with the issuance of this debt, AIG entered into a swap transaction which effectively converted AIG's net interest expense to a U.S. dollar liability of approximately 7.9 percent, which requires the payment of proceeds at maturity of approximately $159 million in exchange for 200 billion Italian Lire and interest thereon.

     (iii) Term Notes Issued by ILFC:ILFC has issued unsecured obligations which may not be redeemed prior to maturity.

     As of December 31, 1995, notes in aggregate principal amount of $3,550,000,000 were outstanding with maturity dates varying from 1996 to 2004 and interest rates ranging from 4.75 percent to 8.88 percent. $300,000,000 of such term notes are at floating interest rates and the remainder are at fixed rates. These notes provide for a single principal payment at maturity.

     At December 31, 1995, the maturity schedule for ILFC's Term Notes was as follows:

(in thousands)
--------------------------------------------------------------------------------
                                                                       Principal
                                                                          Amount
--------------------------------------------------------------------------------
1996                                                                  $  600,000
1997                                                                     650,000
1998                                                                     750,000
1999                                                                     900,000
2000                                                                     400,000
Remaining years after 2000                                               250,000
--------------------------------------------------------------------------------
Total                                                                 $3,550,000
--------------------------------------------------------------------------------

     AIG does not guarantee any of the debt obligations of ILFC.

     (iv) Notes and Bonds Payable Issued by AIGFP: During 1992, AIGFP issued 200 million principal amount Netherland guilder denominated bonds which bear interest at a rate of 8.4 percent, payable annually, and mature on June 30, 1997. At December 31, 1995, these bonds had a carrying value of $110.1 million.

     During 1995, AIGFP issued notes as follows: (a) 249 million principal amount and 3 million principal amount Great Britain pound sterling denominated notes due December 29, 2000, with interest rates of 5.88 percent and 3 month sterling LIBOR, respectively, payable quarterly, and carrying values of $384.9 million and $4.6 million, respectively, at December 31, 1995; (b) 194 billion principal amount Italian lire denominated notes, which bear interest at a rate of 7.76 percent, payable annually, mature on December 31, 1998 and had a carrying value of $122.5 million at December 31, 1995; and (c) 180 million principal amount Australian dollar denominated notes, which bear interest at a rate of 5.87 percent, payable semi-annually, mature on January 2, 2003 and had a carrying value of $73.9 million at December 31, 1995.

     AIGFP has also issued various credit linked notes maturing from 1996 through 2000. These notes, which are primarily U.S. dollar denominated, have been issued to hedge certain credit risks in AIGFP's portfolio of securities available for sale. AIGFP's payment obligations under these notes are reduced or eliminated upon the occurrence of a payment default or bankruptcy event with respect to the reference third party credit that is being hedged. The notes bear interest at various interest rates. At December 31, 1995, these notes had a carrying value of $1.04 billion.

     AIGFP is also obligated under various notes maturing from 1996 through 2015. The majority of these notes are U.S. dollar and Japanese yen denominated and bear interest at various interest rates. At December 31, 1995, these notes had a carrying value of $130.7 million.

     AIG guarantees all of the notes and bonds issued by AIGFP.

     (e) Loans and Mortgages Payable:Loans and mortgages payable at December 31, 1995 consisted of the following:

(in thousands)
-------------------------------------------------------------------------------------
                                            Financial
                                             Services            AIG            Total
-------------------------------------------------------------------------------------
Uncollateralized loans payable             $   11,339       $102,301       $  113,640
Collateralized loans and
   mortgages payable*                       1,110,926         18,068        1,128,994
-------------------------------------------------------------------------------------
Total                                      $1,122,265       $120,369       $1,242,634
-------------------------------------------------------------------------------------

* Primary capital lease obligations

     (i) Capital Lease Obligations: At December 31, 1995, ILFC's capital lease obligations of $1.09 billion provide 10 year, fully amortizing debt with a portion of this debt at fixed rates varying from 6.18 percent to 6.89 percent and the remainder at a floating LIBOR base rate. The debt matures through 2005. The flight equipment associated with the obligations had a net book value of $1.22 billion. As of December 31, 1995, ILFC had the option to enter into an additional facility of $747 million for aircraft to be delivered in 1996 on the same terms as those for the existing facilities.

     (f) Interest Expense for All Indebtedness:Total interest expense for all indebtedness, net of capitalized interest, aggregated $1,361,140,000 in 1995, $1,289,277,000 in 1994 and $1,103,955,000 in 1993. Interest expense paid approximated $1,318,736,000 in 1995, $1,055,503,000 in 1994 and $1,017,066,000
in 1993.

10. CAPITAL FUNDS

(a) At December 31, 1995, there were 6,000,000 shares of AIG's $5 par value serial preferred stock authorized, issuable in series.

     During 1993, dividends paid on the Exchangeable Money Market Cumulative Serial Preferred Stock then outstanding aggregated $1,043,000.

     (b) AIG parent depends on its subsidiaries for cash flow in the form of loans, advances and dividends. Some AIG subsidiaries, namely those in the insurance business, are subject to regulatory restrictions on the amount of dividends which can be remitted to AIG parent. These restrictions vary by state. For example, unless permitted by the New York Superintendent of

--------------------------------------------------------------------------------

10. CAPITAL FUNDS (CONTINUED)

Insurance, general insurance companies domiciled in New York may not pay dividends to shareholders which in any twelve month period exceed the lesser of 10 percent of the company's statutory policyholders' surplus or 100 percent of its "adjusted net investment income", as defined. Generally, less severe restrictions applicable to both general and life insurance companies exist in most of the other states in which AIG's insurance subsidiaries are domiciled. Certain foreign jurisdictions have restrictions which generally cause only a temporary delay in the remittance of dividends. There are also various local restrictions limiting cash loans and advances to AIG by its subsidiaries. Largely as a result of the restrictions, approximately 60 percent of consolidated capital funds were restricted from immediate transfer to AIG parent at December 31, 1995.

     (c) The common stock activity for the three years ended December 31, 1995 was as follows:


-----------------------------------------------------------------------------------
                                             1995             1994             1993
-----------------------------------------------------------------------------------
Shares outstanding at
  beginning of year                   315,840,626      317,628,067      211,629,013
Acquired during year                     (236,443)      (2,086,113)        (148,872)
Issued under stock option
  and purchase plans                      517,844          298,672          350,848
Stock split effected
  as stock dividend                   168,693,199               --      112,461,475
Other*                                (10,631,000)              --       (6,664,397)
-----------------------------------------------------------------------------------
Shares outstanding at end of year     474,184,226      315,840,626      317,628,067
-----------------------------------------------------------------------------------

* Shares issued to AIG and subsidiaries as part of stock split effected as stock dividend.

     As a result of common stock splits in the form of 50 percent stock dividends, common stock increased and additional paid-in capital decreased $421.7 million in 1995 and $281.2 million in 1993, respectively. Such stock splits effected as stock dividends were paid July 28, 1995 and July 30, 1993 to holders of record on June 30, 1995 and July 2, 1993, respectively.

11. COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.

     (a) Commitments to extend credit are agreements to lend subject to certain conditions. These commitments generally have fixed expiration dates or termination clauses and typically require payment of a fee. At December 31, 1995 and 1994, these commitments, made principally by AIG Capital Corp., approximated $96,300,000 and $133,000,000, respectively. AIG uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. AIG evaluates each counterparty's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by AIG upon extension of credit, is based on management's credit evaluation of the counterparty.

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

     (c) AIGFP becomes a party to off-balance sheet financial instruments in the normal course of its business and to reduce its currency, interest rate and equity exposures. Interest rate, currency and equity risks related to such instruments are reflected in the consolidated financial statements to the extent these instruments are carried at a market or a fair value, whichever is appropriate. Because of limited liquidity of certain of these instruments, the recorded estimated fair values of such instruments may be different than the values that might be realized if AIGFP were to sell or close out the transactions prior to maturity.

     AIGFP, as principal and for its own account, enters into interest rate, currency and equity swaps, swaptions and forward commitments. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. AIGFP typically becomes a principal in the exchange of interest payments between the parties and, therefore, may be exposed to loss, if counterparties default. Currency and equity swaps are similar to interest rate swaps, but may involve the exchange of principal amounts at the beginning and end of the transaction. At December 31, 1995, the notional principal amount of the sum of the swap pays and receives approximated $164.0 billion, primarily related to interest rate swaps of approximately $130.4 billion.

     The following tables provide the notional and contractual amounts of AIGFP's derivatives portfolio at December 31, 1995. The notional amounts used to express the extent of AIGFP's involvement in swap transactions represent a standard of measurement of the volume of AIGFP's swaps business. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual cash flows to be exchanged and are not paid or received, except for certain contracts such as currency swaps. The timing and the amount of cash flows relating to foreign exchange forwards and exchange traded futures and options contracts are determined by each of the respective contractual agreements.

                             American International Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------

11. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

     The following table presents AIGFP's swaps and swaptions portfolio by maturity and type of derivative at December 31, 1995:

(in thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                                           Remaining Life
                                                -------------------------------------------------------
                                                        One  Two Through    Six Through    After Ten          Total          Total
                                                       Year   Five Years      Ten Years        Years           1995           1994
----------------------------------------------------------------------------------------------------------------------------------
Interest rate, currency and equity/commodity
swaps and swaptions:
Notional amount:
  Interest rate swaps                           $26,726,000  $61,700,000    $31,497,000  $10,518,000   $130,441,000   $105,581,000
  Currency swaps                                  5,942,000   14,161,000      5,305,000    3,421,000     28,829,000     18,260,000
  Equity/commodity swaps                            247,000       48,000             --       25,000        320,000        817,000
  Swaptions                                         417,000    1,246,000      1,939,000      772,000      4,374,000      9,060,000
----------------------------------------------------------------------------------------------------------------------------------
Total                                           $33,332,000  $77,155,000    $38,741,000  $14,736,000   $163,964,000   $133,718,000
----------------------------------------------------------------------------------------------------------------------------------

     Futures and forward contracts are contracts for delivery of foreign currencies or financial indices in which the seller/purchaser agrees to make/take delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise as a result of movements in current market prices from contracted prices and the potential inability of counterparties to meet their obligations under the contracts. At December 31, 1995, the contractual amount of AIGFP's futures and forward contracts approximated $18.3 billion.

     The following table presents AIGFP's futures and forward contracts portfolio by maturity and type of derivative at December 31, 1995:

(in thousands)
---------------------------------------------------------------------------------------------------------------------------
                                                           REMAINING LIFE
                                      --------------------------------------------------------

                                              ONE    TWO THROUGH     SIX THROUGH    AFTER TEN          TOTAL          TOTAL
                                             YEAR     FIVE YEARS       TEN YEARS        YEARS           1995           1994
---------------------------------------------------------------------------------------------------------------------------
Futures and forward contracts:
Exchange traded futures contracts
  contractual amount                  $16,050,000              --             --           --    $16,050,000    $13,183,000
---------------------------------------------------------------------------------------------------------------------------
Over the counter forward contracts
  contractual amount                  $ 2,236,000    $      2,000             --           --    $ 2,238,000    $ 2,049,000
---------------------------------------------------------------------------------------------------------------------------

     These instruments involve, to varying degrees, elements of credit risk not explicitly recognized in the consolidated financial statements. AIGFP utilizes various credit enhancements, including collateral, credit triggers and credit derivatives to reduce the credit exposure relating to these off-balance sheet financial instruments. AIGFP requires credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties and the transaction's size and maturity. In addition, AIGFP's derivative transactions are generally documented under ISDA Master Agreements. Such agreements provide for legally enforceable set-off and close out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, AIGFP is permitted to set off its receivables from a counterparty against its payables to the same counterparty arising out of all included transactions. As a result, the net replacement value represents the net sum of estimated positive fair values after the application of such strategies, agreements and collateral held. The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss. The net replacement value of all interest rate, currency, and equity swaps, swaptions and forward commitments at December 31, 1995, approximated $6.8 billion. The net replacement value for futures and forward contracts at December 31, 1995, approximated $50.0 million.

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

--------------------------------------------------------------------------------

11. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

     AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At December 31, 1995, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
-------------------------------------------------------------------------------------------------------
                                             Net Replacement Value
                                         -----------------------------

                                          Swaps And        Futures And           Total            Total
                                          Swaptions  Forward Contracts            1995             1994
-------------------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                    $1,994,000           $    --       $1,994,000       $1,093,000
  AA                                      2,129,000            17,000        2,146,000        1,987,000
  A                                       1,433,000            10,000        1,443,000        1,012,000
  BBB                                     1,239,000                --        1,239,000          525,000
  Below investment grade                     49,000                --           49,000           21,000
  Not externally rated--exchanges*               --            23,000           23,000           13,000
-------------------------------------------------------------------------------------------------------
Total                                    $6,844,000           $50,000       $6,894,000       $4,651,000
-------------------------------------------------------------------------------------------------------

* Exchange traded futures are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

     At December 31, 1995, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
------------------------------------------------------------------------------------------------------------
                                                  Net Replacement Value
                                            ---------------------------------
                                            Swaps And       Futures And               Total            Total
                                            Swaptions       Forward Contracts          1995             1994
------------------------------------------------------------------------------------------------------------
Non-U.S. banks                             $2,425,000                 $18,000    $2,443,000       $2,101,000
Insured municipalities                        880,000                      --       880,000          270,000
U.S. industrials                            1,025,000                      --     1,025,000          494,000
Governmental                                  845,000                      --       845,000          726,000
Non-U.S. financial service companies           40,000                      --        40,000           31,000
Non-U.S. industrials                          531,000                      --       531,000          372,000
Special purpose                               113,000                      --       113,000           16,000
U.S. banks                                    310,000                   9,000       319,000          172,000
U.S. financial service companies              424,000                      --       424,000          324,000
Supranationals                                251,000                      --       251,000          132,000
Exchanges*                                         --                  23,000        23,000           13,000
------------------------------------------------------------------------------------------------------------
Total                                      $6,844,000                 $50,000    $6,894,000       $4,651,000
------------------------------------------------------------------------------------------------------------

* Exchange traded futures are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

     AIGFP has entered into commitments to provide liquidity for certain tax exempt variable rate demand notes issued by municipal entities. The agreements allow the holders, in certain circumstances, to tender the notes to the issuer at par value. In the event a remarketing agent of an issuer is unable to resell such tendered notes, AIGFP would be obligated to purchase the notes at par value. With respect to certain notes that have been issued, AIGFP has fulfilled its liquidity commitments by arranging bank liquidity facilities. These banks agree to purchase the notes that AIGFP is otherwise obligated to purchase in connection with a failed remarketing. It is the intention of AIGFP to arrange similar liquidity with respect to the $1.3 billion aggregate amount of notes that are expected to be issued through 1999. In connection with one transaction that has a bank liquidity facility, AIGFP has committed through December 31, 1997 to purchase up to $278.6 million of notes in the event the bank is required to purchase notes under the liquidity facility. Any notes so purchased by AIGFP would be insured as to both principal and interest and, while held by AIGFP, would bear interest at an above-market tax-exempt rate. It is AIGFP's intention, as with existing obligations, to remove itself from this risk through bank participations before the issuance of the underlying notes.

     Securities sold, but not yet purchased represent obligations of AIGFP to deliver specified securities at their contracted prices, and thereby create a liability to repurchase the securities in the market at prevailing prices.

     AIGFP monitors and controls its risk exposure on a daily basis through financial, credit and legal reporting systems and, accordingly, believes that it has in place effective procedures for evaluating and limiting the credit and market risks to which it is subject. Management is not aware of any potential counterparty defaults as of December 31, 1995.

                             American International Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------

11. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

     The net trading revenues for the twelve months ended December 31, 1995 from AIGFP's operations were $289.0 million.

     (d) AIG Trading Group Inc. and its subsidiaries (AIGTG) becomes a party to off-balance sheet financial instruments in the normal course of its business and to reduce its currency, interest rate and commodity exposures.

     The following tables provide the notional and contractual amounts of AIGTG's derivatives portfolio at December 31, 1995. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the December 31, 1995 balances based upon the expected timing of the future cash flows.

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

     Futures and forward contracts are contracts for delivery of foreign currencies, commodities or financial indices in which the seller/purchaser agrees to make/take delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise as a result of movements in current market prices from contracted prices and the potential inability of counterparties to meet their obligations under the contracts. At December 31, 1995, the contractual amount of AIGTG's futures and forward contracts approximated $210.5 billion.

     The gross replacement values presented represent the sum of the estimated positive fair values of all of AIGTG's derivatives contracts at December 31, 1995. These values do not represent the credit risk to AIGTG.

     Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss. At December 31, 1995, the net replacement value of AIGTG's futures and forward contracts and interest rate and currency swaps approximated $2.07 billion.

     The following table presents AIGTG's derivatives portfolio and the associated credit exposure, if applicable, by maturity and type of derivative at December 31, 1995:

(in thousands)
-------------------------------------------------------------------------------------------------------------------------------
                                                              Remaining Life
                                               -------------------------------------------------
                                                        One  Two Through  Six Through  After Ten          Total           Total
                                                       Year   Five Years    Ten Years      Years           1995            1994
-------------------------------------------------------------------------------------------------------------------------------
Futures and forward contracts
  and interest rate and
  currency swaps:
Exchange traded futures contracts
  contractual amount                           $ 22,494,000   $4,131,000   $  180,000   $     --   $ 26,805,000    $ 21,504,000
-------------------------------------------------------------------------------------------------------------------------------
Over the counter forward contracts
  contractual amount                           $174,487,000   $8,075,000   $1,142,000   $  6,000   $183,710,000    $171,287,000
-------------------------------------------------------------------------------------------------------------------------------
Interest rate and currency swaps:
  Notional amount:
    Interest rate swaps and forward
      rate agreements                          $ 22,064,000   $6,889,000   $  833,000   $150,000   $ 29,936,000    $ 19,891,000
    Currency swaps                                       --    2,734,000    1,227,000    580,000      4,541,000              --
-------------------------------------------------------------------------------------------------------------------------------
Total                                          $ 22,064,000   $9,623,000   $2,060,000   $730,000   $ 34,477,000    $ 19,891,000
-------------------------------------------------------------------------------------------------------------------------------
Futures and forward contracts and interest rate and currency swaps:
    Credit exposure:
      Gross replacement value                  $  3,590,000   $  838,000   $  243,000   $ 53,000    $  4,724,000   $  3,531,000
      Master netting arrangements                (2,097,000)    (318,000)     (74,000)   (16,000)     (2,505,000)    (1,577,000)
      Collateral                                    (52,000)     (49,000)     (48,000)        --        (149,000)       (83,000)
-------------------------------------------------------------------------------------------------------------------------------
Net replacement value *                        $  1,441,000   $  471,000   $  121,000   $ 37,000    $  2,070,000   $  1,871,000
-------------------------------------------------------------------------------------------------------------------------------

* The net replacement value of $356.0 million with respect to interest rate and currency swaps is presented as a component of unrealized gain on interest rate and currency swaps, options and forward transactions.

--------------------------------------------------------------------------------

11. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

     Options are contracts that allow the holder of the option to purchase or sell the underlying commodity, currency or index at a specified price and within, or at, a specified period of time. Risks arise as a result of movements in current market prices from contracted prices, and the potential inability of the counterparties to meet their obligations under the contracts. At December 31, 1995, the contractual amount of AIGTG's purchased options approximated $26.5 billion.

     As a writer of options, AIGTG generally receives an option premium and then manages the risk of any unfavorable change in the value of the underlying commodity, currency or index. At December 31, 1995, the contractual amount for sold options approximated $28.1 billion.

     The following table presents AIGTG's options portfolio and the associated credit exposure, if applicable, by maturity and type of derivative at December 31, 1995:

(in thousands)
--------------------------------------------------------------------------------------------------------------------------------
                                                                 Remaining Life
                                              --------------------------------------------------
                                                      One    Two Through  Six Through  After Ten           Total           Total
                                                     Year     Five Years    Ten Years      Years            1995            1994
--------------------------------------------------------------------------------------------------------------------------------
Option contracts:
Contractual amounts for purchased options:
  Exchange traded                             $ 1,112,000    $   146,000    $      --         --    $  1,258,000    $  1,410,000
  Over the counter                             21,348,000      3,179,000      752,000         --      25,279,000      13,827,000
--------------------------------------------------------------------------------------------------------------------------------
Total                                         $22,460,000    $ 3,325,000    $ 752,000         --    $ 26,537,000    $ 15,237,000
--------------------------------------------------------------------------------------------------------------------------------
Credit exposure for purchased options:
  Gross replacement value                     $   478,000    $   164,000    $  64,000         --    $    706,000    $    370,000
  Master netting arrangements                    (188,000)       (41,000)      (1,000)        --        (230,000)        (72,000)
  Collateral                                      (17,000)            --           --         --         (17,000)        (23,000)
--------------------------------------------------------------------------------------------------------------------------------
Net replacement value (a)                     $   273,000    $   123,000    $  63,000         --    $    459,000    $    275,000
--------------------------------------------------------------------------------------------------------------------------------
Contractual amounts for sold options (b)      $23,456,000    $ 3,656,000    $ 968,000         --    $ 28,080,000    $ 14,158,000
--------------------------------------------------------------------------------------------------------------------------------

(a) The net replacement value with respect to purchased options is presented as a component of spot commodities, at market value.

(b) Options obligate AIGTG to buy or sell the underlying item if the option purchaser chooses to exercise. The amounts do not represent credit exposures.

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

     AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At December 31, 1995, the counterparty credit quality by derivative product with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in thousands)
-----------------------------------------------------------------------------------------------------------------------
                                                             Net Replacement Value
                                               --------------------------------------------
                                                   Futures And Forward
                                                Contracts And Interest     Over The Counter         Total         Total
                                               Rate And Currency Swaps    Purchased Options          1995          1994
-----------------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                       $  154,000             $ 60,000    $  214,000    $  240,000
  AA                                                           717,000              189,000       906,000       782,000
  A                                                            449,000               81,000       530,000       620,000
  BBB                                                           65,000                7,000        72,000        67,000
  Below investment grade                                        20,000                2,000        22,000        32,000
  Not externally rated, including exchange
    traded futures and options*                                665,000              120,000       785,000       405,000
-----------------------------------------------------------------------------------------------------------------------
Total                                                       $2,070,000             $459,000    $2,529,000    $2,146,000
-----------------------------------------------------------------------------------------------------------------------

* Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

                             American International Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------


11. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

     At December 31, 1995, the counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in thousands)
----------------------------------------------------------------------------------------------------------------------
                                                Net Replacement Value
                                           -----------------------------------------------
                                               Futures And Forward
                                            Contracts And Interest      Over The Counter           Total         Total
                                           Rate And Currency Swaps      Purchased  Options          1995          1994
----------------------------------------------------------------------------------------------------------------------
Non-U.S. banks                                          $  611,000                $223,000    $  834,000    $  818,000
U.S. industrials                                           332,000                   8,000       340,000       322,000
Governmental                                               132,000                  20,000       152,000       112,000
Non-U.S. financial service companies                       222,000                  36,000       258,000        54,000
Non-U.S. industrials                                       101,000                  15,000       116,000       164,000
U.S. banks                                                 288,000                  37,000       325,000       426,000
U.S. financial service companies                           132,000                  99,000       231,000       110,000
Exchanges*                                                 252,000                  21,000       273,000       140,000
----------------------------------------------------------------------------------------------------------------------
Total                                                   $2,070,000                $459,000    $2,529,000    $2,146,000
----------------------------------------------------------------------------------------------------------------------

* Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

     AIGTG limits its risks by holding offsetting positions. In addition, AIGTG monitors and controls its risk exposures through various monitoring systems which evaluate AIGTG's market and credit risks, and through credit approvals and limits. At December 31, 1995, AIGTG did not have a significant concentration of credit risk from either an individual counterparty or group of counterparties.

     The net trading revenues for the twelve months ended December 31, 1995 from AIGTG's operations were $317.2 million.

     At December 31, 1995, AIGTG had issued and outstanding $206.0 million principal amount of letters of credit. These letters of credit were issued primarily to various exchanges.

     AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future obligations and liabilities of AIGFP and AIGTG arising from transactions entered into by AIGFP and AIGTG.

     (e) At December 31, 1995, ILFC had committed to purchase or had secured positions for 292 aircraft deliverable from 1996 through 2004 at an estimated aggregate purchase price of $15.9 billion and had options to purchase an additional 34 aircraft deliverable through 2005 at an estimated aggregate purchase price of $2.5 billion. ILFC will be required to find customers for any aircraft presently on order and any aircraft to be ordered, and it must arrange financing for portions of the purchase price of such equipment.

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

     AIG continues to receive indemnity claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (hereinafter collectively referred to as environmental claims) and indemnity claims asserting injuries from asbestos. Estimation of asbestos and environmental claims loss reserves is a difficult process, as these claims, which emanate from policies written in 1984 and prior years, cannot be estimated by conventional reserving techniques. Asbestos and environmental claims development is affected by factors such as inconsistent court resolutions, the broadening of the intent of policies and scope of coverage and increasing number of new claims. AIG and other industry members have and will continue to litigate the broadening judicial interpretation of policy coverage and the liability issues. If the courts continue in the future to expand the intent of the policies and the scope of the coverage, as they have in the past, additional liabilities would emerge for amounts in excess of reserves held. This emergence cannot now be reasonably estimated, but could have a material impact on AIG's future operating results. The reserves carried for these claims as at December 31, 1995 ($1.94 billion gross; $507.2 million net) are believed to be adequate as these reserves are based on known facts and current law.

--------------------------------------------------------------------------------

11. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

     A summary of reserve activity, including estimates for applicable incurred but not reported losses and loss expenses, relating to asbestos and environmental claims separately and combined at December 31, 1995, 1994 and 1993 was as follows:

(in millions)
--------------------------------------------------------------------------------------------------------------------------------
                                                                       1995                 1994                    1993
                                                                ------------------    ------------------     -------------------
                                                                   Gross       Net       Gross       Net        Gross        Net
--------------------------------------------------------------------------------------------------------------------------------
Asbestos:
Reserve for losses and loss expenses at beginning of year       $  686.0    $130.2    $  656.0    $116.7     $  558.4    $  86.9
Losses and loss expenses incurred                                  197.7      20.5       149.2      45.8        242.9       65.1
Losses and loss expenses paid                                     (138.9)    (22.8)     (119.2)    (32.3)      (145.3)     (35.3)
--------------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year             $  744.8    $127.9    $  686.0    $130.2     $  656.0    $ 116.7
--------------------------------------------------------------------------------------------------------------------------------
Environmental:
Reserve for losses and loss expenses at beginning of year       $  728.1    $200.1    $  684.8    $191.5     $  566.4    $ 166.6
Losses and loss expenses incurred                                  684.9     231.7       187.5      61.8        278.6      106.5
Losses and loss expenses paid                                     (215.1)    (52.5)     (144.2)    (53.2)      (160.2)     (81.6)
--------------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year             $1,197.9    $379.3    $  728.1    $200.1     $  684.8    $ 191.5
--------------------------------------------------------------------------------------------------------------------------------
Combined:
Reserve for losses and loss expenses at beginning of year       $1,414.1    $330.3    $1,340.8    $308.2     $1,124.8    $ 253.5
Losses and loss expenses incurred                                  882.6     252.2       336.7     107.6        521.5      171.6
Losses and loss expenses paid                                     (354.0)    (75.3)     (263.4)    (85.5)      (305.5)    (116.9)
--------------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year             $1,942.7    $507.2    $1,414.1    $330.3     $1,340.8    $ 308.2
--------------------------------------------------------------------------------------------------------------------------------

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

                             American International Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

     The carrying values and fair values of AIG's financial instruments at December 31, 1995 and December 31, 1994 and the average fair values with respect to derivative positions during 1995 and 1994 were as follows:


(in thousands)
---------------------------------------------------------------------------------------------------------------------------------
                                                                         1995                                1994
                                                       ------------------------------------  ------------------------------------
                                                                                    Average                               Average
                                                          Carrying         Fair        Fair     Carrying         Fair        Fair
                                                             Value        Value       Value        Value        Value       Value
---------------------------------------------------------------------------------------------------------------------------------
Fixed maturities                                       $42,900,597  $43,797,474  $       --  $35,430,866  $35,511,002  $       --
Equity securities                                        5,369,321    5,369,321          --    5,099,171    5,099,171          --
Mortgage loans on real estate, policy
  and collateral loans                                   7,860,532    7,885,655          --    5,353,074    5,381,198          --
Securities available for sale                            3,931,100    3,931,100   4,089,766    3,796,792    3,796,792   4,262,469
Trading securities                                       2,641,436    2,641,436   3,193,973    2,483,637    2,483,637   2,268,539
Spot commodities                                         1,079,124    1,079,124   1,127,600      916,833      916,833   1,099,350
Unrealized gain on interest rate and currency
  swaps, options and forward transactions                7,250,954    7,250,954   6,477,814    4,650,743    4,650,743   4,930,135
Trade receivables                                        3,321,985    3,321,985   3,250,451    2,629,734    2,629,734   2,689,014
Securities purchased under agreement to resell           2,022,056    2,022,056          --    1,209,403    1,209,403          --
Other invested assets                                    2,808,158    2,808,158          --    1,953,015    1,953,015          --
Short-term investments                                   2,272,528    2,272,528          --    2,467,453    2,467,453          --
Cash                                                        88,371       88,371          --       76,237       76,237          --
Policyholders' contract deposits                         9,580,983    9,673,374          --    6,487,426    6,396,626          --
Borrowings under obligations of guaranteed
  investment agreements                                  5,423,555    6,247,398          --    5,535,318    5,623,119          --
Securities sold under agreements to repurchase           1,379,872    1,379,872          --    1,342,064    1,342,064          --
Trade payables                                           2,810,947    2,810,947   3,335,512    2,108,263    2,108,263   2,762,057
Securities sold but not yet purchased,
  principally obligations of the U.S. Government
  and Government agencies                                1,204,386    1,204,386          --      192,898      192,898          --
Spot commodities sold but not yet purchased                783,302      783,302     662,800      369,089      369,089     394,425
Unrealized loss on interest rate and
  currency swaps, options and forward
  transactions                                           6,405,045    6,405,045   5,415,325    3,659,450    3,659,450   4,071,962
Deposits due to banks and other depositors                 957,441      957,441          --      655,973      655,973          --
Commercial paper                                         3,166,635    3,166,635          --    3,789,559    3,789,559          --
Notes, bonds, loans and mortgages payable                9,400,527    9,700,189          --    8,194,600    8,013,629          --
---------------------------------------------------------------------------------------------------------------------------------

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

13. STOCK COMPENSATION PLANS

At December 31, 1995, AIG had two types of stock-based compensation plans. One was a stock option plan; the other, an employee stock purchase plan. AIG applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its plans. Accordingly, no compensation costs have been recognized for either plan.

--------------------------------------------------------------------------------

13. STOCK COMPENSATION PLANS (CONTINUED)

(a) Stock Option Plan:On December 19, 1991, the AIG Board of Directors adopted a 1991 employee stock option plan, which provides that options to purchase a maximum of 4,500,000 shares of common stock could be granted to officers and other key employees at prices not less than fair market value at the date of grant. Both the 1991 plan, and the options with respect to 112,387 shares granted thereunder on December 19, 1991, were approved by shareholders at the 1992 Annual Meeting. At December 31, 1995, 2,099,983 shares were reserved for future grants under the 1991 plan. As of March 18, 1992, no further options could be granted under the 1987 plan, but outstanding options granted under the 1987 plan and the previously superceded 1982 plan continue in force until exercise or expiration. At December 31, 1995, there were 4,130,713 shares reserved for issuance under the 1991, 1987 and 1982 plans.

     Under each plan, 25 percent of the options granted become exercisable on the anniversary of the date of grant in each of the four years following that grant and all options expire 10 years from the date of the grant. As of December 31, 1995, outstanding options granted with respect to 2,896,132 shares qualified for Incentive Stock Option treatment under the Economic Recovery Tax Act of 1981.

     Additional information with respect to AIG's plans at December 31, 1995, and changes for the three years then ended, was as follows:


---------------------------------------------------------------------------------------------------------------------------------
                                                      1995                            1994                          1993
                                           --------------------------    ---------------------------    -------------------------
                                                             Weighted                       Weighted                     Weighted
                                                              Average                        Average                      Average
                                              Shares   Exercise Price       Shares    Exercise Price      Shares   Exercise Price
---------------------------------------------------------------------------------------------------------------------------------
Shares Under Option:
Outstanding at beginning of year           4,148,082           $40.31    3,933,389            $35.60    3,938,900          $30.31
Granted                                      557,675            90.33      593,550             64.39      521,362           59.21
Exercised                                   (517,204)           24.84     (312,579)            25.17     (469,668)          17.83
Forfeited                                    (57,840)           48.21      (66,278)            48.12      (57,205)          32.24
---------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                 4,130,713           $48.89    4,148,082            $40.31    3,933,389          $35.60
---------------------------------------------------------------------------------------------------------------------------------
Options exercisable at year-end            2,749,517           $37.00    2,700,035            $31.12    2,329,323          $26.97
---------------------------------------------------------------------------------------------------------------------------------
Weighted average fair value per share of
options granted during 1995                                    $32.92
---------------------------------------------------------------------------------------------------------------------------------

     Information about fixed stock options outstanding at December 31, 1995, is summarized as follows:

----------------------------------------------------------------------------------------------------------------
                                          Options Outstanding                            Options Exercisable
                                 ------------------------------------------------  -----------------------------
                                                        Weighted         Weighted                       Weighted
                                    Number     Average Remaining          Average       Number           Average
Range Of Exercise Prices         Outstanding    Contractual Life   Exercise Price   Exercisable   Exercise Price
----------------------------------------------------------------------------------------------------------------
$18.13-26.06                         975,274           2.9 years           $21.79      975,274            $21.79
32.00-43.00                          969,402           5.0 years            35.63      958,026             35.59
53.00-66.08                        1,629,112           7.9 years            58.82      816,217             56.81
67.42-93.25                          556,925           9.8 years            90.35           --                --
----------------------------------------------------------------------------------------------------------------
                                   4,130,713                                         2,749,517
----------------------------------------------------------------------------------------------------------------

     The fair value of stock options granted during the year ended December 31, 1995 was $18,356,000. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model.

     The following weighted average assumptions were used for grants in 1995: dividend yield of 0.32 percent, expected volatility of 20.4 percent, risk-free interest rate of 5.77 percent, and an expected life of 7 years.

(b) Employee Stock Purchase Plan: AIG's 1984 employee stock purchase plan was adopted at its 1984 shareholders' meeting and became effective as of July 1, 1984. Eligible employees receive privileges to purchase up to an aggregate of 1,968,750 shares of AIG common stock, at a price equal to 85 percent of the fair market value on the date of grant of the purchase privilege.

                             American International Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------

13. STOCK COMPENSATION PLANS (CONTINUED)

     Purchase privileges are granted annually and are limited to the number of whole shares that can be purchased by an amount equal to 5 percent of an employee's annual salary or $3,750, whichever is less. Beginning with the January 1, 1996 subscription, the maximum allowable purchase limitation increased to $5,500.

     As of December 31, 1995, there were 110,641 shares of common stock subscribed to at a weighted average price of $65.20 per share pursuant to grants of privileges under the 1984 plan. There were 152,406 shares, 135,992 shares and 140,171 shares issued under the 1984 plan at weighted average prices of $50.22, $50.37 and $36.31 for the years ended December 31, 1995, 1994 and 1993, respectively. The excess or deficit of the proceeds over the par value or cost of the common stock issued was credited or charged to additional paid-in capital. There were 255,104 shares available for the grant of future purchase privileges under the 1984 plan at December 31, 1995.

     The fair value of purchase privileges granted during the year ended December 31, 1995 was $2,005,000. The weighted average fair value per share of those purchase rights granted in 1995 was $14.90. The fair value of each purchase right is estimated on the date of the subscription using the Black-Scholes model.

     The following were weighted average assumptions: dividend yield of 0.32 percent, an expected life of 1 year, expected volatility of 16.9 percent, and a risk-free interest rate of 5.64 percent.

14. EMPLOYEE BENEFITS

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

     AIG's U.S. retirement plan is a qualified, noncontributory, defined benefit plan. All qualified employees who have attained age 21 and completed twelve months of continuous service are eligible to participate in this plan. An employee with 5 or more years of service is entitled to pension benefits beginning at normal retirement at age 65. Benefits are based upon a percentage of average final compensation multiplied by years of credited service limited to 44 years of credited service. Prior to January 1, 1996, average final compensation was subject to certain limitations. Annual funding requirements are determined based on the "projected unit credit" cost method which attributes a pro rata portion of the total projected benefit payable at normal retirement to each year of credited service.

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

     Assumptions associated with the projected benefit obligation and expected long-term rate of return on plan assets at December 31, 1995 were as follows:


-------------------------------------------------------------------------------
                                                     Range Of
                                               Non-U.S. Plans*       U.S. Plans
-------------------------------------------------------------------------------
Discount rate                                        4.5-10.0%              7.3%
Salary increase rate                                  3.5-10.0              5.0
Expected long-term rate
of return on plan assets                              5.0-10.0              9.0
-------------------------------------------------------------------------------

* The ranges for the non-U.S. plans reflect the local socioeconomic environments in which AIG operates.

--------------------------------------------------------------------------------

14. EMPLOYEE BENEFITS (CONTINUED)

     The following table sets forth the funded status of the various pension plans and the amounts recognized in the accompanying consolidated balance sheet as of December 31, 1995 and 1994:

(in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         1995                                      1994
                                                         ------------------------------------     ---------------------------------
                                                          Non-U.S.         U.S.                   Non-U.S.         U.S.
                                                             Plans        Plans         Total        Plans        Plans       Total
-----------------------------------------------------------------------------------------------------------------------------------
Plan assets at fair value*                                $161,112     $193,511     $ 354,623     $158,695     $146,065    $304,760
-----------------------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Accumulated benefits earned prior to valuation date:
    Vested                                                 209,936      142,250       352,186      164,802       99,694     264,496
    Nonvested                                               33,640       20,245        53,885       24,887       14,713      39,600
-----------------------------------------------------------------------------------------------------------------------------------
  Accumulated benefit obligation                           243,576      162,495       406,071      189,689      114,407     304,096
  Additional benefits based on estimated
   future salary levels                                     67,478       90,636       158,114       68,908       53,033     121,941
-----------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation                               311,054      253,131       564,185      258,597      167,440     426,037
-----------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets      149,942       59,620       209,562       99,902       21,375     121,277
-----------------------------------------------------------------------------------------------------------------------------------
  Unrecognized prior service cost                          (10,920)     (18,457)      (29,377)      (9,593)      (3,035)    (12,628)
  Unrecognized net gain (loss)                             (49,831)       5,529       (44,302)      (3,849)      26,582      22,733
  Unamortized balance of the initial transition amounts    (19,925)     (10,639)      (30,564)     (24,259)     (12,141)    (36,400)
-----------------------------------------------------------------------------------------------------------------------------------
Net amounts to be applied to future periods                (80,676)     (23,567)     (104,243)     (37,701)      11,406     (26,295)
Adjustment to reflect minimum liability                     40,166        3,401        43,567       19,014          488      19,502
-----------------------------------------------------------------------------------------------------------------------------------
Accrued pension liability                                 $109,432     $ 39,454     $ 148,886     $ 81,215     $ 33,269    $114,484
-----------------------------------------------------------------------------------------------------------------------------------

* Plan assets are invested primarily in fixed-income securities and listed stocks.

     Net pension cost for the years ended December 31, 1995, 1994 and 1993 included the following components:

(in thousands)
---------------------------------------------------------------------------------
                                                   1995         1994         1993
---------------------------------------------------------------------------------
Cost of benefits earned during the period      $ 40,015     $ 41,986     $ 33,258
Interest cost on the projected benefit
  obligation                                     27,320       24,795       23,243
Actual return on all retirement plan assets     (53,904)      (8,789)     (29,613)
Net amortization and deferral of
  actuarial gains and losses                     30,114      (15,466)       7,542
Amortization of the initial
  transition amount                               3,720        3,749        3,389
---------------------------------------------------------------------------------
Net pension expense*                           $ 47,265     $ 46,275     $ 37,819
---------------------------------------------------------------------------------

* Net pension expense included $30,978, $26,727 and $20,999 related to non-U.S. plans for 1995, 1994 and 1993, respectively.

     (b) AIG sponsors a voluntary savings plan for domestic employees (a 401(k) plan), which, during the two years ended December 31, 1994, provided for salary reduction contributions by employees and matching contributions by AIG of up to 2 percent of annual salary. Commencing January 1, 1995, the 401(k) plan provided for matching contributions by AIG of up to 6 percent of annual salary depending on the employees' years of service.

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

     Effective January 1, 1993, both plans' provisions were amended. Employees who retire on or after January 1, 1993 are required to pay the actual cost of the medical benefits reduced by a credit which is based upon age and years of serv ice at retirement. The life insurance benefit varies by age at retirement from $5,000 for retirement at ages 55 through 59 to $15,000 for retirement at ages 65 and over.

                             American International Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------

14. EMPLOYEE BENEFITS (CONTINUED)

     Assumptions associated with the accrued postretirement benefit liability at December 31, 1995 were as follows:

-------------------------------------------------------------------------------
                                                               Non-U.S.    U.S.
                                                                  Plans    Plans
-------------------------------------------------------------------------------
Discount rate                                                 6.5-10.0%     7.3%
Salary increase rate                                           5.0-10.0      --
Medical trend rate year 1*                                         14.0    10.5
Medical trend rate year 6 and 9                                     6.0     5.5
-------------------------------------------------------------------------------

* The Medical trend rate grades downward from years 1 through 6 domestically and years 1 through 9 for the foreign benefits. The trend rates remain level thereafter.

     The following table sets forth the liability for the accrued postretirement benefits of the various plans, and amounts recognized in the accompanying consolidated balance sheet as of December 31, 1995 and 1994. These plans are not funded currently.


(in thousands)
-------------------------------------------------------------------------------
                                                 Non-U.S.       U.S.
                                                    Plans      Plans      Total
-------------------------------------------------------------------------------
1995
Accumulated postretirement
  benefit obligation:
Retirees                                          $ 2,128   $ 42,771    $44,899
Fully eligible active employees                     5,790      1,715      7,505
Other active employees                              7,898     11,204     19,102
-------------------------------------------------------------------------------
                                                   15,816     55,690     71,506
-------------------------------------------------------------------------------
Unrecognized net loss                                  --     (3,355)    (3,355)
Unrecognized prior service cost                        --     28,802     28,802
-------------------------------------------------------------------------------
Accrued postretirement benefit
  liabilities                                     $15,816   $ 81,137    $96,953
-------------------------------------------------------------------------------
1994
Accumulated postretirement
  benefit obligation:
Retirees                                          $ 1,896   $ 44,521    $46,417
Fully eligible active employees                     4,301        845      5,146
Other active employees                              5,932      9,059     14,991
-------------------------------------------------------------------------------
                                                   12,129     54,425     66,554
-------------------------------------------------------------------------------
Unrecognized net loss                                  --     (2,931)    (2,931)
Unrecognized prior service cost                        --     30,319     30,319
-------------------------------------------------------------------------------
Accrued postretirement benefit
liabilities                                       $12,129   $ 81,813    $93,942
-------------------------------------------------------------------------------

     The net periodic postretirement costs for the years ended December 31, 1995, 1994 and 1993 included the following components:

(in thousands)
--------------------------------------------------------------------------------
                                                              Life
                                                Medical   Insurance
                                                  Plans       Plans        Total
--------------------------------------------------------------------------------
1995
Cost of benefits earned during
  the period                                    $ 1,011      $  448     $ 1,459
Interest cost on accumulated
  postretirement benefit obligations              3,744       1,246       4,990
Amortization of prior service cost               (1,344)       (172)     (1,516)
-------------------------------------------------------------------------------
Net periodic postretirement
  benefit costs                                 $ 3,411      $1,522     $ 4,933
-------------------------------------------------------------------------------
1994
Cost of benefits earned during
  the period                                    $ 1,160      $  499     $ 1,659
Interest cost on accumulated
  postretirement benefit obligations              4,055       1,032       5,087
Amortization of prior service cost               (1,344)       (172)     (1,516)
Amortization of net actuarial losses                318          --         318
-------------------------------------------------------------------------------
Net periodic postretirement
  benefit costs                                 $ 4,189      $1,359     $ 5,548
-------------------------------------------------------------------------------
1993
Cost of benefits earned during
  the period                                    $   876      $  384     $ 1,260
Interest cost on accumulated
  postretirement benefit obligations              3,693       1,110       4,803
Amortization of prior service cost               (1,344)       (172)     (1,516)
-------------------------------------------------------------------------------
Net periodic postretirement
  benefit costs                                 $ 3,225      $1,322     $ 4,547
-------------------------------------------------------------------------------


     The medical trend rate assumptions have a significant effect on the amounts reported. Increasing each trend rate by 1 percent in each year would increase the accumulated postretirement benefit obligations as of December 31, 1995 by $5.6 million and the aggregate service and interest cost components of the periodic postretirement benefit costs for 1995 by $502,000.

     (d) AIG has certain postemployment benefits provided to former or inactive employees who are not retirees. Certain of these benefits are insured and expensed currently; other expenses are provided for currently. Such uninsured expenses include long and short-term disability medical and life insurance continuation, short-term disability income continuation and COBRA medical subsidies. The provision for these benefits at December 31, 1995 was $6.4 million. The incremental expense was insignificant.

15. LEASES

(a) AIG and its subsidiaries occupy leased space in many locations under various long-term leases and have entered into various leases covering the long-term use of data processing equipment. At December 31, 1995, the future minimum lease payments under operating leases were as follows:

(in thousands)
--------------------------------------------------------------------------------
1996                                                                    $183,813
1997                                                                     136,160
1998                                                                     100,525
1999                                                                      74,961
2000                                                                      65,155
Remaining years after 2000                                               228,412
--------------------------------------------------------------------------------
Total                                                                   $789,026
--------------------------------------------------------------------------------

     Rent expense approximated $215,600,000, $208,000,000, and $200,500,000 for
the years ended December 31, 1995, 1994 and 1993, respectively.

     (b) Minimum future rental income on noncancelable operating leases of flight equipment which have been delivered at December 31, 1995 was as follows:

(in thousands)
--------------------------------------------------------------------------------
1996                                                                  $1,112,237
1997                                                                     889,205
1998                                                                     700,100
1999                                                                     551,181
2000                                                                     404,996
Remaining years after 2000                                               743,435
--------------------------------------------------------------------------------
Total                                                                 $4,401,154
--------------------------------------------------------------------------------

     Flight equipment is leased, under operating leases, for periods ranging from one to ten years.

16. OWNERSHIP AND TRANSACTIONS WITH RELATED PARTIES

(a) Ownership: The directors and officers of AIG, the directors and holders of common stock of C. V. Starr & Co., Inc. (Starr), a private holding company, The Starr Foundation, Starr International Company, Inc. (SICO), a private holding company, and Starr own or otherwise control approximately 28 percent of the voting stock of AIG. Six directors of AIG also serve as directors of Starr and SICO.

     (b) Transactions with Related Parties: During the ordinary course of business, AIG and its subsidiaries pay commissions to Starr and its subsidiaries for the production and management of insurance business. Net commission payments to Starr aggregated approximately $42,600,000 in 1995, $31,200,000 in 1994 and $25,800,000 in 1993, from which Starr is required to pay commissions due originating brokers and its operating expenses. AIG also received approximately $14,100,000 in 1995, $12,900,000 in 1994 and $11,800,000 in 1993 from Starr and paid approximately $34,000 in 1995, $42,000 in 1994 and $60,000 in 1993 to Starr
as reimbursement for services provided at cost. AIG also received approximately $1,500,000 in 1995, $900,000 in 1994 and $600,000 in 1993 from SICO and paid approximately $1,200,000 in 1995, $1,200,000 in 1994 and $1,100,000 in 1993 to
SICO as reimbursement for services rendered at cost. AIG also paid to SICO $5,000,000 in 1995, $3,000,000 in 1994 and $3,400,000 in 1993 in rental fees.

17. SUMMARY OF QUARTERLY FINANCIAL INFORMATION--
    UNAUDITED

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 1995 and 1994 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown.



                                                             Three Months Ended
                                  ----------------------------------------------------------------------------------------------
                                         March 31,               June 30,              September 30,           December 31,
                                  ----------------------  ----------------------  ----------------------  ----------------------
(in thousands, except per
  share amounts)                        1995        1994        1995        1994        1995        1994        1995        1994
                                  ----------------------------------------------------------------------------------------------
Revenues                          $6,006,709  $5,210,830  $6,457,734  $5,605,759  $6,546,990  $5,652,465  $6,862,589  $5,889,655
                                  ----------------------------------------------------------------------------------------------
Net income                        $  572,156  $  505,618  $  633,785  $  549,694  $  630,686  $  542,527  $  673,756  $  577,676
                                  ----------------------------------------------------------------------------------------------
Net income per common share       $     1.20  $     1.06  $     1.34  $     1.16  $     1.33  $     1.14  $     1.43  $     1.22
Average shares outstanding           473,848     476,184     474,016     474,846     474,130     474,552     474,130     473,798
                                  ----------------------------------------------------------------------------------------------

18. Segment Information

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

                             American International Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------

18. SEGMENT INFORMATION (CONTINUED)

     Financial Services - AIG's financial services operations engage in diversified financial services for affiliated and non-affiliated companies. Such operations include, but are not limited to, asset management, short-term cash management and financing, premium financing, interest rate, currency, equity and commodity derivative products business, various commodities trading and market making activities, banking services and operations and leasing and remarketing of flight equipment.

     The following table is a summary of the operations by major operating segments for the years ended December 31, 1995, 1994 and 1993:


                                                                 Industry Segments-1995
                         ------------------------------------------------------------------------------------------------------
                                                                                                  Adjustments
                                             General         Life    Agency And    Financial              And
(In Thousands)                Parent       Insurance    Insurance   Service Fee     Services     Eliminations(a)  Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Revenues                 $   730,057(b)  $13,019,523  $10,335,758      $261,873  $ 2,204,090       $   (677,279)   $ 25,874,022
-------------------------------------------------------------------------------------------------------------------------------
Income before income
  taxes and cumulative
  effect of accounting
  changes                $   730,057(b)  $ 1,975,375  $ 1,090,605      $ 56,909  $   417,741       $   (804,804)   $  3,465,883
-------------------------------------------------------------------------------------------------------------------------------
Equity in net income
  of partially-owned
  companies              $    38,308     $    43,204  $     3,150      $     --  $        --       $        358    $     85,020
-------------------------------------------------------------------------------------------------------------------------------
Depreciation expense     $        --     $    88,773  $    49,786      $  2,339  $   522,141       $     71,521    $    734,560
-------------------------------------------------------------------------------------------------------------------------------
Capital expenditures     $       141     $   126,096  $    53,936      $  1,731  $ 3,359,468(c)    $     95,745    $  3,637,117(c)
-------------------------------------------------------------------------------------------------------------------------------
Identifiable assets      $20,445,762     $56,074,024  $43,280,484      $149,392  $36,833,772       $(22,647,036)   $134,136,398
-------------------------------------------------------------------------------------------------------------------------------

                                                               Industry Segments-1994
                             ----------------------------------------------------------------------------------------------------
                                                                                                     Adjustments
                                                 General         Life   Agency And    Financial              And
(In Thousands)                    Parent       Insurance    Insurance  Service Fee     Services     Eliminations(a)  Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Revenues                     $   899,698(b)  $11,774,410  $ 8,559,455   $237,940    $ 1,783,239     $   (896,033)    $ 22,358,709
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes
and cumulative effect of
accounting changes           $   899,698(b)  $ 1,635,096  $   952,484   $ 54,129    $   404,853     $   (994,281)    $  2,951,979
---------------------------------------------------------------------------------------------------------------------------------
Equity in net income (loss)
  of partially-owned
  companies                  $    25,476     $    32,687  $       829   $    (61)   $        --     $        182     $     59,113
---------------------------------------------------------------------------------------------------------------------------------
Depreciation expense         $        --     $    66,514  $    43,317   $  3,514    $   402,741     $     65,844     $    581,930
---------------------------------------------------------------------------------------------------------------------------------
Capital expenditures         $       545     $   131,721  $   106,957   $  2,822    $ 2,841,317(c)  $     87,882     $  3,171,244(c)
---------------------------------------------------------------------------------------------------------------------------------
Identifiable assets          $17,295,644     $51,372,100  $34,496,652   $184,310    $30,660,776     $(19,663,365)    $114,346,117
---------------------------------------------------------------------------------------------------------------------------------

                                                         Industry Segments-1993
                        --------------------------------------------------------------------------------------------------------
                                                                                                   Adjustments
                                             General          Life    Agency And    Financial              And
(In Thousands)               Parent        Insurance     Insurance   Service Fee     Services     Eliminations)(a)  Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Revenues                $   908,176(b)   $10,972,384   $ 7,300,336   $ 239,641    $ 1,529,079     $   (881,329)     $ 20,068,287
--------------------------------------------------------------------------------------------------------------------------------
Income before income
  taxes and
  cumulative effect
  of accounting
  changes               $   908,176(b)   $ 1,416,135   $   781,611   $  60,247    $   390,038     $   (955,126)     $  2,601,081
--------------------------------------------------------------------------------------------------------------------------------
Equity in net
  income (loss) of
  partially-owned
  companies             $    11,183      $    36,618   $     1,260   $    (202)   $        --     $        236      $     49,095
--------------------------------------------------------------------------------------------------------------------------------
Depreciation expense    $        --      $    40,535   $    39,258   $   3,787    $   326,028     $     62,639      $    472,247
--------------------------------------------------------------------------------------------------------------------------------
Capital expenditures    $        --      $   103,686   $   119,157   $   4,801    $ 2,575,652(c)  $    109,737      $  2,913,033(c)
--------------------------------------------------------------------------------------------------------------------------------
Identifiable assets     $16,210,208      $46,981,720   $28,381,164   $ 179,297    $25,514,258     $(16,251,799)     $101,014,848
--------------------------------------------------------------------------------------------------------------------------------

(a) Including other operations and other income (deductions)-net, which are not deemed to be reportable segments.

(b)  Substantially dividend income from subsidiaries.

(c)  Relating primarily to ILFC.

--------------------------------------------------------------------------------
18. Segment Information (continued)

     (b) The following table is a summary of AIG's general insurance operations by major operating category for the years ended December 31, 1995, 1994 and 1993:

                                                                         Net Premiums
                                     --------------------------------------------------------------------------------
                                                       Written                                 Earned
                                     ---------------------------------------   --------------------------------------
(in thousands)                              1995          1994          1993          1995          1994         1993
---------------------------------------------------------------------------------------------------------------------
Underwriting:
Foreign                              $ 4,202,815   $ 3,733,386   $ 3,045,990   $ 4,083,200   $ 3,603,175   $2,918,168
Commercial casualty (a)                5,895,757     5,684,895     5,416,060     5,645,281     5,296,272    5,232,266
Commercial property                      452,323       306,631       237,090       403,037       290,195      176,620
Pools and associations (b)               400,951       444,526       746,390       394,088       427,272      723,077
Personal lines (c)                       692,747       492,122       401,611       628,068       464,120      362,191
Mortgage guaranty                        248,429       204,193       178,762       252,057       205,797      154,318
---------------------------------------------------------------------------------------------------------------------
Total underwriting                   $11,893,022   $10,865,753   $10,025,903   $11,405,731   $10,286,831   $9,566,640
---------------------------------------------------------------------------------------------------------------------

                                                Operating Income
                                      ------------------------------------

(in thousands)                              1995         1994         1993
--------------------------------------------------------------------------
Underwriting:
Foreign                               $  304,069   $  203,707   $  132,399
Commercial casualty (a)                  252,673      253,677      251,886
Commercial property                       (9,238)     (77,933)     (48,900)
Pools and associations (b)              (263,291)    (293,907)    (368,045)
Personal lines (c)                        (6,558)     (17,147)     (24,324)
Mortgage guaranty                         83,928       79,120       67,375
--------------------------------------------------------------------------
Total underwriting                       361,583      147,517       10,391
--------------------------------------------------------------------------
Net investment income                  1,545,717    1,435,092    1,340,480
Realized capital gains                    68,075       52,487       65,264
--------------------------------------------------------------------------
General insurance operating income    $1,975,375   $1,635,096   $1,416,135
--------------------------------------------------------------------------


(a)     Including workers' compensation and retrospectively rated risks.
(b)     Including involuntary pools.
(c)     Including mass marketing and specialty programs.

     (c) AIG's individual life insurance and group life insurance portfolio accounted for 66 percent, 62 percent and 64 percent of AIG's consolidated life insurance operating income before realized capital gains or losses for the years ended December 31, 1995, 1994 and 1993, respectively. For those years, 94 percent, 96 percent and 97 percent, respectively, of consolidated life operating income before realized capital gains or losses was derived from foreign operations.

     (d) A substantial portion of AIG's business is conducted in countries other than the United States and Canada. The following table is a summary of AIG's business by geographic segments. Allocations have been made on the basis of location of operations and assets.


                                                                                         Geographic Segments-1995
                                                                         ------------------------------------------------------
                                                                                                           Other
(In Thousands)                                                           Domestic(a)      Far East       Foreign   Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Revenues (b)                                                             $12,097,038   $ 9,859,833   $ 3,917,151   $ 25,874,022
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of accounting changes   $ 1,698,606   $ 1,375,307   $   391,970   $  3,465,883
-------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                                      $84,456,853   $27,580,921   $22,098,624   $134,136,398
-------------------------------------------------------------------------------------------------------------------------------

                                                                                         Geographic Segments-1994
                                                                         ------------------------------------------------------
                                                                                                           Other
(In Thousands)                                                           Domestic(a)      Far East       Foreign   Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Revenues (b)                                                             $10,591,559   $ 8,374,195   $ 3,392,955   $ 22,358,709
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of accounting changes   $ 1,455,733   $ 1,192,969   $   303,277   $  2,951,979
-------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                                      $71,838,459   $24,199,044   $18,308,614   $114,346,117
-------------------------------------------------------------------------------------------------------------------------------

                                                                                         Geographic Segments-1993
                                                                         ------------------------------------------------------
                                                                                                         Other
(In Thousands)                                                           Domestic (A)     Far East       Foreign   Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Revenues (b)                                                             $ 9,920,548   $ 6,910,722   $ 3,237,017   $ 20,068,287
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of accounting changes   $ 1,338,175   $   900,439   $   362,467   $  2,601,081
-------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                                      $64,482,527   $18,667,545   $17,864,776   $101,014,848
-------------------------------------------------------------------------------------------------------------------------------

(a)  Including general insurance operations in Canada.

(b) Revenues are derived from revenues of the general, life, agency and service fee and financial services operations, equity in income of minority-owned insurance operations and realized capital gains attributable to the segments.

                             American International Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure within the twenty four months ending December 31, 1995.

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K

      (a) Financial Statements and Exhibits.
        1. Financial Statements and Schedules. See accom-panying Index to Financial Statements.

        2. Exhibits.
           3--Articles of Incorporation and By-Laws.

          10--Material Contracts.

          11--Computation of Earnings Per Share for the Years Ended December 31,
              1995, 1994, 1993, 1992 and 1991.

          12--Computation of Ratios of Earnings to Fixed Charges for the Years
              Ended December 31, 1995, 1994, 1993, 1992 and 1991.

          21--Subsidiaries of Registrant.

          23--Consent of Coopers & Lybrand L.L.P.

          24--Power of Attorney.

          27--Financial Data Schedule.

          28--Information from Statutory Schedule P.

          99--Undertakings.

      (b) Reports on Form 8-K.

      There have been no reports on Form 8-K filed during the quarter ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the issuer has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York, on the 29th day of March, 1996.

                                      AMERICAN INTERNATIONAL GROUP, INC.

                                      By           s/s M.R. GREENBERG
                                          ------------------------------------
                                               (M. R. Greenberg, Chairman)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on the 29th day of March, 1996 and each of the undersigned persons, in any capacity, hereby severally constitutes M.R. Greenberg, Edward E. Matthews and Howard I. Smith and each of them, singularly, his true and lawful attorney with full power to them and each of them to sign for him, and in his name and in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto.

            Signature                               Title
            ---------                               -----

       s/s M.R. GREENBERG               Chairman and Director
   --------------------------              (Principal Executive Officer)
        (M. R. Greenberg)

     s/s EDWARD E. MATTHEWS             Vice Chairman and Director
   --------------------------              (Principal Financial Officer)
      (Edward E. Matthews)

       s/s HOWARD I. SMITH              Executive Vice President
   --------------------------              and Comptroller
        (Howard I. Smith)                  (Principal Accounting Officer)

     s/s M. BERNARD AIDINOFF            Director
   --------------------------
      (M. Bernard Aidinoff)

      s/s LLOYD M. BENTSEN              Director
   --------------------------
       (Lloyd M. Bentsen)

      s/s MARSHALL A. COHEN             Director
   --------------------------
       (Marshall A. Cohen)

   s/s BARBER B. CONABLE, JR.           Director
   --------------------------
    (Barber B. Conable, Jr.)

     s/s MARTIN S. FELDSTEIN            Director
   --------------------------
      (Martin S. Feldstein)

      s/s HOUGHTON FREEMAN              Director
   --------------------------
       (Houghton Freeman)

             Signature                   Title
             ---------                   -----


        s/s LESLIE L. GONDA              Director
   --------------------------
         (Leslie L. Gonda)

        s/s CARLA A. HILLS               Director
   --------------------------
         (Carla A. Hills)

      s/s FRANK J. HOENEMEYER            Director
   --------------------------
       (Frank J. Hoenemeyer)

        s/s JOHN I. HOWELL               Director
   --------------------------
         (John I. Howell)

        s/s DEAN P. PHYPERS              Director
   --------------------------
         (Dean P. Phypers)

        s/s JOHN J. ROBERTS              Director
   --------------------------
         (John J. Roberts)

       s/s ERNEST E. STEMPEL             Director
   --------------------------
        (Ernest E. Stempel)

       s/s THOMAS R. TIZZIO              Director
   --------------------------
        (Thomas R. Tizzio)

                                                                      Schedule I

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 1995

(in thousands)
--------------------------------------------------------------------------------------------------------------------
                                                                                                           Amount at
                                                                                                         which shown
                                                                                                              in the
                                                                                                             Balance
Type of Investment                                                              Cost*          Value           Sheet
====================================================================================================================
Fixed maturities:
  Bonds:
    United States Government and government agencies
      and authorities                                                    $ 1,388,615     $ 1,509,771     $ 1,509,172
    States, municipalities and political subdivisions                     16,493,252      17,513,809      16,778,227
    Foreign governments                                                    7,475,635       7,816,661       7,816,652
    Public utilities                                                       2,607,553       2,837,736       2,837,736
    All other corporate                                                   12,949,690      13,499,280      13,499,305
--------------------------------------------------------------------------------------------------------------------
  Total bonds                                                             40,914,745      43,177,257      42,441,092
  Preferred stocks                                                           459,505         620,217         459,505
--------------------------------------------------------------------------------------------------------------------
Total fixed maturities                                                    41,374,250      43,797,474      42,900,597
--------------------------------------------------------------------------------------------------------------------
Equity securities:
  Common stocks:
    Public utilities                                                         101,578         113,109         113,109
    Banks, trust and insurance companies                                     686,499         916,475         916,475
    Industrial, miscellaneous and all other                                3,767,257       4,265,283       4,265,283
--------------------------------------------------------------------------------------------------------------------
  Total common stocks                                                      4,555,334       5,294,867       5,294,867
  Non-redeemable preferred stocks                                             73,497          74,454          74,454
--------------------------------------------------------------------------------------------------------------------
Total equity securities                                                    4,628,831       5,369,321       5,369,321
--------------------------------------------------------------------------------------------------------------------
Mortgage loans on real estate, policy and collateral loans                 7,860,532       7,885,655       7,860,532
Financial services assets:
  Flight equipment primarily under operating leases, net of
    accumulated depreciation                                              12,442,010            --        12,442,010
  Securities available for sale, at market value                           3,930,622       3,931,100       3,931,100
  Trading securities, at market value                                           --         2,641,436       2,641,436
  Spot commodities, at market value                                             --         1,079,124       1,079,124
  Unrealized gain on interest rate and currency swaps,
    options and forward transactions                                            --         7,250,954       7,250,954
  Trade receivables                                                        3,321,985            --         3,321,985
  Securities purchased under agreements to resell, at contract value       2,022,056            --         2,022,056
Other invested assets                                                      2,808,158            --         2,808,158
Short-term investments, at cost which approximates market value            2,272,528            --         2,272,528
--------------------------------------------------------------------------------------------------------------------
Total investments                                                        $80,660,972            --       $93,899,801
====================================================================================================================

* Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

                                                                     Schedule II

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEET -- PARENT COMPANY ONLY

(in thousands)
-----------------------------------------------------------------------------------------------------------------------
December 31,                                                                                       1995            1994
=======================================================================================================================
Assets:
  Cash                                                                                      $       142     $        57
  Short-term investments                                                                         10,159           1,069
  Invested assets                                                                               342,585         314,404
  Carrying value of subsidiaries and partially-owned companies, at equity                    20,106,697      17,135,389
  Premiums and insurance balances receivable-net                                                 47,757          49,415
  Other assets                                                                                  290,546         288,154
-----------------------------------------------------------------------------------------------------------------------
        Total assets                                                                        $20,797,886     $17,788,488
=======================================================================================================================
Liabilities:
  Insurance balances payable                                                                $   136,044     $   117,560
  Due to affiliates-net                                                                         298,904         483,890
  Medium term notes payable                                                                     115,000         155,000
  Zero coupon notes                                                                              73,348          65,831
  Italian Lire bonds                                                                            159,067         159,067
  Other liabilities                                                                             188,420         385,479
-----------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                   $   970,783     $ 1,366,827
=======================================================================================================================
Capital funds:
  Common stock                                                                              $ 1,265,210     $   843,477
  Additional paid-in capital                                                                    131,828         565,410
  Unrealized appreciation of investments, net of taxes                                        1,395,064         184,556
  Cumulative translation adjustments, net of taxes                                             (456,072)       (288,074)
  Retained earnings                                                                          17,697,739      15,340,928
  Treasury stock                                                                               (206,666)       (224,636)
-----------------------------------------------------------------------------------------------------------------------
        Total capital funds                                                                  19,827,103      16,421,661
-----------------------------------------------------------------------------------------------------------------------
        Total liabilities and capital funds                                                 $20,797,886     $17,788,488
=======================================================================================================================

STATEMENT OF INCOME--PARENT COMPANY ONLY

(in thousands)
-----------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                            1995           1994            1993
=======================================================================================================================
Agency income                                                                 $    1,561     $    1,207     $     2,027
Dividend income from consolidated subsidiaries:
  Cash                                                                           728,825        898,659         907,432
Dividend income from partially-owned companies                                     1,232          1,039             744
Equity in undistributed net income of consolidated subsidiaries
  and partially-owned companies                                                1,901,252      1,499,330       1,201,155
Other income (deductions)-net                                                     43,004        (59,922)        (50,683)
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                     2,675,874      2,340,313       2,060,675
Income taxes                                                                     165,491        164,798         121,902
-----------------------------------------------------------------------------------------------------------------------
Net income                                                                    $2,510,383     $2,175,515      $1,938,773
=======================================================================================================================

                                                                     Schedule II

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(continued)
STATEMENT OF CASH FLOWS--PARENT COMPANY ONLY

(in thousands)
----------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                            1995               1994                1993
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                                       $ 2,510,383        $ 2,175,515        $ 1,938,773
----------------------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided
by operating activities:
Non-cash revenues, expenses, gains and losses included in income:
Equity in undistributed net income of consolidated subsidiaries and
partially-owned companies                                                         (1,901,252)        (1,499,330)        (1,201,155)
Change in premiums and insurance balances receivable and payable-net                  20,142               (666)            16,939
Change in cumulative translation adjustments                                          18,196           (138,528)            (7,088)
Other-net                                                                           (402,841)            84,185             13,657
----------------------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                 (2,265,755)        (1,554,339)        (1,177,647)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            244,628            621,176            761,126
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Purchase of investments                                                              (15,005)          (101,553)           (35,226)
Change in short-term investments                                                      (9,090)             1,693            111,447
Change in collateral and guaranteed loans                                             15,000               --               (2,500)
Contributions to subsidiaries and investments in partially-owned companies           (68,398)          (462,056)          (237,899)
Other-net                                                                               (135)            (2,874)            (3,796)
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                (77,628)          (564,790)          (167,974)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Change in medium term notes                                                          (40,000)          (140,000)            58,000
Proceeds from common stock issued                                                     20,519             14,721             13,280
Change in loans payable                                                               17,680            383,135           (377,581)
Cash dividends to shareholders                                                      (153,572)          (136,116)          (123,859)
Acquisition of treasury stock                                                        (17,646)          (178,676)           (13,148)
Redemption of preferred stock                                                           --                 --             (150,000)
Other-net                                                                              6,104               --                 --
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                               (166,915)           (56,936)          (593,308)
----------------------------------------------------------------------------------------------------------------------------------
Change in cash                                                                            85               (550)              (156)
Cash at beginning of year                                                                 57                607                763
----------------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                              $       142        $        57        $       607
----------------------------------------------------------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS--PARENT COMPANY ONLY

(1) Agency operations conducted in New York through the North American Division of AIU are included in the financial statements of the parent company.

(2) Certain accounts have been reclassified in the 1994 and 1993 financial statements to conform to their 1995 presentation.

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

(5) See also Notes to Consolidated Financial Statements.

                                                                    Schedule III

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
As of December 31, 1995, 1994 and 1993 and for the years then ended

(in thousands)
-----------------------------------------------------------------------------------------------------
                                       Reserves for
                                         Losses and
                         Deferred              Loss         Reserve           Policy
                           Policy         Expenses,             for              and
                      Acquisition     Future Policy        Unearned         Contract          Premium
Segment                     Costs          Benefits        Premiums           Claims(a)       Revenue
-----------------------------------------------------------------------------------------------------
1995
General insurance      $ 1,289,788      $33,046,717      $6,938,064      $      --        $11,405,731
Life insurance           4,477,785       20,864,635            --            708,878        8,038,150
-----------------------------------------------------------------------------------------------------
                       $ 5,767,573      $53,911,352      $6,938,064      $   708,878      $19,443,881
-----------------------------------------------------------------------------------------------------
1994
General insurance      $ 1,179,494      $31,435,355      $6,318,754      $      --        $10,286,831
Life insurance           3,952,751       17,432,222            --            548,243        6,724,321
-----------------------------------------------------------------------------------------------------
                       $ 5,132,245      $48,867,577      $6,318,754      $   548,243      $17,011,152
-----------------------------------------------------------------------------------------------------
1993
General insurance      $ 1,009,545      $30,046,172      $5,515,670      $      --        $ 9,566,640
Life insurance           3,239,864       14,638,382            --            406,516        5,746,046
-----------------------------------------------------------------------------------------------------
                       $ 4,249,409      $44,684,554      $5,515,670      $   406,516      $15,312,686
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------

                                         Losses and   Amortization
                                               Loss    of Deferred
                               Net         Expenses         Policy             Other              Net
                        Investment        Incurred,    Acquisition         Operating         Premiums
Segment                     Income         Benefits          Costs(b)       Expenses          Written
-----------------------------------------------------------------------------------------------------
1995
General insurance      $ 1,545,717      $ 8,659,835      $1,108,040      $ 1,276,273      $11,893,022
Life insurance           2,264,905        7,088,034         620,487        1,536,632             --
-----------------------------------------------------------------------------------------------------
                       $ 3,810,622      $15,747,869      $1,728,527      $ 2,812,905      $11,893,022
-----------------------------------------------------------------------------------------------------
1994
General insurance      $ 1,435,092      $ 8,005,601      $  955,311      $ 1,178,402      $10,865,753
Life insurance           1,748,428        5,782,561         537,364        1,287,046             --
-----------------------------------------------------------------------------------------------------
                       $ 3,183,520      $13,788,162      $1,492,675      $ 2,465,448      $10,865,753
-----------------------------------------------------------------------------------------------------
1993
General insurance      $ 1,340,480      $ 7,576,016      $  839,167      $ 1,141,066      $10,025,903
Life insurance           1,499,714        4,891,357         469,310        1,158,058             --
-----------------------------------------------------------------------------------------------------
                       $ 2,840,194      $12,467,373      $1,308,477      $ 2,299,124      $10,025,903
-----------------------------------------------------------------------------------------------------

(a) Reflected in insurance balances payable on the accompanying balance sheet.

(b) Amounts shown for general insurance segment exclude amounts deferred and amortized in the same period.

                                                                     Schedule IV

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
REINSURANCE
As of December  31, 1995, 1994 and 1993 and for the years then ended

(dollars in thousands)
-----------------------------------------------------------------------------------------------------
                                                                                           Percent of
                                                   Ceded        Assumed                        Amount
                                                to Other     from Other              Net      Assumed
                            Gross Amount       Companies      Companies           Amount       to Net
-----------------------------------------------------------------------------------------------------
1995
Life insurance in-force     $376,097,107     $34,779,331     $  239,787     $341,557,563          0.1%
-----------------------------------------------------------------------------------------------------
Premiums:
General insurance           $ 16,357,919     $ 6,002,098     $1,537,201     $ 11,893,022         12.9%
Life insurance                 8,234,425         207,272         10,997        8,038,150          0.1
-----------------------------------------------------------------------------------------------------
Total premiums              $ 24,592,344     $ 6,209,370     $1,548,198     $ 19,931,172          7.8%
-----------------------------------------------------------------------------------------------------
1994
Life insurance in-force     $333,378,811     $30,184,126     $  235,278     $303,429,963          0.1%
-----------------------------------------------------------------------------------------------------
Premiums:
General insurance           $ 15,368,001     $ 5,526,656     $1,024,408     $ 10,865,753          9.4%
Life insurance                 6,877,256         161,928          8,993        6,724,321          0.1
-----------------------------------------------------------------------------------------------------
Total premiums              $ 22,245,257     $ 5,688,584     $1,033,401     $ 17,590,074          5.9%
-----------------------------------------------------------------------------------------------------
1993
Life insurance in-force     $257,162,102     $13,006,029     $1,287,379     $245,443,452          0.5%
-----------------------------------------------------------------------------------------------------
Premiums:
General insurance           $ 13,633,638     $ 4,875,352     $1,267,617     $ 10,025,903         12.6%
Life insurance                 5,914,007         178,511         10,550        5,746,046          0.2
-----------------------------------------------------------------------------------------------------
Total premiums              $ 19,547,645     $ 5,053,863     $1,278,167     $ 15,771,949          8.1%
-----------------------------------------------------------------------------------------------------

                                                                     Schedule VI

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION
CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
As of December 31, 1995, 1994, 1993 and for the years then ended

(in thousands)
---------------------------------------------------------------------------------------------------------------

                                           Discount                Losses and Loss
                                            If Any,                Expenses Incurred
                                      Deducted from                    Related to                          Paid
                                       Reserves for           --------------------------                 Losses
                                         Losses and           Current              Prior               and Loss
Affiliation With Registrant           Loss Expenses             Year               Years               Expenses
---------------------------------------------------------------------------------------------------------------
1995
  AIG and consolidated subsidiaries         $21,000          $8,935,400          $(275,600)          $7,385,900
1994
  AIG and consolidated subsidiaries         $21,000          $8,158,400          $(152,800)          $7,143,700
1993
  AIG and consolidated subsidiaries         $21,000          $7,530,700          $  45,300           $6,775,800
---------------------------------------------------------------------------------------------------------------

Note: The ending reserves of 50% or less owned equity investees (minority-owned companies) are less than 5% of the total reserves.

                                  EXHIBIT INDEX

Exhibit
Number                           Description                                                        Location
-------                          -----------                                                        --------
  2       Plan of acquisition, reorganization, arrangement, liquidation or succession.....................................................  None.

  3(i)    Restated Certificate of Incorporation of AIG, at November
          30, 1994..........................................................  Incorporated by reference from Exhibit 3(i) to AIG's
                                                                                 Annual Report on Form 10-K for the year ended
                                                                                 December 31, 1994 (File No. 1-8787).

  3(ii)   By-laws of AIG....................................................  Incorporated by reference from Exhibit 3(ii) to AIG's
                                                                                 Annual Report on Form 10-K for the year ended
                                                                                 December 31, 1994 (File No. 1-8787).

  4 Instruments defining the rights of security holders, including indentures

               (a) Fiscal Agency Agreement dated as of October 1,
                   1984 between AIG and Citibank, N.A.......................  Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any
                                                                                 instrument defining the rights of holders of the
                                                                                 Registrant's long-term debt upon request of the
                                                                                 Commission.

               (b) Indenture dated as of July 15, 1989 between AIG
                   and The Bank of New York.................................  Not required to be filed. The Registrant hereby agrees to file with the Commission a copy of any
                                                                                 instrument defining the rights of holders of the
                                                                                 Registrant's long-term debt upon request of the
                                                                                 Commission.

Exhibit
Number                           Description                                        Location
-------                          -----------                                        --------

  9       Voting Trust Agreement............................................  None.
 10       Material contracts
               (a)  AIG 1969 Employee Stock Option Plan and
                    Agreement Form..........................................  Filed as exhibit to AIG's Registration Statement
                                                                                 (File No. 2-44043) and incorporated herein by
                                                                                 reference.

               (b)  AIG 1972 Employee Stock Option Plan.....................  Filed as exhibit to AIG's Registration Statement
                                                                                 (File No. 2-44702) and incorporated herein by
                                                                                 reference.

               (c)  AIG 1972 Employee Stock Purchase Plan...................  Filed as exhibit to AIG's Registration Statement
                                                                                 (File No. 2-44043) and incorporated herein by
                                                                                 reference.

               (d)  AIG 1984 Employee Stock Purchase Plan...................  Filed as exhibit to AIG's Registration Statement
                                                                                 (File No. 2-91945) and incorporated herein by
                                                                                 reference.

               (e)  AIG 1977 Stock Option and Stock Appreciation
                    Rights Plan.............................................  Filed as exhibit to AIG's Registration Statement
                                                                                 (File No. 2-59317) and incorporated herein by
                                                                                 reference.

               (f)  AIG 1982 Employee Stock Option Plan.....................  Filed as exhibit to AIG's Registration Statement
                                                                                 (File No. 2-78291) and incorporated herein by
                                                                                 reference.

               (g)  AIG 1987 Employee Stock Option Plan.....................  Filed as exhibit to AIG's Definitive Proxy Statement dated as of April 6, 1987 (File No. 0-4652) and
                                                                                 incorporated herein by reference.

               (h)  AIG 1991 Employee Stock Option Plan.....................  Filed as exhibit to AIG's Definitive Proxy Statement dated as of March 30, 1992 (File No. 0-4652) and
                                                                                 incorporated herein by reference.

               (i)  AIRCO 1972 Employee Stock Option Plan...................  Incorporated by reference to AIG's Joint Proxy
                                                                                 Statement and Prospectus (File No. 2-61994).

               (j)  AIRCO 1977 Stock Option and Stock
                    Appreciation Rights Plan................................  Incorporated by reference to AIG's Joint Proxy
                                                                                 Statement and Prospectus (File No.2-61994).
 11       Statement re computation of per share earnings....................  Filed herewith.
 12       Statements re computation of ratios...............................  Filed herewith.
 13       Annual report to security holders.................................  Not required to be filed.
 18       Letter re change in accounting principles.........................  None.
 21       Subsidiaries of the Registrant....................................  Filed herewith.
 22       Published report regarding matters submitted to vote of
          security holders..................................................  None.

Exhibit
Number                           Description                                        Location
-------                          ----------                                         --------
 23       Consent of Coopers & Lybrand L.L.P....................................    Filed herewith.
 24       Power of attorney.....................................................    Included on the signature page hereof.
 27       Financial Data Schedule...............................................    Provided herewith.
 28P      Information from reports furnished to state insurance
          regulatory authorities................................................    To be filed under hardship exemption.
 99       Undertakings by the Registrant required by Item 17 of
          Form S-3 and Item 21 of Form S-8, deemed to be incorporated by reference into AIG's Registration Statements on Forms S-3 and S-8 (No.
          2-38768, No.2-44043, No. 2-45346, No. 2-51498, No. 2-59317, No.
          2-61858, No. 2-62760, No. 2-64336, No. 2-67600, No. 2-72058, No.
          2-75874, No. 2-75875, No. 2-78291, No. 2-87005, No. 2-82989, No.
          2-90756, No. 2-91945, No. 2-95589, No. 2- 97439, No. 33-8495, No.
          33-13874, No. 33-18073, No. 33-25291, No. 33-41643, No. 33-48996, No.
          33-57250, No. 33-60327, No. 33-60827 and No. 33-62821)................    Filed herewith.