Form 10-K/A
period 1995-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 1996-04-01
CIK 5272

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                    FORM 10-K/A

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

PART I
- --------------------------------------------------------------------------------
ITEM 1. BUSINESS

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

(dollars in thousands)
- ---------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                            1995            1994            1993            1992               1991
===========================================================================================================================
General insurance operations:
  Gross premiums written                    $ 17,895,120    $ 16,392,409    $ 14,901,255    $ 13,615,715       $ 13,336,248
  Net premiums written                        11,893,022      10,865,753      10,025,903       9,138,528          9,146,394
  Net premiums earned                         11,405,731      10,286,831       9,566,640       9,209,390          9,104,632
  Adjusted underwriting profit (loss) (a)        361,583         147,517          10,391        (195,084)            (4,809)
  Net investment income                        1,545,717       1,435,092       1,340,480       1,252,086          1,163,461
  Realized capital gains                          68,075          52,487          65,264          67,134             89,275
  Operating income                             1,975,375       1,635,096       1,416,135       1,124,136          1,247,927
  Identifiable assets (b)                     56,074,024      51,372,100      46,981,720      42,416,509(b)      29,278,641
- ---------------------------------------------------------------------------------------------------------------------------
  Loss ratio                                        75.9            77.8            79.2            81.5               78.9
  Expense ratio                                     21.1            20.9            20.9            20.9               21.5
- ---------------------------------------------------------------------------------------------------------------------------
  Combined ratio                                    97.0            98.7           100.1           102.4              100.4
===========================================================================================================================
Life insurance operations:
  Premium income                               8,038,150       6,724,321       5,746,046       4,853,087          4,059,354
  Net investment income                        2,264,905       1,748,428       1,499,714       1,313,838          1,139,793
  Realized capital gains                          32,703          86,706          54,576          43,257             23,219
  Operating income                             1,090,605         952,484         781,611         667,453            561,839
  Identifiable assets (b)                     43,280,484      34,496,652      28,381,164      23,472,687(b)      19,986,909
  Insurance in-force at end of year          376,097,107     333,378,811     257,162,102     210,605,862        193,226,288
Agency and service fee operations:
  Commissions, management and other fees         260,018         236,778         237,738         225,686            211,210
  Net investment income                            1,855           1,162           1,903           2,611              4,754
  Operating income                                56,909          54,129          60,247          52,570             46,202
  Identifiable assets                            149,392         184,310         179,297         157,280            188,638
Financial services operations:
  Commissions, transaction and other fees      2,204,090       1,783,239       1,529,079       1,404,902          1,073,553
  Operating income                               417,741         404,853         390,038         346,442            222,156
  Identifiable assets                         36,833,772      30,660,776      25,514,258      27,138,230         20,485,838
Equity in income of minority-owned
  insurance operations                            81,722          56,005          39,589          27,929             28,806
Other realized capital losses                    (28,944)        (52,340)        (12,742)        (11,293)           (14,144)
Revenues (c)                                  25,874,022      22,358,709      20,068,287      18,388,627         16,883,913
Total assets                                 134,136,398     114,346,117     101,014,848      92,722,182         69,389,468
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

(dollars in thousands)
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Percent of Total
                                                                                                         ---------------------------
                                                                   United States                Other    United States        Other
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

     The following table summarizes general insurance premiums written and earned:

(in thousands)
- --------------------------------------------------------------------------------
Years Ended December 31,                     Written                     Earned
================================================================================
1995
================================================================================
Gross premiums                           $17,895,120                $17,243,829
Ceded premiums                            (6,002,098)                (5,838,098)
- --------------------------------------------------------------------------------
Net premiums                             $11,893,022                $11,405,731
================================================================================
1994
- --------------------------------------------------------------------------------
Gross premiums                           $16,392,409                $15,665,787
Ceded premiums                            (5,526,656)                (5,378,956)
- --------------------------------------------------------------------------------
Net premiums                             $10,865,753                $10,286,831
================================================================================
1993
- --------------------------------------------------------------------------------
Gross premiums                           $14,901,255                $14,405,992
Ceded premiums                            (4,875,352)                (4,839,352)
- --------------------------------------------------------------------------------
Net premiums                             $10,025,903                $ 9,566,640
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

(dollars in thousands)
- -------------------------------------------------------------------------------------------------------------
                                                                   Ratio of            Ratio of
                                                                 Losses and        Underwriting
                                                              Loss Expenses            Expenses
                                     Net Premiums               Incurred to         Incurred to
                            -------------------------------    Net Premiums        Net Premiums      Combined
                                Written              Earned          Earned             Written         Ratio
=============================================================================================================
Foreign                     $ 4,202,815         $ 4,083,200            59.5                32.5          92.0
Commercial casualty (a)       5,895,757           5,645,281            82.7                13.8          96.5
Commercial property             452,323             403,037            81.4                19.0         100.4
Pools and associations (b)      400,951             394,088           152.1                15.1         167.2
Personal lines (c)              692,747             628,068            83.5                17.7         101.2
Mortgage guaranty               248,429             252,057            43.7                25.3          69.0
- -------------------------------------------------------------------------------------------------------------
Total                       $11,893,022         $11,405,731            75.9                21.1          97.0
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

(dollars in thousands)
- -----------------------------------------------------------------------------------------------------------------------------
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

ANALYSIS OF CONSOLIDATED NET LOSSES AND
LOSS EXPENSE RESERVE DEVELOPMENT

(in millions)
- -----------------------------------------------------------------------------------------
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
=========================================================================================

(in millions)
- ------------------------------------------------------------------------------------------------------
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

RECONCILIATION OF NET RESERVE FOR LOSSES AND
LOSS EXPENSES

(in millions)
- --------------------------------------------------------------------------------
                                                1995          1994          1993
================================================================================
Net reserve for losses and loss
  expenses at beginning of year            $18,418.9     $17,557.0     $16,756.8
- --------------------------------------------------------------------------------
Losses and loss expenses incurred:
  Current year                               8,935.4       8,158.4       7,530.7
  Prior years*                                (275.6)       (152.8)         45.3
================================================================================
                                             8,659.8       8,005.6       7,576.0
- --------------------------------------------------------------------------------
Losses and loss expenses paid:
  Current year                               2,610.9       1,997.4       1,893.1
  Prior years                                4,775.0       5,146.3       4,882.7
================================================================================
                                             7,385.9       7,143.7       6,775.8
- --------------------------------------------------------------------------------
Net reserve for losses and loss
  expenses at end of year                  $19,692.8     $18,418.9     $17,557.0
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

ANALYSIS OF CONSOLIDATED GROSS LOSSES AND
LOSS EXPENSE RESERVE DEVELOPMENT

(in millions)
- --------------------------------------------------------------------------------
                                           1992       1993       1994       1995
================================================================================
Gross losses and loss
     expenses, December 31,           $28,156.8  $30,046.2  $31,435.4  $33,046.7
Paid (cumulative) as of:
     One Year Later                     7,280.9    8,807.1    7,640.0
     Two Years Later                   13,006.0   13,278.7
     Three Years Later                 16,432.3
Gross Liability Reestimated
     as of:
     End of Year                       28,156.8   30,046.2   31,435.4   33,046.7
     One Year Later                    28,253.4   29,865.9   30,758.9
     Two Years Later                   27,824.8   29,536.5
     Three Years Later                 27,726.8
Redundancy                                430.0      509.7      676.5
- --------------------------------------------------------------------------------


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

(dollars in thousands)
- ----------------------------------------------------------------------------------------------------
                                                                                        Average
                                              Net                        Direct     Termination Rate
                              Premium  Investment    Operating        Insurance     ----------------
                               Income      Income       Income(a)      In-Force     Lapse      Other
====================================================================================================
Individual:
     Life                  $5,990,812  $1,516,975   $  671,003     $297,763,160(b)    6.7%       2.4%
     Annuity                   95,112     407,148       38,134                 (c)
     Accident and health    1,144,076      85,713      291,541                 (c)
Group:
     Life                     367,614      24,208       30,029       78,333,947       8.8%       4.0%
     Pension                   51,503     216,233       18,408                 (c)
     Accident and health      389,033      23,103       19,923                 (c)
Realized capital gains             --          --       32,703                 (c)
Consolidation adjustments          --      (8,475)     (11,136)                (c)
- ----------------------------------------------------------------------------------------------------
Total                      $8,038,150  $2,264,905   $1,090,605     $376,097,107
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

     The following table is a summary of the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at December 31, 1995:

(dollars in thousands)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Percent Distribution
                                                                                                    Percent    --------------------
                                                                General         Life        Total  of Total    Domestic     Foreign
===================================================================================================================================
Fixed maturities:
     Available for sale, at market value(a)                 $ 9,068,133  $22,168,672  $31,236,805      50.9%       37.5%       62.5%
     Held to maturity, at amortized cost(b)                  11,545,530           --   11,545,530      18.8       100.0          --
Equity securities, at market value(c)                         3,011,249    2,131,897    5,143,146       8.4        35.8        64.2
Mortgage loans on real estate, policy and collateral loans       54,852    6,887,329    6,942,181      11.3        52.8        47.2
Short-term investments, including
     time deposits, and cash                                    636,709    1,231,817    1,868,526       3.0        25.6        74.4
Real estate                                                     345,336      660,954    1,006,290       1.6        17.3        82.7
Investment income due and accrued                               466,744      732,380    1,199,124       2.0        55.3        44.7
Other invested assets                                         1,421,878    1,055,991    2,477,869       4.0        50.6        49.4
- -----------------------------------------------------------------------------------------------------------------------------------
Total                                                       $26,550,431  $34,869,040  $61,419,471     100.0%       51.0%       49.0%
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

(dollars in thousands)
- -------------------------------------------------------------------------------------------------------------------
                           Annual Average Cash and Invested Assets
                          -----------------------------------------
                                 Cash                                                  Rate of Return
                           (including                                       Net     ---------------------  Realized
                           short-term      Invested                  Investment               Invested      Capital
Years Ended December 31,  investments)       Assets(a)        Total      Income(b)  Total(c)    Assets(d)     Gains
- -------------------------------------------------------------------------------------------------------------------
1995                       $  795,805   $24,415,940     $25,211,745  $1,545,717       6.1%         6.3%     $68,075
1994                        1,387,704    21,836,228      23,223,932   1,435,092       6.2          6.6       52,487
1993                        1,779,647    19,766,959      21,546,606   1,340,480       6.2          6.8       65,264
1992                        1,766,031    18,285,417      20,051,448   1,252,086       6.2          6.8       67,134
1991                        1,828,346    16,960,076      18,788,422   1,163,461       6.2          6.9       89,275
- -------------------------------------------------------------------------------------------------------------------

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

(dollars in thousands)
- ------------------------------------------------------------------------------------------------------------------------------------
                                   Annual Average Cash and Invested Assets
                               -----------------------------------------------
                                      Cash                                                            Rate of Return
                                (including                                                  Net     ------------------     Realized
                                short-term          Invested                         Investment               Invested      Capital
Years Ended December 31,       investments)           Assets(a)          Total           Income(b)  Total(c)    Assets(d)     Gains
- ------------------------------------------------------------------------------------------------------------------------------------
1995                            $1,222,375       $29,557,181       $30,779,556       $2,264,905       7.4%         7.7%     $32,703
1994                             2,045,747        22,317,914        24,363,661        1,748,428       7.2          7.8       86,706
1993                             2,697,282        17,286,171        19,983,453        1,499,714       7.5          8.7       54,576
1992                             2,304,043        14,190,868        16,494,911        1,313,838       8.0          9.3       43,257
1991                             1,940,738        11,785,325        13,726,063        1,139,793       8.3          9.7       23,219
- ------------------------------------------------------------------------------------------------------------------------------------

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

(in thousands)
- --------------------------------------------------------------------------------
Financial services invested assets:
     Flight equipment primarily under operating leases,
          net of accumulated depreciation                            $12,442,010
     Securities available for sale, at market value                    3,931,100
     Trading securities, at market value                               2,641,436
     Spot commodities, at market value                                 1,079,124
     Unrealized gain on interest rate and currency
          swaps, options and forward transactions                      7,250,954
     Securities purchased under agreements to resell,
          at contract value                                            2,022,056
     Trade receivables                                                 3,321,985
     Other, including short-term investments                           1,780,296
- --------------------------------------------------------------------------------
Total financial services invested assets                             $34,468,961
- --------------------------------------------------------------------------------
Financial services liabilities:
     Borrowings under obligations of guaranteed
          investment agreements                                      $ 5,423,555
     Securities sold under agreements to repurchase,
          at contract value                                            1,379,872
     Trade payables                                                    2,810,947
     Securities sold but not yet purchased, principally
          obligations of the U.S. Government and                       1,204,386
          Government agencies, at market value
     Spot commodities sold but not yet purchased,
          at market value                                                783,302
     Unrealized loss on interest rate and currency
          swaps, options and forward transactions                      6,405,045
     Deposits due to banks and other depositors                          957,441
     Commercial paper                                                  1,834,882
     Notes, bonds and loans payable                                    8,932,743
- --------------------------------------------------------------------------------
Total financial services liabilities                                 $29,732,173
- --------------------------------------------------------------------------------

     The following table is a summary of the revenues and operating income of AIG's financial services operations for the year ended December 31, 1995. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of Notes to Financial Statements.)

                                                                      Operating
(in thousands)                                       Revenues            Income
- --------------------------------------------------------------------------------
     ILFC                                          $1,378,353         $ 263,790
     AIGFP*                                           289,020           140,245
     AIGTG*                                           317,207            68,765
     Other                                            219,510           (55,059)
- -------------------------------------------------------------------------------
Total financial service revenues                   $2,204,090         $ 417,741
- --------------------------------------------------------------------------------

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

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Served as
                                                                                                                         Director or
                                                                                                                             Officer
Name                         Title                                                                             Age             Since
- ------------------------------------------------------------------------------------------------------------------------------------
M. Bernard Aidinoff*         Director                                                                          67               1984
Lloyd M. Bentsen             Director                                                                          75               1995
Marshall A. Cohen            Director                                                                          60               1992
Barber B. Conable, Jr        Director                                                                          73               1991
Martin S. Feldstein          Director                                                                          56               1987
Houghton Freeman             Director                                                                          74               1967
Leslie L. Gonda              Director                                                                          76               1990
M. R. Greenberg*             Director, Chairman, and Chief Executive Officer                                   70               1967
Carla A. Hills               Director                                                                          62               1993
Frank J. Hoenemeyer          Director                                                                          76               1985
John I. Howell*              Director                                                                          79               1969
Edward E. Matthews           Director and Vice Chairman-Finance                                                64               1973
Dean P. Phypers              Director                                                                          67               1979
John J. Roberts*             Director and Vice Chairman-External Affairs                                       73               1967
Ernest E. Stempel*           Director and Vice Chairman-Life Insurance                                         79               1967
Thomas R. Tizzio*            Director and President                                                            58               1982
Edwin E. Manton              Senior Adviser                                                                    87               1967
Evan G. Greenberg            Executive Vice President-Foreign General Insurance                                41               1995
Robert M. Sandler            Executive Vice President, Senior Casualty Actuary and Senior Claims Officer       53               1980
Howard I. Smith              Executive Vice President and Comptroller                                          51               1984
Edmund S. W. Tse             Executive Vice President-Life Insurance                                           58               1991
Lawrence W. English          Senior Vice President-Administration                                              54               1985
Axel I. Freudmann            Senior Vice President-Human Resources                                             49               1986
Win J. Neuger                Senior Vice President and Chief Investment Officer                                46               1995
Petros K. Sabatacakis        Senior Vice President-Financial Services                                          49               1992
William D. Smith             Senior Vice President-Domestic General Insurance                                  51               1995
Florence A. Davis            Vice President-General Counsel                                                    41               1995
Robert E. Lewis              Vice President and Chief Credit Officer                                           45               1993
Frank Petralito II           Vice President and Director of Taxes                                              59               1978
Kathleen E. Shannon          Vice President and Secretary                                                      46               1986
John T. Wooster, Jr          Vice President-Communications                                                     56               1989
William N. Dooley            Treasurer                                                                         42               1992
- ------------------------------------------------------------------------------------------------------------------------------------

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

PART II
- --------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------
                                                1995                 1994
                                          ----------------      ----------------
                                            High       Low        High       Low
- --------------------------------------------------------------------------------
First Quarter                             71 7/8    64 5/8      61 3/4    55
Second Quarter                            79 1/4    68 7/8      64 3/8    56
Third Quarter                             86 1/2    71 5/8      63 7/8    58 3/4
Fourth Quarter                            94 7/8    82 5/8      66 1/2    58 3/8
- --------------------------------------------------------------------------------

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

(in thousands, except per share amounts)
- ----------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                           1995           1994           1993          1992           1991
- ----------------------------------------------------------------------------------------------------------------------------------
Revenues (a)                                               $ 25,874,022   $ 22,358,709   $ 20,068,287   $18,388,627    $16,883,913
General insurance:
     Net premiums written                                    11,893,022     10,865,753     10,025,903     9,138,528      9,146,394
     Net premiums earned                                     11,405,731     10,286,831      9,566,640     9,209,390      9,104,632
     Adjusted underwriting profit (loss)                        361,583        147,517         10,391      (195,084)        (4,809)
     Net investment income                                    1,545,717      1,435,092      1,340,480     1,252,086      1,163,461
     Realized capital gains                                      68,075         52,487         65,264        67,134         89,275
     Operating income                                         1,975,375      1,635,096      1,416,135     1,124,136      1,247,927
Life insurance:
     Premium income                                           8,038,150      6,724,321      5,746,046     4,853,087      4,059,354
     Net investment income                                    2,264,905      1,748,428      1,499,714     1,313,838      1,139,793
     Realized capital gains                                      32,703         86,706         54,576        43,257         23,219
     Operating income                                         1,090,605        952,484        781,611       667,453        561,839
Agency and service fee operating income                          56,909         54,129         60,247        52,570         46,202
Financial services operating income                             417,741        404,853        390,038       346,442        222,156
Equity in income of minority-owned insurance
     operations                                                  81,722         56,005         39,589        27,929         28,806
Other realized capital losses                                   (28,944)       (52,340)       (12,742)      (11,293)       (14,144)
Income before income taxes and cumulative
     effect of accounting changes                             3,465,883      2,951,979      2,601,081     2,137,048      2,022,575
Income taxes                                                    955,500        776,464        683,003       512,033        469,566
Income before cumulative effect of accounting changes         2,510,383      2,175,515      1,918,078     1,625,015      1,553,009
Cumulative effect of accounting changes, net of tax:
     AIG                                                             --             --             --        31,941             --
     Minority-owned insurance operations                             --             --         20,695            --             --
Net income                                                    2,510,383      2,175,515      1,938,773     1,656,956      1,553,009
Earnings per common share:
     Income before cumulative effect of
          accounting changes                                       5.30           4.58           4.03          3.40           3.24
     Cumulative effect of accounting changes, net of tax:
          AIG                                                        --             --             --           .07             --
          Minority-owned insurance operations                        --             --            .04            --             --
     Net income                                                    5.30           4.58           4.07          3.47           3.24
Cash dividends per common share                                     .32            .29            .26           .23            .21
Total assets (b)                                            134,136,398    114,346,117    101,014,848    92,722,182     69,389,468
Long-term debt (c)                                           13,938,095     12,613,907     10,955,963     9,517,595      7,591,385
Capital funds (shareholders' equity)                         19,827,103     16,421,661     15,224,195    12,782,152     11,463,454
- ----------------------------------------------------------------------------------------------------------------------------------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONAL REVIEW

GENERAL INSURANCE OPERATIONS

General insurance operations for the twelve month periods ending December 31, 1995, 1994 and 1993 were as follows:

(in thousands)
- -------------------------------------------------------------------------------
                                            1995           1994            1993
- -------------------------------------------------------------------------------
Net premiums written:
     Domestic                        $ 7,690,207    $ 7,132,367     $ 6,979,913
     Foreign                           4,202,815      3,733,386       3,045,990
- -------------------------------------------------------------------------------
Total                                $11,893,022    $10,865,753     $10,025,903
- -------------------------------------------------------------------------------
Net premiums earned:
     Domestic                        $ 7,322,531    $ 6,683,656     $ 6,648,472
     Foreign                           4,083,200      3,603,175       2,918,168
- -------------------------------------------------------------------------------
Total                                $11,405,731    $10,286,831     $ 9,566,640
- -------------------------------------------------------------------------------
Adjusted underwriting
     profit (loss):
     Domestic                        $    57,514    $   (56,190)    $  (122,008)
     Foreign                             304,069        203,707         132,399
- -------------------------------------------------------------------------------
Total                                $   361,583    $   147,517     $    10,391
- -------------------------------------------------------------------------------
Net investment income:
     Domestic                        $ 1,240,174    $ 1,147,595     $ 1,085,953
     Foreign                             305,543        287,497         254,527
- -------------------------------------------------------------------------------
Total                                $ 1,545,717    $ 1,435,092     $ 1,340,480
- -------------------------------------------------------------------------------
Operating income before
     realized capital gains:
     Domestic                        $ 1,297,688    $ 1,091,405     $   963,945
     Foreign                             609,612        491,204         386,926
- -------------------------------------------------------------------------------
Total                                  1,907,300      1,582,609       1,350,871
Realized capital gains                    68,075         52,487          65,264
- -------------------------------------------------------------------------------
Operating income                     $ 1,975,375    $ 1,635,096     $ 1,416,135
- -------------------------------------------------------------------------------


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

     The statutory general insurance ratios were as follows:

- --------------------------------------------------------------------------------
                                            1995            1994            1993
- --------------------------------------------------------------------------------
Domestic:
     Loss Ratio                            85.11           86.83           87.19
     Expense Ratio                         14.88           14.59           15.05
- --------------------------------------------------------------------------------
Combined Ratio                             99.99          101.42          102.24
- --------------------------------------------------------------------------------
Foreign:
     Loss Ratio                            59.46           61.12           60.97
     Expense Ratio                         32.51           33.04           34.26
- --------------------------------------------------------------------------------
Combined Ratio                             91.97           94.16           95.23
- --------------------------------------------------------------------------------
Consolidated:
     Loss Ratio                            75.93           77.82           79.19
     Expense Ratio                         21.11           20.93           20.88
- --------------------------------------------------------------------------------
Combined Ratio                             97.04           98.75          100.07
- --------------------------------------------------------------------------------

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

     AIG's results reflect the net impact with respect to incurred losses of catastrophes approximating $100 million in 1995, $55 million in 1994 and $70 million in 1993. AIG's gross incurred losses from catastrophes approximated $190 million in 1995, $174 million in 1994 and $134 million in 1993. The Kobe Japan earthquake which struck in early 1995 resulted in gross and net incurred losses to AIG of approximately $73 million and $30 million, respectively. A substantial portion of the remaining balances resulted from storms which struck portions of the United States and the Caribbean. The Northridge earthquake which struck the Los Angeles area of California in January, 1994, resulted in gross and net incurred losses of approximately $174 million and $55 million, respectively. If these catastrophes were excluded from the losses incurred in each period, the pro forma consolidated statutory general insurance ratios would be as follows:

- --------------------------------------------------------------------------------
                                            1995            1994            1993
- --------------------------------------------------------------------------------
Loss Ratio                                 75.05           77.29           78.46
Expense Ratio                              21.11           20.93           20.88
- --------------------------------------------------------------------------------
Combined Ratio                             96.16           98.22           99.34
- --------------------------------------------------------------------------------

                             American International Group, Inc. and Subsidiaries
- --------------------------------------------------------------------------------


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
- --------------------------------------------------------------------------------


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

                             American International Group, Inc. and Subsidiaries
- --------------------------------------------------------------------------------


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

     A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at December 31, 1995, 1994 and 1993 was as follows:

(in millions)
- ---------------------------------------------------------------------------------------------------------------------
                                                                 1995                1994                1993
                                                           -----------------   -----------------   ------------------
                                                              Gross      Net      Gross      Net      Gross       Net
- ---------------------------------------------------------------------------------------------------------------------
Asbestos:
Reserve for losses and loss expenses at beginning of year  $  686.0   $130.2   $  656.0   $116.7   $  558.4   $  86.9
Losses and loss expenses incurred                             197.7     20.5      149.2     45.8      242.9      65.1
Losses and loss expenses paid                                (138.9)   (22.8)    (119.2)   (32.3)    (145.3)    (35.3)
- ---------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year        $  744.8   $127.9   $  686.0   $130.2   $  656.0   $ 116.7
- ---------------------------------------------------------------------------------------------------------------------
Environmental:
Reserve for losses and loss expenses at beginning of year  $  728.1   $200.1   $  684.8   $191.5   $  566.4   $ 166.6
Losses and loss expenses incurred                             684.9    231.7      187.5     61.8      278.6     106.5
Losses and loss expenses paid                                (215.1)   (52.5)    (144.2)   (53.2)    (160.2)    (81.6)
- ---------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year        $1,197.9   $379.3   $  728.1   $200.1   $  684.8   $ 191.5
- ---------------------------------------------------------------------------------------------------------------------
Combined:
Reserve for losses and loss expenses at beginning of year  $1,414.1   $330.3   $1,340.8   $308.2   $1,124.8   $ 253.5
Losses and loss expenses incurred                             882.6    252.2      336.7    107.6      521.5     171.6
Losses and loss expenses paid                                (354.0)   (75.3)    (263.4)   (85.5)    (305.5)   (116.9)
- ---------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year        $1,942.7   $507.2   $1,414.1   $330.3   $1,340.8   $ 308.2
- ---------------------------------------------------------------------------------------------------------------------


     The gross and net IBNR included in the aforementioned reserve for losses and loss expenses at December 31, 1995, 1994 and 1993 were estimated as follows:

(in thousands)
- ---------------------------------------------------------------------------------------------------------------------
                                                                 1995                1994                1993
                                                           -----------------   -----------------   ------------------
                                                              Gross      Net      Gross      Net      Gross       Net
- ---------------------------------------------------------------------------------------------------------------------
Combined                                                   $665,000   $218,000  $150,000  $30,000  $150,000   $30,000
- ---------------------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
- --------------------------------------------------------------------------------

     A summary of asbestos and environmental claims count activity for the years ended December 31, 1995, 1994 and 1993 were as follows:

- ------------------------------------------------------------------------------------------------------------------------------------
                                           1995                               1994                               1993
                             ---------------------------------  ---------------------------------  ---------------------------------
                             Asbestos  Environmental  Combined  Asbestos  Environmental  Combined  Asbestos  Environmental  Combined
- ------------------------------------------------------------------------------------------------------------------------------------
Claims at beginning of         5,947         16,223    22,170     5,522         16,661    22,183     5,490         14,169    19,659
     year
Claims during year:
     Opened                    1,026          5,045     6,071     1,626          3,178     4,804     1,381          4,875     6,256
     Settled                     (93)          (663)     (756)     (106)          (501)     (607)     (144)          (455)     (599)
     Dismissed or
          otherwise
          resolved            (1,636)        (2,747)   (4,383)   (1,095)        (3,115)   (4,210)   (1,205)        (1,928)   (3,133)
- ------------------------------------------------------------------------------------------------------------------------------------
Claims at end of year          5,244         17,858    23,102     5,947         16,223    22,170     5,522         16,661    22,183
- ------------------------------------------------------------------------------------------------------------------------------------


     The average cost per claim settled, dismissed or otherwise resolved for the years ended December 31, 1995, 1994 and 1993 was as follows:

- --------------------------------------------------------------------------------
                           1995                 1994                  1993
                     ----------------     ----------------     -----------------
                       Gross      Net       Gross      Net        Gross      Net
- --------------------------------------------------------------------------------
Asbestos             $80,300  $13,200     $99,300  $26,900     $107,700  $26,200
Environmental         63,100   15,400      39,900   14,700       67,200   34,200
Combined              68,900   14,700      54,700   17,700       81,900   31,300
- --------------------------------------------------------------------------------

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

     Accordingly, AIG's survival ratios for involuntary asbestos and environmental claims, separately and combined, were estimated as follows for the years ended December 31, 1995, 1994 and 1993:

- --------------------------------------------------------------------------------
                                               1995         1994         1993
                                           ------------  -----------  ----------
                                           Gross    Net  Gross   Net  Gross  Net
- --------------------------------------------------------------------------------
Involuntary survival ratios:
     Asbestos                                5.4    5.6    5.8   4.0    4.5  3.3
     Environmental                          12.2   13.7   11.0   8.1    9.4  5.0
     Combined                                8.6   10.5    7.9   6.1    6.3  4.2
- --------------------------------------------------------------------------------

                             American International Group, Inc. and Subsidiaries
- --------------------------------------------------------------------------------


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

LIFE INSURANCE OPERATIONS

Life insurance operations for the twelve month periods ending December 31, 1995, 1994 and 1993 were as follows:

(in thousands)
- --------------------------------------------------------------------------------
                                              1995           1994           1993
- --------------------------------------------------------------------------------
Premium income:
     Domestic                         $    463,533   $    370,112   $    268,358
     Foreign                             7,574,617      6,354,209      5,477,688
- --------------------------------------------------------------------------------
Total                                 $  8,038,150   $  6,724,321   $  5,746,046
- --------------------------------------------------------------------------------
Net investment income:
     Domestic                         $    846,345   $    600,616   $    471,459
     Foreign                             1,418,560      1,147,812      1,028,255
- --------------------------------------------------------------------------------
Total                                 $  2,264,905   $  1,748,428   $  1,499,714
- --------------------------------------------------------------------------------
Operating income before
     realized capital gains:
     Domestic                         $     59,014   $     38,243   $     19,322
     Foreign                               998,888        827,535        707,713
- --------------------------------------------------------------------------------
Total                                    1,057,902        865,778        727,035
Realized capital gains                      32,703         86,706         54,576
- --------------------------------------------------------------------------------
Operating income                      $  1,090,605   $    952,484   $    781,611
- --------------------------------------------------------------------------------
Life insurance in-force:
     Domestic                         $ 54,272,118   $ 43,849,682   $ 17,167,306
     Foreign                           321,824,989    289,529,129    239,994,796
- --------------------------------------------------------------------------------
Total                                 $376,097,107   $333,378,811   $257,162,102
- --------------------------------------------------------------------------------


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
- --------------------------------------------------------------------------------


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

FINANCIAL SERVICES OPERATIONS

Financial services operations for the twelve month periods ending December 31, 1995, 1994 and 1993 were as follows:

(in thousands)
- -------------------------------------------------------------------------------
                                             1995           1994           1993
- -------------------------------------------------------------------------------
Revenues:
International Lease Finance Corp.      $1,378,353     $1,097,599     $  879,153
AIG Financial Products Corp.*             289,020        279,058        336,086
AIG Trading Group Inc.*                   317,207        246,643        227,403
Other                                     219,510        159,939         86,437
- -------------------------------------------------------------------------------
Total                                  $2,204,090     $1,783,239     $1,529,079
- -------------------------------------------------------------------------------
Operating income:
International Lease Finance Corp.      $  263,790     $  248,191     $  220,041
AIG Financial Products Corp.              140,245        131,032        150,113
AIG Trading Group Inc.                     68,765         55,249         69,803
Other, including intercompany
     adjustments                          (55,059)       (29,619)       (49,919)
- -------------------------------------------------------------------------------
Total                                  $  417,741     $  404,853     $  390,038
- -------------------------------------------------------------------------------

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

                             American International Group, Inc. and Subsidiaries
- --------------------------------------------------------------------------------


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
- --------------------------------------------------------------------------------


CAPITAL RESOURCES

At December 31, 1995, AIG had total capital funds of $19.83 billion and total borrowings of $17.99 billion. At that date, $14.32 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs).

     Total borrowings at December 31, 1995 and 1994 were as follows:

(in thousands)
- --------------------------------------------------------------------------------
December 31,                                              1995              1994
- --------------------------------------------------------------------------------
GIAs -- AIGFP                                      $ 5,423,555       $ 5,535,318
- --------------------------------------------------------------------------------
Commercial Paper:
  Funding                                              687,182         1,211,280
  ILFC(a)                                            1,834,882         1,960,545
  AICCO                                                644,571           617,734
- --------------------------------------------------------------------------------
  Total                                              3,166,635         3,789,559
- --------------------------------------------------------------------------------
Medium Term Notes:
  ILFC(a)                                            2,391,535         1,999,535
  AIG                                                  115,000           155,000
- --------------------------------------------------------------------------------
  Total                                              2,506,535         2,154,535
- --------------------------------------------------------------------------------
Notes and Bonds Payable:
  ILFC(a)                                            3,550,000         2,950,000
  AIGFP                                              1,868,943         1,048,061
  AIG: Lire bonds                                      159,067           159,067
     Zero coupon notes                                  73,348            65,831
- --------------------------------------------------------------------------------
  Total                                              5,651,358         4,222,959
- --------------------------------------------------------------------------------
Loans and Mortgages Payable:
  AIGTG                                                     --           890,800
  ILFC(a)(b)                                         1,122,265           678,650
  AIG                                                  120,369           247,656
- --------------------------------------------------------------------------------
  Total                                              1,242,634         1,817,106
- --------------------------------------------------------------------------------
Total Borrowings                                    17,990,717        17,519,477
- --------------------------------------------------------------------------------
Borrowings not guaranteed by AIG                     8,898,682         7,588,730
Matched GIA borrowings                               5,423,555         5,535,318
- --------------------------------------------------------------------------------
                                                    14,322,237        13,124,048
- --------------------------------------------------------------------------------
Remaining borrowings of AIG                        $ 3,668,480       $ 4,395,429
- --------------------------------------------------------------------------------

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

                             American International Group, Inc. and Subsidiaries
- --------------------------------------------------------------------------------


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

     The following table is a summary of AIG's invested assets by significant segment, including investment income due and accrued and real estate, at December 31, 1995 and 1994:

(dollars in thousands)
- ---------------------------------------------------------------------------------------------
                                 December 31, 1995                    December 31, 1994
                            ----------------------------         ----------------------------
                               Invested          Percent            Invested          Percent
                                 Assets         of Total              Assets         of Total
- ---------------------------------------------------------------------------------------------
General insurance           $26,550,431             27.5%        $23,873,059             30.2%
Life insurance               34,869,040             36.2          26,690,071             33.8
Financial services           34,468,961             35.8          27,920,262             35.4
Other                           449,832              0.5             491,548              0.6
- ---------------------------------------------------------------------------------------------
Total                       $96,338,264            100.0%        $78,974,940            100.0%
- ---------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
- --------------------------------------------------------------------------------


     The following tables summarize the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at December 31, 1995 and 1994:

(dollars in thousands)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Percent Distribution
                                                                                                    Percent   --------------------
December 31, 1995                                               General         Life        Total  of Total   Domestic     Foreign
- ----------------------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
     Available for sale, at market value (a)                $ 9,068,133  $22,168,672  $31,236,805      50.9%      37.5%       62.5%
     Held to maturity, at amortized cost (b)                 11,545,530           --   11,545,530      18.8      100.0          --
Equity securities, at market value (c)                        3,011,249    2,131,897    5,143,146       8.4       35.8        64.2
Mortgage loans on real estate, policy and collateral loans       54,852    6,887,329    6,942,181      11.3       52.8        47.2
Short-term investments, including
     time deposits, and cash                                    636,709    1,231,817    1,868,526       3.0       25.6        74.4
Real estate                                                     345,336      660,954    1,006,290       1.6       17.3        82.7
Investment income due and accrued                               466,744      732,380    1,199,124       2.0       55.3        44.7
Other invested assets                                         1,421,878    1,055,991    2,477,869       4.0       50.6        49.4
- ----------------------------------------------------------------------------------------------------------------------------------
Total                                                       $26,550,431  $34,869,040  $61,419,471     100.0%      51.0%       49.0%
- ----------------------------------------------------------------------------------------------------------------------------------

(a) Includes $428,296 of bonds trading securities, at market value.
(b) Includes $459,505 of preferred stock, at amortized cost.
(c) Includes $38,989 of preferred stock, at market value.

(dollars in thousands)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Percent Distribution
                                                                                                    Percent    --------------------
December 31, 1994                                               General         Life        Total  of Total    Domestic     Foreign
- -----------------------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
     Available for sale, at market value (a)                $ 4,995,778  $16,890,709  $21,886,487      43.3%       32.2%       67.8%
     Held to maturity, at amortized cost (b)                 13,454,310           --   13,454,310      26.6       100.0          --
Equity securities, at market value (c)                        2,799,728    2,090,421    4,890,149       9.7        30.4        69.6
Mortgage loans on real estate, policy and collateral loans       27,725    4,534,604    4,562,329       9.0        43.1        56.9
Short-term investments, including
     time deposits, and cash                                    954,901    1,212,933    2,167,834       4.3        27.6        72.4
Real estate                                                     364,115      648,938    1,013,053       2.0        18.0        82.0
Investment income due and accrued                               446,745      471,281      918,026       1.8        57.5        42.5
Other invested assets                                           829,757      841,185    1,670,942       3.3        50.9        49.1
- ------------------------------------------------------------------------------------------------------------------------------------
Total                                                       $23,873,059  $26,690,071  $50,563,130     100.0%       51.7%       48.3%
- ------------------------------------------------------------------------------------------------------------------------------------

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

                             American International Group, Inc. and Subsidiaries
- --------------------------------------------------------------------------------


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

(dollars in thousands)
- ---------------------------------------------------------------------------------------------------------------------
                                                                                 1995                    1994
                                                                      ----------------------   ----------------------
                                                                          Invested   Percent      Invested    Percent
                                                                           Assets   of Total        Assets   of Total
- ---------------------------------------------------------------------------------------------------------------------
Flight equipment primarily under operating leases, net of
     accumulated depreciation                                         $12,442,010       36.1%  $10,723,527       38.4%
Unrealized gain on interest rate and currency swaps,
     options and forward transactions                                   7,250,954       21.0     4,650,743       16.7
Securities available for sale, at market value                          3,931,100       11.4     3,796,792       13.6
Trading securities, at market value                                     2,641,436        7.7     2,483,637        8.9
Securities purchased under agreements to resell, at contract value      2,022,056        5.9     1,209,403        4.3
Trade receivables                                                       3,321,985        9.6     2,629,734        9.4
Spot commodities, at market value                                       1,079,124        3.1       916,833        3.3
Other, including short-term investments                                 1,780,296        5.2     1,509,593        5.4
- ---------------------------------------------------------------------------------------------------------------------
Total                                                                 $34,468,961      100.0%  $27,920,262      100.0%
- ---------------------------------------------------------------------------------------------------------------------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
- --------------------------------------------------------------------------------


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

                             American International Group, Inc. and Subsidiaries
- --------------------------------------------------------------------------------


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

     The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at December 31, 1995 were as follows:

(in thousands)
- --------------------------------------------------------------------------------
                                               Gross         Gross       Balance
                                          Unrealized    Unrealized         Sheet
                                               Gains        Losses        Amount
- --------------------------------------------------------------------------------
Securities available for
     sale, at market value (a)            $  209,954    $  209,476    $3,931,100

Unrealized gain/loss on
     interest rate and currency
     swaps, options and forward
     transactions (b) (c)                  7,250,954     6,405,045            --

Trading securities, at
     market value                                 --            --     2,641,436

Securities sold but not yet
     purchased, principally
     obligations of the U.S.
     government and government
     agencies, at market value                    --            --     1,204,386

Trade receivables (c)                      4,335,033     2,621,935     3,321,985

Spot commodities, at
     market value (d)                        163,673       164,949     1,079,124

Trade payables                                    --     1,901,569     2,810,947

Spot commodities sold but
     not yet purchased, at
     market value                            176,498       179,762       783,302
- --------------------------------------------------------------------------------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
- --------------------------------------------------------------------------------


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

                             American International Group, Inc. and Subsidiaries
- --------------------------------------------------------------------------------


     The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at December 31, 1995:

(in thousands)
- ----------------------------------------------------------------------------------------------------------------------------
                                                          Remaining Life
                                              --------------------------------------------------
                                                      One  Two Through  Six Through    After Ten         Total         Total
                                                     Year   Five Years    Ten Years        Years          1995          1994
- ----------------------------------------------------------------------------------------------------------------------------
Interest rate, currency and equity/commodity
swaps and swaptions:
Notional amount:
     Interest rate swaps                      $26,726,000  $61,700,000  $31,497,000  $10,518,000  $130,441,000  $105,581,000
     Currency swaps                             5,942,000   14,161,000    5,305,000    3,421,000    28,829,000    18,260,000
     Equity/commodity swaps                       247,000       48,000           --       25,000       320,000       817,000
     Swaptions                                    417,000    1,246,000    1,939,000      772,000     4,374,000     9,060,000
- ----------------------------------------------------------------------------------------------------------------------------
Total                                         $33,332,000  $77,155,000  $38,741,000  $14,736,000  $163,964,000  $133,718,000
- ----------------------------------------------------------------------------------------------------------------------------
Futures and forward contracts:
Exchange traded futures contracts
     contractual amount                       $16,050,000           --           --           --  $ 16,050,000  $ 13,183,000
- ----------------------------------------------------------------------------------------------------------------------------
Over the counter forward contracts
     contractual amount                       $ 2,236,000  $     2,000           --           --  $  2,238,000  $  2,049,000
- ----------------------------------------------------------------------------------------------------------------------------


     AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At December 31, 1995, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

 (in thousands)
- --------------------------------------------------------------------------------------------
                                           Net Replacement Value
                                        ----------------------------
                                        Swaps and        Futures and       Total       Total
                                        Swaptions  Forward Contracts        1995        1994
- --------------------------------------------------------------------------------------------
Counterparty credit quality:
     AAA                               $1,994,000            $    --  $1,994,000  $1,093,000
     AA                                 2,129,000             17,000   2,146,000   1,987,000
     A                                  1,433,000             10,000   1,443,000   1,012,000
     BBB                                1,239,000                 --   1,239,000     525,000
     Below investment grade                49,000                 --      49,000      21,000
     Not externally rated--exchanges*          --             23,000      23,000      13,000
- --------------------------------------------------------------------------------------------
Total                                  $6,844,000            $50,000  $6,894,000  $4,651,000
- --------------------------------------------------------------------------------------------

* Exchange traded futures are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

     At December 31, 1995, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
- -----------------------------------------------------------------------------------------------------------------------------
                                                     Net Replacement Value
                                                 ------------------------------
                                                  Swaps and         Futures and                  Total                  Total
                                                  Swaptions   Forward Contracts                   1995                   1994
- -----------------------------------------------------------------------------------------------------------------------------
Non-U.S. banks                                   $2,425,000             $18,000             $2,443,000             $2,101,000
Insured municipalities                              880,000                  --                880,000                270,000
U.S. industrials                                  1,025,000                  --              1,025,000                494,000
Governmental                                        845,000                  --                845,000                726,000
Non-U.S. financial service companies                 40,000                  --                 40,000                 31,000
Non-U.S. industrials                                531,000                  --                531,000                372,000
Special purpose                                     113,000                  --                113,000                 16,000
U.S. banks                                          310,000               9,000                319,000                172,000
U.S. financial service companies                    424,000                  --                424,000                324,000
Supranationals                                      251,000                  --                251,000                132,000
Exchanges*                                               --              23,000                 23,000                 13,000
- -----------------------------------------------------------------------------------------------------------------------------
Total                                            $6,844,000             $50,000             $6,894,000             $4,651,000
- -----------------------------------------------------------------------------------------------------------------------------

* Exchange traded futures are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
- --------------------------------------------------------------------------------

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

     The following tables present AIGTG's derivatives portfolio and the associated credit exposure, if applicable, by maturity and type of derivative at December 31, 1995:

(in thousands)
- --------------------------------------------------------------------------------------------------------------------------------
                                                                   REMAINING LIFE
                                                 -------------------------------------------------
                                                          ONE  TWO THROUGH  SIX THROUGH  AFTER TEN          TOTAL          TOTAL
                                                         YEAR   FIVE YEARS    TEN YEARS      YEARS           1995           1994
- --------------------------------------------------------------------------------------------------------------------------------
FUTURES AND FORWARD CONTRACTS AND INTEREST
  RATE AND CURRENCY SWAPS:
Exchange traded futures contracts
  contractual amount                             $ 22,494,000   $4,131,000   $  180,000   $   --     $ 26,805,000   $ 21,504,000
================================================================================================================================
Over the counter forward contracts
  contractual amount                             $174,487,000   $8,075,000   $1,142,000   $  6,000   $183,710,000   $171,287,000
================================================================================================================================
Interest rate and currency swaps:
  Notional amount:
    Interest rate swaps and forward rate
      agreements                                 $ 22,064,000   $6,889,000   $  833,000   $150,000   $ 29,936,000   $ 19,891,000

    Currency swaps                                       --      2,734,000    1,227,000    580,000      4,541,000           --
- --------------------------------------------------------------------------------------------------------------------------------
Total                                            $ 22,064,000   $9,623,000   $2,060,000   $730,000   $ 34,477,000   $ 19,891,000
================================================================================================================================
FUTURES AND FORWARD CONTRACTS AND INTEREST
  RATE AND CURRENCY SWAPS:
    Credit exposure:
      Gross replacement value                    $  3,590,000   $  838,000   $  243,000   $ 53,000   $  4,724,000   $  3,531,000
      Master netting arrangements                  (2,097,000)    (318,000)     (74,000)   (16,000)    (2,505,000)    (1,577,000)
      Collateral                                      (52,000)     (49,000)     (48,000)      --         (149,000)       (83,000)
- --------------------------------------------------------------------------------------------------------------------------------
NET REPLACEMENT VALUE*                           $  1,441,000   $  471,000   $  121,000   $ 37,000   $  2,070,000   $  1,871,000
================================================================================================================================

* The net replacement value of $356.0 million with respect to interest rate and currency swaps is presented as a component of unrealized gain on interest rate and currency swaps, options and forward transactions.

                             American International Group, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

(in thousands)
- ----------------------------------------------------------------------------------------------------------------------------
                                                             REMAINING LIFE
                                          ---------------------------------------------------
                                                   ONE    TWO THROUGH  SIX THROUGH  AFTER TEN          TOTAL           TOTAL
                                                  YEAR     FIVE YEARS    TEN YEARS      YEARS           1995            1994
- ----------------------------------------------------------------------------------------------------------------------------
OPTION CONTRACTS:
Contractual amounts for purchased options:
  Exchange traded                         $  1,112,000    $   146,000    $    --           --   $  1,258,000    $  1,410,000
  Over the counter                          21,348,000      3,179,000      752,000         --     25,279,000      13,827,000
- ----------------------------------------------------------------------------------------------------------------------------
Total                                     $ 22,460,000    $ 3,325,000    $ 752,000         --   $ 26,537,000    $ 15,237,000
============================================================================================================================
CREDIT EXPOSURE FOR PURCHASED OPTIONS:
  Gross replacement value                 $    478,000    $   164,000    $  64,000         --   $    706,000    $    370,000
  Master netting arrangements                 (188,000)       (41,000)      (1,000)        --       (230,000)        (72,000)
  Collateral                                   (17,000)          --           --           --        (17,000)        (23,000)
- ----------------------------------------------------------------------------------------------------------------------------
Net replacement value(a)                  $    273,000    $   123,000    $  63,000         --   $    459,000    $    275,000
============================================================================================================================
Contractual amounts for sold options(b)   $ 23,456,000    $ 3,656,000    $ 968,000         --   $ 28,080,000    $ 14,158,000
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

     AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At December 31, 1995, the counterparty credit quality by derivative product with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in thousands)
- -------------------------------------------------------------------------------------------------------------------------------
                                                         NET REPLACEMENT VALUE
                                             --------------------------------------------
                                                 FUTURES AND FORWARD
                                              CONTRACTS AND INTEREST     OVER THE COUNTER              TOTAL              TOTAL
                                             RATE AND CURRENCY SWAPS    PURCHASED OPTIONS               1995               1994
- -------------------------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                     $  154,000             $ 60,000         $  214,000         $  240,000
  AA                                                         717,000              189,000            906,000            782,000
  A                                                          449,000               81,000            530,000            620,000
  BBB                                                         65,000                7,000             72,000             67,000
  Below investment grade                                      20,000                2,000             22,000             32,000
  Not externally rated, including exchange
    traded futures and options*                              665,000              120,000            785,000            405,000
- -------------------------------------------------------------------------------------------------------------------------------
Total                                                     $2,070,000             $459,000         $2,529,000         $2,146,000
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

     At December 31, 1995, the counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in thousands)
- -------------------------------------------------------------------------------------------------------------------------------
                                                         NET REPLACEMENT VALUE
                                             --------------------------------------------
                                                 FUTURES AND FORWARD
                                              CONTRACTS AND INTEREST     OVER THE COUNTER              TOTAL              TOTAL
                                             RATE AND CURRENCY SWAPS    PURCHASED OPTIONS               1995               1994
- -------------------------------------------------------------------------------------------------------------------------------
Non-U.S. banks                                            $  611,000             $223,000         $  834,000         $  818,000
U.S. industrials                                             332,000                8,000            340,000            322,000
Governmental                                                 132,000               20,000            152,000            112,000
Non-U.S. financial service companies                         222,000               36,000            258,000             54,000
Non-U.S. industrials                                         101,000               15,000            116,000            164,000
U.S. banks                                                   288,000               37,000            325,000            426,000
U.S. financial service companies                             132,000               99,000            231,000            110,000
Exchanges*                                                   252,000               21,000            273,000            140,000
- -------------------------------------------------------------------------------------------------------------------------------
Total                                                     $2,070,000             $459,000         $2,529,000         $2,146,000
===============================================================================================================================

* Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
- --------------------------------------------------------------------------------

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

                             American International Group, Inc. and Subsidiaries
- --------------------------------------------------------------------------------


- --------------------------------------------------------------------------------
ITEM 8. Financial Statements and Supplementary Data

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

- --------------------------------------------------------------------------------
                                                                            Page
- --------------------------------------------------------------------------------
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

                                                  COOPERS & LYBRAND L.L.P.

New York, New York
February 22, 1996.

CONSOLIDATED BALANCE SHEET                                               American International Group, Inc. and Subsidiaries
- ----------------------------------------------------------------------------------------------------------------------------

(in thousands)
- ----------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                          1995              1994
============================================================================================================================
ASSETS:
  Investments and cash:
    Fixed maturities:
      Bonds held to maturity, at amortized cost (market value: 1995-$11,822,190;
        1994-$13,109,670)                                                                     $ 11,086,025      $ 13,041,807
      Bonds available for sale, at market value (amortized cost: 1995-$29,417,475;
        1994-$22,207,311)                                                                       30,926,771        21,812,600
      Bonds trading securities, at market value (cost: 1995-$411,245;
        1994-$171,993)                                                                             428,296           163,956
      Preferred stocks, at amortized cost (market value: 1995-$620,217; 1994-$424,775)             459,505           412,503
    Equity securities:
      Common stocks (cost: 1995-$4,555,334; 1994-$4,607,786)                                     5,294,867         5,002,668
      Non-redeemable preferred stocks (cost: 1995-$73,497; 1994-$85,901)                            74,454            96,503
    Mortgage loans on real estate, policy and collateral loans-net                               7,860,532         5,353,074
    Financial services assets:
      Flight equipment primarily under operating leases, net of accumulated depreciation
        (1995-$1,182,128; 1994-$959,096)                                                        12,442,010        10,723,527
      Securities available for sale, at market value (cost: 1995-$3,930,622;
        1994-$3,794,076)                                                                         3,931,100         3,796,792
      Trading securities, at market value                                                        2,641,436         2,483,637
      Spot commodities, at market value                                                          1,079,124           916,833
      Unrealized gain on interest rate and currency swaps, options and forward transactions      7,250,954         4,650,743
      Trade receivables                                                                          3,321,985         2,629,734
      Securities purchased under agreements to resell, at contract value                         2,022,056         1,209,403
    Other invested assets                                                                        2,808,158         1,953,015
    Short-term investments, at cost which approximates market value                              2,272,528         2,467,453
    Cash                                                                                            88,371            76,237
- ----------------------------------------------------------------------------------------------------------------------------
      Total investments and cash                                                                93,988,172        76,790,485







  Investment income due and accrued                                                              1,212,948           927,951
  Premiums and insurance balances receivable-net                                                 9,410,185         8,802,207
  Reinsurance assets                                                                            16,878,155        16,289,607
  Deferred policy acquisition costs                                                              5,767,573         5,132,245
  Investments in partially-owned companies                                                         820,781           645,167
  Real estate and other fixed assets, net of accumulated depreciation
    (1995-$1,303,693; 1994-$1,129,514)                                                           1,822,061         1,865,244
  Separate and variable accounts                                                                 2,506,791         2,297,605
  Other assets                                                                                   1,729,732         1,595,606
- ----------------------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                                              $134,136,398      $114,346,117
============================================================================================================================

See Accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET (CONTINUED)                                   American International Group, Inc. and Subsidiaries
- ----------------------------------------------------------------------------------------------------------------------------

(in thousands, except share amounts)
- ----------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                          1995              1994
============================================================================================================================
LIABILITIES:
  Reserve for losses and loss expenses                                                        $ 33,046,717      $ 31,435,355
  Reserve for unearned premiums                                                                  6,938,064         6,318,754
  Future policy benefits for life and accident and health insurance contracts                   20,864,635        17,432,222
  Policyholders' contract deposits                                                               9,580,983         6,487,426
  Other policyholders' funds                                                                     2,092,165         1,951,358
  Reserve for commissions, expenses and taxes                                                    1,257,246         1,319,183
  Insurance balances payable                                                                     1,886,403         1,462,545
  Funds held by companies under reinsurance treaties                                               344,692           382,853
  Income taxes payable:
    Current                                                                                        325,113           420,569
    Deferred                                                                                       552,144            33,031
  Financial services liabilities:
    Borrowings under obligations of guaranteed investment agreements                             5,423,555         5,535,318
    Securities sold under agreements to repurchase, at contract value                            1,379,872         1,342,064
    Trade payables                                                                               2,810,947         2,108,263
    Securities sold but not yet purchased, principally obligations of the
      U.S. Government and Government agencies, at market value                                   1,204,386           192,898
    Spot commodities sold but not yet purchased, at market value                                   783,302           369,089
    Unrealized loss on interest rate and currency swaps, options and forward transactions        6,405,045         3,659,450
    Deposits due to banks and other depositors                                                     957,441           655,973
    Commercial paper                                                                             1,834,882         1,960,545
    Notes, bonds and loans payable                                                               8,932,743         7,567,046
  Commercial paper                                                                               1,331,753         1,829,014
  Notes, bonds, loans and mortgages payable                                                        467,784           627,554
  Separate and variable accounts                                                                 2,506,791         2,297,605
  Other liabilities                                                                              2,982,632         2,336,341
- ----------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                          113,909,295        97,724,456
- ----------------------------------------------------------------------------------------------------------------------------

    COMMITMENTS AND CONTINGENT LIABILITIES

  PREFERRED SHAREHOLDERS' EQUITY IN SUBSIDIARY COMPANY                                             400,000           200,000

CAPITAL FUNDS:
  Common stock, $2.50 par value; 1,000,000,000 shares authorized; shares issued
    1995-506,084,177; 1994-337,390,984                                                           1,265,210           843,477
  Additional paid-in capital                                                                       131,828           565,410
  Unrealized appreciation of investments, net of taxes                                           1,395,064           184,556
  Cumulative translation adjustments, net of taxes                                                (456,072)         (288,074)
  Retained earnings                                                                             17,697,739        15,340,928
  Treasury stock; 1995-31,899,951; 1994-21,550,358 shares of common stock
    (including 27,814,386 and 18,538,925 shares, respectively, held by subsidiaries)              (206,666)         (224,636)
- ----------------------------------------------------------------------------------------------------------------------------
    TOTAL CAPITAL FUNDS                                                                         19,827,103        16,421,661
- ----------------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND CAPITAL FUNDS                                                       $134,136,398      $114,346,117
============================================================================================================================

See Accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF INCOME                                             American International Group, Inc. and Subsidiaries
- --------------------------------------------------------------------------------------------------------------------------------


(in thousands, except per share amounts)
- --------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                              1995               1994               1993
================================================================================================================================
GENERAL INSURANCE OPERATIONS:
  Net premiums written                                                         $11,893,022        $10,865,753        $10,025,903
  Change in unearned premium reserve                                              (487,291)          (578,922)          (459,263)
- --------------------------------------------------------------------------------------------------------------------------------
  Net premiums earned                                                           11,405,731         10,286,831          9,566,640
  Net investment income                                                          1,545,717          1,435,092          1,340,480
  Realized capital gains                                                            68,075             52,487             65,264
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                13,019,523         11,774,410         10,972,384
- --------------------------------------------------------------------------------------------------------------------------------
  Losses incurred                                                                7,071,238          6,645,223          6,310,099
  Loss expenses incurred                                                         1,588,597          1,360,378          1,265,917
  Underwriting expenses (principally policy acquisition costs)                   2,384,313          2,133,713          1,980,233
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                11,044,148         10,139,314          9,556,249
- --------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                               1,975,375          1,635,096          1,416,135
- --------------------------------------------------------------------------------------------------------------------------------
LIFE INSURANCE OPERATIONS:
  Premium income                                                                 8,038,150          6,724,321          5,746,046
  Net investment income                                                          2,264,905          1,748,428          1,499,714
  Realized capital gains                                                            32,703             86,706             54,576
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                10,335,758          8,559,455          7,300,336
- --------------------------------------------------------------------------------------------------------------------------------
  Death and other benefits                                                       3,348,058          2,716,093          2,374,112
  Increase in future policy benefits                                             3,739,976          3,066,468          2,517,245
  Acquisition and insurance expenses                                             2,157,119          1,824,410          1,627,368
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                 9,245,153          7,606,971          6,518,725
- --------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                               1,090,605            952,484            781,611
- --------------------------------------------------------------------------------------------------------------------------------
AGENCY AND SERVICE FEE OPERATING INCOME                                             56,909             54,129             60,247
- --------------------------------------------------------------------------------------------------------------------------------
FINANCIAL SERVICES OPERATING INCOME                                                417,741            404,853            390,038
- --------------------------------------------------------------------------------------------------------------------------------
EQUITY IN INCOME OF MINORITY-OWNED INSURANCE OPERATIONS                             81,722             56,005             39,589
- --------------------------------------------------------------------------------------------------------------------------------
OTHER REALIZED CAPITAL LOSSES                                                      (28,944)           (52,340)           (12,742)
- --------------------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST                                                                  (36,317)           (29,657)           (26,938)
- --------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)-NET                                                      (91,208)           (68,591)           (46,859)
- --------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES                                                             3,465,883          2,951,979          2,601,081
- --------------------------------------------------------------------------------------------------------------------------------
INCOME TAXES (BENEFITS):
  Current                                                                        1,025,774            836,764            772,032
  Deferred                                                                         (70,274)           (60,300)           (89,029)
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                   955,500            776,464            683,003
- --------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                            2,510,383          2,175,515          1,918,078
CUMULATIVE EFFECT OF ACCOUNTING CHANGES, NET OF TAX
  MINORITY-OWNED INSURANCE OPERATIONS                                                    -                  -             20,695
- --------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                     $ 2,510,383        $ 2,175,515        $ 1,938,773
================================================================================================================================
EARNINGS PER COMMON SHARE:
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                          $      5.30        $      4.58        $      4.03
CUMULATIVE EFFECT OF ACCOUNTING CHANGES, NET OF TAX
  MINORITY-OWNED INSURANCE OPERATIONS                                                    -                  -                .04
- --------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                     $      5.30        $      4.58        $      4.07
================================================================================================================================
AVERAGE SHARES OUTSTANDING                                                         474,022            474,879            476,192
================================================================================================================================

See Accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CAPITAL FUNDS                                      American International Group, Inc. and Subsidiaries
- --------------------------------------------------------------------------------------------------------------------------------


(in thousands, except per share amounts)
- --------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                              1995               1994               1993
================================================================================================================================
PREFERRED STOCK:
  Series M-1 and M-2, exchangeable money market cumulative serial:
  Balance at beginning of year                                                 $         -        $         -        $         8
    Redemption of preferred stock                                                        -                  -                 (8)
- --------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                 -                  -                  -
- --------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK:
  Balance at beginning of year                                                     843,477            843,477            562,324
    Stock split effected as dividend                                               421,733                  -            281,153
- --------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                         1,265,210            843,477            843,477
- --------------------------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of year                                                     565,410            572,142          1,014,947
    Excess (deficit) of proceeds over (under) cost of common
      stock issued under stock option and stock purchase plans                     (15,097)            (6,732)           (10,131)
    Stock split effected as dividend                                              (421,733)                 -           (281,153)
    Redemption of preferred stock                                                        -                  -           (149,992)
    Other                                                                            3,248                  -             (1,529)
- --------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                           131,828            565,410            572,142
- --------------------------------------------------------------------------------------------------------------------------------
UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS, NET OF TAXES:
  Balance at beginning of year                                                     184,556            922,646            129,816
    Changes during year                                                          1,809,365         (1,084,566)           719,824
    Deferred income tax (expense) benefit on changes                              (598,857)           346,476           (177,971)
    Cumulative effect of accounting change, net of taxes of $156,521                     -                  -            250,977
- --------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                         1,395,064            184,556            922,646
- --------------------------------------------------------------------------------------------------------------------------------
CUMULATIVE TRANSLATION ADJUSTMENTS, NET OF TAXES:
  Balance at beginning of year                                                    (288,074)          (348,186)          (333,882)
    Changes during year                                                           (156,523)            37,089              8,742
    Applicable income tax (expense) benefit on changes                             (11,475)            23,023            (23,046)
- --------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                          (456,072)          (288,074)          (348,186)
- --------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS:
  Balance at beginning of year                                                  15,340,928         13,301,529         11,486,615
    Net income                                                                   2,510,383          2,175,515          1,938,773
    Cash dividends to shareholders:
      Preferred                                                                          -                  -             (1,043)
      Common ($.32, $.29 and $.26 per share, respectively)                        (153,572)          (136,116)          (122,816)
- --------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                        17,697,739         15,340,928         13,301,529
- --------------------------------------------------------------------------------------------------------------------------------
TREASURY STOCK, AT COST:
  Balance at beginning of year                                                    (224,636)           (67,413)           (77,676)
    Cost of shares acquired during year                                            (17,646)          (178,676)           (13,148)
    Issued under stock option and stock purchase plans                              35,616             21,453             23,411
- --------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                          (206,666)          (224,636)           (67,413)
- --------------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL FUNDS AT END OF YEAR                                             $19,827,103        $16,421,661        $15,224,195
================================================================================================================================

See Accompanying Notes to Financial Statements.


CONSOLIDATED STATEMENT
OF CASH FLOWS                                                                American International Group, Inc. and Subsidiaries
- --------------------------------------------------------------------------------------------------------------------------------

(in thousands)
- --------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                               1995              1994               1993
================================================================================================================================
SUMMARY:
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $  7,208,381       $ 5,388,795        $ 6,467,451
  NET CASH USED IN INVESTING ACTIVITIES                                         (11,218,986)       (9,139,291)        (7,998,990)
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                       4,022,739         3,669,252          1,552,392
- --------------------------------------------------------------------------------------------------------------------------------
  CHANGE IN CASH                                                                     12,134           (81,244)            20,853
  CASH AT BEGINNING OF YEAR                                                          76,237           157,481            136,628
- --------------------------------------------------------------------------------------------------------------------------------
  CASH AT END OF YEAR                                                          $     88,371       $    76,237        $   157,481
- --------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $  2,510,383       $ 2,175,515        $ 1,938,773
- --------------------------------------------------------------------------------------------------------------------------------
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:
      Non-cash revenues, expenses, gains and losses included in income:
      Change in:
        General and life insurance reserves                                       5,182,203         5,426,572          4,770,443
        Premiums and insurance balances receivable and payable-net                 (184,120)         (433,949)           204,046
        Reinsurance assets                                                         (588,548)         (405,819)        (1,541,186)
        Deferred policy acquisition costs                                          (635,328)         (882,836)          (591,591)
        Investment income due and accrued                                          (284,997)         (119,683)           (25,877)
        Funds held under reinsurance treaties                                       (38,161)          (24,049)            75,387
        Other policyholders' funds                                                  140,807           212,068            212,813
        Current and deferred income taxes-net                                      (165,730)            2,050            141,143
        Reserve for commissions, expenses and taxes                                 (61,937)          205,786            188,592
        Other assets and liabilities-net                                            511,489          (123,796)            15,711
        Trade receivables and payables -net                                          10,433          (881,227)         1,483,536
        Trading securities, at market value                                        (157,799)           32,529           (568,946)
        Spot commodities, at market value                                          (162,291)         (152,618)          (132,498)
        Net unrealized gain on interest rate and currency swaps,
          options and forward transactions                                          145,384          (351,173)           782,580
        Securities purchased under agreements to resell                            (812,653)        1,528,104          1,579,805
        Securities sold under agreements to repurchase                               37,808          (957,499)        (1,332,642)
        Securities sold but not yet purchased                                     1,011,488          (503,556)           279,063
        Spot commodities sold but not yet purchased, at market value                414,213            83,332         (1,250,918)
      Realized capital gains                                                        (71,834)          (86,853)          (107,098)
      Equity in income of partially-owned companies and other invested assets      (119,116)         (108,378)           (61,934)
      Depreciation expenses, principally flight equipment                           734,560           581,930            472,247
      Cumulative effect of accounting changes                                             -                 -            (20,695)
      Change in cumulative translation adjustments                                 (156,523)           37,089              8,742
      Other-net                                                                     (51,350)          135,256            (52,045)
- --------------------------------------------------------------------------------------------------------------------------------
      Total adjustments                                                           4,697,998         3,213,280          4,528,678
- --------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $ 7,208,381       $ 5,388,795        $ 6,467,451
================================================================================================================================

See Accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT
OF CASH FLOWS (CONTINUED)                                  American International Group, Inc. and Subsidiaries
- --------------------------------------------------------------------------------------------------------------

(in thousands)
- --------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                  1995            1994            1993
- --------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of fixed maturities, at amortized cost matured or redeemed   $  1,111,864    $    580,098    $  2,202,289
Cost of fixed maturities, at amortized cost sold                             -               -       1,319,187
Cost of bonds, at market sold                                        7,633,674       7,945,587       5,251,475
Cost of bonds, at market matured or redeemed                         2,695,319       1,451,753         556,881
Cost of equity securities sold                                       2,517,697       2,675,545       1,885,439
Realized capital gains                                                  71,834          86,853         107,098
Purchases of fixed maturities                                      (16,947,508)    (16,168,618)    (11,965,103)
Purchases of equity securities                                      (2,588,994)     (3,518,311)     (2,868,385)
Mortgage, policy and collateral loans granted                       (3,488,856)     (2,691,600)     (1,234,780)
Repayments of mortgage, policy and collateral loans                    902,378         780,406         691,284
Sales or maturities of securities held for investment                        -               -       1,902,814
Sales of securities available for sale                               1,896,109       4,421,682               -
Maturities of securities available for sale                          1,183,742         464,301               -
Purchases of securities held for investment                                  -               -      (2,714,813)
Purchases of securities available for sale                          (3,210,125)     (3,695,670)              -
Sales of flight equipment                                            1,158,151         266,262         301,353
Purchases of flight equipment                                       (3,279,356)     (2,726,791)     (2,410,816)
Net additions to real estate and other fixed assets                   (340,563)       (469,759)       (389,390)
Sales or distributions of other invested assets                        294,855         370,047         325,077
Investments in other invested assets                                  (970,580)       (913,346)       (436,660)
Change in short-term investments                                       194,925       2,081,866        (424,014)
Investments in partially-owned companies                               (53,552)        (79,596)        (97,926)
- --------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                             $(11,218,986)   $ (9,139,291)   $ (7,998,990)
==============================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in policyholders' contract deposits                        $  3,093,557    $  2,047,587    $    (46,863)
Change in deposits due to banks and other depositors                   301,468          98,601        (444,238)
Change in commercial paper                                            (622,924)        640,674         523,576
Proceeds from notes, bonds, loans and mortgages payable              5,600,790       4,810,073       2,479,559
Repayments on notes, bonds, loans and mortgages payable             (4,290,938)     (2,427,351)       (822,147)
Proceeds from guaranteed investment agreements                       2,940,563       3,650,957       4,244,133
Maturities of guaranteed investment agreements                      (3,052,326)     (4,851,218)     (4,206,373)
Proceeds from subsidiary company preferred stock issued                197,144               -          98,472
Proceeds from common stock issued                                       20,519          14,721          13,280
Cash dividends to shareholders                                        (153,572)       (136,116)       (123,859)
Acquisition of treasury stock                                          (17,646)       (178,676)        (13,148)
Redemption of preferred stock                                                -               -        (150,000)
Other-net                                                                6,104               -               -
- --------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         $  4,022,739    $  3,669,252    $  1,552,392
==============================================================================================================
TAXES PAID                                                        $  1,065,700    $    741,900    $    466,600
==============================================================================================================
INTEREST PAID                                                     $  1,318,700    $  1,055,500    $  1,017,100
==============================================================================================================

See Accompanying Notes to Financial Statements

                                              American International Group, Inc.
NOTES TO FINANCIAL STATEMENTS                                   and Subsidiaries
- --------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------

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

     (m) Reinsurance Assets: Reinsurance assets include the balances due from both reinsurance and insurance com-

                             American International Group, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------

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

                             American International Group, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

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

     (b) The U.S. Federal income tax rate is 35 percent for 1995, 1994 and 1993. Actual tax expense on income differs from the "expected" amount computed by applying the Federal income tax rate because of the following:

(dollars in thousands)
- ----------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                    1995                     1994                      1993
                                                   -----------------------  ----------------------      --------------------
                                                                   Percent                  Percent                  Percent
                                                                of pre-tax               of pre-tax               of pre-tax
                                                       Amount       income      Amount       income     Amount        income
- ----------------------------------------------------------------------------------------------------------------------------
"Expected" tax expense                             $1,213,059        35.0%  $1,033,193        35.0%  $ 910,378        35.0%
Adjustments:
  Tax exempt interest                                (274,090)       (7.9)    (260,146)       (8.8)   (248,887)       (9.6)
  Dividends received deduction                        (18,583)       (0.5)     (12,326)       (0.4)     (9,357)       (0.4)
  State income taxes                                   48,579         1.4       36,025         1.2      48,424         1.9
  Foreign income not expected to be
  taxed in the U.S., less foreign income taxes         (5,010)       (0.1)       4,708         0.2      10,481         0.4
  Other                                                (8,455)       (0.3)     (24,990)       (0.9)    (28,036)       (1.0)
- ---------------------------------------------------------------------------------------------------------------------------
Actual tax expense                                 $  955,500        27.6%  $  776,464        26.3%  $ 683,003        26.3%
- ---------------------------------------------------------------------------------------------------------------------------
Foreign and domestic components of actual tax expense:
   Foreign:
     Current                                       $  341,998               $  244,405               $ 219,799
     Deferred                                          45,685                   38,625                  17,736
   Domestic*:
     Current                                          683,776                  592,359                 552,233
     Deferred                                        (115,959)                 (98,925)               (106,765)
- ---------------------------------------------------------------------------------------------------------------------------
Total                                              $  955,500               $  776,464               $ 683,003
- ---------------------------------------------------------------------------------------------------------------------------

* Including U.S. tax on foreign income.

     (c) The components of the net deferred tax liability as of December 31, 1995 and December 31, 1994 were as follows:

(in thousands)
- --------------------------------------------------------------------------------
                                                              1995          1994
- --------------------------------------------------------------------------------
Deferred tax assets:
  Loss reserve discount                                 $1,266,292    $1,276,085
  Unearned premium reserve reduction                       271,119       241,695
  Accruals not currently deductible                        392,192       309,088
  Adjustment to life policy reserves                       506,896       370,835
  Cumulative translation adjustment                         16,509        15,608
  Other                                                     28,136        26,227
- --------------------------------------------------------------------------------
                                                         2,481,144     2,239,538
- --------------------------------------------------------------------------------
Deferred tax liabilities:
  Deferred policy acquisition costs                      1,213,557     1,082,040
  Financial service products
    mark to market differential                            175,952       226,598
  Depreciation of flight equipment                         669,742       522,282
  Acquisition net asset basis adjustments                  225,081       238,019
  Unrealized appreciation of investments                   656,572        57,547
  Other                                                     92,384       146,083
- --------------------------------------------------------------------------------
                                                         3,033,288     2,272,569
- --------------------------------------------------------------------------------
Net deferred tax liability                              $  552,144    $   33,031
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

4. DEFERRED POLICY ACQUISITION COSTS

The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to income for general and life insurance operations, excluding certain amounts deferred and amortized in the same period:

(in thousands)
- --------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                         1995          1994         1993
- --------------------------------------------------------------------------------
GENERAL INSURANCE OPERATIONS:
  BALANCE AT BEGINNING OF YEAR             $1,179,494    $1,009,545   $  880,257
- --------------------------------------------------------------------------------
  Acquisition costs deferred
  Commissions                                 570,180       602,014      475,511
  OTHER                                       648,154       523,246      492,944
- --------------------------------------------------------------------------------
                                            1,218,334     1,125,260      968,455
- --------------------------------------------------------------------------------
  Amortization charged to income
  Commissions                                 590,415       469,181      416,134
  Other                                       517,625       486,130      423,033
- --------------------------------------------------------------------------------
                                            1,108,040       955,311      839,167
- --------------------------------------------------------------------------------
  BALANCE AT END OF YEAR                   $1,289,788    $1,179,494   $1,009,545
- --------------------------------------------------------------------------------

LIFE INSURANCE OPERATIONS:
  BALANCE AT BEGINNING OF YEAR             $3,952,751    $3,239,864   $2,777,561
- --------------------------------------------------------------------------------
  Acquisition costs deferred
    Commissions                               819,596       741,532      604,906
    Other                                     387,438       337,066      294,636
- --------------------------------------------------------------------------------
                                            1,207,034     1,078,598      899,542
- --------------------------------------------------------------------------------
  Amortization charged to income
    Commissions                               426,456       368,448      304,276
    Other                                     194,031       168,916      165,034
- --------------------------------------------------------------------------------
                                              620,487       537,364      469,310
- --------------------------------------------------------------------------------
  (Decrease) increase due to
    foreign exchange                          (61,513)      171,653       32,071
- --------------------------------------------------------------------------------
  BALANCE AT END OF YEAR                   $4,477,785    $3,952,751   $3,239,864
- --------------------------------------------------------------------------------
TOTAL DEFERRED POLICY ACQUISITION COSTS    $5,767,573    $5,132,245   $4,249,409
- --------------------------------------------------------------------------------

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

     General insurance premiums written and earned were comprised of the following:

(in thousands)
- -------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                               WRITTEN           EARNED
- -------------------------------------------------------------------------------
1995
Gross premiums                                     $17,895,120      $17,243,829
Ceded premiums                                      (6,002,098)      (5,838,098)
- -------------------------------------------------------------------------------
Net premiums                                       $11,893,022      $11,405,731
- -------------------------------------------------------------------------------
1994
Gross premiums                                     $16,392,409      $15,665,787
Ceded premiums                                      (5,526,656)      (5,378,956)
- -------------------------------------------------------------------------------
Net premiums                                       $10,865,753      $10,286,831
- -------------------------------------------------------------------------------
1993
Gross premiums                                     $14,901,255      $14,405,992
Ceded premiums                                      (4,875,352)      (4,839,352)
- -------------------------------------------------------------------------------
Net premiums                                       $10,025,903      $ 9,566,640
- -------------------------------------------------------------------------------

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

     Life insurance net premium income was comprised of the following:

(in thousands)
- -------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                   1995            1994            1993
- -------------------------------------------------------------------------------
Gross premium income                 $8,245,422)     $6,886,249      $5,924,557
Ceded premiums                         (207,272)       (161,928)       (178,511)
- -------------------------------------------------------------------------------
Net premium income                   $8,038,150      $6,724,321      $5,746,046
- -------------------------------------------------------------------------------

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

                             American International Group, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

5. REINSURANCE (CONTINUED)

     Life insurance ceded to other insurance companies was as follows:

(in thousands)
- --------------------------------------------------------------------------------
Years Ended December 31,                      1995          1994*          1993
- --------------------------------------------------------------------------------
Life insurance in-force                $34,779,331    $30,184,126    $13,006,029
- --------------------------------------------------------------------------------

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

     Supplemental information for gross loss and benefit reserves net of ceded reinsurance at December 31, 1995 and 1994 follows:

(in thousands)
- -------------------------------------------------------------------------------
                                                            AS           NET OF
                                                      REPORTED      REINSURANCE
- -------------------------------------------------------------------------------
DECEMBER 31, 1995
Reserve for losses and loss expenses              $(33,046,717)    $(19,692,817)
Future policy benefits for life and accident
  and health insurance contracts                   (20,864,635)     (20,728,035)
Premiums and insurance balances
  receivable-net                                     9,410,185       11,150,516
Funds held under reinsurance treaties                     --             89,624
Reserve for unearned premiums                       (6,938,064)      (5,380,364)
Reinsurance assets                                  16,878,155             --
- -------------------------------------------------------------------------------
DECEMBER 31, 1994
Reserve for losses and loss expenses              $(31,435,355)    $(18,418,855)
Future policy benefits for life and accident
  and health insurance contracts                   (17,432,222)     (17,108,322)
Premiums and insurance balances
  receivable-net                                     8,802,207       10,245,259
Funds held under reinsurance treaties                     --            112,455
Reserve for unearned premiums                       (6,318,754)      (4,925,054)
Reinsurance assets                                  16,289,607             --
- -------------------------------------------------------------------------------

6. RESERVE FOR LOSSES AND LOSS EXPENSES AND FUTURE LIFE POLICY BENEFITS AND POLICYHOLDERS' CONTRACT DEPOSITS

(a) The following analysis provides a reconciliation of the activity in the reserve for losses and loss expenses:

(in thousands)
- -------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                     1995           1994           1993
- -------------------------------------------------------------------------------
At beginning of year:
  Reserve for losses and
    loss expenses                    $ 31,435,400   $ 30,046,200   $ 28,156,800
Reinsurance recoverable               (13,016,500)   (12,489,200)   (11,400,000)
- -------------------------------------------------------------------------------
                                       18,418,900     17,557,000     16,756,800
- -------------------------------------------------------------------------------
Losses and loss expenses incurred:
  Current year                          8,935,400      8,158,400      7,530,700
  Prior year                             (275,600)      (152,800)        45,300
- -------------------------------------------------------------------------------
                                        8,659,800      8,005,600      7,576,000
- -------------------------------------------------------------------------------
Losses and loss expenses paid:
  Current year                          2,610,900      1,997,400      1,893,100
  Prior year                            4,775,000      5,146,300      4,882,700
- -------------------------------------------------------------------------------
                                        7,385,900      7,143,700      6,775,800
- -------------------------------------------------------------------------------
At end of year:
  Net reserve for losses and
    loss expenses                      19,692,800     18,418,900     17,557,000
  Reinsurance recoverable              13,353,900     13,016,500     12,489,200
- -------------------------------------------------------------------------------
                                     $ 33,046,700   $ 31,435,400   $ 30,046,200
- -------------------------------------------------------------------------------

     (b) The analysis of the future policy benefits and policyholders' contract deposits liabilities as at December 31, 1995 and 1994 follows:

(in thousands)
- --------------------------------------------------------------------------------
                                                             1995           1994
- --------------------------------------------------------------------------------
FUTURE POLICY BENEFITS:
  Long duration contracts                             $20,281,527    $16,916,382
  Short duration contracts                                583,108        515,840
- --------------------------------------------------------------------------------
Total                                                 $20,864,635    $17,432,222
- --------------------------------------------------------------------------------
Policyholders' contract deposits:
  Annuities                                           $ 3,617,579    $ 3,171,013
  Guaranteed investments contracts (GICs)               1,694,030        812,737
  Corporate-owned life insurance                        3,204,913      1,483,882
  Universal life                                          473,400        364,356
  Other investment contracts                              591,061        655,438
- --------------------------------------------------------------------------------
Total                                                 $ 9,580,983    $ 6,487,426
- --------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------

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

7. STATUTORY FINANCIAL DATA

Statutory surplus and net income for general insurance and life insurance operations as reported to regulatory authorities were as follows:

(in thousands)
- --------------------------------------------------------------------------------
Years Ended December 31,                        1995          1994          1993
- --------------------------------------------------------------------------------
Statutory surplus:
  General insurance                      $11,142,956    $9,521,550    $7,164,367
  Life insurance                           4,788,833     3,834,269     3,275,078
Statutory net income
  (including net realized
  capital gains and losses):
  General insurance                        1,499,345     1,304,022     1,206,387
  Life insurance                             681,189       730,170       570,570
- --------------------------------------------------------------------------------

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

     (b) Net Investment Income: An analysis of the net investment income from the general and life insurance operations follows:

(in thousands)
- --------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                        1995          1994          1993
- --------------------------------------------------------------------------------
General insurance:
  Fixed maturities                        $1,323,180    $1,198,432    $1,136,120
  Equity securities                           53,052        90,773        96,311
  Short-term investments                      44,615        48,023        62,156
  Other (net of interest
    expense on funds held)                   199,563       158,718        97,150
- --------------------------------------------------------------------------------
  Total investment income                  1,620,410     1,495,946     1,391,737
  Investment expenses                         74,693        60,854        51,257
- --------------------------------------------------------------------------------
Net investment income                     $1,545,717    $1,435,092    $1,340,480
- --------------------------------------------------------------------------------
Life insurance:
  Fixed maturities                        $1,517,990    $1,194,686    $  975,623
  Equity securities                           70,794        58,017        38,361
  Short-term investments                      67,218        92,484       220,050
  Interest on mortgage, policy
    and collateral loans                     605,251       369,935       242,014
  Other                                      105,119       119,769        94,146
- --------------------------------------------------------------------------------
  Total investment income                  2,366,372     1,834,891     1,570,194
  Investment expenses                        101,467        86,463        70,480
- --------------------------------------------------------------------------------
Net investment income                     $2,264,905    $1,748,428    $1,499,714
- --------------------------------------------------------------------------------

                             American International Group, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

8. INVESTMENT INFORMATION (CONTINUED)

     (c) Investment Gains and Losses:The realized capital gains (losses) and increase (decrease) in unrealized appreciation of investments for 1995, 1994 and 1993 were as follows:


(in thousands)
- -------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                    1995            1994           1993
- -------------------------------------------------------------------------------
Realized capital gains (losses)
  on investments:
    Fixed maturities (a)              $   54,293     $  (116,903)    $  125,296
    Equity securities                     69,639         223,603         65,090
    Other                                (52,098)        (19,847)       (83,288)
- -------------------------------------------------------------------------------
REALIZED CAPITAL GAINS                $   71,834     $    86,853     $  107,098
- -------------------------------------------------------------------------------
Increase (decrease) in unrealized
  appreciation of investments:
    Cumulative effect of
      accounting change (b)           $     --       $      --       $  407,498
    Fixed maturities                   1,905,315      (1,357,521)        31,382
    Equity securities                    335,006        (254,518)       545,074
    Other (c)                           (430,956)        527,473        143,368
- -------------------------------------------------------------------------------
INCREASE (DECREASE) IN UNREALIZED
  APPRECIATION                        $1,809,365     $(1,084,566)    $1,127,322
- -------------------------------------------------------------------------------

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

     The gross gains and gross losses realized on the disposition of available for sale securities for 1995 and 1994 follows:


(in thousands)
- --------------------------------------------------------------------------------
                                                               GROSS       GROSS
                                                            REALIZED    REALIZED
                                                               GAINS      LOSSES
- --------------------------------------------------------------------------------
1995
Bonds                                                       $ 60,205    $ 42,633
Common Stocks                                                276,036     215,162
Preferred Stocks                                              10,189       1,510
Financial services securities available for sale               8,244         799
- --------------------------------------------------------------------------------
Total                                                       $354,674    $260,104
- --------------------------------------------------------------------------------
1994
Bonds                                                       $ 50,416    $139,224
Common Stocks                                                302,318      92,257
Preferred Stocks                                              13,911         369
Financial services securities available for sale              41,029       8,334
- --------------------------------------------------------------------------------
Total                                                       $407,674    $240,184
- --------------------------------------------------------------------------------

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

     The amortized cost and estimated market value of investments in fixed maturities carried at amortized cost at December 31, 1995 and December 31, 1994 were as follows:

(in thousands)
- ------------------------------------------------------------------------------------
                                                    GROSS       GROSS      ESTIMATED
                                      AMORTIZED  UNREALIZED  UNREALIZED       MARKET
                                           COST     GAINS      LOSSES          VALUE
- ------------------------------------------------------------------------------------
1995
Fixed maturities held to
  maturity:
  Bonds:
    U.S. Government (a)             $     4,908  $    604    $      5    $     5,507
    States (b)                       11,078,968   743,726       8,144     11,814,550
    Foreign governments                     124         9        --              133
    All other corporate                   2,025      --            25          2,000
- ------------------------------------------------------------------------------------
Total bonds                          11,086,025   744,339       8,174     11,822,190
Preferred stocks                        459,505   160,956         244        620,217
- ------------------------------------------------------------------------------------
Total fixed maturities              $11,545,530  $905,295    $  8,418    $12,442,407
- ------------------------------------------------------------------------------------
1994
Fixed maturities held to
  maturity:
  Bonds:
    U.S. Government (a)             $     4,627  $     39    $    201    $     4,465
    States (b)                       13,035,025   346,979     278,845     13,103,159
    Foreign governments                     126      --          --              126
    All other corporate                   2,029      --           109          1,920
- ------------------------------------------------------------------------------------
Total bonds                          13,041,807   347,018     279,155     13,109,670
Preferred stocks                        412,503    12,484         212        424,775
- ------------------------------------------------------------------------------------
Total fixed maturities              $13,454,310  $359,502    $279,367    $13,534,445
- ------------------------------------------------------------------------------------

(a)   Including U.S. Government agencies and authorities.
(b)   Including municipalities and political subdivisions.

- --------------------------------------------------------------------------------

8. INVESTMENT INFORMATION (CONTINUED)

     The amortized cost and estimated market value of bonds available for sale and carried at market value at December 31, 1995 and 1994 were as follows:

(in thousands)
- --------------------------------------------------------------------------------------------
                                                            Gross       Gross      Estimated
                                          Amortized    Unrealized    Unrealized       Market
                                               Cost         Gains      Losses          Value
- --------------------------------------------------------------------------------------------
1995
Fixed maturities available for sale:
Bonds:
 U.S. Government (a)                    $ 1,380,182    $  121,977    $  1,426    $ 1,500,733
 States (b)                               5,232,316       277,086       3,275      5,506,127
 Foreign governments                      7,255,915       343,931       8,642      7,591,204
 All other corporate                     15,549,062       852,878      73,233     16,328,707
- --------------------------------------------------------------------------------------------
Total bonds                             $29,417,475    $1,595,872    $ 86,576    $30,926,771
- --------------------------------------------------------------------------------------------
1994
Fixed maturities available for sale:
Bonds:
 U.S. Government (a)                    $ 1,425,914    $   35,565    $133,547    $ 1,327,932
 States (b)                               2,449,698        27,765     114,764      2,362,699
 Foreign governments                      5,310,211        78,319     117,465      5,271,065
 All other corporate                     13,021,488       215,274     385,858     12,850,904
- --------------------------------------------------------------------------------------------
Total bonds                             $22,207,311    $  356,923    $751,634    $21,812,600
- --------------------------------------------------------------------------------------------

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

(in thousands)
- --------------------------------------------------------------------------------
                                                                       Estimated
                                                        Amortized         Market
                                                             Cost          Value
- --------------------------------------------------------------------------------
Fixed maturities held to maturity:
Due in one year or less                               $   131,728    $   140,124
Due after one year through five years                   1,772,180      1,956,021
Due after five years through ten years                  3,664,657      3,975,096
Due after ten years                                     5,976,965      6,371,166
- --------------------------------------------------------------------------------
Total held to maturity                                $11,545,530    $12,442,407
- --------------------------------------------------------------------------------
Fixed maturities available for sale:
Due in one year or less                               $ 2,042,094    $ 1,993,113
Due after one year through five years                  10,796,502     10,628,704
Due after five years through ten years                 10,549,729     11,915,726
Due after ten years                                     6,029,150      6,389,228
- --------------------------------------------------------------------------------
Total available for sale                              $29,417,475    $30,926,771
- --------------------------------------------------------------------------------

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

     The amortized cost, related hedges and estimated market value of securities available for sale and carried at market value at December 31, 1995 and 1994 were as follows:


(in thousands)
- --------------------------------------------------------------------------------------------------------------------------
                                                                                              UNREALIZED
                                                                                                   GAINS
                                                              GROSS          GROSS          (LOSSES)-NET         ESTIMATED
                                           AMORTIZED       UNREALIZED     UNREALIZED          ON HEDGING            MARKET
                                                COST          GAINS         LOSSES          TRANSACTIONS             VALUE
- --------------------------------------------------------------------------------------------------------------------------
1995
Securities available for sale:
    Corporate and bank debt               $1,248,881       $ 33,801       $  1,590              $(31,410)       $1,249,682
    Foreign government obligations         1,152,656         33,475         75,878                43,381         1,153,634
    Asset-backed and collateralized          631,574          7,007          2,156                (5,074)          631,351
    Preferred stocks                         453,870          3,462          3,363                    16           453,985
    U.S. Government obligations              443,641         48,906            773               (49,326)          442,448
- --------------------------------------------------------------------------------------------------------------------------
Total                                     $3,930,622       $126,651       $ 83,760              $(42,413)       $3,931,100
- --------------------------------------------------------------------------------------------------------------------------
1994
Securities available for sale:
    Corporate and bank debt               $1,228,207       $  7,128       $ 23,475              $ 17,198        $1,229,058
    Foreign government obligations         1,254,856          5,717        153,734               149,523         1,256,362
    Asset-backed and collateralized          774,277         10,218          3,105                (6,538)          774,852
    Preferred stocks                         146,521          1,398             80                (1,333)          146,506
    U.S. Government obligations              390,215           --           39,762                39,561           390,014
- --------------------------------------------------------------------------------------------------------------------------
Total                                     $3,794,076       $ 24,461       $220,156              $198,411        $3,796,792
- --------------------------------------------------------------------------------------------------------------------------

                             American International Group, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

8. INVESTMENT INFORMATION (CONTINUED)

     The amortized cost and estimated market values of securities available for sale at December 31, 1995, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

(in thousands)
- --------------------------------------------------------------------------------
                                                                       Estimated
                                                     Amortized            Market
                                                          Cost             Value
- --------------------------------------------------------------------------------
Securities available for sale:
Due in one year or less                             $  164,276        $  164,232
Due after one year through five years                1,696,767         1,798,274
Due after five years through ten years               1,155,880         1,154,885
Due after ten years                                    282,125           182,358
Asset backed and collateralized                        631,574           631,351
- --------------------------------------------------------------------------------
Total available for sale                            $3,930,622        $3,931,100
- --------------------------------------------------------------------------------

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

     The distribution of the CMOs at December 31, 1995 and 1994 was as follows:

- -------------------------------------------------------------------------------
                                                            1995           1994
- -------------------------------------------------------------------------------
GNMA                                                          31%            38%
FHLMC                                                         23             23
FNMA                                                          20             20
VA                                                             5              5
Other                                                         21             14
- -------------------------------------------------------------------------------
                                                             100%           100%
- -------------------------------------------------------------------------------

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

(in thousands)
- --------------------------------------------------------------------------------
Borrowings under Obligations of
GIAs-- AIGFP                                                         $ 5,423,555
- --------------------------------------------------------------------------------
Commercial Paper:
  AIG Funding Inc. (Funding)                                             687,182
  ILFC (a)                                                             1,834,882
  A.I. Credit Corp. (AICCO)                                              644,571
- --------------------------------------------------------------------------------
  Total                                                                3,166,635
- --------------------------------------------------------------------------------
Medium Term Notes:
  ILFC (a)                                                             2,391,535
  AIG                                                                    115,000
- --------------------------------------------------------------------------------
  Total                                                                2,506,535
- --------------------------------------------------------------------------------
Notes and Bonds Payable:
  ILFC (a)                                                             3,550,000
  AIGFP                                                                1,868,943
  AIG: Lire bonds                                                        159,067
    Zero coupon notes                                                     73,348
- --------------------------------------------------------------------------------
  Total                                                                5,651,358
- --------------------------------------------------------------------------------
Loans and Mortgages Payable:
ILFC (a) (b)                                                           1,122,265
AIG                                                                      120,369
- --------------------------------------------------------------------------------
  Total                                                                1,242,634
- --------------------------------------------------------------------------------
Total Borrowings                                                      17,990,717
- --------------------------------------------------------------------------------
Borrowings not guaranteed by AIG                                       8,898,682
Matched GIA borrowings                                                 5,423,555
- --------------------------------------------------------------------------------
                                                                      14,322,237
- --------------------------------------------------------------------------------
Remaining borrowings of AIG                                          $ 3,668,480
- --------------------------------------------------------------------------------

(a)     AIG does not guarantee or support these borrowings.
(b)     Primarily capital lease obligations.

     (a) Commercial Paper:At December 31, 1995, the commercial paper issued and outstanding was as follows:

(dollars in thousands)
- ----------------------------------------------------------------------------------
                                                              Weighted
                     Net                                       Average    Weighted
                    Book       Unamortized         Face       Interest     Average
                   Value       Discount          Amount           Rate    Maturity
- ----------------------------------------------------------------------------------
Funding       $  687,182       $ 5,943       $  693,125           5.71%    60 days
AICCO            644,571         1,553          646,124           5.76     16 days
ILFC           1,834,882         8,748        1,843,630           5.82     89 days
- ----------------------------------------------------------------------------------
Total         $3,166,635       $16,244       $3,182,879           --          --
- ----------------------------------------------------------------------------------

     Commercial paper issued by Funding is guaranteed by AIG. AIG has entered into an agreement in support of AICCO's commercial paper. AIG does not guarantee ILFC's commercial paper.

- --------------------------------------------------------------------------------

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

     Payments due under these investment agreements in each of the next five years ending December 31, and the periods thereafter based on the earliest call dates, were as follows:

(in thousands)
- --------------------------------------------------------------------------------
                                                                       PRINCIPAL
                                                                          AMOUNT
- --------------------------------------------------------------------------------
1996                                                                  $2,540,466
1997                                                                     290,545
1998                                                                     165,065
1999                                                                     227,530
2000                                                                      60,423
Remaining years after 2000                                             2,139,526
- --------------------------------------------------------------------------------
Total                                                                 $5,423,555
- --------------------------------------------------------------------------------

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

     An analysis of the Medium Term Notes for the year ended December 31, 1995 was as follows:

(in thousands)
- ----------------------------------------------------------------------------------
MEDIUM TERM
NOTE SERIES:                          B             C             D          TOTAL
- ----------------------------------------------------------------------------------
Balance December 31, 1994       $40,000       $90,000       $25,000       $155,000
Matured during year                  --        15,000        25,000         40,000
- ----------------------------------------------------------------------------------
Balance December 31, 1995       $40,000       $75,000       $    --       $115,000
- ----------------------------------------------------------------------------------

     The interest rates on this debt range up to 8.45 percent. To the extent deemed appropriate, AIG may enter into swap transactions to reduce its effective short-term borrowing rate.

     At December 31, 1995, the maturity schedule for AIG's outstanding Medium Term Notes was as follows:

(in thousands)
- --------------------------------------------------------------------------------
                                                                       Principal
                                                                          Amount
- --------------------------------------------------------------------------------
1996                                                                    $ 75,000
1997                                                                          --
1998                                                                      40,000
- --------------------------------------------------------------------------------
Total                                                                   $115,000
- --------------------------------------------------------------------------------

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

     At December 31, 1995, the maturity schedule for ILFC's outstanding Medium Term Notes was as follows:

(in thousands)
- --------------------------------------------------------------------------------
                                                                       Principal
                                                                          Amount
- --------------------------------------------------------------------------------
1996                                                                  $  456,050
1997                                                                     534,700
1998                                                                     567,535
1999                                                                     485,250
2000                                                                     156,000
Remaining years after 2000                                               192,000
- --------------------------------------------------------------------------------
Total                                                                 $2,391,535
- --------------------------------------------------------------------------------

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

                             American International Group, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

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

     At December 31, 1995, the maturity schedule for ILFC's Term Notes was as follows:

(in thousands)
- --------------------------------------------------------------------------------
                                                                       Principal
                                                                          Amount
- --------------------------------------------------------------------------------
1996                                                                  $  600,000
1997                                                                     650,000
1998                                                                     750,000
1999                                                                     900,000
2000                                                                     400,000
Remaining years after 2000                                               250,000
- --------------------------------------------------------------------------------
Total                                                                 $3,550,000
- --------------------------------------------------------------------------------

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

     (e) Loans and Mortgages Payable:Loans and mortgages payable at December 31, 1995 consisted of the following:

(in thousands)
- -------------------------------------------------------------------------------------
                                            Financial
                                             Services            AIG            Total
- -------------------------------------------------------------------------------------
Uncollateralized loans payable             $   11,339       $102,301       $  113,640
Collateralized loans and
   mortgages payable*                       1,110,926         18,068        1,128,994
- -------------------------------------------------------------------------------------
Total                                      $1,122,265       $120,369       $1,242,634
- -------------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------

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

     (c) The common stock activity for the three years ended December 31, 1995 was as follows:


- -----------------------------------------------------------------------------------
                                             1995             1994             1993
- -----------------------------------------------------------------------------------
Shares outstanding at
  beginning of year                   315,840,626      317,628,067      211,629,013
Acquired during year                     (236,443)      (2,086,113)        (148,872)
Issued under stock option
  and purchase plans                      517,844          298,672          350,848
Stock split effected
  as stock dividend                   168,693,199               --      112,461,475
Other*                                (10,631,000)              --       (6,664,397)
- -----------------------------------------------------------------------------------
Shares outstanding at end of year     474,184,226      315,840,626      317,628,067
- -----------------------------------------------------------------------------------

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

                             American International Group, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

11. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

     The following table presents AIGFP's swaps and swaptions portfolio by maturity and type of derivative at December 31, 1995:

(in thousands)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                           Remaining Life
                                                -------------------------------------------------------
                                                        One  Two Through    Six Through    After Ten          Total          Total
                                                       Year   Five Years      Ten Years        Years           1995           1994
- ----------------------------------------------------------------------------------------------------------------------------------
Interest rate, currency and equity/commodity
swaps and swaptions:
Notional amount:
  Interest rate swaps                           $26,726,000  $61,700,000    $31,497,000  $10,518,000   $130,441,000   $105,581,000
  Currency swaps                                  5,942,000   14,161,000      5,305,000    3,421,000     28,829,000     18,260,000
  Equity/commodity swaps                            247,000       48,000             --       25,000        320,000        817,000
  Swaptions                                         417,000    1,246,000      1,939,000      772,000      4,374,000      9,060,000
- ----------------------------------------------------------------------------------------------------------------------------------
Total                                           $33,332,000  $77,155,000    $38,741,000  $14,736,000   $163,964,000   $133,718,000
- ----------------------------------------------------------------------------------------------------------------------------------

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

     The following table presents AIGFP's futures and forward contracts portfolio by maturity and type of derivative at December 31, 1995:

(in thousands)
- ---------------------------------------------------------------------------------------------------------------------------
                                                           REMAINING LIFE
                                      --------------------------------------------------------

                                              ONE    TWO THROUGH     SIX THROUGH    AFTER TEN          TOTAL          TOTAL
                                             YEAR     FIVE YEARS       TEN YEARS        YEARS           1995           1994
- ---------------------------------------------------------------------------------------------------------------------------
Futures and forward contracts:
Exchange traded futures contracts
  contractual amount                  $16,050,000              --             --           --    $16,050,000    $13,183,000
- ---------------------------------------------------------------------------------------------------------------------------
Over the counter forward contracts
  contractual amount                  $ 2,236,000    $      2,000             --           --    $ 2,238,000    $ 2,049,000
- ---------------------------------------------------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------

11. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

     AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At December 31, 1995, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
- -------------------------------------------------------------------------------------------------------
                                             Net Replacement Value
                                         -----------------------------

                                          Swaps And        Futures And           Total            Total
                                          Swaptions  Forward Contracts            1995             1994
- -------------------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                    $1,994,000           $    --       $1,994,000       $1,093,000
  AA                                      2,129,000            17,000        2,146,000        1,987,000
  A                                       1,433,000            10,000        1,443,000        1,012,000
  BBB                                     1,239,000                --        1,239,000          525,000
  Below investment grade                     49,000                --           49,000           21,000
  Not externally rated--exchanges*               --            23,000           23,000           13,000
- -------------------------------------------------------------------------------------------------------
Total                                    $6,844,000           $50,000       $6,894,000       $4,651,000
- -------------------------------------------------------------------------------------------------------

* Exchange traded futures are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

     At December 31, 1995, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
- ------------------------------------------------------------------------------------------------------------
                                                  Net Replacement Value
                                            ---------------------------------
                                            Swaps And       Futures And               Total            Total
                                            Swaptions       Forward Contracts          1995             1994
- ------------------------------------------------------------------------------------------------------------
Non-U.S. banks                             $2,425,000                 $18,000    $2,443,000       $2,101,000
Insured municipalities                        880,000                      --       880,000          270,000
U.S. industrials                            1,025,000                      --     1,025,000          494,000
Governmental                                  845,000                      --       845,000          726,000
Non-U.S. financial service companies           40,000                      --        40,000           31,000
Non-U.S. industrials                          531,000                      --       531,000          372,000
Special purpose                               113,000                      --       113,000           16,000
U.S. banks                                    310,000                   9,000       319,000          172,000
U.S. financial service companies              424,000                      --       424,000          324,000
Supranationals                                251,000                      --       251,000          132,000
Exchanges*                                         --                  23,000        23,000           13,000
- ------------------------------------------------------------------------------------------------------------
Total                                      $6,844,000                 $50,000    $6,894,000       $4,651,000
- ------------------------------------------------------------------------------------------------------------

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

                             American International Group, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

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

     The following table presents AIGTG's derivatives portfolio and the associated credit exposure, if applicable, by maturity and type of derivative at December 31, 1995:

(in thousands)
- -------------------------------------------------------------------------------------------------------------------------------
                                                              Remaining Life
                                               -------------------------------------------------
                                                        One  Two Through  Six Through  After Ten          Total           Total
                                                       Year   Five Years    Ten Years      Years           1995            1994
- -------------------------------------------------------------------------------------------------------------------------------
Futures and forward contracts
  and interest rate and
  currency swaps:
Exchange traded futures contracts
  contractual amount                           $ 22,494,000   $4,131,000   $  180,000   $     --   $ 26,805,000    $ 21,504,000
- -------------------------------------------------------------------------------------------------------------------------------
Over the counter forward contracts
  contractual amount                           $174,487,000   $8,075,000   $1,142,000   $  6,000   $183,710,000    $171,287,000
- -------------------------------------------------------------------------------------------------------------------------------
Interest rate and currency swaps:
  Notional amount:
    Interest rate swaps and forward
      rate agreements                          $ 22,064,000   $6,889,000   $  833,000   $150,000   $ 29,936,000    $ 19,891,000
    Currency swaps                                       --    2,734,000    1,227,000    580,000      4,541,000              --
- -------------------------------------------------------------------------------------------------------------------------------
Total                                          $ 22,064,000   $9,623,000   $2,060,000   $730,000   $ 34,477,000    $ 19,891,000
- -------------------------------------------------------------------------------------------------------------------------------
Futures and forward contracts and interest rate and currency swaps:
    Credit exposure:
      Gross replacement value                  $  3,590,000   $  838,000   $  243,000   $ 53,000    $  4,724,000   $  3,531,000
      Master netting arrangements                (2,097,000)    (318,000)     (74,000)   (16,000)     (2,505,000)    (1,577,000)
      Collateral                                    (52,000)     (49,000)     (48,000)        --        (149,000)       (83,000)
- -------------------------------------------------------------------------------------------------------------------------------
Net replacement value *                        $  1,441,000   $  471,000   $  121,000   $ 37,000    $  2,070,000   $  1,871,000
- -------------------------------------------------------------------------------------------------------------------------------

* The net replacement value of $356.0 million with respect to interest rate and currency swaps is presented as a component of unrealized gain on interest rate and currency swaps, options and forward transactions.

- --------------------------------------------------------------------------------

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

     The following table presents AIGTG's options portfolio and the associated credit exposure, if applicable, by maturity and type of derivative at December 31, 1995:

(in thousands)
- --------------------------------------------------------------------------------------------------------------------------------
                                                                 Remaining Life
                                              --------------------------------------------------
                                                      One    Two Through  Six Through  After Ten           Total           Total
                                                     Year     Five Years    Ten Years      Years            1995            1994
- --------------------------------------------------------------------------------------------------------------------------------
Option contracts:
Contractual amounts for purchased options:
  Exchange traded                             $ 1,112,000    $   146,000    $      --         --    $  1,258,000    $  1,410,000
  Over the counter                             21,348,000      3,179,000      752,000         --      25,279,000      13,827,000
- --------------------------------------------------------------------------------------------------------------------------------
Total                                         $22,460,000    $ 3,325,000    $ 752,000         --    $ 26,537,000    $ 15,237,000
- --------------------------------------------------------------------------------------------------------------------------------
Credit exposure for purchased options:
  Gross replacement value                     $   478,000    $   164,000    $  64,000         --    $    706,000    $    370,000
  Master netting arrangements                    (188,000)       (41,000)      (1,000)        --        (230,000)        (72,000)
  Collateral                                      (17,000)            --           --         --         (17,000)        (23,000)
- --------------------------------------------------------------------------------------------------------------------------------
Net replacement value (a)                     $   273,000    $   123,000    $  63,000         --    $    459,000    $    275,000
- --------------------------------------------------------------------------------------------------------------------------------
Contractual amounts for sold options (b)      $23,456,000    $ 3,656,000    $ 968,000         --    $ 28,080,000    $ 14,158,000
- --------------------------------------------------------------------------------------------------------------------------------

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

     AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At December 31, 1995, the counterparty credit quality by derivative product with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in thousands)
- -----------------------------------------------------------------------------------------------------------------------
                                                             Net Replacement Value
                                               --------------------------------------------
                                                   Futures And Forward
                                                Contracts And Interest     Over The Counter         Total         Total
                                               Rate And Currency Swaps    Purchased Options          1995          1994
- -----------------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                       $  154,000             $ 60,000    $  214,000    $  240,000
  AA                                                           717,000              189,000       906,000       782,000
  A                                                            449,000               81,000       530,000       620,000
  BBB                                                           65,000                7,000        72,000        67,000
  Below investment grade                                        20,000                2,000        22,000        32,000
  Not externally rated, including exchange
    traded futures and options*                                665,000              120,000       785,000       405,000
- -----------------------------------------------------------------------------------------------------------------------
Total                                                       $2,070,000             $459,000    $2,529,000    $2,146,000
- -----------------------------------------------------------------------------------------------------------------------

* Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

                             American International Group, Inc. and Subsidiaries
- --------------------------------------------------------------------------------


11. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

     At December 31, 1995, the counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in thousands)
- ----------------------------------------------------------------------------------------------------------------------
                                                Net Replacement Value
                                           -----------------------------------------------
                                               Futures And Forward
                                            Contracts And Interest      Over The Counter           Total         Total
                                           Rate And Currency Swaps      Purchased  Options          1995          1994
- ----------------------------------------------------------------------------------------------------------------------
Non-U.S. banks                                          $  611,000                $223,000    $  834,000    $  818,000
U.S. industrials                                           332,000                   8,000       340,000       322,000
Governmental                                               132,000                  20,000       152,000       112,000
Non-U.S. financial service companies                       222,000                  36,000       258,000        54,000
Non-U.S. industrials                                       101,000                  15,000       116,000       164,000
U.S. banks                                                 288,000                  37,000       325,000       426,000
U.S. financial service companies                           132,000                  99,000       231,000       110,000
Exchanges*                                                 252,000                  21,000       273,000       140,000
- ----------------------------------------------------------------------------------------------------------------------
Total                                                   $2,070,000                $459,000    $2,529,000    $2,146,000
- ----------------------------------------------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------

11. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

     A summary of reserve activity, including estimates for applicable incurred but not reported losses and loss expenses, relating to asbestos and environmental claims separately and combined at December 31, 1995, 1994 and 1993 was as follows:

(in millions)
- --------------------------------------------------------------------------------------------------------------------------------
                                                                       1995                 1994                    1993
                                                                ------------------    ------------------     -------------------
                                                                   Gross       Net       Gross       Net        Gross        Net
- --------------------------------------------------------------------------------------------------------------------------------
Asbestos:
Reserve for losses and loss expenses at beginning of year       $  686.0    $130.2    $  656.0    $116.7     $  558.4    $  86.9
Losses and loss expenses incurred                                  197.7      20.5       149.2      45.8        242.9       65.1
Losses and loss expenses paid                                     (138.9)    (22.8)     (119.2)    (32.3)      (145.3)     (35.3)
- --------------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year             $  744.8    $127.9    $  686.0    $130.2     $  656.0    $ 116.7
- --------------------------------------------------------------------------------------------------------------------------------
Environmental:
Reserve for losses and loss expenses at beginning of year       $  728.1    $200.1    $  684.8    $191.5     $  566.4    $ 166.6
Losses and loss expenses incurred                                  684.9     231.7       187.5      61.8        278.6      106.5
Losses and loss expenses paid                                     (215.1)    (52.5)     (144.2)    (53.2)      (160.2)     (81.6)
- --------------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year             $1,197.9    $379.3    $  728.1    $200.1     $  684.8    $ 191.5
- --------------------------------------------------------------------------------------------------------------------------------
Combined:
Reserve for losses and loss expenses at beginning of year       $1,414.1    $330.3    $1,340.8    $308.2     $1,124.8    $ 253.5
Losses and loss expenses incurred                                  882.6     252.2       336.7     107.6        521.5      171.6
Losses and loss expenses paid                                     (354.0)    (75.3)     (263.4)    (85.5)      (305.5)    (116.9)
- --------------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year             $1,942.7    $507.2    $1,414.1    $330.3     $1,340.8    $ 308.2
- --------------------------------------------------------------------------------------------------------------------------------

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

                             American International Group, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

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

     The carrying values and fair values of AIG's financial instruments at December 31, 1995 and December 31, 1994 and the average fair values with respect to derivative positions during 1995 and 1994 were as follows:


(in thousands)
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                         1995                                1994
                                                       ------------------------------------  ------------------------------------
                                                                                    Average                               Average
                                                          Carrying         Fair        Fair     Carrying         Fair        Fair
                                                             Value        Value       Value        Value        Value       Value
- ---------------------------------------------------------------------------------------------------------------------------------
Fixed maturities                                       $42,900,597  $43,797,474  $       --  $35,430,866  $35,511,002  $       --
Equity securities                                        5,369,321    5,369,321          --    5,099,171    5,099,171          --
Mortgage loans on real estate, policy
  and collateral loans                                   7,860,532    7,885,655          --    5,353,074    5,381,198          --
Securities available for sale                            3,931,100    3,931,100   4,089,766    3,796,792    3,796,792   4,262,469
Trading securities                                       2,641,436    2,641,436   3,193,973    2,483,637    2,483,637   2,268,539
Spot commodities                                         1,079,124    1,079,124   1,127,600      916,833      916,833   1,099,350
Unrealized gain on interest rate and currency
  swaps, options and forward transactions                7,250,954    7,250,954   6,477,814    4,650,743    4,650,743   4,930,135
Trade receivables                                        3,321,985    3,321,985   3,250,451    2,629,734    2,629,734   2,689,014
Securities purchased under agreement to resell           2,022,056    2,022,056          --    1,209,403    1,209,403          --
Other invested assets                                    2,808,158    2,808,158          --    1,953,015    1,953,015          --
Short-term investments                                   2,272,528    2,272,528          --    2,467,453    2,467,453          --
Cash                                                        88,371       88,371          --       76,237       76,237          --
Policyholders' contract deposits                         9,580,983    9,673,374          --    6,487,426    6,396,626          --
Borrowings under obligations of guaranteed
  investment agreements                                  5,423,555    6,247,398          --    5,535,318    5,623,119          --
Securities sold under agreements to repurchase           1,379,872    1,379,872          --    1,342,064    1,342,064          --
Trade payables                                           2,810,947    2,810,947   3,335,512    2,108,263    2,108,263   2,762,057
Securities sold but not yet purchased,
  principally obligations of the U.S. Government
  and Government agencies                                1,204,386    1,204,386          --      192,898      192,898          --
Spot commodities sold but not yet purchased                783,302      783,302     662,800      369,089      369,089     394,425
Unrealized loss on interest rate and
  currency swaps, options and forward
  transactions                                           6,405,045    6,405,045   5,415,325    3,659,450    3,659,450   4,071,962
Deposits due to banks and other depositors                 957,441      957,441          --      655,973      655,973          --
Commercial paper                                         3,166,635    3,166,635          --    3,789,559    3,789,559          --
Notes, bonds, loans and mortgages payable                9,400,527    9,700,189          --    8,194,600    8,013,629          --
- ---------------------------------------------------------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------

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

     Additional information with respect to AIG's plans at December 31, 1995, and changes for the three years then ended, was as follows:


- ---------------------------------------------------------------------------------------------------------------------------------
                                                      1995                            1994                          1993
                                           --------------------------    ---------------------------    -------------------------
                                                             Weighted                       Weighted                     Weighted
                                                              Average                        Average                      Average
                                              Shares   Exercise Price       Shares    Exercise Price      Shares   Exercise Price
- ---------------------------------------------------------------------------------------------------------------------------------
Shares Under Option:
Outstanding at beginning of year           4,148,082           $40.31    3,933,389            $35.60    3,938,900          $30.31
Granted                                      557,675            90.33      593,550             64.39      521,362           59.21
Exercised                                   (517,204)           24.84     (312,579)            25.17     (469,668)          17.83
Forfeited                                    (57,840)           48.21      (66,278)            48.12      (57,205)          32.24
- ---------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                 4,130,713           $48.89    4,148,082            $40.31    3,933,389          $35.60
- ---------------------------------------------------------------------------------------------------------------------------------
Options exercisable at year-end            2,749,517           $37.00    2,700,035            $31.12    2,329,323          $26.97
- ---------------------------------------------------------------------------------------------------------------------------------
Weighted average fair value per share of
options granted during 1995                                    $32.92
- ---------------------------------------------------------------------------------------------------------------------------------

     Information about fixed stock options outstanding at December 31, 1995, is summarized as follows:

- ----------------------------------------------------------------------------------------------------------------
                                          Options Outstanding                            Options Exercisable
                                 ------------------------------------------------  -----------------------------
                                                        Weighted         Weighted                       Weighted
                                    Number     Average Remaining          Average       Number           Average
Range Of Exercise Prices         Outstanding    Contractual Life   Exercise Price   Exercisable   Exercise Price
- ----------------------------------------------------------------------------------------------------------------
$18.13-26.06                         975,274           2.9 years           $21.79      975,274            $21.79
32.00-43.00                          969,402           5.0 years            35.63      958,026             35.59
53.00-66.08                        1,629,112           7.9 years            58.82      816,217             56.81
67.42-93.25                          556,925           9.8 years            90.35           --                --
- ----------------------------------------------------------------------------------------------------------------
                                   4,130,713                                         2,749,517
- ----------------------------------------------------------------------------------------------------------------

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

                             American International Group, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

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

     Assumptions associated with the projected benefit obligation and expected long-term rate of return on plan assets at December 31, 1995 were as follows:


- -------------------------------------------------------------------------------
                                                     Range Of
                                               Non-U.S. Plans*       U.S. Plans
- -------------------------------------------------------------------------------
Discount rate                                        4.5-10.0%              7.3%
Salary increase rate                                  3.5-10.0              5.0
Expected long-term rate
of return on plan assets                              5.0-10.0              9.0
- -------------------------------------------------------------------------------

* The ranges for the non-U.S. plans reflect the local socioeconomic environments in which AIG operates.

- --------------------------------------------------------------------------------

14. EMPLOYEE BENEFITS (CONTINUED)

     The following table sets forth the funded status of the various pension plans and the amounts recognized in the accompanying consolidated balance sheet as of December 31, 1995 and 1994:

(in thousands)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                         1995                                      1994
                                                         ------------------------------------     ---------------------------------
                                                          Non-U.S.         U.S.                   Non-U.S.         U.S.
                                                             Plans        Plans         Total        Plans        Plans       Total
- -----------------------------------------------------------------------------------------------------------------------------------
Plan assets at fair value*                                $161,112     $193,511     $ 354,623     $158,695     $146,065    $304,760
- -----------------------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Accumulated benefits earned prior to valuation date:
    Vested                                                 209,936      142,250       352,186      164,802       99,694     264,496
    Nonvested                                               33,640       20,245        53,885       24,887       14,713      39,600
- -----------------------------------------------------------------------------------------------------------------------------------
  Accumulated benefit obligation                           243,576      162,495       406,071      189,689      114,407     304,096
  Additional benefits based on estimated
   future salary levels                                     67,478       90,636       158,114       68,908       53,033     121,941
- -----------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation                               311,054      253,131       564,185      258,597      167,440     426,037
- -----------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets      149,942       59,620       209,562       99,902       21,375     121,277
- -----------------------------------------------------------------------------------------------------------------------------------
  Unrecognized prior service cost                          (10,920)     (18,457)      (29,377)      (9,593)      (3,035)    (12,628)
  Unrecognized net gain (loss)                             (49,831)       5,529       (44,302)      (3,849)      26,582      22,733
  Unamortized balance of the initial transition amounts    (19,925)     (10,639)      (30,564)     (24,259)     (12,141)    (36,400)
- -----------------------------------------------------------------------------------------------------------------------------------
Net amounts to be applied to future periods                (80,676)     (23,567)     (104,243)     (37,701)      11,406     (26,295)
Adjustment to reflect minimum liability                     40,166        3,401        43,567       19,014          488      19,502
- -----------------------------------------------------------------------------------------------------------------------------------
Accrued pension liability                                 $109,432     $ 39,454     $ 148,886     $ 81,215     $ 33,269    $114,484
- -----------------------------------------------------------------------------------------------------------------------------------

* Plan assets are invested primarily in fixed-income securities and listed stocks.

     Net pension cost for the years ended December 31, 1995, 1994 and 1993 included the following components:

(in thousands)
- ---------------------------------------------------------------------------------
                                                   1995         1994         1993
- ---------------------------------------------------------------------------------
Cost of benefits earned during the period      $ 40,015     $ 41,986     $ 33,258
Interest cost on the projected benefit
  obligation                                     27,320       24,795       23,243
Actual return on all retirement plan assets     (53,904)      (8,789)     (29,613)
Net amortization and deferral of
  actuarial gains and losses                     30,114      (15,466)       7,542
Amortization of the initial
  transition amount                               3,720        3,749        3,389
- ---------------------------------------------------------------------------------
Net pension expense*                           $ 47,265     $ 46,275     $ 37,819
- ---------------------------------------------------------------------------------

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

                             American International Group, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

14. EMPLOYEE BENEFITS (CONTINUED)

     Assumptions associated with the accrued postretirement benefit liability at December 31, 1995 were as follows:

- -------------------------------------------------------------------------------
                                                               Non-U.S.    U.S.
                                                                  Plans    Plans
- -------------------------------------------------------------------------------
Discount rate                                                 6.5-10.0%     7.3%
Salary increase rate                                           5.0-10.0      --
Medical trend rate year 1*                                         14.0    10.5
Medical trend rate year 6 and 9                                     6.0     5.5
- -------------------------------------------------------------------------------

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


(in thousands)
- -------------------------------------------------------------------------------
                                                 Non-U.S.       U.S.
                                                    Plans      Plans      Total
- -------------------------------------------------------------------------------
1995
Accumulated postretirement
  benefit obligation:
Retirees                                          $ 2,128   $ 42,771    $44,899
Fully eligible active employees                     5,790      1,715      7,505
Other active employees                              7,898     11,204     19,102
- -------------------------------------------------------------------------------
                                                   15,816     55,690     71,506
- -------------------------------------------------------------------------------
Unrecognized net loss                                  --     (3,355)    (3,355)
Unrecognized prior service cost                        --     28,802     28,802
- -------------------------------------------------------------------------------
Accrued postretirement benefit
  liabilities                                     $15,816   $ 81,137    $96,953
- -------------------------------------------------------------------------------
1994
Accumulated postretirement
  benefit obligation:
Retirees                                          $ 1,896   $ 44,521    $46,417
Fully eligible active employees                     4,301        845      5,146
Other active employees                              5,932      9,059     14,991
- -------------------------------------------------------------------------------
                                                   12,129     54,425     66,554
- -------------------------------------------------------------------------------
Unrecognized net loss                                  --     (2,931)    (2,931)
Unrecognized prior service cost                        --     30,319     30,319
- -------------------------------------------------------------------------------
Accrued postretirement benefit
liabilities                                       $12,129   $ 81,813    $93,942
- -------------------------------------------------------------------------------

     The net periodic postretirement costs for the years ended December 31, 1995, 1994 and 1993 included the following components:

(in thousands)
- --------------------------------------------------------------------------------
                                                              Life
                                                Medical   Insurance
                                                  Plans       Plans        Total
- --------------------------------------------------------------------------------
1995
Cost of benefits earned during
  the period                                    $ 1,011      $  448     $ 1,459
Interest cost on accumulated
  postretirement benefit obligations              3,744       1,246       4,990
Amortization of prior service cost               (1,344)       (172)     (1,516)
- -------------------------------------------------------------------------------
Net periodic postretirement
  benefit costs                                 $ 3,411      $1,522     $ 4,933
- -------------------------------------------------------------------------------
1994
Cost of benefits earned during
  the period                                    $ 1,160      $  499     $ 1,659
Interest cost on accumulated
  postretirement benefit obligations              4,055       1,032       5,087
Amortization of prior service cost               (1,344)       (172)     (1,516)
Amortization of net actuarial losses                318          --         318
- -------------------------------------------------------------------------------
Net periodic postretirement
  benefit costs                                 $ 4,189      $1,359     $ 5,548
- -------------------------------------------------------------------------------
1993
Cost of benefits earned during
  the period                                    $   876      $  384     $ 1,260
Interest cost on accumulated
  postretirement benefit obligations              3,693       1,110       4,803
Amortization of prior service cost               (1,344)       (172)     (1,516)
- -------------------------------------------------------------------------------
Net periodic postretirement
  benefit costs                                 $ 3,225      $1,322     $ 4,547
- -------------------------------------------------------------------------------


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

15. LEASES

(a) AIG and its subsidiaries occupy leased space in many locations under various long-term leases and have entered into various leases covering the long-term use of data processing equipment. At December 31, 1995, the future minimum lease payments under operating leases were as follows:

(in thousands)
- --------------------------------------------------------------------------------
1996                                                                    $183,813
1997                                                                     136,160
1998                                                                     100,525
1999                                                                      74,961
2000                                                                      65,155
Remaining years after 2000                                               228,412
- --------------------------------------------------------------------------------
Total                                                                   $789,026
- --------------------------------------------------------------------------------

     Rent expense approximated $215,600,000, $208,000,000, and $200,500,000 for
the years ended December 31, 1995, 1994 and 1993, respectively.

     (b) Minimum future rental income on noncancelable operating leases of flight equipment which have been delivered at December 31, 1995 was as follows:

(in thousands)
- --------------------------------------------------------------------------------
1996                                                                  $1,112,237
1997                                                                     889,205
1998                                                                     700,100
1999                                                                     551,181
2000                                                                     404,996
Remaining years after 2000                                               743,435
- --------------------------------------------------------------------------------
Total                                                                 $4,401,154
- --------------------------------------------------------------------------------

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

                             American International Group, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

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

     The following table is a summary of the operations by major operating segments for the years ended December 31, 1995, 1994 and 1993:


                                                                 Industry Segments-1995
                         ------------------------------------------------------------------------------------------------------
                                                                                                  Adjustments
                                             General         Life    Agency And    Financial              And
(In Thousands)                Parent       Insurance    Insurance   Service Fee     Services     Eliminations(a)  Consolidated
- -------------------------------------------------------------------------------------------------------------------------------
Revenues                 $   730,057(b)  $13,019,523  $10,335,758      $261,873  $ 2,204,090       $   (677,279)   $ 25,874,022
- -------------------------------------------------------------------------------------------------------------------------------
Income before income
  taxes and cumulative
  effect of accounting
  changes                $   730,057(b)  $ 1,975,375  $ 1,090,605      $ 56,909  $   417,741       $   (804,804)   $  3,465,883
- -------------------------------------------------------------------------------------------------------------------------------
Equity in net income
  of partially-owned
  companies              $    38,308     $    43,204  $     3,150      $     --  $        --       $        358    $     85,020
- -------------------------------------------------------------------------------------------------------------------------------
Depreciation expense     $        --     $    88,773  $    49,786      $  2,339  $   522,141       $     71,521    $    734,560
- -------------------------------------------------------------------------------------------------------------------------------
Capital expenditures     $       141     $   126,096  $    53,936      $  1,731  $ 3,359,468(c)    $     95,745    $  3,637,117(c)
- -------------------------------------------------------------------------------------------------------------------------------
Identifiable assets      $20,445,762     $56,074,024  $43,280,484      $149,392  $36,833,772       $(22,647,036)   $134,136,398
- -------------------------------------------------------------------------------------------------------------------------------

                                                               Industry Segments-1994
                             ----------------------------------------------------------------------------------------------------
                                                                                                     Adjustments
                                                 General         Life   Agency And    Financial              And
(In Thousands)                    Parent       Insurance    Insurance  Service Fee     Services     Eliminations(a)  Consolidated
- ---------------------------------------------------------------------------------------------------------------------------------
Revenues                     $   899,698(b)  $11,774,410  $ 8,559,455   $237,940    $ 1,783,239     $   (896,033)    $ 22,358,709
- ---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes
and cumulative effect of
accounting changes           $   899,698(b)  $ 1,635,096  $   952,484   $ 54,129    $   404,853     $   (994,281)    $  2,951,979
- ---------------------------------------------------------------------------------------------------------------------------------
Equity in net income (loss)
  of partially-owned
  companies                  $    25,476     $    32,687  $       829   $    (61)   $        --     $        182     $     59,113
- ---------------------------------------------------------------------------------------------------------------------------------
Depreciation expense         $        --     $    66,514  $    43,317   $  3,514    $   402,741     $     65,844     $    581,930
- ---------------------------------------------------------------------------------------------------------------------------------
Capital expenditures         $       545     $   131,721  $   106,957   $  2,822    $ 2,841,317(c)  $     87,882     $  3,171,244(c)
- ---------------------------------------------------------------------------------------------------------------------------------
Identifiable assets          $17,295,644     $51,372,100  $34,496,652   $184,310    $30,660,776     $(19,663,365)    $114,346,117
- ---------------------------------------------------------------------------------------------------------------------------------

                                                         Industry Segments-1993
                        --------------------------------------------------------------------------------------------------------
                                                                                                   Adjustments
                                             General          Life    Agency And    Financial              And
(In Thousands)               Parent        Insurance     Insurance   Service Fee     Services     Eliminations)(a)  Consolidated
- --------------------------------------------------------------------------------------------------------------------------------
Revenues                $   908,176(b)   $10,972,384   $ 7,300,336   $ 239,641    $ 1,529,079     $   (881,329)     $ 20,068,287
- --------------------------------------------------------------------------------------------------------------------------------
Income before income
  taxes and
  cumulative effect
  of accounting
  changes               $   908,176(b)   $ 1,416,135   $   781,611   $  60,247    $   390,038     $   (955,126)     $  2,601,081
- --------------------------------------------------------------------------------------------------------------------------------
Equity in net
  income (loss) of
  partially-owned
  companies             $    11,183      $    36,618   $     1,260   $    (202)   $        --     $        236      $     49,095
- --------------------------------------------------------------------------------------------------------------------------------
Depreciation expense    $        --      $    40,535   $    39,258   $   3,787    $   326,028     $     62,639      $    472,247
- --------------------------------------------------------------------------------------------------------------------------------
Capital expenditures    $        --      $   103,686   $   119,157   $   4,801    $ 2,575,652(c)  $    109,737      $  2,913,033(c)
- --------------------------------------------------------------------------------------------------------------------------------
Identifiable assets     $16,210,208      $46,981,720   $28,381,164   $ 179,297    $25,514,258     $(16,251,799)     $101,014,848
- --------------------------------------------------------------------------------------------------------------------------------

(a) Including other operations and other income (deductions)-net, which are not deemed to be reportable segments.

(b)  Substantially dividend income from subsidiaries.

(c)  Relating primarily to ILFC.

- --------------------------------------------------------------------------------
18. Segment Information (continued)

     (b) The following table is a summary of AIG's general insurance operations by major operating category for the years ended December 31, 1995, 1994 and 1993:

                                                                         Net Premiums
                                     --------------------------------------------------------------------------------
                                                       Written                                 Earned
                                     ---------------------------------------   --------------------------------------
(in thousands)                              1995          1994          1993          1995          1994         1993
- ---------------------------------------------------------------------------------------------------------------------
Underwriting:
Foreign                              $ 4,202,815   $ 3,733,386   $ 3,045,990   $ 4,083,200   $ 3,603,175   $2,918,168
Commercial casualty (a)                5,895,757     5,684,895     5,416,060     5,645,281     5,296,272    5,232,266
Commercial property                      452,323       306,631       237,090       403,037       290,195      176,620
Pools and associations (b)               400,951       444,526       746,390       394,088       427,272      723,077
Personal lines (c)                       692,747       492,122       401,611       628,068       464,120      362,191
Mortgage guaranty                        248,429       204,193       178,762       252,057       205,797      154,318
- ---------------------------------------------------------------------------------------------------------------------
Total underwriting                   $11,893,022   $10,865,753   $10,025,903   $11,405,731   $10,286,831   $9,566,640
- ---------------------------------------------------------------------------------------------------------------------

                                                Operating Income
                                      ------------------------------------

(in thousands)                              1995         1994         1993
- --------------------------------------------------------------------------
Underwriting:
Foreign                               $  304,069   $  203,707   $  132,399
Commercial casualty (a)                  252,673      253,677      251,886
Commercial property                       (9,238)     (77,933)     (48,900)
Pools and associations (b)              (263,291)    (293,907)    (368,045)
Personal lines (c)                        (6,558)     (17,147)     (24,324)
Mortgage guaranty                         83,928       79,120       67,375
- --------------------------------------------------------------------------
Total underwriting                       361,583      147,517       10,391
- --------------------------------------------------------------------------
Net investment income                  1,545,717    1,435,092    1,340,480
Realized capital gains                    68,075       52,487       65,264
- --------------------------------------------------------------------------
General insurance operating income    $1,975,375   $1,635,096   $1,416,135
- --------------------------------------------------------------------------


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


                                                                                         Geographic Segments-1995
                                                                         ------------------------------------------------------
                                                                                                           Other
(In Thousands)                                                           Domestic(a)      Far East       Foreign   Consolidated
- -------------------------------------------------------------------------------------------------------------------------------
Revenues (b)                                                             $12,097,038   $ 9,859,833   $ 3,917,151   $ 25,874,022
- -------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of accounting changes   $ 1,698,606   $ 1,375,307   $   391,970   $  3,465,883
- -------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                                      $84,456,853   $27,580,921   $22,098,624   $134,136,398
- -------------------------------------------------------------------------------------------------------------------------------

                                                                                         Geographic Segments-1994
                                                                         ------------------------------------------------------
                                                                                                           Other
(In Thousands)                                                           Domestic(a)      Far East       Foreign   Consolidated
- -------------------------------------------------------------------------------------------------------------------------------
Revenues (b)                                                             $10,591,559   $ 8,374,195   $ 3,392,955   $ 22,358,709
- -------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of accounting changes   $ 1,455,733   $ 1,192,969   $   303,277   $  2,951,979
- -------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                                      $71,838,459   $24,199,044   $18,308,614   $114,346,117
- -------------------------------------------------------------------------------------------------------------------------------

                                                                                         Geographic Segments-1993
                                                                         ------------------------------------------------------
                                                                                                         Other
(In Thousands)                                                           Domestic (A)     Far East       Foreign   Consolidated
- -------------------------------------------------------------------------------------------------------------------------------
Revenues (b)                                                             $ 9,920,548   $ 6,910,722   $ 3,237,017   $ 20,068,287
- -------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of accounting changes   $ 1,338,175   $   900,439   $   362,467   $  2,601,081
- -------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                                      $64,482,527   $18,667,545   $17,864,776   $101,014,848
- -------------------------------------------------------------------------------------------------------------------------------

(a)  Including general insurance operations in Canada.

(b) Revenues are derived from revenues of the general, life, agency and service fee and financial services operations, equity in income of minority-owned insurance operations and realized capital gains attributable to the segments.

                             American International Group, Inc. and Subsidiaries
- --------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure within the twenty four months ending December 31, 1995.

- --------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K

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

                                  EXHIBIT INDEX

Exhibit
Number                           Description                                                        Location
- -------                          -----------                                                        --------
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

Exhibit
Number                           Description                                        Location
- -------                          -----------                                        --------

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

Exhibit
Number                           Description                                        Location
- -------                          ----------                                         --------
 23       Consent of Coopers & Lybrand L.L.P....................................    Filed herewith.
 24       Power of attorney.....................................................    Included on the signature page hereof.
 27       Financial Data Schedule...............................................    Provided herewith.
 28P      Information from reports furnished to state insurance
          regulatory authorities................................................    To be filed under cover of Form SE.
 99       Undertakings by the Registrant required by Item 17 of
          Form S-3 and Item 21 of Form S-8, deemed to be incorporated by reference into AIG's Registration Statements on Forms S-3 and S-8 (No.
          2-38768, No.2-44043, No. 2-45346, No. 2-51498, No. 2-59317, No.
          2-61858, No. 2-62760, No. 2-64336, No. 2-67600, No. 2-72058, No.
          2-75874, No. 2-75875, No. 2-78291, No. 2-87005, No. 2-82989, No.
          2-90756, No. 2-91945, No. 2-95589, No. 2- 97439, No. 33-8495, No.
          33-13874, No. 33-18073, No. 33-25291, No. 33-41643, No. 33-48996, No.
          33-57250, No. 33-60327, No. 33-60827 and No. 33-62821)................    Filed herewith.