Form 10-Q
period 1996-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 1996-08-13
CIK 5272

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

             FOR THE TRANSITION PERIOD FROM           TO

         FOR QUARTER ENDED JUNE 30, 1996 COMMISSION FILE NUMBER 1-8787

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

                              YES  [ X ]  NO  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996 469,532,248.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       AMERICAN INTERNATIONAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                   DECEMBER 31,
                                                                                       1995
                                                                    JUNE 30,       ------------
                                                                      1996
                                                                  ------------
                                                                  (UNAUDITED)
ASSETS:
  Investments and cash:
     Fixed maturities:
       Bonds held to maturity, at amortized cost (market value:
          1996 -- $12,395,179; 1995 -- $11,822,190).............  $ 11,932,686     $ 11,086,025
       Bonds available for sale, at market value (amortized
          cost: 1996 -- $31,099,607; 1995 -- $29,417,475).......    31,757,797       30,926,771
       Bonds trading securities, at market value (cost:
          1996 -- $403,410; 1995 -- $411,245)...................       405,451          428,296
       Preferred stocks, at amortized cost (market value:
          1996 -- $608,742; 1995 -- $620,217)...................       468,609          459,505
     Equity securities:
       Common stocks (cost: 1996 -- $4,852,734;
          1995 -- $4,555,334)...................................     5,801,549        5,294,867
       Non-redeemable preferred stocks (cost: 1996 -- $60,648;
          1995 -- $73,497)......................................        61,984           74,454
     Mortgage loans on real estate, policy and collateral
       loans -- net.............................................     9,635,138        7,860,532
     Financial services assets:
       Flight equipment primarily under operating leases, net of
          accumulated depreciation (1996 -- $1,339,299;
          1995 -- $1,182,128)...................................    13,846,720       12,442,010
       Securities available for sale, at market value (cost:
          1996 -- $5,080,953; 1995 -- $3,930,622)...............     5,084,867        3,931,100
       Trading securities, at market value......................     2,329,448        2,641,436
       Spot commodities, at market value........................       928,663        1,079,124
       Unrealized gain on interest rate and currency swaps,
          options and forward transactions......................     6,130,356        7,250,954
       Trade receivables........................................     2,611,978        3,321,985
       Securities purchased under agreements to resell,
          at contract value.....................................     3,281,959        2,022,056
     Other invested assets......................................     2,975,994        2,808,158
     Short-term investments, at cost which approximates market
       value....................................................     2,408,272        2,272,528
     Cash.......................................................        97,935           88,371
                                                                  ------------     ------------
            Total investments and cash..........................    99,759,406       93,988,172
  Investment income due and accrued.............................     1,236,093        1,212,948
  Premiums and insurance balances receivable -- net.............    10,187,943        9,410,185
  Reinsurance assets............................................    17,524,787       16,878,155
  Deferred policy acquisition costs.............................     6,169,211        5,767,573
  Investments in partially-owned companies......................       880,226          820,781
  Real estate and other fixed assets, net of accumulated
     depreciation (1996 -- $1,347,049; 1995 -- $1,303,693)......     1,873,560        1,822,061
  Separate and variable accounts................................     2,811,257        2,506,791
  Other assets..................................................     2,273,180        1,729,732
                                                                  ------------     ------------
            Total assets........................................  $142,715,663     $134,136,398
                                                                   ===========      ===========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   DECEMBER 31,
                                                                                       1995
                                                                    JUNE 30,       ------------
                                                                      1996
                                                                  ------------
                                                                  (UNAUDITED)
LIABILITIES:
  Reserve for losses and loss expenses..........................  $ 33,731,260     $ 33,046,717
  Reserve for unearned premiums.................................     7,866,446        6,938,064
  Future policy benefits for life and accident and health
     insurance contracts........................................    21,972,696       20,864,635
  Policyholders' contract deposits..............................    11,463,855        9,580,983
  Other policyholders' funds....................................     2,159,834        2,092,165
  Reserve for commissions, expenses and taxes...................     1,557,259        1,257,246
  Insurance balances payable....................................     2,574,078        1,886,403
  Funds held by companies under reinsurance treaties............       414,258          344,692
  Income taxes payable:
     Current....................................................       251,751          325,113
     Deferred...................................................       404,699          552,144
  Financial services liabilities:
     Borrowings under obligations of guaranteed investment
       agreements...............................................     5,671,959        5,423,555
     Securities sold under agreements to repurchase, at contract
       value....................................................     2,368,463        1,379,872
     Trade payables.............................................     2,389,131        2,810,947
     Securities sold but not yet purchased, principally
       obligations of the U.S. Government and Government
       agencies, at market value................................       782,582        1,204,386
     Spot commodities sold but not yet purchased, at market
       value....................................................       887,682          783,302
     Unrealized loss on interest rate and currency swaps,
       options and forward transactions.........................     4,889,687        6,405,045
     Deposits due to banks and other depositors.................     1,389,112          957,441
     Commercial paper...........................................     2,883,190        1,834,882
     Notes, bonds and loans payable.............................    10,209,968        8,932,743
  Commercial paper..............................................     1,864,631        1,331,753
  Notes, bonds, loans and mortgages payable.....................       377,611          467,784
  Separate and variable accounts................................     2,811,257        2,506,791
  Other liabilities.............................................     3,003,262        2,982,632
                                                                  ------------     ------------
            Total liabilities...................................   121,924,671      113,909,295
                                                                  ------------     ------------
  Preferred shareholders' equity in subsidiary company..........       400,000          400,000
CAPITAL FUNDS:
  Common stock, $2.50 par value: 1,000,000,000 shares
     authorized; shares issued 1996 -- 506,084,175;
     1995 -- 506,084,177........................................     1,265,210        1,265,210
  Additional paid-in capital....................................       131,276          131,828
  Unrealized appreciation of investments, net of taxes..........     1,078,122        1,395,064
  Cumulative translation adjustments, net of taxes..............      (460,187)        (456,072)
  Retained earnings.............................................    19,013,110       17,697,739
  Treasury stock, at cost; 1996 -- 36,551,927;
     1995 -- 31,899,951 shares of common stock..................      (636,539)        (206,666)
                                                                  ------------     ------------
            Total capital funds.................................    20,390,992       19,827,103
                                                                  ------------     ------------
            Total liabilities and capital funds.................  $142,715,663     $134,136,398
                                                                   ===========      ===========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED JUNE
                                            SIX MONTHS ENDED JUNE 30,                30,
                                            -------------------------     -------------------------
                                               1996           1995           1996           1995
                                            ----------     ----------     ----------     ----------
General insurance operations:
Net premiums written....................    $6,491,831     $6,024,227     $3,365,991     $3,145,232
Change in unearned premium reserve......      (764,513)      (421,585)      (464,700)      (306,438)
                                            ----------     ----------     ----------     ----------
Net premiums earned.....................     5,727,318      5,602,642      2,901,291      2,838,794
Net investment income...................       823,040        757,808        413,819        378,143
Realized capital gains..................        45,053         47,556         17,390         23,146
                                            ----------     ----------     ----------     ----------
                                             6,595,411      6,408,006      3,332,500      3,240,083
                                            ----------     ----------     ----------     ----------
Losses and loss expenses incurred.......     4,393,505      4,308,515      2,215,445      2,138,305
Underwriting expenses...................     1,147,936      1,128,399        573,508        600,580
                                            ----------     ----------     ----------     ----------
                                             5,541,441      5,436,914      2,788,953      2,738,885
                                            ----------     ----------     ----------     ----------
Operating income........................     1,053,970        971,092        543,547        501,198
                                            ----------     ----------     ----------     ----------
Life insurance operations:
Premium income..........................     4,294,984      3,837,151      2,253,722      2,047,402
Net investment income...................     1,327,944      1,059,569        685,009        557,129
Realized capital gains (losses).........         5,850          1,748          1,792         (1,183)
                                            ----------     ----------     ----------     ----------
                                             5,628,778      4,898,468      2,940,523      2,603,348
                                            ----------     ----------     ----------     ----------
Death and other benefits................     1,737,686      1,573,237        938,693        855,500
Increase in future policy benefits......     2,155,631      1,753,386      1,101,757        909,446
Acquisition and insurance expenses......     1,122,852      1,074,170        574,408        577,196
                                            ----------     ----------     ----------     ----------
                                             5,016,169      4,400,793      2,614,858      2,342,142
                                            ----------     ----------      ----------    ----------
Operating income........................       612,609        497,675        325,665        261,206
                                            ----------     ----------     ----------     ----------
Agency and service fee operating
  income................................        29,530         31,966         13,748         15,406
Financial services operating income.....       240,823        193,485        132,724        117,948
Equity in income of minority-owned
  insurance operations..................        48,049         39,119         25,865         21,430
Other realized capital losses...........        (1,721)       (14,304)          (922)        (6,570)
Minority interest.......................       (24,006)       (17,508)       (11,891)        (8,136)
Other income (deductions) -- net........       (33,475)       (36,436)       (20,712)       (23,187)
                                            ----------     ----------      ----------    ----------
Income before income taxes..............     1,925,779      1,665,089      1,008,024        879,295
                                            ----------     ----------      ----------    ----------
Income taxes (benefits) -- Current......       513,712        475,956        233,065        298,060
                         -- Deferred....        16,481        (16,808)        50,591        (52,550)
                                            ----------     ----------     ----------     ----------
                                               530,193        459,148        283,656        245,510
                                            ----------     ----------     ----------     ----------
Net income..............................    $1,395,586     $1,205,941     $  724,368     $  633,785
                                            ==========     ==========     ==========     ==========
Earnings per common share (a)...........    $     2.95     $     2.54     $     1.53     $     1.34
                                            ==========     ==========     ==========     ==========
Cash dividends per common share.........    $    0.170     $    0.153     $    0.085     $    0.077
                                            ==========     ==========     ==========     ==========
Average shares outstanding (a)..........       472,420        473,933        471,087        474,016
                                            ----------     ----------     ----------     ----------

(a) The 1995 share information is adjusted to reflect a common stock split in the form of a 50 percent common stock dividend paid July 28, 1995.

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                    ---------------------------
                                                                       1996            1995
                                                                    -----------     -----------
Cash Flows From Operating Activities:
Net income......................................................    $ 1,395,586     $ 1,205,941
                                                                    -----------     -----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Non-cash revenues, expenses, gains and losses included in
     income:
  Change in:
     General and life insurance reserves........................      2,852,372       4,535,030
     Premiums and insurance balances receivable and payable --
       net......................................................        (90,083)       (514,890)
     Reinsurance assets.........................................       (646,632)       (522,932)
     Deferred policy acquisition costs..........................       (401,638)       (628,515)
     Investment income due and accrued..........................        (23,145)       (134,387)
     Funds held under reinsurance treaties......................         69,566           1,947
     Other policyholders' funds.................................         67,669         221,096
     Current and deferred income taxes -- net...................        (56,881)       (156,001)
     Reserve for commissions, expenses and taxes................        300,013          71,341
     Other assets and liabilities -- net........................       (522,818)        108,948
     Trade receivables and payables -- net......................        288,191         515,430
     Trading securities, at market value........................        311,988        (838,620)
     Spot commodities, at market value..........................        150,461        (274,988)
     Net unrealized gain on interest rate and currency swaps,
       options and forward transactions.........................       (394,760)        174,523
     Securities purchased under agreements to resell............     (1,259,903)        (23,213)
     Securities sold under agreements to repurchase.............        988,591         985,808
     Securities sold but not yet purchased......................       (421,804)        537,857
     Spot commodities sold but not yet purchased, at market
       value....................................................        104,380         172,742
  Realized capital gains........................................        (49,182)        (35,000)
  Equity in income of partially-owned companies and other
     invested assets............................................        (82,726)        (53,296)
  Depreciation expenses, principally flight equipment...........        393,645         350,844
  Change in cumulative translation adjustments..................        (26,097)         45,451
  Other -- net..................................................         23,233         (46,474)
                                                                    -----------     -----------
  Total Adjustments.............................................      1,574,440       4,492,701
                                                                    -----------     -----------
Net cash provided by operating activities.......................      2,970,026       5,698,642
                                                                    -----------     -----------

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                    ---------------------------
                                                                       1996            1995
                                                                    -----------     -----------
Cash Flows From Investing Activities:
  Cost of fixed maturities, at amortized cost matured or
     redeemed...................................................      1,119,907         387,974
  Cost of bonds, at market sold.................................      4,576,089       4,829,308
  Cost of bonds, at market matured or redeemed..................      1,225,979       1,302,178
  Cost of equity securities sold................................      1,534,830       1,363,587
  Realized capital gains........................................         49,182          35,000
  Purchases of fixed maturities.................................     (9,407,634)    (10,401,337)
  Purchases of equity securities................................     (1,823,533)     (1,578,128)
  Mortgage, policy and collateral loans granted.................     (2,407,468)     (2,135,487)
  Repayments of mortgage, policy and collateral loans...........        632,862         388,030
  Sales of securities available for sale........................      1,072,627       1,519,889
  Maturities of securities available for sale...................         63,522         131,595
  Purchases of securities available for sale....................     (2,299,167)     (1,949,525)
  Sales of flight equipment.....................................        374,230         268,405
  Purchases of flight equipment.................................     (2,033,581)     (2,398,067)
  Net additions to real estate and other fixed assets...........       (190,503)       (197,988)
  Sales or distributions of other invested assets...............        586,836         166,667
  Investments in other invested assets..........................       (677,685)       (299,113)
  Change in short-term investments..............................       (132,542)        180,983
  Investments in partially-owned companies......................        (37,441)        (20,752)
                                                                    -----------     -----------
Net cash used in investing activities...........................     (7,773,490)     (8,406,781)
                                                                    -----------     -----------
Cash Flows From Financing Activities:
  Change in policyholders' contract deposits....................      1,882,872       1,989,667
  Change in deposits due to banks and other depositors..........        431,671         (34,908)
  Change in commercial paper....................................      1,581,186         713,429
  Proceeds from notes, bonds, loans and mortgages payable.......      2,278,387       2,738,973
  Repayments on notes, bonds, loans and mortgages payable.......     (1,098,852)     (1,978,036)
  Proceeds from guaranteed investment agreements................      2,213,213       1,210,364
  Maturities of guaranteed investment agreements................     (1,964,809)     (1,978,107)
  Proceeds from subsidiary company preferred stock issued.......            (98)         98,476
  Proceeds from common stock issued.............................         10,804          11,886
  Cash dividends to shareholders................................        (80,215)        (72,668)
  Acquisition of treasury stock.................................       (445,425)         (1,167)
  Other - net...................................................          4,294              --
                                                                    -----------     -----------
Net cash provided by financing activities.......................      4,813,028       2,697,909
                                                                    -----------     -----------
Change in cash..................................................          9,564         (10,230)
Cash at beginning of period.....................................         88,371          76,237
                                                                    -----------     -----------
Cash at end of period...........................................    $    97,935     $    66,007
                                                                     ==========      ==========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996

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

c) Supplemental cash flow information for the six month periods ended June 30, 1996 and 1995 is as follows:

                                                               1996         1995
                                                             --------     --------
                                                             (IN THOUSANDS)
            Income taxes paid..............................  $583,300     $616,500
            Interest paid..................................  $786,500     $651,000

d) For further information, refer to the Annual Report on Form 10-K of AIG for the year ended December 31, 1995.

                       AMERICAN INTERNATIONAL GROUP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONAL REVIEW

General Insurance Operations

General insurance operations for the six month periods ending June 30, 1996 and 1995 were as follows:

(in thousands)
- ------------------------------------------------------

                                1996             1995
- ------------------------------------------------------
Net premiums written:
  Domestic                   $4,272,563       $ 3,878,334
  Foreign                     2,219,268         2,145,893
- ------------------------------------------------------
Total                        $6,491,831       $ 6,024,227
- ------------------------------------------------------
Net premiums earned:
  Domestic                   $3,756,616       $ 3,560,164
  Foreign                     1,970,702         2,042,478
- ------------------------------------------------------
Total                        $5,727,318       $ 5,602,642
- ------------------------------------------------------
Adjusted underwriting
  profit (loss):
  Domestic                   $   (8,651)      $    (1,223)
  Foreign                       194,528           166,951
- ------------------------------------------------------
Total                        $  185,877       $   165,728
- ------------------------------------------------------
Net investment income:
  Domestic                   $  649,825       $   611,132
  Foreign                       173,215           146,676
- ------------------------------------------------------
Total                        $  823,040       $   757,808
- ------------------------------------------------------
Operating income before
  realized capital gains:
  Domestic                   $  641,174       $   609,909
  Foreign                       367,743           313,627
- ------------------------------------------------------
Total                         1,008,917           923,536
Realized capital gains           45,053            47,556
- ------------------------------------------------------
Operating income             $1,053,970       $   971,092
- ------------------------------------------------------

     During the first six months of 1996, the net premiums written and net premiums earned in AIG's general insurance operations increased 7.8 percent and
2.2 percent, respectively, from those of 1995.

     The growth in net premiums written in the first six months of 1996 resulted from a combination of several factors. Domestically, AIG continued to achieve some general price increases in certain specialty markets and smaller commercial markets as well as volume growth in mortgage guarantee insurance and in personal lines. Overseas, the primary reasons for growth were price and volume increases. Foreign general insurance operations produced 34.2 percent of the general insurance net premiums written in the first six months of 1996 and 35.6 percent in the same period of 1995.

     In comparing the foreign exchange rates used to translate AIG's foreign general operations during the first six months of 1996 to those foreign exchange rates used to translate AIG's foreign general operations during the same period of 1995, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, when foreign net premiums written were translated into U.S. dollars for the purposes of consolidation, total general insurance net premiums written were approximately
8.6 percentage points less than they would have been if translated utilizing those exchange rates which prevailed during that same period of 1995.

     Net premiums written are initially deferred and earned based upon the terms of the underlying policies. The net unearned premium reserve constitutes the deferred revenues which are generally earned ratably over the policy period. Thus, the net unearned premium reserve is not fully recognized as net premiums earned until the end of the policy period.

     The statutory general insurance ratios were as follows:

                                        1996       1995
- ------------------------------------------------------
Domestic:
  Loss Ratio                            86.13      86.63
  Expense Ratio                         14.75      14.09
- ------------------------------------------------------
Combined Ratio                         100.88     100.72
- ------------------------------------------------------
Foreign:
  Loss Ratio                            58.76      59.94
  Expense Ratio                         30.73      31.74
- ------------------------------------------------------
Combined Ratio                          89.49      91.68
- ------------------------------------------------------
Consolidated:
  Loss Ratio                            76.71      76.90
  Expense Ratio                         20.21      20.38
- ------------------------------------------------------
Combined Ratio                          96.92      97.28
- ------------------------------------------------------

     Adjusted underwriting profit or loss (operating income less net investment income and realized capital gains) represents statutory underwriting profit or loss adjusted primarily for changes in deferred acquisition costs. The adjusted underwriting profits were $185.9 million in the first six months of 1996 and $165.7 million in the same period of 1995.

     AIG's results reflect the net impact with respect to incurred losses of catastrophes approximating $56 million in 1996 and $55 million in 1995. AIG's gross incurred losses from catastrophes approximated $200 million and $115 million in 1996 and 1995, respectively. The Kobe Japan earthquake which struck in early 1995 resulted in gross and net incurred losses to AIG of approximately $73 million and $30 million, respectively. If these catastrophes were excluded from the losses incurred in each period, the pro forma consolidated statutory general insurance ratios would be as follows:

- ------------------------------------------------------
                                       1996        1995
- ------------------------------------------------------
Loss Ratio                             75.73       75.92
Expense Ratio                          20.21       20.38
- ------------------------------------------------------
Combined Ratio                         95.94       96.30
- ------------------------------------------------------

     Excluding the effects of the aforementioned catastrophes, the results from general insurance operations have improved significantly period over period. AIG's ability to maintain the pro forma combined ratio below 100 is primarily attributable to the profitability of AIG's foreign general insurance operations and AIG's emphasis on maintaining its disciplined underwriting, especially in the domestic specialty markets. In addition, AIG does not seek net premium growth where rates do not adequately reflect its assessment of exposures.

     General insurance net investment income in the first six months of 1996 increased 8.6 percent when compared to the same period of 1995. The growth in net investment income in 1996 was primarily attributable to new cash flow for investment. The new cash flow was generated from net general insurance operating cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     General insurance realized capital gains were $45.1 million in the first six months of 1996 and $47.6 million in 1995. These realized gains resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale and trading fixed maturities as well as redemptions of fixed maturities.

     General insurance operating income in the first six months of 1996 increased 8.5 percent when compared to the same period of 1995. The contribution of general insurance operating income to income before income taxes was 54.7 percent in 1996 compared to 58.3 percent in 1995.

     A period to period comparison of operating income is significantly influenced by the catastrophe losses in any one period as well as the volatility from one period to the next in realized capital gains. Adjusting each period to exclude the effects of both catastrophe losses and realized capital gains, operating income would have increased by 8.8 percent in the first six months of 1996. The increase in the growth rate of 1996 over 1995 after the aforementioned adjustments was a result of the increased net investment income and improvement in underwriting results.

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

     AIG's general reinsurance assets amounted to $17.52 billion and resulted from AIG's reinsurance arrangements. Thus, a credit exposure existed at June 30, 1996, with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary, AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods. The application of this collateral against balances due or any changes to the amount of collateral are based on the development of losses recoverable on an individual reinsurer basis. This development includes losses incurred but not reported (IBNR). At December 31, 1995, approximately 50 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances were collateralized. The remaining 50 percent of the general reinsurance assets were from authorized reinsurers and over 96 percent of such balances were from reinsurers rated A- (excellent) or better, as rated by A.M. Best. This rating is a measure of financial strength. The terms authorized and unau-thorized pertain to regulatory categories, not creditworthiness. Through June 30, 1996, these distribution percentages have not significantly changed.

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

     AIG's Reinsurance Security Department conducts ongoing detailed assessments of the reinsurance markets and current and potential reinsurers both foreign and domestic. Such assessments include, but are not limited to, identifying if a reinsurer is appropriately licensed and has sufficient financial capacity, and the local economic environment in which a foreign reinsurer operates. This department also reviews the nature of the risks ceded and the need for collateral. In addition, AIG's Credit Risk Committee reviews the credit limits for and concentrations with any one reinsurer.

     AIG enters into certain intercompany reinsurance transactions for its general and life operations. AIG enters into these transactions as a sound and prudent business practice in order to maintain underwriting control and spread insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All material intercompany transactions have been eliminated in consolidation.

     At June 30, 1996, the consolidated general reinsurance assets of $17.52 billion include reinsurance recoverables for (i) paid losses and loss expenses of $1.89 billion and (ii) $13.63 billion with respect to the ceded reserve for losses and loss expenses, including ceded IBNR (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently. It is AIG's belief that the ceded reserves at June 30, 1996 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

     At June 30, 1996, general insurance reserves for losses and loss expenses (loss reserves) amounted to $33.73 billion, an increase of $684.5 million or 2.1 percent over the prior year end and represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses and minor amounts of discounting related to certain workers' compensation claims. General insurance net loss reserves increased $407.9 million or 2.1 percent to $20.10 billion and represent loss reserves reduced by reinsurance recoverable, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at June 30, 1996. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on such future results of operations.

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

     In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by changes in Superfund and waste dump site coverage issues. Additional liabilities could emerge for amounts in excess of the current reserves held. Although this emergence cannot now be reasonably estimated, it could have a material adverse impact on AIG's future operating results. The reserves carried for these claims at June 30, 1996 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. (See the previous discussion on reinsurance collectibility herein.)

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

     A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at June 30, 1996 and 1995 was as follows:

(in millions)
- ------------------------------------------------------

                               1996               1995
                          -------------      -------------
                          GROSS     NET      Gross     Net
- ------------------------------------------------------
Asbestos:
Reserve for losses and
  loss expenses at
  beginning of period    $  744.8  $127.9   $  686.0  $130.2
Losses and loss
  expenses incurred         131.3    28.9       15.9     7.9
Losses and loss
  expenses paid            (176.4)  (36.0)     (62.1)  (15.1)
- ------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period              $  699.7  $120.8   $  639.8  $123.0
- ------------------------------------------------------
Environmental:
Reserve for losses and
  loss expenses at
  beginning of period    $1,197.9  $379.3   $  728.1  $200.1
Losses and loss
  expenses incurred         123.6    54.3      190.0    57.6
Losses and loss
  expenses paid             (54.4)  (18.1)     (79.6)  (30.2)
- ------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period              $1,267.1  $415.5   $  838.5  $227.5
- ------------------------------------------------------
Combined:
Reserve for losses and
  loss expenses at
  beginning of period    $1,942.7  $507.2   $1,414.1  $330.3
Losses and loss
  expenses incurred         254.9    83.2      205.9    65.5
Losses and loss
  expenses paid            (230.8)  (54.1)    (141.7)  (45.3)
- ------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period              $1,966.8  $536.3   $1,478.3  $350.5
- ------------------------------------------------------

     The gross and net IBNR included in the aforementioned reserve for losses and loss expenses at June 30, 1996 and 1995 were estimated as follows:

(in thousands)
- ------------------------------------------------------

                            1996                1995
                      ----------------     ---------------
                      GROSS      NET       Gross      Net
- ------------------------------------------------------
Combined             $801,000  $264,100   $190,000  $50,000
- ------------------------------------------------------

     A summary of asbestos and environmental claims count activity for the six month periods ended June 30, 1996 and 1995 was as follows:

   ------------------------------------------------------------------------------------------------------------------
                                                        1996                                        1995
                                         ----------------------------------          ----------------------------------
                                        ASBESTOS    ENVIRONMENTAL    COMBINED       Asbestos    Environmental    Combined
- ------------------------------------------------------------------------------------------------------------------
Claims at beginning of period             5,244         17,858        23,102          5,947         16,223        22,170
Claims during period:
  Opened                                    424          1,442         1,866            781          2,157         2,938
  Settled                                   (70)          (302)         (372)           (80)          (304)         (384)
  Dismissed or otherwise resolved          (315)        (1,964)       (2,279)          (373)        (1,067)       (1,440)
- ------------------------------------------------------------------------------------------------------------------
Claims at end of period                   5,283         17,034        22,317          6,275         17,009        23,284
- ------------------------------------------------------------------------------------------------------------------

     The average cost per claim settled, dismissed or otherwise resolved for the six month periods ended June 30, 1996 and 1995 was as follows:

- ------------------------------------------------------

                          1996                  1995
                     ---------------       ---------------
                     GROSS      NET        Gross      Net
- ------------------------------------------------------
Asbestos            $458,200  $93,500     $137,000  $33,000
Environmental         24,000    8,000       58,100   22,000
Combined              87,100   20,400       77,700   24,800
- ------------------------------------------------------

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

     Accordingly, AIG's annualized survival ratios for involuntary asbestos and environmental claims, separately and combined, were estimated as follows for the six month periods ended June 30, 1996 and 1995:

- ------------------------------------------------------

                           1996                  1995
                       -------------         -------------
                      GROSS      NET        Gross      Net
- ------------------------------------------------------
Involuntary survival
  ratios:
  Asbestos              2.0       1.7         5.2       4.1
  Environmental        16.6      15.7        12.8       8.8
  Combined              5.1       6.1         8.2       8.2
- ------------------------------------------------------

     AIG's operations are negatively impacted under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company's future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessment, net of credits for 1995 was $23.5 million. Based upon current information, AIG does not anticipate that its net assessment will be significantly different in 1996.

     AIG is also required to participate in various involuntary pools (principally workers' compensation business) which provide insurance coverage for those not able to obtain such coverage in the voluntary markets. This participation is also recorded upon notification, as these amounts cannot reasonably be estimated.

Life Insurance Operations

Life insurance operations for the six month periods ending June 30, 1996 and 1995 were as follows:

(in thousands)
- ------------------------------------------------------

                                1996             1995
- ------------------------------------------------------
Premium income:
  Domestic                  $    251,351     $    245,653
  Foreign                      4,043,633        3,591,498
- ------------------------------------------------------
Total                       $  4,294,984     $  3,837,151
- ------------------------------------------------------
Net investment income:
  Domestic                  $    496,058     $    394,157
  Foreign                        831,886          665,412
- ------------------------------------------------------
Total                       $  1,327,944     $  1,059,569
- ------------------------------------------------------
Operating income before
  realized capital gains:
  Domestic                  $     52,330     $     26,070
  Foreign                        554,429          469,857
- ------------------------------------------------------
Total                            606,759          495,927
Realized capital gains             5,850            1,748
- ------------------------------------------------------
Operating income            $    612,609     $    497,675
- ------------------------------------------------------
Life insurance in-force:*
  Domestic                  $ 56,983,356     $ 54,272,118
  Foreign                    335,511,980      321,824,989
- ------------------------------------------------------
Total                       $392,495,336     $376,097,107
- ------------------------------------------------------

* Amounts presented were as at June 30, 1996 and December 31, 1995, respectively.

     AIG's life insurance operations, demonstrating the strength of its franchise, continued to show growth primarily as a result of overseas operations, particularly in Asia. AIG's life premium income during the first six months of 1996 represented a 11.9 percent increase from the same period in 1995. Foreign life operations produced 94.1 percent and 93.6 percent of the life premium income in 1996 and 1995, respectively.

     As previously discussed, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, for the first six months of 1996, when foreign life premium income was translated into U.S. dollars for purposes of consolidation, total life premium income was approximately 5.7 percentage points less than it would have been if translated utilizing exchange rates prevailing in the same period of 1995.

     Life insurance net investment income increased 25.3 percent during the first six months of 1996 from the same period in 1995. The growth in net investment income was primarily attributable to foreign new cash flow for investment and, to a lesser degree, growth in interest income earned on policy loans related to domestic corporate-owned life insurance products. The new cash flow was generated from life insurance operations and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     In the second quarter of 1995, the growth in the premium income of the domestic life segment was significantly impacted by the terminal funded pension plan annuity premium. This premium did not recur to the same extent in the second quarter of 1996. Also, AIG's domestic life companies did not write credit life business during 1996. Excluding the terminal funded pension plan annuity and credit life premiums from domestic life premiums in 1995, the pro forma premium growth would have been 22.6 percent during the first six months in 1996. Both accident and health and annuity premium contributed to this growth.

     The traditional life products, such as whole and term life and endowments, were the major contributors to the growth in foreign premium income and investment income, particularly in Asia, and continue to be the primary source of growth in the life segment. A mixture of traditional, accident and health and financial products are being sold in Japan.

     Life insurance realized capital gains were $5.9 million in 1996 and $1.7 million in 1995. These realized gains resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities and redemptions of fixed maturities.

     Life insurance operating income during the first six months of 1996 increased 23.1 percent from the same period in 1995 to $612.6 million. Excluding realized capital gains from life insurance operating income, the percent increase would be 22.3 percent during the first six months of 1996 from the same period in 1995. The contribution of life insurance operating income to income before income taxes amounted to 31.8 percent during the first six months of 1996 compared to 29.9 percent in the same period of 1995.

     The risks associated with the traditional life and accident and health products are underwriting risk and investment risk. The risk associated with the financial and investment contract products is investment risk.

     Underwriting risk represents the exposure to loss resulting from the actual policy experience adversely emerging in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses. AIG's life companies limit their maximum underwriting exposure on traditional life insurance of a single life to approximately one million dollars of coverage by using yearly renewable term reinsurance. The life insurance operations have not entered into assumption reinsurance transactions or surplus relief transactions during the two year period ended June 30, 1996.

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

     The asset-liability relationship is appropriately managed in AIG's foreign operations, as it has been throughout AIG's history, even though certain territories lack qualified long-term investments or there are investment restrictions imposed by the local regulatory authorities. For example, in Japan and several Southeast Asia territories, the duration of the investments is often for a shorter period than the effective maturity of such policy liabilities. Therefore, there is a risk that the reinvestment of the proceeds at the maturity of the investments may be at a yield below that of the interest required for the accretion of the policy liabilities. At December 31, 1995, the average duration of the investment portfolio was 5.5 years, while the related policy liabilities were estimated to be 11.8 years. These durations have not changed significantly during 1996. To maintain an adequate yield to match the interest required over the duration of the liabilities, constant management focus is required to reinvest the proceeds of the maturing securities without sacrificing investment quality. To the extent permitted under local regulation, AIG may invest in qualified longer-term securities outside Japan to achieve a closer matching in both duration and the required yield. AIG is able to manage any asset-liability duration difference through maintenance of sufficient global liquidity and to support any operational shortfall through its international financial network. Domestically, the asset-liability matching process is appropriately functioning as there are investments available to match the duration and the required yield. (See also the discussion under "Liquidity" herein.)

     AIG uses asset-liability matching as a management tool to determine the composition of the invested assets and marketing strategies. As a part of these strategies, AIG may determine that it is economically advantageous to be temporarily in an unmatched position due to anticipated interest rate or other economic changes.

Agency and Service Fee Operations

Agency and service fee operating income during the first six months of 1996 decreased 7.6 percent to $29.5 million compared to $32.0 million in 1995. Agency and service fee operating income contributed 1.5 percent to AIG's income before income taxes in the first six months of 1996 compared to 1.9 percent in 1995.

Financial Services Operations

Financial services operations for the six month periods ending June 30, 1996 and 1995 were as follows:

(in thousands)
- ------------------------------------------------------

                                   1996           1995
- ------------------------------------------------------
Revenues:
International Lease Finance
  Corp.                         $  743,279     $  656,091
AIG Financial Products Corp.*      180,248        110,359
AIG Trading Group Inc.*            119,133        122,388
Other                              154,815        114,419
- ------------------------------------------------------
Total                           $1,197,475     $1,003,257
- ------------------------------------------------------
Operating income:
International Lease Finance
  Corp.                         $  151,012     $  135,561
AIG Financial Products Corp.        79,858         53,768
AIG Trading Group Inc.              32,135         29,916
Other, including intercompany
  adjustments                      (22,182)       (25,760)
- ------------------------------------------------------
Total                           $  240,823     $  193,485
- ------------------------------------------------------

*Represents net trading revenues.

     Financial services operating income increased 24.5 percent in the first six months of 1996 over 1995.

     International Lease Finance Corporation (ILFC) generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in the first six months of 1996 increased 13.3 percent from 1995. The revenue increase resulted primarily from the growth both in the size and relative cost of the fleet. During the first six months of 1996, operating income increased
11.4 percent from 1995. The composite borrowing rates during the first six months of 1996 and 1995 were 6.22 percent and 6.59 percent, respectively. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     ILFC is exposed to loss through non-performance of aircraft lessees, through owning aircraft which it would be unable to lease or re-lease at acceptable rates or sell at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At June 30, 1996, only 3 of 312 aircraft owned were not leased and these 3 aircraft have been committed for sale. All other aircraft remain leased. At June 30, 1996, 75 percent of the fleet was leased to foreign airlines. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     AIG Financial Products Corp. and its subsidiaries (AIGFP) participate in the derivatives dealer market conducting, primarily as principal, an interest rate, currency and equity derivative products business. AIGFP also enters into long-dated forward foreign exchange contracts, option transactions, liquidity facilities, investment agreements and other structured transactions and invests in a diversified portfolio of securities. Thus, AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than for speculative transactions. Revenues in the first six months of 1996 increased 63.3 percent from the same period of 1995. During the first six months of 1996, operating income increased 48.5 percent from the same period of 1995. As AIGFP is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein.)

     AIG Trading Group Inc. and its subsidiaries (AIGTG) derive a substantial portion of their revenues from market making and trading activities, as principals, in foreign exchange, interest rates, precious and base metals and natural gas and other energy products. Revenues in the first six months of 1996 decreased 2.7 percent from the same period of 1995. During the first six months of 1996, operating income increased 7.4 percent from the same period of 1995. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein.)

     Financial services operating income represented 12.5 percent of AIG's income before income taxes in the first six months of 1996. This compares to
11.6 percent in the same period of 1995.

Other Operations

In the first six months of 1996, AIG's equity in income of minority-owned insurance operations was $48.0 million compared to $39.1 million in the same period of 1995. In the first six months of 1996, the equity interest in insurance companies represented 2.5 percent of income before income taxes compared to 2.3 percent in the same period of 1995.

     Other realized capital losses amounted to $1.7 million and $14.3 million in the first six months of 1996 and 1995, respectively.

     Minority interest represents minority shareholders' equity in income of certain consolidated subsidiaries. In the first six months of 1996, minority interest amounted to $24.0 million. In the first six months of 1995, minority interest amounted to $17.5 million.

     Other income (deductions)--net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially-owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In the first six months of 1996, net deductions amounted to $33.5 million. In the same period of 1995, net deductions amounted to $36.4 million.

     Income before income taxes amounted to $1.93 billion in the first six months of 1996, and $1.67 billion in the same period of 1995.

     In the first six months of 1996, AIG recorded a provision for income taxes of $530.2 million compared to the provision of $459.1 million in the same period of 1995. These provisions represent effective tax rates of 27.5 percent in the first six months of 1996, and 27.6 percent in the same period of 1995.

     Net income amounted to $1.40 billion in the first six months of 1996 and $1.21 billion in the same period of 1995. The increases in net income over the periods resulted from those factors described above.

CAPITAL RESOURCES

At June 30, 1996, AIG had total capital funds of $20.39 billion and total borrowings of $21.01 billion. At that date, $15.85 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs).

     Total borrowings at June 30, 1996 and December 31, 1995 were as follows:

(in thousands)
- ------------------------------------------------------

                                 1996            1995
- ------------------------------------------------------
GIAs -- AIGFP                 $ 5,671,959     $ 5,423,555
- ------------------------------------------------------
Commercial Paper:
  Funding                       1,202,500         687,182
  ILFC(a)                       2,883,190       1,834,882
  AICCO                           662,131         644,571
- ------------------------------------------------------
  Total                         4,747,821       3,166,635
- ------------------------------------------------------
Medium Term Notes:
  ILFC(a)                       2,481,835       2,391,535
  AIG                              52,800         115,000
- ------------------------------------------------------
  Total                         2,534,635       2,506,535
- ------------------------------------------------------
Notes and Bonds Payable:
  ILFC(a)                       3,550,000       3,550,000
  AIGFP                         2,916,337       1,868,943
  AIG: Lire bonds                 159,067         159,067
     Zero coupon notes             77,436          73,348
- ------------------------------------------------------
  Total                         6,702,840       5,651,358
- ------------------------------------------------------
Loans and Mortgages Payable:
  ILFC(a)(b)                    1,261,796       1,122,265
  AIG                              88,308         120,369
- ------------------------------------------------------
  Total                         1,350,104       1,242,634
- ------------------------------------------------------
Total Borrowings               21,007,359      17,990,717
- ------------------------------------------------------
Borrowings not guaranteed by
  AIG                          10,176,821       8,898,682
Matched GIA borrowings          5,671,959       5,423,555
- ------------------------------------------------------
                               15,848,780      14,322,237
- ------------------------------------------------------
Remaining borrowings of AIG   $ 5,158,579     $ 3,668,480
- ------------------------------------------------------

(a)AIG does not guarantee or support these borrowings.
(b)Primarily capital lease obligations.

     Although financing was obtained through other sources, GIAs serve as the primary source of proceeds for AIGFP's investments in a diversified portfolio of securities and derivative transactions. (See also the discussions under "Operational Review", "Liquidity" and "Derivatives" herein.)

     AIG Funding, Inc. (Funding), through the issuance of commercial paper, fulfills the short-term cash requirements of AIG and its subsidiaries. Funding intends to continue to meet AIG's funding requirements through the issuance of commercial paper guaranteed by AIG. This issuance of Funding's commercial paper is subject to the approval of AIG's Board of Directors. ILFC and A.I. Credit Corp. (AICCO) issue commercial paper for the funding of their own operations. AIG does not guarantee AICCO's or ILFC's commercial paper. However, AIG has entered into an agreement in support of AICCO's commercial paper. From time to time, AIGFP may issue commercial paper to fund its operations. AIG guarantees AIGFP's commercial paper. At June 30, 1996, AIGFP had no commercial paper outstanding. (See also the discussion under "Derivatives" herein.)

     AIG and Funding have entered into two syndicated revolving credit facilities (the Facilities) aggregating $1 billion. The Facilities consist of a $500 million 364 day revolving credit facility and a $500 million five year revolving credit facility. The Facilities can be used for general corporate purposes and also provide backup for AIG's commercial paper programs administered by Funding. There are currently no borrowings outstanding under either of the Facilities, nor were any borrowings outstanding as of June 30, 1996.

     At June 30, 1996, ILFC had increased the aggregate principal amount outstanding of its medium term and term notes to $6.03 billion, a net increase of $90.3 million, and recorded a net decline in its capital lease obligations of $46.3 million and a net increase in its commercial paper of $1.05 billion. At June 30, 1996, ILFC had $1.33 billion in aggregate principal amount of debt securities registered for issuance from time to time. The cash used to purchase flight equipment, including progress payments during the construction phase, is primarily derived from the proceeds of ILFC's debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover of prior debt. (See also the discussions under "Operational Review" and "Liquidity" herein.)

     During the first six months of 1996, AIG did not issue any medium term notes and $62.2 million of previously issued notes matured. At June 30, 1996, AIG had $747.0 million in aggregate principal amount of debt securities registered for issuance from time to time, including $500 million principal amount which was registered in February, 1996. On August 12, 1996, AIG issued $50 million principal amount of medium term notes at a rate of 6.25 percent per annum for a three year term. (See also the discussion under "Derivatives" herein.)

     AIG's capital funds have increased $563.9 million in the first six months of 1996. Unrealized appreciation of investments, net of taxes declined $316.9 million, primarily as a result of the effect of rising domestic interest rates impacting the market value of the bonds available for sale portfolio. As a result of AIG's adoption of Financial Accounting Standards No. 115 "Accounting for Certain Investments on Debt and Equity Securities", unrealized appreciation of investments, net of taxes, is now subject to increased volatility resulting from the changes in the market value of bonds available for sale. During the first six months of 1996, the cumulative translation adjustment loss, net of taxes, increased $4.1 million and retained earnings increased $1.32 billion, resulting from net income less dividends.

     During the first six months of 1996, AIG repurchased in the open market 4.9 million shares of its common stock at a cost of $444.9 million. AIG intends to continue to buy its common shares in the open market from time to time and to satisfy its obligations under various employee benefit plans through such purchases.

     Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At June 30, 1996, there were no significant statutory or regulatory issues which would impair AIG's financial condition, results of operations or liquidity. (See also the discussion under "Liquidity" herein.)

     In 1989, the National Association of Insurance Commissioners (NAIC) adopted the "NAIC Solvency Policing Agenda for 1990". Included in this agenda was the development of Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company's statutory surplus to the risk inherent in its overall operations.

     At December 31, 1995, the adjusted capital of each of AIG's domestic general companies and of each of AIG's domestic life companies exceeded each of their RBC standards by considerable margins. There has been no significant change through June 30, 1996.

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

LIQUIDITY

At June 30, 1996, AIG's consolidated invested assets included approximately $2.51 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first six months of 1996 amounted to approximately $2.97 billion.

     Management believes that AIG's liquid assets, its net cash provided by operations, and access to the capital markets will enable it to meet any foreseeable cash requirements.

     AIG's liquidity is primarily derived from the operating cash flows of its general and life insurance operations.

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance pretax operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG's insurance operations generated approximately $5 billion in pretax cash flow during the first six months of 1996. Cash flow includes periodic premium collections, including policyholders' contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits, acquisition and operating expenses paid. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance investment operations generated over $2 billion in investment income cash flow during the first six months of 1996. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains.

     The combined insurance pretax operating cash flow coupled with the cash and short-term investments of $2.12 billion provided the insurance operations with a significant amount of liquidity during the first six months of 1996. This liquidity is available to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy loans and collateral loans. With this liquidity together with proceeds of approximately $8.4 billion from the maturities, sales and redemptions of fixed income securities and from the sale of marketable equity securities, AIG purchased approximately $11.2 billion of fixed income securities and marketable equity securities during the first six months of 1996.

     During the first six months of 1996, AIG received approximately $1.1 billion from redemptions of held to maturity municipal bonds. Prior to redemption, the yield to maturity on these bonds approximated 7.3 percent. The average yield to maturity on the reinvestment of the proceeds in bonds with similar characteristics during this same period of time approximated 5.6 percent. AIG does not anticipate that these redemptions will have a significant effect on AIG's general investment income, operations, financial condition or liquidity.

     The following table is a summary of AIG's invested assets by significant segment, including investment income due and accrued and real estate, at June 30, 1996 and December 31, 1995:

(dollars in thousands)
- --------------------------------------------------------------------------------

                                                          JUNE 30, 1996                           December 31, 1995
                                                    ------------------------                   -----------------------
                                                     INVESTED         PERCENT                  Invested         Percent
                                                      ASSETS          OF TOTAL                  Assets          of Total
   ------------------------------------------------------------------------------------------------------------------
General insurance                                  $ 27,261,756          26.7%                $26,550,431          27.5%
Life insurance                                       37,604,564          36.8                  34,869,040          36.2
Financial services                                   36,843,427          36.1                  34,468,961          35.8
Other                                                   468,667           0.4                     449,832           0.5
- ------------------------------------------------------------------------------------------------------------------
Total                                              $102,178,414         100.0%                $96,338,264         100.0%
- ------------------------------------------------------------------------------------------------------------------

     The following tables summarize the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at June 30, 1996 and December 31, 1995:

(dollars in thousands)
- --------------------------------------------------------------------------------

                                                                                                       PERCENT DISTRIBUTION
                                                                                          PERCENT       ------------------
             JUNE 30, 1996                  GENERAL          LIFE            TOTAL        OF TOTAL     DOMESTIC     FOREIGN
- ------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
  Available for sale, at market value(a)  $ 8,905,904     $23,148,242     $32,054,146        49.4%        35.9%       64.1%
  Held to maturity, at amortized cost(b)   12,401,295              --      12,401,295        19.1        100.0          --
Equity securities, at market value(c)       3,024,576       2,619,128       5,643,704         8.7         31.4        68.6
Mortgage loans on real estate, policy
  and
  collateral loans                             53,128       7,966,186       8,019,314        12.4         57.7        42.3
Short-term investments, including time
  deposits, and cash                          717,247       1,399,582       2,116,829         3.3         12.4        87.6
Real estate                                   402,369         643,322       1,045,691         1.6         22.1        77.9
Investment income due and accrued             485,088         740,322       1,225,410         1.9         54.5        45.5
Other invested assets                       1,272,149       1,087,782       2,359,931         3.6         46.9        53.1
- ------------------------------------------------------------------------------------------------------------------
Total                                     $27,261,756     $37,604,564     $64,866,320       100.0%        50.2%       49.8%
- ------------------------------------------------------------------------------------------------------------------

(a)Includes $405,451 of bonds trading securities, at market value.
(b)Includes $468,609 of preferred stock, at amortized cost.
(c)Includes $32,849 of preferred stock, at market value.

(dollars in thousands)
- --------------------------------------------------------------------------------

                                                                                                       Percent Distribution
                                                                                          Percent       ------------------
           December 31, 1995                General          Life            Total        of Total     Domestic     Foreign
- ------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
  Available for sale, at market value(a)  $ 9,068,133     $22,168,672     $31,236,805        50.9%        37.5%       62.5%
  Held to maturity, at amortized cost(b)   11,545,530              --      11,545,530        18.8        100.0          --
Equity securities, at market value(c)       3,011,249       2,131,897       5,143,146         8.4         35.8        64.2
Mortgage loans on real estate, policy
  and
  collateral loans                             54,852       6,887,329       6,942,181        11.3         52.8        47.2
Short-term investments, including time
  deposits, and cash                          636,709       1,231,817       1,868,526         3.0         25.6        74.4
Real estate                                   345,336         660,954       1,006,290         1.6         17.3        82.7
Investment income due and accrued             466,744         732,380       1,199,124         2.0         55.3        44.7
Other invested assets                       1,421,878       1,055,991       2,477,869         4.0         50.6        49.4
- ------------------------------------------------------------------------------------------------------------------
Total                                     $26,550,431     $34,869,040     $61,419,471       100.0%        51.0%       49.0%
- ------------------------------------------------------------------------------------------------------------------

(a)Includes $428,296 of bonds trading securities, at market value.
(b)Includes $459,505 of preferred stock, at amortized cost.
(c)Includes $38,989 of preferred stock, at market value.

     With respect to fixed maturities, AIG's strategy is to invest in high quality securities while maintaining diversification to avoid significant exposure to issuer, industry and/or country concentrations.

     At June 30, 1996, approximately 54 percent of the fixed maturity investments were domestic securities. Approximately 40 percent of such domestic securities were rated AAA, and approximately two percent were below investment grade.

     A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At June 30, 1996, approximately 41 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis were equivalent from a credit standpoint to securities so rated. Less than one percent of these investments were deemed below investment grade and approximately 4 percent were not rated at that date.

     Although AIG's fixed income insurance portfolios contain only minor amounts of securities below investment grade, any fixed income security may be subject to downgrade for a variety of reasons subsequent to any balance sheet date. There have been no significant downgrades as at August 1, 1996.

     At June 30, 1996, approximately 5 percent of the fixed maturities portfolio was Collateralized Mortgage Obligations (CMOs). All of the CMOs were investment grade and approximately 75 percent of the CMOs were backed by various U.S. government agencies. The remaining 25 percent is rated at least A. Thus, credit risk was minimal. CMOs are exposed to interest rate risk as the duration and ultimate realized yield would be affected by the accelerated prepayments of the underlying mortgages. There were no interest only or principal only CMOs.

     When permitted by regulatory authorities and when deemed necessary to protect insurance assets, including invested assets, from currency risk and interest rate risk, AIG and its insurance subsidiaries enter into derivative transactions as end users. To date, such activities have been minor. (See also the discussion under "Derivatives" herein.)

     Mortgage loans on real estate, policy and collateral loans comprised 12.4 percent of AIG's insurance invested assets at June 30, 1996. AIG's insurance holdings of real estate mortgages amounted to $2.19 billion of which 32.9 percent was domestic. At June 30, 1996, no domestic mortgages and only a nominal amount of foreign mortgages were in default. At June 30, 1996, AIG's insurance holdings of collateral loans amounted to $896.9 million, all of which were foreign. It is AIG's practice to maintain a maximum loan to value ratio of 75 percent at loan origination. AIG's policy loans increased from $3.95 billion at December 31, 1995 to $4.93 billion at June 30, 1996, with most of this increase relating to the domestic corporate-owned life insurance product.

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

     The following table is a summary of the composition of AIG's financial services invested assets at June 30, 1996 and December 31, 1995. (See also the discussions under "Operational Review," "Capital Resources" and "Derivatives" herein.)

(dollars in thousands)
- --------------------------------------------------------------------------------

                                                                       1996                             1995
                                                             -----------------------          -----------------------
                                                             INVESTED         PERCENT         Invested         Percent
                                                              ASSETS          OF TOTAL         Assets          of Total
- -----------------------------------------------------------------------------------------------------------------
Flight equipment primarily under operating leases, net of
  accumulated depreciation                                  $13,846,720          37.6%       $12,442,010          36.1%
Unrealized gain on interest rate and currency swaps,
  options and forward transactions                            6,130,356          16.6          7,250,954          21.0
Securities available for sale, at market value                5,084,867          13.8          3,931,100          11.4
Trading securities, at market value                           2,329,448           6.3          2,641,436           7.7
Securities purchased under agreements to resell, at
  contract value                                              3,281,959           8.9          2,022,056           5.9
Trade receivables                                             2,611,978           7.1          3,321,985           9.6
Spot commodities, at market value                               928,663           2.5          1,079,124           3.1
Other, including short-term investments                       2,629,436           7.2          1,780,296           5.2
- -----------------------------------------------------------------------------------------------------------------
Total                                                       $36,843,427         100.0%       $34,468,961         100.0%
- -----------------------------------------------------------------------------------------------------------------

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financing. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover of prior debt. During the first six months of 1996, ILFC acquired flight equipment costing $2.03 billion.

     AIGFP's derivative transactions are carried at market value or at estimated fair value when market prices are not readily available. AIGFP reduces its economic exposure through similarly valued offsetting transactions including swaps, trading securities, options, forwards and futures. The estimated fair values of these transactions represent assessments of the present value of expected future cash flows. These transactions are exposed to liquidity risk if AIGFP were to sell or close out the transactions prior to maturity. AIG believes that the impact of any such limited liquidity would not be significant to AIG's financial condition or its overall liquidity. (See also the discussion under "Derivatives" herein.)

     Securities available for sale, at market value and securities purchased under agreements to resell are purchased with the proceeds of AIGFP's GIA financings and other long and short-term borrowings. The proceeds from the disposal of securities available for sale and securities purchased under agreements to resell have been used to fund the maturing GIAs or other AIGFP financing. (See also the discussion under "Capital Resources" herein.)

     Securities available for sale is mainly a port-folio of debt securities, where the individual securities have varying degrees of credit risk. At June 30, 1996, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review.
At that date, AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $1.7 billion of these securities. There were no securities deemed below investment grade. There have been no significant downgrades through August 1, 1996. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP generally takes possession of securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

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

     A futures or forward contract is a contract between two parties to purchase or sell at a specified future date a specified quantity of a commodity, security, currency, financial index or other instrument, at a specified price. A futures contract is traded on an exchange, while a forward contract is executed over the counter.

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

     The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at June 30, 1996 were as follows:

(in thousands)
- ------------------------------------------------------

                     GROSS          GROSS         BALANCE
                   UNREALIZED     UNREALIZED       SHEET
                     GAINS          LOSSES         AMOUNT
- ------------------------------------------------------
Securities
  available for
  sale, at market
  value            $  183,728     $  179,815     $5,084,867
Unrealized
  gain/loss on
  interest rate
  and currency
  swaps, options
  and forward
transactions(a)(b)  6,130,356      4,889,687             --
Trading
  securities, at
  market value             --             --      2,329,448
Securities sold
  but not yet
  purchased,
  principally
  obligations of
  the U.S.
  government and
  government
  agencies, at
  market value             --             --        782,582
Trade
  receivables(b)    5,158,388      3,130,989      2,611,978
Spot commodities,
  at market
  value(c)            141,010        228,738        928,663
Trade payables             --      2,126,881      2,389,131
Spot commodities
  sold but not yet
  purchased, at
  market value        159,339        167,983        887,682
- ------------------------------------------------------

(a)These amounts are also presented as the respective balance sheet amounts.
(b)At June 30, 1996, AIGTG's net replacement values were $305.2 million with respect to interest rate and currency swaps and $2.28 billion with respect to futures and forward contracts which were included in trade receivables.
(c)The net replacement value with respect to purchased option contracts of AIGTG at June 30, 1996 was $487.0 million.

     The interest rate risk on securities available for sale, at market, is managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At June 30, 1996, the unrealized gains and losses remaining after benefit of the offsets were $9.3 million and $5.4 million, respectively.

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

     The following tables provide the notional and contractual amounts of AIGFP's derivatives portfolio at June 30, 1996 and December 31, 1995. The notional amounts used to express the extent of AIGFP's involvement in swap transactions represent a standard of measurement of the volume of AIGFP's swaps business. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual cash flows to be exchanged and are not paid or received, except for certain contracts such as currency swaps. The timing and the amount of cash flows relating to foreign exchange forwards and exchange traded futures and options contracts are determined by each of the respective contractual agreements.

     The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss after the application of the aforementioned strategies, ISDA Master Agreements and collateral held.

     The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at June 30, 1996 and December 31, 1995:

(in thousands)
- --------------------------------------------------------------------------------

                                                           REMAINING LIFE
                                          ------------------------------------------------
                                            ONE       TWO THROUGH   SIX THROUGH    AFTER TEN       TOTAL          Total
                                           YEAR       FIVE YEARS     TEN YEARS       YEARS          1996           1995
- ------------------------------------------------------------------------------------------------------------------
Interest rate, currency and
  equity/commodity swaps and
  swaptions:
Notional amount:
  Interest rate swaps                   $32,394,000   $69,670,000   $32,457,000   $ 9,627,000   $144,148,000   $130,441,000
  Currency swaps                          6,814,000   16,054,000     6,764,000      3,645,000     33,277,000     28,829,000
  Equity/commodity swaps                     64,000       20,000            --         50,000        134,000        320,000
  Swaptions                                 498,000      978,000     2,577,000        923,000      4,976,000      4,374,000
- ------------------------------------------------------------------------------------------------------------------
Total                                   $39,770,000   $86,722,000   $41,798,000   $14,245,000   $182,535,000   $163,964,000
- ------------------------------------------------------------------------------------------------------------------
Futures and forward contracts:
Exchange traded futures contracts
  contractual amount                    $12,733,000   $       --    $       --    $        --   $ 12,733,000   $ 16,050,000
- ------------------------------------------------------------------------------------------------------------------
Over the counter forward contracts
  contractual amount                    $ 1,467,000   $    2,000    $       --    $        --   $  1,469,000   $  2,238,000
- ------------------------------------------------------------------------------------------------------------------

     AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At June 30, 1996 and December 31, 1995, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
- --------------------------------------------------------------------------------

                                                                   NET REPLACEMENT VALUE
                                                               -----------------------------
                                                              SWAPS AND         FUTURES AND        TOTAL         Total
                                                              SWAPTIONS      FORWARD CONTRACTS      1996          1995
- ------------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                         $1,444,000          $    --        $1,444,000    $1,994,000
  AA                                                          2,127,000            18,000         2,145,000     2,146,000
  A                                                           1,167,000             6,000         1,173,000     1,443,000
  BBB                                                           990,000                --           990,000     1,239,000
  Below investment grade                                         24,000                --            24,000        49,000
  Not externally rated  exchanges*                                   --                --                --        23,000
- ------------------------------------------------------------------------------------------------------------------
Total                                                         $5,752,000          $24,000        $5,776,000    $6,894,000
- ------------------------------------------------------------------------------------------------------------------

*Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

     At June 30, 1996 and December 31, 1995, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
- --------------------------------------------------------------------------------

                                                                   NET REPLACEMENT VALUE
                                                               -----------------------------
                                                              SWAPS AND         FUTURES AND        TOTAL         Total
                                                              SWAPTIONS      FORWARD CONTRACTS      1996          1995
- ------------------------------------------------------------------------------------------------------------------
Non-U.S. banks                                                $2,194,000          $20,000        $2,214,000    $2,443,000
Insured municipalities                                          578,000                --           578,000       880,000
U.S. industrials                                                709,000                --           709,000     1,025,000
Governmental                                                    957,000                --           957,000       845,000
Non-U.S. financial service companies                             28,000                --            28,000        40,000
Non-U.S. industrials                                            377,000                --           377,000       531,000
Special purpose                                                 102,000                --           102,000       113,000
U.S. banks                                                      220,000             4,000           224,000       319,000
U.S. financial service companies                                365,000                --           365,000       424,000
Supranationals                                                  222,000                --           222,000       251,000
Exchanges*                                                           --                --                --        23,000
- ------------------------------------------------------------------------------------------------------------------
Total                                                         $5,752,000          $24,000        $5,776,000    $6,894,000
- ------------------------------------------------------------------------------------------------------------------

*Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

     The following tables provide the notional and contractual amounts of AIGTG's derivatives portfolio at June 30, 1996 and December 31, 1995. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the June 30, 1996 balances based upon the expected timing of the future cash flows.

     The notional amounts used to express the extent of AIGTG's involvement in derivatives transactions represent a standard of measurement of the volume of AIGTG's derivatives business. Notional amount is not a quantification of the market or credit risks of the positions and is not necessarily recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual cash flows to be exchanged and are not paid or received, except for certain contracts such as currency swaps. The timing and the amount of cash flows relating to foreign exchange forwards and exchange traded futures and options contracts are determined by the contractual agreements.

     The gross replacement values presented represent the sum of the estimated positive fair values of all of AIGTG's derivatives contracts at June 30, 1996 and December 31, 1995. These values do not represent the credit risk to AIGTG.

     Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss.

     The following tables present AIGTG's derivatives portfolio and the associated credit exposure, if applicable, by maturity and type of derivative at June 30, 1996 and December 31, 1995:

(in thousands)
- --------------------------------------------------------------------------------

                                                           REMAINING LIFE
                                         -------------------------------------------------
                                           ONE        TWO THROUGH   SIX THROUGH    AFTER TEN       TOTAL          TOTAL
                                           YEAR       FIVE YEARS     TEN YEARS       YEARS          1996           1995
- ------------------------------------------------------------------------------------------------------------------
Futures and forward contracts and
  interest rate and currency swaps:
  Exchange traded futures contracts
    contractual amount                 $ 29,733,000   $8,171,000    $   74,000    $        --   $ 37,978,000   $ 26,805,000
- ------------------------------------------------------------------------------------------------------------------
Over the counter forward contracts
  contractual amount                   $205,283,000   $11,035,000   $1,256,000    $     5,000   $217,579,000   $183,710,000
- ------------------------------------------------------------------------------------------------------------------
Interest rate and currency swaps:
  Notional amount:
    Interest rate swaps and forward
      rate agreements                  $ 54,149,000   $14,332,000   $1,326,000    $   415,000   $ 70,222,000   $ 29,936,000
    Currency swaps                           46,000    3,190,000     1,431,000        765,000      5,432,000      4,541,000
- ------------------------------------------------------------------------------------------------------------------
Total                                  $ 54,195,000   $17,522,000   $2,757,000    $ 1,180,000   $ 75,654,000   $ 34,477,000
- ------------------------------------------------------------------------------------------------------------------
Futures and forward contracts and
  interest rate and currency swaps:
  Credit exposure:
    Gross replacement value            $  4,500,000   $  817,000    $  258,000    $   120,000   $  5,695,000   $  4,724,000
    Master netting arrangements          (2,327,000)    (478,000 )    (124,000 )      (46,000)    (2,975,000)    (2,505,000)
    Collateral                              (84,000)     (40,000 )      (6,000 )           --       (130,000)      (149,000)
- ------------------------------------------------------------------------------------------------------------------
Net replacement value*                 $  2,089,000   $  299,000    $  128,000    $    74,000   $  2,590,000   $  2,070,000
- ------------------------------------------------------------------------------------------------------------------

*The net replacement value of $305.2 million with respect to interest rate and currency swaps is presented as a component of unrealized gain on interest rate and currency swaps, options and forward transactions.

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
- ------------------------------------------------------------------------------------------------------------------
Option contracts:
Contractual amounts for purchased options:
  Exchange traded                           $ 1,533,000   $   94,000    $       --    $     --    $ 1,627,000   $ 1,258,000
  Over the counter                           19,419,000    3,647,000       923,000          --     23,989,000    25,279,000
- ------------------------------------------------------------------------------------------------------------------
Total                                       $20,952,000   $3,741,000    $  923,000    $     --    $25,616,000   $26,537,000
- ------------------------------------------------------------------------------------------------------------------
Credit exposure for purchased options:
  Gross replacement value                   $   475,000   $  192,000    $   69,000    $     --    $   736,000   $   706,000
  Master netting arrangements                  (162,000)     (60,000 )      (9,000 )        --       (231,000)     (230,000)
  Collateral                                    (16,000)      (2,000 )          --          --        (18,000)      (17,000)
- ------------------------------------------------------------------------------------------------------------------
Net replacement value(a)                    $   297,000   $  130,000    $   60,000    $     --    $   487,000   $   459,000
- ------------------------------------------------------------------------------------------------------------------
Contractual amounts for sold options(b)     $22,880,000   $3,801,000    $  946,000    $     --    $27,627,000   $28,080,000
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

     AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At June 30, 1996 and December 31, 1995, the counterparty credit quality by derivative product with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in thousands)
- --------------------------------------------------------------------------------

                                                    NET REPLACEMENT VALUE
                                    -----------------------------------------------------
                                  FUTURES AND FORWARD CONTRACTS AND       OVER THE COUNTER       TOTAL            Total
                                  INTEREST RATE AND CURRENCY SWAPS        PURCHASED OPTIONS       1996             1995
- ------------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                        $   266,000                      $  55,000        $  321,000       $  214,000
  AA                                             835,000                        182,000         1,017,000          906,000
  A                                              927,000                        113,000         1,040,000          530,000
  BBB                                            274,000                         56,000           330,000           72,000
  Below investment grade                          76,000                         32,000           108,000           22,000
  Not externally rated, including
    exchange traded futures and
    options*                                     212,000                         49,000           261,000          785,000
- ------------------------------------------------------------------------------------------------------------------
Total                                        $ 2,590,000                      $ 487,000        $3,077,000       $2,529,000
- ------------------------------------------------------------------------------------------------------------------

* Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

     At June 30, 1996 and December 31, 1995, the counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in thousands)
- --------------------------------------------------------------------------------

                                                    NET REPLACEMENT VALUE
                                    -----------------------------------------------------
                                  FUTURES AND FORWARD CONTRACTS AND       OVER THE COUNTER       TOTAL            Total
                                  INTEREST RATE AND CURRENCY SWAPS        PURCHASED OPTIONS       1996             1995
- ------------------------------------------------------------------------------------------------------------------
Non-U.S. banks                               $   831,000                      $ 230,000        $1,061,000       $  834,000
U.S. industrials                                 599,000                         19,000           618,000          340,000
Governmental                                      80,000                         11,000            91,000          152,000
Non-U.S. financial service
  companies                                       93,000                         40,000           133,000          258,000
Non-U.S. industrials                             170,000                         20,000           190,000          116,000
U.S. banks                                       325,000                         38,000           363,000          325,000
U.S. financial service companies                 280,000                         80,000           360,000          231,000
Exchanges*                                       212,000                         49,000           261,000          273,000
- ------------------------------------------------------------------------------------------------------------------
Total                                        $ 2,590,000                      $ 487,000        $3,077,000       $2,529,000
- ------------------------------------------------------------------------------------------------------------------

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

     Management of AIG's liquidity profile is designed to ensure that, even under adverse conditions, AIG is able to raise funds at the most economical cost to fund maturing liabilities and capital and liquidity requirements of its subsidiaries. Sources of funds considered in meeting these objectives include guaranteed investment agreements, issuance of long and short-term debt, maturities and sales of securities available for sale, securities sold under repurchase agreements, trade payables, securities and spot commodities sold but not yet purchased, issuance of equity, and cash provided from operations. AIG's strong capital position is integral to managing liquidity, as it enables AIG to raise funds in diverse markets worldwide. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

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

     FASB 121 was effective for AIG commencing January 1, 1996. The adoption of this statement at that date did not have a material impact on AIG's results of operations, financial condition and liquidity.

     In June 1996, FASB issued Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FASB 125). This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfer of financial assets that are sales from transfers that are secured borrowings.

     FASB 125 is effective January 1, 1997 and is to be applied prospectively. AIG is currently assessing the impact of this statement and believes FASB 125 will not have a material impact on AIG's results of operations, financial condition and liquidity.

PART II -- OTHER INFORMATION

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on May 20, 1996, the
Shareholders:

     (a)  elected fifteen directors as follows:

                NOMINEE                                        SHARES FOR     SHARES WITHHELD
         ---------------------                                ------------    ---------------
         M. Bernard Aidinoff                                   434,696,713          5,704,228
         Lloyd M. Bentsen                                      434,505,286          5,895,655
         Marshall A. Cohen                                     438,556,327          1,844,614
         Barber B. Conable,
           Jr.                                                 438,586,378          1,814,563
         Martin Feldstein                                      437,785,982          2,614,959
         Leslie L. Gonda                                       438,036,868          2,364,073
         Evan G. Greenberg                                     437,815,869          2,585,072
         Maurice R. Greenberg                                  437,805,360          2,595,581
         Carla A. Hills                                        434,713,808          5,687,133
         Frank J. Hoenemeyer                                   438,424,338          1,976,603
         Edward E. Matthews                                    437,916,241          2,484,700
         Dean P. Phypers                                       438,552,124          1,848,817
         John J. Roberts                                       437,792,546          2,608,395
         Thomas R. Tizzio                                      437,845,008          2,555,933
         Edmund S.W. Tse                                       437,902,035          2,498,906

     (b) approved, by a vote of 433,795,245 shares to 4,176,972 shares, with 2,428,724 abstentions, a proposal to adopt a 1996 Employee Stock Purchase Plan;

     (c) approved, by a vote of 439,293,568 shares to 371,429 shares, with 735,944 abstentions, a proposal to select Coopers & Lybrand L.L.P. as independent accountants for 1996;

     (d) rejected, by a vote of 86,518,423 shares for and 324,467,535 shares against, with 4,291,169 shares abstaining and 25,123,814 shares not voting, a shareholder proposal requesting AIG to change the composition of the Nominating Committee; and

     (e) rejected, by a vote of 50,579,684 shares for and 344,714,631 shares against, with 19,982,812 shares abstaining and 25,123,814 shares not voting, a shareholder proposal requesting AIG to provide a report on certain Board matters.

PART II -- OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
        See accompanying Exhibit Index.

     (b) During the three months ended June 30, 1996, AIG filed a current report on Form 8-K, dated June 11, 1996, which reported that AIG had entered into a distribution agreement pursuant to which AIG may offer certain of its debt securities from time to time.

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

Dated: August 13, 1996

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