Form 10-Q
period 1996-09-30
AMERICAN INTERNATIONAL GROUP INC
filed 1996-11-13
CIK 5272

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

             FOR THE TRANSITION PERIOD FROM           TO

       FOR QUARTER ENDED SEPTEMBER 30, 1996 COMMISSION FILE NUMBER 1-8787

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

                         YES  [ X ]       NO  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996 469,437,132.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       AMERICAN INTERNATIONAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)



                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                       1996               1995
                                                                   ------------       ------------
                                                                   (UNAUDITED)
ASSETS:
  Investments and cash:
     Fixed maturities:
       Bonds held to maturity, at amortized cost (market value:
          1996 -- $12,687,346; 1995 -- $11,822,190).............  $ 12,166,619     $ 11,086,025
       Bonds available for sale, at market value (amortized
          cost: 1996 -- $32,630,152; 1995 -- $29,417,475).......    33,456,931       30,926,771
       Bonds trading securities, at market value (cost:
          1996 -- $406,080; 1995 -- $411,245)...................       416,071          428,296
       Preferred stocks, at amortized cost (market value:
          1996 -- $610,795; 1995 -- $620,217)...................       473,996          459,505
     Equity securities:
       Common stocks (cost: 1996 -- $4,929,368;
          1995 -- $4,555,334)...................................     5,769,040        5,294,867
       Non-redeemable preferred stocks (cost: 1996 -- $64,540;
          1995 -- $73,497)......................................        66,014           74,454
     Mortgage loans on real estate, policy and collateral
       loans -- net.............................................    10,077,088        7,860,532
     Financial services assets:
       Flight equipment primarily under operating leases, net of
          accumulated depreciation (1996 -- $1,383,009;
          1995 -- $1,182,128)...................................    13,435,666       12,442,010
       Securities available for sale, at market value (cost:
          1996 -- $5,670,354; 1995 -- $3,930,622)...............     5,676,581        3,931,100
       Trading securities, at market value......................     2,137,444        2,641,436
       Spot commodities, at market value........................       584,977        1,079,124
       Unrealized gain on interest rate and currency swaps,
          options and forward transactions......................     6,241,161        7,250,954
       Trade receivables........................................     2,477,833        3,321,985
       Securities purchased under agreements to resell,
          at contract value.....................................     3,221,431        2,022,056
     Other invested assets......................................     2,973,057        2,808,158
     Short-term investments, at cost which approximates market
       value....................................................     1,917,099        2,272,528
     Cash.......................................................       150,004           88,371
                                                                  ------------     ------------
            Total investments and cash..........................   101,241,012       93,988,172
  Investment income due and accrued.............................     1,387,738        1,212,948
  Premiums and insurance balances receivable -- net.............     9,513,053        9,410,185
  Reinsurance assets............................................    17,874,989       16,878,155
  Deferred policy acquisition costs.............................     6,360,725        5,767,573
  Investments in partially-owned companies......................       910,726          820,781
  Real estate and other fixed assets, net of accumulated
     depreciation (1996 -- $1,355,698; 1995 -- $1,303,693)......     1,904,262        1,822,061
  Separate and variable accounts................................     3,152,704        2,506,791
  Other assets..................................................     2,304,075        1,729,732
                                                                  ------------     ------------
            Total assets........................................  $144,649,284     $134,136,398
                                                                   ===========      ===========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                       1996            1995
                                                                   -------------   ------------
                                                                    (UNAUDITED)
LIABILITIES:
  Reserve for losses and loss expenses..........................  $ 33,977,481     $ 33,046,717
  Reserve for unearned premiums.................................     8,113,778        6,938,064
  Future policy benefits for life and accident and health
     insurance contracts........................................    23,012,969       20,864,635
  Policyholders' contract deposits..............................    11,607,700        9,580,983
  Other policyholders' funds....................................     2,228,571        2,092,165
  Reserve for commissions, expenses and taxes...................     1,529,054        1,257,246
  Insurance balances payable....................................     2,245,308        1,886,403
  Funds held by companies under reinsurance treaties............       418,733          344,692
  Income taxes payable:
     Current....................................................       410,521          325,113
     Deferred...................................................       385,805          552,144
  Financial services liabilities:
     Borrowings under obligations of guaranteed investment
       agreements...............................................     5,843,145        5,423,555
     Securities sold under agreements to repurchase, at contract
       value....................................................     2,029,156        1,379,872
     Trade payables.............................................     2,245,322        2,810,947
     Securities sold but not yet purchased, principally
       obligations of the U.S. Government and Government
       agencies, at market value................................       720,498        1,204,386
     Spot commodities sold but not yet purchased, at market
       value....................................................       747,889          783,302
     Unrealized loss on interest rate and currency swaps,
       options and forward transactions.........................     5,238,976        6,405,045
     Deposits due to banks and other depositors.................     1,449,954          957,441
     Commercial paper...........................................     2,565,013        1,834,882
     Notes, bonds and loans payable.............................    10,251,221        8,932,743
  Commercial paper..............................................     1,516,834        1,331,753
  Notes, bonds, loans and mortgages payable.....................       419,407          467,784
  Separate and variable accounts................................     3,152,704        2,506,791
  Other liabilities.............................................     3,077,924        2,982,632
                                                                  ------------     ------------
            Total liabilities...................................   123,187,963      113,909,295
                                                                  ------------     ------------
  Preferred shareholders' equity in subsidiary company..........       400,000          400,000
CAPITAL FUNDS:
  Common stock, $2.50 par value: 1,000,000,000 shares
     authorized; shares issued 1996 -- 506,084,172;
     1995 -- 506,084,177........................................     1,265,210        1,265,210
  Additional paid-in capital....................................       132,680          131,828
  Unrealized appreciation of investments, net of taxes..........     1,078,589        1,395,064
  Cumulative translation adjustments, net of taxes..............      (463,723)        (456,072)
  Retained earnings.............................................    19,697,601       17,697,739
  Treasury stock, at cost; 1996 -- 36,647,040;
     1995 -- 31,899,951 shares of common stock..................      (649,036)        (206,666)
                                                                  ------------     ------------
            Total capital funds.................................    21,061,321       19,827,103
                                                                  ------------     ------------
            Total liabilities and capital funds.................  $144,649,284     $134,136,398
                                                                   ===========      ===========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                               NINE MONTHS ENDED             THREE MONTHS ENDED
                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                           --------------------------     -------------------------
                                              1996            1995           1996           1995
                                           -----------     ----------     ----------     ----------
General insurance operations:
Net premiums written...................    $ 9,722,560     $9,070,598     $3,230,729     $3,046,371
Change in unearned premium reserve.....       (958,655)      (557,158)      (194,142)      (135,573)
                                            ----------     ----------     ----------     ----------
Net premiums earned....................      8,763,905      8,513,440      3,036,587      2,910,798
Net investment income..................      1,243,380      1,143,424        420,340        385,616
Realized capital gains.................         50,697         61,675          5,644         14,119
                                            ----------     ----------     ----------     ----------
                                            10,057,982      9,718,539      3,462,571      3,310,533
                                            ----------     ----------     ----------     ----------
Losses and loss expenses incurred......      6,665,489      6,486,607      2,271,984      2,178,092
Underwriting expenses..................      1,798,608      1,745,817        650,672        617,418
                                            ----------     ----------     ----------     ----------
                                             8,464,097      8,232,424      2,922,656      2,795,510
                                            ----------     ----------     ----------     ----------
Operating income.......................      1,593,885      1,486,115        539,915        515,023
                                            ----------     ----------     ----------     ----------
Life insurance operations:
Premium income.........................      6,508,465      5,863,977      2,213,481      2,026,826
Net investment income..................      2,046,296      1,645,447        718,352        585,878
Realized capital gains.................         22,600         16,085         16,750         14,337
                                            ----------     ----------     ----------     ----------
                                             8,577,361      7,525,509      2,948,583      2,627,041
                                            ----------     ----------     ----------     ----------
Death and other benefits...............      2,701,139      2,439,560        963,453        866,323
Increase in future policy benefits.....      3,209,509      2,689,991      1,053,878        936,605
Acquisition and insurance expenses.....      1,708,658      1,617,843        585,806        543,673
                                            ----------     ----------     ----------     ----------
                                             7,619,306      6,747,394      2,603,137      2,346,601
                                            ----------     ----------     ----------     ----------
Operating income.......................        958,055        778,115        345,446        280,440
                                            ----------     ----------     ----------     ----------
Agency and service fee operating
  income...............................         41,752         45,886         12,222         13,920
Financial services operating income....        374,761        288,940        133,938         95,455
Equity in income of minority-owned
  insurance operations.................         74,322         59,244         26,273         20,125
Other realized capital gains
  (losses).............................         (1,072)       (23,883)           649         (9,579)
Minority interest......................        (33,289)       (27,723)        (9,283)       (10,215)
Other income (deductions) -- net.......        (64,564)       (62,738)       (31,089)       (26,302)
                                            ----------     ----------     ----------     ----------
Income before income taxes.............      2,943,850      2,543,956      1,018,071        878,867
                                            ----------     ----------     ----------     ----------
Income taxes (benefits) -- Current.....        803,291        694,185        289,579        218,229
                         -- Deferred...         13,536         13,144         (2,945)        29,952
                                            ----------     ----------     ----------     ----------
                                               816,827        707,329        286,634        248,181
                                            ----------     ----------     ----------     ----------
Net income.............................    $ 2,127,023     $1,836,627     $  731,437     $  630,686
                                            ==========     ==========     ==========     ==========
Earnings per common share..............    $      4.51     $     3.87     $     1.56     $     1.33
                                            ==========     ==========     ==========     ==========
Cash dividends per common share........    $      0.27     $    0.238     $     0.10     $    0.085
                                            ==========     ==========     ==========     ==========
Average shares outstanding.............        471,515        473,986        469,436        474,130
                                            ----------     ----------     ----------     ----------

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED SEPTEMBER
                                                                                30,
                                                                    ---------------------------
                                                                       1996            1995
                                                                    -----------     -----------
Cash Flows From Operating Activities:
Net income......................................................    $ 2,127,023     $ 1,836,627
                                                                    -----------     -----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Non-cash revenues, expenses, gains and losses included in
     income:
  Change in:
     General and life insurance reserves........................      4,336,394       4,749,997
     Premiums and insurance balances receivable and payable --
       net......................................................        256,037        (537,801)
     Reinsurance assets.........................................       (996,834)       (763,850)
     Deferred policy acquisition costs..........................       (593,152)       (509,020)
     Investment income due and accrued..........................       (174,790)       (262,199)
     Funds held under reinsurance treaties......................         74,041         (25,726)
     Other policyholders' funds.................................        136,406         106,633
     Current and deferred income taxes -- net...................         98,945        (244,481)
     Reserve for commissions, expenses and taxes................        271,808         147,223
     Other assets and liabilities -- net........................       (479,051)        203,558
     Trade receivables and payables -- net......................        278,527         710,041
     Trading securities, at market value........................        503,992        (828,753)
     Spot commodities, at market value..........................        494,147        (150,969)
     Net unrealized gain on interest rate and currency swaps,
       options and forward transactions.........................       (156,276)         37,684
     Securities purchased under agreements to resell............     (1,199,375)       (155,779)
     Securities sold under agreements to repurchase.............        649,284         798,402
     Securities sold but not yet purchased......................       (483,888)        303,074
     Spot commodities sold but not yet purchased, at market
       value....................................................        (35,413)        347,276
  Realized capital gains........................................        (72,225)        (53,877)
  Equity in income of partially-owned companies and other
     invested assets............................................       (119,331)        (81,673)
  Depreciation expenses, principally flight equipment...........        603,882         540,984
  Change in cumulative translation adjustments..................        (30,049)        (90,648)
  Other -- net..................................................          4,957         (48,529)
                                                                    -----------     -----------
  Total Adjustments.............................................      3,368,036       4,191,567
                                                                    -----------     -----------
Net cash provided by operating activities.......................    $ 5,495,059     $ 6,028,194
                                                                    -----------     -----------

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED SEPTEMBER
                                                                                30,
                                                                    ---------------------------
                                                                       1996            1995
                                                                    -----------     -----------
Cash Flows From Investing Activities:
  Cost of fixed maturities, at amortized cost matured or
     redeemed...................................................    $ 1,346,988     $   805,900
  Cost of bonds, at market sold.................................      6,816,250       5,926,255
  Cost of bonds, at market matured or redeemed..................      1,960,194       2,229,751
  Cost of equity securities sold................................      2,136,119       1,949,312
  Realized capital gains........................................         72,225          53,877
  Purchases of fixed maturities.................................    (14,369,425)    (13,138,722)
  Purchases of equity securities................................     (2,507,784)     (2,000,054)
  Mortgage, policy and collateral loans granted.................     (2,706,970)     (2,471,324)
  Repayments of mortgage, policy and collateral loans...........        490,414         646,268
  Sales of securities available for sale........................      1,628,718       1,579,593
  Maturities of securities available for sale...................        105,473         347,652
  Purchases of securities available for sale....................     (3,489,696)     (2,524,482)
  Sales of flight equipment.....................................      1,126,044         417,736
  Purchases of flight equipment.................................     (2,514,622)     (2,795,462)
  Net additions to real estate and other fixed assets...........       (291,162)       (239,863)
  Sales or distributions of other invested assets...............        871,082         183,232
  Investments in other invested assets..........................       (978,006)       (418,550)
  Change in short-term investments..............................        358,630         352,881
  Investments in partially-owned companies......................        (36,668)        (32,664)
                                                                    -----------     -----------
Net cash used in investing activities...........................     (9,982,196)     (9,128,664)
                                                                    -----------     -----------
Cash Flows From Financing Activities:
  Change in policyholders' contract deposits....................      2,026,717       2,424,262
  Change in deposits due to banks and other depositors..........        492,513         (38,062)
  Change in commercial paper....................................        915,212         143,183
  Proceeds from notes, bonds, loans and mortgages payable.......      3,190,940       3,964,311
  Repayments on notes, bonds, loans and mortgages payable.......     (1,927,525)     (2,847,854)
  Proceeds from guaranteed investment agreements................      3,041,772       2,817,006
  Maturities of guaranteed investment agreements................     (2,622,182)     (3,338,742)
  Proceeds from subsidiary company preferred stock issued.......            (98)         98,476
  Proceeds from common stock issued.............................         16,083          16,213
  Cash dividends to shareholders................................       (127,161)       (113,267)
  Acquisition of treasury stock.................................       (474,034)        (17,201)
  Other - net...................................................         16,533           4,649
                                                                    -----------     -----------
Net cash provided by financing activities.......................      4,548,770       3,112,974
                                                                    -----------     -----------
Change in cash..................................................         61,633          12,504
Cash at beginning of period.....................................         88,371          76,237
                                                                    -----------     -----------
Cash at end of period...........................................    $   150,004     $    88,741
                                                                     ==========      ==========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

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

c) Supplemental cash flow information for the nine month periods ended September 30, 1996 and 1995 is as follows:

                                                              1996          1995
                                                           ----------     --------
                                                           (IN THOUSANDS)
            Income taxes paid............................  $  699,500     $918,000
            Interest paid................................  $1,123,000     $939,200

d) For further information, refer to the Annual Report on Form 10-K of AIG for the year ended December 31, 1995.

                       AMERICAN INTERNATIONAL GROUP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONAL REVIEW

General Insurance Operations

General insurance operations for the nine month periods ending September 30, 1996 and 1995 were as follows:

(in thousands)
------------------------------------------------------

                                1996             1995
------------------------------------------------------
Net premiums written:
  Domestic                   $6,386,214       $ 5,850,999
  Foreign                     3,336,346         3,219,599
------------------------------------------------------
Total                        $9,722,560       $ 9,070,598
------------------------------------------------------
Net premiums earned:
  Domestic                   $5,763,020       $ 5,420,855
  Foreign                     3,000,885         3,092,585
------------------------------------------------------
Total                        $8,763,905       $ 8,513,440
------------------------------------------------------
Adjusted underwriting
  profit (loss):
  Domestic                   $  (13,518)      $    40,007
  Foreign                       313,326           241,009
------------------------------------------------------
Total                        $  299,808       $   281,016
------------------------------------------------------
Net investment income:
  Domestic                   $  987,280       $   918,550
  Foreign                       256,100           224,874
------------------------------------------------------
Total                        $1,243,380       $ 1,143,424
------------------------------------------------------
Operating income before
  realized capital gains:
  Domestic                   $  973,762       $   958,557
  Foreign                       569,426           465,883
------------------------------------------------------
Total                        $1,543,188       $ 1,424,440
Realized capital gains           50,697            61,675
------------------------------------------------------
Operating income             $1,593,885       $ 1,486,115
------------------------------------------------------

     During the first nine months of 1996, the net premiums written and net premiums earned in AIG's general insurance operations increased 7.2 percent and
2.9 percent, respectively, from those of 1995.

     The growth in net premiums written in the first nine months of 1996 resulted from a combination of several factors. Domestically, AIG continued to achieve some general price increases in certain specialty markets and smaller commercial markets as well as volume growth in mortgage guarantee insurance and in personal lines. Overseas, the primary reasons for growth were price and volume increases. Foreign general insurance operations produced 34.3 percent of the general insurance net premiums written in the first nine months of 1996 and
35.5 percent in the same period of 1995.

     In comparing the foreign exchange rates used to translate AIG's foreign general operations during the first nine months of 1996 to those foreign exchange rates used to translate AIG's foreign general operations during the same period of 1995, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, when foreign net premiums written were translated into U.S. dollars for the purposes of consolidation, total general insurance net premiums written were approximately 3.1 percentage points less than they would have been if translated utilizing those exchange rates which prevailed during that same period of 1995.

     Net premiums written are initially deferred and earned based upon the terms of the underlying policies. The net unearned premium reserve constitutes the deferred revenues which are generally earned ratably over the policy period. Thus, the net unearned premium reserve is not fully recognized as net premiums earned until the end of the policy period.

     The statutory general insurance ratios were as follows:

                                        1996       1995
------------------------------------------------------
Domestic:
  Loss Ratio                            85.54      85.51
  Expense Ratio                         15.24      14.60
------------------------------------------------------
Combined Ratio                         100.78     100.11
------------------------------------------------------
Foreign:
  Loss Ratio                            57.83      59.87
  Expense Ratio                         31.10      31.89
------------------------------------------------------
Combined Ratio                          88.93      91.76
------------------------------------------------------
Consolidated:
  Loss Ratio                            76.06      76.19
  Expense Ratio                         20.69      20.74
------------------------------------------------------
Combined Ratio                          96.75      96.93
------------------------------------------------------

     Adjusted underwriting profit or loss (operating income less net investment income and realized capital gains) represents statutory underwriting profit or loss adjusted primarily for changes in deferred acquisition costs. The adjusted underwriting profits were $299.8 million in the first nine months of 1996 and $281.0 million in the same period of 1995.

     AIG's results reflect the net impact with respect to incurred losses of catastrophes approximating $78 million in 1996 and $70 million in 1995. AIG's gross incurred losses from catastrophes approximated $240 million and $150 million in 1996 and 1995, respectively. If these catastrophes were excluded from the losses incurred in each period, the pro forma consolidated statutory general insurance ratios would be as follows:

--------------------------------------------------------
                                       1996        1995
--------------------------------------------------------
Loss Ratio                             75.17       75.37
Expense Ratio                          20.69       20.74
--------------------------------------------------------
Combined Ratio                         95.86       96.11
--------------------------------------------------------

     Excluding the effects of the aforementioned catastrophes, the results from general insurance operations have improved in 1996. AIG's ability to maintain the pro forma combined ratio below 100 is primarily attributable to the profitability of AIG's foreign general insurance operations and AIG's emphasis on maintaining its disciplined underwriting, especially in the domestic specialty markets. In addition, AIG does not seek net premium growth where rates do not adequately reflect its assessment of exposures.

     General insurance net investment income in the first nine months of 1996 increased 8.7 percent when compared to the same period of 1995. The growth in net investment income in 1996 was primarily attributable to new cash flow for investment. The new cash flow was generated from net general insurance operating cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     General insurance realized capital gains were $50.7 million in the first nine months of 1996 and $61.7 million in 1995. These realized gains resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale and trading fixed maturities as well as redemptions of fixed maturities.

     General insurance operating income in the first nine months of 1996 increased 7.3 percent when compared to the same period of 1995. The contribution of general insurance operating income to income before income taxes was 54.1 percent in 1996 compared to 58.4 percent in 1995.

     A period to period comparison of operating income is significantly influenced by the catastrophe losses in any one period as well as the volatility from one period to the next in realized capital gains. Adjusting each period to exclude the effects of both catastrophe losses and realized capital gains, operating income would have increased by 8.5 percent in the first nine months of 1996. The increase in the growth rate of 1996 over 1995 after the aforementioned adjustments was a result of the increased net investment income and improvement in underwriting results.

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

     AIG's general reinsurance assets amounted to $17.65 billion and resulted from AIG's reinsurance arrangements. Thus, a credit exposure existed at September 30, 1996, with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary, AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods. The application of this collateral against balances due or any changes to the amount of collateral are based on the development of losses recoverable on an individual reinsurer basis. This development includes losses incurred but not reported (IBNR). At December 31, 1995, approximately 50 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances were collateralized. The remaining 50 percent of the general reinsurance assets were from authorized reinsurers and over 96 percent of such balances were from reinsurers rated A- (excellent) or better, as rated by A.M. Best. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Through September 30, 1996, these distribution percentages have not changed significantly.

     AIG's provision for estimated unrecoverable reinsurance has not changed significantly from December 31, 1995, when AIG had allowances for unrecoverable reinsurance approximating $125 million. At that date, and prior to this allowance, AIG had no significant reinsurance recoverables from any individual reinsurer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

     AIG's Reinsurance Security Department conducts ongoing detailed assessments of the reinsurance markets and current and potential reinsurers, both foreign and domestic. Such assessments include, but are not limited to, identifying if a reinsurer is appropriately licensed and has sufficient financial capacity, and the local economic environment in which a foreign reinsurer operates. This department also reviews the nature of the risks ceded and the need for collateral. In addition, AIG's Credit Risk Committee reviews the credit limits for and concentrations with any one reinsurer.

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

     At September 30, 1996, the consolidated general reinsurance assets of $17.65 billion include reinsurance recoverables for (i) paid losses and loss expenses of $2.10 billion and (ii) $13.73 billion with respect to the ceded reserve for losses and loss expenses, including ceded IBNR (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently. It is AIG's belief that the ceded reserves at September 30, 1996 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

     At September 30, 1996, general insurance reserves for losses and loss expenses (loss reserves) amounted to $33.98 billion, an increase of $930.8 million or 2.8 percent over the prior year end, and represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses and minor amounts of discounting related to certain workers' compensation claims. General insurance net loss reserves increased $554.7 million or 2.8 percent to $20.25 billion and represent loss reserves reduced by reinsurance recoverable, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at September 30, 1996. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on such future results of operations.

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

     Estimation of asbestos and environmental claims loss reserves is a difficult process. These asbestos and environmental claims cannot be estimated by conventional reserving techniques as previously described. Quantitative techniques frequently have to be supplemented by subjective considerations including managerial judgment. Significant factors which affect the trends which influence the development of asbestos and environmental claims are the inconsistent court resolutions, judicial interpretations which broaden the intent of the policies and scope of coverage and the increasing number of new claims. The case law that has emerged can be characterized as still being in its infancy and the likelihood of any firm direction in the near future is very small. Additionally, the exposure for cleanup costs of hazardous waste dump sites involves issues such as allocation of responsibility among potentially responsible parties and the government's refusal to release parties. The cleanup cost exposure may significantly change if the Congressional reauthorization of Superfund changes, thereby reducing or increasing litigation and cleanup costs.

     In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by changes in Superfund and waste dump site coverage issues. Additional liabilities could emerge for amounts in excess of the current reserves held. Although this emergence cannot now be reasonably estimated, it could have a material adverse impact on AIG's future operating results. The reserves carried for these claims at September 30, 1996 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. (See the previous discussion on reinsurance collectibility herein.)

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

     A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at September 30, 1996 and 1995 was as follows:

(in millions)
------------------------------------------------------

                               1996               1995
                          -------------      -------------
                          GROSS     NET      Gross     Net
------------------------------------------------------
Asbestos:
Reserve for losses and
  loss expenses at
  beginning of period    $  744.8  $127.9   $  686.0  $130.2
Losses and loss
  expenses incurred         144.7    77.6       62.3    (2.0)
Losses and loss
  expenses paid            (198.3)  (45.6)     (89.5)  (16.3)
------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period              $  691.2  $159.9   $  658.8  $111.9
------------------------------------------------------
Environmental:
Reserve for losses and
  loss expenses at
  beginning of period    $1,197.9  $379.3   $  728.1  $200.1
Losses and loss
  expenses incurred         197.9   125.8      478.6   147.8
Losses and loss
  expenses paid            (114.4)  (37.7)    (154.4)  (43.3)
------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period              $1,281.4  $467.4   $1,052.3  $304.6
------------------------------------------------------
Combined:
Reserve for losses and
  loss expenses at
  beginning of period    $1,942.7  $507.2   $1,414.1  $330.3
Losses and loss
  expenses incurred         342.6   203.4      540.9   145.8
Losses and loss
  expenses paid            (312.7)  (83.3)    (243.9)  (59.6)
------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period              $1,972.6  $627.3   $1,711.1  $416.5
------------------------------------------------------

     The gross and net IBNR included in the aforementioned reserve for losses and loss expenses at September 30, 1996 and 1995 were estimated as follows:

(in thousands)
------------------------------------------------------

                           1996                 1995
                     ----------------     ----------------
                     GROSS      NET       Gross      Net
------------------------------------------------------
Combined            $861,500  $306,200   $415,000  $125,000
------------------------------------------------------

     A summary of asbestos and environmental claims count activity for the nine month periods ended September 30, 1996 and 1995 was as follows:

   ------------------------------------------------------------------------------------------------------------------
                                                        1996                                        1995
                                         ----------------------------------          ----------------------------------
                                        ASBESTOS    ENVIRONMENTAL    COMBINED       Asbestos    Environmental    Combined
------------------------------------------------------------------------------------------------------------------
Claims at beginning of period             5,244         17,858        23,102          5,947         16,223        22,170
Claims during period:
  Opened                                    740          1,993         2,733          1,365          2,832         4,197
  Settled                                   (94)          (395)         (489)          (111)          (444)         (555)
  Dismissed or otherwise resolved          (555)        (2,485)       (3,040)          (556)        (1,771)       (2,327)
------------------------------------------------------------------------------------------------------------------
Claims at end of period                   5,335         16,971        22,306          6,645         16,840        23,485
------------------------------------------------------------------------------------------------------------------

     The average cost per claim settled, dismissed or otherwise resolved for the nine month periods ended September 30, 1996 and 1995 was as follows:

------------------------------------------------------

                          1996                  1995
                     ---------------       ---------------
                     GROSS      NET        Gross      Net
------------------------------------------------------
Asbestos            $305,500  $70,300     $134,200  $24,400
Environmental         39,700   13,100       69,700   19,500
Combined              88,600   23,600       84,600   20,700
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

     The developed survival ratios include both involuntary and voluntary indemnity payments. Involuntary payments include court judgments, court orders, covered claims with no coverage defenses, state mandated cleanup costs, claims where AIG's coverage defenses are minimal, and settlements made less than six months before trial. Also, AIG considers all legal and loss adjustment payments as involuntary.

     AIG believes voluntary indemnity payments should be excluded from the survival ratio. The special asbestos and environmental claims unit actively manages AIG's asbestos and environmental claims and proactively pursues early settlement of environmental claims for all known and unknown sites. As a result, AIG reduces its exposure to future environmental loss contingencies.

     Accordingly, AIG's annualized survival ratios for involuntary asbestos and environmental claims, separately and combined, were estimated as follows for the nine month periods ended September 30, 1996 and 1995:

-----------------------------------------------------------

                           1996                  1995
                       -------------         -------------
                      GROSS      NET        Gross      Net
-----------------------------------------------------------
Involuntary survival
  ratios:
  Asbestos              2.6       2.6         5.5       5.1
  Environmental        15.0      14.3        13.5      11.4
  Combined              6.2       7.3         9.1       9.0
-----------------------------------------------------------

     AIG's operations are negatively impacted under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company's future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessment net of credits for 1995 was $23.5 million. Based upon current information, AIG does not anticipate that its net assessment will be significantly different in 1996.

     AIG is also required to participate in various involuntary pools (principally workers' compensation business) which provide insurance coverage for those not able to obtain such coverage in the voluntary markets. This participation is also recorded upon notification, as these amounts cannot reasonably be estimated.

Life Insurance Operations

Life insurance operations for the nine month periods ending September 30, 1996 and 1995 were as follows:

(in thousands)
---------------------------------------------------------

                                1996             1995
---------------------------------------------------------
Premium income:
  Domestic                  $    383,075     $    354,939
  Foreign                      6,125,390        5,509,038
---------------------------------------------------------
Total                       $  6,508,465     $  5,863,977
---------------------------------------------------------
Net investment income:
  Domestic                  $    762,058     $    613,331
  Foreign                      1,284,238        1,032,116
---------------------------------------------------------
Total                       $  2,046,296     $  1,645,447
---------------------------------------------------------
Operating income before
  realized capital gains:
  Domestic                  $     76,341     $     41,209
  Foreign                        859,114          720,821
---------------------------------------------------------
Total                       $    935,455     $    762,030
Realized capital gains            22,600           16,085
---------------------------------------------------------
Operating income            $    958,055     $    778,115
---------------------------------------------------------
Life insurance in-force:*
  Domestic                  $ 57,819,853     $ 54,272,118
  Foreign                    347,055,561      321,824,989
---------------------------------------------------------
Total                       $404,875,414     $376,097,107
---------------------------------------------------------

* Amounts presented were as at September 30, 1996 and December 31, 1995, respectively.

     Demonstrating the strength of its franchise, AIG's life insurance operations continued to show growth primarily as a result of overseas operations, particularly in Asia. AIG's life premium income during the first nine months of 1996 represented a 11.0 percent increase from the same period in 1995. Foreign life operations produced 94.1 percent and 93.9 percent of the life premium income in 1996 and 1995, respectively.

     As previously discussed, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, for the first nine months of 1996, when foreign life premium income was translated into U.S. dollars for purposes of consolidation, total life premium income was approximately 5.9 percentage points less than it would have been if translated utilizing exchange rates prevailing in the same period of 1995.

     Life insurance net investment income increased 24.4 percent during the first nine months of 1996 from the same period in 1995. The growth in net investment income was primarily attributable to foreign new cash flow for investment and, to a lesser degree, growth in interest income earned on policy loans related to domestic corporate-owned life insurance products. The new cash flow was generated from life insurance operations and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     The traditional life products, such as whole and term life and endowments, were the major contributors to the growth in foreign premium income and investment income, particularly in Asia, and continue to be the primary source of growth in the life segment. A mixture of traditional, accident and health and financial products are being sold in Japan.

     Life insurance realized capital gains were $22.6 million in 1996 and $16.1 million in 1995. These realized gains resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

     Life insurance operating income during the first nine months of 1996 increased 23.1 percent from the same period in 1995 to $958.1 million. Excluding realized capital gains from life insurance operating income, the percent increase would be 22.8 percent during the first nine months of 1996 from the same period in 1995. The contribution of life insurance operating income to income before income taxes amounted to 32.5 percent during the first nine months of 1996 compared to 30.6 percent in the same period of 1995.

     The risks associated with the traditional life and accident and health products are underwriting risk and investment risk. The risk associated with the financial and investment contract products is investment risk.

     Underwriting risk represents the exposure to loss resulting from the actual policy experience adversely emerging in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses. AIG's life companies limit their maximum underwriting exposure on traditional life insurance of a single life to approximately one million dollars of coverage by using yearly renewable term reinsurance. The life insurance operations have not entered into assumption reinsurance transactions or surplus relief transactions during the two year period ended September 30, 1996.

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

Agency and Service Fee Operations

Agency and service fee operating income during the first nine months of 1996 decreased 9.0 percent to $41.8 million compared to $45.9 million in 1995. Agency and service fee operating income contributed 1.4 percent to AIG's income before income taxes in the first nine months of 1996 compared to 1.8 percent in 1995.

Financial Services Operations

Financial services operations for the nine month periods ending September 30, 1996 and 1995 were as follows:

(in thousands)
------------------------------------------------------

                                   1996           1995
------------------------------------------------------
Revenues:
International Lease Finance
  Corp.                         $1,148,310     $1,013,634
AIG Financial Products Corp.*      286,995        179,069
AIG Trading Group Inc.*            209,407        177,771
Other                              230,412        164,873
------------------------------------------------------
Total                           $1,875,124     $1,535,347
------------------------------------------------------
Operating income:
International Lease Finance
  Corp.                         $  226,050     $  199,683
AIG Financial Products Corp.       129,824         84,481
AIG Trading Group Inc.              53,903         40,292
Other, including intercompany
  adjustments                      (35,016)       (35,516)
------------------------------------------------------
Total                           $  374,761     $  288,940
------------------------------------------------------

*Represents net trading revenues.

     Financial services operating income increased 29.7 percent in the first nine months of 1996 over 1995.

     International Lease Finance Corporation (ILFC) generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in the first nine months of 1996 increased 13.3 percent from 1995. The revenue increase resulted primarily from the growth both in the size and relative cost of the fleet. During the first nine months of 1996, operating income increased
13.2 percent from 1995. The composite borrowing rates during the first nine months of 1996 and 1995 were 6.28 percent and 6.50 percent, respectively. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     ILFC is exposed to loss through non-performance of aircraft lessees, through owning aircraft which it would be unable to lease or re-lease at acceptable rates or sell at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At September 30, 1996, only 6 of 314 aircraft owned were not leased and of these, 4 aircraft have been committed for sale. At September 30, 1996, 75 percent of the fleet was leased to foreign airlines. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     AIG Financial Products Corp. and its subsidiaries (AIGFP) participate in the derivatives dealer market conducting, primarily as principal, an interest rate, currency and equity derivative products business. AIGFP also enters into long-dated forward foreign exchange contracts, option transactions, liquidity facilities, investment agreements and other structured transactions and invests in a diversified portfolio of securities. Thus, AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than for speculative transactions. Revenues in the first nine months of 1996 increased 60.3 percent from the same period of 1995. During the first nine months of 1996, operating income increased 53.7 percent from the same period of 1995. As AIGFP is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein.)

     AIG Trading Group Inc. and its subsidiaries (AIGTG) derive a substantial portion of their revenues from market making and trading activities, as principals, in foreign exchange, interest rates, precious and base metals and natural gas and other energy products. Revenues in the first nine months of 1996 increased 17.8 percent from the same period of 1995. During the first nine months of 1996, operating income increased 33.8 percent from the same period of 1995 primarily due to certain structured transactions. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein.)

     Financial services operating income represented 12.7 percent of AIG's income before income taxes in the first nine months of 1996. This compares to
11.4 percent in the same period of 1995.

Other Operations

In the first nine months of 1996, AIG's equity in income of minority-owned insurance operations was $74.3 million compared to $59.2 million in the same period of 1995. In the first nine months of 1996, the equity interest in insurance companies represented 2.5 percent of income before income taxes compared to 2.3 percent in the same period of 1995.

     Other realized capital losses amounted to $1.1 million and $23.9 million in the first nine months of 1996 and 1995, respectively.

     Minority interest represents minority shareholders' equity in income of certain consolidated subsidiaries. In the first nine months of 1996, minority interest amounted to $33.3 million. In the first nine months of 1995, minority interest amounted to $27.7 million.

     Other income (deductions)--net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially-owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In the first nine months of 1996, net deductions amounted to $64.6 million. In the same period of 1995, net deductions amounted to $62.7 million.

     Income before income taxes amounted to $2.94 billion in the first nine months of 1996, and $2.54 billion in the same period of 1995.

     In the first nine months of 1996, AIG recorded a provision for income taxes of $816.8 million compared to the provision of $707.3 million in the same period of 1995. These provisions represent effective tax rates of 27.7 percent in the first nine months of 1996, and 27.8 percent in the same period of 1995.

     Net income amounted to $2.13 billion in the first nine months of 1996 and $1.84 billion in the same period of 1995. The increases in net income over the periods resulted from those factors described above.

CAPITAL RESOURCES

At September 30, 1996, AIG had total capital funds of $21.06 billion and total borrowings of $20.60 billion. At that date, $15.45 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs).

     Total borrowings at September 30, 1996 and December 31, 1995 were as follows:

(in thousands)
------------------------------------------------------

                                 1996            1995
------------------------------------------------------
GIAs -- AIGFP                 $ 5,843,145     $ 5,423,555
------------------------------------------------------
Commercial Paper:
  Funding                         792,265         687,182
  ILFC(a)                       2,565,013       1,834,882
  AICCO                           724,569         644,571
------------------------------------------------------
  Total                         4,081,847       3,166,635
------------------------------------------------------
Medium Term Notes:
  ILFC(a)                       2,449,585       2,391,535
  AIG                              90,000         115,000
------------------------------------------------------
  Total                         2,539,585       2,506,535
------------------------------------------------------
Notes and Bonds Payable:
  ILFC(a)                       3,550,000       3,550,000
  AIGFP                         3,213,959       1,868,943
  AIG: Lire bonds                 159,067         159,067
     Zero coupon notes             79,568          73,348
------------------------------------------------------
  Total                         7,002,594       5,651,358
------------------------------------------------------
Loans and Mortgages Payable:
  ILFC(a)(b)                    1,037,677       1,122,265
  AIG                              90,772         120,369
------------------------------------------------------
  Total                         1,128,449       1,242,634
------------------------------------------------------
Total Borrowings               20,595,620      17,990,717
------------------------------------------------------
Borrowings not guaranteed by
  AIG                           9,602,275       8,898,682
Matched GIA borrowings          5,843,145       5,423,555
------------------------------------------------------
                               15,445,420      14,322,237
------------------------------------------------------
Remaining borrowings of AIG   $ 5,150,200     $ 3,668,480
------------------------------------------------------

(a)AIG does not guarantee or support these borrowings.
(b)Primarily capital lease obligations.

     Financing was obtained mainly through GIAs and notes and bonds payable for AIGFP's investments in a diversified portfolio of securities and derivative transactions. (See also the discussions under "Operational Review", "Liquidity" and "Derivatives" herein.)

     AIG Funding, Inc. (Funding), through the issuance of commercial paper, fulfills the short-term cash requirements of AIG and its subsidiaries. Funding intends to continue to meet AIG's funding requirements through the issuance of commercial paper guaranteed by AIG. This issuance of Funding's commercial paper is subject to the approval of AIG's Board of Directors. ILFC and A.I. Credit Corp. (AICCO) issue commercial paper for the funding of their own operations. AIG does not guarantee AICCO's or ILFC's commercial paper. However, AIG has entered into an agreement in support of AICCO's commercial paper. From time to time, AIGFP may issue commercial paper, which AIG guarantees, to fund its operations. At September 30, 1996, AIGFP had no commercial paper outstanding. (See also the discussion under "Derivatives" herein.)

     AIG and Funding have entered into two syndicated revolving credit facilities (the Facilities) aggregating $1 billion. The Facilities consist of a $500 million 364 day revolving credit facility and a $500 million five year revolving credit facility. The Facilities can be used for general corporate purposes and also provide backup for AIG's commercial paper programs administered by Funding. There are currently no borrowings outstanding under either of the Facilities, nor were any borrowings outstanding as of September 30, 1996.

     At September 30, 1996, ILFC had increased the aggregate principal amount outstanding of its medium term and term notes to $6.00 billion, a net increase of $58.1 million, and recorded a net decline in its capital lease obligations of $62.6 million and a net increase in its commercial paper of $730.1 million. At September 30, 1996, ILFC had $1.01 billion in aggregate principal amount of debt securities registered for issuance from time to time. The cash used to purchase flight equipment, including progress payments during the construction phase, is primarily derived from the proceeds of ILFC's debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover of prior debt. (See also the discussions under "Operational Review" and "Liquidity" herein.)

     During the third quarter of 1996, AIG issued $50.0 million principal amount of medium term notes at a rate of 6.25 percent per annum for a three year term. During the first nine months of 1996, $75.0 million of previously issued medium term notes matured. At September 30, 1996, AIG had $697.0 million in aggregate principal amount of debt securities registered for issuance from time to time. In addition, $50.0 million principal amount of medium term notes at a rate of
6.05 percent per annum for a three year term were issued on November 1, 1996. (See also the discussion under "Derivatives" herein.)

     AIG's capital funds have increased $1.23 billion in the first nine months of 1996. Unrealized appreciation of investments, net of taxes declined $316.5 million, primarily as a result of the effect of rising domestic interest rates impacting the market value of the bonds available for sale portfolio. As a result of AIG's adoption of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities", unrealized appreciation of investments, net of taxes, is now subject to increased volatility resulting from the changes in the market value of bonds available for sale. During the first nine months of 1996, the cumulative translation adjustment loss, net of taxes, increased $7.7 million and retained earnings increased $2.00 billion, resulting from net income less dividends.

     During the first nine months of 1996, AIG repurchased in the open market
5.2 million shares of its common stock at a cost of $473.3 million. AIG intends to continue to buy its common shares in the open market from time to time and to satisfy its obligations under various employee benefit plans through such purchases.

     Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At September 30, 1996, there were no significant statutory or regulatory issues which would impair AIG's financial condition, results of operations or liquidity. (See also the discussion under "Liquidity" herein.)

     In 1989, the National Association of Insurance Commissioners (NAIC) adopted the "NAIC Solvency Policing Agenda for 1990". Included in this agenda was the development of Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company's statutory surplus to the risk inherent in its overall operations.

     At December 31, 1995, the adjusted capital of each of AIG's domestic general companies and of each of AIG's domestic life companies exceeded each of their RBC standards by considerable margins. There has been no significant change through September 30, 1996.

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

LIQUIDITY

At September 30, 1996, AIG's consolidated invested assets included approximately $2.07 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first nine months of 1996 amounted to approximately $5.50 billion.

     Management believes that AIG's liquid assets, its net cash provided by operations, and access to the capital markets will enable it to meet any foreseeable cash requirements.

     AIG's liquidity is primarily derived from the operating cash flows of its general and life insurance operations.

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance pretax operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG's insurance operations generated approximately $7 billion in pretax cash flow during the first nine months of 1996. Cash flow includes periodic premium collections, including policyholders' contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits and acquisition and operating expenses paid. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance investment operations generated over $3 billion in investment income cash flow during the first nine months of 1996. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains.

     The combined insurance pretax operating cash flow coupled with the cash and short-term investments of $1.64 billion provided the insurance operations with a significant amount of liquidity during the first nine months of 1996. This liquidity is available to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy loans and collateral loans. With this liquidity together with proceeds of approximately $12 billion from the maturities, sales and redemptions of fixed income securities and from the sale of marketable equity securities, AIG purchased over $16 billion of fixed income securities and marketable equity securities during the first nine months of 1996.

     During the first nine months of 1996, AIG received approximately $1.3 billion from redemptions of held to maturity municipal bonds. Prior to redemption, the yield to maturity on these bonds approximated 7.3 percent. The average yield to maturity on the reinvestment of the proceeds in bonds with similar characteristics during this same period of time approximated 5.6 percent. AIG does not anticipate that these redemptions will have a significant effect on AIG's general investment income, operations, financial condition or liquidity.

     The following table is a summary of AIG's invested assets by significant segment, including investment income due and accrued and real estate, at September 30, 1996 and December 31, 1995:

(dollars in thousands)
--------------------------------------------------------------------------------

                                                       SEPTEMBER 30, 1996                         December 31, 1995
                                                    ------------------------                   -----------------------
                                                     INVESTED         PERCENT                  Invested         Percent
                                                      ASSETS          OF TOTAL                  Assets          of Total
   ------------------------------------------------------------------------------------------------------------------
General insurance                                  $ 27,974,216          26.9%                $26,550,431          27.5%
Life insurance                                       38,888,070          37.5                  34,869,040          36.2
Financial services                                   36,566,802          35.2                  34,468,961          35.8
Other                                                   387,488           0.4                     449,832           0.5
------------------------------------------------------------------------------------------------------------------
Total                                              $103,816,576         100.0%                $96,338,264         100.0%
------------------------------------------------------------------------------------------------------------------

     The following tables summarize the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at September 30, 1996 and December 31, 1995:

(dollars in thousands)
--------------------------------------------------------------------------------

                                                                                                       PERCENT DISTRIBUTION
                                                                                          PERCENT       ------------------
           SEPTEMBER 30, 1996               GENERAL          LIFE            TOTAL        OF TOTAL     DOMESTIC     FOREIGN
------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
  Available for sale, at market value(a)  $ 9,383,297     $24,378,455     $33,761,752        50.5%        35.2%       64.8%
  Held to maturity, at amortized cost(b)   12,640,615              --      12,640,615        18.9        100.0          --
Equity securities, at market value(c)       3,087,532       2,555,868       5,643,400         8.4         32.5        67.5
Mortgage loans on real estate, policy
  and
  collateral loans                             52,818       8,371,866       8,424,684        12.6         59.1        40.9
Short-term investments, including time
  deposits, and cash                          701,269         937,480       1,638,749         2.5         18.9        81.1
Real estate                                   406,257         671,097       1,077,354         1.6         21.5        78.5
Investment income due and accrued             493,327         887,319       1,380,646         2.1         55.1        44.9
Other invested assets                       1,209,101       1,085,985       2,295,086         3.4         47.0        53.0
------------------------------------------------------------------------------------------------------------------
Total                                     $27,974,216     $38,888,070     $66,862,286       100.0%        50.4%       49.6%
------------------------------------------------------------------------------------------------------------------

(a)Includes $416,071 of bonds trading securities, at market value.
(b)Includes $473,996 of preferred stock, at amortized cost.
(c)Includes $36,679 of preferred stock, at market value.


(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                       Percent Distribution
                                                                                          Percent       -------------------
           December 31, 1995                General          Life            Total        of Total     Domestic     Foreign
---------------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
  Available for sale, at market value(a)  $ 9,068,133     $22,168,672     $31,236,805        50.9%        37.5%       62.5%
  Held to maturity, at amortized cost(b)   11,545,530              --      11,545,530        18.8        100.0          --
Equity securities, at market value(c)       3,011,249       2,131,897       5,143,146         8.4         35.8        64.2
Mortgage loans on real estate, policy
  and collateral loans                         54,852       6,887,329       6,942,181        11.3         52.8        47.2
Short-term investments, including time
  deposits, and cash                          636,709       1,231,817       1,868,526         3.0         25.6        74.4
Real estate                                   345,336         660,954       1,006,290         1.6         17.3        82.7
Investment income due and accrued             466,744         732,380       1,199,124         2.0         55.3        44.7
Other invested assets                       1,421,878       1,055,991       2,477,869         4.0         50.6        49.4
---------------------------------------------------------------------------------------------------------------------------
Total                                     $26,550,431     $34,869,040     $61,419,471       100.0%        51.0%       49.0%
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

     At September 30, 1996, approximately 53 percent of the fixed maturity investments were domestic securities. Approximately 38 percent of such domestic securities were rated AAA, and approximately two percent were below investment grade.

     A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At September 30, 1996, approximately 42 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis were equivalent from a credit standpoint to securities so rated. Less than one percent of these investments were deemed below investment grade and approximately four percent were not rated at that date.

     Although AIG's fixed income insurance portfolios contain only minor amounts of securities below investment grade, any fixed income security may be subject to downgrade for a variety of reasons subsequent to any balance sheet date. There have been no significant downgrades as at November 1, 1996.

     At September 30, 1996, approximately 5 percent of the fixed maturities portfolio was Collateralized Mortgage Obligations (CMOs). All of the CMOs were investment grade and approximately 73 percent of the CMOs were backed by various U.S. government agencies. The remaining 27 percent was rated at least A. Thus, credit risk was minimal. CMOs are exposed to interest rate risk as the duration and ultimate realized yield would be affected by the accelerated prepayments of the underlying mortgages. There were no interest only or principal only CMOs.

     When permitted by regulatory authorities and when deemed necessary to protect insurance assets, including invested assets, from currency risk and interest rate risk, AIG and its insurance subsidiaries enter into derivative transactions as end users. To date, such activities have been minor. (See also the discussion under "Derivatives" herein.)

     Mortgage loans on real estate, policy and collateral loans comprised 12.6 percent of AIG's insurance invested assets at September 30, 1996. AIG's insurance holdings of real estate mortgages amounted to $2.29 billion of which
33.8 percent was domestic. At September 30, 1996, no domestic mortgages and only a nominal amount of foreign mortgages were in default. At September 30, 1996, AIG's insurance holdings of collateral loans amounted to $856.4 million, all of which were foreign. It is AIG's practice to maintain a maximum loan to value ratio of 75 percent at loan origination. AIG's policy loans increased from $3.95 billion at December 31, 1995 to $5.28 billion at September 30, 1996, with most of this increase relating to the domestic corporate-owned life insurance product.

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

     The following table is a summary of the composition of AIG's financial services invested assets at September 30, 1996 and December 31, 1995. (See also the discussions under "Operational Review," "Capital Resources" and "Derivatives" herein.)

(dollars in thousands)
--------------------------------------------------------------------------------

                                                                       1996                             1995
                                                             -----------------------          -----------------------
                                                             INVESTED         PERCENT         Invested         Percent
                                                              ASSETS          OF TOTAL         Assets          of Total
-----------------------------------------------------------------------------------------------------------------
Flight equipment primarily under operating leases, net of
  accumulated depreciation                                  $13,435,666          36.7%       $12,442,010          36.1%
Unrealized gain on interest rate and currency swaps,
  options and forward transactions                            6,241,161          17.1          7,250,954          21.0
Securities available for sale, at market value                5,676,581          15.5          3,931,100          11.4
Trading securities, at market value                           2,137,444           5.9          2,641,436           7.7
Securities purchased under agreements to resell, at
  contract value                                              3,221,431           8.8          2,022,056           5.9
Trade receivables                                             2,477,833           6.8          3,321,985           9.6
Spot commodities, at market value                               584,977           1.6          1,079,124           3.1
Other, including short-term investments                       2,791,709           7.6          1,780,296           5.2
-----------------------------------------------------------------------------------------------------------------
Total                                                       $36,566,802         100.0%       $34,468,961         100.0%
-----------------------------------------------------------------------------------------------------------------

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financing. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover of prior debt. During the first nine months of 1996, ILFC acquired flight equipment costing $2.51 billion.

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

     Securities available for sale is primarily a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At September 30, 1996, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. At that date, AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $1.8 billion of these securities. There were no securities deemed below investment grade. There have been no significant downgrades through November 1, 1996. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP generally takes possession of securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

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

     The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at September 30, 1996 were as follows:

(in thousands)
------------------------------------------------------

                     GROSS          GROSS         BALANCE
                   UNREALIZED     UNREALIZED       SHEET
                     GAINS          LOSSES         AMOUNT
------------------------------------------------------
Securities
  available for
  sale, at market
  value            $  205,556     $  199,329     $5,676,581
Unrealized
  gain/loss on
  interest rate
  and currency
  swaps, options
  and forward
transactions(a)(b)  6,241,161      5,238,976             --
Trading
  securities, at
  market value             --             --      2,137,444
Securities sold
  but not yet
  purchased,
  principally
  obligations of
  the U.S.
  government and
  government
  agencies, at
  market value             --             --        720,498
Trade
  receivables(b)    4,822,019      2,987,022      2,477,833
Spot commodities,
  at market
  value(c)            149,152        270,869        584,977
Trade payables             --      1,905,980      2,245,322
Spot commodities
  sold but not yet
  purchased, at
  market value        211,852        121,024        747,889
------------------------------------------------------

(a)These amounts are also presented as the respective balance sheet amounts.
(b)At September 30, 1996, AIGTG's net replacement values were $307.9 million with respect to interest rate and currency swaps and $1.97 billion with respect to futures and forward contracts which were included in trade receivables.
(c)The net replacement value with respect to purchased option contracts of AIGTG at September 30, 1996 was $420.0 million.

     The interest rate risk on securities available for sale, at market, is managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At September 30, 1996, the unrealized gains and losses remaining after benefit of the offsets were $10.5 million and $4.3 million, respectively.

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

     The following tables provide the notional and contractual amounts of AIGFP's derivatives portfolio at September 30, 1996 and December 31, 1995. The notional amounts used to express the extent of AIGFP's involvement in swap transactions represent a standard of measurement of the volume of AIGFP's swaps business. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual cash flows to be exchanged and are not paid or received, except for certain contracts such as currency swaps. The timing and the amount of cash flows relating to foreign exchange forwards and exchange traded futures and options contracts are determined by each of the respective contractual agreements.

     The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss after the application of the aforementioned strategies, ISDA Master Agreements and collateral held.

     The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at September 30, 1996 and December 31, 1995:

(in thousands)
--------------------------------------------------------------------------------

                                                           REMAINING LIFE
                                          ------------------------------------------------
                                            ONE       TWO THROUGH   SIX THROUGH    AFTER TEN       TOTAL          Total
                                           YEAR       FIVE YEARS     TEN YEARS       YEARS          1996           1995
------------------------------------------------------------------------------------------------------------------
Interest rate, currency and
  equity/commodity swaps and
  swaptions:
Notional amount:
  Interest rate swaps                   $31,689,800   $71,560,800   $37,635,300   $ 9,144,800   $150,030,700   $130,441,000
  Currency swaps                         10,001,900   15,475,400     7,147,900      3,530,600     36,155,800     28,829,000
  Equity/commodity swaps                     32,800       20,600            --         50,000        103,400        320,000
  Swaptions                                 360,200    1,196,000     2,577,000        949,800      5,083,000      4,374,000
------------------------------------------------------------------------------------------------------------------
Total                                   $42,084,700   $88,252,800   $47,360,200   $13,675,200   $191,372,900   $163,964,000
------------------------------------------------------------------------------------------------------------------
Futures and forward contracts:
Exchange traded futures contracts
  contractual amount                    $ 4,855,000   $       --    $       --    $        --   $  4,855,000   $ 16,050,000
------------------------------------------------------------------------------------------------------------------
Over the counter forward contracts
  contractual amount                    $ 7,478,000   $       --    $       --    $        --   $  7,478,000   $  2,238,000
------------------------------------------------------------------------------------------------------------------

     AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At September 30, 1996 and December 31, 1995, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
--------------------------------------------------------------------------------

                                                                   NET REPLACEMENT VALUE
                                                               -----------------------------
                                                              SWAPS AND         FUTURES AND        TOTAL         Total
                                                              SWAPTIONS      FORWARD CONTRACTS      1996          1995
------------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                         $1,481,000          $    --        $1,481,000    $1,994,000
  AA                                                          2,018,000            14,000         2,032,000     2,146,000
  A                                                           1,316,000             4,000         1,320,000     1,443,000
  BBB                                                         1,028,000                --         1,028,000     1,239,000
  Below investment grade                                         20,000                --            20,000        49,000
  Not externally rated  exchanges*                                   --                --                --        23,000
------------------------------------------------------------------------------------------------------------------
Total                                                         $5,863,000          $18,000        $5,881,000    $6,894,000
------------------------------------------------------------------------------------------------------------------

*Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

     At September 30, 1996 and December 31, 1995, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
--------------------------------------------------------------------------------

                                                                   NET REPLACEMENT VALUE
                                                               -----------------------------
                                                              SWAPS AND         FUTURES AND        TOTAL         Total
                                                              SWAPTIONS      FORWARD CONTRACTS      1996          1995
------------------------------------------------------------------------------------------------------------------
Non-U.S. banks                                                $2,194,000          $17,000        $2,211,000    $2,443,000
Insured municipalities                                          579,000                --           579,000       880,000
U.S. industrials                                                780,000                --           780,000     1,025,000
Governmental                                                    941,000                --           941,000       845,000
Non-U.S. financial service companies                             32,000                --            32,000        40,000
Non-U.S. industrials                                            375,000                --           375,000       531,000
Special purpose                                                 105,000                --           105,000       113,000
U.S. banks                                                      211,000             1,000           212,000       319,000
U.S. financial service companies                                460,000                --           460,000       424,000
Supranationals                                                  186,000                --           186,000       251,000
Exchanges*                                                           --                --                --        23,000
------------------------------------------------------------------------------------------------------------------
Total                                                         $5,863,000          $18,000        $5,881,000    $6,894,000
------------------------------------------------------------------------------------------------------------------

*Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

     The following tables provide the notional and contractual amounts of AIGTG's derivatives portfolio at September 30, 1996 and December 31, 1995. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the September 30, 1996 balances based upon the expected timing of the future cash flows.

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

     The gross replacement values presented represent the sum of the estimated positive fair values of all of AIGTG's derivatives contracts at September 30, 1996 and December 31, 1995. These values do not represent the credit risk to AIGTG.

     Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss.

     The following tables present AIGTG's derivatives portfolio and the associated credit exposure, if applicable, by maturity and type of derivative at September 30, 1996 and December 31, 1995:

(in thousands)
--------------------------------------------------------------------------------

                                                           REMAINING LIFE
                                         -------------------------------------------------
                                           ONE        TWO THROUGH   SIX THROUGH    AFTER TEN       TOTAL          TOTAL
                                           YEAR       FIVE YEARS     TEN YEARS       YEARS          1996           1995
------------------------------------------------------------------------------------------------------------------
Futures and forward contracts and
  interest rate and currency swaps:
  Exchange traded futures contracts
    contractual amount                 $ 43,203,000   $6,790,000    $   52,000    $        --   $ 50,045,000   $ 26,805,000
------------------------------------------------------------------------------------------------------------------
Over the counter forward contracts
  contractual amount                   $236,812,000   $10,526,000   $1,126,000    $     2,000   $248,466,000   $183,710,000
------------------------------------------------------------------------------------------------------------------
Interest rate and currency swaps:
  Notional amount:
    Interest rate swaps and forward
      rate agreements                  $ 73,335,000   $8,024,000    $1,626,000    $   189,000   $ 83,174,000   $ 29,936,000
    Currency swaps                               --    1,894,000       941,000        404,000      3,239,000      4,541,000
------------------------------------------------------------------------------------------------------------------
Total                                  $ 73,335,000   $9,918,000    $2,567,000    $   593,000   $ 86,413,000   $ 34,477,000
------------------------------------------------------------------------------------------------------------------
Futures and forward contracts and
  interest rate and currency swaps:
  Credit exposure:
    Gross replacement value            $  4,204,000   $  709,000    $  280,000    $    43,000   $  5,236,000   $  4,724,000
    Master netting arrangements          (2,357,000)    (389,000 )     (85,000 )      (20,000)    (2,851,000)    (2,505,000)
    Collateral                              (65,000)     (43,000 )      (2,000 )           --       (110,000)      (149,000)
------------------------------------------------------------------------------------------------------------------
Net replacement value*                 $  1,782,000   $  277,000    $  193,000    $    23,000   $  2,275,000   $  2,070,000
------------------------------------------------------------------------------------------------------------------

*The net replacement value of $307.9 million with respect to interest rate and currency swaps is presented as a component of unrealized gain on interest rate and currency swaps, options and forward transactions.

(in thousands)
--------------------------------------------------------------------------------

                                                              REMAINING LIFE
                                              ----------------------------------------------
                                                ONE       TWO THROUGH   SIX THROUGH   AFTER TEN      TOTAL         TOTAL
                                               YEAR       FIVE YEARS     TEN YEARS      YEARS        1996          1995
------------------------------------------------------------------------------------------------------------------
Option contracts:
Contractual amounts for purchased options:
  Exchange traded                           $ 1,693,000   $   77,000    $       --    $     --    $ 1,770,000   $ 1,258,000
  Over the counter                           24,640,000    3,524,000       914,000          --     29,078,000    25,279,000
------------------------------------------------------------------------------------------------------------------
Total                                       $26,333,000   $3,601,000    $  914,000    $     --    $30,848,000   $26,537,000
------------------------------------------------------------------------------------------------------------------
Credit exposure for purchased options:
  Gross replacement value                   $   416,000   $  188,000    $   66,000    $     --    $   670,000   $   706,000
  Master netting arrangements                  (147,000)     (71,000 )      (9,000 )        --       (227,000)     (230,000)
  Collateral                                     (3,000)     (20,000 )          --          --        (23,000)      (17,000)
------------------------------------------------------------------------------------------------------------------
Net replacement value(a)                    $   266,000   $   97,000    $   57,000    $     --    $   420,000   $   459,000
------------------------------------------------------------------------------------------------------------------
Contractual amounts for sold options(b)     $28,951,000   $3,871,000    $  858,000    $     --    $33,680,000   $28,080,000
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

     AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At September 30, 1996 and December 31, 1995, the counterparty credit quality by derivative product with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in thousands)
--------------------------------------------------------------------------------

                                                    NET REPLACEMENT VALUE
                                    -----------------------------------------------------
                                  FUTURES AND FORWARD CONTRACTS AND       OVER THE COUNTER       TOTAL            Total
                                  INTEREST RATE AND CURRENCY SWAPS        PURCHASED OPTIONS       1996             1995
------------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                        $   282,000                      $  55,000        $  337,000       $  214,000
  AA                                             694,000                        193,000           887,000          906,000
  A                                              704,000                         91,000           795,000          530,000
  BBB                                            240,000                         18,000           258,000           72,000
  Below investment grade                         181,000                         25,000           206,000           22,000
  Not externally rated, including
    exchange traded futures and
    options*                                     174,000                         38,000           212,000          785,000
------------------------------------------------------------------------------------------------------------------
Total                                        $ 2,275,000                      $ 420,000        $2,695,000       $2,529,000
------------------------------------------------------------------------------------------------------------------

* Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

     At September 30, 1996 and December 31, 1995, the counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in thousands)
--------------------------------------------------------------------------------

                                                    NET REPLACEMENT VALUE
                                    -----------------------------------------------------
                                  FUTURES AND FORWARD CONTRACTS AND       OVER THE COUNTER       TOTAL            Total
                                  INTEREST RATE AND CURRENCY SWAPS        PURCHASED OPTIONS       1996             1995
------------------------------------------------------------------------------------------------------------------
Non-U.S. banks                               $   721,000                      $ 176,000        $  897,000       $  834,000
U.S. industrials                                 527,000                         13,000           540,000          340,000
Governmental                                     198,000                         10,000           208,000          152,000
Non-U.S. financial service
  companies                                       81,000                         43,000           124,000          258,000
Non-U.S. industrials                             127,000                         13,000           140,000          116,000
U.S. banks                                       234,000                         50,000           284,000          325,000
U.S. financial service companies                 213,000                         77,000           290,000          231,000
Exchanges*                                       174,000                         38,000           212,000          273,000
------------------------------------------------------------------------------------------------------------------
Total                                        $ 2,275,000                      $ 420,000        $2,695,000       $2,529,000
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

PART II -- OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
        See accompanying Exhibit Index.

     (b) There have been no reports on Form 8-K filed during the quarter ended September 30, 1996.

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

                                            AMERICAN INTERNATIONAL GROUP, INC.

                                          --------------------------------------
                                                       (Registrant)

                                                 s/s HOWARD I. SMITH

                                          --------------------------------------
                                                     Howard I. Smith
                                          Executive Vice President, Comptroller
                                               and Chief Financial Officer

Dated: November 13, 1996

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION                                    LOCATION
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