Form 10-K
period 1996-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 1997-03-28
CIK 5272

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    Form 10-K
(Mark One)
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]                      SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ ]                      SECURITIES EXCHANGE ACT OF 1934

 For the Transition period from________________________to_______________________



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

     Yes   X                                       No __________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [].

     The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on January 31, 1997 was approximately $40,736,413,000 computed upon the basis of the closing sales price of the Common Stock on that date.

     As of January 31, 1997, there were outstanding 469,493,068 shares of Common Stock, $2.50 par value, of the registrant.

     Documents Incorporated by Reference:

     The registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 21, 1997 is incorporated by reference in
Part III of this Form 10-K.

================================================================================

PART I
================================================================================

ITEM 1.Business

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

     All per share information herein gives retroactive effect to all stock dividends and stock splits. As of January 31, 1997, beneficial ownership of approximately 16.1 percent, 3.4 percent and 2.4 percent of AIG's Common Stock, $2.50 par value ("Common Stock"), was held by Starr International Company, Inc. ("SICO"), The Starr Foundation and C. V. Starr & Co., Inc. ("Starr"), respectively.

     At December 31, 1996, AIG and its subsidiaries had approximately 36,600 employees.

     The following table shows the general development of the business of AIG on a consolidated basis, the contributions made to AIG's consolidated revenues and operating income and the assets held, in the periods indicated by its general insurance, life insurance, agency and service fee and financial services operations, equity in income of minority-owned insurance companies and other realized capital losses. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 18 of Notes to Financial Statements.)

(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                       1996            1995            1994            1993             1992
====================================================================================================================================
GENERAL INSURANCE OPERATIONS:
   Gross premiums written                              $ 18,319,132    $ 17,895,120    $ 16,392,409    $ 14,901,255    $ 13,615,715
   Net premiums written                                  12,691,679      11,893,022      10,865,753      10,025,903       9,138,528
   Net premiums earned                                   11,854,815      11,405,731      10,286,831       9,566,640       9,209,390
   Adjusted underwriting profit (loss) (a)                  398,944         361,583         147,517          10,391        (195,084)
   Net investment income                                  1,689,371       1,545,717       1,435,092       1,340,480       1,252,086
   Realized capital gains                                    64,985          68,075          52,487          65,264          67,134
   Operating income                                       2,153,300       1,975,375       1,635,096       1,416,135       1,124,136
   Identifiable assets                                   58,702,967      56,074,024      51,372,100      46,981,720      42,416,509
-----------------------------------------------------------------------------------------------------------------------------------
   Loss ratio                                                  75.9            75.9            77.8            79.2            81.5
   Expense ratio                                               21.0            21.1            20.9            20.9            20.9
-----------------------------------------------------------------------------------------------------------------------------------
   Combined ratio                                              96.9            97.0            98.7           100.1           102.4
====================================================================================================================================
LIFE INSURANCE OPERATIONS:
   Premium income                                         8,978,246       8,038,150       6,724,321       5,746,046       4,853,087
   Net investment income                                  2,675,881       2,264,905       1,748,428       1,499,714       1,313,838
   Realized capital gains                                    34,798          32,703          86,706          54,576          43,257
   Operating income                                       1,323,758       1,090,605         952,484         781,611         667,453
   Identifiable assets                                   48,376,033      43,280,484      34,496,652      28,381,164      23,472,687
   Insurance in-force at end of year                    421,983,133     376,097,107     333,378,811     257,162,102     210,605,862
AGENCY AND SERVICE FEE OPERATIONS:
   Commissions, management and other fees                   262,705         260,018         236,778         237,738         225,686
   Net investment income                                      1,427           1,855           1,162           1,903           2,611
   Operating income                                          52,267          56,909          54,129          60,247          52,570
   Identifiable assets                                       88,768         149,392         184,310         179,297         157,280
FINANCIAL SERVICES OPERATIONS:
   Commissions, transaction and other fees                2,555,477       2,204,090       1,783,239       1,529,079       1,404,902
   Operating income                                         523,906         417,741         404,853         390,038         346,442
   Identifiable assets                                   43,861,592      36,833,772      30,660,776      25,514,258      27,138,230
EQUITY IN INCOME OF MINORITY-OWNED
   INSURANCE OPERATIONS                                      99,359          81,722          56,005          39,589          27,929
OTHER REALIZED CAPITAL LOSSES                               (11,792)        (28,944)        (52,340)        (12,742)        (11,293)
REVENUES (B)                                             28,205,272      25,874,022      22,358,709      20,068,287      18,388,627
TOTAL ASSETS                                            148,431,002     134,136,398     114,346,117     101,014,848      92,722,182
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

(b) Represents the sum of general net premiums earned, life premium income, agency commissions, management and other fees, net investment income, financial services commissions, transaction and other fees, equity in income of minority-owned insurance operations and realized capital gains (losses).

       The following table shows identifiable assets, revenues and income derived from operations in the United States and Canada and from operations in other countries for the year ended December 31, 1996. (See also Note 18 of Notes to Financial Statements.)

(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 PERCENT OF TOTAL
                                                                                                            ------------------------
                                                                          UNITED STATES              OTHER  UNITED STATES     OTHER
                                                               TOTAL         AND CANADA          COUNTRIES     AND CANADA  COUNTRIES
====================================================================================================================================
GENERAL INSURANCE OPERATIONS:
   Net premiums earned                                 $  11,854,815      $   7,821,605      $   4,033,210           66.0%     34.0%
   Adjusted underwriting profit                              398,944              1,039            397,905            0.3      99.7
   Net investment income                                   1,689,371          1,350,159            339,212           79.9      20.1
   Realized capital gains                                     64,985             47,492             17,493           73.1      26.9
   Operating income                                        2,153,300          1,398,690            754,610           65.0      35.0
   Identifiable assets                                    58,702,967         45,134,163         13,568,804           76.9      23.1
LIFE INSURANCE OPERATIONS:
   Premium income                                          8,978,246            535,579          8,442,667            6.0      94.0
   Net investment income                                   2,675,881            930,350          1,745,531           34.8      65.2
   Realized capital gains                                     34,798                671             34,127            2.0      98.0
   Operating income                                        1,323,758            101,158          1,222,600            7.6      92.4
   Identifiable assets                                    48,376,033         12,183,892         36,192,141           25.2      74.8
AGENCY AND SERVICE FEE OPERATIONS:
   Commissions, management and other fees                    262,705            259,701              3,004           98.9       1.1
   Net investment income                                       1,427              1,404                 23           98.4       1.6
   Operating income                                           52,267             50,859              1,408           97.3       2.7
   Identifiable assets                                        88,768             88,768               --            100.0       --
FINANCIAL SERVICES OPERATIONS:
   Commissions, transaction and other fees                 2,555,477          2,207,417            348,060           86.4      13.6
   Operating income                                          523,906            372,422            151,484           71.1      28.9
   Identifiable assets                                    43,861,592         37,532,716          6,328,876           85.6      14.4
EQUITY IN INCOME OF MINORITY-OWNED
   INSURANCE OPERATIONS                                       99,359             70,143             29,216           70.6      29.4
OTHER REALIZED CAPITAL LOSSES                                (11,792)            (9,932)            (1,860)           --        --
INCOME BEFORE INCOME TAXES                                 4,013,222          1,877,203          2,136,019           46.8      53.2
REVENUES                                                  28,205,272         13,214,589         14,990,683           46.9      53.1
TOTAL ASSETS                                             148,431,002         92,088,305         56,342,697           62.0      38.0
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

     AIG's business derived from brokers in the United States and Canada is conducted through its domestic brokerage group, consisting of American Home, National Union, Lexington and certain other insurance company subsidiaries of AIG. The primary casualty/risk management division of this group provides insurance and risk management programs for large corporate customers. The AIG Risk Finance division designs and implements creative risk financing alternatives using the insurance and financial services capabilities of AIG. Also included are the operations of New Hampshire and its subsidiaries, which focus specifically on providing AIG products and services through brokers to middle market companies, and regional insurance companies which service the commercial middle market.

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

       AIG engages in mass marketing of personal lines coverages, primarily private passenger auto, through American International Insurance Company and New Hampshire

Indemnity Company, Inc. as well as through joint ventures with The Robert Plan Corporation and 20th Century Industries.

     The business of United Guaranty Corporation ("UGC") and its subsidiaries is also included in the domestic operations of AIG. The principal business of the UGC subsidiaries is the writing of residential mortgage loan insurance, which is guaranty insurance on conventional first mortgage loans on single-family dwellings and condominiums. Such insurance protects lenders against loss if borrowers default. UGC subsidiaries also write home equity and property improvement loan insurance on loans to finance residential property improvements, alterations and repairs and for other purposes not necessarily related to real estate. UGC had approximately $15 billion of mortgage guarantee risk in-force at December 31, 1996.

     AIG's foreign general insurance business is comprised primarily of risks underwritten through American International Underwriters ("AIU"), a marketing unit consisting of wholly owned agencies and insurance companies. It also includes business written by foreign-based insurance subsidiaries of AIUO for their own accounts. In general, the same types of policies and marketing methods, with certain refinements for local laws, customs and needs, are used in these foreign operations as have been described above in connection with the domestic operations.

     During 1996, domestic general and foreign general insurance business accounted for 65.9 percent and 34.1 percent, respectively, of AIG's net premiums written.

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

     The following table summarizes general insurance premiums written and earned:

(in thousands)
----------------------------------------------------------------------------
Years Ended December 31,                            Written           Earned
============================================================================
1996
----------------------------------------------------------------------------
Gross premiums                                  $18,319,132      $17,579,868
Ceded premiums                                   (5,627,453)      (5,725,053)
----------------------------------------------------------------------------
Net premiums                                    $12,691,679      $11,854,815
============================================================================
1995
----------------------------------------------------------------------------
Gross premiums                                  $17,895,120      $17,243,829
Ceded premiums                                   (6,002,098)      (5,838,098)
----------------------------------------------------------------------------
Net premiums                                    $11,893,022      $11,405,731
============================================================================
1994
----------------------------------------------------------------------------
Gross premiums                                  $16,392,409      $15,665,787
Ceded premiums                                   (5,526,656)      (5,378,956)
----------------------------------------------------------------------------
Net premiums                                    $10,865,753      $10,286,831
============================================================================

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

     AIG is well diversified both in terms of lines of business and geographic locations. Of the general insurance lines of business, workers' compensation was approximately 14 percent of AIG's net premiums written. This line is well diversified geographically and is generally written on a loss sensitive basis which reduces its exposure to material uncertainty or risks.

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

     The following table is a summary of the general insurance operations, including ratios, by major operating category for the year ended December 31, 1996. (See also Note 18(b) of Notes to Financial Statements.)


(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               Ratio of       Ratio of
                                                                                             Losses and  Underwriting
                                                                                          Loss Expenses      Expenses
                                                                   Net Premiums             Incurred to   Incurred to
                                                      ----------------------------------   Net Premiums  Net Premiums       Combined
                                                          Written               Earned           Earned       Written          Ratio
====================================================================================================================================
Foreign                                               $ 4,324,847          $ 4,033,210             57.8          31.8           89.6
Commercial casualty (a)                                 6,398,039            5,853,271             81.2          14.7           95.9
Commercial property                                       490,644              480,388            104.6          21.2          125.8
Pools and associations (b)                                435,127              429,565            146.4          12.2          158.6
Personal lines (c)                                        725,295              734,042             85.1          15.3          100.4
Mortgage guaranty                                         317,727              324,339             47.7          24.8           72.5
------------------------------------------------------------------------------------------------------------------------------------
Total                                                 $12,691,679          $11,854,815             75.9          21.0           96.9
====================================================================================================================================

(a) Including workers' compensation and retrospectively rated risks.
(b) Including involuntary pools.
(c) Including mass marketing and specialty programs.

     Loss and expense ratios of AIG's consolidated general insurance operations are set forth in the following table. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                 RATIO OF       RATIO OF
                                                               LOSSES AND   UNDERWRITING
                                                            LOSS EXPENSES       EXPENSES
                                    NET PREMIUMS              INCURRED TO   INCURRED TO                                    INDUSTRY
                            ---------------------------      NET PREMIUMS   NET PREMIUMS    COMBINED   UNDERWRITING        COMBINED
YEARS ENDED DECEMBER 31,        WRITTEN          EARNED            EARNED        WRITTEN       RATIO         MARGIN           RATIO*
====================================================================================================================================
1996                        $12,691,679     $11,854,815              75.9           21.0         96.9           3.1           105.5
1995                         11,893,022      11,405,731              75.9           21.1         97.0           3.0           106.7
1994                         10,865,753      10,286,831              77.8           20.9         98.7           1.3           108.9
1993                         10,025,903       9,566,640              79.2           20.9        100.1          (0.1)          107.9
1992                          9,138,528       9,209,390              81.5           20.9        102.4          (2.4)          119.1
====================================================================================================================================

* Source: Best's Aggregates & Averages (Stock insurance companies, after dividends to policyholders) and the ratio for 1996 reflects estimated results provided by Conning & Company.

     During 1996, of the direct general insurance premiums written (gross premiums less return premiums and cancellations, excluding reinsurance assumed and before deducting reinsurance ceded), 7.6 percent and 7.7 percent were written in California and New York, respectively (no other state accounted for more than 5 percent of such premiums).

     There was no significant adverse effect on AIG's results of operations from the economic environments in any one state, country or geographic region for the year ended December 31, 1996.

DISCUSSION AND ANALYSIS OF CONSOLIDATED NET LOSSES AND LOSS EXPENSE RESERVE DEVELOPMENT

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

     Management continually reviews the adequacy of established loss reserves through the utilization of a number of analytical reserve development techniques. Through the use of these techniques, management is able to monitor the adequacy of its established reserves and determine appropriate assumptions for inflation. Also, analysis of emerging specific development patterns, such as case reserve redundancies or deficiencies and IBNR emergence, allows management to currently determine any required adjustments. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

     The "Analysis of Consolidated Net Losses and Loss Expense Reserve Development", which follows, presents the development of net losses and loss expense reserves for calendar years 1986 through 1996. The upper half of the table shows the cumulative amounts paid during successive years related to the opening loss reserves. For example, with respect to the net losses and loss expense reserve of $12,958.5 million as of December 31, 1989, by the end of 1996 (seven years later) $11,517.3 million had actually been paid in settlement of these net loss reserves. In addition, as reflected in the lower section of the table, the original reserve of $12,958.5 million was reestimated to be $13,930.7 million at December 31, 1996. This increase from the original estimate would generally be a combination of a number of factors, including reserves being settled for larger amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The redundancy (deficiency) depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective column heading. For example, the redundancy of $280.0 million at December 31, 1996 related to December 31, 1995 net losses and loss expense reserves of $19,692.8 million represents the cumulative amount by which reserves for 1995 and prior years have developed redundantly during 1996.

     Over the past several years, AIG has significantly strengthened its net loss and loss expense reserves with respect to asbestos and environmental losses. This strengthening is the primary cause of the adverse development reflected in certain calendar years in the net loss and loss expense reserves shown in the following table.


ANALYSIS OF CONSOLIDATED NET LOSSES AND
LOSS EXPENSE RESERVE DEVELOPMENT

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                      1986       1987       1988       1989        1990       1991        1992       1993       1994
====================================================================================================================================
Reserve for Net Losses and Loss
   Expenses, December 31,         $6,199.3   $8,670.7  $11,086.1  $12,958.5   $14,699.2  $15,839.9   $16,756.8  $17,557.0  $18,418.9
Paid (Cumulative) as of:
   One Year Later                  2,300.1    2,619.2    3,266.9    3,940.3     4,315.2    4,747.8     4,882.7    5,146.3    4,775.0
   Two Years Later                 3,676.4    4,315.9    5,451.5    6,476.6     7,349.7    8,015.4     8,289.4    8,241.7    8,072.6
   Three Years Later               4,340.7    5,496.6    6,904.5    8,350.8     9,561.0   10,436.2    10,433.1   10,403.5
   Four Years Later                4,919.1    6,207.5    7,966.2    9,721.3    11,223.5   11,814.8    11,718.1
   Five Years Later                5,260.3    6,757.2    8,792.1   10,764.8    12,111.6   12,611.4
   Six Years Later                 5,593.1    7,246.1    9,449.6   11,284.8    12,614.9
   Seven Years Later               5,902.7    7,616.7    9,737.0   11,517.3
   Eight Years Later               6,113.2    7,771.9    9,813.0
   Nine Years Later                6,183.0    7,764.7
   Ten Years Later                 6,123.7
Net Liability Reestimated as of:
   End of Year                     6,199.3    8,670.7   11,086.1   12,958.5    14,699.2   15,839.9    16,756.8   17,557.0   18,418.9
   One Year Later                  6,268.3    8,523.6   10,923.8   12,844.5    14,596.2   15,828.1    16,807.0   17,434.3   18,138.5
   Two Years Later                 6,354.3    8,492.4   10,856.9   12,843.9    14,595.4   15,902.9    16,603.4   17,479.1   18,268.9
   Three Years Later               6,397.5    8,488.1   10,811.9   12,809.2    14,723.7   15,989.7    16,778.3   17,781.7
   Four Years Later                6,491.1    8,472.3   10,774.9   12,896.4    14,965.4   16,254.2    17,181.7
   Five Years Later                6,531.2    8,472.0   10,805.1   13,064.6    15,361.2   16,712.4
   Six Years Later                 6,598.0    8,470.0   10,953.6   13,426.0    15,844.5
   Seven Years Later               6,681.0    8,577.4   11,301.5   13,930.7
   Eight Years Later               6,770.0    8,912.3   11,798.9
   Nine Years Later                7,074.5    9,391.1
   Ten Years Later                 7,546.4
   Redundancy/(Deficiency)        (1,347.1)    (720.4)    (712.8)    (972.2)   (1,145.3)    (872.5)     (424.9)    (224.7)     150.0
====================================================================================================================================



(in millions)
--------------------------------------------------------
                                         1995       1996
========================================================
Reserve for Net Losses and Loss
   Expenses, December 31,           $19,692.8  $20,407.3
Paid (Cumulative) as of:
   One Year Later                     5,281.4
   Two Years Later
   Three Years Later
   Four Years Later
   Five Years Later
   Six Years Later
   Seven Years Later
   Eight Years Later
   Nine Years Later
   Ten Years Later
Net Liability Reestimated as of:
   End of Year                       19,692.8   20,407.3
   One Year Later                    19,412.8
   Two Years Later
   Three Years Later
   Four Years Later
   Five Years Later
   Six Years Later
   Seven Years Later
   Eight Years Later
   Nine Years Later
   Ten Years Later
   Redundancy/(Deficiency)              280.0
========================================================

     The following table excludes for each calendar year the net loss and loss expense reserves and the development thereof with respect to asbestos and environmental claims. Thus, AIG's loss and loss expense reserves excluding asbestos and environmental claims are developing adequately. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

ANALYSIS OF CONSOLIDATED NET LOSSES AND LOSS EXPENSE
RESERVE DEVELOPMENT EXCLUDING ASBESTOS AND
ENVIRONMENTAL NET LOSSES AND LOSS EXPENSE RESERVE
DEVELOPMENT.

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                      1986       1987       1988       1989        1990       1991        1992       1993       1994
====================================================================================================================================
Reserve for Net Losses and Loss
   Expenses, Excluding Asbestos
   and Environmental Losses and
   Loss Expenses, December 31,    $6,199.3   $8,630.6  $11,005.9  $12,838.3   $14,538.9  $15,639.5   $16,503.4  $17,248.7  $18,088.6
Paid (Cumulative) as of:
   One Year Later                  2,300.1    2,619.2    3,266.9    3,940.3     4,259.7    4,690.8     4,766.1    5,060.9    4,699.6
   Two Years Later                 3,676.4    4,315.9    5,451.5    6,422.0     7,237.4    7,842.0     8,087.9    8,081.5    7,890.5
   Three Years Later               4,340.7    5,496.6    6,850.5    8,240.1     9,332.8   10,178.1    10,157.3   10,137.0
   Four Years Later                4,919.1    6,155.7    7,856.9    9,495.6    10,911.6   11,482.9    11,336.9
   Five Years Later                5,208.9    6,655.0    8,569.4   10,456.3    11,726.6   12,174.8
   Six Years Later                 5,493.3    7,032.7    9,145.1   10,904.3    12,125.9
   Seven Years Later               5,709.9    7,322.1    9,361.6   11,033.5
   Eight Years Later               5,841.1    7,407.3    9,338.8
   Nine Years Later                5,845.4    7,306.3
   Ten Years Later                 5,698.7
Net Liability Reestimated as of:
   End of Year                     6,199.3    8,630.6   11,005.9   12,838.3    14,538.9   15,639.5    16,503.4   17,248.7   18,088.6
   One Year Later                  6,228.2    8,443.4   10,803.6   12,684.2    14,340.7   15,518.4    16,382.3   17,019.2   17,556.0
   Two Years Later                 6,274.1    8,372.2   10,696.6   12,590.9    14,231.6   15,422.4    16,072.6   16,812.6   17,355.2
   Three Years Later               6,277.3    8,327.8   10,562.2   12,449.4    14,190.1   15,402.9    15,996.7   16,790.0
   Four Years Later                6,330.8    8,227.0   10,419.9   12,367.5    14,326.7   15,416.9    16,081.1
   Five Years Later                6,289.4    8,127.6   10,282.2   12,430.8    14,472.0   15,562.1
   Six Years Later                 6,260.8    7,961.4   10,325.8   12,544.1    14,648.3
   Seven Years Later               6,197.2    7,962.8   10,429.9   12,747.8
   Eight Years Later               6,181.2    8,056.3   10,635.4
   Nine Years Later                6,248.8    8,254.5
   Ten Years Later                 6,453.3
   Redundancy/(Deficiency):         (254.0)     376.1      370.5       90.5      (109.4)      77.4       422.3      458.7      733.4
====================================================================================================================================


(in millions)
----------------------------------------------------------
                                          1995        1996
==========================================================
Reserve for Net Losses and Loss
   Expenses, Excluding Asbestos
   and Environmental Losses and
   Loss Expenses, December 31,       $19,185.6  $19,664.4
Paid (Cumulative) as of:
   One Year Later                     5,174.1
   Two Years Later
   Three Years Later
   Four Years Later
   Five Years Later
   Six Years Later
   Seven Years Later
   Eight Years Later
   Nine Years Later
   Ten Years Later
Net Liability Reestimated as of:
   End of Year                       19,185.6  19,664.4
   One Year Later                    18,567.7
   Two Years Later
   Three Years Later
   Four Years Later
   Five Years Later
   Six Years Later
   Seven Years Later
   Eight Years Later
   Nine Years Later
   Ten Years Later
   Redundancy/(Deficiency):             617.9
==========================================================

RECONCILIATION OF NET RESERVE FOR LOSSES AND
LOSS EXPENSES

(in millions)
-----------------------------------------------------------------------------
                                                1996        1995        1994
=============================================================================
Net reserve for losses and loss
   expenses at beginning of year           $19,692.8  $18,418.9    $17,557.0
----------------------------------------------------------------------------
Losses and loss expenses incurred:
   Current year                              9,272.4    8,935.4      8,158.4
   Prior years*                               (276.0)    (275.6)     (152.8)
-----------------------------------------------------------------------------
                                             8,996.4    8,659.8      8,005.6
-----------------------------------------------------------------------------
Losses and loss expenses paid:
   Current year                              3,000.5    2,610.9      1,997.4
   Prior years                               5,281.4    4,775.0      5,146.3
-----------------------------------------------------------------------------
                                             8,281.9    7,385.9      7,143.7
-----------------------------------------------------------------------------
Net reserve for losses and loss
   expenses at end of year                 $20,407.3  $19,692.8   $18,418.9
============================================================================

* Does not include the effects of foreign exchange adjustments which are reflected in the "Net Losses and Loss Expense Reserve Development" table.


     Approximately 45 percent of the net losses and loss expense reserves are paid out within two years of the date incurred. The remaining net losses and loss expense reserves, particularly those associated with the casualty lines of business, may extend to 20 years or more.

     For further discussion regarding net reserves for losses and loss expenses, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The reserve for losses and loss expenses as reported in AIG's Consolidated Balance Sheet at December 31, 1996, differs from the total reserve reported in the Annual Statements filed with state insurance departments and, where appropriate, with foreign regulatory authorities. The difference at December 31, 1996 is primarily because of minor discounting on certain workers' compensation claims, estimates for unrecoverable reinsurance and additional reserves relating to certain foreign operations. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

     The reserve for gross losses and loss expenses is prior to reinsurance and represents the accumulation for reported losses and IBNR. Management reviews the adequacy of established gross loss reserves in the manner previously described for net loss reserves.

     The "Analysis of Consolidated Gross Losses and Loss Expense Reserve Development", which follows, presents the development of gross losses and loss expense reserves for calendar years 1992 through 1996. As with the net losses and loss expense reserve development, the deficiencies of $468.2 million and $315.8 million for 1992 and 1993, and redundancies of $475.4 million and $675.0 million for 1994 and 1995, respectively, are relatively insignificant both in terms of an aggregate amount and as a percentage of the initial reserve balance.

ANALYSIS OF CONSOLIDATED GROSS LOSSES AND
LOSS EXPENSE RESERVE DEVELOPMENT
(in millions)

--------------------------------------------------------------------------------
                             1992       1993        1994       1995       1996
================================================================================
Gross losses and
loss expenses,
December 31,            $28,156.8  $30,046.2   $31,435.4  $33,046.7  $33,429.8
Paid (cumulative)
as of:
One Year Later            7,280.9    8,807.1     7,640.0    8,392.1
Two Years Later          13,006.0   13,278.7    13,035.8
Three Years Later        16,432.3   17,311.4
Four Years Later         18,550.0
Gross Liability
Reestimated
as of:
End of Year              28,156.8   30,046.2    31,435.4   33,046.7   33,429.8
One Year Later           28,253.4   29,865.9    30,758.9   32,371.7
Two Years Later          27,824.8   29,536.5    30,960.0
Three Years Later        27,726.8   30,362.0
Four Years Later         28,625.0
Redundancy/(Deficiency)    (468.2)    (315.8)      475.4      675.0
================================================================================


LIFE INSURANCE OPERATIONS

AIG's life insurance subsidiaries offer a wide range of traditional insurance and financial and investment products. One or more of these subsidiaries is licensed to write life insurance in all states in the United States and in over 70 foreign countries. Traditional products consist of individual and group life, annuity, and accident and health policies. Financial and investment products consist of single premium annuity, variable annuities, guaranteed investment contracts, universal life and pensions. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

     In the United States, AIG has four domestic life subsidiaries: American International Life Assurance Company of New York, AIG Life Insurance Company, Delaware American Life Insurance Company, and Pacific Union Assurance Company. These companies utilize multiple distribution channels including brokerage and career and general agents to offer primarily financial and investment products and specialty forms of accident and health coverage for individuals and groups, including employee benefit plans. The domestic life business comprised 6.0 percent of total life premium income in 1996.

     Life insurance operations in foreign countries comprised 94.0 percent of life premium income and 92.4 percent of operating income in 1996. AIG operates overseas principally through four subsidiary companies, ALICO, AIA , Nan Shan and PHILAM. Although ALICO is incorporated in Delaware, all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in approximately 50 countries located in Europe, Africa, Latin America, the Caribbean, the Middle East, and the Far East, with Japan being the largest territory. AIA operates primarily in Hong Kong, Singapore, Malaysia and Thailand. Nan Shan operates in Taiwan while PHILAM operates in the Philippines.

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

     The foreign life companies have approximately 110,000 career agents and sell their products largely to indigenous persons in local currencies. In addition to the agency outlets, these companies also distribute their products through direct marketing channels, such as mass marketing, and through brokers and other distribution outlets such as financial institutions.

       The following table summarizes the life insurance operating results for the year ended December 31, 1996. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        AVERAGE
                                                                   NET                                DIRECT        TERMINATION RATE
                                             PREMIUM        INVESTMENT          OPERATING          INSURANCE        ----------------
                                              INCOME            INCOME             INCOME(A)        IN-FORCE        LAPSE     OTHER
====================================================================================================================================
Individual:
Life                                    $  6,815,334      $  1,873,011       $    827,906       $325,857,244(b)       6.9%      1.5%
Annuity                                      121,227           424,664             57,088                   (c)
Accident and health                        1,151,520            96,351            304,574                   (c)
Group:
Life                                         375,896            25,114             50,124         96,125,889         10.8%      5.4%
Pension                                      102,544           244,268             27,099                   (c)
Accident and health                          411,725            22,611             32,307                   (c)
Realized capital gains                          --                --               34,798                   (c)
Consolidation adjustments                       --             (10,138)           (10,138)                  (c)
------------------------------------------------------------------------------------------------------------------------------------
Total                                   $  8,978,246      $  2,675,881       $  1,323,758       $421,983,133
====================================================================================================================================

(a) Including income related to investment type products.
(b) Including $222.5 billion of whole life insurance and endowments.
(c) Not applicable.

INSURANCE INVESTMENT OPERATIONS

A significant portion of AIG's general and life operating revenues are derived from AIG's insurance investment operations. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 2, 8 and 18 of Notes to Financial Statements.)

     The following table is a summary of the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at December 31, 1996:

(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Percent Distribution
                                                                                                       Percent  --------------------
                                                             General            Life           Total  of Total   Domestic    Foreign
====================================================================================================================================
Fixed maturities:
  Available for sale, at market value(a)                 $ 9,713,937     $26,058,027     $35,771,964      53.2%      34.6%     65.4%
  Held to maturity, at amortized cost(b)                  12,736,225            --        12,736,225      18.9      100.0      --
Equity securities, at market value(c)                      3,265,756       2,608,309       5,874,065       8.7       33.9      66.1
Mortgage loans on real estate, policy
  and collateral loans                                        50,578       6,224,878       6,275,456       9.3       43.1      56.9
Short-term investments, including
  time deposits, and cash                                    598,076       1,002,060       1,600,136       2.4       19.0      81.0
Real estate                                                  409,808         843,933       1,253,741       1.9       18.2      81.8
Investment income due and accrued                            493,338         697,891       1,191,229       1.8       44.4      55.6
Other invested assets                                      1,511,135       1,056,772       2,567,907       3.8       51.6      48.4
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                    $28,778,853     $38,491,870     $67,270,723     100.0%      47.9%     52.1%
====================================================================================================================================

(a) Includes $364,069 of bonds trading securities, at market value.
(b) Includes $477,247 of preferred stocks, at amortized cost.
(c) Includes $46,732 of preferred stocks, at market value.

     The following table summarizes the investment results of the general insurance operations. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of Notes to Financial Statements.)

(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                              Annual Average Cash and Invested Assets
                            ------------------------------------------
                                Cash
                             (including                                        Net                                        Realized
                             short-term     Invested                       Investment           Rate of Return on          Capital
Years Ended December 31,    investments)    Assets(a)         Total         Income(b)            Invested Assets            Gains
====================================================================================================================================
1996                         $ 617,393    $27,047,250      $27,664,643     $1,689,371          6.1%(c)         6.2%(d)     $64,985
1995                           795,805     24,415,940       25,211,745      1,545,717          6.1 (c)         6.3 (d)      68,075
1994                         1,387,704     21,836,228       23,223,932      1,435,092          6.2 (c)         6.6 (d)      52,487
1993                         1,779,647     19,766,959       21,546,606      1,340,480          6.2 (c)         6.8 (d)      65,264
1992                         1,766,031     18,285,417       20,051,448      1,252,086          6.2 (c          6.8 (d)      67,134
====================================================================================================================================

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

(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                     ANNUAL AVERAGE CASH AND INVESTED ASSETS
                                  ---------------------------------------------
                                         CASH
                                   (INCLUDING                                                NET                           REALIZED
                                   SHORT-TERM         INVESTED                        INVESTMENT      RATE OF RETURN ON     CAPITAL
YEARS ENDED DECEMBER 31,          INVESTMENTS)          ASSETS(A)         TOTAL           INCOME(B)    INVESTED  ASSETS       GAINS
====================================================================================================================================
1996                               $1,116,938      $35,563,517      $36,680,455       $2,675,881        7.3%(c)     7.5%(d) $34,798
1995                                1,222,375      29,557,181      30,779,556       2,264,905       7.4 (c)     7.7 (d)  32,703
1994                                2,045,747       22,317,914       24,363,661        1,748,428        7.2 (c)     7.8 (d)  86,706
1993                                2,697,282       17,286,171       19,983,453        1,499,714        7.5 (c)     8.7 (d)  54,576
1992                                2,304,043       14,190,868       16,494,911        1,313,838        8.0 (c)     9.3 (d)  43,257
====================================================================================================================================

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

     Agency and service fee operations are conducted primarily through AIG Risk Management, Inc., which provides risk management services to independent insurance agents, brokers and their customers on a worldwide basis and AIG Aviation, Inc., which sells aviation insurance. AIG Reinsurance Advisors, Inc. provides access to structured reinsurance for insurers and reinsurers worldwide.

FINANCIAL SERVICES OPERATIONS

AIG operations which contribute to financial services income include primarily A.I. Credit Corp. ("AICCO"), AIG Financial Products Corp. and its subsidiary companies ("AIGFP"), AIG Trading Group Inc. and its subsidiaries ("AIGTG"), International Lease Finance Corporation ("ILFC") and UeberseeBank AG. AICCO's business is principally in premium financing. AIGFP structures financial transactions, including long-dated interest rate and currency swaps and structures borrowings through notes, bonds and guaranteed investment agreements. AIGTG engages in various commodities trading, foreign exchange trading and market making activities. ILFC is engaged primarily in the acquisition of new and used commercial jet aircraft and the leasing and remarketing of such aircraft to airlines around the world. UeberseeBank AG operates as a Swiss bank. Other financial services operations are AIG Global Investment Corp., which manages the investment portfolios of various AIG subsidiaries, as well as third-party assets. AIG Asset Management Services, Inc. and AIG Capital Partners, Inc. are responsible for product design and origination, as well as marketing and distribution of third-party asset management products, including retail mutual funds and direct investment products. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 9 and 11 of Notes to Financial Statements.)

     The following table is a summary of the composition of AIG's financial services invested assets and liabilities at December 31, 1996. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of Notes to Financial Statements.)

(in thousands)
================================================================================
Financial services invested assets:
  Flight equipment primarily under operating leases,
    net of accumulated depreciation                                 $13,808,660
  Securities available for sale, at market value                      9,785,909
  Trading securities, at market value                                 2,357,812
  Spot commodities, at market value                                     204,705
  Unrealized gain on interest rate and currency
    swaps, options and forward transactions                           6,906,012
  Securities purchased under agreements to resell,
    at contract value                                                 1,642,591
  Trading assets                                                      3,793,433
  Other, including short-term investments                             2,439,749
--------------------------------------------------------------------------------
Total financial services invested assets                            $40,938,871
================================================================================
Financial services liabilities:
  Borrowings under obligations of guaranteed
    investment agreements                                           $ 5,723,228
  Securities sold under agreements to repurchase,
    at contract value                                                 3,039,423
  Trading liabilities                                                 3,313,508
  Securities and spot commodities sold but
    not yet purchased, at market value                                1,568,542
  Unrealized loss on interest rate and currency
    swaps, options and forward transactions                           5,414,433
  Deposits due to banks and other depositors                          1,206,374
  Commercial paper                                                    2,739,388
  Notes, bonds and loans payable                                     12,312,805
--------------------------------------------------------------------------------
Total financial services liabilities                                $35,317,701
================================================================================

       The following table is a summary of the revenues and operating income of AIG's financial services operations for the year ended December 31, 1996. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of Notes to Financial Statements.)

                                                                   Operating
(in thousands)                                   Revenues             Income
--------------------------------------------------------------------------------
ILFC                                           $1,560,228           $306,853
AIGFP*                                            369,194            189,157
AIGTG*                                            288,551             80,156
Other                                             337,504            (52,260)
--------------------------------------------------------------------------------
Total financial service revenues               $2,555,477           $523,906
================================================================================

* Represents net trading revenues.

     Other financial services activities include AIG's 30 percent interest in AB Asesores CFMB, S.L., a Spanish brokerage, investment banking and private investment management firm, and certain investment management and venture capital operations in various overseas financial services sectors.

OTHER OPERATIONS

Small AIG subsidiaries provide insurance-related services such as adjusting claims and marketing specialized products. AIG has several other relatively minor subsidiaries which carry on various businesses. American International Technology Enterprises, Inc. provides information technology and processing services to businesses worldwide. Mt. Mansfield Company, Inc. owns and operates the ski slopes, lifts, school and an inn located at Stowe, Vermont.

ADDITIONAL INVESTMENTS

As of March 14, 1997, AIG holds a 49.1 percent interest in Transatlantic Holdings, Inc., a reinsurance holding company, and a 19.9 percent interest in Richmond Insurance Company, Ltd., a reinsurer. (See also Note 1(n) of Notes to Financial Statements.) AIG holds a 23.9 percent interest in SELIC Holdings, Ltd., an insurance holding company and a 24.4 percent interest in IPC Holdings, Ltd., a reinsurance holding company. Other significant investments include minority positions in The Robert Plan Corporation and 20th Century Industries.

LOCATIONS OF CERTAIN ASSETS

As of December 31, 1996, approximately 38 percent of the consolidated assets of AIG were located in foreign countries (other than Canada), including $1.10 billion of cash and securities on deposit with foreign regulatory authorities. Foreign operations and assets held abroad may be adversely affected by political developments in foreign countries, including such possibilities as tax changes, nationalization and changes in regulatory policy, as well as by consequence of hostilities and unrest. The risks of such occurrences and their overall effect upon AIG vary from country to country and cannot easily be predicted. If expropriation or nationalization does occur, AIG's policy is to take all appropriate measures to seek recovery of such assets. Certain of the countries in which AIG's business is conducted have currency restrictions which generally cause a delay in a company's ability to repatriate assets and profits. (See also Notes 1, 2 and 18 of Notes to Financial Statements.)

INSURANCE REGULATION AND COMPETITION

Certain states require registration and periodic reporting by insurance companies which are licensed in such states and are controlled by other corporations. Applicable legislation typically requires periodic disclosure concerning the corporation which controls the registered insurer and the other companies in the holding company system and prior approval of intercorporate transfers of assets (including in some instances payment of dividends by the insurance subsidiary) within the holding company system. AIG's subsidiaries are registered under such legislation in those states which have such requirements. (See also Note 10 of Notes to Financial Statements.)

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

     The statutory surplus of each of AIG's domestic general and life insurance subsidiaries exceeded their RBC standards by considerable margins as of December 31, 1996.

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

ITEM 2.PROPERTIES

AIG and its subsidiaries operate from approximately 250 offices in the United States, 5 offices in Canada and numerous offices in other foreign countries. The offices in Springfield, Illinois; Houston, Texas; Atlanta, Georgia; Baton Rouge, Louisiana; Wilmington, Delaware; Hato Rey, Puerto Rico; San Diego, California; Greensboro, North Carolina; Livingston, New Jersey; 70 Pine Street, 72 Wall Street and 175 Water Street in New York City; and offices in approximately 30 foreign countries including Bermuda, Hong Kong, the Philippines, Japan, England, Singapore, Taiwan and Thailand are located in buildings owned by AIG and its subsidiaries. The remainder of the office space utilized by AIG subsidiaries is leased.

ITEM 3.LEGAL PROCEEDINGS

AIG and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. AIG does not believe that such litigation will have a material adverse effect on its financial condition, future operating results or liquidity. (See also the Discussion and Analysis of Consolidated Net Losses and Loss Expense Reserve Development and Management's Discussion and Analysis of Financial Condition and Results of Operations.)

ITEM 4.SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the directors and executive officers of AIG. All directors are elected at the annual meeting of shareholders. All officers serve at the pleasure of the Board of Directors, but subject to the foregoing, are elected for terms of one year expiring in May of each year.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Served as
                                                                                                                         Director or
                                                                                                                             Officer
Name                          Title                                                                              Age           Since
====================================================================================================================================
M. Bernard Aidinoff*          Director                                                                           68             1984
Lloyd M. Bentsen              Director                                                                           76             1995
Pei-yuan Chia                 Director                                                                           58             1996
Marshall A. Cohen             Director                                                                           61             1992
Barber B. Conable, Jr.        Director                                                                           74             1991
Martin S. Feldstein           Director                                                                           57             1987
Leslie L. Gonda               Director                                                                           77             1990
Evan G. Greenberg             Director and Executive Vice President-Foreign General Insurance                    42             1995
M. R. Greenberg*              Director, Chairman, and Chief Executive Officer                                    71             1967
Carla A. Hills                Director                                                                           63             1993
Frank J. Hoenemeyer*          Director                                                                           77             1985
Edward E. Matthews*           Director and Vice Chairman-Investments and Financial Services                      65             1973
Dean P. Phypers               Director                                                                           68             1979
John J. Roberts*              Director and Vice Chairman-External Affairs                                        74             1967
Thomas R. Tizzio*             Director and President                                                             59             1982
Edmund S. W. Tse              Director and Executive Vice President-Life Insurance                               59             1991
Edwin E. Manton               Senior Advisor                                                                     88             1967
Ernest E. Stempel             Senior Advisor                                                                     80             1967
Robert M. Sandler             Executive Vice President, Senior Casualty Actuary and Senior Claims Officer        54             1980
Howard I. Smith               Executive Vice President, Chief Financial Officer and Comptroller                  52             1984
Lawrence W. English           Senior Vice President-Administration                                               55             1985
Axel I. Freudmann             Senior Vice President-Human Resources                                              50             1986
Win J. Neuger                 Senior Vice President and Chief Investment Officer                                 47             1995
Petros K. Sabatacakis         Senior Vice President-Financial Services                                           50             1992
Florence A. Davis             Vice President-General Counsel                                                     42             1995
Robert E. Lewis               Vice President and Chief Credit Officer                                            46             1993
Frank Petralito II            Vice President and Director of Taxes                                               60             1978
Kathleen E. Shannon           Vice President and Secretary                                                       47             1986
John T. Wooster, Jr.          Vice President-Communications                                                      57             1989
William N. Dooley             Vice President and Treasurer                                                       43             1992
====================================================================================================================================

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

PART II
================================================================================

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(a) The table below shows the high and low closing sales prices per share of AIG's common stock, as reported on the New York Stock Exchange Composite Tape, for each quarter of 1996 and 1995, as adjusted for the common stock split in the form of a 50 percent common stock dividend paid July 28, 1995. All prices are as reported by the National Quotation Bureau, Incorporated.

--------------------------------------------------------------------------------
                                                1996              1995
                                            --------------    --------------
                                            High       Low    High       Low
================================================================================
First Quarter                               102 3/4   89 3/8  71 7/8    64 5/8
Second Quarter                               98 5/8   88 1/8  79 1/4    68 7/8
Third Quarter                               100 7/8   90 1/8  86 1/2    71 5/8
Fourth Quarter                              115 1/8  101 1/2  94 7/8    82 5/8
================================================================================

     (b) In 1996, AIG paid a quarterly dividend of 8.5 cents in March and June and 10.0 cents in September and December for a total cash payment of 37.0 cents per share of common stock. In 1995, AIG paid a quarterly dividend of 7.7 cents in March and June and 8.5 cents in September and December for a total cash payment of 32.4 cents per share of common stock. These amounts reflect the adjustment for a common stock split in the form of a 50 percent common stock dividend paid July 28, 1995. Subject to the dividend preference of any of AIG's serial preferred stock which may be outstanding, the holders of shares of common stock are entitled to receive such dividends as may be declared by the Board of Directors from funds legally available therefor.

     See Note 10(b) of Notes to Financial Statements for a discussion of certain restrictions on the payment of dividends to AIG by some of its insurance subsidiaries.

     (c) The approximate number of holders of Common Stock as of January 31, 1997, based upon the number of record holders, was 18,000.

================================================================================

ITEM 6.SELECTED FINANCIAL DATA

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA

The following Selected Consolidated Financial Data is presented in accordance with generally accepted accounting principles. This data should be read in conjunction with the financial statements and accompanying notes included elsewhere herein.

(in thousands, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                   1996             1995             1994             1993             1992
------------------------------------------------------------------------------------------------------------------------------------
Revenues (a)                                      $  28,205,272    $  25,874,022    $  22,358,709    $  20,068,287    $  18,388,627
General insurance:
  Net premiums written                               12,691,679       11,893,022       10,865,753       10,025,903        9,138,528
  Net premiums earned                                11,854,815       11,405,731       10,286,831        9,566,640        9,209,390
  Adjusted underwriting profit (loss)                   398,944          361,583          147,517           10,391         (195,084)
  Net investment income                               1,689,371        1,545,717        1,435,092        1,340,480        1,252,086
  Realized capital gains                                 64,985           68,075           52,487           65,264           67,134
  Operating income                                    2,153,300        1,975,375        1,635,096        1,416,135        1,124,136
Life insurance:
  Premium income                                      8,978,246        8,038,150        6,724,321        5,746,046        4,853,087
  Net investment income                               2,675,881        2,264,905        1,748,428        1,499,714        1,313,838
  Realized capital gains                                 34,798           32,703           86,706           54,576           43,257
  Operating income                                    1,323,758        1,090,605          952,484          781,611          667,453
Agency and service fee operating income                  52,267           56,909           54,129           60,247           52,570
Financial services operating income                     523,906          417,741          404,853          390,038          346,442
Equity in income of minority-owned insurance
  operations                                             99,359           81,722           56,005           39,589           27,929
Other realized capital losses                           (11,792)         (28,944)         (52,340)         (12,742)         (11,293)
Income before income taxes and cumulative
  effect of accounting changes                        4,013,222        3,465,883        2,951,979        2,601,081        2,137,048
Income taxes                                          1,115,965          955,500          776,464          683,003          512,033
Income before cumulative effect of accounting
  changes                                             2,897,257        2,510,383        2,175,515        1,918,078        1,625,015
Cumulative effect of accounting changes, net
  of tax:
  AIG                                                        --               --               --               --           31,941
  Minority-owned insurance operations                        --               --               --           20,695             --
Net income                                            2,897,257        2,510,383        2,175,515        1,938,773        1,656,956
Earnings per common share:
  Income before cumulative effect of
    accounting changes                                     6.15             5.30             4.58             4.03             3.40
  Cumulative effect of accounting changes,
    net of tax:
    AIG                                                      --               --               --               --              .07
    Minority-owned insurance operations                      --               --               --              .04             --
  Net income                                               6.15             5.30             4.58             4.07             3.47
Cash dividends per common share                             .37              .32              .29              .26              .23
Total assets                                        148,431,002      134,136,398      114,346,117      101,014,848       92,722,182
Long-term debt (b)                                   17,506,359       14,452,851       12,613,907       10,955,963        9,517,595
Capital funds (shareholders' equity)                 22,044,224       19,827,103       16,421,661       15,224,195       12,782,152
====================================================================================================================================

(a) Represents the sum of general net premiums earned, life premium income, agency commissions, management and other fees, net investment income, financial services commissions, transaction and other fees, equity in income of minority-owned insurance operations and realized capital gains (losses). (See also tables under Item 1, "Business".)

(b) Including commercial paper and excluding that portion of long-term debt maturing in less than one year.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             American International Group, Inc. and Subsidiaries


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operational Review

General Insurance Operations

General insurance operations for the twelve month periods ending December 31, 1996, 1995 and 1994 were as follows:

(in thousands)
--------------------------------------------------------------------------------
                                         1996           1995            1994
================================================================================
Net premiums written:
Domestic                          $ 8,366,832   $  7,690,207     $ 7,132,367
Foreign                             4,324,847      4,202,815       3,733,386
--------------------------------------------------------------------------------
Total                             $12,691,679    $11,893,022     $10,865,753
================================================================================
Net premiums earned:
Domestic                          $ 7,821,605   $  7,322,531     $ 6,683,656
Foreign                             4,033,210      4,083,200       3,603,175
--------------------------------------------------------------------------------
Total                             $11,854,815    $11,405,731     $10,286,831
================================================================================
Adjusted underwriting profit (loss):
Domestic                              $ 1,039 $       57,514       $ (56,190)
Foreign                               397,905        304,069         203,707
--------------------------------------------------------------------------------
Total                               $ 398,944  $     361,583      $  147,517
================================================================================
Net investment income:
Domestic                          $ 1,350,159   $  1,240,174     $ 1,147,595
Foreign                               339,212        305,543         287,497
--------------------------------------------------------------------------------
Total                             $ 1,689,371   $  1,545,717     $ 1,435,092
================================================================================
Operating income before realized capital gains:
Domestic                          $ 1,351,198   $  1,297,688     $ 1,091,405
Foreign                               737,117        609,612         491,204
--------------------------------------------------------------------------------
Total                               2,088,315      1,907,300       1,582,609
Realized capital gains                 64,985         68,075          52,487
--------------------------------------------------------------------------------
Operating income                  $ 2,153,300   $  1,975,375     $ 1,635,096
================================================================================

     In AIG's general insurance operations, 1996 net premiums written and net premiums earned increased 6.7 percent and 3.9 percent, respectively, from those of 1995. In 1995, net premiums written increased 9.5 percent and net premiums earned increased 10.9 percent when compared to 1994.

     The growth in net premiums written in 1996 and 1995 resulted from a combination of several factors. Domestically, AIG continued to achieve some general price increases in certain commercial property and specialty casualty markets, as well as volume growth in mortgage guaranty insurance and personal lines. Overseas, the primary reason for growth was volume increases. Foreign general insurance operations produced 34.1 percent of the general insurance net premiums written in 1996, 35.3 percent in 1995 and 34.4 percent in 1994.

     In comparing the foreign exchange rates used to translate AIG's foreign general operations during 1996 to those foreign exchange rates used to translate AIG's foreign general operations during 1995, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, when foreign net premiums written were translated into U.S. dollars for the purposes of consolidation, total general insurance net premiums written were approximately 2.9 percentage points less than they would have been if translated utilizing those exchange rates which prevailed during 1995.

     Net premiums written are initially deferred and earned based upon the terms of the underlying policies. The net unearned premium reserve constitutes the deferred revenues which are generally earned ratably over the policy period. Thus, the net unearned premium reserve is not fully recognized as net premiums earned until the end of the policy period.

     The statutory general insurance ratios were as follows:

--------------------------------------------------------------------------------
                                                   1996       1995      1994
================================================================================
Domestic:
Loss Ratio                                           85.21      85.11     86.83
Expense Ratio                                        15.40      14.88     14.59
--------------------------------------------------------------------------------
Combined Ratio                                      100.61      99.99    101.42
================================================================================
Foreign:
Loss Ratio                                           57.82      59.46     61.12
Expense Ratio                                        31.77      32.51     33.04
--------------------------------------------------------------------------------
Combined Ratio                                       89.59      91.97     94.16
================================================================================
Consolidated:
Loss Ratio                                           75.89      75.93     77.82
Expense Ratio                                        20.98      21.11     20.93
--------------------------------------------------------------------------------
Combined Ratio                                       96.87      97.04     98.75
================================================================================

     Adjusted underwriting profit or loss (operating income less net investment income and realized capital gains) represents statutory underwriting profit or loss adjusted primarily for changes in deferred acquisition costs. The adjusted underwriting profits were $398.9 million in 1996, $361.6 million in 1995 and $147.5 million in 1994. (See also Notes 4 and 18 of Notes to Financial Statements.)

     AIG's results reflect the net impact with respect to incurred losses from catastrophes approximating $78 million in 1996, $100 million in 1995 and $55 million in 1994. AIG's gross incurred losses from catastrophes approximated $240 million in 1996, $190 million in 1995 and $174 million in 1994. The Kobe Japan earthquake which struck in early 1995 resulted in gross and net incurred losses to AIG of approximately $73 million and $30 million, respectively. A substantial portion of the remaining balances resulted from storms which struck portions of the United States and the Caribbean. The Northridge earthquake which struck the Los Angeles area of California in January, 1994, resulted in gross and net incurred losses of approximately $174 million and $55 million, respectively. If these catastrophes were excluded from the losses incurred in each period, the pro forma consolidated statutory general insurance ratios would be as follows:

--------------------------------------------------------------------------------
                                                      1996       1995      1994
================================================================================
Loss Ratio                                           75.23      75.05     77.29
Expense Ratio                                        20.98      21.11     20.93
--------------------------------------------------------------------------------
Combined Ratio                                       96.21      96.16     98.22
================================================================================

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

     AIG's ability to maintain its combined ratio below 100 is primarily attributable to the profitability of AIG's foreign general insurance operations and AIG's emphasis on maintaining its disciplined underwriting, especially in the domestic specialty markets. In addition, AIG does not seek net premium growth where rates do not adequately reflect its assessment of exposures.

     General insurance net investment income in 1996 increased 9.3 percent when compared to 1995. In 1995, net investment income increased 7.7 percent over 1994. The growth in net investment income in each of the three years was primarily attributable to new cash flow for investment. The new cash flow was generated from net general insurance operating cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein and Note 8 of Notes to Financial Statements.)

     General insurance realized capital gains were $65.0 million in 1996, $68.1 million in 1995 and $52.5 million in 1994. These realized gains resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

     General insurance operating income in 1996 increased 9.0 percent when compared to 1995. The 1995 results reflect an increase of 20.8 percent from 1994. The contribution of general insurance operating income to income before income taxes was 53.7 percent in 1996 compared to 57.0 percent in 1995 and 55.4 percent in 1994.

     A year to year comparison of operating income can be significantly influenced by the catastrophe losses in any one year as well as the volatility from one year to the next in realized capital gains. Adjusting each year to exclude the effects of both catastrophe losses and realized capital gains, operating income would have increased by 7.9 percent in 1996 and 22.6 percent in 1995. The decrease in the growth rate of 1996 over 1995 was caused in part by the effects of the strengthening U.S. dollar against major foreign currencies as previously described and the slightly increased domestic combined ratio. The increase in the growth rate of 1995 over 1994 after the aforementioned adjustments was a result of the increased net investment income and significant improvement in underwriting results.

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

     AIG's general reinsurance assets amounted to $16.31 billion and resulted from AIG's reinsurance arrangements. Thus, a credit exposure existed at December 31, 1996 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. This development includes losses incurred but not reported
(IBNR). At December 31, 1996, approximately 50 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances are collateralized. The remaining 50 percent of the general reinsurance assets were from authorized reinsurers and over 97 percent of such balances are from reinsurers rated A- (excellent) or better, as rated by A.M. Best. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness.

     AIG maintains an allowance for estimated unrecoverable reinsurance and has been largely successful in its previous recovery efforts. At December 31, 1996, AIG had allowances for unrecoverable reinsurance approximating $125 million. At that date, and prior to this allowance, AIG had no significant reinsurance recoverables from any individual reinsurer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction). AIG has not entered into any material cessions that would provide surplus relief.

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

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

     The consolidated general reinsurance assets of $16.31 billion at December 31, 1996 include reinsurance recoverables for (i) paid losses and loss expenses of $1.83 billion and (ii) $13.02 billion with respect to the ceded reserve for losses and loss expenses, including ceded IBNR (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently. It is AIG's belief that the ceded reserves at December 31, 1996 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

     At December 31, 1996, general insurance reserves for losses and loss expenses (loss reserves) amounted to $33.43 billion, an increase of $383.1 million or 1.2 percent over the prior year end, and represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses and minor amounts of discounting related to certain workers' compensation claims. General insurance net loss reserves increased $714.5 million or 3.6 percent to $20.41 billion and represent loss reserves reduced by reinsurance recoverable, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at December 31, 1996. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on such future results of operations.

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

     A variety of actuarial methods and assumptions are normally employed to estimate net losses for long tail casualty lines. These methods ordinarily involve the use of loss trend factors intended to reflect the estimated annual growth in loss costs from one accident year to the next. For the majority of long tail casualty lines, net loss trend factors approximated eight percent. Loss trend factors reflect many items including changes in claims handling, exposure and policy forms and current and future estimates of monetary inflation and social inflation. Thus, many factors are implicitly considered in estimating the year to year growth in loss costs. Therefore, AIG's carried net long tail loss reserves are judgmentally set as well as tested for reasonableness using the most appropriate loss trend factors for each class of business. In the evaluation of AIG's net loss reserves, loss trend factors vary slightly, depending on the particular class and nature of the business involved. These factors are periodically reviewed and subsequently adjusted, as appropriate, to reflect emerging trends which are based upon past loss experience.

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

     AIG continues to receive indemnity claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (hereinafter referred to collectively as environmental claims) and indemnity claims asserting injuries from asbestos. The vast majority of these asbestos and environmental claims emanate from policies written in 1984 and prior years. AIG has established a specialized claims unit which investigates and adjusts all such asbestos and environmental claims. Commencing in 1985, standard policies contained an absolute exclusion for pollution related damage. However, AIG currently underwrites pollution impairment liability insurance on a claims made basis and excluded such claims from the analyses included herein.

     Estimation of asbestos and environmental claims loss reserves is a difficult process. These asbestos and environmental claims cannot be estimated by conventional reserving techniques as previously described. Quantitative techniques frequently have to be supplemented by subjective considerations including managerial judgment. Significant factors which affect the trends and influence the development of asbestos and environmental claims are the inconsistent court resolutions and judicial interpretations which broaden the intent of the policies and scope of coverage. The current case law can be characterized as still evolving and there is little likelihood that any firm direction will develop in the near future. Additionally, the exposure for cleanup costs of hazardous waste dump sites involves issues such as allocation of responsibility among potentially responsible parties and the government's refusal to release parties. The cleanup cost

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

exposure may significantly change if the Congressional reauthorization of Superfund dramatically changes, thereby reducing or increasing litigation and cleanup costs.

     In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by changes in Superfund and waste dump site coverage issues. Additional liabilities could emerge for amounts in excess of the current reserves held. Although this emergence cannot now be reasonably estimated, it could have a material adverse impact on AIG's future operating results. The reserves carried for these claims at December 31, 1996 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. (See the previous discussion on reinsurance collectibility herein.)

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

     A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at December 31, 1996, 1995 and 1994 was as follows:


(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                            1996                   1995                  1994
                                                                     ------------------     ------------------   -------------------
                                                                      Gross        Net       Gross      Net       Gross        Net
====================================================================================================================================
Asbestos:
Reserve for losses and loss expenses at beginning of year            $  744.8   $ 127.9    $  686.0    $130.2    $  656.0    $116.7
Losses and loss expenses incurred(a)                                    392.5     102.7       197.7      20.5       149.2      45.8
Losses and loss expenses paid(b)                                       (261.4)    (58.3)     (138.9)    (22.8)     (119.2)    (32.3)
-----------------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year                  $  875.9   $ 172.3    $  744.8    $127.9    $  686.0    $130.2
====================================================================================================================================
Environmental:
Reserve for losses and loss expenses at beginning of year            $1,197.9   $ 379.3    $  728.1    $200.1    $  684.8    $191.5
Losses and loss expenses incurred(a)                                    379.6     240.3       684.9     231.7       187.5      61.8
Losses and loss expenses paid                                          (150.1)    (49.0)     (215.1)    (52.5)     (144.2)    (53.2)
-----------------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year                  $1,427.4   $ 570.6    $1,197.9    $379.3       728.1    $200.1
====================================================================================================================================
Combined:
Reserve for losses and loss expenses at beginning of year            $1,942.7   $ 507.2    $1,414.1    $330.3    $1,340.8    $308.2
Losses and loss expenses incurred                                       772.1     343.0       882.6     252.2       336.7     107.6
Losses and loss expenses paid                                          (411.5)   (107.3)     (354.0)    (75.3)     (263.4)    (85.5)
-----------------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year                  $2,303.3   $ 742.9   $1,942.7    $507.2    $1,414.1    $330.3
====================================================================================================================================

(a) At December 31, 1996 and 1995, incurred losses for asbestos and environmental claims reflect reserve strengthening in the IBNR carried.

(b) For 1996, paid losses for asbestos include certain unusual and non-recurring payments that satisfied historical settlement agreements.

     The gross and net IBNR included in the aforementioned reserve for losses and loss expenses at December 31, 1996, 1995 and 1994 were estimated as follows:

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                               1996                             1995                                   1994
                                ----------------------------        ----------------------------        ----------------------------
                                     Gross               Net             Gross               Net             Gross               Net
====================================================================================================================================
Combined                        $1,070,000        $  436,500        $  665,000        $  218,000        $  150,000        $   30,000
====================================================================================================================================

     A summary of asbestos and environmental claims count activity for the years ended December 31, 1996, 1995 and 1994 was as follows:


---------------------------------------------------------------------------------------------------------------
                                                  1996                                     1995
                                   ------------------------------------    ------------------------------------
                                   Asbestos   Environmental    Combined    Asbestos   Environmental    Combined
===============================================================================================================
Claims at beginning of year           5,244          17,858      23,102       5,947          16,223      22,170
Claims during year:
Opened                                1,083           3,836       4,919       1,026           5,045       6,071
Settled                                (117)           (466)       (583)        (93)           (663)       (756)
Dismissed or otherwise resolved        (542)         (3,833)     (4,375)     (1,636)         (2,747)     (4,383)
---------------------------------------------------------------------------------------------------------------
Claims at end of year                 5,668          17,395      23,063       5,244          17,858      23,102
===============================================================================================================

-------------------------------------------------------------------------
                                                     1994
                                    -------------------------------------
                                    Asbestos    Environmental    Combined
=========================================================================
Claims at beginning of year            5,522           16,661      22,183
Claims during year:
Opened                                 1,626            3,178       4,804
Settled                                 (106)            (501)       (607)
Dismissed or otherwise resolved       (1,095)          (3,115)     (4,210)
--------------------------------------------------------------------------
Claims at end of year                  5,947           16,223      22,170
==========================================================================

       The average cost per claim settled, dismissed or otherwise resolved for the years ended December 31, 1996, 1995 and 1994 was as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                  1996                              1995                              1994
                                        ------------------------         -------------------------         -------------------------
                                         Gross              Net            Gross             Net            Gross              Net
====================================================================================================================================
Asbestos*                              $396,700         $ 88,500         $ 80,300         $ 13,200         $ 99,300         $ 26,900
Environmental                            34,900           11,400           63,100           15,400           39,900           14,700
Combined                                 83,000           21,600           68,900           14,700           54,700           17,700
====================================================================================================================================

* For 1996, paid losses for asbestos include certain unusual and non-recurring payments that satisfied historical settlement agreements.

     An insurance rating agency has developed a survival ratio to measure the number of years it would take a company to exhaust both its asbestos and environmental reserves for losses and loss expenses based on that company's current level of asbestos and environmental claims payments. The higher the ratio, the more years the reserves for losses and loss expenses cover these claims payments. These ratios are computed based on the ending reserves for losses and loss expenses over the claims settlements during the fiscal year. Such payments include indemnity payments and legal and loss adjustment payments. It should be noted, however, that this is an extremely simplistic approach to measuring asbestos and environmental reserve levels. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have significant impact on the amount of asbestos and environmental losses and loss expense reserves, ultimate payments thereof and the resultant ratio.

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

     AIG's survival ratios for involuntary asbestos and environmental claims, separately and combined, were based upon a three year average payment in order to present a more meaningful trend. These ratios for the years ended December 31, 1996, 1995 and 1994 were as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                  1996                        1995                              1994
                                                           ------------------         -------------------         ------------------
                                                           Gross          Net         Gross           Net         Gross          Net
====================================================================================================================================
Involuntary survival ratios:
  Asbestos*                                                 5.1           4.6           5.5           4.2           5.2          3.9
  Environmental                                            16.2          18.8          15.6          12.4          11.0          6.7
  Combined                                                  9.4          11.5           9.7           8.8           7.4          5.4
====================================================================================================================================

* For 1996, paid losses for asbestos include certain unusual and non-recurring payments that satisfied historical settlement agreements.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

     AIG's operations are negatively impacted under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company's future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits for 1996, 1995 and 1994 were $18.8 million, $23.5 million and $28.2 million, respectively.

     AIG is also required to participate in various involuntary pools (principally workers' compensation business) which provide insurance coverage for those not able to obtain such coverage in the voluntary markets. This participation is also recorded upon notification, as these amounts cannot reasonably be estimated. (See also Note 18 of Notes to Financial Statements.)

LIFE INSURANCE OPERATIONS

Life insurance operations for the twelve month periods ending December 31, 1996, 1995 and 1994 were as follows:

(in thousands)
------------------------------------------------------------------------------
                                      1996             1995             1994
==============================================================================
Premium income:
  Domestic                      $    535,579     $    463,533     $    370,112
  Foreign                          8,442,667        7,574,617        6,354,209
------------------------------------------------------------------------------
Total                           $  8,978,246     $  8,038,150     $  6,724,321
==============================================================================
Net investment income:
  Domestic                         $ 930,350     $    846,345     $    600,616
  Foreign                          1,745,531        1,418,560        1,147,812
------------------------------------------------------------------------------
Total                           $  2,675,881     $  2,264,905     $  1,748,428
==============================================================================
Operating income before
  realized capital gains:
  Domestic                         $ 100,487     $     59,014     $     38,243
  Foreign                          1,188,473          998,888          827,535
------------------------------------------------------------------------------
Total                              1,288,960        1,057,902          865,778
Realized capital gains                34,798           32,703           86,706
------------------------------------------------------------------------------
Operating income                $  1,323,758     $  1,090,605     $    952,484
==============================================================================
Life insurance in-force:
  Domestic                      $ 60,419,342     $ 54,272,118     $ 43,849,682
  Foreign                        361,563,791      321,824,989      289,529,129
------------------------------------------------------------------------------
Total                           $421,983,133     $376,097,107     $333,378,811
==============================================================================

     AIG's life insurance operations, demonstrating the strength of its franchise, continued to show growth primarily as a result of overseas operations, particularly in Asia. AIG's life premium income in 1996 represented an 11.7 percent increase from the prior year. This compares with an increase of
19.5 percent in 1995 over 1994. Foreign life operations produced 94.0 percent,
94.2 percent and 94.5 percent of the life premium income in 1996, 1995 and 1994, respectively. (See also Notes 1, 4 and 6 of Notes to Financial Statements.)

     As previously discussed, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, when foreign life premium income was translated into U.S. dollars for purposes of consolidation, total life premium income was approximately 5.2 percentage points less than it would have been if translated utilizing exchange rates prevailing in 1995.

     Life insurance net investment income increased 18.1 percent in 1996 compared to an increase of 29.5 percent in 1995. The slowing of the growth rate was impacted by the redemption of policy loans with respect to some large corporate life insurance policies (COLI products). The redemptions of the COLI products were a result of recently enacted unfavorable Federal Tax legislation. Such redemptions had an insignificant impact on operating income, financial condition and liquidity. The growth in net investment income in 1996 and 1995 was primarily attributable to foreign new cash flow for investment and, to a lesser degree in 1995, growth in interest income earned on policy loans related to domestic COLI products. The new cash flow was generated from life insurance operations and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     The growth in the premium income of the domestic life segment resulted primarily from the sales of individual and terminal funded pension plan annuities.

     The traditional life products, such as whole and term life and endowments, were the major contributors to the growth in foreign premium income and investment income, particularly in Asia, and continue to be the primary source of growth in the life segment. A mixture of traditional, accident and health and financial products are being sold in Japan.

     Life insurance realized capital gains were $34.8 million in 1996, $32.7 million in 1995 and $86.7 million in 1994. These realized gains resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities and redemptions.

     Life insurance operating income in 1996 increased 21.4 percent to $1.32 billion compared to an increase of 14.5 percent in 1995. Excluding realized capital gains from life insurance operating income, the percent increases would be 21.8 percent and 22.2 percent in 1996 and 1995, respectively. The contribution of life insurance operating income to income before income taxes amounted to 33.0 percent in 1996 compared to 31.5 percent in 1995 and 32.3 percent in 1994.

     The risks associated with the traditional life and accident and health products are underwriting risk and investment risk. The risk associated with the financial and investment contract products is investment risk.

     Underwriting risk represents the exposure to loss resulting from the actual policy experience adversely emerging in comparison to the assumptions made in the product pricing with respect to mortality, morbidity, termination and expenses. AIG's life companies limit their maximum underwriting exposure on traditional life insurance of a single life to approximately one million dollars of coverage by using yearly renewable term reinsurance. The life insurance operations have not entered into assumption reinsurance transactions or surplus relief transactions during the three year period ended December 31, 1996. (See also Note 5 of Notes to Financial Statements.)

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

     The asset-liability relationship is appropriately managed in AIG's foreign operations, as it has been throughout AIG's history, even though certain territories lack qualified long-term investments or there are investment restrictions imposed by the local regulatory authorities. For example, in Japan and several Southeast Asia territories, the duration of the investments is often for a shorter period than the effective maturity of such policy liabilities. Therefore, there is a risk that the reinvestment of the proceeds at the maturity of the investments may be at a yield below that of the interest required for the accretion of the policy liabilities. In Japan, the average duration of the investment portfolio is 5.9 years, while the related policy liabilities are estimated to be 12.3 years. To maintain an adequate yield to match the interest required over the duration of the liabilities, constant management focus is required to reinvest the proceeds of the maturing securities without sacrificing investment quality. To the extent permitted under local regulation, AIG may invest in qualified longer-term securities outside Japan to achieve a closer matching in both duration and the required yield. AIG is able to manage any asset-liability duration difference through maintenance of sufficient global liquidity and to support any operational shortfall through its international financial network. Domestically, active monitoring assures appropriate asset-liability matching as there are investments available to match the duration and the required yield. (See also the discussion under "Liquidity" herein.)

     AIG uses asset-liability matching as a management tool to determine the composition of the invested assets and marketing strategies. As a part of these strategies, AIG may determine that it is economically advantageous to be temporarily in an unmatched position due to anticipated interest rate or other economic changes.

AGENCY AND SERVICE FEE OPERATIONS

Agency and service fee operating income in 1996 decreased 8.2 percent to $52.3 million compared to $56.9 million in 1995 which was an increase of 5.1 percent from 1994. The increase in operating income from 1994 resulted from the growth of risk management services. The decline in 1996 was due to reduced commission revenue in certain of AIG's managing general agencies. Agency and service fee operating income contributed 1.3 percent to AIG's income before income taxes in 1996 compared to 1.6 percent in 1995 and 1.8 percent in 1994.

FINANCIAL SERVICES OPERATIONS

Financial services operations for the twelve month periods ending December 31, 1996, 1995 and 1994 were as follows:

(in thousands)
--------------------------------------------------------------------------------
                                            1996          1995          1994
================================================================================
Revenues:
International Lease Finance Corp.     $1,560,228    $1,378,353    $1,097,599
AIG Financial Products Corp.*            369,194       289,020       279,058
AIG Trading Group Inc.*                  288,551       317,207       246,643
Other                                    337,504       219,510       159,939
--------------------------------------------------------------------------------
Total                                 $2,555,477    $2,204,090    $1,783,239
================================================================================
Operating income:
International Lease Finance Corp.     $  306,853    $  263,790    $  248,191
AIG Financial Products Corp.             189,157       140,245       131,032
AIG Trading Group Inc.                    80,156        68,765        55,249
Other, including intercompany
adjustments                              (52,260)      (55,059)      (29,619)
--------------------------------------------------------------------------------
Total                                 $  523,906    $  417,741    $  404,853
================================================================================

*  Represents net trading revenues.

     Financial services operating income increased 25.4 percent in 1996 over 1995. This compares with an increase of 3.2 percent in 1995 over 1994.

     International Lease Finance Corporation (ILFC) generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in 1996 increased 13.2 percent from 1995 compared to a 25.6 percent increase during 1995 from 1994. The revenue growth in each year resulted primarily from the growth both in the size and relative cost of the fleet. During 1996, operating income increased 16.3 percent from 1995 and 6.3 percent during 1995 from 1994. The average borrowing cost during 1996 was 6.23 percent while the 1995 and 1994 costs were 6.47 percent and 6.41 percent, respectively. Declines in interest rates generally have a positive effect on leasing margins. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     ILFC is exposed to loss through non-performance of aircraft lessees, through owning aircraft which it would be unable to lease or re-lease at acceptable rates or sell at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At December 31, 1996, only four of 296 aircraft owned were not leased. Subsequently, two of these aircraft have been sold and two aircraft have been committed for lease. During 1996, slightly over 80 percent of the revenue derived from the rental of aircraft equipment was from foreign carriers. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     AIG Financial Products Corp. and its subsidiaries (AIGFP) participate in the derivatives dealer market conducting, primarily as principal, an interest rate, currency and equity derivative products business. AIGFP also enters into structured transactions including long-dated forward foreign exchange contracts, option transactions, liquidity facilities and investment agreements and invests in a diversified portfolio of securities. AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than from speculative transactions. Revenues in 1996 increased 27.7 percent from 1995 compared to a 3.6 percent increase during 1995 from 1994. During 1996, operating income increased 34.9 percent from 1995 and increased 7.0 percent during 1995 from 1994. As AIGFP is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein.)

     AIG Trading Group Inc. and its subsidiaries (AIGTG) derive a substantial portion of their revenues from market making and trading activities, as principals, in foreign exchange, interest rates, precious and base metals and natural gas and other energy products. As a result of a decline in the volatility of AIGTG's major markets and fewer structured transactions, revenues in 1996 decreased 9.0 percent from 1995 compared to a 28.6 percent increase during 1995 from 1994. During 1996, operating income increased 16.6 percent from 1995 and 24.5 percent during 1995 from 1994. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein.)

     Financial services operating income represented 13.1 percent of AIG's income before income taxes in 1996. This compares to 12.1 percent and 13.7 percent in 1995 and 1994, respectively.


OTHER OPERATIONS

In 1996, AIG's equity in income of minority-owned insurance operations was $99.4 million compared to $81.7 million in 1995 and $56.0 million in 1994. In 1996, the equity interest in insurance companies represented 2.5 percent of income before income taxes compared to 2.4 percent in 1995 and 1.9 percent in 1994.

     Other realized capital losses amounted to $11.8 million, $28.9 million and $52.3 million in 1996, 1995 and 1994, respectively.

     Minority interest represents minority shareholders' equity in income of certain consolidated subsidiaries. In 1996, minority interest amounted to $43.2 million. In 1995 and 1994, minority interest amounted to $36.3 million and $29.7 million, respectively.

     Other income (deductions)-net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially-owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In 1996, net deductions amounted to $84.4 million. In 1995 and 1994, net deductions amounted to $91.2 million and $68.6 million, respectively.

     Income before income taxes amounted to $4.01 billion in 1996, $3.47 billion in 1995 and $2.95 billion in 1994.

     In 1996, AIG recorded a provision for income taxes of $1.12 billion compared to the provisions of $955.5 million and $776.5 million in 1995 and 1994, respectively. These provisions represent effective tax rates of 27.8 percent in 1996, 27.6 percent in 1995 and 26.3 percent in 1994. The increase in the effective tax rate in 1996 over prior years is primarily due to the profitability of domestic general adjusted underwriting relative to income before income taxes. (See Note 3 of Notes to Financial Statements.)

     Net income amounted to $2.90 billion in 1996, $2.51 billion in 1995 and $2.18 billion in 1994. The increases in net income over the three year period resulted from those factors described above.

--------------------------------------------------------------------------------
                              American International Group,Inc. and Subsidiaries

CAPITAL RESOURCES

At December 31, 1996, AIG had total capital funds of $22.04 billion and total borrowings of $23.52 billion. At that date, $20.10 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

     Total borrowings at December 31, 1996 and 1995 were as follows:

(in thousands)
----------------------------------------------------------------------------
December 31,                                          1996              1995
============================================================================
GIAs-- AIGFP                                   $ 5,723,228      $  5,423,555
----------------------------------------------------------------------------
Commercial Paper:
  Funding                                        1,018,510           687,182
  ILFC(a)                                        2,739,388         1,834,882
  AICCO                                            740,078           644,571
----------------------------------------------------------------------------
  Total                                          4,497,976         3,166,635
----------------------------------------------------------------------------
Medium Term Notes:
  ILFC(a)                                        2,551,485         2,391,535
  AIG                                              140,000           115,000
----------------------------------------------------------------------------
  Total                                          2,691,485         2,506,535
----------------------------------------------------------------------------
Notes and Bonds Payable:
  ILFC(a)                                        3,500,000         3,550,000
  AIGFP                                          5,243,042         2,383,699
  AIGTG                                             10,442                --
  AIG: Lire bonds                                  159,067           159,067
       Zero coupon notes                            81,761            73,348
----------------------------------------------------------------------------
  Total                                          8,994,312         6,166,114
----------------------------------------------------------------------------
Loans and Mortgages Payable:
  ILFC(a)(b)                                     1,007,836         1,122,265
  AIG                                              605,677           120,369
----------------------------------------------------------------------------
  Total                                          1,613,513         1,242,634
----------------------------------------------------------------------------
Total Borrowings                                23,520,514        18,505,473
----------------------------------------------------------------------------
Borrowings not guaranteed by AIG                 9,798,709         8,898,682
Matched GIA borrowings                           5,723,228         5,423,555
Matched notes and
bonds payable-- AIGFP                            4,576,900         2,138,400
----------------------------------------------------------------------------
                                                20,098,837        16,460,637
----------------------------------------------------------------------------
Remaining borrowings of AIG                    $ 3,421,677      $  2,044,836
============================================================================

(a) AIG does not guarantee or support these borrowings.
(b) Primarily capital lease obligations.

See also Note 9 of Notes to Financial Statements.

     AIGFP increased the aggregate principal amount outstanding of its notes and bonds payable to $5.24 billion, a net increase of $2.86 billion and increased its net GIA borrowings by $299.7 million. AIGFP uses the proceeds from the issuance of notes and bonds to invest in a segregated portfolio of securities available for sale. Funds received from GIA borrowings are invested in a diversified portfolio of securities and derivative transactions. (See also the discussions under "Operational Review", "Liquidity" and "Derivatives" herein and Notes 1, 8, 9 and 11 of Notes to Financial Statements.)

     AIG Funding, Inc. (Funding), through the issuance of commercial paper, fulfills the short-term cash requirements of AIG and its subsidiaries. Funding intends to continue to meet AIG's funding requirements through the issuance of commercial paper guaranteed by AIG. This issuance of Funding's commercial paper is subject to the approval of AIG's Board of Directors. ILFC and A.I. Credit Corp. (AICCO) issue commercial paper for the funding of their own operations. AIG does not guarantee AICCO's or ILFC's commercial paper. However, AIG has entered into an agreement in support of AICCO's commercial paper. From time to time, AIGFP may issue commercial paper, which AIG guarantees, to fund its operations. At December 31, 1996, AIGFP had no commercial paper outstanding. (See also the discussion under "Derivatives" herein and Note 9 of Notes to Financial Statements.)

     AIG and Funding have entered into two syndicated revolving credit facilities (the Facilities) aggregating $1 billion. The Facilities consist of a $500 million 364 day revolving credit facility and a $500 million five year revolving credit facility. The Facilities can be used for general corporate purposes and also provide backup for AIG's commercial paper programs administered by Funding. There are currently no borrowings outstanding under either of the Facilities, nor were any borrowings outstanding as of December 31, 1996.

     At December 31, 1996, ILFC had increased the aggregate principal amount outstanding of its medium term and term notes to $6.05 billion, a net increase of $110.0 million, and recorded a net decline in its capital lease obligations of $92.6 million and a net increase in its commercial paper of $904.5 million. At December 31, 1996, ILFC had $636 million in aggregate principal amount of debt securities registered for issuance from time to time. In February 1997, ILFC reduced this registered amount through the sale of debt securities amounting to $546 million aggregate principal amount and registered for issuance from time to time $2.1 billion in aggregate principal amount of debt securities. The cash used to purchase flight equipment, including progress payments during the construction phase, is primarily derived from the proceeds of ILFC's debt financing. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover of prior debt. (See also the discussions under "Operational Review" and "Liquidity" herein.)

     During 1996, AIG issued $100.0 million principal amount of medium term notes at rates ranging from 6.05 percent to 6.25 percent per annum for three year terms. During 1996, $75.0 million of previously issued medium term notes matured. At December 31, 1996 AIG had $647.0 million in aggregate principal amount of debt securities registered for issuance from time to time.

     AIG's capital funds increased $2.22 billion during 1996. Unrealized appreciation of investments, net of taxes declined $16.7 million. Subsequent to AIG's adoption of Financial Accounting Standards No. 115 "Accounting for Certain Investments on Debt and Equity Securities", unrealized appreciation of investments, net of taxes, is subject to increased volatility resulting from the changes in the market value of bonds available for sale. During 1996, the cumulative translation adjustment loss, net of taxes, increased $37.1 million and retained earnings increased $2.72 billion, resulting from net income less dividends.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

     During 1996, AIG repurchased 5.4 million shares of its common stock in the open market at a cost of $492.5 million. During 1995, AIG repurchased 236,443 shares of its common stock in the open market at a cost of $17.6 million. AIG intends to continue to buy its common shares in the open market to satisfy its obligations under various employee benefit plans and for other purposes.

     Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At December 31, 1996, there were no significant statutory or regulatory issues which would impair AIG's financial condition, results of operations or liquidity. (See also the discussion under "Liquidity" herein and Note 10 of Notes to Financial Statements.)

     In 1989, the National Association of Insurance Commissioners (NAIC) adopted the "NAIC Solvency Policing Agenda for 1990". Included in this agenda was the development of Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company's statutory surplus to the risk inherent in its overall operations.

     At December 31, 1996, the adjusted capital of each of AIG's domestic general companies and of each of AIG's domestic life companies exceeded each of their RBC standards by considerable margins.

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

LIQUIDITY

At December 31, 1996, AIG's consolidated invested assets included approximately $2.07 billion of cash and short-term investments. Consolidated net cash provided from operating activities in 1996 amounted to approximately $9.57 billion.

     Management believes that AIG's liquid assets, its net cash provided by operations, and access to the capital markets will enable it to meet any foreseeable cash requirements.

     AIG's liquidity is primarily derived from the operating cash flows of its general and life insurance operations.

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG's insurance operations generated approximately $7 billion in post-tax cash flow during 1996. Cash flow includes periodic premium collections, including policyholders' contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits, acquisition and operating expenses and income taxes paid. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance investment operations generated approximately $4.4 billion in investment income cash flow during 1996. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains.

     The combined insurance post-tax operating cash flow coupled with the cash and short-term investments of $1.6 billion provided the insurance operations with a significant amount of liquidity during 1996. This liquidity is available to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy and collateral and guaranteed loans. This liquidity coupled with proceeds of over $16 billion from the maturities, sales and redemptions of fixed income securities and from the sales of marketable equity securities, AIG purchased approximately $22.5 billion of fixed income securities and marketable equity securities during 1996.

     AIG received approximately $1.6 billion and $1.1 billion from redemptions of held to maturity municipal bonds during 1996 and 1995, respectively. Prior to redemption, the yield on these bonds approximated seven percent and eight percent in 1996 and 1995, respectively. The yield on the reinvestment of the proceeds in bonds with similar characteristics averaged approximately 5.6 percent and 6.0 percent in 1996 and 1995, respectively. AIG does not anticipate that these redemptions will have a significant effect on AIG's general investment income, operations, financial condition or liquidity.

     The following table is a summary of AIG's invested assets by significant segment, including investment income due and accrued and real estate, at December 31, 1996 and 1995:

(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------------
                                                      December 31, 1996                                  December 31, 1995
                                              ---------------------------------                  --------------------------------
                                                  Invested           Percent                        Invested           Percent
                                                    Assets          of Total                          Assets          of Total
=================================================================================================================================
General insurance                             $ 28,778,853                26.5%                  $26,550,431                27.5%
Life insurance                                  38,491,870                35.4                    34,869,040                36.2
Financial services                              40,938,871                37.7                    34,468,961                35.8
Other                                              408,535                 0.4                       449,832                 0.5
--------------------------------------------------------------------------------------------------------------------------------
Total                                         $108,618,129               100.0%                  $96,338,264               100.0%
=================================================================================================================================

--------------------------------------------------------------------------------
                              American International Group,Inc. and Subsidiaries

     The following tables summarize the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at December 31, 1996 and 1995:


(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                PERCENT DISTRIBUTION
                                                                                                       PERCENT  --------------------
DECEMBER 31, 1996                                          GENERAL            LIFE           TOTAL    OF TOTAL   DOMESTIC   FOREIGN
====================================================================================================================================
Fixed Maturities:
  Available for sale, at market value(a)               $ 9,713,937     $26,058,027     $35,771,964        53.2%      34.6%     65.4%
  Held to maturity, at amortized cost(b)                12,736,225            --        12,736,225        18.9      100.0    --
Equity securities, at market value(c)                    3,265,756       2,608,309       5,874,065         8.7       33.9      66.1
Mortgage loans on real estate, policy
  and collateral loans                                      50,578       6,224,878       6,275,456         9.3       43.1      56.9
Short-term investments, including
time deposits, and cash                                    598,076       1,002,060       1,600,136         2.4       19.0      81.0
Real estate                                                409,808         843,933       1,253,741         1.9       18.2      81.8
Investment income due and accrued                          493,338         697,891       1,191,229         1.8       44.4      55.6
Other invested assets                                    1,511,135       1,056,772       2,567,907         3.8       51.6      48.4
------------------------------------------------------------------------------------------------------------------------------------
Total                                                  $28,778,853     $38,491,870     $67,270,723       100.0%      47.9%     52.1%
====================================================================================================================================

(a)  Includes $364,069 of bonds trading securities, at market value.
(b)  Includes $477,247 of preferred stock, at amortized cost.
(c)  Includes $46,732 of preferred stock, at market value.


(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              PERCENT DISTRIBUTION
                                                                                                     PERCENT  ---------------------
DECEMBER 31, 1995                                        GENERAL            LIFE           TOTAL    OF TOTAL   DOMESTIC   FOREIGN
====================================================================================================================================
Fixed Maturities:
  Available for sale, at market value(a)               $ 9,068,133     $22,168,672     $31,236,805        50.9%      37.5%     62.5%
  Held to maturity, at amortized cost(b)                11,545,530            --        11,545,530        18.8      100.0       --
Equity securities, at market value(c)                    3,011,249       2,131,897       5,143,146         8.4       35.8      64.2
Mortgage loans on real estate, policy
  and collateral loans                                      54,852       6,887,329       6,942,181        11.3       52.8      47.2
Short-term investments, including
time deposits, and cash                                    636,709       1,231,817       1,868,526         3.0       25.6      74.4
Real estate                                                345,336         660,954       1,006,290         1.6       17.3      82.7
Investment income due and accrued                          466,744         732,380       1,199,124         2.0       55.3      44.7
Other invested assets                                    1,421,878       1,055,991       2,477,869         4.0       50.6      49.4
------------------------------------------------------------------------------------------------------------------------------------
Total                                                  $26,550,431     $34,869,040     $61,419,471       100.0%      51.0%     49.0%
====================================================================================================================================

(a)  Includes $428,296 of bonds trading securities, at market value.
(b)  Includes $459,505 of preferred stock, at amortized cost.
(c)  Includes $38,989 of preferred stock, at market value.

     With respect to fixed maturities, AIG's general strategy is to invest in high quality securities while maintaining diversification to avoid significant exposure to issuer, industry and/or country concentrations.

     At December 31, 1996, approximately 52 percent of the fixed maturity investments were domestic securities. Approximately 39 percent of such domestic securities were rated AAA. Approximately 5 percent were below investment grade or not rated.

     A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations.
AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments. At December 31, 1996, approximately 40 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to securities so rated. Less than one percent of these investments were deemed below investment grade and approximately four percent were not rated at that date.

     Although AIG's fixed income insurance portfolios contain only minor amounts of securities below investment grade, any fixed income security may be subject to downgrade for a variety of reasons subsequent to any balance sheet date. There have been no significant downgrades as at March 1, 1997.

     At December 31, 1996, approximately 5 percent of the fixed maturities portfolio was Collateralized Mortgage Obligations (CMOs). All of the CMOs were investment grade and approximately 72 percent of the CMOs were backed by various U.S. government agencies. Thus, credit risk was minimal. CMOs are exposed to interest rate risk as the duration and ultimate realized yield would be affected by the accelerated prepayments of the underlying mortgages. There were no interest only or principal only CMOs.

     When permitted by regulatory authorities and when deemed necessary to protect insurance assets, including invested assets, from currency risk and interest rate risk, AIG and its insurance subsidiaries enter into derivative transactions as end users. To date, such activities have been minor. (See also the discussion under "Derivatives" herein.)

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

     Mortgage loans on real estate, policy and collateral loans comprised 9.3 percent of AIG's insurance invested assets at December 31, 1996. AIG's insurance operations holdings of real estate mortgages amounted to $2.38 billion of which
34.1 percent was domestic. At December 31, 1996, no domestic mortgages and only a nominal amount of foreign mortgages were in default. At December 31, 1996, AIG's insurance holdings of collateral loans amounted to $897.3 million, all of which were foreign. It is AIG's practice to maintain a maximum loan to value ratio of 75 percent at loan origination. AIG's policy loans decreased from $3.95 billion at December 31, 1995 to $3.00 billion at December 31, 1996. Nearly all of this decrease relates to the redemption of COLI products.

     Short-term investments represent amounts invested in various internal and external money market funds, time deposits and cash held.

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

     The following table is a summary of the composition of AIG's financial services invested assets at December 31, 1996 and 1995. (See also the discussions under "Operational Review," "Capital Resources" and "Derivatives" herein.)


(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 1996                                 1995
                                                                      -------------------------          ---------------------------
                                                                         Invested       Percent               Invested      Percent
                                                                           Assets      of Total                 Assets     of Total
====================================================================================================================================
Flight equipment primarily under operating leases,
  net of accumulated depreciation                                     $13,808,660          33.7%         $12,442,010           36.1%
Unrealized gain on interest rate and currency swaps,
  options and forward transactions                                      6,906,012          16.9            7,250,954           21.0
Securities available for sale, at market value                          9,785,909          23.9            3,931,100           11.4
Trading securities, at market value                                     2,357,812           5.7            2,641,436            7.7
Securities purchased under agreements to resell, at contract value      1,642,591           4.0            2,022,056            5.9
Trading assets                                                          3,793,433           9.3            4,017,735           11.6
Spot commodities, at market value                                         204,705           0.5              383,374            1.1
Other, including short-term investments                                 2,439,749           6.0            1,780,296            5.2
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                 $40,938,871         100.0%         $34,468,961          100.0%
====================================================================================================================================


     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover of prior debt. During 1996, ILFC acquired flight equipment costing $3.25 billion.

     At December 31, 1996, ILFC had committed to purchase or had secured positions for 243 aircraft deliverable from 1997 through 2004 at an estimated aggregate purchase price of $13.3 billion and had options to purchase an additional 35 aircraft deliverable through 2005 at an estimated aggregate purchase price of $2.8 billion. As at March 11, 1997, ILFC has entered into leases, letters of intent to lease or is in various stages of negotiation for all of the aircraft to be delivered in 1997 and 44 of 179 aircraft to be delivered subsequent to 1997. ILFC will be required to find customers for any aircraft presently on order and any aircraft to be ordered, and it must arrange financing for portions of the purchase price of such equipment. In a rising interest rate environment, ILFC negotiates higher lease rates on any new contracts. ILFC has been successful to date both in placing its new aircraft on lease or under sales contract and obtaining adequate financing.

     AIGFP's derivative transactions are carried at market value or at estimated fair value when market prices are not readily available. AIGFP reduces its economic risk exposure through similarly valued offsetting transactions including swaps, trading securities, options, forwards and futures. The estimated fair values of these transactions represent assessments of the present value of expected future cash flows. Some of these transactions are exposed to liquidity risk if AIGFP were to sell or close out the transactions prior to maturity. AIG believes that the impact of any such limited liquidity would not be significant to AIG's financial condition or its overall liquidity. (See also the discussion under "Derivatives" herein.)

     Securities available for sale, at market value and securities purchased under agreements to resell are purchased with the proceeds of AIGFP's GIA financings and other long and short term borrowings. The proceeds from the disposal of securities available for sale and securities purchased under agreements to resell have been used to fund the maturing GIAs or other

--------------------------------------------------------------------------------
                              American International Group,Inc. and Subsidiaries

AIGFP financing. (See also the discussion under "Capital Resources" herein.)

     Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At December 31, 1996, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $2.4 billion of these securities. There were no securities deemed below investment grade. There have been no significant downgrades through March 1, 1997. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

     AIGTG conducts, as principal, market making and trading activities in foreign exchange, interest rates, precious and base metals and natural gas and other energy products. AIGTG owns inventories in the commodities in which it trades and may reduce the exposure to market risk through the use of swaps, forwards, futures and option contracts. AIGTG uses derivatives to manage the economic exposure of its various trading positions and transactions from adverse movements of interest rates, exchange rates and commodity prices. AIGTG supports its trading activities largely through trading liabilities, unrealized losses on swaps, short-term borrowings and spot commodities sold but not yet purchased. (See also the discussions under "Capital Resources" and "Derivatives" herein.)

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

     Derivatives are generally either negotiated over the counter contracts or standardized contracts executed on an exchange. Standardized exchange traded derivatives include futures and options which can be readily bought or sold over recognized security or commodity exchanges and settled daily through such clearing houses. Negotiated over the counter derivatives include forwards, swaps and options. Over the counter derivatives are generally not traded like exchange traded securities. However, in the normal course of business, with the agreement of the original counterparty, these contracts may be terminated early or assigned to another counterparty.

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

     The senior management of AIG defines the policies and establishes general operating parameters for AIGFP and AIGTG. AIG's senior management has established various oversight committees to review the various financial market, operational and credit issues of AIGFP and AIGTG. The senior managements of AIGFP and AIGTG report the results of their respective operations to and review future strategies with AIG's senior management.

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

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

     AIG's Market Risk Management Department provides detailed independent review of AIG's market exposures, particularly those market exposures of AIGFP and AIGTG. This department determines whether AIG's market risks, as well as those market risks of individual subsidiaries, are within the parameters established by AIG's senior management. Well established market risk management techniques such as value at risk and scenario analysis are used. Additionally, this department verifies that specific market risks of each of certain subsidiaries are managed and hedged by that subsidiary.

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

--------------------------------------------------------------------------------
                              American International Group,Inc. and Subsidiaries

     The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at December 31, 1996 were as follows:

(in thousands)
-------------------------------------------------------------------------------
                                       Gross            Gross          Balance
                                  Unrealized       Unrealized            Sheet
                                       Gains           Losses           Amount
================================================================================
Securities available for
  sale, at market value(a)        $  382,807       $  372,603       $9,785,909

Unrealized gain/loss on
  interest rate and currency
  swaps, options and forward
  transactions(b) (c)              6,906,012        5,414,433               --

Trading securities, at
  market value                            --               --        2,357,812

Trading assets                     6,220,863        4,035,715        3,793,433

Spot commodities, at
  market value                            --           18,145          204,705

Trading liabilities                       --        2,486,700        3,313,508

Securities and spot
  commodities sold but
  not yet purchased, at
  market value                        30,335               --        1,568,542
================================================================================

(a)  See also Note 8 (e) of Notes to Financial Statements.
(b)  These amounts are also presented as the respective balance sheet amounts.
(c) At December 31, 1996, AIGTG's replacement values with respect to interest rate and currency swaps were $514.0 million.

     The interest rate risk on securities available for sale, at market, is managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At December 31, 1996, the unrealized gains and losses remaining after benefit of the offsets were $14.7 million and $4.5 million, respectively.

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

     The following tables provide the notional and contractual amounts of AIGFP's and AIGTG's derivatives transactions at December 31, 1996.

     The notional amounts used to express the extent of AIGFP's and AIGTG's involvement in swap transactions represent a standard of measurement of the volume of AIGFP's and AIGTG's swaps business. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual cash flows to be exchanged and are not paid or received, except for certain contracts such as currency swaps.

     The timing and the amount of cash flows relating to AIGFP's and AIGTG's foreign exchange forwards and exchange traded futures and options contracts are determined by each of the respective contractual agreements.

     The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

to potential loss after the application of the aforementioned strategies, ISDA Master Agreements and collateral held.

     The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at December 31, 1996:

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                  Remaining Life
                                             -------------------------------------------------------
                                                     One    Two Through    Six Through     After Ten            Total          Total
                                                    Year     Five Years      Ten Years         Years             1996           1995
====================================================================================================================================
Interest rate, currency and
  equity/commodity
  swaps and swaptions:
Notional amount:
  Interest rate swaps                        $43,310,500    $72,311,900    $40,928,300   $ 9,221,100     $165,771,800   $130,441,000
  Currency swaps                              11,252,100     16,316,500      8,184,500     3,429,800       39,182,900     28,829,000
  Equity/commodity swaps                          32,900         20,700             --        50,000          103,600        320,000
  Swaptions                                      566,400      1,544,500      2,530,200       976,600        5,617,700      4,374,000
------------------------------------------------------------------------------------------------------------------------------------
Total                                        $55,161,900    $90,193,600    $51,643,000   $13,677,500     $210,676,000   $163,964,000
====================================================================================================================================
Futures and forward contracts:
Exchange traded futures contracts
  contractual amount                         $ 6,867,300            --              --            --     $  6,867,300   $ 16,050,000
------------------------------------------------------------------------------------------------------------------------------------
Over the counter forward contracts
  contractual amount                         $ 5,952,200            --              --            --     $  5,952,200   $  2,238,000
====================================================================================================================================

     AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At December 31, 1996, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                    Net Replacement Value
                                                               -----------------------------
                                                               Swaps and         Futures and               Total               Total
                                                               Swaptions   Forward Contracts                1996                1995
====================================================================================================================================
Counterparty credit quality:
AAA                                                           $1,720,511          $   11,804          $1,732,315          $1,994,122
AA                                                             2,009,599              12,279           2,021,878           2,146,085
A                                                              1,450,877              10,186           1,461,063           1,442,854
BBB                                                            1,150,420                --             1,150,420           1,239,338
Below investment grade                                            26,293                --                26,293              48,462
Not externally rated--exchanges*                                    --                  --                  --                23,364
------------------------------------------------------------------------------------------------------------------------------------
Total                                                         $6,357,700          $   34,269          $6,391,969          $6,894,225
====================================================================================================================================

* Exchange traded futures are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

At December 31, 1996, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                      Net Replacement Value
                                                                 -----------------------------
                                                                  Swaps and        Futures and              Total             Total
                                                                  Swaptions  Forward Contracts               1996              1995
====================================================================================================================================
Non-U.S. banks                                                   $2,306,059         $   24,422         $2,330,481         $2,443,265
Insured municipalities                                              656,373               --              656,373            879,642
U.S. industrials                                                    894,942               --              894,942          1,025,014
Governmental                                                        894,284               --              894,284            844,810
Non-U.S. financial service companies                                 34,356                 27             34,383             39,742
Non-U.S. industrials                                                495,082              2,757            497,839            530,611
Special purpose                                                     121,137               --              121,137            113,401
U.S. banks                                                          248,666              2,975            251,641            318,905
U.S. financial service companies                                    530,877              4,088            534,965            424,498
Supranationals                                                      175,924               --              175,924            250,973
Exchanges*                                                             --                 --                 --               23,364
------------------------------------------------------------------------------------------------------------------------------------
Total                                                            $6,357,700         $   34,269         $6,391,969         $6,894,225
====================================================================================================================================

* Exchange traded futures are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

--------------------------------------------------------------------------------
                              American International Group,Inc. and Subsidiaries

     The following tables provide the notional and contractual amounts of AIGTG's derivatives portfolio at December 31, 1996. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the December 31, 1996 balances based upon the expected timing of the future cash flows.

     The gross replacement values presented represent the sum of the estimated positive fair values of all of AIGTG's derivatives contracts at December 31, 1996. These values do not represent the credit risk to AIGTG.

     Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss.

     The following tables present AIGTG's derivatives portfolio and the associated credit exposure, if applicable, by maturity and type of derivative at December 31, 1996:


(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Remaining Life
                                                                  ------------------------------------------------------------------
                                                                         One         Two Through       Six Through       After Ten
                                                                        Year          Five Years        Ten Years          Years
====================================================================================================================================
Futures and forward contracts and interest
rate and currency swaps:
Exchange traded futures contracts contractual amount             $  11,129,657     $   2,899,957     $      71,490     $       6,896
====================================================================================================================================
Over the counter forward contracts contractual amount            $ 204,590,640     $  11,097,976     $   1,083,771     $       3,379
====================================================================================================================================
Interest rate and currency swaps:
Notional amount:
Interest rate swaps and forward rate agreements                  $  53,424,188     $  11,385,794     $   1,305,078     $     191,420
Currency swaps                                                          43,131         3,681,390         1,740,495           388,178
------------------------------------------------------------------------------------------------------------------------------------
Total                                                            $  53,467,319     $  15,067,184     $   3,045,573     $     579,598
====================================================================================================================================
Futures and forward contracts and interest
rate and currency swaps:
Credit exposure:
Gross replacement value                                          $   5,509,109     $     816,656     $     316,606     $      26,455
Master netting arrangements                                         (3,130,370)         (358,071)          (68,882)               --
Collateral                                                             (83,746)          (56,223)           (6,118)               --
------------------------------------------------------------------------------------------------------------------------------------
Net replacement value                                            $   2,294,993     $     402,362     $     241,606     $      26,455
====================================================================================================================================

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      Remaining Life
                                                                 -------------------------------------------------------------------
                                                                         One          Two Through       Six Through       After Ten
                                                                        Year          Five Years        Ten Years            Years
====================================================================================================================================
Option contracts:
Contractual amounts for purchased options:
Exchange traded                                                  $   1,462,677     $     104,738     $          --               --
Over the counter                                                    21,435,238         5,100,197           841,782               --
------------------------------------------------------------------------------------------------------------------------------------
Total                                                            $  22,897,915     $   5,204,935     $     841,782               --
====================================================================================================================================
                                                                                                                                 --
Credit exposure for purchased options:
Gross replacement value                                          $     524,253     $     233,903     $      62,784               --
Master netting arrangements                                           (241,692)          (68,615)           (4,661)              --
Collateral                                                              (1,198)           (2,062)               --               --
------------------------------------------------------------------------------------------------------------------------------------
Net replacement value                                            $     281,363     $     163,226     $      58,123               --
====================================================================================================================================
Contractual amounts for sold options*                            $  25,697,386     $   5,900,034     $     781,386               --
====================================================================================================================================


------------------------------------------------------------------------------------------------------------------


                                                                                          Total            Total
                                                                                           1996             1995
==================================================================================================================
Futures and forward contracts and interest
rate and currency swaps:
Exchange traded futures contracts contractual amount                                $  14,108,000    $  26,804,947
==================================================================================================================
Over the counter forward contracts contractual amount                               $ 216,775,766    $ 183,709,518
Interest rate and currency swaps:
Notional amount:
Interest rate swaps and forward rate agreements                                     $  66,306,480    $  29,935,395
Currency swaps                                                                          5,853,194        4,540,896
------------------------------------------------------------------------------------------------------------------
Total                                                                               $  72,159,674    $  34,476,291
==================================================================================================================
Futures and forward contracts and interest
rate and currency swaps:
Credit exposure:
Gross replacement value                                                             $   6,668,826    $   4,723,747
Master netting arrangements                                                            (3,557,323)      (2,505,337)
Collateral                                                                               (146,087)        (148,582)
------------------------------------------------------------------------------------------------------------------
Net replacement value                                                               $   2,965,416    $   2,069,828
==================================================================================================================

------------------------------------------------------------------------------------------------------------------


                                                                                           Total            Total
                                                                                           1996             1995
==================================================================================================================
Option contracts:
Contractual amounts for purchased options:
Exchange traded                                                                     $   1,567,415    $   1,258,028
Over the counter                                                                       27,377,217       25,278,914
------------------------------------------------------------------------------------------------------------------
Total                                                                               $  28,944,632    $  26,536,942
==================================================================================================================
Credit exposure for purchased options:
Gross replacement value                                                             $     820,940    $     705,180
Master netting arrangements                                                              (314,968)        (229,513)
Collateral                                                                                 (3,260)         (16,469)
------------------------------------------------------------------------------------------------------------------
Net replacement value                                                               $     502,712    $     459,198
==================================================================================================================
Contractual amounts for sold options*                                               $  32,378,806    $  28,080,000
==================================================================================================================

* Options obligate AIGTG to buy or sell the underlying item if the option purchaser chooses to exercise. The amounts do not represent credit exposures.

--------------------------------------------------------------------------------
Management's Discussion and Analysis of
Financial Condition and Results of Operations  (CONTINUED)


       AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At December 31, 1996, the counterparty credit quality by derivative product with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:


(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                    Net Replacement Value
                                                       -------------------------------------------
                                                          Futures and Forward
                                                       Contracts and Interest      Over the Counter         Total             Total
                                                       Rate and Currency Swaps    Purchased Options         1996              1995
====================================================================================================================================
Counterparty credit quality:
AAA                                                              $     372,433     $      74,803     $     447,236     $     214,202
AA                                                                     836,465           239,248         1,075,713           906,039
A                                                                    1,049,812            83,520         1,133,332           528,546
BBB                                                                    466,922            51,563           518,485            72,030
Below investment grade                                                  99,234            16,576           115,810            22,653
Not externally rated, including exchange
traded futures and options*                                            140,550            37,002           177,552           785,556
------------------------------------------------------------------------------------------------------------------------------------
Total                                                            $   2,965,416     $     502,712     $   3,468,128     $   2,529,026
====================================================================================================================================

* Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

     At December 31, 1996, the counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:


(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Net Replacement Value
                                                       ----------------------------------------------
                                                          Futures and Forward
                                                        Contracts and Interest      Over the Counter        Total             Total
                                                        Rate and Currency Swaps     Purchased Options       1996              1995
====================================================================================================================================
Non-U.S. banks                                                   $   1,010,612     $     258,787     $   1,269,399     $     834,265
U.S. industrials                                                       744,840            16,794           761,634           340,071
Governmental                                                           120,648               630           121,278           152,058
Non-U.S. financial service companies                                   147,792            38,684           186,476           257,824
Non-U.S. industrials                                                   178,894            13,775           192,669           115,641
U.S. banks                                                             255,290            53,864           309,154           324,915
U.S. financial service companies                                       366,790            83,176           449,966           231,014
Exchanges*                                                             140,550            37,002           177,552           273,238
------------------------------------------------------------------------------------------------------------------------------------
Total                                                            $   2,965,416     $     502,712     $   3,468,128     $   2,529,026
====================================================================================================================================

* Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries


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

     Management of AIG's liquidity profile is designed to ensure that even under adverse conditions AIG is able to raise funds at the most economical cost to fund maturing liabilities and capital and liquidity requirements of its subsidiaries. Sources of funds considered in meeting these objectives include guaranteed investment agreements, issuance of long and short-term debt, maturities and sales of securities available for sale, securities sold under repurchase agreements, trading liabilities, securities and spot commodities sold, not yet purchased, issuance of equity, and cash provided from operations. AIG's strong capital position is integral to managing liquidity, as it enables AIG to raise funds in diverse markets worldwide. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

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

Accounting Standards

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FASB 125). This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfer of financial assets that are sales from transfers that are secured borrowings.

     FASB 125 is effective January 1, 1997 and is to be applied prospectively. AIG is currently assessing the impact of this statement and believes FASB 125 will not have a material impact on AIG's results of operations, financial condition and liquidity.

     Subsequent to June 1996, FASB issued Statement of Financial Accounting Standards No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" (FASB 127). FASB 127 delays the implementation of certain provisions of FASB 125 for one year. AIG will delay implementation with respect to those affected provisions.

     In February 1997, FASB issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FASB 128). This statement simplifies the existing computational guidelines, revises the disclosure requirements and increases earnings per share comparability on an international basis.

     FASB 128 is effective for year end 1997. Although earlier application is not permitted, all prior period information is required to be restated upon adoption.

     In February 1997, the Securities and Exchange Commission (SEC) issued Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments"(FRR No. 48).

     FRR No. 48 amends rules and forms for registrants and requires clarification and expansion of existing disclosures for derivative financial instruments, other financial instruments and derivative commodity instruments, as defined therein. The amendments require enhanced disclosure with respect to these derivative instruments in the footnotes to the financial statements. Additionally, the amendments expand existing disclosure requirements to include quantitative and qualitative discussions with respect to market risk inherent in market risk sensitive instruments such as equity and fixed maturity securities, as well as these derivative instruments. These amendments are designed to provide additional information about market risk sensitive instruments which investors can use to better understand and evaluate market risk exposures of registrants, including AIG. These disclosures will be effective with AIG's reporting during 1997.

--------------------------------------------------------------------------------
ITEM 8.Financial Statements and Supplementary Data

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

--------------------------------------------------------------------------------
                                                                          Page
--------------------------------------------------------------------------------

    Report of Independent Accountants                                     35
    Consolidated Balance Sheet at
       December 31, 1996 and 1995                                         36
    Consolidated Statement of Income for the
       years ended December 31, 1996, 1995
       and 1994                                                           38
    Consolidated Statement of Capital Funds
       for the years ended December 31, 1996,
       1995 and 1994                                                      39
    Consolidated Statement of Cash Flows for
       the years ended December 31, 1996,
       1995 and 1994                                                      40
    Notes to Financial Statements                                         42

    Schedules:
     I--Summary of Investments--Other Than
            Investments in Related
            Parties as of
            December 31, 1996                                            S-1
     II--Condensed Financial Information of
            Registrant as of December 31, 1996
            and 1995 and for the years ended
            December 31, 1996, 1995 and 1994                             S-2
     III--Supplementary Insurance Information as
            of December 31, 1996, 1995 and
            1994 and for the years then ended                            S-4
     IV--Reinsurance as of December 31, 1996,
            1995 and 1994 and for the years
            then ended                                                   S-5


--------------------------------------------------------------------------------
Report of Independent Accountants

The Board of Directors and Shareholders
American International Group, Inc.:

We have audited the consolidated financial statements and the financial statement schedules of American International Group, Inc. and subsidiaries listed in the index on page 34 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the account-ing principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American International Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.








                                                        COOPERS & LYBRAND L.L.P.



New York, New York
February 20, 1997.

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET
                             American International Group, Inc. and Subsidiaries



(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                                 1996              1995
====================================================================================================================================
Assets:
  Investments and cash:
   Fixed maturities:
     Bonds held to maturity, at amortized cost (market value: 1996-$12,865,357;
       1995-$11,822,190)                                                                               $ 12,258,978    $ 11,086,025
     Bonds available for sale, at market value (amortized cost: 1996-$34,243,127;
       1995-$29,417,475)                                                                                35,524,932       30,926,771
     Bonds trading securities, at market value (cost: 1996-$357,023; 1995-$411,245)                        364,069          428,296
     Preferred stocks, at amortized cost (market value: 1996-$591,091; 1995-$620,217)                      477,247          459,505
   Equity securities:
     Common stocks (cost: 1996-$4,993,799; 1995-$4,555,334)                                              5,989,572        5,294,867
     Non-redeemable preferred stocks (cost: 1996-$64,705; 1995-$73,497)                                     76,068           74,454
  Mortgage loans on real estate, policy and collateral loans-net                                         7,876,820        7,860,532
  Financial services assets:
     Flight equipment primarily under operating leases, net of accumulated depreciation
       (1996-$1,465,031; 1995-$1,182,128)                                                               13,808,660       12,442,010
     Securities available for sale, at market value (cost: 1996-$9,775,705;
        1995-$3,930,622)                                                                                 9,785,909        3,931,100
     Trading securities, at market value                                                                 2,357,812        2,641,436
     Spot commodities, at market value                                                                     204,705          383,374
     Unrealized gain on interest rate and currency swaps, options and forward transactions               6,906,012        7,250,954
     Trading assets                                                                                      3,793,433        4,017,735
     Securities purchased under agreements to resell, at contract value                                  1,642,591        2,022,056
  Other invested assets                                                                                  2,915,302        2,808,158
  Short-term investments, at cost which approximates market value                                        2,008,123        2,272,528
  Cash                                                                                                      58,740           88,371
-----------------------------------------------------------------------------------------------------------------------------------
    Total investments and cash                                                                         106,048,973       93,988,172



  Investment income due and accrued                                                                      1,198,348        1,212,948
  Premiums and insurance balances receivable-net                                                         9,617,061        9,410,185
  Reinsurance assets                                                                                    16,526,566       16,878,155
  Deferred policy acquisition costs                                                                      6,471,357        5,767,573
  Investments in partially-owned companies                                                                 951,352          820,781
  Real estate and other fixed assets, net of accumulated depreciation
      (1996-$1,390,225; 1995-$1,303,693)                                                                 2,122,762        1,822,061
  Separate and variable accounts                                                                         3,271,716        2,506,791
  Other assets                                                                                           2,222,867        1,729,732
-----------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                                    $148,431,002     $134,136,398
===================================================================================================================================

See Accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET (CONTINUED)


                             American International Group, Inc. and Subsidiaries


(in thousands, except share amounts)
------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                                 1996               1995
====================================================================================================================================

Liabilities:
  Reserve for losses and loss expenses                                                                $ 33,429,807     $ 33,046,717
  Reserve for unearned premiums                                                                          7,598,928        6,938,064
  Future policy benefits for life and accident and health insurance contracts                           24,002,860       20,864,635
  Policyholders' contract deposits                                                                       9,803,409        9,580,983
  Other policyholders' funds                                                                             2,219,907        2,092,165
  Reserve for commissions, expenses and taxes                                                            1,511,122        1,257,246
  Insurance balances payable                                                                             1,832,649        1,886,403
  Funds held by companies under reinsurance treaties                                                       383,306          344,692
  Income taxes payable:
    Current                                                                                                201,978          325,113
    Deferred                                                                                               586,703          552,144
  Financial services liabilities:
    Borrowings under obligations of guaranteed investment agreements                                     5,723,228        5,423,555
    Securities sold under agreements to repurchase, at contract value                                    3,039,423        1,379,872
    Trading liabilities                                                                                  3,313,508        3,594,249
    Securities and spot commodities sold but not yet purchased, at market value                          1,568,542        1,204,386
    Unrealized loss on interest rate and currency swaps, options and forward transactions                5,414,433        5,890,289
    Deposits due to banks and other depositors                                                           1,206,374          957,441
    Commercial paper                                                                                     2,739,388        1,834,882
    Notes, bonds and loans payable                                                                      12,312,805        9,447,499
  Commercial paper                                                                                       1,758,588        1,331,753
  Notes, bonds, loans and mortgages payable                                                                986,505          467,784
  Separate and variable accounts                                                                         3,271,716        2,506,791
  Other liabilities                                                                                      3,081,599        2,982,632
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                                  125,986,778      113,909,295
------------------------------------------------------------------------------------------------------------------------------------

    Commitments and contingent liabilities

  Preferred shareholders' equity in subsidiary company                                                     400,000          400,000

Capital funds:
  Common stock, $2.50 par value; 1,000,000,000 shares authorized; shares issued
    1996-506,084,172; 1995-506,084,177                                                                   1,265,210        1,265,210
  Additional paid-in capital                                                                               127,415          131,828
  Unrealized appreciation of investments, net of taxes                                                   1,378,318        1,395,064
  Cumulative translation adjustments, net of taxes                                                        (493,218)        (456,072)
  Retained earnings                                                                                     20,420,881       17,697,739
  Treasury stock; 1996-36,643,026; 1995-31,899,951 shares of common stock
    (including 27,817,986 and 27,814,386 shares, respectively, held by subsidiaries)                      (654,382)        (206,666)
------------------------------------------------------------------------------------------------------------------------------------
    Total capital funds                                                                                 22,044,224       19,827,103
------------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and capital funds                                                              $148,431,002     $134,136,398
====================================================================================================================================

See Accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME

                             American International Group, Inc. and Subsidiaries



(in thousands, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                                 1996               1995               1994
====================================================================================================================================
General insurance operations:
  Net premiums written                                                           $ 12,691,679       $ 11,893,022       $ 10,865,753
  Change in unearned premium reserve                                                 (836,864)          (487,291)          (578,922)
------------------------------------------------------------------------------------------------------------------------------------
  Net premiums earned                                                              11,854,815         11,405,731         10,286,831
  Net investment income                                                             1,689,371          1,545,717          1,435,092
  Realized capital gains                                                               64,985             68,075             52,487
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   13,609,171         13,019,523         11,774,410
------------------------------------------------------------------------------------------------------------------------------------
  Losses incurred                                                                   7,278,815          7,071,238          6,645,223
  Loss expenses incurred                                                            1,717,616          1,588,597          1,360,378
  Underwriting expenses (principally policy acquisition costs)                      2,459,440          2,384,313          2,133,713
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   11,455,871         11,044,148         10,139,314
------------------------------------------------------------------------------------------------------------------------------------
  Operating income                                                                  2,153,300          1,975,375          1,635,096
------------------------------------------------------------------------------------------------------------------------------------
Life insurance operations:
  Premium income                                                                    8,978,246          8,038,150          6,724,321
  Net investment income                                                             2,675,881          2,264,905          1,748,428
  Realized capital gains                                                               34,798             32,703             86,706
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   11,688,925         10,335,758          8,559,455
------------------------------------------------------------------------------------------------------------------------------------
  Death and other benefits                                                          3,733,523          3,348,058          2,716,093
  Increase in future policy benefits                                                4,370,055          3,739,976          3,066,468
  Acquisition and insurance expenses                                                2,261,589          2,157,119          1,824,410
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   10,365,167          9,245,153          7,606,971
------------------------------------------------------------------------------------------------------------------------------------
  Operating income                                                                  1,323,758          1,090,605            952,484
------------------------------------------------------------------------------------------------------------------------------------
Agency and service fee operating income                                                52,267             56,909             54,129
------------------------------------------------------------------------------------------------------------------------------------
Financial services operating income                                                   523,906            417,741            404,853
------------------------------------------------------------------------------------------------------------------------------------
Equity in income of minority-owned insurance operations                                99,359             81,722             56,005
------------------------------------------------------------------------------------------------------------------------------------
Other realized capital losses                                                         (11,792)           (28,944)           (52,340)
------------------------------------------------------------------------------------------------------------------------------------
Minority interest                                                                     (43,226)           (36,317)           (29,657)
------------------------------------------------------------------------------------------------------------------------------------
Other income (deductions)-net                                                         (84,350)           (91,208)           (68,591)
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                          4,013,222          3,465,883          2,951,979
------------------------------------------------------------------------------------------------------------------------------------
Income taxes (benefits):
  Current                                                                           1,070,868          1,025,774            836,764
  Deferred                                                                             45,097            (70,274)           (60,300)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    1,115,965            955,500            776,464
Net income                                                                       $  2,897,257       $  2,510,383       $  2,175,515
====================================================================================================================================
Earnings per common share                                                        $       6.15       $       5.30       $       4.58
====================================================================================================================================
Average shares outstanding                                                            471,045            474,022            474,879
====================================================================================================================================

See Accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CAPITAL FUNDS

                             American International Group, Inc. and Subsidiaries

(in thousands, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                                 1996               1995               1994
====================================================================================================================================
Common stock:
  Balance at beginning of year                                                   $  1,265,210       $    843,477       $    843,477
    Stock split effected as dividend                                                       --            421,733                 --
------------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                            1,265,210          1,265,210            843,477
------------------------------------------------------------------------------------------------------------------------------------
Additional paid-in capital:
  Balance at beginning of year                                                        131,828            565,410            572,142
    Deficit of proceeds under cost of common stock issued
      under stock option and stock purchase plans                                     (15,439)           (15,097)            (6,732)
    Stock split effected as dividend                                                       --           (421,733)                --
    Other                                                                              11,026              3,248                 --
------------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                              127,415            131,828            565,410
------------------------------------------------------------------------------------------------------------------------------------
Unrealized appreciation (depreciation) of investments, net of taxes:
  Balance at beginning of year                                                      1,395,064            184,556            922,646
    Changes during year                                                                 8,872          1,809,365         (1,084,566)
    Deferred income tax (expense) benefit on changes                                  (25,618)          (598,857)           346,476
------------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                            1,378,318          1,395,064            184,556
------------------------------------------------------------------------------------------------------------------------------------
Cumulative translation adjustments, net of taxes:
  Balance at beginning of year                                                       (456,072)          (288,074)          (348,186)
    Changes during year                                                               (66,993)          (156,523)            37,089
    Applicable income tax benefit (expense) on changes                                 29,847            (11,475)            23,023
------------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                             (493,218)          (456,072)          (288,074)
------------------------------------------------------------------------------------------------------------------------------------
Retained earnings:
  Balance at beginning of year                                                     17,697,739         15,340,928         13,301,529
    Net income                                                                      2,897,257          2,510,383          2,175,515
    Cash dividends to shareholders:
      Common ($.37, $.32 and $.29 per share, respectively)                           (174,115)          (153,572)          (136,116)
------------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                           20,420,881         17,697,739         15,340,928
------------------------------------------------------------------------------------------------------------------------------------
Treasury stock, at cost:
  Balance at beginning of year                                                       (206,666)          (224,636)           (67,413)
    Cost of shares acquired during year                                              (493,872)           (17,646)          (178,676)
    Issued under stock option and stock purchase plans                                 38,452             35,616             21,453
    Other                                                                               7,704                 --                 --
------------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                             (654,382)          (206,666)          (224,636)
Total capital funds at end of year                                               $ 22,044,224       $ 19,827,103       $ 16,421,661
------------------------------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Financial Statements

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS

                             American International Group, Inc. and Subsidiaries


(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                                    1996             1995              1994
====================================================================================================================================
Summary:
  Net cash provided by operating activities                                          $  9,574,907     $  6,693,625     $  5,388,795
  Net cash used in investing activities                                               (14,455,657)     (11,218,986)      (9,139,291)
  Net cash provided by financing activities                                             4,851,119        4,537,495        3,669,252
------------------------------------------------------------------------------------------------------------------------------------
  Change in cash                                                                          (29,631)          12,134          (81,244)
  Cash at beginning of year                                                                88,371           76,237          157,481
------------------------------------------------------------------------------------------------------------------------------------
  Cash at end of year                                                                $     58,740     $     88,371)    $     76,237
====================================================================================================================================
Cash flows from operating activities:
  Net income                                                                         $  2,897,257     $  2,510,383     $  2,175,515
------------------------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Non-cash revenues, expenses, gains and losses included in income:
   Change in:
     General and life insurance reserves                                                4,130,962        5,182,203        5,426,572
     Premiums and insurance balances receivable and payable-net                          (260,630)        (184,120)        (433,949)
     Reinsurance assets                                                                   351,589         (588,548)        (405,819)
     Deferred policy acquisition costs                                                   (703,784)        (635,328)        (882,836)
     Investment income due and accrued                                                     14,600         (284,997)        (119,683)
     Funds held under reinsurance treaties                                                 38,614          (38,161)         (24,049)
     Other policyholders' funds                                                           127,742          140,807          212,068
     Current and deferred income taxes-net                                                (78,038)        (165,730)           2,050
     Reserve for commissions, expenses and taxes                                          253,876          (61,937)         205,786
     Other assets and liabilities-net                                                    (394,168)         511,489         (123,796)
     Trading assets and liabilities-net                                                   (56,439)          97,985         (881,227)
     Trading securities, at market value                                                  283,624         (157,799)          32,529
     Spot commodities, at market value                                                    178,669          533,459         (152,618)
     Net unrealized gain on interest rate and currency swaps,
       options and forward transactions                                                  (130,914)        (369,372)        (351,173)
   Securities purchased under agreements to resell                                        379,465         (812,653)       1,528,104
   Securities sold under agreements to repurchase                                       1,659,551           37,808         (957,499)
   Securities and spot commodities sold but not yet
   purchased, at market value                                                             364,156          642,399         (420,224)
   Realized capital gains                                                                 (87,992)         (71,834)         (86,853)
   Equity in income of partially-owned companies and other invested assets               (152,946)        (119,116)        (108,378)
   Depreciation expenses, principally flight equipment                                    805,581          734,560          581,930
   Change in cumulative translation adjustments                                           (66,993)        (156,523)          37,089
   Other-net                                                                               21,125          (51,350)         135,256
------------------------------------------------------------------------------------------------------------------------------------
   Total adjustments                                                                    6,677,650        4,183,242        3,213,280
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            $  9,574,907     $  6,693,625     $  5,388,795
====================================================================================================================================

See Accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                                 1996               1995               1994
====================================================================================================================================
Cash flows from investing activities:
   Cost of fixed maturities, at amortized cost matured or redeemed               $  1,626,925       $  1,111,864       $    580,098
   Cost of bonds, at market sold                                                    9,514,381          7,633,674          7,945,587
   Cost of bonds, at market matured or redeemed                                     2,480,629          2,695,319          1,451,753
   Cost of equity securities sold                                                   2,758,264          2,517,697          2,675,545
   Realized capital gains                                                              87,992             71,834             86,853
   Purchases of fixed maturities                                                  (19,511,037)       (16,947,508)       (16,168,618)
   Purchases of equity securities                                                  (3,218,375)        (2,588,994)        (3,518,311)
   Mortgage, policy and collateral loans granted                                   (3,276,378)        (3,488,856)        (2,691,600)
   Repayments of mortgage, policy and collateral loans                              3,260,090            902,378            780,406
   Sales of securities available for sale                                           2,061,776          1,896,109          4,421,682
   Maturities of securities available for sale                                      1,603,215          1,183,742            464,301
   Purchases of securities available for sale                                      (9,530,755)        (3,210,125)        (3,695,670)
   Sales of flight equipment                                                        1,362,632          1,158,151            266,262
   Purchases of flight equipment                                                   (3,254,344)        (3,279,356)        (2,726,791)
   Net additions to real estate and other fixed assets                               (581,221)          (340,563)          (469,759)
   Sales or distributions of other invested assets                                  1,197,620            294,855            370,047
   Investments in other invested assets                                            (1,262,910)          (970,580)          (913,346)
   Change in short-term investments                                                   264,405            194,925          2,081,866
   Investments in partially-owned companies                                           (38,566)           (53,552)           (79,596)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                            $(14,455,657)      $(11,218,986)      $ (9,139,291)
====================================================================================================================================
Cash flows from financing activities:
   Change in policyholders' contract deposits                                    $    222,426       $  3,093,557       $  2,047,587
   Change in deposits due to banks and other depositors                               248,933            301,468             98,601
   Change in commercial paper                                                       1,331,341           (622,924)           640,674
   Proceeds from notes, bonds, loans and mortgages payable                          6,150,471          6,115,546          4,810,073
   Repayments on notes, bonds, loans and mortgages payable                         (2,775,482)        (4,290,938)        (2,427,351)
   Proceeds from guaranteed investment agreements                                   3,583,158          2,940,563          3,650,957
   Maturities of guaranteed investment agreements                                  (3,283,485)        (3,052,326)        (4,851,218)
   Proceeds from subsidiary company preferred stock issued                               (131)           197,144                 --
   Proceeds from common stock issued                                                   23,013             20,519             14,721
   Cash dividends to shareholders                                                    (174,115)          (153,572)          (136,116)
   Acquisition of treasury stock                                                     (493,872)           (17,646)          (178,676)
   Other-net                                                                           18,862              6,104                 --
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        $  4,851,119       $  4,537,495       $  3,669,252
====================================================================================================================================
Taxes paid                                                                       $  1,068,500       $  1,065,700       $    741,900
====================================================================================================================================
Interest paid                                                                    $  1,594,700       $  1,318,700       $  1,055,500
====================================================================================================================================

See Accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of American International Group, Inc. and all significant subsidiaries (AIG). All material intercompany accounts and transactions have been eliminated.

     (B) BASIS OF PRESENTATION: The accompanying financial statements have been prepared on the basis of generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain accounts have been reclassified in the 1995 and 1994 financial statements to conform to their 1996 presentation.

     General Insurance Operations: AIG's general insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance. One or more of these companies is licensed to write substantially all of these lines in all states of the United States and in more than 100 foreign countries. Premiums are earned primarily on a pro rata basis over the term of the related coverage. The reserve for unearned premiums represents the portion of premiums written relating to the unexpired terms of coverage.

     Acquisition costs are deferred and amortized over the period in which the related premiums written are earned. Investment income is not anticipated in the deferral of acquisition costs. (See Note 4.)

     Losses and loss expenses are charged to income as incurred. The reserve for losses and loss expenses represents the accumulation of estimates for reported losses and includes provisions for losses incurred but not reported. The methods of determining such estimates and establishing resulting reserves, including amounts relating to reserves for estimated unrecoverable reinsurance, are continually reviewed and updated. Adjustments resulting therefrom are reflected in income currently. AIG does not discount its loss reserves, other than for minor amounts related to certain workers' compensation claims. (See Note 6.)

     Life Insurance Operations: AIG's life insurance subsidiaries offer a wide range of traditional insurance and financial and investment products. One or more of these subsidiaries is licensed to write life insurance in all states of the United States and in over 70 foreign countries. Traditional products consist of individual and group life, annuity, and accident and health policies. Financial and investment products consist of single premium annuity, variable annuities, guaranteed investment contracts and universal life. Premiums for traditional life insurance products are generally recognized as revenues over the premium paying period of the related policies. Benefits and expenses are provided against such revenues to recognize profits over the estimated life of the policies. Revenues for universal life and investment-type products consist of policy charges for the cost of insurance, administration, and surrenders during the period. Expenses include interest credited to policy account balances and benefit payments made in excess of policy account balances. Investment income reflects certain minor amounts of realized capital gains where the gains are deemed to be an inherent element in pricing certain life products in some foreign countries.

     Policy acquisition costs for traditional life insurance products are generally deferred and amortized over the premium paying period of the policy. Deferred policy acquisition costs and policy initiation costs related to universal life and investment-type products are amortized in relation to expected gross profits over the life of the policies. (See Note 4.)

     The liabilities for future policy benefits and policyholders' contract deposits are established using assumptions described in Note 6.

     Financial Services Operations: AIG participates in the derivatives dealer market conducting, primarily as principal, an interest rate, currency and equity derivative products business. AIG also enters into structured transactions including long-dated forward foreign exchange contracts, option transactions, liquidity facilities and investment agreements and invests in a diversified portfolio of securities.

     AIG engages in market making and trading activities, as principal, in foreign exchange, interest rates, precious and base metals and natural gas and other energy products. AIG owns inventories in the commodities in which it trades and may reduce the exposure to market risk through the use of swaps, forwards, futures and option contracts.

     AIG, as lessor, leases flight equipment principally under operating leases. Accordingly, income is reported over the life of the lease as rentals become receivable under the provisions of the lease or, in the case of leases with varying payments, under the straight-line method over the noncancelable term of the lease. In certain cases, leases provide for additional amounts contingent on usage. AIG is also a remarketer of flight equipment and revenues from such operations consist of net gains on sales of flight equipment, commissions and net gains on disposition of leased flight equipment.

       (C) INVESTMENTS IN FIXED MATURITIES AND EQUITY SECURITIES: Bonds and preferred stocks held to maturity, both of which are principally owned by the insurance subsidiaries, are carried at amortized cost where AIG has the ability and positive intent to hold these securities until maturity. Where AIG may not have the positive intent to hold these securities until maturity, those bonds are considered to be available for sale and carried at current market values. Included in the bonds available for sale are collateralized mortgage obligations
(CMOs). Premiums and discounts arising from the purchase of CMOs are treated as yield adjustments over their estimated life. Bond trading securities are carried at current market values, as it is AIG's intention to sell these securities in the near term. Common and non-redeemable preferred stocks are carried at current market values.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Unrealized gains and losses from investments in equity securities and fixed maturities available for sale are reflected in capital funds currently, net of any related deferred income taxes. Unrealized gains and losses from investments in trading securities are reflected in income currently.

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

     (F) SECURITIES AVAILABLE FOR SALE, AT MARKET VALUE: These securities are held to meet long term investment objectives and are accounted for as available for sale, carried at current market values and recorded on a trade date basis. Unrealized gains and losses from valuing these securities and any related hedges are reflected in capital funds currently, net of any related deferred income taxes.

     (G) TRADING SECURITIES, AT MARKET VALUE: Trading securities are held to meet short term investment objectives, including hedging securities. These securities are recorded on a trade date basis and carried at current market values. Unrealized gains and losses are reflected in income currently.

     (H) SPOT COMMODITIES, AT MARKET VALUE: Spot commodities are carried at current market values and are recorded on a settlement date basis. Unrealized gains and losses are reflected in income currently. The exposure to market risk may be reduced through the use of forwards, futures and option contracts.

     (I) UNREALIZED GAIN AND UNREALIZED LOSS ON INTEREST RATE AND CURRENCY SWAPS, OPTIONS AND FORWARD TRANSACTIONS: Swaps, options and forward transactions are accounted for as contractual commitments recorded on a trade date basis and are carried at current market values or estimated fair values when market values are not available. Unrealized gains and losses are reflected in income currently. Estimated fair values are based on the use of valuation models that utilize, among other things, current interest, foreign exchange and volatility rates. These valuations represent an assessment of the present values of expected future cash flows of these transactions and may include reserves for market risk as deemed appropriate. The portfolio's discounted cash flows are evaluated with reference to current market conditions, maturities within the portfolio and other relevant factors. Based upon this evaluation, it is determined what, if any, offsetting transactions are necessary to reduce the market risk of the portfolio. AIG manages its market risk with a variety of transactions, including swaps, trading securities, futures contracts and other transactions as appropriate. Because of the limited liquidity of some of these instruments, the recorded values of these transactions may be different than the values that might be realized if AIG were to sell or close out the transactions prior to maturity. AIG believes that such differences are not significant to the results of operations, financial condition or liquidity.

     (J) TRADING ASSETS AND TRADING LIABILITIES: Trading assets and trading liabilities include option premiums paid and received and receivables from and payables to counterparties which relate to unrealized gains and losses on futures, forwards and options and balances due from and due to clearing brokers and exchanges.

     Futures, forwards and options purchased and written are accounted for as contractual commitments on a trade date basis and are carried at fair values. Unrealized gains and losses are reflected in income currently. The fair values of futures contracts are based on closing exchange quotations. Commodity forward transactions are carried at fair values derived from dealer quotations and underlying commodity exchange quotations. For long dated forward transactions, where there are no dealer or exchange quotations, fair values are derived using internally developed valuation methodologies based on available market information. Options are carried at fair values based on the use of valuation models that utilize, among other things, current interest or commodity rates and foreign exchange and volatility rates, as applicable.

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     (K) SECURITIES PURCHASED (SOLD) UNDER AGREEMENTS TO RESELL (REPURCHASE), AT CONTRACT VALUE: Purchases of securities under agreements to resell and sales of securities under agreements to repurchase are accounted for as collateralized transactions and are recorded at their contracted resale or repurchase amounts, plus accrued interest. Generally, it is AIG's policy to take possession of or obtain a security interest in securities purchased under agreements to resell.

     AIG minimizes the credit risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring customer credit exposure and collateral value and generally requiring additional collateral to be deposited with AIG when deemed necessary.

     (L) OTHER INVESTED ASSETS: Other invested assets consist primarily of investments in joint ventures and partnerships and other investments not classified elsewhere herein. The joint ventures and partnerships are carried at equity or cost depending on the nature of the invested asset and the ownership percentage thereof. Other investments are carried at cost or market values depending upon the nature of the underlying assets. Unrealized gains and losses from the revaluation of those investments carried at market values are reflected in capital funds, net of any related deferred income taxes.

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

     (N) INVESTMENTS IN PARTIALLY-OWNED COMPANIES: The equity method of accounting is used for AIG's investment in companies in which AIG's ownership interest approximates twenty but is not greater than fifty percent (minority-owned companies). Equity in income of minority-owned insurance operations is presented separately in the consolidated statement of income. Equity in realized capital gains of such companies is included in other realized capital gains (losses). Equity in net income of other unconsolidated companies is principally included in other income (deductions)-net. At December 31, 1996, AIG's significant investments in partially-owned companies included its 49.1 percent interest in Transatlantic Holdings, Inc. (Transatlantic), which derives approximately 20 percent of its assumed reinsurance from AIG subsidiaries; its
19.9 percent interest in Richmond Insurance Company; its 23.9 percent interest in SELIC Holdings, Ltd; and its 24.4 percent interest in IPC Holdings, Ltd. This balance sheet caption also includes investments in less significant partially-owned companies and in certain minor majority-owned subsidiaries. At December 31, 1996, the market value of AIG's investment in Transatlantic exceeded its carrying value by approximately $320.4 million.

     (O) REAL ESTATE AND OTHER FIXED ASSETS: The costs of buildings and furniture and equipment are depreciated principally on a straight-line basis over their estimated useful lives (maximum of 40 years for buildings and 10 years for furniture and equipment). Expenditures for maintenance and repairs are charged to income as incurred; expenditures for betterments are capitalized anddepreciated.

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

     (Q) SECURITIES AND SPOT COMMODITIES SOLD BUT NOT YET PURCHASED, AT MARKET
VALUE: Securities and spot commodities sold but not yet purchased represent sales of securities and spot commodities not owned at the time of sale. Securities are recorded on a trade date basis and are carried at current market values. Spot commodities are carried at current market values based upon current commodity prices. Unrealized gains and losses are reflected in income currently.

     (R) PREFERRED SHAREHOLDERS' EQUITY IN SUBSIDIARY COMPANY: Preferred shareholders' equity in subsidiary company relates to outstanding market auction preferred stock of International Lease Finance Corporation (ILFC), a wholly owned subsidiary of AIG.

     (S) TRANSLATION OF FOREIGN CURRENCIES: Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" (FASB 52). Under FASB 52, functional currency assets and liabilities are translated into U.S. dollars generally using current rates of exchange and the related translation adjustments are recorded as a separate component of capital funds net of any related taxes. Functional currencies are generally the currencies of the local operating environment. Income statement accounts expressed in functional currencies are translated using average exchange rates. The adjustments resulting from translation of financial statements of foreign entities operating in highly inflationary economies are recorded in income. Exchange gains and losses resulting from foreign currency transactions are also recorded in income currently. The exchange gain or loss with respect to utilization of foreign exchange hedging instruments is recorded as a component of capital funds.

     (T) INCOME TAXES: Deferred federal and foreign income taxes are provided for temporary differences for the expected future tax consequences of events that have been recognized in AIG's financial statements or tax returns.

     (U) EARNINGS PER SHARE: Earnings per common share are based on the weighted average number of common shares outstanding, retroactively adjusted to reflect all stock dividends

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

and stock splits. The effect of all other common stock equivalents is not significant for any period presented.

     (V) ACCOUNTING STANDARDS: In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FASB 125). This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfer of financial assets that are sales from transfers that are secured borrowings.

     FASB 125 is effective January 1, 1997 and is to be applied prospectively. AIG is currently assessing the impact of this statement and believes FASB 125 will not have a material impact on AIG's results of operations, financial condition and liquidity.

     Subsequent to June 1996, FASB issued Statement of Financial Accounting Standards No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" (FASB 127). FASB 127 delays the implementation of certain provisions of FASB 125 for one year. AIG will delay implementation with respect to those affected provisions.

     In February 1997, FASB issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FASB 128). This statement simplifies the existing computational guidelines, revises the disclosure requirements and increases earnings per share comparability on an international basis.

     FASB 128 is effective for year end 1997. Although earlier application is not permitted, all prior period information is required to be restated upon adoption.

     In February 1997, the Securities and Exchange Commission (SEC) issued Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments"(FRR No. 48).

     FRR No. 48 amends rules and forms for registrants and requires clarification and expansion of existing disclosures for derivative financial instruments, other financial instruments and derivative commodity instruments, as defined therein. The amendments require enhanced disclosure with respect to these derivative instruments in the footnotes to the financial statements. Additionally, the amendments expand existing disclosure requirements to include quantitative and qualitative discussions with respect to market risk inherent in market risk sensitive instruments such as equity and fixed maturity securities, as well as these derivative instruments. These amendments are designed to provide additional information about market risk sensitive instruments which investors can use to better understand and evaluate market risk exposures of registrants, including AIG. These disclosures will be effective with AIG's reporting during 1997.

2. FOREIGN OPERATIONS

Certain subsidiaries operate solely outside of the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written and/or investment and non-insurance related operations are located. In addition, certain of AIG's domestic subsidiaries have branch and/or subsidiary operations and substantial assets and liabilities in foreign countries. Certain countries have restrictions on the conversions of funds which generally cause a delay in the outward remittance of such funds. Approximately 38 percent and 37 percent of consolidated assets at December 31, 1996 and 1995, respectively, and 53 percent of revenues for each of the years ended December 31, 1996, 1995 and 1994, respectively, were located in or derived from foreign countries (other than Canada). (See Note 18.)

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

     Foreign income not expected to be taxed in the United States has arisen because AIG's foreign subsidiaries were generally not subject to U.S. income taxes on income earned prior to January 1, 1987. Such income would become subject to U.S. income taxes at current tax rates if remitted to the United States or if other events occur which would make these amounts currently taxable. The cumulative amount of undistributed earnings of AIG's foreign subsidiaries currently not subject to U.S. income taxes was approximately $3.1 billion at December 31, 1996. Management presently has no intention of subjecting these accumulated earnings to material U.S. income taxes and no provision has been made in the accompanying financial statements for such taxes.

     Income taxes paid in 1996, 1995 and 1994 amounted to $1,068,500,000, $1,065,700,000 and $741,900,000, respectively.

     The Uruguay Round of the General Agreement on Tariffs and Trade Agreements Act (GATT), which was approved in 1994, contains several revenue raising provisions. One of GATT's funding measures requires AIG to include, in its estimated tax payments, income taxes resulting from the Subpart F income of foreign subsidiaries. Previously, payment was required when the return was filed.

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. FEDERAL INCOME TAXES (continued)

     During 1994, the Internal Revenue Service issued Treasury Regulations that affect the tax accounting method for companies which enter into hedging transactions. The effect of these Regulations was to accelerate the timing of AIG's income tax payments.

     (b) The U.S. Federal income tax rate is 35 percent for 1996, 1995 and 1994. Actual tax expense on income differs from the "expected" amount computed by applying the Federal income tax rate because of the following:

(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                    1996                         1995                        1994
                                                 -------------------------     ------------------------    -------------------------
                                                                  PERCENT                       Percent                      Percent
                                                               OF PRE-TAX                    of pre-tax                   of pre-tax
                                                     AMOUNT        INCOME         Amount         income        Amount         income
====================================================================================================================================
"Expected" tax expense                           $1,404,627          35.0%    $1,213,059          35.0%    $1,033,193          35.0%
Adjustments:
  Tax exempt interest                              (278,545)         (6.9)      (274,090)         (7.9)      (260,146)         (8.8)
  Dividends received deduction                      (23,790)         (0.6)       (18,583)         (0.5)       (12,326)         (0.4)
  State income taxes                                 46,925           1.2         48,579           1.4         36,025           1.2
  Foreign income not expected to be
  taxed in the U.S., less foreign income taxes       (6,619)         (0.2)        (5,010)         (0.1)         4,708           0.2
  Other                                             (26,633)         (0.7)        (8,455)         (0.3)       (24,990)         (0.9)
-----------------------------------------------------------------------------------------------------------------------------------
Actual tax expense                               $1,115,965          27.8%    $  955,500          27.6%    $  776,464          26.3%
====================================================================================================================================
Foreign and domestic components of
  actual tax expense:
  Foreign:
  Current                                        $  391,791                   $  341,998                   $  244,405
  Deferred                                           (1,333)                      45,685                       38,625
  Domestic*:
  Current                                           679,077                      683,776                      592,359
  Deferred                                           46,430                     (115,959)                     (98,925)
-----------------------------------------------------------------------------------------------------------------------------------
Total                                            $1,115,965                   $  955,500                   $  776,464
====================================================================================================================================

* Including U.S. tax on foreign income.


     (c) The components of the net deferred tax liability as of December 31, 1996 and December 31, 1995 were as follows:

(in Thousands)
--------------------------------------------------------------------------------
                                                        1996            1995
================================================================================
  Deferred tax assets:
  Loss reserve discount                           $1,236,858      $1,266,292
  Unearned premium reserve reduction                 312,819         271,119
  Accruals not currently deductible                  385,892         392,192
  Adjustment to life policy reserves                 638,702         506,896
  Cumulative translation adjustment                   50,152          16,509
  Other                                                9,122          28,136
--------------------------------------------------------------------------------
                                                   2,633,545       2,481,144
--------------------------------------------------------------------------------
Deferred tax liabilities:
  Deferred policy acquisition costs                1,338,501       1,213,557
  Financial service products
    mark to market differential                      153,265         175,952
  Depreciation of flight equipment                   819,375         669,742
  Acquisition net asset basis adjustments            175,698         225,081
  Unrealized appreciation of investments             681,705         656,572
  Other                                               51,704          92,384
--------------------------------------------------------------------------------
                                                   3,220,248       3,033,288
--------------------------------------------------------------------------------
Net deferred tax liability                        $  586,703      $  552,144
================================================================================

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

4. DEFERRED POLICY ACQUISITION COSTS

The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to income for general and life insurance operations, excluding certain amounts deferred and amortized in the same period:

(in Thousands)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                         1996           1995        1994
================================================================================
General insurance operations:
  Balance at beginning of year            $1,289,788    $1,179,494    $1,009,545
--------------------------------------------------------------------------------
  Acquisition costs deferred
    Commissions                              591,708       570,180       602,014
    Other                                    714,491       648,154       523,246
--------------------------------------------------------------------------------
                                           1,306,199     1,218,334     1,125,260
--------------------------------------------------------------------------------
  Amortization charged to income
    Commissions                              557,092       590,415       469,181
    Other                                    623,046       517,625       486,130
--------------------------------------------------------------------------------
                                           1,180,138     1,108,040       955,311
--------------------------------------------------------------------------------
  Balance at end of year                  $1,415,849    $1,289,788    $1,179,494
================================================================================
Life insurance operations:
  Balance at beginning of year            $4,477,785    $3,952,751    $3,239,864
--------------------------------------------------------------------------------
  Acquisition costs deferred
    Commissions                              941,491       819,596       741,532
    Other                                    400,319       387,438       337,066
--------------------------------------------------------------------------------
                                           1,341,810     1,207,034     1,078,598
--------------------------------------------------------------------------------
  Amortization charged to income
    Commissions                              426,569       426,456       368,448
    Other                                    201,145       194,031       168,916
--------------------------------------------------------------------------------
                                             627,714       620,487       537,364
--------------------------------------------------------------------------------
  (Decrease) increase due to
    foreign exchange                        (136,373)      (61,513)      171,653
--------------------------------------------------------------------------------
  Balance at end of year                  $5,055,508    $4,477,785    $3,952,751
================================================================================
Total deferred policy acquisition costs   $6,471,357    $5,767,573    $5,132,245
================================================================================

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

     General insurance premiums written and earned were comprised of the following:

(in thousands)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                           WRITTEN            EARNED
================================================================================
1996
Gross premiums                                 $18,319,132       $17,579,868
Ceded premiums                                  (5,627,453)       (5,725,053)
--------------------------------------------------------------------------------
Net premiums                                   $12,691,679       $11,854,815
================================================================================
1995
Gross premiums                                 $17,895,120       $17,243,829
Ceded premiums                                  (6,002,098)       (5,838,098)
--------------------------------------------------------------------------------
Net premiums                                   $11,893,022       $11,405,731
================================================================================
1994
Gross premiums                                 $16,392,409       $15,665,787
Ceded premiums                                  (5,526,656)       (5,378,956)
--------------------------------------------------------------------------------
Net premiums                                   $10,865,753       $10,286,831
================================================================================

     In the normal course of their operations, certain AIG subsidiaries are provided reinsurance coverages from AIG's minority-owned reinsurance companies. During 1996, 1995 and 1994, the premiums written which were ceded to Transatlantic amounted to $232,000,000, $189,000,000 and $200,000,000, respectively.

     For the years ended December 31, 1996, 1995 and 1994, reinsurance recoveries, which reduced loss and loss expenses incurred, amounted to $5.07 billion, $5.14 billion and $4.84 billion, respectively.

     Life insurance net premium income was comprised of the following:

(in thousands)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                 1996           1995            1994
================================================================================
Gross premium income               $9,239,388     $8,245,422      $6,886,249
Ceded premiums                       (261,142)      (207,272)       (161,928)
--------------------------------------------------------------------------------
Net premium income                 $8,978,246     $8,038,150      $6,724,321
================================================================================

     Life insurance recoveries, which reduced death and other benefits, approximated $113.5 million, $111.4 million and $96.0 million, respectively, for the years ended December 31, 1996, 1995 and 1994.

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

--------------------------------------------------------------------------------
Notes to Financial Statements  (CONTINUED)

5. REINSURANCE (continued)

     Life insurance ceded to other insurance companies was as follows:

(in Thousands)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,               1996             1995            1994
================================================================================
Life insurance in-force         $36,887,659      $34,779,331     $30,184,126
================================================================================

     Life insurance assumed represented 0.2 percent of gross life insurance in-force at December 31, 1996 and 0.1 percent for 1995 and 1994, and life insurance premium income assumed represented 0.1 percent of gross premium income for each of the periods ended December 31, 1996, 1995 and 1994.

     Supplemental information for gross loss and benefit reserves net of ceded reinsurance at December 31, 1996 and 1995 follows:

(in thousands)
--------------------------------------------------------------------------------
                                                         AS           NET OF
                                                   REPORTED      REINSURANCE
================================================================================
DECEMBER 31, 1996
Reserve for losses and loss expenses               $(33,429,807)   $(20,407,307)
Future policy benefits for life and accident
  and health insurance contracts                    (24,002,860)    (23,858,860)
Premiums and insurance balances
  receivable-net                                      9,617,061      11,442,791
Funds held under reinsurance treaties                      --            74,236
Reserve for unearned premiums                        (7,598,928)     (6,138,828)
Reinsurance assets                                   16,526,566            --
===============================================================================
December 31, 1995
Reserve for losses and loss expenses               $(33,046,717)   $(19,692,817)
Future policy benefits for life and accident
  and health insurance contracts                    (20,864,635)    (20,728,035)
Premiums and insurance balances
  receivable-net                                      9,410,185      11,150,516
Funds held under reinsurance treaties                      --            89,624
Reserve for unearned premiums                        (6,938,064)     (5,380,364)
Reinsurance assets                                   16,878,155            --
===============================================================================

6. RESERVE FOR LOSSES AND LOSS EXPENSES AND FUTURE LIFE POLICY BENEFITS AND POLICYHOLDERS' CONTRACT DEPOSITS

(a) The following analysis provides a reconciliation of the activity in the reserve for losses and loss expenses:

(in thousands)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                    1996           1995            1994
================================================================================
At beginning of year:
  Reserve for losses and
    loss expenses                   $ 33,046,700   $ 31,435,400    $ 30,046,200
  Reinsurance recoverable            (13,353,900)   (13,016,500)    (12,489,200)
-------------------------------------------------------------------------------
                                      19,692,800     18,418,900      17,557,000
--------------------------------------------------------------------------------
Losses and loss expenses incurred:
  Current year                         9,272,400      8,935,400       8,158,400
  Prior year                            (276,000)      (275,600)       (152,800)
-------------------------------------------------------------------------------
Total                                  8,996,400      8,659,800       8,005,600
===============================================================================
Losses and loss expenses paid:
  Current year                         3,000,500      2,610,900       1,997,400
  Prior year                           5,281,400      4,775,000       5,146,300
-------------------------------------------------------------------------------
Total                                  8,281,900      7,385,900       7,143,700
===============================================================================
At end of year:
  Net reserve for losses and
    loss expenses                     20,407,300     19,692,800      18,418,900
  Reinsurance recoverable             13,022,500     13,353,900      13,016,500
-------------------------------------------------------------------------------
Total                               $ 33,429,800   $ 33,046,700    $ 31,435,400
===============================================================================

     (b) The analysis of the future policy benefits and policyholders' contract deposits liabilities as at December 31, 1996 and 1995 follows:

(in thousands)
--------------------------------------------------------------------------------
                                                            1996            1995
================================================================================
Future policy benefits:
  Long duration contracts                            $23,382,945     $20,281,527
  Short duration contracts                               619,915         583,108
--------------------------------------------------------------------------------
Total                                                $24,002,860     $20,864,635
================================================================================
Policyholders' contract deposits:
  Annuities                                          $ 4,138,141     $ 3,617,579
  Guaranteed investments contracts (GICs)              2,329,558       1,694,030
  Corporate-owned life insurance                       2,323,788       3,204,913
  Universal life                                         480,720         473,400
  Other investment contracts                             531,202         591,061
--------------------------------------------------------------------------------
Total                                                $ 9,803,409     $ 9,580,983
================================================================================

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

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

6. RESERVE FOR LOSSES AND LOSS EXPENSES AND FUTURE LIFE POLICY BENEFITS AND POLICYHOLDERS' CONTRACT DEPOSITS (continued)

     (ii) Mortality and surrender rates are based upon actual experience by geographical area modified to allow for variations in policy form. The weighted average lapse rate, including surrenders, for individual and group life approximated 8.1 percent.

     (iii) The portions of current and prior net income and of current unrealized appreciation of investments that can inure to the benefit of AIG are restricted in some cases by the insurance contracts and by the local insurance regulations of the countries in which the policies are in force.

     (iv) Participating life business represented approximately 31 percent of the gross insurance in-force at December 31, 1996 and 49 percent of gross premium income in 1996. The amount of dividends to be paid is determined annually by the Boards of Directors. Anticipated dividends are considered as a planned contractual benefit in computing the value of future policy benefits and are provided ratably over the premium-paying period of the contracts.

     (d) The liability for policyholders' contract deposits has been established based on the following assumptions:

     (i) Interest rates credited on deferred annuities vary by year of issuance and range from 3.0 percent to 8.0 percent. Credited interest rate guarantees are generally for a period of one year. Withdrawal charges generally range from 6.0 percent to 10.0 percent grading to zero over a period of 6 to 10 years.

     (ii) Domestically, GICs have market value withdrawal provisions for any funds withdrawn other than benefit responsive payments. Interest rates credited generally range from 4.7 percent to 8.1 percent and maturities range from 2 to 7 years. Overseas, primarily in the United Kingdom, GIC type contracts are credited at rates ranging from 4.4 percent to 6.2 percent with guarantees generally being one year. Contracts in other foreign locations have interest rates, maturities and withdrawal charges based upon local economic and regulatory conditions.

     (iii) Interest rates on corporate-owned life insurance business are guaranteed at 4.0 percent and the weighted average rate credited in 1996 was 9.4 percent.

     (iv) The universal life funds have credited interest rates of 4.5 percent to 7.5 percent and guarantees ranging from 3.5 percent to 5.5 percent depending on the year of issue. Additionally, universal life funds are subject to surrender charges that amount to 10.0 percent of the fund balance grading to zero over a period not longer than 20 years.

     (e) Experience adjustments, relating to future policy benefits and policyholders' contract deposits, vary according to the type of contract and the territory in which the policy is in force. In general terms, investments, mortality and morbidity results may be passed through by experience credits or as an adjustment to the premium mechanism, subject to local regulatory guidance.

7. STATUTORY FINANCIAL DATA

Statutory surplus and net income for general insurance and life insurance operations as reported to regulatory authorities were as follows:

(in thousands)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                 1996           1995            1994
================================================================================
Statutory surplus:
  General insurance                    $12,311,358    $11,142,956    $ 9,521,550
  Life insurance                         5,541,910      4,788,833      3,834,269
Statutory net income
  (including net realized
  capital gains and losses):
  General insurance                      1,727,286      1,499,345      1,304,022
  Life insurance                           851,382        681,189        730,170
================================================================================

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

8. INVESTMENT INFORMATION

(A) STATUTORY DEPOSITS: Cash and securities with carrying values of $3.94 billion and $3.65 billion were deposited by AIG's subsidiaries under requirements of regulatory authorities as of December 31, 1996 and 1995, respectively.

     (B) NET INVESTMENT INCOME: An analysis of the net investment income from the general and life insurance operations follows:

(in thousands)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                        1996          1995          1994
================================================================================
General insurance:
  Fixed maturities                        $1,391,580    $1,323,180    $1,198,432
  Equity securities                           75,228        53,052        90,773
  Short-term investments                      39,082        44,615        48,023
  Other (net of interest
    expense on funds held)                   253,032       199,563       158,718
--------------------------------------------------------------------------------
  Total investment income                  1,758,922     1,620,410     1,495,946
  Investment expenses                         69,551        74,693        60,854
--------------------------------------------------------------------------------
Net investment income                     $1,689,371    $1,545,717    $1,435,092
================================================================================
Life insurance:
  Fixed maturities                        $1,773,211    $1,517,990    $1,194,686
  Equity securities                           86,850        70,794        58,017
  Short-term investments                      62,268        67,218        92,484
  Interest on mortgage, policy
    and collateral loans                     678,476       605,251       369,935
Other                                        193,614       105,119       119,769
--------------------------------------------------------------------------------
  Total investment income                  2,794,419     2,366,372     1,834,891
  Investment expenses                        118,538       101,467        86,463
--------------------------------------------------------------------------------
Net investment income                     $2,675,881    $2,264,905    $1,748,428
================================================================================

--------------------------------------------------------------------------------
Notes to Financial Statements  (CONTINUED)

8. INVESTMENT INFORMATION (continued)

     (C) INVESTMENT GAINS AND LOSSES: The realized capital gains (losses) and increase (decrease) in unrealized appreciation of investments for 1996, 1995 and 1994 were as follows:

(in thousands)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                 1996           1995            1994
================================================================================
Realized capital gains (losses)
  on investments:
    Fixed maturities(a)               $   (32,600)   $    54,293    $  (116,903)
    Equity securities                     156,839         69,639        223,603
    Other                                 (36,248)       (52,098)       (19,847)
-------------------------------------------------------------------------------
Realized capital gains                $    87,991    $    71,834    $    86,853
===============================================================================
Increase (decrease) in unrealized
  appreciation of investments:
    Fixed maturities                  $  (227,491)   $ 1,905,315    $(1,357,521)
    Equity securities                     266,648        335,006       (254,518)
    Other(b)                              (30,285)      (430,956)       527,473)
-------------------------------------------------------------------------------
Increase (decrease) in unrealized
  appreciation                        $     8,872    $ 1,809,365    $(1,084,566)
===============================================================================

(a) The realized gains (losses) resulted from the sale of available for sale fixed maturities.

(b) Includes $51.2 million increase, $480.9 million increase and $440.5 million decrease in unrealized appreciation attributable to participating policyholders at December 31, 1996, 1995 and 1994, respectively.

     The gross gains and gross losses realized on the disposition of available for sale securities for 1996, 1995 and 1994 follow:

(in thousands)
--------------------------------------------------------------------------------
                                                              GROSS        GROSS
                                                           REALIZED     REALIZED
                                                              GAINS       LOSSES
================================================================================
1996
Bonds                                                      $ 55,031     $ 80,337
Common Stocks                                               353,865      200,837
Preferred Stocks                                              4,304          493
Financial services securities available for sale              6,668          932
--------------------------------------------------------------------------------
Total                                                      $419,868     $282,599
--------------------------------------------------------------------------------
1995
Bonds                                                      $ 60,205     $ 42,633
Common Stocks                                               276,036      215,162
Preferred Stocks                                             10,189        1,510
Financial services securities available for sale              8,244          799
--------------------------------------------------------------------------------
Total                                                      $354,674     $260,104
================================================================================
1994
Bonds                                                      $ 50,416     $139,224
Common Stocks                                               302,318       92,257
Preferred Stocks                                             13,911          369
Financial services securities available for sale             41,029        8,334
--------------------------------------------------------------------------------
Total                                                      $407,674     $240,184
================================================================================

     (D) MARKET VALUE OF FIXED MATURITIES AND UNREALIZED APPRECIATION OF
INVESTMENTS: At December 31, 1996 and 1995, the balance of the unrealized appreciation of investments in equity securities (before applicable taxes) included gross gains of approximately $1,683,000,000 and $1,286,600,000 and gross losses of approximately $675,800,000 and $546,100,000, respectively.

     The deferred tax payable related to the net unrealized appreciation of investments was $681,705,000 at December 31, 1996 and $656,572,000 at December 31, 1995.

     The amortized cost and estimated market value of investments in fixed maturities carried at amortized cost at December 31, 1996 and December 31, 1995 were as follows:

(in thousands)
--------------------------------------------------------------------------------
                                               GROSS         GROSS     ESTIMATED
                             AMORTIZED    UNREALIZED    UNREALIZED        MARKET
                                  COST         GAINS        LOSSES         VALUE
--------------------------------------------------------------------------------
1996
Fixed maturities held to
  maturity:
  Bonds:
    U.S. Government(a)     $     5,500   $       368   $        57   $     5,811
    States(b)               12,251,042       613,340         7,279    12,857,103
    Foreign governments            937             2          --             939
    All other corporate          1,499             5          --           1,504
--------------------------------------------------------------------------------
Total bonds                 12,258,978       613,715         7,336    12,865,357
Preferred stocks               477,247       114,088           244       591,091
--------------------------------------------------------------------------------
Total fixed maturities     $12,736,225   $   727,803   $     7,580   $13,456,448
================================================================================
1995
Fixed maturities held to
  maturity:
    Bonds:
    U.S. Government(a)     $     4,908   $       604   $         5   $     5,507
    States(b)               11,078,968       743,726         8,144    11,814,550
    Foreign governments            124             9          --             133
    All other corporate          2,025          --              25         2,000
--------------------------------------------------------------------------------
Total bonds                 11,086,025       744,339         8,174    11,822,190
Preferred stocks               459,505       160,956           244       620,217
--------------------------------------------------------------------------------
Total fixed maturities     $11,545,530   $   905,295   $     8,418   $12,442,407
================================================================================

(a)        Including U.S. Government agencies and authorities.

(b)        Including municipalities and political subdivisions.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

8. INVESTMENT INFORMATION (continued)

       The amortized cost and estimated market value of bonds available for sale and carried at market value at December 31, 1996 and 1995 were as follows:

(in thousands)
--------------------------------------------------------------------------------
                                                GROSS        GROSS     ESTIMATED
                               AMORTIZED   UNREALIZED   UNREALIZED        MARKET
                                    COST        GAINS       LOSSES         VALUE
================================================================================
1996
Fixed maturities available
  for sale:
  Bonds:
    U.S. Government(a)       $ 1,520,202   $    74,112   $  24,023   $ 1,570,291
    States(b)                  5,430,777       216,421      13,046     5,634,152
    Foreign governments        8,487,838       402,373       4,722     8,885,489
    All other corporate       18,804,310       681,513      50,823    19,435,000
--------------------------------------------------------------------------------
Total bonds                  $34,243,127   $ 1,374,419   $  92,614   $35,524,932
================================================================================
1995
Fixed maturities available
  for sale:
  Bonds:
    U.S. Government(a)       $ 1,380,182   $   121,977   $   1,426   $ 1,500,733
    States(b)                  5,232,316       277,086       3,275     5,506,127
    Foreign governments        7,255,915       343,931       8,642     7,591,204
    All other corporate       15,549,062       852,878      73,233    16,328,707
--------------------------------------------------------------------------------
Total bonds                  $29,417,475   $ 1,595,872   $  86,576   $30,926,771
================================================================================

(a)  Including U.S. Government agencies and authorities.

(b)  Including municipalities and political subdivisions.

     The amortized cost and estimated market values of fixed maturities held to maturity and fixed maturities available for sale at December 31, 1996, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

(in thousands)
--------------------------------------------------------------------------------
                                                                       ESTIMATED
                                                       AMORTIZED          MARKET
                                                            COST           VALUE
================================================================================
Fixed maturities held to maturity:
Due in one year or less                              $   631,362     $   660,592
Due after one year through five years                  2,061,784       2,209,372
Due after five years through ten years                 2,762,501       2,948,242
Due after ten years                                    7,280,578       7,638,242
--------------------------------------------------------------------------------
Total held to maturity                               $12,736,225     $13,456,448
================================================================================
Fixed maturities available for sale:
Due in one year or less                              $ 2,681,882     $ 2,718,066
Due after one year through five years                 12,399,317      12,793,660
Due after five years through ten years                11,978,014      12,559,314
Due after ten years                                    7,183,914       7,453,892
--------------------------------------------------------------------------------
Total available for sale                             $34,243,127     $35,524,932
================================================================================

     (E) SECURITIES AVAILABLE FOR SALE: AIGFP follows a policy of minimizing interest rate, equity and currency risks associated with securities available for sale by entering into swap or other transactions. In addition, to reduce its credit risk, AIGFP has entered into credit derivative transactions with respect to $2.40 billion of securities available for sale. At December 31, 1996, the cumulative increase in carrying value of the securities available for sale and related hedges as a result of marking to market such securities net of hedging transactions was $10.2 million.

     The amortized cost, related hedges and estimated market value of securities available for sale and carried at market value at December 31, 1996 and 1995 were as follows:

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        UNREALIZED
                                                                                                             GAINS
                                                                           GROSS           GROSS    (LOSSES) - NET         ESTIMATED
                                                      AMORTIZED       UNREALIZED      UNREALIZED        ON HEDGING           MARKET
                                                           COST            GAINS          LOSSES      TRANSACTIONS             VALUE
====================================================================================================================================
1996
Securities available for sale:
  Corporate and bank debt                            $4,800,081       $   69,294       $   20,140       $  (45,385)       $4,803,850
  Foreign government obligations                      2,252,477          159,484           64,710          (88,683)        2,258,568
  Asset-backed and collateralized                     1,666,894           54,754            4,043          (50,268)        1,667,337
  Preferred stocks                                      553,050            2,947            2,719              (30)          553,248
  U.S. Government obligations                           503,203            1,877            2,865              691           502,906
------------------------------------------------------------------------------------------------------------------------------------
Total                                                $9,775,705       $  288,356       $   94,477       $ (183,675)       $9,785,909
====================================================================================================================================
1995
Securities available for sale:
  Corporate and bank debt                            $1,248,881       $   33,801       $    1,590       $  (31,410)       $1,249,682
  Foreign government obligations                      1,152,656           33,475           75,878           43,381         1,153,634
  Asset-backed and collateralized                       631,574            7,007            2,156           (5,074)          631,351
  Preferred stocks                                      453,870            3,462            3,363               16           453,985
  U.S. Government obligations                           443,641           48,906              773          (49,326)          442,448
------------------------------------------------------------------------------------------------------------------------------------
Total                                                $3,930,622       $  126,651       $   83,760       $  (42,413)       $3,931,100
====================================================================================================================================

--------------------------------------------------------------------------------
Notes to Financial Statements  (CONTINUED)

8. INVESTMENT INFORMATION (continued)

     The amortized cost and estimated market values of securities available for sale at December 31, 1996, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

(in thousands)
--------------------------------------------------------------------------------
                                                                       ESTIMATED
                                                       AMORTIZED          MARKET
                                                            COST           VALUE
================================================================================
Securities available for sale:
Due in one year or less                               $3,073,563      $3,073,603
Due after one year through five years                  3,160,001       3,168,307
Due after five years through ten years                 1,611,692       1,613,278
Due after ten years                                      263,555         263,384
Asset-backed and collateralized                        1,666,894       1,667,337
--------------------------------------------------------------------------------
Total available for sale                              $9,775,705      $9,785,909
================================================================================

     (F) CMOS: At December 31, 1996, CMOs, held by AIG's life companies, were presented as a component of bonds available for sale, at market value. All of the CMOs were investment grade and approximately 72 percent of the CMOs were backed by various U.S. government agencies. The remaining 28 percent were corporate issuances.

     At December 31, 1996 and 1995, the market value of the CMO portfolio was $2.24 billion; the amortized cost was approximately $2.18 billion in 1996 and $2.12 billion in 1995. AIG's CMO portfolio is readily marketable. There were no derivative (high risk) CMO securities contained in this portfolio at December 31, 1996 and 1995.

     The distribution of the CMOs at December 31, 1996 and 1995 was as follows:

--------------------------------------------------------------------------------
                                                       1996                1995
================================================================================
GNMA                                                     25%                 31%
FHLMC                                                    23                  23
FNMA                                                     20                  20
VA                                                        4                   5
Other                                                    28                  21
-------------------------------------------------------------------------------
                                                        100%                100%
===============================================================================

     At December 31, 1996, the gross weighted average coupon of this portfolio was 7.4 percent. The gross weighted average life of this portfolio was 6.3 years.

     (G) FIXED MATURITIES BELOW INVESTMENT GRADE: At December 31, 1996, the fixed maturities and securities available for sale held by AIG that were below investment grade were insignificant.

     (H) At December 31, 1996, non-income producing invested assets were insignificant.

9. DEBT OUTSTANDING

At December 31, 1996, AIG's debt outstanding of $23.52 billion, shown below, included borrowings of $20.10 billion which were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements
(GIAs) or matched notes and bonds payable.

(in thousands)
================================================================================
Borrowings under Obligations of
  GIAs-- AIGFP                                                       $ 5,723,228
--------------------------------------------------------------------------------
Commercial Paper:
  AIG Funding Inc. (Funding)                                           1,018,510
  ILFC(a)                                                              2,739,388
  A.I. Credit Corp. (AICCO)                                              740,078
--------------------------------------------------------------------------------
  Total                                                                4,497,976
--------------------------------------------------------------------------------
Medium Term Notes:
  ILFC(a)                                                              2,551,485
  AIG                                                                    140,000
--------------------------------------------------------------------------------
  Total                                                                2,691,485
--------------------------------------------------------------------------------
Notes and Bonds Payable:
  ILFC(a)                                                              3,500,000
  AIGFP                                                                5,243,042
  AIGTG                                                                   10,442
  AIG: Lire bonds                                                        159,067
    Zero coupon notes                                                     81,761
--------------------------------------------------------------------------------
Total                                                                  8,994,312
--------------------------------------------------------------------------------
Loans and Mortgages Payable:
  ILFC(a) (b)                                                          1,007,836
  AIG                                                                    605,677
--------------------------------------------------------------------------------
  Total                                                                1,613,513
--------------------------------------------------------------------------------
Total Borrowings                                                      23,520,514
--------------------------------------------------------------------------------
Borrowings not guaranteed by AIG                                       9,798,709
Matched GIA borrowings                                                 5,723,228
Matched notes and bonds payable-- AIGFP                                4,576,900
--------------------------------------------------------------------------------
                                                                      20,098,837
--------------------------------------------------------------------------------
Remaining borrowings of AIG                                          $ 3,421,677
================================================================================

(a)  AIG does not guarantee or support these borrowings.

(b)  Primarily capital lease obligations.

     (A) COMMERCIAL PAPER: At December 31, 1996, the commercial paper issued and outstanding was as follows:

(dollars in thousands)
--------------------------------------------------------------------------------
                                                        WEIGHTED
                   NET                                   AVERAGE      WEIGHTED
                  BOOK     UNAMORTIZED          FACE    INTEREST       AVERAGE
                 VALUE        DISCOUNT        AMOUNT        RATE      MATURITY
================================================================================
Funding     $1,018,510         $ 3,065    $1,021,575        5.79%      20 days
AICCO          740,078           3,036       743,114        5.50       29 days
ILFC         2,739,388          18,029     2,757,417        5.48       98 days
--------------------------------------------------------------------------------
Total       $4,497,976         $24,130    $4,522,106          --            --
================================================================================

     Commercial paper issued by Funding is guaranteed by AIG. AIG has entered into an agreement in support of AICCO's commercial paper. AIG does not guarantee ILFC's commercial paper.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

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

     Payments due under these investment agreements in each of the next five years ending December 31, and the periods thereafter based on the earliest call dates, were as follows:

(in thousands)
--------------------------------------------------------------------------------
                                                                       PRINCIPAL
                                                                          AMOUNT
================================================================================
1997                                                                  $2,619,938
1998                                                                     620,409
1999                                                                     211,582
2000                                                                       5,709
2001                                                                     120,070
Remaining years after 2001                                             2,145,520
--------------------------------------------------------------------------------
Total                                                                 $5,723,228
================================================================================

     At December 31, 1996, the market value of securities pledged as collateral with respect to these obligations approximated $1.2 billion.

     Funds received from GIA borrowings are invested in a diversified portfolio of securities and derivative transactions.

     (C) MEDIUM TERM NOTES PAYABLE:

     (i) Medium Term Notes Payable Issued by AIG: AIG's Medium Term Notes are unsecured obligations which may not be redeemed by AIG prior to maturity and bear interest at either fixed rates set by AIG at issuance or variable rates determined by reference to an interest rate or other formula.

     An analysis of the Medium Term Notes for the year ended December 31, 1996 was as follows:

(in thousands)
--------------------------------------------------------------------------------
MEDIUM TERM
NOTE SERIES:                           B           C           E       TOTAL
================================================================================
Balance December 31, 1995        $40,000   $  75,000    $     --      $ 115,000
Issued during year                    --          --     100,000        100,000
Matured during year                   --     (75,000)         --        (75,000)
--------------------------------------------------------------------------------
Balance December 31, 1996        $40,000   $      --    $100,000      $140,000
================================================================================

     The interest rates on this debt range from 6.05 percent to 8.12 percent. To the extent deemed appropriate, AIG may enter into swap transactions to reduce its effective short-term borrowing rate.

     At December 31, 1996, the maturity schedule for AIG's outstanding Medium Term Notes was as follows:

(in thousands)
--------------------------------------------------------------------------------
                                                                       PRINCIPAL
                                                                          AMOUNT
================================================================================
1998                                                                    $ 40,000
1999                                                                     100,000
--------------------------------------------------------------------------------
Total                                                                   $140,000
================================================================================

     At December 31, 1996, AIG had $647 million principal amount of Series E Medium Term Notes registered and available for issuance from time to time.

     (ii) Medium Term Notes Payable Issued by ILFC: ILFC's Medium Term Notes are unsecured obligations which may not be redeemed by ILFC prior to maturity and bear interest at fixed rates set by ILFC at issuance.

     As of December 31, 1996, notes in aggregate principal amount of $2.55 billion were outstanding with maturity dates from 1997 to 2005 at interest rates ranging from 4.9 percent to 9.88 percent. These notes provide for a single principal payment at the maturity of each note.

     At December 31, 1996, the maturity schedule for ILFC's outstanding Medium Term Notes was as follows:

(in thousands)
--------------------------------------------------------------------------------
                                                                       PRINCIPAL
                                                                          AMOUNT
================================================================================
1997                                                                  $  580,200
1998                                                                     707,535
1999                                                                     578,250
2000                                                                     407,500
2001                                                                     111,000
Remaining years after 2001                                               167,000
--------------------------------------------------------------------------------
Total                                                                 $2,551,485
================================================================================

     (D) NOTES AND BONDS PAYABLE:

     (i) Zero Coupon Notes:On October 1, 1984, AIG issued Eurodollar zero coupon notes in the aggregate principal amount at stated maturity of $750 million. The notes were offered at 12 percent of principal amount at stated maturity, bear no interest and are due August 15, 2004. The net proceeds to AIG from the issuance were $85.6 million. The notes are redeemable at any time in whole or in part at the option of AIG at 100 percent of their principal amount at stated maturity. The notes are also redeemable at the option of AIG or bearer notes may be redeemed at the option of the holder in the event of certain changes involving taxation in the United States at prices ranging from 42.59 percent currently, to
89.88 percent after August 15, 2003, of the principal amount at stated maturity together with accrued amortization of original issue discount from the preceding August 15. During 1996 and 1995, no notes were repurchased. At December 31, 1996, the notes outstanding had a face value of $189.2 million, an unamortized discount of $107.4 million and a net book value of $81.8 million. The amortization of the original issue discount was recorded as interest expense.

--------------------------------------------------------------------------------
Notes to Financial Statements  (CONTINUED)

9. DEBT OUTSTANDING (continued)

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

As of December 31, 1996, notes in aggregate principal amount of $3.5 billion were outstanding with maturity dates from 1997 to 2004 and interest rates ranging from 4.75 percent to 8.88 percent. $500 million of such term notes are at floating interest rates and the remainder are at fixed rates. These notes provide for a single principal payment at maturity.

     At December 31, 1996, the maturity schedule for ILFC's Term Notes was as follows:

(in thousands)
--------------------------------------------------------------------------------
                                                                       PRINCIPAL
                                                                          AMOUNT
================================================================================
1997                                                                  $  650,000
1998                                                                     950,000
1999                                                                   1,050,000
2000                                                                     500,000
2001                                                                     250,000
Remaining years after 2001                                               100,000
--------------------------------------------------------------------------------
Total                                                                 $3,500,000
================================================================================

     AIG does not guarantee any of the debt obligations of ILFC.

     (iv) Notes and Bonds Payable Issued by AIGFP:At December 31, 1996, AIGFP's bonds outstanding, the proceeds of which are invested in a segregated portfolio of securities available for sale, were as follows:

(in thousands)
--------------------------------------------------------------------------------
     YEAR OF                                      INTEREST          U.S. DOLLAR
ISSUE     MATURITY      CURRENCY                      RATE       CARRYING VALUE
================================================================================
1993          1999      French franc                  4.60%         $  514,800
1995          2000      Great Britain pound           5.88             384,900
1995          2003      Australian dollar             5.87              73,900
1995          1998      Italian lire                  7.76             122,600
1996          2001      Great Britain pound           6.09             387,100
1996          2003      Australian dollar             6.59             152,000
1996          1998      Italian lire                  6.60             326,700
1996          1998      U.S. dollar                   9.00             178,200
1996          1998      New Zealand dollar            8.51             354,200
--------------------------------------------------------------------------------
Total                                                               $2,494,400
================================================================================

       AIGFP has also issued various credit linked notes maturing from 1997 through 2000. These notes have been issued to hedge certain credit risks in AIGFP's portfolio of securities available for sale. The notes are primarily U.S. dollar denominated and have U.S. dollar interest rates ranging from 5.4 percent to 6.3 percent. AIGFP's payment obligations under these notes would be reduced or eliminated upon the occurrence of a payment default or a bankruptcy event with respect to certain third party credit that is being hedged. At December 31, 1996, these notes had a U.S. dollar carrying value of $2.08 billion. No obligations under these notes were reduced or eliminated during 1996.

       AIGFP is also obligated under various notes maturing from 1997 through 2026. The majority of these notes are denominated in U.S. dollar, Japanese yen, and Danish kroner and bear interest at various interest rates. At December 31, 1996, these notes had a U.S. dollar carrying value of $666.1 million.

       AIG guarantees all of AIGFP's debt.

     (E) LOANS AND MORTGAGES PAYABLE: Loans and mortgages payable at December 31, 1996, consisted of the following:

(in thousands)
--------------------------------------------------------------------------------
                                         FINANCIAL
                                          SERVICES         AIG         TOTAL
================================================================================
Uncollateralized loans payable          $   11,964    $494,846    $  506,810
Collateralized loans and
mortgages payable*                         995,872     110,831     1,106,703
--------------------------------------------------------------------------------
Total                                   $1,007,836    $605,677    $1,613,513
================================================================================

*   Primary capital lease obligations.

     At December 31, 1996, ILFC's capital lease obligations were $995.9 million. Fixed interest rates with respect to these obligations range from 6.18 percent to 6.89 percent; variable rates are referenced to LIBOR. These obligations mature through 2005. The flight equipment associated with the capital lease obligations had a net book value of $1.17 billion.

     (F) REVOLVING CREDIT FACILITIES: AIG and Funding have entered into two syndicated revolving credit facilities (the Facilities) aggregating $1 billion. The Facilities consist of a $500 million 364 day revolving credit facility and a $500 million five year revolving credit facility. The Facilities can be used for general corporate purposes and also provide backup for AIG's commercial paper programs administered by Funding. There are currently no borrowings outstanding under either of the Facilities, nor were any borrowings outstanding as of December 31, 1996.

     (G) INTEREST EXPENSE FOR ALL INDEBTEDNESS: Total interest expense for all indebtedness, net of capitalized interest, aggregated $1,491,318,000 in 1996, $1,361,140,000 in 1995 and $1,289,277,000 in 1994. Interest expense paid approximated $1,594,733,000 in 1996, $1,318,736,000 in 1995 and $1,055,503,000
in 1994.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

10. CAPITAL FUNDS

(a) At December 31, 1996, there were 6,000,000 shares of AIG's $5 par value serial preferred stock authorized, issuable in series.

     (b) AIG parent depends on its subsidiaries for cash flow in the form of loans, advances and dividends. AIG's insurance subsidiaries are subject to regulatory restrictions on the amount of dividends which can be remitted to AIG parent. These restrictions vary by state. For example, unless permitted by the New York Superintendent of Insurance, general insurance companies domiciled in New York may not pay dividends to shareholders which in any twelve month period exceed the lesser of 10 percent of the company's statutory policyholders' surplus or 100 percent of its "adjusted net investment income", as defined. Generally, less severe restrictions applicable to both general and life insurance companies exist in most of the other states in which AIG's insurance subsidiaries are domiciled. Certain foreign jurisdictions have restrictions which generally cause only a temporary delay in the remittance of dividends. There are also various local restrictions limiting cash loans and advances to AIG by its subsidiaries. Largely as a result of the restrictions, approximately 60 percent of consolidated capital funds were restricted from immediate transfer to AIG parent at December 31, 1996.

     (c) The common stock activity for the three years ended December 31, 1996 was as follows:

--------------------------------------------------------------------------------
                                            1996            1995            1994
================================================================================
Shares outstanding at
beginning of year                    474,184,226    315,840,626     317,628,067
Acquired during year                  (5,384,672)      (236,443)     (2,086,113)
Issued under stock option
and purchase plans                       540,768        517,844         298,672
Issued in connection with
acquisition                              100,824           --              --
Stock split effected
as stock dividend                           --      168,693,199            --
Other*                                      --      (10,631,000)           --
--------------------------------------------------------------------------------
Shares outstanding at end of year    469,441,146    474,184,226     315,840,626
================================================================================

* Shares issued to AIG and subsidiaries as part of stock split effected as stock dividend.

     Common stock increased and additional paid-in capital decreased $421.7 million as a result of a common stock split in the form of a 50 percent common stock dividend paid July 28, 1995.

11. COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.

     (a) Commitments to extend credit are agreements to lend subject to certain conditions. These commitments generally have fixed expiration dates or termination clauses and typically require payment of a fee. At December 31, 1996 and 1995, these commitments, made principally by AIG Capital Corp., approximated $95,200,000 and $96,300,000, respectively. AIG uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. AIG evaluates each counterparty's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by AIG upon extension of credit, is based on management's credit evaluation of the counterparty.

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

     AIGFP, as principal and for its own account, enters into interest rate, currency and equity swaps, swaptions and forward commitments. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. AIGFP typically becomes a principal in the exchange of interest payments between the parties and, therefore, may be exposed to loss, if counterparties default. Currency and equity swaps are similar to interest rate swaps, but may involve the exchange of principal amounts at the beginning and end of the transaction. At December 31, 1996, the notional principal amount of the sum of the swap pays and receives approximated $210.7 billion, primarily related to interest rate swaps of approximately $165.8 billion.

--------------------------------------------------------------------------------
Notes to Financial Statements  (CONTINUED)

11. COMMITMENTS AND CONTINGENT LIABILITIES (continued)

     The following tables provide the notional and contractual amounts of AIGFP's, AIGTG's and ILFC's derivatives transactions at December 31, 1996.

     The notional amounts used to express the extent of AIGFP's, AIGTG's and ILFC's involvement in swap transactions represent a standard of measurement of the volume of AIGFP's, AIGTG's and ILFC's swaps business. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual cash flows to be exchanged and are not paid or received, except for certain contracts such as currency swaps.

     The timing and the amount of cash flows relating to AIGFP's and AIGTG's foreign exchange forwards and exchange traded futures and options contracts are determined by each of the respective contractual agreements.

     The following table presents AIGFP's swaps and swaptions portfolio by maturity and type of derivative at December 31, 1996:

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                    REMAINING LIFE
                                               -------------------------------------------------------
                                                       ONE    TWO THROUGH    SIX THROUGH     AFTER TEN          TOTAL          Total
                                                      YEAR     FIVE YEARS      TEN YEARS         YEARS           1996           1995
====================================================================================================================================
INTEREST RATE, CURRENCY AND EQUITY/COMMODITY
  SWAPS AND SWAPTIONS:
Notional amount:
  Interest rate swaps                          $43,310,500   $ 72,311,900   $ 40,928,300   $ 9,221,100   $165,771,800   $130,441,000
  Currency swaps                                11,252,100     16,316,500      8,184,500     3,429,800     39,182,900     28,829,000
  Equity/commodity swaps                            32,900         20,700           --          50,000        103,600        320,000
  Swaptions                                        566,400      1,544,500      2,530,200       976,600      5,617,700      4,374,000
------------------------------------------------------------------------------------------------------------------------------------
       Total                                   $55,161,900   $ 90,193,600   $ 51,643,000   $13,677,500   $210,676,000   $163,964,000
====================================================================================================================================

     Futures and forward contracts are contracts for delivery of foreign currencies or financial indices in which the seller/purchaser agrees to make/take delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise as a result of movements in current market prices from contracted prices and the potential inability of counterparties to meet their obligations under the contracts. At December 31, 1996, the contractual amount of AIGFP's futures and forward contracts approximated $12.8 billion.

     The following table presents AIGFP's futures and forward contracts portfolio by maturity and type of derivative at December 31, 1996:

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                    REMAINING LIFE
                                               -------------------------------------------------------
                                                       ONE    TWO THROUGH    SIX THROUGH     AFTER TEN          TOTAL          Total
                                                      YEAR     FIVE YEARS      TEN YEARS         YEARS           1996           1995
====================================================================================================================================
FUTURES AND FORWARD CONTRACTS:
Exchange traded futures contracts
  contractual amount                           $6,867,300             --             --            --    $6,867,300     $16,050,000
------------------------------------------------------------------------------------------------------------------------------------
Over the counter forward contracts
  contractual amount                           $5,952,200             --             --            --    $5,952,200     $ 2,238,000
====================================================================================================================================

     These instruments involve, to varying degrees, elements of credit risk not explicitly recognized in the consolidated financial statements. AIGFP utilizes various credit enhancements, including collateral, credit triggers and credit derivatives to reduce the credit exposure relating to these off-balance sheet financial instruments. AIGFP requires credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties and the transaction's size and maturity. In addition, AIGFP's derivative transactions are generally documented under ISDA Master Agreements. Such agreements provide for legally enforceable set-off and close out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, AIGFP is permitted to set off its receivables from a counterparty against its payables to the same counterparty arising out of all included transactions. As a result, the net replacement value represents the net sum of estimated positive fair values after the application of such strategies, agreements and collateral held. The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss. The net replacement value of all interest rate, currency, and equity swaps, swaptions and forward commitments at December 31, 1996, approximated $6.4 billion. The net replacement value for futures and forward contracts at December 31, 1996, approximated $34.3 million.

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

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

11. COMMITMENTS AND CONTINGENT LIABILITIES (continued)

     AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At December 31, 1996, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                   NET REPLACEMENT VALUE
                                                              ------------------------------
                                                               SWAPS AND         FUTURES AND               TOTAL               Total
                                                               SWAPTIONS   FORWARD CONTRACTS                1996                1995
====================================================================================================================================
Counterparty credit quality:
  AAA                                                         $1,720,511          $   11,804          $1,732,315          $1,994,122
  AA                                                           2,009,599              12,279           2,021,878           2,146,085
  A                                                            1,450,877              10,186           1,461,063           1,442,854
  BBB                                                          1,150,420                --             1,150,420           1,239,338
  Below investment grade                                          26,293                --                26,293              48,462
Not externally rated--exchanges*                                  --                  --                  --                  23,364
------------------------------------------------------------------------------------------------------------------------------------
Total                                                         $6,357,700          $   34,269          $6,391,969          $6,894,225
====================================================================================================================================

* Exchange traded futures are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

     At December 31, 1996, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                  NET REPLACEMENT VALUE
                                                         -------------------------------------
                                                           SWAPS AND               FUTURES AND              TOTAL             Total
                                                           SWAPTIONS         FORWARD CONTRACTS               1996              1995
====================================================================================================================================
Non-U.S. banks                                           $2,306,059                 $   24,422         $2,330,481         $2,443,265
Insured municipalities                                      656,373                       --              656,373            879,642
U.S. industrials                                            894,942                       --              894,942          1,025,014
Governmental                                                894,284                       --              894,284            844,810
Non-U.S. financial service companies                         34,356                         27             34,383             39,742
Non-U.S. industrials                                        495,082                      2,757            497,839            530,611
Special purpose                                             121,137                       --              121,137            113,401
U.S. banks                                                  248,666                      2,975            251,641            318,905
U.S. financial service companies                            530,877                      4,088            534,965            424,498
Supranationals                                              175,924                       --              175,924            250,973
Exchanges*                                                     --                         --                 --               23,364
------------------------------------------------------------------------------------------------------------------------------------
Total                                                    $6,357,700                 $   34,269         $6,391,969         $6,894,225
====================================================================================================================================

* Exchange traded futures are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.


     AIGFP has entered into commitments to provide liquidity for certain tax-exempt variable rate demand notes issued by municipal entities. The agreements allow the holders, in certain circumstances, to tender the notes to the issuer at par value. In the event a remarketing agent of an issuer is unable to resell such tendered notes, AIGFP would be obligated to purchase the notes at par value. With respect to certain notes that have been issued, AIGFP has fulfilled its liquidity commitments by arranging bank liquidity facilities. These banks agree to purchase the notes that AIGFP is otherwise obligated to purchase in connection with a failed remarketing. It is the intention of AIGFP to arrange similar liquidity with respect to the $603.3 million aggregate amount of notes that are expected to be issued through 1999. In connection with one transaction that has a bank liquidity facility, AIGFP has committed through December 31, 1997 to purchase up to $278.0 million of notes in the event the bank is required to purchase notes under the liquidity facility. Any notes so purchased by AIGFP would be insured as to both principal and interest and, while held by AIGFP, would bear interest at an above-market tax-exempt rate. It is AIGFP's intention, as with existing obligations, to remove itself from this risk through bank participations before the issuance of the underlying notes.

       Securities sold, but not yet purchased represent obligations of AIGFP to deliver specified securities at their contracted prices, and thereby create a liability to repurchase the securities in the market at prevailing prices.

     AIGFP monitors and controls its risk exposure on a daily basis through financial, credit and legal reporting systems and, accordingly, believes that it has in place effective procedures for evaluating and limiting the credit and market risks to which it is subject. Management is not aware of any potential counterparty defaults.

--------------------------------------------------------------------------------
Notes to Financial Statements  (CONTINUED)

11. COMMITMENTS AND CONTINGENT LIABILITIES (continued)


     The net trading revenues for the twelve months ended December 31, 1996 from AIGFP's operations were $369.2 million.

     (d) AIG Trading Group Inc. and its subsidiaries (AIGTG) becomes a party to off-balance sheet financial instruments in the normal course of its business and to reduce its currency, interest rate and commodity exposures.

     The following tables provide the notional and contractual amounts of AIGTG's derivatives portfolio at December 31, 1996. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the December 31, 1996 balances based upon the expected timing of the future cash flows.

     Futures and forward contracts are contracts for delivery of foreign currencies, commodities or financial indices in which the seller/purchaser agrees to make/take delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise as a result of movements in current market prices from contracted prices and the potential inability of counterparties to meet their obligations under the contracts. At December 31, 1996, the contractual amount of AIGTG's futures and forward contracts approximated $230.9 billion.

     The gross replacement values presented represent the sum of the estimated positive fair values of all of AIGTG's derivatives contracts at December 31, 1996. These values do not represent the credit risk to AIGTG.

     Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss. At December 31, 1996, the net replacement value of AIGTG's futures and forward contracts and interest rate and currency swaps approximated $2.97 billion.

     The following table presents AIGTG's derivatives portfolio and the associated credit exposure, if applicable, by maturity and type of derivative at December 31, 1996:

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              REMAINING LIFE
                                                                 -------------------------------------------------------------------
                                                                           ONE       TWO THROUGH       SIX THROUGH         AFTER TEN
                                                                          YEAR        FIVE YEARS         TEN YEARS             YEARS
====================================================================================================================================
FUTURES AND FORWARD CONTRACTS AND INTEREST RATE AND
  CURRENCY SWAPS:
Exchange traded futures contracts contractual amount             $  11,129,657     $   2,899,957     $      71,490     $       6,896
====================================================================================================================================
Over the counter forward contracts contractual amount            $ 204,590,640     $  11,097,976     $   1,083,771     $       3,379
====================================================================================================================================
Interest rate and currency swaps:
  Notional amount:
    Interest rate swaps and forward rate agreements              $  53,424,188     $  11,385,794     $   1,305,078     $     191,420
    Currency swaps                                                      43,131         3,681,390         1,740,495           388,178
------------------------------------------------------------------------------------------------------------------------------------
Total                                                            $  53,467,319     $  15,067,184     $   3,045,573     $     579,598
====================================================================================================================================
FUTURES AND FORWARD CONTRACTS AND INTEREST RATE AND
  CURRENCY SWAPS:
    Credit exposure:
     Gross replacement value                                     $   5,509,109     $     816,656     $     316,606     $      26,455
     Master netting arrangements                                    (3,130,370)         (358,071)          (68,882)             --
     Collateral                                                        (83,746)          (56,223)           (6,118)             --
------------------------------------------------------------------------------------------------------------------------------------
Net replacement value                                            $   2,294,993     $     402,362     $     241,606     $      26,455
====================================================================================================================================


------------------------------------------------------------------------------------
                                                               TOTAL           Total
                                                                1996            1995
====================================================================================
FUTURES AND FORWARD CONTRACTS AND INTEREST RATE AND
  CURRENCY SWAPS:
Exchange traded futures contracts contractual amount    $ 14,108,000    $ 26,804,947
====================================================================================
Over the counter forward contracts contractual amount   $216,775,766    $183,709,518
====================================================================================
Interest rate and currency swaps:
  Notional amount:
    Interest rate swaps and forward rate agreements     $ 66,306,480    $ 29,935,395
    Currency swaps                                         5,853,194       4,540,896
------------------------------------------------------------------------------------
Total                                                   $ 72,159,674    $ 34,476,291
====================================================================================
FUTURES AND FORWARD CONTRACTS AND INTEREST RATE AND
  CURRENCY SWAPS:
    Credit exposure:
     Gross replacement value                            $  6,668,826    $  4,723,747)
     Master netting arrangements                          (3,557,323)     (2,505,337)
     Collateral                                             (146,087)       (148,582)
------------------------------------------------------------------------------------
Net replacement value                                   $  2,965,416    $  2,069,828
====================================================================================

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

11. COMMITMENTS AND CONTINGENT LIABILITIES (continued)

       Options are contracts that allow the holder of the option to purchase or sell the underlying commodity, currency or index at a specified price and within, or at, a specified period of time. Risks arise as a result of movements in current market prices from contracted prices, and the potential inability of the counterparties to meet their obligations under the contracts. At December 31, 1996, the contractual amount of AIGTG's purchased options approximated $28.9 billion.

       As a writer of options, AIGTG generally receives an option premium and then manages the risk of any unfavorable change in the value of the underlying commodity, currency or index. At December 31, 1996, the contractual amount for sold options approximated $32.4 billion.

       The following table presents AIGTG's options portfolio and the associated credit exposure, if applicable, by maturity and type of derivative at December 31, 1996:




(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                  REMAINING LIFE
                                             -------------------------------------------------------
                                                     ONE      TWO THROUGH     SIX THROUGH  AFTER TEN         TOTAL           Total
                                                    YEAR       FIVE YEARS       TEN YEARS      YEARS          1996            1995
====================================================================================================================================
OPTION CONTRACTS:
Contractual amounts for purchased options:
  Exchange traded                            $  1,462,677    $    104,738    $       --           --   $  1,567,415    $  1,258,028
  Over the counter                             21,435,238       5,100,197         841,782         --     27,377,217      25,278,914
------------------------------------------------------------------------------------------------------------------------------------
Total                                        $ 22,897,915    $  5,204,935    $    841,782         --   $ 28,944,632    $ 26,536,942
====================================================================================================================================
Credit exposure for purchased options:
  Gross replacement value                    $    524,253    $    233,903    $     62,784         --   $    820,940    $    705,180
  Master netting arrangements                    (241,692)        (68,615)         (4,661)        --       (314,968)       (229,513)
  Collateral                                       (1,198)         (2,062)           --           --         (3,260)        (16,469)
------------------------------------------------------------------------------------------------------------------------------------
Net replacement value                        $    281,363    $    163,226    $     58,123         --   $    502,712    $    459,198
====================================================================================================================================
Contractual amounts for sold options*        $ 25,697,386    $  5,900,034    $    781,386         --   $ 32,378,806    $ 28,080,000
====================================================================================================================================

* Options obligate AIGTG to buy or sell the underlying item if the option purchaser chooses to exercise. The amounts do not represent credit exposures.

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

     AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At December 31, 1996, the counterparty credit quality by derivative product with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                  NET REPLACEMENT VALUE
                                                  --------------------------------------------
                                                      FUTURES AND FORWARD
                                                   CONTRACTS AND INTEREST     OVER THE COUNTER             TOTAL             Total
                                                  RATE AND CURRENCY SWAPS    PURCHASED OPTIONS              1996              1995
====================================================================================================================================
Counterparty credit quality:
  AAA                                                          $  372,433           $   74,803        $  447,236        $  214,202
  AA                                                              836,465              239,248         1,075,713           906,039
  A                                                             1,049,812               83,520         1,133,332           528,546
  BBB                                                             466,922               51,563           518,485            72,030
  Below investment grade                                           99,234               16,576           115,810            22,653
  Not externally rated, including exchange
    traded futures and options*                                   140,550               37,002           177,552           785,556
------------------------------------------------------------------------------------------------------------------------------------
       Total                                                   $2,965,416           $  502,712        $3,468,128        $2,529,026)
====================================================================================================================================

* Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

     At December 31, 1996, the counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:


(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                              NET REPLACEMENT VALUE
                                             -----------------------------------------------
                                                FUTURES AND FORWARD
                                             CONTRACTS AND INTEREST          OVER THE COUNTER               TOTAL             Total
                                             RATE AND CURRENCY SWAPS        PURCHASED OPTIONS                1996              1995
====================================================================================================================================
Non-U.S. banks                                            $1,010,612                 $258,787          $1,269,399        $  834,265
U.S. industrials                                             744,840                   16,794             761,634           340,071
Governmental                                                 120,648                      630             121,278           152,058
Non-U.S. financial service companies                         147,792                   38,684             186,476           257,824
Non-U.S. industrials                                         178,894                   13,775             192,669           115,641
U.S. banks                                                   255,290                   53,864             309,154           324,915
U.S. financial service companies                             366,790                   83,176             449,966           231,014
Exchanges*                                                   140,550                   37,002             177,552           273,238
------------------------------------------------------------------------------------------------------------------------------------
Total                                                     $2,965,416                 $502,712          $3,468,128        $2,529,026
------------------------------------------------------------------------------------------------------------------------------------

* Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

     AIGTG limits its risks by holding offsetting positions. In addition, AIGTG monitors and controls its risk exposures through various monitoring systems which evaluate AIGTG's market and credit risks, and through credit approvals and limits. At December 31, 1996, AIGTG did not have a significant concentration of credit risk from either an individual counterparty or group of counterparties.

     The net trading revenues for the twelve months ended December 31, 1996 from AIGTG's operations were $288.6 million.

     At December 31, 1996, AIGTG had issued and outstanding $230.6 million principal amount of letters of credit. These letters of credit were issued primarily to various exchanges.

     AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future obligations and liabilities of AIGFP and AIGTG arising from transactions entered into by AIGFP and AIGTG.

     (e) At December 31, 1996, ILFC had committed to purchase or had secured positions for 243 aircraft deliverable from 1997 through 2004 at an estimated aggregate purchase price of $13.3 billion and had options to purchase an additional 35 aircraft deliverable through 2005 at an estimated aggregate purchase price of $2.8 billion. ILFC will be required to find customers for any aircraft presently on order and any aircraft to be ordered, and it must arrange financing for portions of the purchase price of such equipment.

     In the normal course of business, ILFC employs a variety of off-balance sheet derivative transactions with the objective to lower its overall borrowing cost and to maintain its optimal mix of variable and fixed rate interest obligations. These derivative products include interest rate swaps, swaptions and interest rate floors (off-balance sheet derivative transactions).

     ILFC accounts for its off-balance sheet derivative transactions on an accrual basis. Accrued future payments or receipts are reflected in operating income in the period incurred or earned. Credit risk exposure arises from the potential that the counterparty may not perform under these agreements with respect to the off-balance sheet derivative transactions. ILFC minimizes such exposure through transacting with recognized U.S. derivative dealers rated at least A by a recognized statistical rating organization. The counterparties to the majority of the off-balance sheet derivative transactions are rated AAA. ILFC monitors each counterparty's assigned credit rating throughout the life of each of the off-balance sheet derivative transactions. ILFC currently does not require security nor is security required by its counterparties for its positions. ILFC has the right to require security under certain circumstances.

     The following table provides the notional and contractual amounts of ILFC's off-balance sheet derivative transactions at December 31, 1996. The timing and the amount of the cash flows relating to swaption and other interest rate option contracts are determined by each of the respective contractual agreements.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

11. COMMITMENTS AND CONTINGENT LIABILITIES (continued)

     The following table presents ILFC's notional amounts of its interest rate swaps, swaptions and interest rate floors by maturity at December 31, 1996:


(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                          REMAINING LIFE
                      ----------------------------------------------------------
                                                  TWO TO             AFTER FIVE                      TOTAL                 Total
                        ONE YEAR              FIVE YEARS                  YEARS                       1996                  1995
====================================================================================================================================
Interest Rate:
Swaps                   $161,707              $  840,673             $  346,854                 $1,349,234            $  974,568
Swaptions*                    --                 100,000                     --                    100,000               565,670
Floors                    33,369                 133,681                733,384                    900,434               412,626
------------------------------------------------------------------------------------------------------------------------------------
Total                   $195,076              $1,074,354             $1,080,238                 $2,349,668            $1,952,864
====================================================================================================================================

* Swaptions obligate ILFC to convert certain fixed note obligations to floating rate obligations if the swaption purchaser chooses to exercise. These amounts do not represent credit exposure.

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

     AIG continues to receive indemnity claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (hereinafter collectively referred to as environmental claims) and indemnity claims asserting injuries from asbestos. Estimation of asbestos and environmental claims loss reserves is a difficult process, as these claims, which emanate from policies written in 1984 and prior years, cannot be estimated by conventional reserving techniques. Asbestos and environmental claims development is affected by factors such as inconsistent court resolutions, the broadening of the intent of policies and scope of coverage and increasing number of new claims. AIG and other industry members have and will continue to litigate the broadening judicial interpretation of policy coverage and the liability issues. If the courts continue in the future to expand the intent of the policies and the scope of the coverage, as they have in the past, additional liabilities would emerge for amounts in excess of reserves held. This emergence cannot now be reasonably estimated, but could have a material impact on AIG's future operating results. The reserves carried for these claims as at December 31, 1996 ($2.30 billion gross; $742.9 million net) are believed to be adequate as these reserves are based on known facts and current law.

     A summary of reserve activity, including estimates for applicable incurred but not reported losses and loss expenses, relating to asbestos and environmental claims separately and combined at December 31, 1996, 1995 and 1994 was as follows:

(in millions)
-------------------------------------------------------------------------------------------------------------------------------
                                                                          1996                  1995                  1994
                                                                  ------------------       ---------------       --------------
                                                                    GROSS        NET       Gross       Net       Gross      Net
===============================================================================================================================
Asbestos:
Reserve for losses and loss expenses at beginning of year         $  744.8    $127.9    $  686.0    $130.2    $  656.0    $116.7
Losses and loss expenses incurred(a)                                 392.5     102.7       197.7      20.5       149.2      45.8
Losses and loss expenses paid(b)                                    (261.4)    (58.3)     (138.9)    (22.8)     (119.2)    (32.3)
-------------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year               $  875.9    $172.3    $  744.8    $127.9    $  686.0    $130.2
===============================================================================================================================
Environmental:
Reserve for losses and loss expenses at beginning of year         $1,197.9    $379.3    $  728.1    $200.1    $  684.8    $191.5
Losses and loss expenses incurred(a)                                 379.6     240.3       684.9     231.7       187.5      61.8
Losses and loss expenses paid                                       (150.1)    (49.0)     (215.1)    (52.5)     (144.2)    (53.2)
-------------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year               $1,427.4    $570.6    $1,197.9    $379.3    $  728.1    $200.1
===============================================================================================================================
Combined:
Reserve for losses and loss expenses at beginning of year         $1,942.7    $507.2    $1,414.1    $330.3    $1,340.8    $308.2
Losses and loss expenses incurred                                    772.1     343.0       882.6     252.2       336.7     107.6
Losses and loss expenses paid                                       (411.5)   (107.3)     (354.0)    (75.3)     (263.4)    (85.5)
-------------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year               $2,303.3    $742.9    $1,942.7    $507.2    $1,414.1    $330.3
===============================================================================================================================

(a) At December 31, 1996 and 1995, incurred losses for asbestos and environmental claims reflect reserve strengthening in the IBNR carried.

(b) For 1996, paid losses for asbestos include certain unusual and non-recurring payments that satisfied historical settlement agreements.

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

     Trading assets and trading liabilities: Fair values for trading assets and trading liabilities approximate the carrying values presented in the consolidated balance sheet.

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

     Spot commodities: Fair values for spot commodities were based on current market prices.

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

     Securities and spot commodities sold but not yet purchased: The carrying amounts for the financial instruments approximate fair values. Fair values for spot commodities sold short were based on current market prices.

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

     The carrying values and fair values of AIG's financial instruments at December 31, 1996 and December 31, 1995 and the average fair values with respect to derivative positions during 1996 and 1995 were as follows:

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries




12. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

(in thousands)
--------------------------------------------------------------------------------------------------------
                                                                                    1996
                                                                ----------------------------------------
                                                                                               AVERAGE
                                                                  CARRYING          FAIR          FAIR
                                                                     VALUE         VALUE         VALUE
========================================================================================================
Fixed maturities                                               $48,625,226   $49,345,449   $        --
Equity securities                                                6,065,640     6,065,640            --
Mortgage loans on real estate, policy and collateral loans       7,876,820     7,881,348            --
Securities available for sale                                    9,785,909     9,785,909     6,172,883
Trading securities                                               2,357,812     2,357,812     2,344,717
Spot commodities                                                   204,705       204,705       278,941
Unrealized gain on interest rate and currency swaps, options
  and forward transactions                                       6,906,012     6,906,012     6,450,376
Trading assets                                                   3,793,433     3,793,433     3,427,781
Securities purchased under agreement to resell                   1,642,591     1,642,591            --
Other invested assets                                            2,915,302     2,915,302            --
Short-term investments                                           2,008,123     2,008,123            --
Cash                                                                58,740        58,740            --
Policyholders' contract deposits                                 9,803,409     9,888,685            --
Borrowings under obligations of guaranteed
  investment agreements                                          5,723,228     6,195,954            --
Securities sold under agreements to repurchase                   3,039,423     3,039,423            --
Trading liabilities                                              3,313,508     3,313,508     3,227,531
Securities and spot commodities sold but not yet purchased       1,568,542     1,568,542       263,722
Unrealized loss on interest rate and currency swaps, options
  and forward transactions                                       5,414,433     5,414,433     4,976,258
Deposits due to banks and other depositors                       1,206,374     1,206,374            --
Commercial paper                                                 4,497,976     4,497,976            --
Notes, bonds, loans and mortgages payable                       13,299,310    13,596,511            --
========================================================================================================

-------------------------------------------------------------------------------------------------------
                                                                                        1995
                                                               ----------------------------------------
                                                                                                Average
                                                                   Carrying         Fair          Fair
                                                                     Value        Value          Value
========================================================================================================
Fixed maturities                                               $42,900,597   $43,797,474   $        --
Equity securities                                                5,369,321     5,369,321            --
Mortgage loans on real estate, policy and collateral loans       7,860,532     7,885,655            --
Securities available for sale                                    3,931,100     3,931,100     4,089,766
Trading securities                                               2,641,436     2,641,436     3,193,973
Spot commodities                                                   383,374       383,374       491,551
Unrealized gain on interest rate and currency swaps, options
and forward transactions                                         7,250,954     7,250,954     6,477,814
Trading assets                                                   4,017,735     4,017,735     3,886,500
Securities purchased under agreement to resell                   2,022,056     2,022,056            --
Other invested assets                                            2,808,158     2,808,158            --
Short-term investments                                           2,272,528     2,272,528            --
Cash                                                                88,371        88,371            --
Policyholders' contract deposits                                 9,580,983     9,673,374            --
Borrowings under obligations of guaranteed
investment agreements                                            5,423,555     6,247,398            --
Securities sold under agreements to repurchase                   1,379,872     1,379,872            --
Trading liabilities                                              3,594,249     3,594,249     3,993,489
Securities and spot commodities sold but not yet purchased       1,204,386     1,204,386         4,823
Unrealized loss on interest rate and currency swaps, options
and forward transactions                                         5,890,289     5,890,289     4,900,569
Deposits due to banks and other depositors                         957,441       957,441            --
Commercial paper                                                 3,166,635     3,166,635            --
Notes, bonds, loans and mortgages payable                        9,915,283    10,214,945            --
========================================================================================================


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

13.  STOCK COMPENSATION PLANS

At December 31, 1996, AIG had two types of stock-based compensation plans. One was a stock option plan; the other, an employee stock purchase plan. AIG applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its plans. Accordingly, no compensation costs have been recognized for either plan.

     Had compensation costs for these plans been determined consistent with the method of FASB 123, AIG's net income and earnings per share for the years ended December 31, 1996 and 1995 would have been reduced to the pro forma amounts as follows:

(in thousands, except per share amounts)

--------------------------------------------------------------------------------
                                                      1996                  1995
================================================================================
Net income:
As reported                                  $   2,897,257         $   2,510,383
Pro forma                                        2,892,422             2,509,261
Earnings per share:
As reported                                  $        6.15         $        5.30
Pro forma                                             6.14                  5.29
================================================================================

     The fair value of stock grants included in the pro forma amounts is not necessarily indicative of future effects on net income and earnings per share.

     (A) STOCK OPTION PLAN: On December 19, 1991, the AIG Board of Directors adopted a 1991 employee stock option plan, which provides that options to purchase a maximum of 4,500,000 shares of common stock could be granted to officers and other key employees at prices not less than fair market value at the date of grant. Both the 1991 plan, and the options with respect to 112,387 shares granted thereunder on December 19, 1991, were approved by shareholders at the 1992 Annual Meeting. At December 31, 1996, 1,513,764 shares were reserved for future grants under the 1991 plan. As of March 18, 1992, no further options could be granted under the 1987 plan, but outstanding options granted under the 1987 plan continue in force until exercise or expiration. At December 31, 1996, there were 4,313,771 shares reserved for issuance under the 1991 and 1987 plans.

     Under each plan, 25 percent of the options granted become exercisable on the anniversary of the date of grant in each of the four years following that grant and all options expire 10 years from the date of the grant. As of December 31, 1996, outstanding options granted with respect to 2,918,092 shares qualified for Incentive Stock Option treatment under the Economic Recovery Tax Act of 1981.

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS  (CONTINUED)

13. STOCK COMPENSATION PLANS (continued)

     Additional information with respect to AIG's plans at December 31, 1996, and changes for the three years then ended, was as follows:


------------------------------------------------------------------------------------------------------------------------------------
                                                               1996                        1995                       1994
                                                     -------------------------   -------------------------  ------------------------
                                                                      WEIGHTED                    Weighted                  Weighted
                                                                       AVERAGE                     Average                   Average
                                                        SHARES  EXERCISE PRICE      Shares  Exercise Price    Shares  Exercise Price
====================================================================================================================================
SHARES UNDER OPTION:
Outstanding at beginning of year                     4,130,713      $ 48.89      4,148,082      $ 40.31     3,933,389      $ 35.60
Granted                                                623,400       108.55        557,675        90.33       593,550        64.39
Exercised                                             (394,551)       33.37       (517,204)       24.84      (312,579)       25.17
Forfeited                                              (45,791)       63.49        (57,840)       48.21       (66,278)       48.12
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                           4,313,771      $ 58.77      4,130,713      $ 48.89     4,148,082      $ 40.31
------------------------------------------------------------------------------------------------------------------------------------
Options exercisable at year-end                      2,902,883      $ 43.14      2,749,517      $ 37.00     2,700,035      $ 31.12
------------------------------------------------------------------------------------------------------------------------------------
Weighted average fair value per share of
options granted                                                     $ 41.01                     $ 32.92                         --
====================================================================================================================================

     Information about stock options outstanding at December 31, 1996, is summarized as follows:


------------------------------------------------------------------------------------------------------------------------------------
                                              OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                               ----------------------------------------------------------         ----------------------------------
                                                          WEIGHTED               WEIGHTED                                  WEIGHTED
                                    NUMBER       AVERAGE REMAINING                AVERAGE              NUMBER               AVERAGE
RANGE OF EXERCISE PRICES       OUTSTANDING        CONTRACTUAL LIFE         EXERCISE PRICE         EXERCISABLE        EXERCISE PRICE
====================================================================================================================================
$18.13-26.06                       758,812               2.3 years                $ 21.87          758,812                   $21.87
$32.00-43.00                       875,925               4.0 years                  35.63          875,925                    35.63
$53.00-61.00                       993,680               6.4 years                  55.91          871,798                    55.44
$64.33-94.38                     1,096,504               8.4 years                  78.14          396,348                    73.37
$98.75-110.63                      588,850               9.9 years                 109.53               --                       --
------------------------------------------------------------------------------------------------------------------------------------
                                 4,313,771                                                       2,902,883
====================================================================================================================================

     The fair values of stock options granted during the years ended December 31, 1996 and 1995 were $25,566,000 and $18,356,000, respectively. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model.

     The following weighted average assumptions were used for grants in 1996 and 1995, respectively: dividend yields of 0.33 percent and 0.32 percent, expected volatilities of 20.0 percent and 20.4 percent, risk-free interest rates of 6.29 percent and 5.77 percent, and expected terms of 7 years.

     (B) EMPLOYEE STOCK PURCHASE PLAN: AIG's 1984 employee stock purchase plan was adopted at its 1984 shareholders' meeting and became effective as of July 1, 1984. Eligible employees could receive privileges to purchase up to an aggregate of 1,968,750 shares of AIG common stock, at a price equal to 85 percent of the fair market value on the date of grant of the purchase privilege. Purchase privileges were granted annually and were limited to the number of whole shares that could be purchased by an amount equal to 5 percent of an employee's annual salary or $3,750, whichever was less. Beginning with the January 1, 1996 subscription, the maximum allowable purchase limitation increased to $5,500.

     There were 146,217 shares, 152,406 shares and 135,992 shares issued under the 1984 plan at weighted average prices of $66.88, $50.22 and $50.37 for the years ended December 31, 1996, 1995 and 1994, respectively. The excess or deficit of the proceeds over the par value or cost of the common stock issued was credited or charged to additional paid-in capital.

     AIG's 1996 employee stock purchase plan was adopted at its 1996 shareholders' meeting and became effective as of July 1, 1996, replacing the 1984 plan. Eligible employees may receive privileges to purchase up to an aggregate of 1,000,000 shares of AIG common stock, at a price equal to 85 percent of the fair market value on the date of the grant of the purchase privilege. Purchase privileges are granted annually and are limited to the number of whole shares that can be purchased by an amount equal to 5 percent of an employee's annual salary or $5,500, whichever is less. In all other respects, the 1996 plan is identical to the 1984 plan.

     As of December 31, 1996, there were 129,453 shares of common stock subscribed to at a weighted average price of $82.70 per share pursuant to grants of privileges under both plans. There were 919,334 shares available for the grant of future purchase privileges under the 1996 plan at December 31, 1996.

     The fair values of purchase privileges granted during the years ended December 31, 1996 and 1995 were $3,039,000 and $2,005,000, respectively. The weighted average fair values per share of those purchase rights granted in 1996 and 1995

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries


13. STOCK COMPENSATION PLANS (continued)


were $19.71 and $14.90, respectively. The fair value of each purchase right is estimated on the date of the subscription using the Black-Scholes model.

     The following weighted average assumptions were used for grants in 1996 and 1995, respectively: dividend yields of 0.37 percent and 0.32 percent, expected volatilities of 21.9 percent and 16.9 percent, risk-free interest rates of 5.54 percent and 5.64 percent, and expected terms of 1 year.

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

     Assumptions associated with the projected benefit obligation and expected long-term rate of return on plan assets at December 31, 1996 were as follows:

--------------------------------------------------------------------------------
                                                       RANGE OF
                                                   NON-U.S. PLANS)*   U.S. PLANS
================================================================================
Discount rate                                            3.5-10.0%          7.5%
Salary increase rate                                      2.5-10.0          5.0
Expected long-term rate
  of return on plan assets                                 4.0-9.5          9.0
================================================================================

* The ranges for the non-U.S. plans reflect the local socioeconomic environments in which AIG operates.

     The following table sets forth the funded status of the various pension plans and the amounts recognized in the accompanying consolidated balance sheet as of December 31, 1996 and 1995:

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                       1996                                   1995
                                                         -----------------------------------   -------------------------------------
                                                          NON-U.S.         U.S.                  Non-U.S.         U.S.
                                                             PLANS        PLANS        TOTAL        Plans        Plans        Total
====================================================================================================================================
Plan assets at fair value*                               $ 171,037    $ 230,767    $ 401,804    $ 161,112    $ 193,511    $ 354,623
------------------------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Accumulated benefits earned prior to
        valuation date:
     Vested                                                240,023      155,738      395,761      209,936      142,250      352,186
     Nonvested                                              30,222       22,222       52,444       33,640       20,245       53,885
------------------------------------------------------------------------------------------------------------------------------------
   Accumulated benefit obligation                          270,245      177,960      448,205      243,576      162,495      406,071
   Additional benefits based on estimated
      future salary levels                                  69,981       94,956      164,937       67,478       90,636      158,114
------------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation                               340,226      272,916      613,142      311,054      253,131      564,185
------------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of
      plan assets                                          169,189       42,149      211,338      149,942       59,620      209,562
------------------------------------------------------------------------------------------------------------------------------------
   Unrecognized prior service cost                         (19,288)     (17,102)     (36,390)     (10,920)     (18,457)     (29,377)
   Unrecognized net gain (loss)                            (59,897)      29,550      (30,347)     (49,831)       5,529      (44,302)
   Unamortized balance of the initial
      transition amounts                                   (15,241)      (9,137)     (24,378)     (19,925)     (10,639)     (30,564)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          ---------
Net amounts to be applied to future periods                (94,426)       3,311      (91,115)     (80,676)     (23,567)    (104,243)
Adjustment to reflect minimum liability                     61,024        3,217       64,241       40,166        3,401       43,567
------------------------------------------------------------------------------------------------------------------------------------
Accrued pension liability                                $ 135,787    $  48,677    $ 184,464    $ 109,432    $  39,454    $ 148,886
====================================================================================================================================

* Plan assets are invested primarily in fixed-income securities and listed stocks.

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS  (CONTINUED)

14. Employee Benefits (CONTINUED)

     Net pension cost for the years ended December 31, 1996, 1995 and 1994 included the following components:

 (in thousands)
--------------------------------------------------------------------------------
                                                1996        1995        1994
================================================================================
Cost of benefits earned during the period   $ 47,783    $ 40,015    $ 41,986
Interest cost on the projected benefit
obligation                                    31,603      27,320      24,795
Actual return on all retirement plan assets  (41,387)    (53,904)     (8,789)
Net amortization and deferral of
actuarial gains and losses                    17,918      30,114     (15,466)
Amortization of the initial
transition amount                              3,323       3,720       3,749
--------------------------------------------------------------------------------
Net pension expense*                        $ 59,240    $ 47,265    $ 46,275
================================================================================

* Net pension expense included $34,584, $30,978 and $26,727 related to non-U.S. plans for 1996, 1995 and 1994, respectively.

     (b) AIG sponsors a voluntary savings plan for domestic employees (a 401(k) plan), which, during the year ended December 31, 1994, provided for salary reduction contributions by employees and matching contributions by AIG of up to 2 percent of annual salary. Commencing January 1, 1995, the 401(k) plan provided for matching contributions by AIG of up to 6 percent of annual salary depending on the employees' years of service.

     (c) In addition to AIG's defined benefit pension plan, AIG and its subsidiaries provide a postretirement benefit program for medical care and life insurance, domestically and in certain foreign countries. Eligibility in the various plans is generally based upon completion of a specified period of eligible service and reaching a specified age. Benefits vary by geographic location.

     AIG's U.S. postretirement medical and life insurance benefits are based upon the employee reaching age 55 with 10 years of service to be eligible for an immediate benefit from the U.S. retirement plan. Retirees and their dependents who were age 65 by May 1, 1989 participate in the medical plan at no cost. Employees who retired after May 1, 1989 and on or prior to January 1, 1993 pay the active employee premium if under age 65 and 50 percent of the active employee premium if over age 65. Retiree contributions are subject to adjustment annually. Other cost sharing features of the medical plan include deductibles, coinsurance and Medicare coordination and a lifetime maximum benefit of $1,000,000. The maximum life insurance benefit prior to age 70 is $32,500, with a maximum of $25,000 thereafter.

     Effective January 1, 1993, both plans' provisions were amended. Employees who retire after January 1, 1993 are required to pay the actual cost of the medical benefits reduced by a credit which is based upon age and years of service at retirement. The life insurance benefit varies by age at retirement from $5,000 for retirement at ages 55 through 59 to $15,000 for retirement at ages 65 and over.

     Assumptions associated with the accrued postretirement benefit liability at December 31, 1996 were as follows:

--------------------------------------------------------------------------------
                                                      NON-U.S.             U.S.
                                                         PLANS            PLANS
================================================================================
Discount rate                                         7.0-10.0%            7.5%
Medical trend rate year 1*                                14.0             8.5
Medical trend rate year 4 and 9                            6.0             5.5
================================================================================

* The Medical trend rate grades downward from years 1 through 4 domestically and years 1 through 9 for the foreign benefits. The trend rates remain level thereafter.

     The following table sets forth the liability for the accrued postretirement benefits of the various plans, and amounts recognized in the accompanying consolidated balance sheet as of December 31, 1996 and 1995. These plans are not funded currently. (in thousands)

--------------------------------------------------------------------------------
                                          NON-U.S.         U.S.
                                             PLANS        PLANS        TOTAL
================================================================================
1996
Accumulated postretirement
   benefit obligation:
Retirees                                   $ 2,025      $44,568      $46,593
Fully eligible active employees              6,127        2,127        8,254
Other active employees                       8,757       11,926       20,683
--------------------------------------------------------------------------------
                                            16,909       58,621       75,530
--------------------------------------------------------------------------------
Unrecognized net loss                           --       (5,299)      (5,299)
Unrecognized prior service cost                 --       27,287       27,287
--------------------------------------------------------------------------------
Accrued postretirement benefit
   liabilities                             $16,909      $80,609      $97,518
================================================================================
1995
Accumulated postretirement
   benefit obligation:
Retirees                                   $ 2,128      $42,771      $44,899
Fully eligible active employees              5,790        1,715        7,505
Other active employees                       7,898       11,204       19,102
--------------------------------------------------------------------------------
                                            15,816       55,690       71,506
--------------------------------------------------------------------------------
Unrecognized net loss                           --       (3,355)      (3,355)
Unrecognized prior service cost                 --       28,802       28,802
--------------------------------------------------------------------------------
Accrued postretirement benefit
   liabilities                             $15,816      $81,137      $96,953
================================================================================

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries


     The net periodic postretirement costs for the years ended December 31, 1996, 1995 and 1994 included the following components:

(in thousands)
--------------------------------------------------------------------------------
                                                           LIFE
                                           MEDICAL    INSURANCE
                                             PLANS        PLANS        TOTAL
================================================================================
1996
Cost of benefits earned during
  the period                               $ 1,315       $  574      $ 1,889
Interest cost on accumulated
  postretirement benefit obligations         3,992        1,307        5,299
Amortization of prior service cost          (1,344)        (172)      (1,516)
Amortization of net actuarial losses            59           22           81
--------------------------------------------------------------------------------
Net periodic postretirement
  benefit costs                            $ 4,022       $1,731      $ 5,753
================================================================================
1995
Cost of benefits earned during
  the period                               $ 1,011       $  448      $ 1,459
Interest cost on accumulated
  postretirement benefit obligations         3,744        1,246        4,990
Amortization of prior service cost          (1,344)        (172)      (1,516)
--------------------------------------------------------------------------------
Net periodic postretirement
  benefit costs                            $ 3,411       $1,522      $ 4,933
================================================================================
1994
Cost of benefits earned during
  the period                                 $ 1,160       $  499      $ 1,659
Interest cost on accumulated
  postretirement benefit obligations         4,055        1,032        5,087
Amortization of prior service cost          (1,344)        (172)      (1,516)
Amortization of net actuarial losses           318           --          318
--------------------------------------------------------------------------------
Net periodic postretirement
  benefit costs                            $ 4,189       $1,359      $ 5,548
================================================================================

     The medical trend rate assumptions have a significant effect on the amounts reported. Increasing each trend rate by 1 percent in each year would increase the accumulated postretirement benefit obligations as of December 31, 1996 by $6.9 million and the aggregate service and interest cost components of the periodic postretirement benefit costs for 1996 by $640,000.

     (d) AIG has certain benefits provided to former or inactive employees who are not retirees. Certain of these benefits are insured and expensed currently; other expenses are provided for currently. Such uninsured expenses include long and short-term disability medical and life insurance continuation, short-term disability income continuation and COBRA medical subsidies. The provision for these benefits at December 31, 1996 was $6.0 million. The incremental expense was insignificant.

15. LEASES

(a) AIG and its subsidiaries occupy leased space in many locations under various long-term leases and have entered into various leases covering the long-term use of data processing equipment.

At December 31, 1996, the future minimum lease payments under operating leases were as follows:

(in thousands)
================================================================================
1997                                                                $198,912
1998                                                                 142,962
1999                                                                  99,333
2000                                                                  82,572
2001                                                                  74,314
Remaining years after 2001                                           209,556
--------------------------------------------------------------------------------
Total                                                               $807,649
================================================================================

     Rent expense approximated $219,100,000, $215,600,000, and $208,000,000 for
the years ended December 31, 1996, 1995 and 1994, respectively.

     (b) Minimum future rental income on noncancelable operating leases of flight equipment which have been delivered at December 31, 1996 was as follows:

(in thousands)
------------------------------------------------------------------------------
1997                                                              $1,292,030
1998                                                               1,057,695
1999                                                                 835,580
2000                                                                 649,204
2001                                                                 473,549
Remaining years after 2001                                           743,476
------------------------------------------------------------------------------
Total                                                             $5,051,534
==============================================================================

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

     (B) TRANSACTIONS WITH RELATED PARTIES: During the ordinary course of business, AIG and its subsidiaries pay commissions to Starr and its subsidiaries for the production and management of insurance business. Net commission payments to Starr aggregated approximately $48,400,000 in 1996, $42,600,000 in 1995 and $31,200,000 in 1994, from which Starr is required to pay commissions due originating brokers and its operating expenses. AIG also received approximately $15,300,000 in 1996, $14,100,000 in 1995 and $12,900,000 in 1994 from Starr and paid approximately $34,000 in both 1996 and 1995 and $42,000 in 1994 to Starr as reimbursement for services provided at cost. AIG also received approximately $1,000,000 in 1996, $1,500,000 in 1995 and $900,000 in 1994 from SICO and paid approximately $1,200,000 in each of the years 1996, 1995 and 1994 to SICO as reimbursement for services rendered at cost. AIG also paid to SICO $4,400,000 in 1996, $5,000,000 in 1995 and $3,000,000 in 1994 in rental fees.

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS  (CONTINUED)


17.  SUMMARY OF QUARTERLY FINANCIAL INFORMATION-- UNAUDITED

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 1996 and 1995 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown.


                                                                                        THREE MONTHS ENDED
                                                                 -------------------------------------------------------------------
                                                                        MARCH 31,                             JUNE 30,
                                                                 -----------------------------         -----------------------------
(in thousands, except per share amounts)                               1996               1995               1996               1995
====================================================================================================================================
Revenues                                                         $6,645,216         $6,006,709         $6,955,856         $6,457,734
====================================================================================================================================
Net income                                                       $  671,218         $  572,156         $  724,368         $  633,785
====================================================================================================================================
Net income per common share                                      $     1.42         $     1.20         $     1.53         $     1.34
Average shares outstanding                                          473,970            473,848            471,087            474,016
====================================================================================================================================
                                                                                        THREE MONTHS ENDED
                                                                 -------------------------------------------------------------------
                                                                        SEPTEMBER 30,                          DECEMBER 31,
                                                                 -----------------------------         -----------------------------
(in thousands, except per share amounts)                               1996               1995               1996               1995
====================================================================================================================================
Revenues                                                         $7,181,763         $6,546,990         $7,422,437         $6,862,589
====================================================================================================================================
Net income                                                       $  731,437         $  630,686         $  770,234         $  673,756
====================================================================================================================================
Net income per common share                                      $     1.56         $     1.33         $     1.64         $     1.43
Average shares outstanding                                          469,436            474,130            469,468            474,130
====================================================================================================================================


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

       The following table is a summary of the operations by major operating segments for the years ended December 31, 1996, 1995 and 1994:


--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

18. SEGMENT INFORMATION (continued)

                                                                   INDUSTRY SEGMENTS-1996
                            --------------------------------------------------------------------------------------------------------
                                                                                                      ADJUSTMENTS
                                                GENERAL          LIFE    AGENCY AND     FINANCIAL             AND
(in thousands)                   PARENT       INSURANCE     INSURANCE   SERVICE FEE      SERVICES     ELIMINATIONS(A)  CONSOLIDATED
====================================================================================================================================
Revenues                    $ 1,148,627(B)  $13,609,171   $11,688,925   $   264,132   $ 2,555,477     $ (1,061,060)   $28,205,272
====================================================================================================================================
Income before income taxes  $ 1,148,627(B)  $ 2,153,300   $ 1,323,758   $    52,267   $   523,906     $ (1,188,636)   $ 4,013,222
====================================================================================================================================
Equity in net income of
 partially-owned companies  $    50,488     $    49,799   $        73   $        --   $     1,240     $        157    $   101,757
====================================================================================================================================
Depreciation expense        $        42     $    84,147   $    54,102   $       786   $   592,841     $     73,663    $   805,581
====================================================================================================================================
Capital expenditures        $       342     $   132,430   $   236,945   $       525   $ 3,357,506(C)  $    167,355    $ 3,895,103(C)
====================================================================================================================================
Identifiable assets         $22,608,843     $58,702,967   $48,376,033   $    88,768   $43,861,592     $(25,207,201)   $148,431,002
====================================================================================================================================


                                                                     Industry Segments-1995
                            --------------------------------------------------------------------------------------------------------
                                                                                                       Adjustments
                                                General          Life    Agency and     Financial              and
(in thousands)                   Parent       Insurance     Insurance   Service Fee      Services     Eliminations(a)  Consolidated
====================================================================================================================================
Revenues                    $   730,057(b)  $13,019,523   $10,335,758   $   261,873   $ 2,204,090     $   (677,279)  $ 25,874,022
====================================================================================================================================
Income before income taxes  $   730,057(b)  $ 1,975,375   $ 1,090,605   $    56,909   $   417,741     $   (804,804)  $  3,465,883
====================================================================================================================================
Equity in net income of
 partially-owned companies  $    38,308     $    43,204   $     3,150   $        --   $        --     $        358   $     85,020
====================================================================================================================================
Depreciation expense        $        --     $    88,773   $    49,786   $     2,339   $   522,141     $     71,521   $    734,560
====================================================================================================================================
Capital expenditures        $       141     $   126,096   $    53,936   $     1,731   $ 3,359,468(c)  $     95,745   $  3,637,117(c)
====================================================================================================================================
Identifiable assets         $20,445,762     $56,074,024   $43,280,484   $   149,392   $36,833,772     $(22,647,036) $134,136,398
====================================================================================================================================

                                                                                       Industry Segments-1994
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Adjustments
                                                   General         Life   Agency and     Financial             and
(in thousands)                      Parent       Insurance    Insurance   Service Fee    Services      Eliminations(a) Consolidated
====================================================================================================================================
Revenues                       $   899,698(b)  $11,774,410  $ 8,559,455 $   237,940    $ 1,783,239     $   (896,033)  $22,358,709
====================================================================================================================================
Income before income taxes     $   899,698(b)  $ 1,635,096  $   952,484 $    54,129    $   404,853     $   (994,281)  $ 2,951,979
====================================================================================================================================
Equity in net income (loss) of
 partially-owned companies     $    25,476     $    32,687  $       829 $       (61)   $        --     $        182   $    59,113
====================================================================================================================================
Depreciation expense           $        --     $    66,514  $    43,317 $     3,514    $   402,741     $     65,844   $   581,930
====================================================================================================================================
Capital expenditures           $       545     $   131,721  $   106,957 $     2,822    $ 2,841,317(c)  $     87,882   $ 3,171,244(c)
====================================================================================================================================
Identifiable assets            $17,295,644     $51,372,100  $34,496,652 $   184,310    $30,660,776     $(19,663,365)  $114,346,117
====================================================================================================================================

(a) Including other operations and other income (deductions)-net, which are not deemed to be reportable segments.
(b)  Substantially dividend income from subsidiaries.
(c)  Relating primarily to ILFC.

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS  (CONTINUED)

18. SEGMENT INFORMATION (continued)

     (b) The following table is a summary of AIG's general insurance operations by major operating category for the years ended December 31, 1996, 1995 and 1994:

                                                            NET PREMIUMS
                           -------------------------------------------------------------------------------------
                                              WRITTEN                                      EARNED
                           ----------------------------------------     -----------------------------------------
(in thousands)                    1996           1995          1994            1996          1995            1994
===================================================================================================================
Underwriting:
Foreign                    $ 4,324,847    $ 4,202,815   $ 3,733,386     $ 4,033,210   $ 4,083,200     $ 3,603,175
Commercial casualty(a)       6,398,039      5,895,757     5,684,895       5,853,271     5,645,281       5,296,272
Commercial property            490,644        452,323       306,631         480,388       403,037         290,195
Pools and associations(b)      435,127        400,951       444,526         429,565       394,088         427,272
Personal lines(c)              725,295        692,747       492,122         734,042       628,068         464,120
Mortgage guaranty              317,727        248,429       204,193         324,339       252,057         205,797
-------------------------------------------------------------------------------------------------------------------
Total underwriting         $12,691,679    $11,893,022   $10,865,753     $11,854,815   $11,405,731     $10,286,831
================================================================================================================
Net investment income
Realized capital gains
General insurance operating income
===================================================================================================================

                                                     OPERATING INCOME
                                     ----------------------------------------
(in thousands)                             1996           1995          1994
=============================================================================
Underwriting:
Foreign                              $  397,905     $  304,069    $  203,707
Commercial casualty(a)                  288,366        252,673       253,677
Commercial property                    (136,638)        (9,238)      (77,933)
Pools and associations(b)              (240,932)      (263,291)     (293,907)
Personal lines(c)                        (1,344)        (6,558)      (17,147)
Mortgage guaranty                        91,587         83,928        79,120
-----------------------------------------------------------------------------
Total underwriting                      398,944        361,583       147,517
===========================
Net investment income                 1,689,371      1,545,717     1,435,092
Realized capital gains                   64,985         68,075        52,487
General insurance operating income   $2,153,300     $1,975,375    $1,635,096
===========================================================================

(a)  Including workers' compensation and retrospectively rated risks.

(b)  Including involuntary pools.

(c)  Including mass marketing and specialty programs.


     (c) AIG's individual life insurance and group life insurance portfolio accounted for 68 percent, 66 percent and 62 percent of AIG's consolidated life insurance operating income before realized capital gains or losses for the years ended December 31, 1996, 1995 and 1994, respectively. For those years, 92 percent, 94 percent and 96 percent, respectively, of consolidated life operating income before realized capital gains or losses was derived from foreign operations.

     (d) A substantial portion of AIG's business is conducted in countries other than the United States and Canada. The following table is a summary of AIG's business by geographic segments. Allocations have been made on the basis of location of operations and assets.

                                                                               GEOGRAPHIC SEGMENTS-1996
                                                                  -----------------------------------------------------------------
                                                                                                              OTHER
(in thousands)                                                     DOMESTIC(A)           FAR EAST           FOREIGN     CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------
Revenues(b)                                                        $13,214,589        $10,690,814       $ 4,299,869     $ 28,205,272
====================================================================================================================================
Income before income taxes                                         $ 1,877,203        $ 1,521,650       $   614,369      $ 4,013,222
====================================================================================================================================
Identifiable assets                                                $92,088,305        $32,222,889       $24,119,808     $148,431,002
====================================================================================================================================
                                                                                Geographic Segments-1995
                                                                  -----------------------------------------------------------------
                                                                                                              Other
(in thousands)                                                     Domestic(a)           Far East           Foreign     Consolidated
====================================================================================================================================
Revenues(b)                                                        $12,097,038        $ 9,859,833       $ 3,917,151     $ 25,874,022
====================================================================================================================================
Income before income taxes                                         $ 1,698,606        $ 1,375,307        $  391,970      $ 3,465,883
====================================================================================================================================
Identifiable assets                                                $84,456,853        $27,580,921       $22,098,624     $134,136,398
====================================================================================================================================

                                                                                Geographic Segments-1994
                                                                  -----------------------------------------------------------------
                                                                                                             Other
(in thousands)                                                        Domestic(a)        Far East           Foreign     Consolidated
====================================================================================================================================
Revenues(b)                                                        $10,591,559        $ 8,374,195       $ 3,392,955     $ 22,358,709
====================================================================================================================================
Income before income taxes                                         $ 1,455,733        $ 1,192,969        $  303,277      $ 2,951,979
====================================================================================================================================
Identifiable assets                                                $71,838,459        $24,199,044       $18,308,614     $114,346,117
====================================================================================================================================

(a)  Including general insurance operations in Canada.

(b) Revenues are derived from revenues of the general, life, agency and service fee and financial services operations, equity in income of minority-owned insurance operations and realized capital gains attributable to the segments.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure within the twenty-four months ending December 31, 1996.

--------------------------------------------------------------------------------
PART III
ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

     (A)  FINANCIAL STATEMENTS AND EXHIBITS.

          1. Financial Statements and Schedules. See accompanying Index to Financial Statements.

          2.   Exhibits.

               3--Articles of Incorporation and By-Laws.

               10--Material Contracts.

               11--Computation of Earnings Per Share for the Years Ended
                    December 31, 1996, 1995, 1994, 1993 and 1992.

               12--Computation of Ratios of Earnings to Fixed Charges for the
                    Years Ended December 31, 1996, 1995, 1994, 1993 and 1992.

               21--Subsidiaries of Registrant.

               23--Consent of Coopers & Lybrand L.L.P.

               24--Power of Attorney.

               27--Financial Data Schedule.

               99--Undertakings.

     (B)  REPORTS ON FORM 8-K.

     There have been no reports on Form 8-K filed during the quarter ended December 31, 1996.

                                                                      SCHEDULE I
AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 1996

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           AMOUNT AT
                                                                                                                         WHICH SHOWN
                                                                                                                              IN THE
                                                                                                                             BALANCE
TYPE OF INVESTMENT                                                                          COST*            VALUE             SHEET
====================================================================================================================================
Fixed maturities:
  Bonds:
    United States Government and government agencies
      and authorities                                                               $  1,530,643      $  1,581,003      $  1,580,692
    States, municipalities and political subdivisions                                 17,887,865        18,702,277        18,096,216
    Foreign governments                                                                8,628,342         9,027,867         9,027,866
    Public utilities                                                                   2,752,182         2,961,460         2,961,460
    All other corporate                                                               16,060,096        16,481,751        16,481,745
------------------------------------------------------------------------------------------------------------------------------------
  Total bonds                                                                         46,859,128        48,754,358        48,147,979
  Preferred stocks                                                                       477,247           591,091           477,247
------------------------------------------------------------------------------------------------------------------------------------
Total fixed maturities                                                                47,336,375        49,345,449        48,625,226
------------------------------------------------------------------------------------------------------------------------------------
Equity securities:
  Common stocks:
    Public utilities                                                                     140,982           159,780           159,780
    Banks, trust and insurance companies                                                 879,639         1,224,012         1,224,012
    Industrial, miscellaneous and all other                                            3,973,178         4,605,780         4,605,780
------------------------------------------------------------------------------------------------------------------------------------
  Total common stocks                                                                  4,993,799         5,989,572         5,989,572
  Non-redeemable preferred stocks                                                         64,705            76,068            76,068
------------------------------------------------------------------------------------------------------------------------------------
Total equity securities                                                                5,058,504         6,065,640         6,065,640
------------------------------------------------------------------------------------------------------------------------------------
Mortgage loans on real estate, policy and collateral loans                             7,876,820         7,881,348         7,876,820
Financial services assets:
  Flight equipment primarily under operating leases, net of
    accumulated depreciation                                                          13,808,660                --        13,808,660
  Securities available for sale, at market value                                       9,775,705         9,785,909         9,785,909
  Trading securities, at market value                                                         --         2,357,812         2,357,812
  Spot commodities, at market value                                                           --           204,705           204,705
  Unrealized gain on interest rate and currency swaps,
    options and forward transactions                                                          --         6,906,012         6,906,012
  Trading assets                                                                       3,793,433                --         3,793,433
  Securities purchased under agreements to resell, at contract value                   1,642,591                --         1,642,591
Other invested assets                                                                  2,915,302                --         2,915,302
Short-term investments, at cost which approximates market value                        2,008,123                --         2,008,123
------------------------------------------------------------------------------------------------------------------------------------
Total investments                                                                   $ 94,215,513                --      $105,990,233
====================================================================================================================================

* Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

                                                                     SCHEDULE II
AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEET -- PARENT COMPANY ONLY

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                             1996                   1995
====================================================================================================================================
ASSETS:
  Cash                                                                                           $        676          $        142
  Short-term investments                                                                                   13                10,159
  Invested assets                                                                                     305,895               342,585
  Carrying value of subsidiaries and partially-owned companies, at equity                          22,194,522            20,106,697
  Premiums and insurance balances receivable-net                                                       37,880                47,757
  Other assets                                                                                        615,716               290,546
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                               $ 23,154,702          $ 20,797,886
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES:
  Insurance balances payable                                                                     $    148,477          $    136,044
  Due to affiliates-net                                                                               467,140               298,904
  Medium term notes payable                                                                           140,000               115,000
  Zero coupon notes                                                                                    81,761                73,348
  Italian Lire bonds                                                                                  159,067               159,067
  Other liabilities                                                                                   114,033               188,420
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                                          $  1,110,478          $    970,783
------------------------------------------------------------------------------------------------------------------------------------
CAPITAL FUNDS:
  Common stock                                                                                   $  1,265,210          $  1,265,210
  Additional paid-in capital                                                                          127,415               131,828
  Unrealized appreciation of investments, net of taxes                                              1,378,318             1,395,064
  Cumulative translation adjustments, net of taxes                                                   (493,218)             (456,072)
  Retained earnings                                                                                20,420,881            17,697,739
  Treasury stock                                                                                     (654,382)             (206,666)
-----------------------------------------------------------------------------------------------------------------------------------
       TOTAL CAPITAL FUNDS                                                                         22,044,224            19,827,103
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND CAPITAL FUNDS                                                       $ 23,154,702          $ 20,797,886
====================================================================================================================================


STATEMENT OF INCOME--PARENT COMPANY ONLY

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                                 1996               1995                1994
====================================================================================================================================
Agency income                                                                     $       484        $     1,561        $     1,207
Financial services income                                                             227,242            119,541             65,899
Dividend income from consolidated subsidiaries:
  Cash                                                                              1,141,468            728,825            898,659
Dividend income from partially-owned companies                                          7,159              1,232              1,039
Equity in undistributed net income of consolidated subsidiaries
  and partially-owned companies                                                     1,900,389          1,901,252          1,499,330
Other income (deductions)-net                                                         (80,989)           (76,537)          (125,821)
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                          3,195,753          2,675,874          2,340,313
Income taxes                                                                          298,496            165,491            164,798
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                        $ 2,897,257        $ 2,510,383        $ 2,175,515
====================================================================================================================================

                                                                     SCHEDULE II

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(CONTINUED)
STATEMENT OF CASH FLOWS--PARENT COMPANY ONLY

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                                       1996            1995             1994
====================================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                            $ 2,897,257     $ 2,510,383     $ 2,175,515
-----------------------------------------------------------------------------------------------------------------------------------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
  Non-cash revenues, expenses, gains and losses included in income:
  Equity in undistributed net income of consolidated subsidiaries and
    partially-owned companies                                                            (1,900,389)     (1,901,252)     (1,499,330)
  Change in premiums and insurance balances receivable and payable-net                       22,310          20,142            (666)
  Change in cumulative translation adjustments                                               65,427          18,196        (138,528)
  Other-net                                                                                (293,680)       (402,841)         84,185
-----------------------------------------------------------------------------------------------------------------------------------
    Total adjustments                                                                    (2,106,332)     (2,265,755)     (1,554,339)
------------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   790,925         244,628         621,176
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                                                                      (300)        (15,400)       (101,553)
  Sale of investments                                                                        34,343             395              --
  Change in short-term investments                                                           10,146          (9,090)          1,693
  Change in collateral and guaranteed loans                                                   2,000          15,000              --
  Contributions to subsidiaries and investments in partially-owned companies               (292,069)        (68,398)       (462,056)
  Other-net                                                                                 (94,099)           (135)         (2,874)
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                      (339,979)        (77,628)       (564,790)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in medium term notes                                                                25,000         (40,000)       (140,000)
  Proceeds from common stock issued                                                          23,013          20,519          14,721
  Change in loans payable                                                                   150,700          17,680         383,135
  Cash dividends to shareholders                                                           (174,115)       (153,572)       (136,116)
  Acquisition of treasury stock                                                            (493,872)        (17,646)       (178,676)
  Other-net                                                                                  18,862           6,104              --
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                      (450,412)       (166,915)        (56,936)
------------------------------------------------------------------------------------------------------------------------------------
CHANGE IN CASH                                                                                  534              85            (550)
CASH AT BEGINNING OF YEAR                                                                       142              57             607
------------------------------------------------------------------------------------------------------------------------------------
CASH AT END OF YEAR                                                                     $       676     $       142     $        57
===================================================================================================================================

NOTES TO FINANCIAL STATEMENTS--PARENT COMPANY ONLY

(1) Agency operations conducted in New York through the North American Division of AIU are included in the financial statements of the parent company.

(2) Certain accounts have been reclassified in the 1995 and 1994 financial statements to conform to their 1996 presentation.

(3) "Equity in undistributed net income of consolidated subsidiaries and partially-owned companies" in the accompanying Statement of Income--Parent Company Only--includes equity in income of the minority-owned insurance operations.

(4)  See also Notes to Consolidated Financial Statements.

                                                                    SCHEDULE III

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
AS OF DECEMBER 31, 1996, 1995 AND 1994 AND FOR THE YEARS THEN ENDED

(in thousands)
---------------------------------------------------------------------------------------------------------------------
                                             Reserves for
                                               Losses and
                                  Deferred           Loss        Reserve         Policy
                                    Policy      Expenses,           for             and                           Net
                               Acquisition  Future Policy       Unearned       Contract        Premium     Investment
Segment                              Costs       Benefits(a)    Premiums         Claims(b)     Revenue         Income
=====================================================================================================================
1996
  General insurance            $ 1,415,849    $33,429,807    $ 7,598,928    $        --    $11,854,815    $ 1,689,371
  Life insurance                 5,055,508     24,002,860             --        794,181      8,978,246      2,675,881
---------------------------------------------------------------------------------------------------------------------
                               $ 6,471,357    $57,432,667    $ 7,598,928    $   794,181    $20,833,061    $ 4,365,252
=====================================================================================================================
1995
  General insurance            $ 1,289,788    $33,046,717    $ 6,938,064    $        --    $11,405,731    $ 1,545,717
  Life insurance                 4,477,785     20,864,635             --        708,878      8,038,150      2,264,905
---------------------------------------------------------------------------------------------------------------------
                               $ 5,767,573    $53,911,352    $ 6,938,064    $   708,878    $19,443,881    $ 3,810,622
=====================================================================================================================
1994
  General insurance            $ 1,179,494    $31,435,355    $ 6,318,754    $        --    $10,286,831    $ 1,435,092
  Life insurance                 3,952,751     17,432,222             --        548,243      6,724,321      1,748,428
---------------------------------------------------------------------------------------------------------------------
                               $ 5,132,245    $48,867,577    $ 6,318,754    $   548,243    $17,011,152    $ 3,183,520
=====================================================================================================================

-------------------------------------------------------------------------------------------------------

                                                Losses and     Amortization
                                                      Loss      of Deferred
                                                  Expenses           Policy         Other           Net
                                                 Incurred,      Acquisition     Operating      Premiums
Segment                                           Benefits         Costs(c)      Expenses       Written
=======================================================================================================
1996
  General insurance                            $ 8,996,431       $1,180,138    $1,279,302   $12,691,679
  Life insurance                                 8,103,578          627,714     1,633,875          --
-------------------------------------------------------------------------------------------------------
                                               $17,100,009       $1,807,852    $2,913,177   $12,691,679
=======================================================================================================
1995
  General insurance                            $ 8,659,835       $1,108,040    $1,276,273   $11,893,022
  Life insurance                                 7,088,034          620,487     1,536,632          -- 0
-------------------------------------------------------------------------------------------------------
                                               $15,747,869       $1,728,527    $2,812,905   $11,893,022
=======================================================================================================
1994
  General insurance                            $ 8,005,601       $  955,311    $1,178,402   $10,865,753
  Life insurance                                 5,782,561          537,364     1,287,046          --
-------------------------------------------------------------------------------------------------------
                                               $13,788,162       $1,492,675    $2,465,448   $10,865,753
=======================================================================================================

(a) Reserves for losses and loss expenses with respect to the general insurance operations are net of discounts of $62 million, $21 million and $21 million for 1996, 1995 and 1994, respectively.

(b)  Reflected in insurance balances payable on the accompanying balance sheet.


(c) Amounts shown for general insurance segment exclude amounts deferred and amortized in the same period.

                                                                     SCHEDULE IV

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
REINSURANCE
AS OF DECEMBER  31, 1996, 1995 AND 1994 AND FOR THE YEARS THEN ENDED


(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          PERCENT OF
                                                                        CEDED             ASSUMED                             AMOUNT
                                                                     TO OTHER          FROM OTHER                 NET        ASSUMED
                                             GROSS AMOUNT           COMPANIES           COMPANIES              AMOUNT         TO NET
====================================================================================================================================
1996
Life insurance in-force                      $421,983,133        $ 36,887,659        $    815,650        $385,911,124           0.2%
====================================================================================================================================
Premiums:
  General insurance                          $ 16,696,419        $  5,627,453        $  1,622,713        $ 12,691,679          12.8%
  Life insurance                                9,226,821             261,142              12,567           8,978,246           0.1
-----------------------------------------------------------------------------------------------------------------------------------
Total premiums                               $ 25,923,240        $  5,888,595        $  1,635,280        $ 21,669,925           7.5%
====================================================================================================================================
1995
Life insurance in-force                      $376,097,107        $ 34,779,331        $    239,787        $341,557,563           0.1%
====================================================================================================================================
Premiums:
  General insurance                          $ 16,357,919        $  6,002,098        $  1,537,201        $ 11,893,022          12.9%
  Life insurance                                8,234,425             207,272              10,997           8,038,150           0.1
-----------------------------------------------------------------------------------------------------------------------------------
Total premiums                               $ 24,592,344        $  6,209,370        $  1,548,198        $ 19,931,172           7.8%
====================================================================================================================================
1994
Life insurance in-force                      $333,378,811        $ 30,184,126        $    235,278        $303,429,963           0.1%
====================================================================================================================================
Premiums:
  General insurance                          $ 15,368,001        $  5,526,656        $  1,024,408        $ 10,865,753           9.4%
  Life insurance                                6,877,256             161,928               8,993           6,724,321           0.1
------------------------------------------------------------------------------------------------------------------------------------
Total premiums                               $ 22,245,257        $  5,688,584        $  1,033,401        $ 17,590,074           5.9%
====================================================================================================================================

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE ISSUER HAS DULY CAUSED THIS ANNUAL REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF NEW YORK AND STATE OF NEW YORK, ON THE 28TH DAY OF MARCH, 1997.

                                              AMERICAN INTERNATIONAL GROUP, INC.

                                              By S/S M.R. GREENBERG
                                              -----------------------------
                                               (M. R. Greenberg, Chairman)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED ON THE 28TH DAY OF MARCH, 1997 AND EACH OF THE UNDERSIGNED PERSONS, IN ANY CAPACITY, HEREBY SEVERALLY CONSTITUTES M.R. GREENBERG, EDWARD E. MATTHEWS AND HOWARD I. SMITH AND EACH OF THEM, SINGULARLY, HIS TRUE AND LAWFUL ATTORNEY WITH FULL POWER TO THEM AND EACH OF THEM TO SIGN FOR HIM, AND IN HIS NAME AND IN THE CAPACITIES INDICATED BELOW, THIS ANNUAL REPORT ON FORM 10-K AND ANY AND ALL AMENDMENTS THERETO.

          SIGNATURE                                      TITLE
          ---------                                      -----

    S/S M.R. GREENBERG                            Chairman and Director
----------------------------                       (Principal Executive Officer)
     (M. R. GREENBERG)

    S/S HOWARD I. SMITH                           EXECUTIVE VICE PRESIDENT,
----------------------------                      CHIEF FINANCIAL OFFICER
     (HOWARD I. SMITH)                            AND COMPTROLLER
                                                  (PRINCIPAL FINANCIAL
                                                   AND ACCOUNTING OFFICER)


  S/S M. BERNARD AIDINOFF                         Director
----------------------------
   (M. BERNARD AIDINOFF)

   S/S LLOYD M. BENTSEN                           Director
----------------------------
    (LLOYD M. BENTSEN)

     S/S PEI-YUAN CHIA                            Director
----------------------------
      (PEI-YUAN CHIA)

   S/S MARSHALL A. COHEN                          Director
----------------------------
    (MARSHALL A. COHEN)

S/S BARBER B. CONABLE, JR.                        Director
----------------------------
 (BARBER B. CONABLE, JR.)

  S/S MARTIN S. FELDSTEIN                         Director
----------------------------
   (MARTIN S. FELDSTEIN)

          SIGNATURE                                      TITLE
          ---------                                      -----


   S/S LESLIE L. GONDA                            Director
----------------------------
    (LESLIE L. GONDA)

  S/S EVAN G. GREENBERG                           Director
----------------------------
   (EVAN G. GREENBERG)

    S/S CARLA A. HILLS                            Director
----------------------------
     (CARLA A. HILLS)

 S/S FRANK J. HOENEMEYER                          Director
----------------------------
  (FRANK J. HOENEMEYER)

  S/S EDWARD E. MATTHEWS                          Director
----------------------------
   (EDWARD E. MATTHEWS)

 S/S DEAN P. PHYPERS                              Director
----------------------------
  (DEAN P. PHYPERS)

 S/S JOHN J. ROBERTS                              Director
----------------------------
  (JOHN J. ROBERTS)

 S/S THOMAS R. TIZZIO                             Director
----------------------------
  (THOMAS R. TIZZIO)

 S/S EDMUND S.W. TSE                              Director
----------------------------
  (EDMUND S.W. TSE)

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER               DESCRIPTION                                            LOCATION
 ------               -----------                                            --------
2         Plan of acquisition, reorganization, arrangement,
          liquidation or succession........................................     None


3(i)      Restated Certificate of Incorporation of AIG.....................     Filed herewith.




3(ii)     By-laws of AIG...................................................     Incorporated by reference from Exhibit 3(ii)
                                                                                   to AIG's Annual Report on Form 10-K for
                                                                                   the year ended December 31, 1994 (File
                                                                                   No. 1-8787).
4         Instruments defining the rights of security
          holders, including indentures

          (a)       Fiscal Agency Agreement dated as of
                    October 1, 1984 between AIG and
                    Citibank, N.A..........................................     Not required to be filed. The Registrant
                                                                                   hereby agrees to file with the Commission
                                                                                   a copy of any instrument defining the
                                                                                   rights of holders of the Registrant's
                                                                                   long-term debt upon request of the
                                                                                   Commission.

          (b)       Indenture dated as of July 15, 1989
                    between AIG and The Bank of New York...................     Not required to be filed. The Registrant
                                                                                   hereby agrees to file with the Commission
                                                                                   a copy of any instrument defining the
                                                                                   rights of holders of the Registrant's
                                                                                   long-term debt upon request of the
                                                                                   Commission.

EXHIBIT
 NUMBER               DESCRIPTION                                                   LOCATION
 ------               -----------                                                  --------
9         Voting Trust Agreement...........................................     None


10        Material contracts

          (a)       AIG 1969 Employee Stock Option Plan and
                    Agreement Form.........................................     Filed as exhibit to AIG's Registration Statement
                                                                                   (File No. 2-44043) and incorporated herein by
                                                                                   reference.


          (b)       AIG 1972 Employee Stock Option Plan....................     Filed as exhibit to AIG's Registration
                                                                                   Statement (File No. 2-44702) and
                                                                                   incorporated herein by reference.

          (c)       AIG 1972 Employee Stock Purchase Plan..................     Filed as exhibit to AIG's Registration
                                                                                   Statement (File No. 2-44043) and
                                                                                   incorporated herein by reference.

          (d)       AIG 1984 Employee Stock Purchase Plan..................     Filed as exhibit to AIG's Registration
                                                                                   Statement (File No. 2-91945) and
                                                                                   incorporated herein by reference.

          (e)       AIG1996 Employee Stock Purchase Plan...................     Filed as exhibit to AIG's Definitive Proxy
                                                                                   Statement dated April 2, 1996 (File No.
                                                                                   1-8787) and incorporated herein by
                                                                                   reference.

          (f)       AIG 1977 Stock Option and Stock Appreciation Rights
                    Plan...................................................     Filed as exhibit to AIG's Registration
                                                                                   Statement (File No. 2-59317) and
                                                                                   incorporated herein by reference.

          (g)       AIG 1982 Employee Stock Option Plan....................     Filed as exhibit to AIG's Registration
                                                                                   Statement (File No. 2-78291) and
                                                                                   incorporated herein by reference.


          (h)       AIG 1987 Employee Stock Option Plan....................     Filed as exhibit to AIG's Definitive Proxy
                                                                                   Statement dated as of April 6, 1987 (File
                                                                                   No. 0-4652) and incorporated herein by
                                                                                   reference.

          (i)       AIG 1991 Employee Stock Option Plan....................     Filed as exhibit to AIG's Definitive Proxy
                                                                                   Statement dated as of March 30, 1992
                                                                                   (File No. 0-4652) and incorporated herein
                                                                                   by reference.


          (j)       AIRCO 1972 Employee Stock Option Plan..................     Incorporated by reference to AIG's Joint
                                                                                   Proxy Statement and Prospectus (File No.
                                                                                   2-61994).

          (k)       AIRCO 1977 Stock Option and Stock
                    Appreciation Rights Plan...............................     Incorporated by reference to AIG's Joint
                                                                                   Proxy Statement and Prospectus (File
                                                                                   No.2-61994).

11        Statement re computation of per share earnings...................     Filed herewith.
12        Statements re computation of ratios..............................     Filed herewith.
13        Annual report to security holders................................     Not required to be filed.
18        Letter re change in accounting principles........................     None.
21        Subsidiaries of the Registrant...................................     Filed herewith.
22        Published report regarding matters submitted to vote of
          security holders.................................................     None.

EXHIBIT
 NUMBER               DESCRIPTION                                                   LOCATION
 ------               -----------                                                  --------
23        Consent of Coopers & Lybrand L.L.P...............................     Filed herewith.
24        Power of attorney................................................     Included on the signature page hereof.
27        Financial Data Schedule..........................................     Provided herewith.


99        Undertakings by the Registrant required by Item 17
          of Form S-3 and Item 21 of Form S-8, deemed to be
          incorporated by reference into AIG's Registration
          Statements on Forms S-3 and S-8 (No. 2-38768,
          No.2-44043, No. 2-45346, No. 2-51498, No. 2-59317,
          No. 2-61858, No. 2-62760, No. 2-64336, No.
          2-67600, No. 2-72058, No. 2-75874, No. 2-75875,
          No. 2-78291, No. 2-87005, No. 2-82989, No.
          2-90756, No. 2-91945, No. 2-95589, No. 2- 97439,
          No. 33-8495, No. 33-13874, No. 33-18073, No.
          33-25291, No. 33-41643, No. 33-48996, No.
          33-57250, No. 33-60327, No. 33-60827, No. 33-62821
          and No. 333-21365)...............................................     Filed herewith.