Form 10-Q
period 1997-03-31
AMERICAN INTERNATIONAL GROUP INC
filed 1997-05-14
CIK 5272

================================================================================

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

             FOR THE TRANSITION PERIOD FROM           TO

         FOR QUARTER ENDED MARCH 31, 1997 COMMISSION FILE NUMBER 1-8787

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

                              YES  [ X ]  NO  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997: 469,558,711.

================================================================================

                       AMERICAN INTERNATIONAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                   DECEMBER 31,
                                                                                       1996
                                                                   MARCH 31,       ------------
                                                                      1997
                                                                  ------------
                                                                  (UNAUDITED)
ASSETS:
  Investments and cash:
     Fixed maturities:
       Bonds held to maturity, at amortized cost (market value:
          1997 -- $12,967,464; 1996 -- $12,865,357).............  $ 12,576,023     $ 12,258,978
       Bonds available for sale, at market value (amortized
          cost: 1997 -- $34,647,106; 1996 -- $34,243,127).......    35,498,739       35,524,932
       Bonds trading securities, at market value (cost:
          1997 -- $628,734; 1996 -- $357,023)...................       628,606          364,069
       Preferred stocks, at amortized cost (market value:
          1997 -- $361,011; 1996 -- $591,091)...................       240,103          477,247
     Equity securities:
       Common stocks (cost: 1997 -- $5,069,046;
          1996 -- $4,993,799)...................................     6,045,232        5,989,572
       Non-redeemable preferred stocks (cost: 1997 -- $94,460;
          1996 -- $64,705)......................................       107,563           76,068
     Mortgage loans on real estate, policy and collateral
       loans -- net.............................................     7,775,296        7,876,820
     Financial services assets:
       Flight equipment primarily under operating leases, net of
          accumulated depreciation (1997 -- $1,588,540;
          1996 -- $1,465,031)...................................    14,866,433       13,808,660
       Securities available for sale, at market value (cost:
          1997 -- $9,373,209; 1996 -- $9,775,705)...............     9,382,348        9,785,909
       Trading securities, at market value......................     2,336,502        2,357,812
       Spot commodities, at market value........................       450,832          204,705
       Unrealized gain on interest rate and currency swaps,
          options and forward transactions......................     6,582,574        6,906,012
       Trading assets...........................................     4,472,130        3,793,433
       Securities purchased under agreements to resell,
          at contract value.....................................     1,738,520        1,642,591
     Other invested assets......................................     3,132,744        2,915,302
     Short-term investments, at cost which approximates market
       value....................................................     1,770,498        2,008,123
     Cash.......................................................        77,258           58,740
                                                                  ------------     ------------
            Total investments and cash..........................   107,681,401      106,048,973
  Investment income due and accrued.............................     1,195,404        1,198,348
  Premiums and insurance balances receivable -- net.............    10,356,362        9,617,061
  Reinsurance assets............................................    16,810,236       16,526,566
  Deferred policy acquisition costs.............................     6,631,134        6,471,357
  Investments in partially-owned companies......................       973,578          951,352
  Real estate and other fixed assets, net of accumulated
     depreciation (1997 -- $1,424,269; 1996 -- $1,390,225)......     2,079,171        2,122,762
  Separate and variable accounts................................     3,158,144        3,271,716
  Other assets..................................................     2,263,984        2,222,867
                                                                  ------------     ------------
            Total assets........................................  $151,149,414     $148,431,002
                                                                   ===========      ===========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   DECEMBER 31,
                                                                                       1996
                                                                   MARCH 31,       ------------
                                                                      1997
                                                                  ------------
                                                                  (UNAUDITED)
LIABILITIES:
  Reserve for losses and loss expenses..........................  $ 33,718,890     $ 33,429,807
  Reserve for unearned premiums.................................     7,912,707        7,598,928
  Future policy benefits for life and accident and health
     insurance contracts........................................    24,534,193       24,002,860
  Policyholders' contract deposits..............................     9,826,724        9,803,409
  Other policyholders' funds....................................     2,223,592        2,219,907
  Reserve for commissions, expenses and taxes...................     1,517,348        1,511,122
  Insurance balances payable....................................     2,119,612        1,832,649
  Funds held by companies under reinsurance treaties............       370,877          383,306
  Income taxes payable:
     Current....................................................       392,202          201,978
     Deferred...................................................       497,439          586,703
  Financial services liabilities:
     Borrowings under obligations of guaranteed investment
       agreements...............................................     5,802,499        5,723,228
     Securities sold under agreements to repurchase, at contract
       value....................................................     2,646,728        3,039,423
     Trading liabilities........................................     4,089,060        3,313,508
     Securities and spot commodities sold but not yet purchased,
       at market value..........................................     1,809,125        1,568,542
     Unrealized loss on interest rate and currency swaps,
       options and forward transactions.........................     4,798,120        5,414,433
     Deposits due to banks and other depositors.................     1,166,355        1,206,374
     Commercial paper...........................................     3,348,214        2,739,388
     Notes, bonds and loans payable.............................    12,588,260       12,312,805
  Commercial paper..............................................     1,692,899        1,758,588
  Notes, bonds, loans and mortgages payable.....................     1,053,736          986,505
  Separate and variable accounts................................     3,158,144        3,271,716
  Other liabilities.............................................     3,121,643        3,081,599
                                                                  ------------     ------------
            Total liabilities...................................   128,388,367      125,986,778
                                                                  ------------     ------------

  Preferred shareholders' equity in subsidiary company..........       400,000          400,000

CAPITAL FUNDS:
  Common stock, $2.50 par value: 1,000,000,000 shares
     authorized; shares issued 1997 -- 506,084,172;
     1996 -- 506,084,172........................................     1,265,210        1,265,210
  Additional paid-in capital....................................       121,183          127,415
  Unrealized appreciation of investments, net of taxes..........     1,048,525        1,378,318
  Cumulative translation adjustments, net of taxes..............      (578,280)        (493,218)
  Retained earnings.............................................    21,154,862       20,420,881
  Treasury stock, at cost; 1997 -- 36,525,461;
     1996 -- 36,643,026 shares of common stock..................      (650,453)        (654,382)
                                                                  ------------     ------------
            Total capital funds.................................    22,361,047       22,044,224
                                                                  ------------     ------------
            Total liabilities and capital funds.................  $151,149,414     $148,431,002
                                                                   ===========      ===========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                            THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                      -------------------------
                                                                         1997           1996
                                                                      ----------     ----------
General insurance operations:
Net premiums written..............................................    $3,313,944     $3,125,840
Change in unearned premium reserve................................      (319,965)      (299,813)
                                                                      ----------     ----------
Net premiums earned...............................................     2,993,979      2,826,027
Net investment income.............................................       451,071        409,534
Realized capital gains............................................        49,318         27,663
                                                                      ----------     ----------
                                                                       3,494,368      3,263,224
                                                                      ----------     ----------
Losses and loss expenses incurred.................................     2,303,551      2,178,060
Underwriting expenses.............................................       571,644        558,959
                                                                      ----------     ----------
                                                                       2,875,195      2,737,019
                                                                      ----------     ----------
Operating income..................................................       619,173        526,205
                                                                      ----------     ----------
Life insurance operations:
Premium income....................................................     2,301,174      2,041,262
Net investment income.............................................       679,342        642,935
Realized capital gains............................................         8,162          4,058
                                                                      ----------     ----------
                                                                       2,988,678      2,688,255
                                                                      ----------     ----------
Death and other benefits..........................................       895,528        798,993
Increase in future policy benefits................................     1,166,584      1,053,874
Acquisition and insurance expenses................................       572,374        548,444
                                                                      ----------     ----------
                                                                       2,634,486      2,401,311
                                                                      ----------     ----------
Operating income..................................................       354,192        286,944
                                                                      ----------     ----------
Financial services operating income...............................       133,359        108,099
Equity in income of minority-owned insurance operations...........        25,720         22,184
Other realized capital losses.....................................        (7,091)          (799)
Minority interest.................................................       (10,658)       (12,115)
Other income (deductions) -- net..................................       (18,419)       (12,763)
                                                                      ----------     ----------
Income before income taxes........................................     1,096,276        917,755
                                                                      ----------     ----------
Income taxes (benefits) -- Current................................       276,723        280,647
                         -- Deferred..............................        38,618        (34,110)
                                                                      ----------     ----------
                                                                         315,341        246,537
                                                                      ----------     ----------
Net income........................................................    $  780,935     $  671,218
                                                                      ==========     ==========
Earnings per common share.........................................    $     1.66     $     1.42
                                                                      ==========     ==========
Cash dividends per common share...................................    $     0.10     $    0.085
                                                                      ==========     ==========
Average shares outstanding........................................       469,506        473,970
                                                                      ----------     ----------

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED MARCH
                                                                                31,
                                                                    ---------------------------
                                                                       1997            1996
                                                                    -----------     -----------
Cash Flows From Operating Activities:
Net income......................................................    $   780,935     $   671,218
                                                                    -----------     -----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Non-cash revenues, expenses, gains and losses included in
     income:
  Change in:
     General and life insurance reserves........................      1,148,476       1,202,043
     Premiums and insurance balances receivable and payable --
       net......................................................       (452,338)        225,930
     Reinsurance assets.........................................       (283,670)       (282,922)
     Deferred policy acquisition costs..........................       (159,777)       (160,338)
     Investment income due and accrued..........................          2,944          64,019
     Funds held under reinsurance treaties......................        (12,429)         61,209
     Other policyholders' funds.................................          3,685          25,289
     Current and deferred income taxes -- net...................        228,842          36,561
     Reserve for commissions, expenses and taxes................          6,226         200,934
     Other assets and liabilities -- net........................         (1,073)        (58,903)
     Trading assets and liabilities -- net......................         96,855         645,322
     Trading securities, at market value........................         21,310         618,207
     Spot commodities, at market value..........................       (246,127)         98,741
     Net unrealized gain on interest rate and currency swaps,
       options and forward transactions.........................       (292,875)       (556,717)
     Securities purchased under agreements to resell............        (95,929)       (881,585)
     Securities sold under agreements to repurchase.............       (392,695)        367,524
     Securities and spot commodities sold but not yet purchased,
       at market value..........................................        240,583        (281,857)
  Realized capital gains........................................        (50,389)        (30,922)
  Equity in income of partially-owned companies and other
     invested assets............................................        (34,319)        (37,825)
  Depreciation expenses, principally flight equipment...........        204,018         188,251
  Change in cumulative translation adjustments..................       (115,016)        (25,475)
  Other -- net..................................................         (5,293)         23,812
                                                                    -----------     -----------
  Total adjustments.............................................       (188,991)      1,441,298
                                                                    -----------     -----------
Net cash provided by operating activities.......................    $   591,944     $ 2,112,516
                                                                    -----------     -----------

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED MARCH
                                                                                31,
                                                                    ---------------------------
                                                                       1997            1996
                                                                    -----------     -----------
Cash Flows From Investing Activities:
  Cost of fixed maturities, at amortized cost matured or
     redeemed...................................................    $   428,108     $   401,859
  Cost of bonds, at market sold.................................      2,479,723       2,376,241
  Cost of bonds, at market matured or redeemed..................        707,346         573,533
  Cost of equity securities sold................................        638,538         908,237
  Realized capital gains........................................         50,389          30,922
  Purchases of fixed maturities.................................     (4,332,108)     (5,164,518)
  Purchases of equity securities................................       (737,605)     (1,052,071)
  Mortgage, policy and collateral loans granted.................       (467,118)     (1,237,486)
  Repayments of mortgage, policy and collateral loans...........        568,642         280,476
  Sales of securities available for sale........................      1,047,866         589,219
  Maturities of securities available for sale...................      2,401,923          37,174
  Purchases of securities available for sale....................     (3,059,657)       (843,747)
  Sales of flight equipment.....................................         35,913         141,507
  Purchases of flight equipment.................................     (1,229,084)       (878,048)
  Net additions to real estate and other fixed assets...........        (25,029)        (52,149)
  Sales or distributions of other invested assets...............      2,071,444         170,655
  Investments in other invested assets..........................     (2,276,363)       (275,657)
  Change in short-term investments..............................        237,625         233,213
  Investments in partially-owned companies......................        (10,695)         (6,783)
                                                                    -----------     -----------
Net cash used in investing activities...........................     (1,470,142)     (3,767,423)
                                                                    -----------     -----------
Cash Flows From Financing Activities:
  Change in policyholders' contract deposits....................         23,315       1,465,937
  Change in deposits due to banks and other depositors..........        (40,019)       (237,083)
  Change in commercial paper....................................        543,137         700,460
  Proceeds from notes, bonds, loans and mortgages payable.......      2,115,484         466,827
  Repayments on notes, bonds, loans and mortgages payable.......     (1,775,215)       (557,717)
  Proceeds from guaranteed investment agreements................        587,719         447,331
  Maturities of guaranteed investment agreements................       (508,448)       (535,058)
  Proceeds from subsidiary company preferred stock issued.......             --             (98)
  Proceeds from common stock issued.............................         11,011           5,582
  Cash dividends to shareholders................................        (46,954)        (40,307)
  Acquisition of treasury stock.................................        (14,596)        (96,634)
  Other - net...................................................          1,282           1,936
                                                                    -----------     -----------
Net cash provided by financing activities.......................        896,716       1,621,176
                                                                    -----------     -----------
Change in cash..................................................         18,518         (33,731)
Cash at beginning of period.....................................         58,740          88,371
                                                                    -----------     -----------
Cash at end of period...........................................    $    77,258     $    54,640
                                                                     ==========      ==========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

a) These statements are unaudited. In the opinion of management, all adjustments consisting of normal recurring accruals have been made for a fair presentation of the results shown.

b) Earnings per share of American International Group, Inc. (AIG) are based on the weighted average number of common shares outstanding during the period.

c) Supplemental cash flow information for the three month periods ended March 31, 1997 and 1996 is as follows:

                                                               1997         1996
                                                             --------     --------
                                                             (IN THOUSANDS)
            Income taxes paid..............................  $ 81,900     $198,600
            Interest paid..................................  $314,600     $380,100

d) In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FASB 128). This statement simplifies the existing computational guidelines, revises the disclosure requirements and increases earnings per share comparability on an international basis.

    FASB 128 is effective for year end 1997. Earlier application is not permitted. The pro forma share and earnings per share amounts computed using FASB 128 for the three month periods ended March 31, 1997 and 1996 were as follows:

                                                                       1997             1996
                                                                     --------         --------
                                                                     (IN THOUSANDS, EXCEPT PER
                                                                     SHARE AMOUNTS)
Average outstanding shares used in the computation of per share earnings:
  Common stock issued............................................     506,084          506,084
  Common stock in treasury.......................................     (36,578)         (32,114)
                                                                     --------         --------
  Average outstanding shares -- basic............................     469,506          473,970
                                                                     --------         --------
  Stock options (treasury stock method)..........................       2,021            1,917
  Stock purchase plan............................................          35               29
                                                                     --------         --------
Average outstanding shares -- diluted............................     471,562          475,916
                                                                     --------         --------
Net income applicable to common stock............................    $780,935         $671,218
                                                                     --------         --------
Net income per share:
  Basic..........................................................       $1.66            $1.42
  Diluted........................................................       $1.66            $1.41

e) For further information, refer to the Annual Report on Form 10-K of AIG for the year ended December 31, 1996.

                       AMERICAN INTERNATIONAL GROUP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONAL REVIEW

General Insurance Operations

General insurance operations for the three month periods ending March 31, 1997 and 1996 were as follows:

(in thousands)
------------------------------------------------------

                                 1997             1996
------------------------------------------------------
Net premiums written:
  Domestic                    $2,254,153       $2,083,944
  Foreign                      1,059,791        1,041,896
------------------------------------------------------
Total                         $3,313,944       $3,125,840
------------------------------------------------------
Net premiums earned:
  Domestic                    $2,008,157       $1,857,659
  Foreign                        985,822          968,368
------------------------------------------------------
Total                         $2,993,979       $2,826,027
------------------------------------------------------
Adjusted underwriting
  profit:
  Domestic                    $   10,973       $      946
  Foreign                        107,811           88,062
------------------------------------------------------
Total                         $  118,784       $   89,008
------------------------------------------------------
Net investment income:
  Domestic                    $  367,561       $  319,068
  Foreign                         83,510           90,466
------------------------------------------------------
Total                         $  451,071       $  409,534
------------------------------------------------------
Operating income before
  realized capital gains:
  Domestic                    $  378,534       $  320,014
  Foreign                        191,321          178,528
------------------------------------------------------
Total                            569,855          498,542
Realized capital gains            49,318           27,663
------------------------------------------------------
Operating income              $  619,173       $  526,205
------------------------------------------------------

     During the first three months of 1997, the net premiums written and net premiums earned in AIG's general insurance operations increased 6.0 percent and
5.9 percent, respectively, from those of 1996.

     The growth in net premiums written in the first three months of 1997 resulted from a combination of several factors. Domestically, AIG continued to achieve volume growth in some specialty markets, mortgage guaranty insurance and in personal lines. Overseas, the primary reason for growth was also volume increases. Foreign general insurance operations produced 32.0 percent of the general insurance net premiums written in the first three months of 1997 and
33.3 percent in the same period of 1996.

     In comparing the foreign exchange rates used to translate the results of AIG's foreign general operations during the first three months of 1997 to those foreign exchange rates used to translate AIG's foreign general results during the same period of 1996, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, when foreign net premiums written were translated into U.S. dollars for the purposes of consolidation, total general insurance net premiums written were approximately 2.1 percentage points less than they would have been if translated utilizing those exchange rates which prevailed during that same period of 1996.

     Net premiums written are initially deferred and earned based upon the terms of the underlying policies. The net unearned premium reserve constitutes the deferred revenues which are generally earned ratably over the policy period. Thus, the net unearned premium reserve is not fully recognized as net premiums earned until the end of the policy period.

     The statutory general insurance ratios were as follows:

             ------------------------------------------------------

                                        1997       1996
------------------------------------------------------
Domestic:
  Loss Ratio                            86.06      86.21
  Expense Ratio                         13.91      13.92
------------------------------------------------------
Combined Ratio                          99.97     100.13
------------------------------------------------------
Foreign:
  Loss Ratio                            58.36      59.54
  Expense Ratio                         30.80      31.33
------------------------------------------------------
Combined Ratio                          89.16      90.87
------------------------------------------------------
Consolidated:
  Loss Ratio                            76.94      77.07
  Expense Ratio                         19.31      19.72
------------------------------------------------------
Combined Ratio                          96.25      96.79
------------------------------------------------------

     Adjusted underwriting profit (operating income less net investment income and realized capital gains) represents statutory underwriting profit adjusted primarily for changes in deferred acquisition costs. The adjusted underwriting profits were $118.8 million in the first three months of 1997 and $89.0 million in the same period of 1996.

     AIG's results reflect the net impact of incurred losses from catastrophes approximating $16 million and $56 million in 1997 and 1996, respectively. AIG's gross incurred losses from catastrophes approximated $22 million and $200 million in 1997 and 1996, respectively. If catastrophes were excluded from the losses incurred in each period, the pro forma consolidated statutory general insurance ratios would be as follows:

------------------------------------------------------
                                       1997        1996
------------------------------------------------------
Loss Ratio                             76.42       75.09
Expense Ratio                          19.31       19.72
------------------------------------------------------
Combined Ratio                         95.73       94.81
------------------------------------------------------

     AIG's ability to maintain its combined ratio below 100 is primarily attributable to the profitability of AIG's foreign general insurance operations and AIG's emphasis on maintaining its disciplined underwriting, especially in the domestic specialty markets. In addition, AIG does not seek net premium growth where rates do not adequately reflect its assessment of exposures.

     General insurance net investment income in the first three months of 1997 increased 10.1 percent when compared to the same period of 1996. The growth in net investment income in 1997 was primarily attributable to new cash flow for investment. The new cash flow was generated from net general insurance operating cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     General insurance realized capital gains were $49.3 million in the first three months of 1997 and $27.7 million in 1996. These realized gains resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale and trading fixed maturities as well as redemptions of fixed maturities.

     General insurance operating income in the first three months of 1997 increased 17.7 percent when compared to the same period of 1996. The contribution of general insurance operating income to income before income taxes was 56.5 percent in 1997 compared to 57.3 percent in 1996.

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

     AIG's general reinsurance assets amounted to $16.60 billion and resulted from AIG's reinsurance arrangements. Thus, a credit exposure existed at March 31, 1997, with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. This development includes losses incurred but not reported
(IBNR). At December 31, 1996, approximately 50 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances were collateralized. The remaining 50 percent of the general reinsurance assets were from authorized reinsurers and over 97 percent of such balances were from reinsurers rated A- (excellent) or better, as rated by A.M. Best. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Through March 31, 1997, these distribution percentages have not significantly changed.

     AIG's provision for estimated unrecoverable reinsurance has not changed significantly from December 31, 1996. AIG had allowances for unrecoverable reinsurance approximating $125 million. At that date, and prior to this allowance, AIG had no significant reinsurance recoverables from any individual reinsurer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restric-

tion). AIG has not entered into any material cessions that would provide surplus relief.

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

     At March 31, 1997, the consolidated general reinsurance assets of $16.60 billion include reinsurance recoverables for paid losses and loss expenses of $1.94 billion and $13.14 billion with respect to the ceded reserve for losses and loss expenses, including ceded IBNR (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently. It is AIG's belief that the ceded reserves at March 31, 1997 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

     At March 31, 1997, general insurance reserves for losses and loss expenses (loss reserves) amounted to $33.72 billion, an increase of $289.1 million or one percent over the prior year end and represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses and minor amounts of discounting related to certain workers' compensation claims. General insurance net loss reserves increased $176.5 million or one percent to $20.58 billion and represent loss reserves reduced by reinsurance recoverable, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at March 31, 1997. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on such future results of operations.

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

     Estimation of asbestos and environmental claims loss reserves is a difficult process. These asbestos and environmental claims cannot be estimated by conventional reserving techniques as previously described. Quantitative techniques frequently have to be supplemented by subjective considerations including managerial judgment. Significant factors which affect the trends which influence the development of asbestos and environmental claims are the inconsistent court resolutions and judicial interpretations which broaden the intent of the policies and scope of coverage. The current case law can be characterized as still evolving and there is little likelihood of any firm direction in the near future. Additionally, the exposure for cleanup costs of hazardous waste dump sites involves issues such as allocation of responsibility among potentially responsible parties and the government's refusal to release parties. The cleanup cost exposure may significantly change if the Congressional reauthorization of Superfund dramatically changes, thereby reducing or increasing litigation and cleanup costs.

     In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by changes in Superfund and waste dump site coverage issues. Additional liabilities could emerge for amounts in excess of the current reserves held. Although this emergence cannot now be reasonably estimated, it could have a material adverse impact on AIG's future operating results. The reserves carried for these claims at March 31, 1997 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. (See the previous discussion on reinsurance collectibility herein.)

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

     A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at March 31, 1997 and 1996 was as follows:

(in millions)
------------------------------------------------------

                               1997               1996
                          -------------      -------------
                          GROSS     NET      Gross     Net
------------------------------------------------------
Asbestos:
Reserve for losses and
  loss expenses at
  beginning of period    $  875.9  $172.3   $  744.8  $127.9
Losses and loss
  expenses incurred         112.2    16.2       55.8    12.9
Losses and loss
  expenses paid            (142.5)  (15.4)     (78.2)  (14.9)
------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period              $  845.6  $173.1   $  722.4  $125.9
------------------------------------------------------
Environmental:
Reserve for losses and
  loss expenses at
  beginning of period    $1,427.4  $570.6   $1,197.9  $379.3
Losses and loss
  expenses incurred          38.4    12.0       89.8    29.8
Losses and loss
  expenses paid             (28.5)  (10.2)     (37.2)  (11.8)
------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period              $1,437.3  $572.4   $1,250.5  $397.3
------------------------------------------------------
Combined:
Reserve for losses and
  loss expenses at
  beginning of period    $2,303.3  $742.9   $1,942.7  $507.2
Losses and loss
  expenses incurred         150.6    28.2      145.6    42.7
Losses and loss
  expenses paid            (171.0)  (25.6)    (115.4)  (26.7)
------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period              $2,282.9  $745.5   $1,972.9  $523.2
------------------------------------------------------

     The gross and net IBNR included in the aforementioned reserve for losses and loss expenses at March 31, 1997 and 1996 were estimated as follows:

(in thousands)
------------------------------------------------------

                           1997                  1996
                    -----------------      ----------------
                     GROSS       NET       Gross      Net
------------------------------------------------------
Combined           $1,057,550  $424,052   $741,000  $244,200
------------------------------------------------------

     A summary of asbestos and environmental claims count activity for the three month periods ended March 31, 1997 and 1996 were as follows:

   ------------------------------------------------------------------------------------------------------------------
                                                        1997                                        1996
                                         ----------------------------------          ----------------------------------
                                        ASBESTOS    ENVIRONMENTAL    COMBINED       Asbestos    Environmental    Combined
------------------------------------------------------------------------------------------------------------------
Claims at beginning of period             5,668         17,395        23,063          5,244         17,858        23,102
Claims during period:
  Opened                                    331            961         1,292            283            548           831
  Settled                                   (46)          (113)         (159)           (29)          (157)         (186)
  Dismissed or otherwise resolved          (180)          (494)         (674)          (206)        (1,396)       (1,602)
------------------------------------------------------------------------------------------------------------------
Claims at end of period                   5,773         17,749        23,522          5,292         16,853        22,145
------------------------------------------------------------------------------------------------------------------

     The average cost per claim settled, dismissed or otherwise resolved for the three month periods ended March 31, 1997 and 1996 was as follows:

------------------------------------------------------

                         1997                   1996
                    ---------------       ----------------
                    GROSS      NET        Gross      Net
------------------------------------------------------
Asbestos           $630,500  $68,100     $332,800  $ 63,400
Environmental        47,000   16,800       24,000     7,600
Combined            205,300   30,700       64,500    14,900
------------------------------------------------------

     An insurance rating agency has developed a survival ratio to measure the number of years it would take a company to exhaust both its asbestos and environmental reserves for losses and loss expenses based on that company's current level of asbestos and environmental claims payments. The higher the ratio, the more years the reserves for losses and loss expenses cover these claims payments. These ratios are computed based on the respective ending reserves for losses and loss expenses over the respective claims settlements during the fiscal year. Such payments include indemnity payments and legal and loss adjustment payments. It should be noted, however, that this is an ex-tremely simplistic approach to measuring asbestos and environmental reserve levels. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have significant impact on the amount of asbestos and environmental losses and loss expense reserves, ultimate payments thereof and the resultant ratio.

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

     AIG's survival ratios for involuntary asbestos and environmental claims, separately and combined, were based upon a three year average payment. These ratios at March 31, 1997 and 1996 were as follows:

------------------------------------------------------

                           1997                  1996
                       -------------         -------------
                      GROSS      NET        Gross      Net
------------------------------------------------------
Involuntary survival
  ratios:
  Asbestos              2.5       3.5         3.7       3.1
  Environmental        17.3      17.9        17.4      14.0
  Combined              5.9       9.8         8.1       8.2
------------------------------------------------------

     AIG's operations are negatively impacted under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company's future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments, net of credits for 1996 was $18.8 million. Based upon current information, AIG does not anticipate that its net assessment will be significantly different in 1997.

     AIG is also required to participate in various involuntary pools (principally workers' compensation business) which provide insurance coverage for those not able to obtain such coverage in the voluntary markets. This participation is also recorded upon notification, as these amounts cannot reasonably be estimated.

Life Insurance Operations

Life insurance operations for the three month periods ending March 31, 1997 and 1996 were as follows:

(in thousands)
------------------------------------------------------

                                1997             1996
------------------------------------------------------
Premium income:
  Domestic                  $    117,351     $    141,663
  Foreign                      2,183,823        1,899,599
------------------------------------------------------
Total                       $  2,301,174     $  2,041,262
------------------------------------------------------
Net investment income:
  Domestic                  $    206,031     $    245,881
  Foreign                        473,311          397,054
------------------------------------------------------
Total                       $    679,342     $    642,935
------------------------------------------------------
Operating income before
  realized capital gains:
  Domestic                  $     30,292     $     25,228
  Foreign                        315,738          257,658
------------------------------------------------------
Total                            346,030          282,886
Realized capital gains             8,162            4,058
------------------------------------------------------
Operating income            $    354,192     $    286,944
------------------------------------------------------
Life insurance in-force:*
  Domestic                  $ 62,057,378     $ 60,419,342
  Foreign                    366,150,858      361,563,791
------------------------------------------------------
Total                       $428,208,236     $421,983,133
------------------------------------------------------

* Amounts presented were as at March 31, 1997 and December 31, 1996, respectively.

     AIG's life insurance operations, demonstrating the strength of its franchise, continued to show growth primarily as a result of overseas operations, particularly in Asia. AIG's life premium income during the first three months of 1997 represented a 12.7 percent increase from the same period in 1996. Foreign life operations produced 94.9 percent and 93.1 percent of the life premium income in 1997 and 1996, respectively.

     As previously discussed, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, for the first three months of 1997, when foreign life premium income was translated into U.S. dollars for purposes of consolidation, total life premium income was approximately 3.6 percentage points less than it would have been if translated utilizing exchange rates prevailing in the same period of 1996.

     Life insurance net investment income increased 5.7 percent during the first three months of 1997. The growth in net investment income was primarily attributable to foreign new cash flow for investment. The new cash flow was generated from life insurance operations and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     The decline in domestic premium income and net investment income resulted from the redemption of corporate owned life insurance policies beginning in 1996 and continuing into 1997. Such redemptions had no significant effect on domestic operating income.

     The traditional life products, such as whole and term life and endowments, were the major contributors to the growth in foreign premium income and investment income, particularly in Asia, and continue to be the primary source of growth in the life segment. A mixture of traditional, accident and health and financial products are being sold in Japan.

     Life insurance realized capital gains were $8.2 million in 1997 and $4.1 million in 1996. These realized gains resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

     Life insurance operating income during the first three months of 1997 increased 23.4 percent to $354.2 million. Excluding realized capital gains from life insurance operating income, the percent increase would be 22.3 percent during the first three months of 1997. The contribution of life insurance operating income to income before income taxes amounted to 32.3 percent during the first three months of 1997 compared to 31.3 percent in the same period of 1996.

     The risks associated with the traditional life and accident and health products are underwriting risk and investment risk. The risk associated with the financial and investment contract products is investment risk.

     Underwriting risk represents the exposure to loss resulting from the actual policy experience adversely emerging in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses. AIG's life companies limit their maximum underwriting exposure on traditional life insurance of a single life to approximately one million dollars of coverage by using yearly renewable term reinsurance. The life insurance operations have not entered into assumption reinsurance transactions or surplus relief transactions during the two year period ended March 31, 1997.

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

     The asset-liability relationship is appropriately managed in AIG's foreign operations, as it has been throughout AIG's history, even though certain territories lack qualified long-term investments or there are investment restrictions imposed by the local regulatory authorities. For example, in Japan and several Southeast Asia territories, the duration of the investments is often for a shorter period than the effective maturity of such policy liabilities. Therefore, there is a risk that the reinvestment of the proceeds at the maturity of the investments may be at a yield below that of the interest required for the accretion of the policy liabilities. At December 31, 1996, the average duration of the investment portfolio in Japan was 5.9 years, while the related policy liabilities were estimated to be 12.3 years. These durations have not changed significantly during 1997. To maintain an adequate yield to match the interest required over the duration of the liabilities, constant management focus is required to reinvest the proceeds of the maturing securities without sacrificing investment quality. To the extent permitted under local regulation, AIG may invest in qualified longer-term securities outside Japan to achieve a closer matching in both duration and the required yield. AIG is able to manage any asset-liability duration difference through maintenance of sufficient global liquidity and to support any operational shortfall through its international financial network. Domestically, active monitoring assures appropriate asset-liability matching as there are investments available to match the duration and the required yield. (See also the discussion under "Liquidity" herein.)

     AIG uses asset-liability matching as a management tool to determine the composition of the invested assets and marketing strategies. As a part of these strategies, AIG may determine that it is economically advantageous to be temporarily in an unmatched position due to anticipated interest rate or other economic changes.

Financial Services Operations

Financial services operations for the three month periods ending March 31, 1997 and 1996 were as follows:

(in thousands)
------------------------------------------------------

                                    1997          1996
------------------------------------------------------
Revenues:
International Lease Finance Corp. $415,588     $  363,360
AIG Financial Products Corp.*       81,176        104,128
AIG Trading Group Inc.*             78,352         65,644
Other                              112,207         70,964
------------------------------------------------------
Total                             $687,323     $  604,096
------------------------------------------------------
Operating income:
International Lease Finance Corp. $ 84,427     $   69,500
AIG Financial Products Corp.        42,211         41,322
AIG Trading Group Inc.              14,261         11,832
Other, including intercompany
  adjustments                       (7,540)       (14,555)
------------------------------------------------------
Total                             $133,359     $  108,099
------------------------------------------------------

*Represents net trading revenues.

     Financial services operating income increased 23.4 percent in the first three months of 1997 over 1996.

     International Lease Finance Corporation (ILFC) generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in the first three months of 1997 increased 14.4 percent from 1996. The revenue increase resulted primarily from the growth both in the size and relative cost of the fleet. During the first three months of 1997, operating income increased
21.5 percent from 1996. The composite borrowing rates during the first three months of 1997 and 1996 were 6.20 percent and 6.39 percent, respectively. Declines in interest rates generally have a positive effect on leasing margins. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     ILFC is exposed to loss through non-performance of aircraft lessees, through owning aircraft which it would be unable to lease or re-lease at acceptable rates or sell at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At March 31, 1997, ILFC's aircraft subject to operating leases totaled 324 and there were no aircraft off lease. At March 31, 1997, approximately 80 percent of the fleet was leased to foreign airlines. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     AIG Financial Products Corp. and its subsidiaries (AIGFP) participate in the derivatives dealer market conducting, primarily as principal, an interest rate, currency and equity derivative products business. AIGFP also enters into structured transactions including long-dated forward foreign exchange contracts, option transactions, liquidity facilities and investment agreements and invests in a diversified portfolio of securities. AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than for speculative transactions. Revenues in the first three months of 1997 decreased 22.0 percent from the same period of 1996. However, during the first three months of 1997, operating income increased 2.2 percent from the same period of 1996. As AIGFP is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein.)

     AIG Trading Group Inc. and its subsidiaries (AIGTG) derive a substantial portion of their revenues from market making and trading activities, as principals, in foreign exchange, interest rates, precious and base metals and natural gas and other energy products. Revenues in the first three months of 1997 increased 19.4 percent from the same period of 1996. During the first three months of 1997, operating income increased 20.5 percent from the same period of 1996. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein.)

     Financial services operating income represented 12.2 percent of AIG's income before income taxes in the first three months of 1997. This compares to
11.8 percent in the same period of 1996.

Other Operations

In the first three months of 1997, AIG's equity in income of minority-owned insurance operations was $25.7 million compared to $22.2 million in the same period of 1996. In the first three months of 1997, the equity interest in insurance companies represented 2.3 percent of income before income taxes compared to 2.4 percent in the same period of 1996.

     Other realized capital losses amounted to $7.1 million and $0.8 million in the first three months of 1997 and 1996, respectively.

     Minority interest represents minority shareholders' equity in income of certain consolidated subsidiaries. In the first three months of 1997, minority interest amounted to $10.7 million. In the first three months of 1996, minority interest amounted to $12.1 million.

     Other income (deductions)--net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially-owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In the first three months of 1997, net deductions amounted to $18.4 million. In the same period of 1996, net deductions amounted to $12.8 million.

     Income before income taxes amounted to $1.10 billion in the first three months of 1997, and $917.8 million in the same period of 1996.

     In the first three months of 1997, AIG recorded a provision for income taxes of $315.3 million compared to the provision of $246.5 million in the same period of 1996. These provisions represent effective tax rates of 28.8 percent in the first three months of 1997, and 26.9 percent in the same period of 1996. The increase in the effective tax rate in 1997 over the prior period is primarily due to the increase in the domestic general adjusted underwriting profit relative to income before income taxes.

     Net income amounted to $780.9 million in the first three months of 1997 and $671.2 million in the same period of 1996. The increases in net income over the periods resulted from those factors described above.

CAPITAL RESOURCES

At March 31, 1997, AIG had total capital funds of $22.36 billion and total borrowings of $24.49 billion. At that date, $20.85 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

     Total borrowings at March 31, 1997 and December 31, 1996 were as follows:

(in thousands)
------------------------------------------------------

                                 1997            1996
------------------------------------------------------
GIAs -- AIGFP                 $ 5,802,499     $ 5,723,228
------------------------------------------------------
Commercial Paper:
  Funding                         868,791       1,018,510
  ILFC(a)                       3,348,214       2,739,388
  AICCO                           824,108         740,078
------------------------------------------------------
  Total                         5,041,113       4,497,976
------------------------------------------------------
Medium Term Notes:
  ILFC(a)                       2,510,065       2,551,485
  AIG                             140,000         140,000
------------------------------------------------------
  Total                         2,650,065       2,691,485
------------------------------------------------------
Notes and Bonds Payable:
  ILFC(a)                       3,800,000       3,500,000
  AIGFP                         5,286,474       5,243,042
  AIGTG                                --          10,442
  AIG: Lire bonds                 159,067         159,067
     Zero coupon notes             84,017          81,761
------------------------------------------------------
  Total                         9,329,558       8,994,312
------------------------------------------------------
Loans and Mortgages Payable:
  ILFC(a)(b)                      991,721       1,007,836
  AIG                             670,652         605,677
------------------------------------------------------
  Total                         1,662,373       1,613,513
------------------------------------------------------
Total Borrowings               24,485,608      23,520,514
------------------------------------------------------
Borrowings not guaranteed by
  AIG                          10,650,000       9,798,709
Matched GIA borrowings          5,802,499       5,723,228
Matched notes and bonds
  payable -- AIGFP              4,401,611       4,576,900
------------------------------------------------------
                               20,854,110      20,098,837
------------------------------------------------------
Remaining borrowings of AIG   $ 3,631,498     $ 3,421,677
------------------------------------------------------

(a)AIG does not guarantee or support these borrowings.
(b)Primarily capital lease obligations.

     AIGFP increased the aggregate principal amount outstanding of its notes and bonds payable to $5.29 billion, a net increase of $43.4 million and increased its net GIA borrowings by $79.3 million. AIGFP uses the proceeds from the issuance of notes and bonds to invest in a segregated portfolio of securities available for sale. Funds received from GIA borrowings are invested in a diversified portfolio of securities and derivative transactions. (See also the discussions under "Operational Review", "Liquidity" and "Derivatives" herein.)

     AIG Funding, Inc. (Funding), through the issuance of commercial paper, fulfills the short-term cash requirements of AIG and its subsidiaries. Funding intends to continue to meet AIG's funding requirements through the issuance of commercial paper guaranteed by AIG. This issuance of Funding's commercial paper is subject to the approval of AIG's Board of Directors. ILFC and A.I. Credit Corp. (AICCO) issue commercial paper for the funding of their own operations. AIG does not guarantee AICCO's or ILFC's commercial paper. However, AIG has entered into an agreement in support of AICCO's commercial paper. From time to time, AIGFP may issue commercial paper, which AIG guarantees, to fund its operations. At March 31, 1997, AIGFP had no commercial paper outstanding. (See also the discussion under "Derivatives" herein.)

     AIG and Funding have entered into two syndicated revolving credit facilities (the Facilities) aggregating $1 billion. The Facilities consist of a $500 million 364 day revolving credit facility and a $500 million five year revolving credit facility. The Facilities can be used for general corporate purposes and also provide backup for AIG's commercial paper programs administered by Funding. There are currently no borrowings outstanding under either of the Facilities, nor were any borrowings outstanding as of March 31, 1997.

     ILFC increased the aggregate principal amount outstanding of its medium term and term notes to $6.31 billion at March 31, 1997, a net increase of $258.6 million, and recorded a net decline in its capital lease obligations of $16.3 million and a net increase in its commercial paper of $608.8 million at that date. At March 31, 1997, ILFC had $1.97 billion aggregate principal amount of debt securities registered for issuance from time to time. The cash used to purchase flight equipment, including progress payments during the construction phase, is primarily derived from the proceeds of ILFC's debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover of prior debt. (See also the discussions under "Operational Review" and "Liquidity" herein.)

     During the first three months of 1997, AIG did not issue any medium term notes and none of previously issued notes matured. At March 31, 1997, AIG had $647.0 million aggregate principal amount of debt securities registered for issuance from time to time.

     AIG's capital funds have increased $316.8 million in the first three months of 1997. Unrealized appreciation of investments, net of taxes declined $329.8 million, primarily as a result of the effect of rising interest rates on the market value of the bonds available for sale portfolio. During the first three months of 1997, the cumulative translation adjustment loss, net of taxes, increased $85.1 million and retained earnings increased $734.0 million, resulting from net income less dividends.

     Through April 30, 1997, AIG repurchased in the open market 1.8 million shares of its common stock at a cost of $209.5 million. AIG intends to continue to buy its common shares in the open market from time to time and to satisfy its obligations under various employee benefit plans through such purchases.

     Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At March 31, 1997, there were no significant statutory or regulatory issues which would impair AIG's financial condition, results of operations or liquidity. (See also the discussion under "Liquidity" herein.)

     In 1989, the National Association of Insurance Commissioners (NAIC) adopted the "NAIC Solvency Policing Agenda for 1990". Included in this agenda was the development of Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company's statutory surplus to the risk inherent in its overall operations.

     At December 31, 1996, the adjusted capital of each of AIG's domestic general companies and of each of AIG's domestic life companies exceeded each of their RBC standards by considerable mar-gins. There has been no significant change through March 31, 1997.

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

LIQUIDITY

At March 31, 1997, AIG's consolidated invested assets included approximately $1.85 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first three months of 1997 amounted to approximately $591.9 million.

     Management believes that AIG's liquid assets, its net cash provided by operations, and access to the capital markets will enable it to meet any foreseeable cash requirements.

     AIG's liquidity is primarily derived from the operating cash flows of its general and life insurance operations.

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance pre-tax operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG's insurance operations generated approximately $1.2 billion in pre-tax cash flow during the first three months of 1997. Cash flow includes periodic premium collections, including policyholders' contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits, acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance investment operations generated approximately $1.2 billion in investment income cash flow during the first three months of 1997. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains.

     The combined insurance pre-tax operating cash flow coupled with the cash and short-term investments of $1.5 billion provided the insurance operations with a significant amount of liquidity during the first three months of 1997. This liquidity is available to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy loans and collateral loans. With this liquidity coupled with proceeds of approximately $4.25 billion from the maturities, sales and redemptions of fixed income securities and from the sale of marketable equity securities, AIG purchased approximately $5.07 billion of fixed income securities and marketable equity securities during the first three months of 1997.

     During the first three months of 1997, AIG received nearly $300 million from redemptions of held to maturity municipal bonds. Prior to redemption, the average yield on these bonds approximated 6.25 percent. The average yield on the reinvestment of the proceeds in bonds with similar characteristics approximated
5.75 percent. AIG does not anticipate that these redemptions will have a significant effect on AIG's general investment income, operations, financial condition or liquidity.

          The following table is a summary of AIG's invested assets by significant segment, including investment income due and accrued and real estate, at March 31, 1997 and December 31, 1996:

(dollars in thousands)
--------------------------------------------------------------------------------

                                                        MARCH 31, 1997                            December 31, 1996
                                                   ------------------------                   ------------------------
                                                    INVESTED         PERCENT                   Invested         Percent
                                                     ASSETS          OF TOTAL                   Assets          of Total
   ------------------------------------------------------------------------------------------------------------------
General insurance                                 $ 28,856,427          26.2%                $ 28,786,140          26.5%
Life insurance                                      38,726,543          35.1                   38,491,870          35.4
Financial services                                  41,990,333          38.1                   40,938,871          37.7
Other                                                  631,761           0.6                      401,248           0.4
------------------------------------------------------------------------------------------------------------------
Total                                             $110,205,064         100.0%                $108,618,129         100.0%
------------------------------------------------------------------------------------------------------------------

     The following tables summarize the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at March 31, 1997 and December 31, 1996:

(dollars in thousands)
--------------------------------------------------------------------------------

                                                                                                       PERCENT DISTRIBUTION
                                                                                          PERCENT       ------------------
             MARCH 31, 1997                 GENERAL          LIFE            TOTAL        OF TOTAL     DOMESTIC     FOREIGN
------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
  Available for sale, at market value(a)  $ 9,693,695     $26,318,588     $36,012,283        53.3%        34.8%       65.2%
  Held to maturity, at amortized cost(b)   12,816,126              --      12,816,126        19.0        100.0          --
Equity securities, at market value(c)       3,141,497       2,819,949       5,961,446         8.8         32.5        67.5
Mortgage loans on real estate, policy
  and
  collateral loans                             47,105       6,090,128       6,137,233         9.1         41.2        58.8
Short-term investments, including time
  deposits, and cash                          592,357         871,826       1,464,183         2.2         17.2        82.8
Real estate                                   400,801         811,478       1,212,279         1.8         18.8        81.2
Investment income due and accrued             488,539         698,137       1,186,676         1.7         45.9        54.1
Other invested assets                       1,676,307       1,116,437       2,792,744         4.1         52.5        47.5
------------------------------------------------------------------------------------------------------------------
Total                                     $28,856,427     $38,726,543     $67,582,970       100.0%        47.8%       52.2%
------------------------------------------------------------------------------------------------------------------

(a)Includes $628,606 of bonds trading securities, at market value.
(b)Includes $240,103 of preferred stock, at amortized cost.
(c)Includes $78,228 of preferred stock, at market value.

(dollars in thousands)
--------------------------------------------------------------------------------

                                                                                                       Percent Distribution
                                                                                          Percent       ------------------
           December 31, 1996                General          Life            Total        of Total     Domestic     Foreign
------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
  Available for sale, at market value(a)  $ 9,713,937     $26,058,027     $35,771,964        53.2%        34.6%       65.4%
  Held to maturity, at amortized cost(b)   12,736,225              --      12,736,225        18.9        100.0          --
Equity securities, at market value(c)       3,265,756       2,608,309       5,874,065         8.7         33.9        66.1
Mortgage loans on real estate, policy
  and
  collateral loans                             50,578       6,224,878       6,275,456         9.3         43.1        56.9
Short-term investments, including time
  deposits, and cash                          605,363       1,002,060       1,607,423         2.4         19.3        80.7
Real estate                                   409,808         843,933       1,253,741         1.9         18.2        81.8
Investment income due and accrued             493,338         697,891       1,191,229         1.8         44.4        55.6
Other invested assets                       1,511,135       1,056,772       2,567,907         3.8         51.6        48.4
------------------------------------------------------------------------------------------------------------------
Total                                     $28,786,140     $38,491,870     $67,278,010       100.0%        47.9%       52.1%
------------------------------------------------------------------------------------------------------------------

(a)Includes $364,069 of bonds trading securities, at market value.
(b)Includes $477,247 of preferred stock, at amortized cost.
(c)Includes $46,732 of preferred stock, at market value.

     With respect to fixed maturities, AIG's general strategy is to invest in high quality securities while maintaining diversification to avoid significant exposure to issuer, industry and/or country concentrations.

     At March 31, 1997, approximately 52 percent of the fixed maturity investments were domestic securities. Approximately 39 percent of such domestic securities were rated AAA. Approximately six percent were below investment grade or not rated.

     A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At March 31, 1997, approximately 30 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis were equivalent from a credit standpoint to securities so rated. Less than three percent of these investments were deemed below investment grade and approximately two percent were not rated at that date.

     Although AIG's fixed income insurance portfolios contain only minor amounts of securities below investment grade, any fixed income security may be subject to downgrade for a variety of reasons subsequent to any balance sheet date. There have been no significant downgrades as at May 1, 1997.

     At March 31, 1997, approximately 5 percent of the fixed maturities portfolio was Collateralized Mortgage Obligations (CMOs). All of the CMOs were investment grade and approximately 71 percent of the CMOs were backed by various U.S. government agencies. Thus, credit risk was minimal. CMOs are exposed to interest rate risk as the duration and ultimate realized yield would be affected by the accelerated prepayments of the underlying mortgages. There were no interest only or principal only CMOs.

     When permitted by regulatory authorities and when deemed necessary to protect insurance assets, including invested assets, from currency risk and interest rate risk, AIG and its insurance subsidiaries enter into derivative transactions as end users. To date, such activities have been minor. (See also the discussion under "Derivatives" herein.)

     Mortgage loans on real estate, policy and collateral loans comprised 9.1 percent of AIG's insurance invested assets at March 31, 1997. AIG's insurance operations' holdings of real estate mortgages amounted to $2.44 billion of which
34.9 percent was domestic. At March 31, 1997, no domestic mortgages and only a nominal amount of foreign mortgages were in default. At March 31, 1997, AIG's insurance holdings of collateral loans amounted to $885.3 million, all of which were foreign. It is AIG's practice to maintain a maximum loan to value ratio of 75 percent at loan origination. AIG's policy loans decreased from $3.00 billion at December 31, 1996 to $2.81 billion at March 31, 1997, with most of this decrease relating to the redemption of domestic corporate-owned life insurance products.

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

     The following table is a summary of the composition of AIG's financial services invested assets at March 31, 1997 and December 31, 1996. (See also the discussions under "Operational Review," "Capital Resources" and "Derivatives" herein.)

(dollars in thousands)
--------------------------------------------------------------------------------

                                                                       1997                             1996
                                                             -----------------------          -----------------------
                                                             INVESTED         PERCENT         Invested         Percent
                                                              ASSETS          OF TOTAL         Assets          of Total
-----------------------------------------------------------------------------------------------------------------
Flight equipment primarily under operating leases, net of
  accumulated depreciation                                  $14,866,433          35.4%       $13,808,660          33.7%
Unrealized gain on interest rate and currency swaps,
  options and forward transactions                            6,582,574          15.7          6,906,012          16.9
Securities available for sale, at market value                9,382,348          22.3          9,785,909          23.9
Trading securities, at market value                           2,336,502           5.6          2,357,812           5.7
Securities purchased under agreements to resell, at
  contract value                                              1,738,520           4.1          1,642,591           4.0
Trading assets                                                4,472,130          10.7          3,793,433           9.3
Spot commodities, at market value                               450,832           1.1            204,705           0.5
Other, including short-term investments                       2,160,994           5.1          2,439,749           6.0
-----------------------------------------------------------------------------------------------------------------
Total                                                       $41,990,333         100.0%       $40,938,871         100.0%
-----------------------------------------------------------------------------------------------------------------

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financing. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover of prior debt. During the first three months of 1997, ILFC acquired flight equipment costing $1.23 billion.

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

     Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At March 31, 1997, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. At that date, AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $2.14 billion of these securities. There were no securities deemed below investment grade. There have been no significant downgrades through May 1, 1997. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

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

DERIVATIVES

Derivatives are financial arrangements among two or more parties whose returns are linked to or "derived" from some underlying equity, debt, commodity or other asset, liability, or index. Derivatives payments may be based on interest rates and exchange rates and/or prices of certain securities, certain commodities, or financial or commodity indices. The more significant types of derivative arrangements in which AIG transacts are swaps, forwards, futures, options and related instruments.

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

     AIGTG's senior management has established positions and stop-loss limits for each line of business. AIGTG's traders are required to maintain positions within these limits. These positions are monitored during the day either manually and/or through on-line computer systems. In addition, these positions are reviewed by AIGTG's management. Reports which present each trading book's position and the prior day's profit and loss are reviewed by traders, head traders and AIGTG's senior management. Based upon these and other reports, AIGTG's senior management determines whether to adjust AIGTG's risk profile.

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

     The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at March 31, 1997 were as follows:

(in thousands)
------------------------------------------------------

                     GROSS          GROSS         BALANCE
                   UNREALIZED     UNREALIZED       SHEET
                     GAINS          LOSSES         AMOUNT
------------------------------------------------------
Securities
  available for
  sale, at market
  value            $  222,374     $  213,235     $9,382,348
Unrealized
  gain/loss on
  interest rate
  and currency
  swaps, options
  and forward
transactions(a)(b)  6,582,574      4,798,120             --
Trading
  securities, at
  market value             --             --      2,336,502
Trading assets      6,318,568      4,090,739      4,472,130
Spot commodities,
  at market value          --          2,284        450,832
Trading
  liabilities              --      2,787,620      4,089,060
Securities and
  spot commodities
  sold but not yet
  purchased, at
  market value         93,420             --      1,809,125
------------------------------------------------------

(a)These amounts are also presented as the respective balance sheet amounts.
(b)At March 31, 1997, AIGTG's net replacement values with respect to interest rate and currency swaps were $533.2 million.

     The interest rate risk on securities available for sale, at market, is managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At March 31, 1997, the unrealized gains and losses remaining after benefit of the offsets were $12.7 million and $3.6 million, respectively.

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

     Trading securities, at market value, and securities and spot commodities sold but not yet purchased, at market value are marked to market daily with the unrealized gain or loss being recognized in income at that time. These securities are held to meet the short-term risk management objectives of AIGFP and AIGTG.

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

     A significant majority of AIGFP's transactions are contracted and documented under ISDA Master Agreements that provide for legally enforceable set-off and close out netting of exposures in the event of default. Under such agreements, in connection with the early termination of a transaction, AIGFP is permitted to set-off its receivables from a counterparty against AIGFP's payables to that same counterparty arising out of all included trans-actions. Excluding regulated exchange transactions, AIGTG, whenever possible, enters into netting agreements with its counterparties which are similar in effect to those discussed above.

     The following tables provide the notional and contractual amounts of AIGFP's and AIGTG's derivatives portfolio at March 31, 1997 and December 31, 1996.

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

     The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at March 31, 1997 and December 31, 1996:

(in thousands)
--------------------------------------------------------------------------------

                                                        REMAINING LIFE
                                     ---------------------------------------------------
                                       ONE        TWO THROUGH    SIX THROUGH     AFTER TEN        TOTAL           TOTAL
                                      YEAR        FIVE YEARS      TEN YEARS        YEARS           1997            1996
------------------------------------------------------------------------------------------------------------------
Interest rate, currency and
  equity/commodity swaps and swaptions:
Notional amount:
  Interest rate swaps              $47,798,200    $68,299,400    $40,593,000    $10,026,550    $166,717,150    $165,771,800
  Currency swaps                    12,234,600    16,587,500      9,112,200       4,045,200      41,979,500      39,182,900
  Equity/commodity swaps                    --        21,000             --          50,000          71,000         103,600
  Swaptions                            569,540     1,913,360      1,760,750         466,720       4,710,370       5,617,700
------------------------------------------------------------------------------------------------------------------
Total                              $60,602,340    $86,821,260    $51,465,950    $14,588,470    $213,478,020    $210,676,000
------------------------------------------------------------------------------------------------------------------
Futures and forward contracts:
Exchange traded futures
  contracts
  contractual amount               $ 3,620,236            --             --              --    $  3,620,236    $  6,867,300
------------------------------------------------------------------------------------------------------------------
Over the counter forward
  contracts
  contractual amount               $ 7,794,010            --             --              --    $  7,794,010    $  5,952,200
------------------------------------------------------------------------------------------------------------------

     AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At March 31, 1997 and December 31, 1996, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
--------------------------------------------------------------------------------

                                                                   NET REPLACEMENT VALUE
                                                               -----------------------------
                                                              SWAPS AND         FUTURES AND        TOTAL         Total
                                                              SWAPTIONS      FORWARD CONTRACTS      1997          1996
------------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                         $1,460,340          $    --        $1,460,340    $1,732,315
  AA                                                          2,194,916            14,423         2,209,339     2,021,878
  A                                                           1,235,413            21,468         1,256,881     1,461,063
  BBB                                                         1,047,794                --         1,047,794     1,150,420
  Below investment grade                                         16,590                --            16,590        26,293
------------------------------------------------------------------------------------------------------------------
Total                                                         $5,955,053          $35,891        $5,990,944    $6,391,969
------------------------------------------------------------------------------------------------------------------

     At March 31, 1997 and December 31, 1996, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
--------------------------------------------------------------------------------

                                                                   NET REPLACEMENT VALUE
                                                               -----------------------------
                                                              SWAPS AND         FUTURES AND        TOTAL         Total
                                                              SWAPTIONS      FORWARD CONTRACTS      1997          1996
------------------------------------------------------------------------------------------------------------------
Non-U.S. banks                                                $2,501,231          $31,234        $2,532,465    $2,330,481
Insured municipalities                                          493,612                --           493,612       656,373
U.S. industrials                                                723,369                --           723,369       894,942
Governmental                                                    703,323             3,226           706,549       894,284
Non-U.S. financial service companies                             36,203                --            36,203        34,383
Non-U.S. industrials                                            448,832             1,431           450,263       497,839
Special purpose                                                 132,818                --           132,818       121,137
U.S. banks                                                      220,085                --           220,085       251,641
U.S. financial service companies                                532,937                --           532,937       534,965
Supranationals                                                  162,643                --           162,643       175,924
------------------------------------------------------------------------------------------------------------------
Total                                                         $5,955,053          $35,891        $5,990,944    $6,391,969
------------------------------------------------------------------------------------------------------------------

     The following tables provide the contractual and notional amounts of AIGTG's derivatives portfolio at March 31, 1997 and December 31, 1996. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the March 31, 1997 balances based upon the expected timing of the future cash flows.

     The gross replacement values presented represent the sum of the estimated positive fair values of all of AIGTG's derivatives contracts at March 31, 1997 and December 31, 1996. These values do not represent the credit risk to AIGTG.

     Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss.

     The following tables present AIGTG's derivatives portfolio and the associated credit exposure, if applicable, by maturity and type of derivative at March 31, 1997 and December 31, 1996:

(in thousands)
--------------------------------------------------------------------------------

                                                        REMAINING LIFE
                                      --------------------------------------------------
                                        ONE         TWO THROUGH    SIX THROUGH    AFTER TEN       TOTAL           TOTAL
                                        YEAR        FIVE YEARS      TEN YEARS       YEARS          1997            1996
------------------------------------------------------------------------------------------------------------------
CONTRACTUAL AMOUNT OF FUTURES,
  FORWARDS AND OPTIONS:
  Exchange traded futures and
    options                         $ 14,558,783    $1,999,448     $   73,641     $     --     $ 16,631,872    $ 17,004,692
------------------------------------------------------------------------------------------------------------------
  Forwards                          $220,537,544    $11,134,052    $1,267,185     $  2,862     $232,941,643    $216,775,766
------------------------------------------------------------------------------------------------------------------
  Over the counter purchased
    options                         $ 31,721,238    $5,837,205     $1,334,688     $     --     $ 38,893,131    $ 27,377,217
------------------------------------------------------------------------------------------------------------------
  Over the counter sold options(a)  $ 33,001,801    $6,352,071     $1,146,927     $     --     $ 40,500,799    $ 31,049,529
------------------------------------------------------------------------------------------------------------------
Notional amount:
  Interest rate swaps and forward
    rate agreements                 $ 52,925,645    $10,083,285    $1,394,437     $125,342     $ 64,528,709    $ 66,306,480
  Currency swaps                       1,074,248     2,921,261      1,201,834      363,897        5,561,240       5,853,194
------------------------------------------------------------------------------------------------------------------
Total                               $ 53,999,893    $13,004,546    $2,596,271     $489,239     $ 70,089,949    $ 72,159,674
------------------------------------------------------------------------------------------------------------------
Credit Exposure:
  Futures, forwards and purchased
    options contracts and interest
    rate and currency swaps:
      Gross replacement value       $  6,377,897    $1,244,244     $  364,772     $ 59,322     $  8,046,235    $  7,489,766
      Master netting arrangements     (3,526,252)     (495,208)      (126,754)     (18,271)      (4,166,485)     (3,872,291)
      Collateral                         (61,175)      (38,340)        (9,001)          --         (108,516)       (149,347)
------------------------------------------------------------------------------------------------------------------
Net replacement value (b)           $  2,790,470    $  710,696     $  229,017     $ 41,051     $  3,771,234    $  3,468,128
------------------------------------------------------------------------------------------------------------------

(a) Sold options obligate AIGTG to buy or sell the underlying item if the option purchaser chooses to exercise. The amounts do not represent credit exposures.

(b) The net replacement values with respect to futures and forward contracts and purchased options are presented as a component of trading assets in the accompanying balance sheet. The net replacement values with respect to interest rate and currency swaps are presented as a component of unrealized gain on interest rate and currency swaps, options and forward transactions in the accompanying balance sheet.

     AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At March 31, 1997 and December 31, 1996, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in thousands)
--------------------------------------------------------------------------------

                                                                                           NET REPLACEMENT VALUE
                                                                                        ---------------------------
                                                                                          1997              1996
------------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
    AAA                                                                                 $ 513,611         $ 447,236
    AA                                                                                  1,244,386         1,075,713
    A                                                                                   1,210,315         1,133,332
    BBB                                                                                   429,279           518,485
    Below investment grade                                                                101,177           115,810
    Not externally rated, including exchange traded futures and options*                  272,466           177,552
------------------------------------------------------------------------------------------------------------------
        Total                                                                           $3,771,234        $3,468,128
------------------------------------------------------------------------------------------------------------------
Counterparty breakdown by industry:
    Non-U.S. banks                                                                      $1,485,020        $1,269,399
    U.S. industrials                                                                      629,398           761,634
    Governmental                                                                          134,835           121,278
    Non-U.S. financial service companies                                                  278,314           186,476
    Non-U.S. industrials                                                                  155,425           192,669
    U.S. banks                                                                            339,655           309,154
    U.S. financial service companies                                                      476,121           449,966
    Exchanges*                                                                            272,466           177,552
------------------------------------------------------------------------------------------------------------------
        Total                                                                           $3,771,234        $3,468,128
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

     (b) There have been no reports on Form 8-K filed during the quarter ended March 31, 1997.

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

                                            AMERICAN INTERNATIONAL GROUP, INC.

                                          --------------------------------------
                                                       (Registrant)

                                                 s/s HOWARD I. SMITH

                                          --------------------------------------
                                                     Howard I. Smith
                                             Executive Vice President, Chief
                                            Financial Officer and Comptroller

Dated: May 13, 1997

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