Form 10-Q
period 1997-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 1997-08-14
CIK 5272

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

             FOR THE TRANSITION PERIOD FROM           TO

         FOR QUARTER ENDED JUNE 30, 1997 COMMISSION FILE NUMBER 1-8787

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

                              YES  [ X ]  NO  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997: 467,496,912. (Adjusting on a pro forma basis, common shares outstanding would have been 701,245,368 after reflecting a common stock split in the form of a 50 percent common stock dividend paid July 25, 1997.)

================================================================================

                       AMERICAN INTERNATIONAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                    JUNE 30,       DECEMBER 31,
                                                                      1997             1996
                                                                  ------------     ------------
                                                                  (UNAUDITED)
ASSETS:
  Investments and cash:
     Fixed maturities:
       Bonds held to maturity, at amortized cost (market value:
          1997 -- $13,361,728; 1996 -- $12,865,357).............  $ 12,797,163     $ 12,258,978
       Bonds available for sale, at market value (amortized
          cost: 1997 -- $36,116,623; 1996 -- $34,243,127).......    37,226,874       35,524,932
       Bonds trading securities, at market value (cost:
          1997 -- $583,130; 1996 -- $357,023)...................       591,798          364,069
       Preferred stocks, at amortized cost (market value:
          1997 -- $361,636; 1996 -- $591,091)...................       240,104          477,247
     Equity securities:
       Common stocks (cost: 1997 -- $5,112,050;
          1996 -- $4,993,799)...................................     6,088,454        5,989,572
       Non-redeemable preferred stocks (cost: 1997 -- $95,103;
          1996 -- $64,705)......................................       110,377           76,068
     Mortgage loans on real estate, policy and collateral
       loans -- net.............................................     8,157,194        7,876,820
     Financial services assets:
       Flight equipment primarily under operating leases, net of
          accumulated depreciation (1997 -- $1,684,440;
          1996 -- $1,465,031)...................................    15,635,670       13,808,660
       Securities available for sale, at market value (cost:
          1997 -- $8,332,507; 1996 -- $9,775,705)...............     8,340,517        9,785,909
       Trading securities, at market value......................     2,968,328        2,357,812
       Spot commodities, at market value........................       419,665          204,705
       Unrealized gain on interest rate and currency swaps,
          options and forward transactions......................     6,408,844        6,906,012
       Trading assets...........................................     4,690,858        3,793,433
       Securities purchased under agreements to resell,
          at contract value.....................................     1,837,708        1,642,591
     Other invested assets......................................     3,367,679        2,915,302
     Short-term investments, at cost which approximates market
       value....................................................     2,355,506        2,008,123
     Cash.......................................................        86,801           58,740
                                                                  ------------     ------------
            Total investments and cash..........................   111,323,540      106,048,973
  Investment income due and accrued.............................     1,305,473        1,198,348
  Premiums and insurance balances receivable -- net.............    10,497,523        9,617,061
  Reinsurance assets............................................    17,115,871       16,526,566
  Deferred policy acquisition costs.............................     6,958,676        6,471,357
  Investments in partially-owned companies......................     1,031,210          951,352
  Real estate and other fixed assets, net of accumulated
     depreciation (1997 -- $1,486,644; 1996 -- $1,390,225)......     2,163,392        2,122,762
  Separate and variable accounts................................     3,594,057        3,271,716
  Other assets..................................................     2,245,537        2,222,867
                                                                  ------------     ------------
            Total assets........................................  $156,235,279     $148,431,002
                                                                   ===========      ===========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                    JUNE 30,       DECEMBER 31,
                                                                      1997             1996
                                                                  ------------     ------------
                                                                  (UNAUDITED)
LIABILITIES:
  Reserve for losses and loss expenses..........................  $ 34,185,606     $ 33,429,807
  Reserve for unearned premiums.................................     8,370,105        7,598,928
  Future policy benefits for life and accident and health
     insurance contracts........................................    25,971,991       24,002,860
  Policyholders' contract deposits..............................    10,045,949        9,803,409
  Other policyholders' funds....................................     2,359,178        2,219,907
  Reserve for commissions, expenses and taxes...................     1,694,278        1,511,122
  Insurance balances payable....................................     2,392,613        1,832,649
  Funds held by companies under reinsurance treaties............       342,542          383,306
  Income taxes payable:
     Current....................................................       411,982          201,978
     Deferred...................................................       565,072          586,703
  Financial services liabilities:
     Borrowings under obligations of guaranteed investment
       agreements...............................................     6,088,387        5,723,228
     Securities sold under agreements to repurchase, at contract
       value....................................................       834,203        3,039,423
     Trading liabilities........................................     3,852,716        3,313,508
     Securities and spot commodities sold but not yet purchased,
       at market value..........................................     3,653,499        1,568,542
     Unrealized loss on interest rate and currency swaps,
       options and forward transactions.........................     4,843,811        5,414,433
     Deposits due to banks and other depositors.................     1,208,972        1,206,374
     Commercial paper...........................................     3,373,442        2,739,388
     Notes, bonds and loans payable.............................    12,778,968       12,312,805
  Commercial paper..............................................     1,940,030        1,758,588
  Notes, bonds, loans and mortgages payable.....................     1,095,571          986,505
  Separate and variable accounts................................     3,594,057        3,271,716
  Other liabilities.............................................     3,209,197        3,081,599
                                                                  ------------     ------------
            Total liabilities...................................   132,812,169      125,986,778
                                                                  ------------     ------------

  Preferred shareholders' equity in subsidiary company..........       400,000          400,000

CAPITAL FUNDS:
  Common stock, $2.50 par value: 1,000,000,000 shares
     authorized; shares issued 1997 -- 506,084,172;
     1996 -- 506,084,172........................................     1,265,210        1,265,210
  Additional paid-in capital....................................       119,288          127,415
  Unrealized appreciation of investments, net of taxes..........     1,207,324        1,378,318
  Cumulative translation adjustments, net of taxes..............      (604,959)        (493,218)
  Retained earnings.............................................    21,934,603       20,420,881
  Treasury stock, at cost; 1997 -- 38,587,260;
     1996 -- 36,643,026 shares of common stock..................      (898,356)        (654,382)
                                                                  ------------     ------------
            Total capital funds.................................    23,023,110       22,044,224
                                                                  ------------     ------------
            Total liabilities and capital funds.................  $156,235,279     $148,431,002
                                                                   ===========      ===========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                     SIX MONTHS                  THREE MONTHS
                                                   ENDED JUNE 30,               ENDED JUNE 30,
                                              ------------------------     ------------------------
                                                 1997          1996           1997          1996
                                              ----------    ----------     ----------    ----------
General insurance operations:
Net premiums written........................  $6,856,889    $6,491,831     $3,542,945    $3,365,991
Change in unearned premium reserve..........    (648,797)     (764,513)      (328,832)     (464,700)
                                              ----------    ----------     ----------    ----------
Net premiums earned.........................   6,208,092     5,727,318      3,214,113     2,901,291
Net investment income.......................     902,951       823,757        451,880       414,223
Realized capital gains......................      78,599        45,053         29,281        17,390
                                              ----------    ----------     ----------    ----------
                                               7,189,642     6,596,128      3,695,274     3,332,904
                                              ----------    ----------     ----------    ----------
Losses and loss expenses incurred...........   4,741,855     4,393,505      2,438,304     2,215,445
Underwriting expenses.......................   1,212,944     1,119,123        641,300       560,164
                                              ----------    ----------     ----------    ----------
                                               5,954,799     5,512,628      3,079,604     2,775,609
                                              ----------    ----------     ----------    ----------
Operating income............................   1,234,843     1,083,500        615,670       557,295
                                              ----------    ----------     ----------    ----------
Life insurance operations:
Premium income..............................   4,848,790     4,294,984      2,547,616     2,253,722
Net investment income.......................   1,405,110     1,327,944        725,768       685,009
Realized capital gains (losses).............       6,249         5,850         (1,913)        1,792
                                              ----------    ----------     ----------    ----------
                                               6,260,149     5,628,778      3,271,471     2,940,523
                                              ----------    ----------     ----------    ----------
Death and other benefits....................   1,931,359     1,737,686      1,035,831       938,693
Increase in future policy benefits..........   2,368,354     2,155,631      1,201,770     1,101,757
Acquisition and insurance expenses..........   1,219,117     1,122,852        646,743       574,408
                                              ----------    ----------     ----------    ----------
                                               5,518,830     5,016,169      2,884,344     2,614,858
                                              ----------    ----------     ----------    ----------
Operating income............................     741,319       612,609        387,127       325,665
                                              ----------    ----------     ----------    ----------
Financial services operating income.........     306,949       240,823        173,590       132,724
Equity in income of minority-owned insurance
  operations................................      57,789        48,049         32,069        25,865
Other realized capital losses...............     (10,136)       (1,721)        (3,045)         (922)
Minority interest...........................     (20,242)      (24,006)        (9,584)      (11,891)
Other income (deductions) -- net............     (43,851)      (33,475)       (25,432)      (20,712)
                                              ----------    ----------     ----------    ----------
Income before income taxes..................   2,266,671     1,925,779      1,170,395     1,008,024
                                              ----------    ----------     ----------    ----------
Income taxes -- Current.....................     608,408       513,712        331,685       233,065
              -- Deferred...................      50,833        16,481         12,215        50,591
                                              ----------    ----------     ----------    ----------
                                                 659,241       530,193        343,900       283,656
                                              ----------    ----------     ----------    ----------
Net income..................................  $1,607,430    $1,395,586     $  826,495    $  724,368
                                              ==========    ==========     ==========    ==========
Earnings per common share*..................  $     2.29    $     1.97     $     1.18    $     1.03
                                              ==========    ==========     ==========    ==========
Cash dividends per common share*............  $    0.133    $    0.113     $    0.067    $    0.057
                                              ==========    ==========     ==========    ==========
Average shares outstanding*.................     703,063       708,629        702,185       706,631
                                              ----------    ----------     ----------    ----------

* Share information reflects a common stock split in the form of a 50 percent common stock dividend paid July 25, 1997.

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                    ---------------------------
                                                                       1997            1996
                                                                    -----------     -----------
Cash Flows From Operating Activities:
Net income......................................................    $ 1,607,430     $ 1,395,586
                                                                    -----------     -----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Non-cash revenues, expenses, gains and losses included in
     income:
  Change in:
     General and life insurance reserves........................      3,527,406       2,852,372
     Premiums and insurance balances receivable and payable --
       net......................................................       (320,498)        (90,083)
     Reinsurance assets.........................................       (589,305)       (646,632)
     Deferred policy acquisition costs..........................       (487,319)       (401,638)
     Investment income due and accrued..........................       (107,125)        (23,145)
     Funds held under reinsurance treaties......................        (40,764)         69,566
     Other policyholders' funds.................................        139,271          67,669
     Current and deferred income taxes -- net...................        260,837         (56,881)
     Reserve for commissions, expenses and taxes................        183,156         300,013
     Other assets and liabilities -- net........................        104,928        (522,818)
     Trading assets and liabilities -- net......................       (358,217)        288,191
     Trading securities, at market value........................       (610,516)        311,988
     Spot commodities, at market value..........................       (214,960)        150,461
     Net unrealized gain on interest rate and currency swaps,
       options and forward transactions.........................        (73,454)       (394,760)
     Securities purchased under agreements to resell............       (195,117)     (1,259,903)
     Securities sold under agreements to repurchase.............     (2,205,220)        988,591
     Securities and spot commodities sold but not yet purchased,
       at market value..........................................      2,084,957        (317,424)
  Realized capital gains........................................        (74,712)        (49,182)
  Equity in income of partially-owned companies and other
     invested assets............................................        (86,338)        (82,726)
  Depreciation expenses, principally flight equipment...........        421,479         393,645
  Change in cumulative translation adjustments..................       (147,744)        (26,097)
  Other -- net..................................................         50,993          23,233
                                                                    -----------     -----------
  Total adjustments.............................................      1,261,738       1,574,440
                                                                    -----------     -----------
Net cash provided by operating activities.......................    $ 2,869,168     $ 2,970,026
                                                                    -----------     -----------

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                    ---------------------------
                                                                       1997            1996
                                                                    -----------     -----------
Cash Flows From Investing Activities:
  Cost of fixed maturities, at amortized cost matured or
     redeemed...................................................    $   635,254     $ 1,119,907
  Cost of bonds, at market sold.................................      5,256,685       4,576,089
  Cost of bonds, at market matured or redeemed..................      1,497,586       1,225,979
  Cost of equity securities sold................................      1,233,887       1,534,830
  Realized capital gains........................................         74,712          49,182
  Purchases of fixed maturities.................................     (9,779,903)     (9,407,634)
  Purchases of equity securities................................     (1,365,803)     (1,823,533)
  Mortgage, policy and collateral loans granted.................     (1,007,569)     (2,407,468)
  Repayments of mortgage, policy and collateral loans...........        727,195         632,862
  Sales of securities available for sale........................      2,511,042       1,072,627
  Maturities of securities available for sale...................      4,036,741          63,522
  Purchases of securities available for sale....................     (5,126,073)     (2,299,167)
  Sales of flight equipment.....................................        284,790         374,230
  Purchases of flight equipment.................................     (2,392,791)     (2,033,581)
  Net additions to real estate and other fixed assets...........       (181,118)       (190,503)
  Sales or distributions of other invested assets...............      3,416,136         586,836
  Investments in other invested assets..........................     (3,941,938)       (677,685)
  Change in short-term investments..............................       (347,383)       (132,542)
  Investments in partially-owned companies......................        (22,923)        (37,441)
                                                                    -----------     -----------
Net cash used in investing activities...........................     (4,491,473)     (7,773,490)
                                                                    -----------     -----------

Cash Flows From Financing Activities:
  Change in policyholders' contract deposits....................        242,540       1,882,872
  Change in deposits due to banks and other depositors..........          2,598         431,671
  Change in commercial paper....................................        815,496       1,581,186
  Proceeds from notes, bonds, loans and mortgages payable.......      4,103,943       2,278,387
  Repayments on notes, bonds, loans and mortgages payable.......     (3,521,326)     (1,098,852)
  Liquidation of zero coupon notes payable......................        (12,235)             --
  Proceeds from guaranteed investment agreements................      1,766,257       2,213,213
  Maturities of guaranteed investment agreements................     (1,401,098)     (1,964,809)
  Proceeds from subsidiary company preferred stock issued.......             --             (98)
  Proceeds from common stock issued.............................         16,868          10,804
  Cash dividends to shareholders................................        (93,708)        (80,215)
  Acquisition of treasury stock.................................       (270,985)       (445,425)
  Other - net...................................................          2,016           4,294
                                                                    -----------     -----------
Net cash provided by financing activities.......................      1,650,366       4,813,028
                                                                    -----------     -----------
Change in cash..................................................         28,061           9,564
Cash at beginning of period.....................................         58,740          88,371
                                                                    -----------     -----------
Cash at end of period...........................................    $    86,801     $    97,935
                                                                     ==========      ==========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997

a) These statements are unaudited. In the opinion of management, all adjustments consisting of normal recurring accruals have been made for a fair presentation of the results shown.

b) Earnings per share of American International Group, Inc. (AIG) are based on the weighted average number of common shares outstanding during the period, retroactively adjusted to reflect a common stock split in the form of a 50 percent common stock dividend paid July 25, 1997. Following are the net income per share figures, before and after adjustment for the stock split:

                                                             SIX MONTHS        SECOND QUARTER
                                                           ---------------     ---------------
                                                           1997      1996      1997      1996
                                                           -----     -----     -----     -----
              Pre-split..................................  $3.43     $2.95     $1.77     $1.53
              Post-split.................................  $2.29     $1.97     $1.18     $1.03

    Cash dividends per common share reflect the adjustment for a common stock split in the form of a 50 percent common stock dividend paid July 25, 1997. Following are the dividend per share figures, before and after adjustment for the stock split:

                                                          SIX MONTHS          SECOND QUARTER
                                                       -----------------     -----------------
                                                        1997       1996       1997       1996
                                                       ------     ------     ------     ------
              Pre-split..............................  $0.200     $0.170     $0.100     $0.085
              Post-split.............................  $0.133     $0.113     $0.067     $0.057

c) Supplemental cash flow information for the six month periods ended June 30, 1997 and 1996 is as follows:

                                                                  1997         1996
                                                                --------     --------
                                                                (IN THOUSANDS)
              Income taxes paid...............................  $366,400     $583,300
              Interest paid...................................  $703,000     $786,500

d) In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FASB 128). This statement simplifies the existing computational guidelines, revises the disclosure requirements and increases earnings per share comparability on an international basis.

    FASB 128 is effective for year end 1997. Earlier application is not permitted. The pro forma share and earnings per share amounts computed using FASB 128 and reflecting the common stock split in the form of a 50 percent common stock dividend paid July 25, 1997 for the first six months and second quarter periods ended June 30, 1997 and 1996 were as follows:

                                                                SIX MONTHS ENDED         THREE MONTHS ENDED
                                                                    JUNE 30,                  JUNE 30,
                                                             -----------------------     -------------------
                                                                1997         1996          1997       1996
                                                             ----------   ----------     --------   --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Average outstanding shares used in the computation of per
  share earnings:
  Common stock issued......................................     759,126      759,126      759,126    759,126
  Common stock in treasury.................................     (56,063)     (50,497)     (56,941)   (52,495)
                                                             ----------   ----------     --------   --------
  Average outstanding shares -- basic......................     703,063      708,629      702,185    706,631
                                                             ----------   ----------     --------   --------
  Stock options (treasury stock method)....................       3,632        2,954          600         78
  Stock purchase plan......................................          74           45           21          2
                                                             ----------   ----------     --------   --------
Average outstanding shares -- diluted......................     706,769      711,628      702,806    706,711
                                                             ----------   ----------     --------   --------
Net income applicable to common stock......................  $1,607,430   $1,395,586     $826,495   $724,368
                                                             ----------   ----------     --------   --------
Net income per share:
  Basic....................................................       $2.29        $1.97        $1.18      $1.03
  Diluted..................................................       $2.27        $1.96        $1.17      $1.02

e) Derivatives Accounting Policy: AIG Financial Products Corp. and its subsidiaries and AIG Trading Group Inc. and its subsidiaries enter into future, forward, swap and option derivative transactions. These transactions are marked to market. With the exception of the derivatives used in market hedging activities with respect to securities available for sale, at market, the mark to market on all such other derivative transactions are recognized in income currently. The mark to market with respect to derivatives which hedge the market movements of securities available for sale, at market is recognized as a component of unrealized appreciation of investments, net of taxes. When the underlying security is sold, the loss or gain resulting from the hedging derivative transaction is recognized as income in that same period.

f) For further information, refer to the Annual Report on Form 10-K of AIG for the year ended December 31, 1996.

                       AMERICAN INTERNATIONAL GROUP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONAL REVIEW

General Insurance Operations

General insurance operations for the six month periods ending June 30, 1997 and 1996 were as follows:

(in thousands)
------------------------------------------------------

                                 1997             1996
------------------------------------------------------
Net premiums written:
  Domestic                    $4,636,016       $4,272,563
  Foreign                      2,220,873        2,219,268
------------------------------------------------------
Total                         $6,856,889       $6,491,831
------------------------------------------------------
Net premiums earned:
  Domestic                    $4,159,980       $3,756,616
  Foreign                      2,048,112        1,970,702
------------------------------------------------------
Total                         $6,208,092       $5,727,318
------------------------------------------------------
Adjusted underwriting
  profit:
  Domestic                    $   10,173       $   19,340
  Foreign                        243,120          195,350
------------------------------------------------------
Total                         $  253,293       $  214,690
------------------------------------------------------
Net investment income:
  Domestic                    $  732,003       $  650,533
  Foreign                        170,948          173,224
------------------------------------------------------
Total                         $  902,951       $  823,757
------------------------------------------------------
Operating income before
  realized capital gains:
  Domestic                    $  742,176       $  669,873
  Foreign                        414,068          368,574
------------------------------------------------------
Total                          1,156,244        1,038,447
Realized capital gains            78,599           45,053
------------------------------------------------------
Operating income              $1,234,843       $1,083,500
------------------------------------------------------

     During the first six months of 1997, the net premiums written and net premiums earned in AIG's general insurance operations increased 5.6 percent and
8.4 percent, respectively, from those of 1996.

     The growth in net premiums written in the first six months of 1997 resulted from a combination of several factors. Domestically, AIG continued to achieve volume growth in some specialty markets, mortgage guaranty insurance and in personal lines. Overseas, the primary reason for growth, exclusive of the impact of foreign exchange, was also volume increases. Foreign general insurance operations produced 32.4 percent of the general insurance net premiums written in the first six months of 1997 and 34.2 percent in the same period of 1996.

     In comparing the foreign exchange rates used to translate the results of AIG's foreign general operations during the first six months of 1997 to those foreign exchange rates used to translate AIG's foreign general results during the same period of 1996, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, when foreign net premiums written were translated into U.S. dollars for the purposes of consolidation, total general insurance net premiums written were approximately 2.2 percentage points less than they would have been if translated utilizing those exchange rates which prevailed during that same period of 1996.

     Net premiums written are initially deferred and earned based upon the terms of the underlying policies. The net unearned premium reserve constitutes the deferred revenues which are generally earned ratably over the policy period. Thus, the net unearned premium reserve is not fully recognized as net premiums earned until the end of the policy period.

     The statutory general insurance ratios were as follows:

             ------------------------------------------------------

                                        1997       1996
------------------------------------------------------
Domestic:
  Loss Ratio                            85.68      86.13
  Expense Ratio                         14.44      13.95
------------------------------------------------------
Combined Ratio                         100.12     100.08
------------------------------------------------------
Foreign:
  Loss Ratio                            57.49      58.76
  Expense Ratio                         30.69      30.69
------------------------------------------------------
Combined Ratio                          88.18      89.45
------------------------------------------------------
Consolidated:
  Loss Ratio                            76.38      76.71
  Expense Ratio                         19.70      19.67
------------------------------------------------------
Combined Ratio                          96.08      96.38
------------------------------------------------------

     Adjusted underwriting profit (operating income less net investment income and realized capital gains) represents statutory underwriting profit adjusted primarily for changes in deferred acquisition costs. The adjusted underwriting profits were $253.3 million in the first six months of 1997 and $214.7 million in the same period of 1996.

     AIG's results reflect the net impact of incurred losses from catastrophes approximating $16 million and $56 million in 1997 and 1996, respectively. AIG's gross incurred losses from catastrophes approximated $22 million and $200 million in 1997 and 1996, respectively. If catastrophes were excluded from the losses incurred in each period, the pro forma consolidated statutory general insurance ratios would be as follows:

------------------------------------------------------
                                       1997        1996
------------------------------------------------------
Loss Ratio                             76.12       75.73
Expense Ratio                          19.70       19.67
------------------------------------------------------
Combined Ratio                         95.82       95.40
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

     General insurance net investment income in the first six months of 1997 increased 9.6 percent when compared to the same period of 1996. The growth in net investment income in 1997 was primarily attributable to new cash flow for investment. The new cash flow was generated from net general insurance operating cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     General insurance realized capital gains were $78.6 million in the first six months of 1997 and $45.1 million in 1996. These realized gains resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale and trading fixed maturities as well as redemptions of fixed maturities.

     General insurance operating income in the first six months of 1997 increased 14.0 percent when compared to the same period of 1996. The contribution of general insurance operating income to income before income taxes was 54.5 percent in 1997 compared to 56.3 percent in 1996.

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

     AIG's general reinsurance assets amounted to $16.98 billion and resulted from AIG's reinsurance arrangements. Thus, a credit exposure existed at June 30, 1997, with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. This development includes losses incurred but not reported
(IBNR). At December 31, 1996, approximately 50 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances were collateralized. The remaining 50 percent of the general reinsurance assets were from authorized reinsurers and over 97 percent of such balances were from reinsurers rated A- (excellent) or better, as rated by A.M. Best. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Through June 30, 1997, these distribution percentages have not significantly changed.

     AIG's provision for estimated unrecoverable reinsurance has not changed significantly from December 31, 1996, when AIG had allowances for unrecoverable reinsurance approximating $125 million. At that date, and prior to this allowance, AIG had no significant reinsurance recoverables from any individual reinsurer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

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

     At June 30, 1997, the consolidated general reinsurance assets of $16.98 billion include reinsurance recoverables for paid losses and loss expenses of $1.98 billion and $13.32 billion with respect to the ceded reserve for losses and loss expenses, including ceded IBNR (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently. It is AIG's belief that the ceded reserves at June 30, 1997 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

     At June 30, 1997, general insurance reserves for losses and loss expenses (loss reserves) amounted to $34.19 billion, an increase of $755.8 million or 2.3 percent over the prior year end and represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses and minor amounts of discounting related to certain workers' compensation claims. General insurance net loss reserves increased $461.4 million or 2.3 percent to $20.87 billion and represent loss reserves reduced by reinsurance recoverable, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at June 30, 1997. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on such future results of operations.

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

     In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by changes in Superfund and waste dump site coverage issues. Additional liabilities could emerge for amounts in excess of the current reserves held. Although this emergence cannot now be reasonably estimated, it could have a material adverse impact on AIG's future operating results. The reserves carried for these claims at June 30, 1997 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. (See the previous discussion on reinsurance collectibility herein.)

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

     A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at June 30, 1997 and 1996 was as follows:

(in millions)
------------------------------------------------------

                               1997               1996
                          -------------      -------------
                          GROSS     NET      Gross     Net
------------------------------------------------------
Asbestos:
Reserve for losses and
  loss expenses at
  beginning of period    $  875.9  $172.3   $  744.8  $127.9
Losses and loss
  expenses incurred         184.1    47.9      131.3    28.9
Losses and loss
  expenses paid            (208.0)  (31.8)    (176.4)  (36.0)
------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period              $  852.0  $188.4   $  699.7  $120.8
------------------------------------------------------
Environmental:
Reserve for losses and
  loss expenses at
  beginning of period    $1,427.4  $570.6   $1,197.9  $379.3
Losses and loss
  expenses incurred         124.0    56.8      123.6    54.3
Losses and loss
  expenses paid             (76.2)  (27.8)     (54.4)  (18.1)
------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period              $1,475.2  $599.6   $1,267.1  $415.5
------------------------------------------------------
Combined:
Reserve for losses and
  loss expenses at
  beginning of period    $2,303.3  $742.9   $1,942.7  $507.2
Losses and loss
  expenses incurred         308.1   104.7      254.9    83.2
Losses and loss
  expenses paid            (284.2)  (59.6)    (230.8)  (54.1)
------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period              $2,327.2  $788.0   $1,966.8  $536.3
------------------------------------------------------

     The gross and net IBNR included in the aforementioned reserve for losses and loss expenses at June 30, 1997 and 1996 were estimated as follows:

(in thousands)
------------------------------------------------------

                           1997                  1996
                    -----------------      ----------------
                     GROSS       NET       Gross      Net
------------------------------------------------------
Combined           $1,061,550  $429,302   $801,000  $264,087
------------------------------------------------------

     A summary of asbestos and environmental claims count activity for the six month periods ended June 30, 1997 and 1996 were as follows:

   ------------------------------------------------------------------------------------------------------------------
                                                        1997                                        1996
                                         ----------------------------------          ----------------------------------
                                        ASBESTOS    ENVIRONMENTAL    COMBINED       Asbestos    Environmental    Combined
------------------------------------------------------------------------------------------------------------------
Claims at beginning of period             5,668         17,395        23,063          5,244         17,858        23,102
Claims during period:
  Opened                                    657          1,795         2,452            424          1,442         1,866
  Settled                                   (65)          (239)         (304)           (70)          (302)         (372)
  Dismissed or otherwise resolved          (244)          (915)       (1,159)          (315)        (1,964)       (2,279)
------------------------------------------------------------------------------------------------------------------
Claims at end of period                   6,016         18,036        24,052          5,283         17,034        22,317
------------------------------------------------------------------------------------------------------------------

     The average cost per claim settled, dismissed or otherwise resolved for the six month periods ended June 30, 1997 and 1996 was as follows:

------------------------------------------------------

                         1997                   1996
                   ----------------       ----------------
                   GROSS      NET         Gross      Net
------------------------------------------------------
Asbestos          $673,100  $102,900     $458,200  $ 93,500
Environmental       66,000    24,100       24,000     8,000
Combined           194,300    40,700       87,100    20,400
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

     AIG's survival ratios for involuntary asbestos and environmental claims, separately and combined, were based upon a three year average payment. These ratios at June 30, 1997 and 1996 were as follows:

------------------------------------------------------

                           1997                  1996
                       -------------         -------------
                      GROSS      NET        Gross      Net
------------------------------------------------------
Involuntary survival
  ratios:
  Asbestos              2.9       3.4         3.6       2.7
  Environmental        17.7      19.2        18.3      14.3
  Combined              6.7       9.8         8.1       7.9
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

Life Insurance Operations

Life insurance operations for the six month periods ending June 30, 1997 and 1996 were as follows:

(in thousands)
------------------------------------------------------

                                1997             1996
------------------------------------------------------
Premium income:
  Domestic                  $    249,236     $    251,351
  Foreign                      4,599,554        4,043,633
------------------------------------------------------
Total                       $  4,848,790     $  4,294,984
------------------------------------------------------
Net investment income:
  Domestic                  $    410,284     $    496,058
  Foreign                        994,826          831,886
------------------------------------------------------
Total                       $  1,405,110     $  1,327,944
------------------------------------------------------
Operating income before
  realized capital gains:
  Domestic                  $     61,884     $     52,330
  Foreign                        673,186          554,429
------------------------------------------------------
Total                            735,070          606,759
Realized capital gains             6,249            5,850
------------------------------------------------------
Operating income            $    741,319     $    612,609
------------------------------------------------------
Life insurance in-force:*
  Domestic                  $ 63,836,922     $ 60,419,342
  Foreign                    388,901,447      361,563,791
------------------------------------------------------
Total                       $452,738,369     $421,983,133
------------------------------------------------------

* Amounts presented were as at June 30, 1997 and December 31, 1996, respectively.

     AIG's life insurance operations, demonstrating the strength of its franchise, continued to show growth primarily as a result of overseas operations, particularly in Asia. AIG's life premium income during the first six months of 1997 represented a 12.9 percent increase from the same period in 1996. Foreign life operations produced 94.9 percent and 94.1 percent of the life premium income in 1997 and 1996, respectively.

     As previously discussed, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, for the first six months of 1997, when foreign life premium income was translated into U.S. dollars for purposes of consolidation, total life premium income was approximately 4.0 percentage points less than it would have been if translated utilizing exchange rates prevailing in the same period of 1996.

     Life insurance net investment income increased 5.8 percent during the first six months of 1997. The growth in net investment income was primarily attributable to foreign new cash flow for investment. The new cash flow was generated from life insurance operations and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

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

     Life insurance realized capital gains were $6.2 million in 1997 and $5.9 million in 1996. These realized gains resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

     Life insurance operating income during the first six months of 1997 increased 21.0 percent to $741.3 million. Excluding realized capital gains from life insurance operating income, the percent increase would be 21.1 percent during the first six months of 1997. The contribution of life insurance operating income to income before income taxes amounted to 32.7 percent during the first six months of 1997 compared to 31.8 percent in the same period of 1996.

     The risks associated with the traditional life and accident and health products are underwriting risk and investment risk. The risk associated with the financial and investment contract products is investment risk.

     Underwriting risk represents the exposure to loss resulting from the actual policy experience adversely emerging in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses. AIG's life companies limit their maximum underwriting exposure on traditional life insurance of a single life to approximately one million dollars of coverage by using yearly renewable term reinsurance. The life insurance operations have not entered into assumption reinsurance transactions or surplus relief transactions during the two year period ended June 30, 1997.

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

     The asset-liability relationship is appropriately managed in AIG's foreign operations, as it has been throughout AIG's history, even though certain territories lack qualified long-term investments or there are investment restrictions imposed by the local regulatory authorities. For example, in Japan and several Southeast Asia territories, the duration of the investments is often for a shorter period than the effective maturity of such policy liabilities. Therefore, there is a risk that the reinvestment of the proceeds at the maturity of the investments may be at a yield below that of the interest required for the accretion of the policy liabilities. At December 31, 1996, the average duration of the investment portfolio in Japan was 5.9 years, while the related policy liabilities were estimated to be 12.3 years. These durations have not changed significantly during 1997. To maintain an adequate yield to match the interest required over the duration of the liabilities, constant management focus is required to reinvest the proceeds of the maturing securities without sacrificing investment quality. To the extent permitted under local regulation, AIG may invest in quali-fied longer-term securities outside Japan to achieve a closer matching in both duration and the required yield. AIG is able to manage any asset-liability duration difference through maintenance of sufficient global liquidity and to support any operational shortfall through its international financial network. Domestically, active monitoring assures appropriate asset-liability matching as there are investments available to match the duration and the required yield. (See also the discussion under "Liquidity" herein.)

     AIG uses asset-liability matching as a management tool to determine the composition of the invested assets and marketing strategies. As a part of these strategies, AIG may determine that it is economically advantageous to be temporarily in an unmatched position due to anticipated interest rate or other economic changes.

Financial Services Operations

Financial services operations for the six month periods ending June 30, 1997 and 1996 were as follows:

(in thousands)
------------------------------------------------------

                                   1997           1996
------------------------------------------------------
Revenues:
International Lease Finance
  Corp.                         $  877,874     $  743,279
AIG Financial Products Corp.*      190,178        180,248
AIG Trading Group Inc.*            220,124        119,133
Other                              161,736        154,815
------------------------------------------------------
Total                           $1,449,912     $1,197,475
------------------------------------------------------
Operating income:
International Lease Finance
  Corp.                         $  178,698     $  151,012
AIG Financial Products Corp.        98,555         79,858
AIG Trading Group Inc.              51,730         32,135
Other, including intercompany
  adjustments                      (22,034)       (22,182)
------------------------------------------------------
Total                           $  306,949     $  240,823
------------------------------------------------------

*Represents net trading revenues.

     Financial services operating income increased 27.5 percent in the first six months of 1997 over 1996.

     International Lease Finance Corporation (ILFC) generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in the first six months of 1997 increased 18.1 percent from 1996. The revenue increase resulted primarily from the growth both in the size and relative cost of the fleet. During the first six months of 1997, operating income increased
18.3 percent from 1996. The composite borrowing rates during the first six months of 1997 and 1996 were 6.32 percent and 6.22 percent, respectively. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     ILFC is exposed to loss through non-performance of aircraft lessees, through owning aircraft which it would be unable to lease or re-lease at acceptable rates or sell at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At June 30, 1997, ILFC's aircraft subject to operating leases totaled 332. In addition, two other aircraft were not leased. At June 30, 1997, approximately 80 percent of the fleet was leased to foreign airlines. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     AIG Financial Products Corp. and its subsidiaries (AIGFP) participate in the derivatives dealer market conducting, primarily as principal, an inter-est rate, currency and equity derivative products business. AIGFP also enters into structured transactions including long-dated forward foreign exchange contracts, option transactions, liquidity facilities and investment agreements and invests in a diversified portfolio of securities. AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than for speculative transactions. Revenues in the first six months of 1997 increased 5.5 percent from the same period of 1996. During the first six months of 1997, operating income increased
23.4 percent from the same period of 1996. As AIGFP is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein.)

     AIG Trading Group Inc. and its subsidiaries (AIGTG) derive a substantial portion of their revenues from market making and trading activities, as principals, in foreign exchange, interest rates, precious and base metals and natural gas and other energy products. Revenues in the first six months of 1997 increased 84.8 percent from the same period of 1996. During the first six months of 1997, operating income increased 61.0 percent from the same period of 1996. A substantial portion of AIGTG's improvement during the first six months of 1997 over the same period of 1996 was currency trading activity in volatile foreign exchange markets particularly during the second quarter of 1997. On August 6, 1997, AIGTG entered into an agreement to sell its energy operations. The transaction is expected to close prior to December 31, 1997. (See also the discussion under "Recent Developments" herein.) As AIGTG is a transaction-oriented operation, current and past revenues and operating results may not provide a basis of predicting future performance. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein.)

     Financial services operating income represented 13.5 percent of AIG's income before income taxes in the first six months of 1997. This compares to
12.5 percent in the same period of 1996.

Other Operations
In the first six months of 1997, AIG's equity in income of minority-owned insurance operations was $57.8 million compared to $48.0 million in the same period of 1996. In the first six months of 1997 and 1996, the equity interest in insurance companies represented 2.5 percent of income before income taxes in each period.

     Other realized capital losses amounted to $10.1 million and $1.7 million in the first six months of 1997 and 1996, respectively.

     Minority interest represents minority shareholders' equity in income of certain consolidated subsidiaries. In the first six months of 1997, minority interest amounted to $20.2 million. In the first six months of 1996, minority interest amounted to $24.0 million.

     Other income (deductions)--net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially-owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In the first six months of 1997, net deductions amounted to $43.9 million. In the same period of 1996, net deductions amounted to $33.5 million.

     Income before income taxes amounted to $2.27 billion in the first six months of 1997, and $1.93 billion in the same period of 1996.

     In the first six months of 1997, AIG recorded a provision for income taxes of $659.2 million compared to the provision of $530.2 million in the same period of 1996. These provisions represent effective tax rates of 29.1 percent in the first six months of 1997, and 27.5 percent in the same period of 1996. The increase in the effective tax rate in 1997 over the prior period is primarily due to the increase in the domestic general operating income relative to income before income taxes.

     Net income amounted to $1.61 billion in the first six months of 1997 and $1.40 billion in the same period of 1996. The increases in net income over the periods resulted from those factors described above.

CAPITAL RESOURCES
At June 30, 1997, AIG had total capital funds of $23.02 billion and total borrowings of $25.28 billion. At that date, $20.49 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

     Total borrowings at June 30, 1997 and December 31, 1996 were as follows:

(in thousands)
------------------------------------------------------

                                 1997            1996
------------------------------------------------------
GIAs -- AIGFP                 $ 6,088,387     $ 5,723,228
------------------------------------------------------
Commercial Paper:
  Funding                       1,087,843       1,018,510
  ILFC(a)                       3,373,442       2,739,388
  AICCO                           852,187         740,078
------------------------------------------------------
  Total                         5,313,472       4,497,976
------------------------------------------------------
Medium Term Notes:
  ILFC(a)                       2,942,965       2,551,485
  AIG                             140,000         140,000
------------------------------------------------------
  Total                         3,082,965       2,691,485
------------------------------------------------------
Notes and Bonds Payable:
  ILFC(a)                       4,100,000       3,500,000
  AIGFP                         4,786,407       5,243,042
  AIGTG                                --          10,442
  AIG: Lire bonds                 159,067         159,067
     Zero coupon notes             86,337          81,761
------------------------------------------------------
  Total                         9,131,811       8,994,312
------------------------------------------------------
Loans and Mortgages Payable:
  ILFC(a)(b)                      949,596       1,007,836
  AIG                             710,167         605,677
------------------------------------------------------
  Total                         1,659,763       1,613,513
------------------------------------------------------
Total Borrowings               25,276,398      23,520,514
------------------------------------------------------
Borrowings not guaranteed by
  AIG                          11,366,003       9,798,709
Matched GIA borrowings          6,088,387       5,723,228
Matched notes and bonds
  payable -- AIGFP              3,039,990       4,576,900
------------------------------------------------------
                               20,494,380      20,098,837
------------------------------------------------------
Remaining borrowings of AIG   $ 4,782,018     $ 3,421,677
------------------------------------------------------

(a)AIG does not guarantee or support these borrowings.
(b)Primarily capital lease obligations.

     AIGFP decreased the aggregate principal amount outstanding of its notes and bonds payable to $4.79 billion, a net decrease of $456.6 million and increased its net GIA borrowings by $365.2 million. AIGFP uses the proceeds from the issuance of notes and bonds to invest in a segregated portfolio of securities available for sale. Funds received from GIA borrowings are invested in a diversified portfolio of securities and derivative transactions. (See also the discussions under "Operational Review", "Liquidity" and "Derivatives" herein.)

     AIG Funding, Inc. (Funding), through the issuance of commercial paper, fulfills the short-term cash requirements of AIG and its subsidiaries. Funding intends to continue to meet AIG's funding requirements through the issuance of commercial paper guaranteed by AIG. This issuance of Funding's commercial paper is subject to the approval of AIG's Board of Directors. ILFC and A.I. Credit Corp. (AICCO) issue commercial paper for the funding of their own operations. AIG does not guarantee AICCO's or ILFC's commercial paper. However, AIG has entered into an agreement in support of AICCO's commercial paper. From time to time, AIGFP may issue commercial paper, which AIG guarantees, to fund its operations. At June 30, 1997, AIGFP had no commercial paper outstanding. (See also the discussion under "Derivatives" herein.)

     AIG and Funding have entered into two syndicated revolving credit facilities (the Facilities) aggregating $1 billion. The Facilities consist of a $500 million 364 day revolving credit facility and a $500 million five year revolving credit facility. The Facilities can be used for general corporate purposes and also provide backup for AIG's commercial paper programs administered by Funding. There are currently no borrowings outstanding under either of the Facilities, nor were any borrowings outstanding as of June 30, 1997.

     ILFC increased the aggregate principal amount outstanding of its medium term and term notes to $7.04 billion at June 30, 1997, a net increase of $991.5 million, and recorded a net decline in its capital lease obligations of $46.3 million and a net increase in its commercial paper of $634.1 million at that date. At July 31, 1997, ILFC had $840 million aggregate principal amount of debt securities registered for issuance from time to time. The cash used to purchase flight equipment, including progress payments during the construction phase, is primarily derived from the proceeds of ILFC's debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover of prior debt. (See also the discussions under "Operational Review" and "Liquidity" herein.)

     During the first six months of 1997, AIG did not issue any medium term notes and none of previously issued notes matured. At June 30, 1997, AIG had $647.0 million aggregate principal amount of debt securities registered for issuance from time to time. On August 5, 1997, AIG issued $100 million principal amount of Medium Term Notes, Series E, 2 1/4% Cash Exchangeable Equity-Linked Notes Due July 30, 2004.

     AIG's capital funds have increased $978.9 million in the first six months of 1997. Unrealized appreciation of investments, net of taxes declined $171.0 million, primarily as a result of the effect of rising interest rates on the market value of the bonds available for sale portfolio. During the first six months of 1997, the cumulative translation adjustment loss, net of taxes, increased $111.7 million and retained earnings increased $1.51 billion, resulting from net income less dividends.

     During the period from January 1, 1997 through July 31, 1997, AIG repurchased in the open market 2.27 million shares of its common stock at a cost of $270.1 million. AIG intends to continue to buy its common shares in the open market from time to time and to satisfy its obligations under various employee benefit plans through such purchases.

     Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At June 30, 1997, there were no significant statutory or regulatory issues which would impair AIG's financial condition, results of operations or liquidity. (See also the discussion under "Liquidity" herein.)

     In 1989, the National Association of Insurance Commissioners (NAIC) adopted the "NAIC Solvency Policing Agenda for 1990". Included in this agenda was the development of Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company's statutory surplus to the risk inherent in its overall operations.

     At December 31, 1996, the adjusted capital of each of AIG's domestic general companies and of each of AIG's domestic life companies exceeded each of their RBC standards by considerable margins. There has been no significant change through June 30, 1997.

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

LIQUIDITY

At June 30, 1997, AIG's consolidated invested assets included approximately $2.44 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first six months of 1997 amounted to approximately $2.87 billion.

     Management believes that AIG's liquid assets, its net cash provided by operations, and access to the capital markets will enable it to meet any foreseeable cash requirements.

     AIG's liquidity is primarily derived from the operating cash flows of its general and life insurance operations.

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance pre-tax operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG's insurance operations generated approximately $4.2 billion in pre-tax cash flow during the first six months of 1997. Cash flow includes periodic premium collections, including policyholders' contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits, acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance investment operations generated approximately $2.3 billion in investment income cash flow during the first six months of 1997. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains.

     The combined insurance pre-tax operating cash flow coupled with the cash and short-term investments of $1.72 billion provided the insurance operations with a significant amount of liquidity during the first six months of 1997. This liquidity is available to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy loans and collateral loans. With this liquidity coupled with proceeds of approximately $8.6 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities, AIG purchased approximately $11.1 billion of fixed income securities and marketable equity securities during the first six months of 1997.

     The following table is a summary of AIG's invested assets by significant segment, including investment income due and accrued and real estate, at June 30, 1997 and December 31, 1996:

(dollars in thousands)
--------------------------------------------------------------------------------

                                                         JUNE 30, 1997                            December 31, 1996
                                                   ------------------------                   ------------------------
                                                    INVESTED         PERCENT                   Invested         Percent
                                                     ASSETS          OF TOTAL                   Assets          of Total
   ------------------------------------------------------------------------------------------------------------------
General insurance                                 $ 29,997,829          26.3%                $ 28,786,140          26.5%
Life insurance                                      40,350,148          35.4                   38,491,870          35.4
Financial services                                  42,997,262          37.7                   40,938,871          37.7
Other                                                  631,148           0.6                      401,248           0.4
------------------------------------------------------------------------------------------------------------------
Total                                             $113,976,387         100.0%                $108,618,129         100.0%
------------------------------------------------------------------------------------------------------------------

     The following tables summarize the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at June 30, 1997 and December 31, 1996:

(dollars in thousands)
--------------------------------------------------------------------------------

                                                                                                       PERCENT DISTRIBUTION
                                                                                          PERCENT       ------------------
             JUNE 30, 1997                  GENERAL          LIFE            TOTAL        OF TOTAL     DOMESTIC     FOREIGN
------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
  Available for sale, at market value(a)  $10,069,854     $27,627,600     $37,697,454        53.6%        34.5%       65.5%
  Held to maturity, at amortized cost(b)   13,037,267              --      13,037,267        18.5        100.0          --
Equity securities, at market value(c)       3,293,167       2,714,113       6,007,280         8.5         34.5        65.5
Mortgage loans on real estate, policy
  and
  collateral loans                             45,188       6,298,809       6,343,997         9.0         40.4        59.6
Short-term investments, including time
  deposits, and cash                          636,884       1,087,877       1,724,761         2.5         16.9        83.1
Real estate                                   403,981         828,016       1,231,997         1.8         18.5        81.5
Investment income due and accrued             512,513         776,350       1,288,863         1.8         44.5        55.5
Other invested assets                       1,998,975       1,017,383       3,016,358         4.3         57.6        42.4
------------------------------------------------------------------------------------------------------------------
Total                                     $29,997,829     $40,350,148     $70,347,977       100.0%        47.6%       52.4%
------------------------------------------------------------------------------------------------------------------

(a)Includes $591,798 of bonds trading securities, at market value.
(b)Includes $240,104 of preferred stock, at amortized cost.
(c)Includes $81,041 of preferred stock, at market value.

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

     At June 30, 1997, approximately 51.3 percent of the fixed maturity investments were domestic securities. Approximately 39 percent of such domestic securities were rated AAA. Approximately seven percent were below investment grade or not rated.

     A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At June 30, 1997, approximately 31 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis were equivalent from a credit standpoint to securities so rated. Over five percent were below investment grade or not rated at that date.

     Although AIG's fixed income insurance portfolios contain only minor amounts of securities below investment grade, any fixed income security may be subject to downgrade for a variety of reasons subsequent to any balance sheet date. There have been no significant downgrades as at August 1, 1997.

     At June 30, 1997, approximately 5 percent of the fixed maturities portfolio was Collateralized Mortgage Obligations (CMOs), including minor amounts with respect to Commercial Mortgage Backed Securities. All of the CMOs were investment grade and approximately 65 percent of the CMOs were backed by various U.S. government agencies. Thus, credit risk was minimal. CMOs are exposed to interest rate risk as the duration and ultimate realized yield would be affected by the accelerated prepayments of the underlying mortgages. There were no interest only or principal only CMOs.

     When permitted by regulatory authorities and when deemed necessary to protect insurance assets, including invested assets, from currency risk and interest rate risk, AIG and its insurance subsidiaries enter into derivative transactions as end users. To date, such activities have been minor. (See also the discussion under "Derivatives" herein.)

     Mortgage loans on real estate, policy and collateral loans comprised 9.0 percent of AIG's insurance invested assets at June 30, 1997. AIG's insurance operations' holdings of real estate mortgages amounted to $2.51 billion of which
34.3 percent was domestic. At June 30, 1997, no domestic mortgages and only a nominal amount of foreign mortgages were in default. At June 30, 1997, AIG's insurance holdings of collateral loans amounted to $923.5 million, all of which were foreign. It is AIG's practice to maintain a maximum loan to value ratio of 75 percent at loan origination. AIG's policy loans decreased from $3.00 billion at December 31, 1996 to $2.91 billion at June 30, 1997, with most of this decrease relating to the redemption of domestic corporate-owned life insurance products.

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

     The following table is a summary of the composition of AIG's financial services invested assets at June 30, 1997 and December 31, 1996. (See also the discussions under "Operational Review," "Capital Resources" and "Derivatives" herein.)

(dollars in thousands)
--------------------------------------------------------------------------------

                                                                       1997                             1996
                                                             -----------------------          -----------------------
                                                             INVESTED         PERCENT         Invested         Percent
                                                              ASSETS          OF TOTAL         Assets          of Total
-----------------------------------------------------------------------------------------------------------------
Flight equipment primarily under operating leases, net of
  accumulated depreciation                                  $15,635,670          36.4%       $13,808,660          33.7%
Unrealized gain on interest rate and currency swaps,
  options and forward transactions                            6,408,844          14.9          6,906,012          16.9
Securities available for sale, at market value                8,340,517          19.4          9,785,909          23.9
Trading securities, at market value                           2,968,328           6.9          2,357,812           5.7
Securities purchased under agreements to resell, at
  contract value                                              1,837,708           4.3          1,642,591           4.0
Trading assets                                                4,690,858          10.9          3,793,433           9.3
Spot commodities, at market value                               419,665           1.0            204,705           0.5
Other, including short-term investments                       2,695,672           6.2          2,439,749           6.0
-----------------------------------------------------------------------------------------------------------------
Total                                                       $42,997,262         100.0%       $40,938,871         100.0%
-----------------------------------------------------------------------------------------------------------------

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financing. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover of prior debt. During the first six months of 1997, ILFC acquired flight equipment costing $2.39 billion.

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

     Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At June 30, 1997, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. At that date, AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $1.12 billion of these securities. There were no securities deemed below investment grade. There have been no significant downgrades through August 1, 1997. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

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

     AIG's Market Risk Management Department provides detailed independent review of AIG's mar-ket exposures, particularly those market exposures of AIGFP and AIGTG. This department determines whether AIG's market risks, as well as those market risks of individual subsidiaries, are within the parameters established by AIG's senior management. Well established market risk management techniques such as value at risk and scenario analysis are used. Additionally, this department verifies that specific market risks of each of certain subsidiaries are managed and hedged by that subsidiary.

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

     The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at June 30, 1997 were as follows:

(in thousands)
------------------------------------------------------

                     GROSS          GROSS         BALANCE
                   UNREALIZED     UNREALIZED       SHEET
                     GAINS          LOSSES         AMOUNT
------------------------------------------------------
Securities
  available for
  sale, at market
  value            $  239,082     $  231,072     $8,340,517
Unrealized
  gain/loss on
  interest rate
  and currency
  swaps, options
  and forward
transactions(a)(b)  6,408,844      4,843,811             --
Trading
  securities, at
  market value             --             --      2,968,328
Trading assets      5,897,749      3,541,590      4,690,858
Spot commodities,
  at market value          --         18,519        419,665
Trading
  liabilities              --      2,732,514      3,852,716
Securities and
  spot commodities
  sold but not yet
  purchased, at
  market value        153,881             --      3,653,499
------------------------------------------------------

(a)These amounts are also presented as the respective balance sheet amounts.
(b)At June 30, 1997, AIGTG's net replacement values with respect to interest rate and currency swaps were $312.2 million.

     The interest rate risk on securities available for sale, at market, is managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At June 30, 1997, the unrealized gains and losses remaining after benefit of the offsets were $11.3 million and $3.3 million, respectively.

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

     The following tables provide the notional and contractual amounts of AIGFP's and AIGTG's derivatives portfolio at June 30, 1997 and December 31, 1996.

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

     The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at June 30, 1997 and December 31, 1996:

(in thousands)
--------------------------------------------------------------------------------

                                                        REMAINING LIFE
                                     ---------------------------------------------------
                                       ONE        TWO THROUGH    SIX THROUGH     AFTER TEN        TOTAL           TOTAL
                                      YEAR        FIVE YEARS      TEN YEARS        YEARS           1997            1996
------------------------------------------------------------------------------------------------------------------
Interest rate, currency and
  equity/commodity swaps and swaptions:
Notional amount:
  Interest rate swaps              $51,265,300    $71,156,000    $44,038,100    $10,489,000    $176,948,400    $165,771,800
  Currency swaps                    12,846,500     18,523,200     10,946,000      4,528,600      46,844,300      39,182,900
  Equity/commodity swaps                18,700            --             --          50,000          68,700         103,600
  Swaptions                            465,400      1,482,400      1,346,900      1,379,200       4,673,900       5,617,700
------------------------------------------------------------------------------------------------------------------
Total                              $64,595,900    $91,161,600    $56,331,000    $16,446,800    $228,535,300    $210,676,000
------------------------------------------------------------------------------------------------------------------
Futures and forward contracts:
Exchange traded futures
  contracts
  contractual amount               $ 6,641,700            --             --              --    $  6,641,700    $  6,867,300
------------------------------------------------------------------------------------------------------------------
Over the counter forward
  contracts
  contractual amount               $ 8,721,800            --             --              --    $  8,721,800    $  5,952,200
------------------------------------------------------------------------------------------------------------------

     AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At June 30, 1997 and December 31, 1996, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
--------------------------------------------------------------------------------

                                                                   NET REPLACEMENT VALUE
                                                               -----------------------------
                                                              SWAPS AND         FUTURES AND        TOTAL         Total
                                                              SWAPTIONS      FORWARD CONTRACTS      1997          1996
------------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                         $1,725,147         $     431       $1,725,578    $1,732,315
  AA                                                          1,607,094             94,959        1,702,053     2,021,878
  A                                                           1,869,642             32,437        1,902,079     1,461,063
  BBB                                                           714,999                 --          714,999     1,150,420
  Below investment grade                                         32,950                 --           32,950        26,293
------------------------------------------------------------------------------------------------------------------
Total                                                         $5,949,832         $ 127,827       $6,077,659    $6,391,969
------------------------------------------------------------------------------------------------------------------

     At June 30, 1997 and December 31, 1996, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
--------------------------------------------------------------------------------

                                                                   NET REPLACEMENT VALUE
                                                               -----------------------------
                                                              SWAPS AND         FUTURES AND        TOTAL         Total
                                                              SWAPTIONS      FORWARD CONTRACTS      1997          1996
------------------------------------------------------------------------------------------------------------------
Non-U.S. banks                                                $2,437,621         $  91,846       $2,529,467    $2,330,481
Insured municipalities                                          579,578                 --          579,578       656,373
U.S. industrials                                                810,198                 --          810,198       894,942
Governmental                                                    449,420              4,054          453,474       894,284
Non-U.S. financial service companies                             43,175                 --           43,175        34,383
Non-U.S. industrials                                            489,785              2,590          492,375       497,839
Special purpose                                                 166,394                 --          166,394       121,137
U.S. banks                                                      319,926             29,335          349,261       251,641
U.S. financial service companies                                504,045                  2          504,047       534,965
Supranationals                                                  149,690                 --          149,690       175,924
------------------------------------------------------------------------------------------------------------------
Total                                                         $5,949,832         $ 127,827       $6,077,659    $6,391,969
------------------------------------------------------------------------------------------------------------------

     The following tables provide the contractual and notional amounts of AIGTG's derivatives portfolio at June 30, 1997 and December 31, 1996. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the June 30, 1997 balances based upon the expected timing of the future cash flows.

     The gross replacement values presented represent the sum of the estimated positive fair values of all of AIGTG's derivatives contracts at June 30, 1997 and December 31, 1996. These values do not represent the credit risk to AIGTG.

     Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss.

     The following tables present AIGTG's derivatives portfolio and the associated credit exposure, if applicable, by maturity and type of derivative at June 30, 1997 and December 31, 1996:

(in thousands)
--------------------------------------------------------------------------------

                                                        REMAINING LIFE
                                      --------------------------------------------------
                                        ONE         TWO THROUGH    SIX THROUGH    AFTER TEN       TOTAL           TOTAL
                                        YEAR        FIVE YEARS      TEN YEARS       YEARS          1997            1996
------------------------------------------------------------------------------------------------------------------
Contractual amount of futures,
  forwards and options:
  Exchange traded futures and
    options                         $ 20,077,549    $2,461,904     $   50,941     $     --     $ 22,590,394    $ 17,004,692
------------------------------------------------------------------------------------------------------------------
  Forwards                          $238,811,058    $11,131,675    $1,186,546     $  2,733     $251,132,012    $216,775,766
------------------------------------------------------------------------------------------------------------------
  Over the counter purchased
    options                         $ 31,926,421    $5,979,339     $1,379,661     $     --     $ 39,285,421    $ 27,377,217
------------------------------------------------------------------------------------------------------------------
  Over the counter sold options(a)  $ 35,077,432    $6,765,403     $1,514,603     $     --     $ 43,357,438    $ 31,049,529
------------------------------------------------------------------------------------------------------------------
Notional amount:
  Interest rate swaps and forward
    rate agreements                 $ 58,127,620    $10,191,173    $1,430,640     $     --     $ 69,749,433    $ 66,306,480
  Currency swaps                       1,177,119     4,184,098        884,384      261,876        6,507,477       5,853,194
------------------------------------------------------------------------------------------------------------------
Total                               $ 59,304,739    $14,375,271    $2,315,024     $261,876     $ 76,256,910    $ 72,159,674
------------------------------------------------------------------------------------------------------------------
Credit Exposure:
  Futures, forwards and purchased
    options contracts and interest
    rate and currency swaps:
      Gross replacement value       $  6,240,725    $1,105,787     $  235,838     $ 12,668     $  7,595,018    $  7,489,766
      Master netting arrangements     (3,412,870)     (400,146)       (88,888)      (9,002)      (3,910,906)     (3,872,291)
      Collateral                         (66,637)      (32,385)       (14,035)          --         (113,057)       (149,347)
------------------------------------------------------------------------------------------------------------------
Net replacement value (b)           $  2,761,218    $  673,256     $  132,915     $  3,666     $  3,571,055    $  3,468,128
------------------------------------------------------------------------------------------------------------------

(a) Sold options obligate AIGTG to buy or sell the underlying item if the option purchaser chooses to exercise. The amounts do not represent credit exposures.

(b) The net replacement values with respect to exchange traded futures and options, forward contracts and purchased over the counter options are presented as a component of trading assets in the accompanying balance sheet. The net replacement values with respect to interest rate and currency swaps are presented as a component of unrealized gain on interest rate and currency swaps, options and forward transactions in the accompanying balance sheet.

     AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At June 30, 1997 and December 31, 1996, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in thousands)
--------------------------------------------------------------------------------

                                                                                           NET REPLACEMENT VALUE
                                                                                        ---------------------------
                                                                                          1997              1996
------------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
    AAA                                                                                 $ 396,430         $ 447,236
    AA                                                                                  1,290,059         1,075,713
    A                                                                                   1,063,973         1,133,332
    BBB                                                                                   471,753           518,485
    Below investment grade                                                                122,495           115,810
    Not externally rated, including exchange traded futures and options*                  226,345           177,552
------------------------------------------------------------------------------------------------------------------
        Total                                                                           $3,571,055        $3,468,128
------------------------------------------------------------------------------------------------------------------
Counterparty breakdown by industry:
    Non-U.S. banks                                                                      $1,367,535        $1,269,399
    U.S. industrials                                                                      646,279           761,634
    Governmental                                                                           86,179           121,278
    Non-U.S. financial service companies                                                  299,572           186,476
    Non-U.S. industrials                                                                  211,124           192,669
    U.S. banks                                                                            384,903           309,154
    U.S. financial service companies                                                      349,118           449,966
    Exchanges*                                                                            226,345           177,552
------------------------------------------------------------------------------------------------------------------
        Total                                                                           $3,571,055        $3,468,128
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

ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (FASB 130) and Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information " (FASB
131).

     FASB 130 establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. FASB 130 is effective for AIG as of January 1, 1998.

     FASB 131 establishes standards for the way AIG reports information about its operating segments in its annual financial statements and selected information in its interim financial statements. FASB 131 establishes, where practicable, standards with respect to geographic areas, among other things. Certain descriptive information is also required. FASB 131 is effective for AIG December 31, 1998, and earlier application is encouraged.

     AIG is reviewing both FASB 130 and FASB 131. AIG has not determined if it will adopt either or both prior to the aforementioned effective dates.

RECENT DEVELOPMENTS

     In August 1997, AIG issued $100 million of Medium Term Notes, Series E, 2 1/4% Cash Exchangeable Equity-Linked Notes Due July 30, 2004.

     In August 1997, AIG entered into an agreement to sell the capital stock of AIG Trading Corporation, which constitutes the energy operations of AIGTG. The transaction is subject to regulatory review and approval and is expected to close prior to December 31, 1997.

PART II -- OTHER INFORMATION

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on May 21, 1997, the
Shareholders:

     (a)  elected seventeen directors as follows:

                           NOMINEE                     SHARES FOR        SHARES WITHHELD
          -----------------------------------------    -----------       ---------------
          M. Bernard Aidinoff......................    435,888,957          3,764,630
          Lloyd M. Bentsen.........................    434,767,502          4,886,085
          Pei-yuan Chia............................    435,023,419          4,630,168
          Marshall A. Cohen........................    434,921,712          4,731,875
          Barber B. Conable, Jr....................    435,171,498          4,482,089
          Martin Feldstein.........................    435,822,174          3,831,413
          Leslie L. Gonda..........................    434,978,334          4,675,253
          Evan G. Greenberg........................    434,922,722          4,730,865
          Maurice R. Greenberg.....................    434,885,175          4,768,412
          Carla A. Hills...........................    434,937,835          4,715,752
          Frank J. Hoenemeyer......................    435,176,503          4,477,084
          Edward E. Matthews.......................    435,057,873          4,595,714
          Dean P. Phypers..........................    435,952,592          3,700,995
          John J. Roberts..........................    434,973,429          4,680,158
          Howard I. Smith..........................    435,081,631          4,571,956
          Thomas R. Tizzio.........................    435,069,769          4,583,818
          Edmund S.W. Tse..........................    435,085,542          4,568,045

     (b) approved, by a vote of 433,095,231 shares to 4,385,373 shares, with 2,172,680 abstaining and 303 shares not voting, a proposal to approve a Chief Executive Officer Compensation Plan;

     (c) approved, by a vote of 415,007,873 shares to 18,063,086 shares, with 6,578,252 abstaining and 4,376 shares not voting, a proposal to amend the 1991 Employee Stock Option Plan;

     (d) approved, by a vote of 437,405,121 shares to 929,494 shares, with 1,318,972 abstentions, a proposal to select Coopers & Lybrand L.L.P. as independent accountants for 1997;

     (e) rejected, by a vote of 66,173,908 shares for and 334,927,940 shares against, with 11,725,189 shares abstaining and 26,826,550 shares not voting, a shareholder proposal requesting AIG to change the composition of the Nominating Committee; and

     (f) rejected, by a vote of 40,553,910 shares for and 359,525,829 shares against, with 12,743,522 shares abstaining and 26,830,326 shares not voting, a shareholder proposal requesting AIG to provide a report on certain Board matters.

PART II -- OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
        See accompanying Exhibit Index.

     (b) There have been no reports on Form 8-K filed during the quarter ended June 30, 1997.

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

                                          --------------------------------------
                                                     Howard I. Smith
                                             Executive Vice President, Chief
                                            Financial Officer and Comptroller

Dated: August 13, 1997

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION                                    LOCATION
------   ----------------------------------------------------------------    ------------------
   2     Plan of acquisition, reorganization, arrangement, liquidation or
         succession......................................................    None
   4     Instruments defining the rights of security holders, including
         indentures......................................................    Not required to be
                                                                             filed.
  10     Material contracts..............................................    None
  11     Statement re computation of per share earnings..................    Filed herewith.
  12     Statement re computation of ratios..............................    Filed herewith.
  15     Letter re unaudited interim financial information...............    None
  18     Letter re change in accounting principles.......................    None
  19     Report furnished to security holders............................    None
  22     Published report regarding matters submitted to vote of security
         holders.........................................................    None
  23     Consents of experts and counsel.................................    None
  24     Power of attorney...............................................    None
  27     Financial Data Schedule.........................................    Provided herewith.
  99     Additional exhibits.............................................    None