Form 10-Q
period 1997-09-30
AMERICAN INTERNATIONAL GROUP INC
filed 1997-11-13
CIK 5272

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

             FOR THE TRANSITION PERIOD FROM           TO

       FOR QUARTER ENDED SEPTEMBER 30, 1997 COMMISSION FILE NUMBER 1-8787

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

                              YES  [ X ]  NO  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997 701,493,275.

================================================================================

                       AMERICAN INTERNATIONAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                   DECEMBER 31,
                                                                                       1996
                                                                   SEPTEMBER       ------------
                                                                      30,
                                                                      1997
                                                                  ------------
                                                                  (UNAUDITED)
ASSETS:
  Investments and cash:
     Fixed maturities:
       Bonds held to maturity, at amortized cost (market value:
          1997 -- $13,368,529; 1996 -- $12,865,357).............  $ 12,641,522     $ 12,258,978
       Bonds available for sale, at market value (amortized
          cost: 1997 -- $36,721,927; 1996 -- $34,243,127).......    38,063,454       35,524,932
       Bonds trading securities, at market value (cost:
          1997 -- $615,154; 1996 -- $357,023)...................       628,485          364,069
       Preferred stocks, at amortized cost (market value:
          1997 -- $528,962; 1996 -- $591,091)...................       239,663          477,247
     Equity securities:
       Common stocks (cost: 1997 -- $4,943,910;
          1996 -- $4,993,799)...................................     5,995,445        5,989,572
       Non-redeemable preferred stocks (cost: 1997 -- $108,502;
          1996 -- $64,705)......................................       122,905           76,068
     Mortgage loans on real estate, policy and collateral
       loans -- net.............................................     8,197,559        7,876,820
     Financial services assets:
       Flight equipment primarily under operating leases, net of
          accumulated depreciation (1997 -- $1,774,072;
          1996 -- $1,465,031)...................................    15,199,781       13,808,660
       Securities available for sale, at market value (cost:
          1997 -- $7,734,250; 1996 -- $9,775,705)...............     7,742,935        9,785,909
       Trading securities, at market value......................     2,339,416        2,357,812
       Spot commodities, at market value........................       471,153          204,705
       Unrealized gain on interest rate and currency swaps,
          options and forward transactions......................     7,853,575        6,906,012
       Trading assets...........................................     6,044,710        3,793,433
       Securities purchased under agreements to resell,
          at contract value.....................................     2,065,397        1,642,591
     Other invested assets......................................     3,462,480        2,915,302
     Short-term investments, at cost which approximates market
       value....................................................     2,170,374        2,008,123
     Cash.......................................................       173,223           58,740
                                                                  ------------     ------------
            Total investments and cash..........................   113,412,077      106,048,973
  Investment income due and accrued.............................     1,364,566        1,198,348
  Premiums and insurance balances receivable -- net.............    10,429,017        9,617,061
  Reinsurance assets............................................    17,311,131       16,526,566
  Deferred policy acquisition costs.............................     6,734,219        6,471,357
  Investments in partially-owned companies......................     1,074,477          951,352
  Real estate and other fixed assets, net of accumulated
     depreciation (1997 -- $1,495,947; 1996 -- $1,390,225)......     2,257,241        2,122,762
  Separate and variable accounts................................     3,789,414        3,271,716
  Other assets..................................................     2,239,943        2,222,867
                                                                  ------------     ------------
            Total assets........................................  $158,612,085     $148,431,002
                                                                  ============     ============

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   DECEMBER 31,
                                                                                       1996
                                                                   SEPTEMBER       ------------
                                                                      30,
                                                                      1997
                                                                  ------------
                                                                  (UNAUDITED)
LIABILITIES:
  Reserve for losses and loss expenses..........................  $ 34,467,122     $ 33,429,807
  Reserve for unearned premiums.................................     8,717,407        7,598,928
  Future policy benefits for life and accident and health
     insurance contracts........................................    25,253,226       24,002,860
  Policyholders' contract deposits..............................    10,430,772        9,803,409
  Other policyholders' funds....................................     2,275,828        2,219,907
  Reserve for commissions, expenses and taxes...................     1,874,946        1,511,122
  Insurance balances payable....................................     2,223,470        1,832,649
  Funds held by companies under reinsurance treaties............       338,513          383,306
  Income taxes payable:
     Current....................................................       638,850          201,978
     Deferred...................................................       691,248          586,703
  Financial services liabilities:
     Borrowings under obligations of guaranteed investment
       agreements...............................................     7,279,120        5,723,228
     Securities sold under agreements to repurchase, at contract
       value....................................................       607,658        3,039,423
     Trading liabilities........................................     4,887,581        3,313,508
     Securities and spot commodities sold but not yet purchased,
       at market value..........................................     4,001,156        1,568,542
     Unrealized loss on interest rate and currency swaps,
       options and forward transactions.........................     5,146,522        5,414,433
     Deposits due to banks and other depositors.................     1,169,507        1,206,374
     Commercial paper...........................................     2,789,568        2,739,388
     Notes, bonds and loans payable.............................    12,113,038       12,312,805
  Commercial paper..............................................     1,113,111        1,758,588
  Notes, bonds, loans and mortgages payable.....................     1,239,389          986,505
  Separate and variable accounts................................     3,789,414        3,271,716
  Other liabilities.............................................     3,297,679        3,081,599
                                                                  ------------     ------------
            Total liabilities...................................   134,345,125      125,986,778
                                                                  ------------     ------------

  Preferred shareholders' equity in subsidiary company..........       400,000          400,000

CAPITAL FUNDS:
  Common stock, $2.50 par value: 1,000,000,000 shares
     authorized; shares issued 1997 -- 759,121,505;
     1996 -- 506,084,172........................................     1,897,804        1,265,210
  Additional paid-in capital....................................       116,386          127,415
  Unrealized appreciation of investments, net of taxes..........     1,545,853        1,378,318
  Cumulative translation adjustments, net of taxes..............      (897,210)        (493,218)
  Retained earnings.............................................    22,089,248       20,420,881
  Treasury stock, at cost; 1997 -- 57,628,230;
     1996 -- 36,643,026 shares of common stock..................      (885,121)        (654,382)
                                                                  ------------     ------------
            Total capital funds.................................    23,866,960       22,044,224
                                                                  ------------     ------------
            Total liabilities and capital funds.................  $158,612,085     $148,431,002
                                                                  ============     ============

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                  NINE MONTHS                   THREE MONTHS
                                              ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                          ---------------------------     -------------------------
                                             1997            1996            1997           1996
                                          -----------     -----------     ----------     ----------
General insurance operations:
Net premiums written....................  $10,286,766     $ 9,722,560     $3,429,877     $3,230,729
Change in unearned premium reserve......     (989,410)       (958,655)      (340,613)      (194,142)
                                          -----------     -----------     ----------     ----------
Net premiums earned.....................    9,297,356       8,763,905      3,089,264      3,036,587
Net investment income...................    1,366,275       1,244,475        463,324        420,718
Realized capital gains..................      106,787          50,697         28,188          5,644
                                          -----------     -----------     ----------     ----------
                                           10,770,418      10,059,077      3,580,776      3,462,949
                                          -----------     -----------     ----------     ----------
Losses and loss expenses incurred.......    7,042,283       6,665,489      2,300,428      2,271,984
Underwriting expenses...................    1,883,499       1,757,951        670,555        638,828
                                          -----------     -----------     ----------     ----------
                                            8,925,782       8,423,440      2,970,983      2,910,812
                                          -----------     -----------     ----------     ----------
Operating income........................    1,844,636       1,635,637        609,793        552,137
                                          -----------     -----------     ----------     ----------
Life insurance operations:
Premium income..........................    7,329,233       6,508,465      2,480,443      2,213,481
Net investment income...................    2,147,593       2,046,296        742,483        718,352
Realized capital gains..................       12,789          22,600          6,540         16,750
                                          -----------     -----------     ----------     ----------
                                            9,489,615       8,577,361      3,229,466      2,948,583
                                          -----------     -----------     ----------     ----------
Death and other benefits................    2,964,978       2,701,139      1,033,619        963,453
Increase in future policy benefits......    3,521,732       3,209,509      1,153,378      1,053,878
Acquisition and insurance expenses......    1,855,616       1,708,658        636,499        585,806
                                          -----------     -----------     ----------     ----------
                                            8,342,326       7,619,306      2,823,496      2,603,137
                                          -----------     -----------     ----------     ----------
Operating income........................    1,147,289         958,055        405,970        345,446
                                          -----------     -----------     ----------     ----------
Financial services operating income.....      487,434         374,761        180,485        133,938
Equity in income of minority-owned
  insurance operations..................       84,593          74,322         26,804         26,273
Other realized capital gains (losses)...      (20,602)         (1,072)       (10,466)           649
Minority interest.......................      (25,493)        (33,289)        (5,251)        (9,283)
Other income (deductions) -- net........      (66,612)        (64,564)       (22,761)       (31,089)
                                          -----------     -----------     ----------     ----------
Income before income taxes..............    3,451,245       2,943,850      1,184,574      1,018,071
                                          -----------     -----------     ----------     ----------
Income taxes (benefits) -- Current......      923,154         803,291        314,746        289,579
                         -- Deferred....       80,343          13,536         29,510         (2,945)
                                          -----------     -----------     ----------     ----------
                                            1,003,497         816,827        344,256        286,634
                                          -----------     -----------     ----------     ----------
Net income..............................  $ 2,447,748     $ 2,127,023     $  840,318     $  731,437
                                          ===========     ===========     ==========     ==========
Earnings per common share*..............  $      3.48     $      3.01     $     1.19     $     1.04
                                          ===========     ===========     ==========     ==========
Cash dividends per common share*........  $     0.208     $     0.180     $    0.075     $    0.067
                                          ===========     ===========     ==========     ==========
Average shares outstanding*.............      702,574         707,273        701,385        704,155
                                          -----------     -----------     ----------     ----------

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

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED SEPTEMBER
                                                                               30,
                                                                  -----------------------------
                                                                      1997             1996
                                                                  ------------     ------------
Cash Flows From Operating Activities:
Net income....................................................    $  2,447,748     $  2,127,023
                                                                  ------------     ------------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Non-cash revenues, expenses, gains and losses included in
     income:
  Change in:
     General and life insurance reserves......................       3,504,897        4,336,394
     Premiums and insurance balances receivable and payable --
       net....................................................        (421,135)         256,037
     Reinsurance assets.......................................        (784,565)        (996,834)
     Deferred policy acquisition costs........................        (262,862)        (593,152)
     Investment income due and accrued........................        (166,218)        (174,790)
     Funds held under reinsurance treaties....................         (44,793)          74,041
     Other policyholders' funds...............................          55,921          136,406
     Current and deferred income taxes -- net.................         517,215           98,945
     Reserve for commissions, expenses and taxes..............         363,824          271,808
     Other assets and liabilities -- net......................         199,004         (479,051)
     Trading assets and liabilities -- net....................        (677,204)         278,527
     Trading securities, at market value......................          18,396          503,992
     Spot commodities, at market value........................        (266,448)         494,147
     Net unrealized gain on interest rate and currency swaps,
       options and forward transactions.......................      (1,215,474)        (156,276)
     Securities purchased under agreements to resell..........        (422,806)      (1,199,375)
     Securities sold under agreements to repurchase...........      (2,431,765)         649,284
     Securities and spot commodities sold but not yet
       purchased, at market value.............................       2,432,614         (519,301)
  Realized capital gains......................................         (98,974)         (72,225)
  Equity in income of partially-owned companies and other
     invested assets..........................................        (116,209)        (119,331)
  Depreciation expenses, principally flight equipment.........         650,186          603,882
  Change in cumulative translation adjustments................        (458,174)         (30,049)
  Other -- net................................................         (82,523)           4,957
                                                                  ------------     ------------
  Total adjustments...........................................         292,907        3,368,036
                                                                  ------------     ------------
Net cash provided by operating activities.....................    $  2,740,655     $  5,495,059
                                                                  ------------     ------------

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED SEPTEMBER
                                                                               30,
                                                                  -----------------------------
                                                                      1997             1996
                                                                  ------------     ------------
Cash Flows From Investing Activities:
  Cost of fixed maturities, at amortized cost matured or
     redeemed.................................................    $    993,917     $  1,346,988
  Cost of bonds, at market sold...............................       7,360,382        6,816,250
  Cost of bonds, at market matured or redeemed................       2,151,855        1,960,194
  Cost of equity securities sold..............................       1,773,257        2,136,119
  Realized capital gains......................................          98,974           72,225
  Purchases of fixed maturities...............................     (13,342,852)     (14,369,425)
  Purchases of equity securities..............................      (1,735,493)      (2,507,784)
  Mortgage, policy and collateral loans granted...............      (1,662,318)      (2,706,970)
  Repayments of mortgage, policy and collateral loans.........       1,341,579          490,414
  Sales of securities available for sale......................       2,946,116        1,628,718
  Maturities of securities available for sale.................      13,670,025          105,473
  Purchases of securities available for sale..................     (14,602,931)      (3,489,696)
  Sales of flight equipment...................................         974,249        1,126,044
  Purchases of flight equipment...............................      (2,795,624)      (2,514,622)
  Net additions to real estate and other fixed assets.........        (354,410)        (291,162)
  Sales or distributions of other invested assets.............       5,653,523          871,082
  Investments in other invested assets........................      (6,113,935)        (978,006)
  Change in short-term investments............................        (162,251)         358,630
  Investments in partially-owned companies....................         (28,654)         (36,668)
                                                                  ------------     ------------
Net cash used in investing activities.........................      (3,834,591)      (9,982,196)
                                                                  ------------     ------------

Cash Flows From Financing Activities:
  Change in policyholders' contract deposits..................         627,363        2,026,717
  Change in deposits due to banks and other depositors........         (36,867)         492,513
  Change in commercial paper..................................        (595,297)         915,212
  Proceeds from notes, bonds, loans and mortgages payable.....       5,461,763        3,190,940
  Repayments on notes, bonds, loans and mortgages payable.....      (5,403,645)      (1,927,525)
  Liquidation of zero coupon notes payable....................         (12,235)              --
  Proceeds from guaranteed investment agreements..............       3,407,703        3,041,772
  Maturities of guaranteed investment agreements..............      (1,851,811)      (2,622,182)
  Proceeds from subsidiary company preferred stock issued.....              --              (98)
  Proceeds from common stock issued...........................          27,375           16,083
  Cash dividends to shareholders..............................        (146,787)        (127,161)
  Acquisition of treasury stock...............................        (274,448)        (474,034)
  Other - net.................................................           5,305           16,533
                                                                  ------------     ------------
Net cash provided by financing activities.....................       1,208,419        4,548,770
                                                                  ------------     ------------
Change in cash................................................         114,483           61,633
Cash at beginning of period...................................          58,740           88,371
                                                                  ------------     ------------
Cash at end of period.........................................    $    173,223     $    150,004
                                                                   ===========      ===========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

a) These statements are unaudited. In the opinion of management, all adjustments consisting of normal recurring accruals have been made for a fair presentation of the results shown.

b) Earnings per share of American International Group, Inc. (AIG) are based on the weighted average number of common shares outstanding during the period, retroactively adjusted to reflect all stock splits.

    Cash dividends per common share reflect the adjustment for a common stock split in the form of a 50 percent common stock dividend paid July 25, 1997. The quarterly dividend rate per common share, commencing with the dividend paid September 19, 1997 is $0.075.

c) Supplemental cash flow information for the nine month periods ended September 30, 1997 and 1996 is as follows:

                                                                     1997            1996
                                                                  -----------     -----------
                                                                  (IN THOUSANDS)
              Income taxes paid.................................  $   408,000     $   699,500
              Interest paid.....................................  $ 1,256,000     $ 1,123,000

d) In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FASB 128). This statement simplifies the existing computational guidelines, revises the disclosure requirements and increases earnings per share comparability on an international basis.

    FASB 128 is effective for year end 1997. Earlier application is not permitted. The pro forma share and earnings per share amounts computed using FASB 128 and reflecting the common stock split in the form of a 50 percent common stock dividend paid July 25, 1997 for the first nine months ended September 30, 1997 and 1996 were as follows:

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                              -----------------------
                                                                                 1997         1996
                                                                              ----------   ----------
                                                                               (IN THOUSANDS, EXCEPT
                                                                              PER SHARE AMOUNTS)
    Average outstanding shares used in the computation of per share earnings:
      Common stock issued...................................................     759,125      759,126
      Common stock in treasury..............................................     (56,551)     (51,853)
                                                                              ----------   ----------
      Average outstanding shares -- basic...................................     702,574      707,273
                                                                              ----------   ----------
      Stock options (treasury stock method).................................       3,556        2,946
      Stock purchase plan...................................................          61           39
                                                                              ----------   ----------
    Average outstanding shares -- diluted...................................     706,191      710,258
                                                                              ----------   ----------
    Net income applicable to common stock...................................  $2,447,748   $2,127,023
                                                                              ----------   ----------
    Net income per share:
      Basic.................................................................       $3.48        $3.01
      Diluted...............................................................       $3.47        $3.00

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

                       AMERICAN INTERNATIONAL GROUP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONAL REVIEW

General Insurance Operations

General insurance operations for the nine month periods ending September 30, 1997 and 1996 were as follows:

(in thousands)
------------------------------------------------------

                                1997              1996
------------------------------------------------------
Net premiums written:
  Domestic                   $ 6,944,434       $6,386,214
  Foreign                      3,342,332        3,336,346
------------------------------------------------------
Total                        $10,286,766       $9,722,560
------------------------------------------------------
Net premiums earned:
  Domestic                   $ 6,291,014       $5,763,020
  Foreign                      3,006,342        3,000,885
------------------------------------------------------
Total                        $ 9,297,356       $8,763,905
------------------------------------------------------
Adjusted underwriting
  profit:
  Domestic                   $     3,085       $   27,154
  Foreign                        368,489          313,311
------------------------------------------------------
Total                        $   371,574       $  340,465
------------------------------------------------------
Net investment income:
  Domestic                   $ 1,095,993       $  988,362
  Foreign                        270,282          256,113
------------------------------------------------------
Total                        $ 1,366,275       $1,244,475
------------------------------------------------------
Operating income before
  realized capital gains:
  Domestic                   $ 1,099,078       $1,015,516
  Foreign                        638,771          569,424
------------------------------------------------------
Total                          1,737,849        1,584,940
Realized capital gains           106,787           50,697
------------------------------------------------------
Operating income             $ 1,844,636       $1,635,637
------------------------------------------------------

     During the first nine months of 1997, the net premiums written and net premiums earned in AIG's general insurance operations increased 5.8 percent and
6.1 percent, respectively, from those of 1996.

     The growth in net premiums written in the first nine months of 1997 resulted from a combination of several factors. Domestically, AIG continued to achieve volume growth in some specialty markets, mortgage guaranty insurance and in personal lines. Foreign general insurance operations produced 32.5 percent of the general insurance net premiums written in the first nine months of 1997 and
34.3 percent in the same period of 1996.

     In comparing the foreign exchange rates used to translate the results of AIG's foreign general operations during the first nine months of 1997 to those foreign exchange rates used to translate AIG's foreign general results during the same period of 1996, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, when foreign net premiums written were translated into U.S. dollars for the purposes of consolidation, total general insurance net premiums written were approximately 1.8 percentage points less than they would have been if translated utilizing those exchange rates which prevailed during that same period of 1996.

     Net premiums written are initially deferred and earned based upon the terms of the underlying policies. The net unearned premium reserve constitutes the deferred revenues which are generally earned ratably over the policy period. Thus, the net unearned premium reserve is not fully recognized as net premiums earned until the end of the policy period.

     The statutory general insurance ratios were as follows:

             ------------------------------------------------------

                                        1997       1996
------------------------------------------------------
Domestic:
  Loss Ratio                            84.65      85.54
  Expense Ratio                         15.48      14.51
------------------------------------------------------
Combined Ratio                         100.13     100.05
------------------------------------------------------
Foreign:
  Loss Ratio                            57.11      57.83
  Expense Ratio                         30.67      31.10
------------------------------------------------------
Combined Ratio                          87.78      88.93
------------------------------------------------------
Consolidated:
  Loss Ratio                            75.75      76.06
  Expense Ratio                         20.42      20.20
------------------------------------------------------
Combined Ratio                          96.17      96.26
------------------------------------------------------

     Adjusted underwriting profit (operating income less net investment income and realized capital gains) represents statutory underwriting profit adjusted primarily for changes in deferred acquisition costs. The adjusted underwriting profits were $371.6 million in the first nine months of 1997 and $340.5 million in the same period of 1996.

     AIG's results reflect the net impact of incurred losses from catastrophes approximating $16 million and $78 million in 1997 and 1996, respectively. AIG's gross incurred losses from catastrophes approximated $22 million and $240 million in 1997 and 1996, respectively. If catastrophes were excluded from the losses incurred in each period, the pro forma consolidated statutory general insurance ratios would be as follows:

------------------------------------------------------
                                       1997        1996
------------------------------------------------------
Loss Ratio                             75.57       75.17
Expense Ratio                          20.42       20.20
------------------------------------------------------
Combined Ratio                         95.99       95.37
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

     General insurance net investment income in the first nine months of 1997 increased 9.8 percent when compared to the same period of 1996. The growth in net investment income in 1997 was primarily attributable to new cash flow for investment. The new cash flow was generated from net general insurance operating cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     General insurance realized capital gains were $106.8 million in the first nine months of 1997 and $50.7 million in 1996. These realized gains resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale and trading fixed maturities as well as redemptions of fixed maturities.

     General insurance operating income in the first nine months of 1997 increased 12.8 percent when compared to the same period of 1996. The contribution of general insurance operating income to income before income taxes was 53.4 percent in 1997 compared to 55.6 percent in 1996.

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

     AIG's general reinsurance assets amounted to $17.18 billion and resulted from AIG's reinsurance arrangements. Thus, a credit exposure existed at September 30, 1997, with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 1996, approximately 50 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances were collateralized. The remaining 50 percent of the general reinsurance assets were from authorized reinsurers and over 97 percent of such balances were from reinsurers rated A- (excellent) or better, as rated by A.M. Best. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Through September 30, 1997, these distribution percentages have not significantly changed.

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

     At September 30, 1997, the consolidated general reinsurance assets of $17.18 billion include reinsurance recoverables for paid losses and loss expenses of $2.01 billion and $13.43 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported
(IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently. It is AIG's belief that the ceded reserves at September 30, 1997 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

     At September 30, 1997, general insurance reserves for losses and loss expenses (loss reserves) amounted to $34.47 billion, an increase of $1.04 billion or 3.1 percent over the prior year end and represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses and minor amounts of discounting related to certain workers' compensation claims. General insurance net loss reserves increased $633.2 million or 3.1 percent to $21.04 billion and represent loss reserves reduced by reinsurance recoverable, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at September 30, 1997. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on such future results of operations.

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

     In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by changes in Superfund and waste dump site coverage issues. Additional liabilities could emerge for amounts in excess of the current reserves held. Although this emergence cannot now be reasonably estimated, it could have a material adverse impact on AIG's future operating results. The reserves carried for these claims at September 30, 1997 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. (See the previous discussion on reinsurance collectibility herein.)

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

     A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at September 30, 1997 and 1996 was as follows:

(in millions)
------------------------------------------------------

                               1997               1996
                          -------------      -------------
                          GROSS     NET      Gross     Net
------------------------------------------------------
Asbestos:
Reserve for losses and
  loss expenses at
  beginning of period    $  875.9  $172.3   $  744.8  $127.9
Losses and loss
  expenses incurred         219.6    61.5      144.7    77.6
Losses and loss
  expenses paid            (244.7)  (41.7)    (198.3)  (45.6)
------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period              $  850.8  $192.1   $  691.2  $159.9
------------------------------------------------------
Environmental:
Reserve for losses and
  loss expenses at
  beginning of period    $1,427.4  $570.6   $1,197.9  $379.3
Losses and loss
  expenses incurred         173.8    86.3      197.9   125.8
Losses and loss
  expenses paid            (117.6)  (40.0)    (114.4)  (37.7)
------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period              $1,483.6  $616.9   $1,281.4  $467.4
------------------------------------------------------
Combined:
Reserve for losses and
  loss expenses at
  beginning of period    $2,303.3  $742.9   $1,942.7  $507.2
Losses and loss
  expenses incurred         393.4   147.8      342.6   203.4
Losses and loss
  expenses paid            (362.3)  (81.7)    (312.7)  (83.3)
------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period              $2,334.4  $809.0   $1,972.6  $627.3
------------------------------------------------------

     The gross and net IBNR included in the aforementioned reserve for losses and loss expenses at September 30, 1997 and 1996 were estimated as follows:

(in thousands)
------------------------------------------------------

                           1997                  1996
                    -----------------      ----------------
                     GROSS       NET       Gross      Net
------------------------------------------------------
Combined           $1,067,550  $432,052   $861,500  $306,200
------------------------------------------------------

     A summary of asbestos and environmental claims count activity for the nine month periods ended September 30, 1997 and 1996 were as follows:

   ------------------------------------------------------------------------------------------------------------------
                                                        1997                                        1996
                                         ----------------------------------          ----------------------------------
                                        ASBESTOS    ENVIRONMENTAL    COMBINED       Asbestos    Environmental    Combined
------------------------------------------------------------------------------------------------------------------
Claims at beginning of period             5,668         17,395        23,063          5,244         17,858        23,102
Claims during period:
  Opened                                    865          2,716         3,581            740          1,993         2,733
  Settled                                  (105)          (315)         (420)           (94)          (395)         (489)
  Dismissed or otherwise resolved          (303)        (1,803)       (2,106)          (555)        (2,485)       (3,040)
------------------------------------------------------------------------------------------------------------------
Claims at end of period                   6,125         17,993        24,118          5,335         16,971        22,306
------------------------------------------------------------------------------------------------------------------

     The average cost per claim settled, dismissed or otherwise resolved for the nine month periods ended September 30, 1997 and 1996 was as follows:

------------------------------------------------------

                          1997                  1996
                    ----------------       ---------------
                    GROSS      NET         Gross      Net
------------------------------------------------------
Asbestos           $599,800  $102,200     $305,500  $70,300
Environmental        55,500    18,900       39,700   13,100
Combined            143,400    32,300       88,600   23,600
------------------------------------------------------

     An insurance rating agency has developed a survival ratio to measure the number of years it would take a company to exhaust both its asbestos and environmental reserves for losses and loss expenses based on that company's current level of asbestos and environmental claims payments. The higher the ratio, the more years the reserves for losses and loss expenses cover these claims payments. These ratios are computed based on the respective ending reserves for losses and loss ex-penses over the respective claims settlements during the fiscal year. Such payments include indemnity payments and legal and loss adjustment payments. It should be noted, however, that this is an extremely simplistic approach to measuring asbestos and environmental reserve levels. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have significant impact on the amount of asbestos and environmental losses and loss expense reserves, ultimate payments thereof and the resultant ratio.

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

     AIG's survival ratios for involuntary asbestos and environmental claims, separately and combined, were based upon a three year average payment. These ratios at September 30, 1997 and 1996 were as follows:

------------------------------------------------------

                           1997                  1996
                       -------------         -------------
                      GROSS      NET        Gross      Net
------------------------------------------------------
Involuntary survival
  ratios:
  Asbestos              3.6       4.2         4.2       4.2
  Environmental        15.8      19.1        16.1      15.7
  Combined              7.7      11.0         8.7       9.8
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

Life Insurance Operations

Life insurance operations for the nine month periods ending September 30, 1997 and 1996 were as follows:

(in thousands)
------------------------------------------------------

                              1997               1996
------------------------------------------------------
Premium income:
  Domestic               $      403,507     $      383,075
  Foreign                     6,925,726          6,125,390
------------------------------------------------------
Total                    $    7,329,233     $    6,508,465
------------------------------------------------------
Net investment income:
  Domestic               $      620,219     $      762,058
  Foreign                     1,527,374          1,284,238
------------------------------------------------------
Total                    $    2,147,593     $    2,046,296
------------------------------------------------------
Operating income before
  realized capital
  gains:
  Domestic               $       93,337     $       76,341
  Foreign                     1,041,163            859,114
------------------------------------------------------
Total                         1,134,500            935,455
Realized capital gains           12,789             22,600
------------------------------------------------------
Operating income         $    1,147,289     $      958,055
------------------------------------------------------
Life insurance
  in-force:*
  Domestic               $   64,560,685     $   60,419,342
  Foreign                   379,686,844        361,563,791
------------------------------------------------------
Total                    $  444,247,529     $  421,983,133
------------------------------------------------------

* Amounts presented were as at September 30, 1997 and December 31, 1996, respectively.

     AIG's life insurance operations, demonstrating the strength of its franchise, continued to show growth primarily as a result of overseas operations, particularly in Asia. AIG's life premium income during the first nine months of 1997 represented a 12.6 percent increase from the same period in 1996. Foreign life operations produced 94.5 percent and 94.1 percent of the life premium income in 1997 and 1996, respectively.

     As previously discussed, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, for the first nine months of 1997, when foreign life premium income was translated into U.S. dollars for purposes of consolidation, total life premium income was approximately 5.2 percentage points less than it would have been if translated utilizing exchange rates prevailing in the same period of 1996.

     Life insurance net investment income increased 5.0 percent during the first nine months of 1997. The growth in net investment income was primarily attributable to foreign new cash flow for investment. The new cash flow was generated from life insurance operations and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     The decline in domestic net investment income resulted from the redemption of corporate owned life insurance policies beginning in 1996 and continuing into 1997. Such redemptions had no significant effect on domestic operating income.

     The traditional life products, such as whole and term life and endowments, were the major contributors to the growth in foreign premium income and investment income, particularly in Asia, and continue to be the primary source of growth in the life segment. A mixture of traditional, accident and health and financial products are being sold in Japan.

     Life insurance realized capital gains were $12.8 million in 1997 and $22.6 million in 1996. These realized gains resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

     Life insurance operating income during the first nine months of 1997 increased 19.8 percent to $1.15 billion. Excluding realized capital gains from life insurance operating income, the percent increase would be 21.3 percent during the first nine months of 1997. The contribution of life insurance operating income to income before income taxes amounted to 33.2 percent during the first nine months of 1997 compared to 32.5 percent in the same period of 1996.

     The risks associated with the traditional life and accident and health products are underwriting risk and investment risk. The risk associated with the financial and investment contract products is investment risk.

     Underwriting risk represents the exposure to loss resulting from the actual policy experience adversely emerging in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses. AIG's life companies limit their maximum underwriting exposure on traditional life insurance of a single life to approximately one million dollars of coverage by using yearly renewable term reinsurance. The life insurance operations have not entered into assumption reinsurance transactions or surplus relief transactions during the two year period ended September 30, 1997.

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

Financial Services Operations

Financial services operations for the nine month periods ending September 30, 1997 and 1996 were as follows:

(in thousands)
------------------------------------------------------

                                   1997           1996
------------------------------------------------------
Revenues:
International Lease Finance
  Corp.                         $1,369,091     $1,148,310
AIG Financial Products Corp.*      294,513        286,995
AIG Trading Group Inc.*            365,052        209,407
Other                              299,020        230,412
------------------------------------------------------
Total                           $2,327,676     $1,875,124
------------------------------------------------------
Operating income:
International Lease Finance
  Corp.                         $  287,151     $  226,050
AIG Financial Products Corp.       151,119        129,824
AIG Trading Group Inc.              83,431         53,903
Other, including intercompany
  adjustments                      (34,267)       (35,016)
------------------------------------------------------
Total                           $  487,434     $  374,761
------------------------------------------------------

*Represents net trading revenues.

     Financial services operating income increased 30.1 percent in the first nine months of 1997 over 1996.

     International Lease Finance Corporation (ILFC) generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in the first nine months of 1997 increased 19.2 percent from 1996. The revenue increase resulted primarily from the growth both in the size and relative cost of the fleet. During the first nine months of 1997, operating income increased
27.0 percent from 1996. The composite borrowing rates during the first nine months of 1997 and 1996 were 6.34 percent and 6.28 percent, respectively. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     ILFC is exposed to loss through non-performance of aircraft lessees, through owning aircraft which it would be unable to lease or re-lease at acceptable rates or sell at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At September 30, 1997, ILFC's aircraft subject to operating leases totaled 325. In addition, two other aircraft were not leased. At September 30, 1997, approximately 80 percent of the fleet was leased to foreign airlines. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     AIG Financial Products Corp. and its subsidiaries (AIGFP) participate in the derivatives dealer market conducting, primarily as principal, an interest rate, currency and equity derivative products business. AIGFP also enters into structured transactions including long-dated forward foreign exchange contracts, option transactions, liquidity facilities and investment agreements and invests in a diversified portfolio of securities. AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than for speculative transactions. Revenues in the first nine months of 1997 increased 2.6 percent from the same period of 1996. During the first nine months of 1997, operating income increased 16.4 percent from the same period of 1996. As AIGFP is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein.)

     AIG Trading Group Inc. and its subsidiaries (AIGTG) derive a substantial portion of their revenues from market making and trading activities, as principals, in foreign exchange, interest rates, precious and base metals and natural gas and other energy products. Revenues in the first nine months of 1997 increased 74.3 percent from the same period of 1996. During the first nine months of 1997, operating income increased 54.8 percent from the same period of 1996. A substantial portion of AIGTG's improvement during the first nine months of 1997 over the same period of 1996 was currency trading activity in volatile foreign exchange markets particularly during the second quarter of 1997. On August 6, 1997, AIGTG entered into an agreement to sell its energy operations. The transaction is expected to close prior to December 31, 1997. (See also the discussion under "Recent Developments" herein.) It is not anticipated that the sale of these operations will have any significant impact on AIG. As AIGTG is a transaction-oriented operation, current and past revenues and operating results may not provide a basis of predicting future performance. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein.)

     Financial services operating income represented 14.1 percent of AIG's income before income taxes in the first nine months of 1997. This compares to
12.7 percent in the same period of 1996.

Other Operations
In the first nine months of 1997, AIG's equity in income of minority-owned insurance operations was $84.6 million compared to $74.3 million in the same period of 1996. In the first nine months of 1997 and 1996, the equity interest in insurance companies represented 2.5 percent of income before income taxes in each period.

     Other realized capital losses amounted to $20.6 million and $1.1 million in the first nine months of 1997 and 1996, respectively.

     Minority interest represents minority shareholders' equity in income of certain consolidated subsidiaries. In the first nine months of 1997, minority interest amounted to $25.5 million. In the first nine months of 1996, minority interest amounted to $33.3 million.

     Other income (deductions)--net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially-owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In the first nine months of 1997, net deductions amounted to $66.6 million. In the same period of 1996, net deductions amounted to $64.6 million.

     Income before income taxes amounted to $3.45 billion in the first nine months of 1997, and $2.94 billion in the same period of 1996.

     In the first nine months of 1997, AIG recorded a provision for income taxes of $1.00 billion compared to the provision of $816.8 million in the same period of 1996. These provisions represent effective tax rates of 29.1 percent in the first nine months of 1997, and 27.7 percent in the same period of 1996. The increase in the effective tax rate in 1997 over the prior period is primarily due to the increase in the domestic general operating income relative to income before income taxes.

     Net income amounted to $2.45 billion in the first nine months of 1997 and $2.13 billion in the same period of 1996. The increases in net income over the periods resulted from those factors described above.

CAPITAL RESOURCES

At September 30, 1997, AIG had total capital funds of $23.87 billion and total borrowings of $24.53 billion. At that date, $21.22 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

     Total borrowings at September 30, 1997 and December 31, 1996 were as follows:

(in thousands)
------------------------------------------------------

                                 1997            1996
------------------------------------------------------
GIAs -- AIGFP                 $ 7,279,120     $ 5,723,228
------------------------------------------------------
Commercial Paper:
  Funding                         232,492       1,018,510
  ILFC(a)                       2,789,568       2,739,388
  AICCO                           880,619         740,078
------------------------------------------------------
  Total                         3,902,679       4,497,976
------------------------------------------------------
Medium Term Notes:
  ILFC(a)                       3,015,465       2,551,485
  AIG                             240,000         140,000
------------------------------------------------------
  Total                         3,255,465       2,691,485
------------------------------------------------------
Notes and Bonds Payable:
  ILFC(a)                       4,050,000       3,500,000
  AIGFP                         4,114,253       5,243,042
  AIGTG                                --          10,442
  AIG: Lire bonds                 159,067         159,067
     Zero coupon notes             88,724          81,761
------------------------------------------------------
  Total                         8,412,044       8,994,312
------------------------------------------------------
Loans and Mortgages Payable:
  ILFC(a)(b)                      933,320       1,007,836
  AIG                             751,598         605,677
------------------------------------------------------
  Total                         1,684,918       1,613,513
------------------------------------------------------
Total Borrowings               24,534,226      23,520,514
------------------------------------------------------
Borrowings not guaranteed by
  AIG                          10,788,353       9,798,709
Matched GIA borrowings          7,279,120       5,723,228
Matched notes and bonds
  payable -- AIGFP              3,147,785       4,576,900
------------------------------------------------------
                               21,215,258      20,098,837
------------------------------------------------------
Remaining borrowings of AIG   $ 3,318,968     $ 3,421,677
------------------------------------------------------

(a)AIG does not guarantee or support these borrowings.
(b)Primarily capital lease obligations.

     During the first nine months of 1997, AIGFP decreased the aggregate principal amount outstanding of its notes and bonds payable to $4.11 billion, a net decrease of $1.13 billion and increased its net GIA borrowings by $1.56 billion. AIGFP uses the proceeds from the issuance of notes and bonds to invest in a segregated portfolio of securities available for sale. Funds received from GIA borrowings are invested in a diversified portfolio of securities and derivative transactions. (See also the discussions under "Operational Review", "Liquidity" and "Derivatives" herein.)

     AIG Funding, Inc. (Funding), through the issuance of commercial paper, fulfills the short-term cash requirements of AIG and its subsidiaries. Funding intends to continue to meet AIG's funding requirements through the issuance of commercial paper guaranteed by AIG. This issuance of Funding's commercial paper is subject to the approval of AIG's Board of Directors. ILFC and A.I. Credit Corp. (AICCO) issue commercial paper for the funding of their own operations. AIG does not guarantee AICCO's or ILFC's commercial paper. However, AIG has entered into an agreement in support of AICCO's commercial paper. From time to time, AIGFP may issue commercial paper, which AIG guarantees, to fund its operations. At September 30, 1997, AIGFP had no commercial paper outstanding. (See also the discussion under "Derivatives" herein.)

     AIG and Funding have entered into two syndicated revolving credit facilities (the Facilities) aggregating $1 billion. The Facilities consist of a $500 million 364 day revolving credit facility and a $500 million five year revolving credit facility. The Facilities can be used for general corporate purposes and also provide backup for AIG's commercial paper programs administered by Funding. There are currently no borrowings outstanding under either of the Facilities, nor were any borrowings outstanding as of September 30, 1997.

     ILFC increased the aggregate principal amount outstanding of its medium term and term notes to $7.07 billion at September 30, 1997, a net increase of $1.01 billion, and recorded a net decline in its capital lease obligations of $62.6 million and a net increase in its commercial paper of $50.2 million at that date. At October 31, 1997, ILFC had $610 million aggregate principal amount of debt securities registered for issuance from time to time. The cash used to purchase flight equipment, including progress payments during the construction phase, is primarily derived from the proceeds of ILFC's debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover of prior debt. (See also the discussions under "Operational Review" and "Liquidity" herein.)

     During the first nine months of 1997, AIG issued $100 million principal amount of Medium Term Notes, Series E (2 1/4% Cash Exchangeable Equity-Linked Notes Due July 30, 2004) and no previously issued notes matured. At September 30, 1997, AIG had $547 million aggregate principal amount of debt securities registered for issuance from time to time.

     AIG's capital funds have increased $1.82 bil-lion in the first nine months of 1997. Unrealized appreciation of investments, net of taxes increased $167.5 million, primarily as a result of the effect of declining interest rates on the market value of the bonds available for sale portfolio. During the first nine months of 1997, the cumulative translation adjustment loss, net of taxes, increased $404.0 million and retained earnings increased $1.67 billion, resulting from net income less dividends.

     During the period from January 1, 1997 through October 31, 1997, AIG repurchased in the open market 4.59 million shares of its common stock at a cost of $387.1 million. AIG intends to continue to buy its common shares in the open market from time to time and to satisfy its obligations under various employee benefit plans through such purchases.

     Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At September 30, 1997, there were no significant statutory or regulatory issues which would impair AIG's financial condition, results of operations or liquidity. (See also the discussion under "Liquidity" herein.)

     In 1989, the National Association of Insurance Commissioners (NAIC) adopted the "NAIC Solvency Policing Agenda for 1990". Included in this agenda was the development of Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company's statutory surplus to the risk inherent in its overall operations.

     At December 31, 1996, the adjusted capital of each of AIG's domestic general companies and of each of AIG's domestic life companies exceeded each of their RBC standards by considerable margins. There has been no significant change through September 30, 1997.

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

LIQUIDITY

At September 30, 1997, AIG's consolidated invested assets included approximately $2.34 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first nine months of 1997 amounted to approximately $2.74 billion.

     Management believes that AIG's liquid assets, its net cash provided by operations, and access to the capital markets will enable it to meet any foreseeable cash requirements.

     AIG's liquidity is primarily derived from the operating cash flows of its general and life insurance operations.

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance pre-tax operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG's insurance operations generated over $5 billion in pre-tax cash flow during the first nine months of 1997. Cash flow includes periodic premium collections, including policyholders' contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits, acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance investment operations generated approximately $3.5 billion in investment income cash flow during the first nine months of 1997. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains.

     The combined insurance pre-tax operating cash flow coupled with the cash and short-term investments of $1.86 billion provided the insurance operations with a significant amount of liquidity during the first nine months of 1997. This liquidity is available to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy loans and collateral loans. With this liquidity coupled with proceeds of approximately $12.3 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities, AIG purchased approximately $15.1 billion of fixed income securities and marketable equity securities during the first nine months of 1997.

     The following table is a summary of AIG's invested assets by significant segment, including investment income due and accrued and real estate, at September 30, 1997 and December 31, 1996:

(dollars in thousands)
--------------------------------------------------------------------------------

                                                      SEPTEMBER 30, 1997                          December 31, 1996
                                                   ------------------------                   --------------------------
                                                    INVESTED         PERCENT                   Invested         Percent
                                                     ASSETS          OF TOTAL                   Assets          of Total
   ---------------------------------------------------------------------------------------------------------------------
General insurance                                 $ 30,896,047          26.6%                $ 28,786,140          26.5%
Life insurance                                      40,561,308          34.9                   38,491,870          35.4
Financial services                                  44,048,373          37.9                   40,938,871          37.7
Other                                                  688,112           0.6                      401,248           0.4
------------------------------------------------------------------------------------------------------------------------
Total                                             $116,193,840         100.0%                $108,618,129         100.0%
------------------------------------------------------------------------------------------------------------------------

     The following tables summarize the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at September 30, 1997 and December 31, 1996:

(dollars in thousands)
--------------------------------------------------------------------------------

                                                                                                       PERCENT DISTRIBUTION
                                                                                          PERCENT       -------------------
           SEPTEMBER 30, 1997               GENERAL          LIFE            TOTAL        OF TOTAL     DOMESTIC     FOREIGN
---------------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
  Available for sale, at market value(a)  $11,029,897     $27,535,984     $38,565,881        54.0%        36.4%       63.6%
  Held to maturity, at amortized cost(b)   12,881,185              --      12,881,185        18.0        100.0          --
Equity securities, at market value(c)       3,377,536       2,550,767       5,928,303         8.3         37.1        62.9
Mortgage loans on real estate, policy
  and
  collateral loans                             50,727       6,414,205       6,464,932         9.0         42.3        57.7
Short-term investments, including time
  deposits, and cash                          579,002       1,279,301       1,858,303         2.6         13.3        86.7
Real estate                                   401,054         901,296       1,302,350         1.8         17.6        82.4
Investment income due and accrued             535,085         815,027       1,350,112         1.9         44.4        55.6
Other invested assets                       2,041,561       1,064,728       3,106,289         4.4         57.9        42.1
---------------------------------------------------------------------------------------------------------------------------
Total                                     $30,896,047     $40,561,308     $71,457,355       100.0%        48.6%       51.4%
---------------------------------------------------------------------------------------------------------------------------

(a)Includes $628,485 of bonds trading securities, at market value.
(b)Includes $239,663 of preferred stock, at amortized cost.
(c)Includes $93,570 of preferred stock, at market value.

(dollars in thousands)
--------------------------------------------------------------------------------

                                                                                                       Percent Distribution
                                                                                          Percent       ------------------
           December 31, 1996                General          Life            Total        of Total     Domestic     Foreign
---------------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
  Available for sale, at market value(a)  $ 9,713,937     $26,058,027     $35,771,964        53.2%        34.6%       65.4%
  Held to maturity, at amortized cost(b)   12,736,225              --      12,736,225        18.9        100.0          --
Equity securities, at market value(c)       3,265,756       2,608,309       5,874,065         8.7         33.9        66.1
Mortgage loans on real estate, policy
  and
  collateral loans                             50,578       6,224,878       6,275,456         9.3         43.1        56.9
Short-term investments, including time
  deposits, and cash                          605,363       1,002,060       1,607,423         2.4         19.3        80.7
Real estate                                   409,808         843,933       1,253,741         1.9         18.2        81.8
Investment income due and accrued             493,338         697,891       1,191,229         1.8         44.4        55.6
Other invested assets                       1,511,135       1,056,772       2,567,907         3.8         51.6        48.4
---------------------------------------------------------------------------------------------------------------------------
Total                                     $28,786,140     $38,491,870     $67,278,010       100.0%        47.9%       52.1%
---------------------------------------------------------------------------------------------------------------------------

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

     At September 30, 1997, approximately 52.3 percent of the fixed maturity investments were domestic securities. Approximately 41 percent of such domestic securities were rated AAA. Approximately seven percent were below investment grade or not rated.

     A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services.

Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At September 30, 1997, approximately 31 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis were equivalent from a credit standpoint to securities so rated. Approximately seven percent were below investment grade or not rated at that date.

     Although AIG's fixed income insurance portfolios contain only minor amounts of securities below investment grade, any fixed income security may be subject to downgrade for a variety of reasons subsequent to any balance sheet date. There have been no significant downgrades as at November 1, 1997.

     At September 30, 1997, approximately five percent of the fixed maturities portfolio was Collateralized Mortgage Obligations (CMOs), including minor amounts with respect to Commercial Mortgage Backed Securities. All of the CMOs were investment grade and approximately 63 percent of the CMOs were backed by various U.S. government agencies. Thus, credit risk was minimal. CMOs are exposed to interest rate risk as the duration and ultimate realized yield would be affected by the accelerated prepayments of the underlying mortgages. There were no interest only or principal only CMOs.

     When permitted by regulatory authorities and when deemed necessary to protect insurance assets, including invested assets, from currency risk and interest rate risk, AIG and its insurance subsidiaries enter into derivative transactions as end users. To date, such activities have been minor. (See also the discussion under "Derivatives" herein.)

     Mortgage loans on real estate, policy and collateral loans comprised 9.0 percent of AIG's insurance invested assets at September 30, 1997. AIG's insurance operations' holdings of real estate mortgages amounted to $2.58 billion of which 34.1 percent was domestic. At September 30, 1997, no domestic mortgages and only a nominal amount of foreign mortgages were in default. At September 30, 1997, AIG's insurance holdings of collateral loans amounted to $843.7 million, all of which were foreign. It is AIG's practice to maintain a maximum loan to value ratio of 75 percent at loan origination. AIG's policy loans increased from $3.00 billion at December 31, 1996 to $3.04 billion at September 30, 1997.

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

     The following table is a summary of the composition of AIG's financial services invested assets at September 30, 1997 and December 31, 1996. (See also the discussions under "Operational Review," "Capital Resources" and "Derivatives" herein.)

(dollars in thousands)
--------------------------------------------------------------------------------

                                                                       1997                             1996
                                                             -------------------------        -------------------------
                                                             INVESTED         PERCENT         Invested         Percent
                                                              ASSETS          OF TOTAL         Assets          of Total
-----------------------------------------------------------------------------------------------------------------------
Flight equipment primarily under operating leases, net of
  accumulated depreciation                                  $15,199,781          34.5%       $13,808,660          33.7%
Unrealized gain on interest rate and currency swaps,
  options and forward transactions                            7,853,575          17.8          6,906,012          16.9
Securities available for sale, at market value                7,742,935          17.6          9,785,909          23.9
Trading securities, at market value                           2,339,416           5.3          2,357,812           5.7
Securities purchased under agreements to resell, at
  contract value                                              2,065,397           4.7          1,642,591           4.0
Trading assets                                                6,044,710          13.7          3,793,433           9.3
Spot commodities, at market value                               471,153           1.1            204,705           0.5
Other, including short-term investments                       2,331,406           5.3          2,439,749           6.0
-----------------------------------------------------------------------------------------------------------------------
Total                                                       $44,048,373         100.0%       $40,938,871         100.0%
-----------------------------------------------------------------------------------------------------------------------

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financing. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover of prior debt. During the first nine months of 1997, ILFC acquired flight equipment costing $2.80 billion.

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

     Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At September 30, 1997, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. At that date, AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $279 million of these securities. There were no securities deemed below investment grade. There have been no significant downgrades through November 1, 1997. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

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

     All significant derivatives activities are conducted through AIGFP and AIGTG permitting AIG to participate in the derivatives dealer market acting primarily as principal. In these derivative operations, AIG structures agreements which generally allow its counterparties to enter into transactions with respect to changes in interest and exchange rates, securities' prices and certain commodities and financial or commodity indices. Generally, derivatives are used by AIG's customers, such as corporations, financial institutions, multinational organizations, sovereign entities, government agencies and municipalities. For example, a futures, forward or option contract can be used to protect the customers' assets or liabilities against price fluctuations.

     The senior management of AIG defines the policies and establishes general operating parameters for AIGFP and AIGTG. AIG's senior management has established various oversight committees to review the various financial market, operational and credit issues of AIGFP and AIGTG. The senior managements of AIGFP and AIGTG report the results of their respective operations and review future strategies with AIG's senior management.

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

     The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at September 30, 1997 were as follows:

(in thousands)
------------------------------------------------------

                     GROSS          GROSS         BALANCE
                   UNREALIZED     UNREALIZED       SHEET
                     GAINS          LOSSES         AMOUNT
------------------------------------------------------
Securities
  available for
  sale, at market
  value            $  225,070     $  216,384     $7,742,935
Unrealized
  gain/loss on
  interest rate
  and currency
  swaps, options
  and forward
transactions(a)(b)  7,853,575      5,146,522             --
Trading
  securities, at
  market value             --             --      2,339,416
Trading assets      7,714,982      5,293,914      6,044,710
Spot commodities,
  at market value          --         48,492        471,153
Trading
  liabilities              --      3,107,014      4,887,581
Securities and
  spot commodities
  sold but not yet
  purchased, at
  market value        186,771             --      4,001,156
------------------------------------------------------

(a)These amounts are also presented as the respective balance sheet amounts.
(b)At September 30, 1997, AIGTG's net replacement values with respect to interest rate and currency swaps were $412.9 million.

     The interest rate risk on securities available for sale, at market, is managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At September 30, 1997, the unrealized gains and losses remaining after benefit of the offsets were $12.7 million and $4.0 million, respectively.

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

     The following tables provide the notional and contractual amounts of AIGFP's and AIGTG's derivatives portfolio at September 30, 1997 and December 31, 1996.

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

     The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at September 30, 1997 and December 31, 1996:

(in thousands)
--------------------------------------------------------------------------------

                                                        REMAINING LIFE
                                     ---------------------------------------------------
                                       ONE        TWO THROUGH    SIX THROUGH     AFTER TEN        TOTAL           TOTAL
                                      YEAR        FIVE YEARS      TEN YEARS        YEARS           1997            1996
------------------------------------------------------------------------------------------------------------------
Interest rate, currency and
  equity/commodity swaps and swaptions:
Notional amount:
  Interest rate swaps              $58,300,600    $79,481,400    $45,723,800    $10,364,400    $193,870,200    $165,771,800
  Currency swaps                    12,581,400    18,735,800     11,149,500       4,222,600      46,689,300      39,182,900
  Equity/commodity swaps                20,900        16,600         29,200          50,000         116,700         103,600
  Swaptions                            630,200     1,444,500      1,556,000         630,900       4,261,600       5,617,700
------------------------------------------------------------------------------------------------------------------
Total                              $71,533,100    $99,678,300    $58,458,500    $15,267,900    $244,937,800    $210,676,000
------------------------------------------------------------------------------------------------------------------
Futures and forward contracts:
Exchange traded futures
  contracts
  contractual amount               $ 3,498,200            --             --              --    $  3,498,200    $  6,867,300
------------------------------------------------------------------------------------------------------------------
Over the counter forward
  contracts
  contractual amount               $ 6,830,800            --             --              --    $  6,830,800    $  5,952,200
------------------------------------------------------------------------------------------------------------------

     AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At September 30, 1997 and December 31, 1996, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
--------------------------------------------------------------------------------

                                                                   NET REPLACEMENT VALUE
                                                               -----------------------------
                                                              SWAPS AND         FUTURES AND        TOTAL         Total
                                                              SWAPTIONS      FORWARD CONTRACTS      1997          1996
------------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                         $1,677,247          $    --        $1,677,247    $1,732,315
  AA                                                          1,995,479            16,442         2,011,921     2,021,878
  A                                                           2,800,589               415         2,801,004     1,461,063
  BBB                                                           891,167               456           891,623     1,150,420
  Below investment grade                                         38,308                --            38,308        26,293
------------------------------------------------------------------------------------------------------------------
Total                                                         $7,402,790          $17,313        $7,420,103    $6,391,969
------------------------------------------------------------------------------------------------------------------

     At September 30, 1997 and December 31, 1996, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
--------------------------------------------------------------------------------

                                                                   NET REPLACEMENT VALUE
                                                               -----------------------------
                                                              SWAPS AND         FUTURES AND        TOTAL         Total
                                                              SWAPTIONS      FORWARD CONTRACTS      1997          1996
------------------------------------------------------------------------------------------------------------------
Non-U.S. banks                                                $2,364,426          $12,806        $2,377,232    $2,330,481
Insured municipalities                                          665,002                --           665,002       656,373
U.S. industrials                                                984,972                --           984,972       894,942
Governmental                                                    464,882             4,073           468,955       894,284
Non-U.S. financial service companies                             51,472                --            51,472        34,383
Non-U.S. industrials                                            934,356                --           934,356       497,839
Special purpose                                                 770,577                --           770,577       121,137
U.S. banks                                                      416,235                --           416,235       251,641
U.S. financial service companies                                594,471               434           594,905       534,965
Supranationals                                                  156,397                --           156,397       175,924
------------------------------------------------------------------------------------------------------------------
Total                                                         $7,402,790          $17,313        $7,420,103    $6,391,969
------------------------------------------------------------------------------------------------------------------

     The following tables provide the contractual and notional amounts of AIGTG's derivatives portfolio at September 30, 1997 and December 31, 1996. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the September 30, 1997 balances based upon the expected timing of the future cash flows.

     The gross replacement values presented represent the sum of the estimated positive fair values of all of AIGTG's derivatives contracts at September 30, 1997 and December 31, 1996. These values do not represent the credit risk to AIGTG.

     Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss.

     The following tables present AIGTG's derivatives portfolio and the associated credit exposure, if applicable, by maturity and type of derivative at September 30, 1997 and December 31, 1996:

(in thousands)
--------------------------------------------------------------------------------

                                                        REMAINING LIFE
                                      --------------------------------------------------
                                        ONE         TWO THROUGH    SIX THROUGH    AFTER TEN       TOTAL           TOTAL
                                        YEAR        FIVE YEARS      TEN YEARS       YEARS          1997            1996
------------------------------------------------------------------------------------------------------------------
Contractual amount of futures,
  forwards and options:
  Exchange traded futures and
    options                         $ 17,595,453    $3,038,726     $   58,135     $     --     $ 20,692,314    $ 17,004,692
------------------------------------------------------------------------------------------------------------------
  Forwards                          $253,535,640    $12,550,473    $1,819,409     $ 28,507     $267,934,029    $216,775,766
------------------------------------------------------------------------------------------------------------------
  Over the counter purchased
    options                         $ 42,957,810    $9,242,723     $1,127,956     $     --     $ 53,328,489    $ 27,377,217
------------------------------------------------------------------------------------------------------------------
  Over the counter sold options(a)  $ 45,552,100    $7,923,228     $  806,072     $     --     $ 54,281,400    $ 31,049,529
------------------------------------------------------------------------------------------------------------------
Notional amount:
  Interest rate swaps and forward
    rate agreements                 $ 59,130,282    $16,327,763    $1,557,731     $     --     $ 77,015,776    $ 66,306,480
  Currency swaps                       1,205,250     4,582,257        924,383      300,661        7,012,551       5,853,194
------------------------------------------------------------------------------------------------------------------
Total                               $ 60,335,532    $20,910,020    $2,482,114     $300,661     $ 84,028,327    $ 72,159,674
------------------------------------------------------------------------------------------------------------------
Credit Exposure:
  Futures, forwards and purchased
    options contracts and interest
    rate and currency swaps:
      Gross replacement value       $  8,213,460    $1,339,342     $  285,857     $ 15,453     $  9,854,112    $  7,489,766
      Master netting arrangements     (4,995,209)     (501,405)      (112,853)     (12,819)      (5,622,286)     (3,872,291)
      Collateral                         (67,721)      (48,619)       (12,696)          --         (129,036)       (149,347)
------------------------------------------------------------------------------------------------------------------
Net replacement value (b)           $  3,150,530    $  789,318     $  160,308     $  2,634     $  4,102,790    $  3,468,128
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

     AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At September 30, 1997 and December 31, 1996, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in thousands)
--------------------------------------------------------------------------------

                                                                                            NET REPLACEMENT VALUE
                                                                                        -----------------------------
                                                                                           1997               1996
---------------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
    AAA                                                                                 $  441,517         $  447,236
    AA                                                                                   1,317,752          1,075,713
    A                                                                                    1,408,542          1,133,332
    BBB                                                                                    457,897            518,485
    Below investment grade                                                                 141,152            115,810
    Not externally rated, including exchange traded futures and options*                   335,930            177,552
---------------------------------------------------------------------------------------------------------------------
        Total                                                                           $4,102,790         $3,468,128
---------------------------------------------------------------------------------------------------------------------
Counterparty breakdown by industry:
    Non-U.S. banks                                                                      $1,425,199         $1,269,399
    U.S. industrials                                                                       644,135            761,634
    Governmental                                                                           105,174            121,278
    Non-U.S. financial service companies                                                   373,897            186,476
    Non-U.S. industrials                                                                   198,896            192,669
    U.S. banks                                                                             502,566            309,154
    U.S. financial service companies                                                       516,993            449,966
    Exchanges*                                                                             335,930            177,552
---------------------------------------------------------------------------------------------------------------------
        Total                                                                           $4,102,790         $3,468,128
---------------------------------------------------------------------------------------------------------------------

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

ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (FASB 130) and Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" (FASB 131).

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

RECENT DEVELOPMENTS

     In August 1997, AIG entered into an agreement to sell the capital stock of AIG Trading Corporation, which constitutes the energy operations of AIGTG. It is not anticipated that the sale of these operations will have any significant impact on AIG. The transaction is subject to regulatory review and approval.

PART II -- OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
        See accompanying Exhibit Index.

     (b) There have been no reports on Form 8-K filed during the quarter ended September 30, 1997.

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

Dated: November 13, 1997

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION                                    LOCATION
------   ----------------------------------------------------------------    ------------------
 2       Plan of acquisition, reorganization, arrangement, liquidation or
         succession......................................................    None
 3(ii)   By-laws of AIG..................................................    Filed herewith.
 4       Instruments defining the rights of security holders, including
         indentures......................................................    Not required to be
                                                                             filed.
10       Material contracts..............................................    None
11       Statement re computation of per share earnings..................    Filed herewith.
12       Statement re computation of ratios..............................    Filed herewith.
15       Letter re unaudited interim financial information...............    None
18       Letter re change in accounting principles.......................    None
19       Report furnished to security holders............................    None
22       Published report regarding matters submitted to vote of security
         holders.........................................................    None
23       Consents of experts and counsel.................................    None
24       Power of attorney...............................................    None
27       Financial Data Schedule.........................................    Provided herewith.
99       Additional exhibits.............................................    None