Form 10-K
period 1997-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 1998-03-30
CIK 5272

================================================================================
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   ----------

                                    Form 10-K
(Mark One)
   |X|        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
   |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the Transition period from___________________to____________________


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

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
          Title of each class                            which registered
          -------------------                        ------------------------
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

                               Yes |X|   No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|.

      The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on January 31, 1998 was approximately $55,311,490,000 computed upon the basis of the closing sales price of the Common Stock on that date.

      As of January 31, 1998, there were outstanding 699,418,258 shares of Common Stock, $2.50 par value, of the registrant.

                      Documents Incorporated by Reference:

      The registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 20, 1998 is incorporated by reference in
Part III of this Form 10-K.

================================================================================

PART I
================================================================================
ITEM 1. Business

American International Group, Inc. ("AIG"), a Delaware corporation, is a holding company which through its subsidiaries is primarily engaged in a broad range of insurance and insurance-related activities and financial services in the United States and abroad. AIG's primary activities include both general and life insurance operations. The principal insurance company subsidiaries are American Home Assurance Company ("American Home"), National Union Fire Insurance Company of Pittsburgh, Pa. ("National Union"), New Hampshire Insurance Company ("New Hampshire"), Lexington Insurance Company ("Lexington"), American International Underwriters Overseas, Ltd. ("AIUO"), American Life Insurance Company ("ALICO"), American International Assurance Company, Limited ("AIA"), Nan Shan Life Insurance Company, Ltd. ("Nan Shan"), The Philippine American Life and General Insurance Company ("PHILAM"), American International Reinsurance Company, Ltd. and United Guaranty Residential Insurance Company. For information on AIG's business segments, see Note 17 of Notes to Financial Statements.

      All per share information herein gives retroactive effect to all stock dividends and stock splits. As of January 31, 1998, beneficial ownership of approximately 16.2 percent, 3.5 percent and 2.4 percent of AIG's Common Stock, $2.50 par value ("Common Stock"), was held by Starr International Company, Inc. ("SICO"), The Starr Foundation and C. V. Starr & Co., Inc. ("Starr"), respectively.

      At December 31, 1997, AIG and its subsidiaries had approximately 40,000 employees.

      The following table shows the general development of the business of AIG on a consolidated basis, the contributions made to AIG's consolidated revenues and operating income and the assets held, in the periods indicated by its general insurance, life insurance, financial services operations, equity in income of minority-owned insurance companies and other realized capital losses. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 17 of Notes to Financial Statements.)


(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                              1997             1996             1995             1994             1993
==============================================================================================================================
General insurance operations:
   Gross premiums written                    $  18,742,055    $  18,319,132    $  17,895,120    $  16,392,409    $  14,901,255
   Net premiums written                         13,407,529       12,691,679       11,893,022       10,865,753       10,025,903
   Net premiums earned                          12,421,040       11,854,815       11,405,731       10,286,831        9,566,640
   Adjusted underwriting profit (a)                490,168          449,784          416,637          200,484           68,735
   Net investment income                         1,853,523        1,690,798        1,547,572        1,436,254        1,342,383
   Realized capital gains                          128,175           64,985           68,077           51,360           60,719
   Operating income                              2,471,866        2,205,567        2,032,286        1,688,098        1,471,837
   Identifiable assets                          62,386,262       58,791,735       56,223,416       51,556,410       47,161,017
------------------------------------------------------------------------------------------------------------------------------
   Loss ratio                                         75.3             75.9             75.9             77.8             79.2
   Expense ratio                                      20.9             20.6             20.7             20.5             20.3
------------------------------------------------------------------------------------------------------------------------------
   Combined ratio                                     96.2             96.5             96.6             98.3             99.5
==============================================================================================================================
Life insurance operations:
   Premium income                                9,925,639        8,978,246        8,038,150        6,724,321        5,746,046
   Net investment income                         2,896,469        2,675,881        2,264,905        1,748,428        1,499,714
   Realized capital gains                           21,186           34,798           32,703           86,706           54,576
   Operating income                              1,571,483        1,323,758        1,090,605          952,484          781,611
   Identifiable assets                          52,103,905       48,376,033       43,280,484       34,496,652       28,381,164
   Insurance in-force at end of year           436,573,123      421,983,133      376,097,107      333,378,811      257,162,102
Financial services operations:
   Commissions, transaction and other fees       3,273,478        2,555,477        2,204,090        1,783,239        1,529,079
   Operating income                                701,337          523,906          417,741          404,853          390,038
   Identifiable assets                          51,756,123       43,861,592       36,833,772       30,660,776       25,514,258
Equity in income of minority-owned
   insurance operations                            113,636           99,359           81,722           56,005           39,589
Other realized capital losses                      (30,846)         (11,792)         (28,946)         (51,213)          (8,197)
Revenues (b)                                    30,602,300       27,942,567       25,614,004       22,121,931       19,830,549
Total assets                                   163,970,687      148,431,002      134,136,398      114,346,117      101,014,848
==============================================================================================================================

(a) Adjusted underwriting profit is statutory underwriting income adjusted primarily for changes in deferral of acquisition costs. This adjustment is necessary to present the financial statements in accordance with generally accepted accounting principles.
(b) Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transaction and other fees, equity in income of minority-owned insurance operations and realized capital gains (losses). In 1997, agency operations were insignificant and were presented as a component of general insurance. Agency operations for years prior to 1997 have been reclassified to conform to the 1997 presentation.

      The following table shows identifiable assets, revenues and income derived from operations in the United States and Canada and from operations in other countries for the year ended December 31, 1997. (See also Note 17 of Notes to Financial Statements.)


(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------
                                                                                                  Percent of Total
                                                                                              --------------------------
                                                              United States       Other       United States      Other
                                                  Total         and Canada      Countries       and Canada     Countries
========================================================================================================================
General insurance operations:
   Net premiums earned                       $  12,421,040    $   8,352,231    $ 4,068,809         67.2%         32.8%
   Adjusted underwriting profit (loss)             490,168           (7,188)       497,356           --            --
   Net investment income                         1,853,523        1,484,558        368,965         80.1          19.9
   Realized capital gains                          128,175           57,017         71,158         44.5          55.5
   Operating income                              2,471,866        1,534,387        937,479         62.1          37.9
   Identifiable assets                          62,386,262       48,409,832     13,976,430         77.6          22.4
Life insurance operations:
   Premium income                                9,925,639          553,203      9,372,436          5.6          94.4
   Net investment income                         2,896,469          838,931      2,057,538         29.0          71.0
   Realized capital gains (losses)                  21,186           (2,163)        23,349           --            --
   Operating income                              1,571,483          122,775      1,448,708          7.8          92.2
   Identifiable assets                          52,103,905       14,435,626     37,668,279         27.7          72.3
Financial services operations:
   Commissions, transaction and other fees       3,273,478        2,808,131        465,347         85.8          14.2
   Operating income                                701,337          424,846        276,491         60.6          39.4
   Identifiable assets                          51,756,123       45,451,790      6,304,333         87.8          12.2
Equity in income of minority-owned
   insurance operations                            113,636           80,410         33,226         70.8          29.2
Other realized capital gains (losses)              (30,846)         (30,988)           142           --            --
Income before income taxes                       4,698,898        2,015,556      2,683,342         42.9          57.1
Revenues                                        30,602,300       14,141,330     16,460,970         46.2          53.8
Total Assets                                   163,970,687      105,757,551     58,213,136         64.5          35.5
========================================================================================================================

General Insurance Operations

AIG's general insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance. One or more of these companies is licensed to write substantially all of these lines in all states of the United States and in approximately 100 foreign countries.

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

      AIG engages in mass marketing of personal lines coverages, primarily private passenger auto, through American International Insurance Company and New Hampshire Indemnity Company, Inc. as well as through a joint venture with 20th Century Industries.

      The business of United Guaranty Corporation ("UGC") and its subsidiaries is also included in the domestic operations of AIG. The principal business of the UGC subsidiaries is the writing of residential mortgage loan insurance, which is guaranty insurance on conventional first mortgage loans on single-family dwellings and condominiums. Such insurance protects lenders against loss if borrowers default. UGC subsidiaries also write home equity and property improvement loan insurance on loans to finance residential property improvements, alterations and repairs and for other purposes not necessarily related to real estate. UGC had approximately $16 billion of mortgage guarantee risk in-force at December 31, 1997.

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

      During 1997, domestic general and foreign general insurance business accounted for 67.4 percent and 32.6 percent, respectively, of AIG's net premiums written.

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

      The following table summarizes general insurance premiums written and earned:


(in thousands)
--------------------------------------------------------------------------------
Years Ended December 31,                         Written              Earned
================================================================================
1997
--------------------------------------------------------------------------------
Gross premiums                                $ 18,742,055         $ 17,565,566
Ceded premiums                                  (5,334,526)          (5,144,526)
--------------------------------------------------------------------------------
Net premiums                                  $ 13,407,529         $ 12,421,040
================================================================================
1996
--------------------------------------------------------------------------------
Gross premiums                                $ 18,319,132         $ 17,579,868
Ceded premiums                                  (5,627,453)          (5,725,053)
--------------------------------------------------------------------------------
Net premiums                                  $ 12,691,679         $ 11,854,815
================================================================================
1995
--------------------------------------------------------------------------------
Gross premiums                                $ 17,895,120         $ 17,243,829
Ceded premiums                                  (6,002,098)          (5,838,098)
--------------------------------------------------------------------------------
Net premiums                                  $ 11,893,022         $ 11,405,731
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

      AIG is well diversified both in terms of lines of business and geographic locations. Of the general insurance lines of business, workers' compensation was approximately 12 percent of AIG's net premiums written. This line is well diversified geographically.

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

      The following table is a summary of the general insurance operations, including ratios, by major operating category for the year ended December 31, 1997. (See also Note 17(b) of Notes to Financial Statements.)


(dollars in thousands)
--------------------------------------------------------------------------------------------------------------
                                                                      Ratio of          Ratio of
                                                                     Losses and       Underwriting
                                                                    Loss Expenses        Expenses
                                          Net Premiums               Incurred to       Incurred to
                                -------------------------------      Net Premiums      Net Premiums   Combined
                                  Written              Earned           Earned           Written       Ratio
==============================================================================================================
Foreign                         $ 4,369,989         $ 4,068,809           56.6             31.2         87.8
Commercial casualty (a)           7,041,086           6,428,763           83.2             15.0         98.2
Commercial property                 485,621             408,437          101.1             12.3        113.4
Pools and associations (b)          358,275             369,294          136.3             26.1        162.4
Personal lines (c)                  811,742             790,448           80.6             16.9         97.5
Mortgage guaranty                   340,816             355,289           41.4             27.0         68.4
--------------------------------------------------------------------------------------------------------------
Total                           $13,407,529         $12,421,040           75.3             20.9         96.2
==============================================================================================================

(a)   Including workers' compensation and retrospectively rated risks.
(b)   Including involuntary pools.
(c)   Including mass marketing and specialty programs.

      Loss and expense ratios of AIG's consolidated general insurance operations are set forth in the following table. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)


(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------------
                                                               Ratio of         Ratio of
                                                              Losses and      Underwriting
                                                             Loss Expenses      Expenses
                                      Net Premiums            Incurred to      Incurred to                               Industry
                              ---------------------------     Net Premiums     Net Premiums  Combined    Underwriting    Combined
Years Ended December 31,        Written         Earned           Earned           Written      Ratio         Margin       Ratio*
=================================================================================================================================
1997                          $13,407,529     $12,421,040         75.3              20.9        96.2           3.8         103.6
1996                           12,691,679      11,854,815         75.9              20.6        96.5           3.5         106.3
1995                           11,893,022      11,405,731         75.9              20.7        96.6           3.4         106.7
1994                           10,865,753      10,286,831         77.8              20.5        98.3           1.7         108.9
1993                           10,025,903       9,566,640         79.2              20.3        99.5           0.5         107.9
=================================================================================================================================

* Source: Best's Aggregates & Averages (Stock insurance companies, after dividends to policyholders) and the ratio for 1997 reflects estimated results provided by Conning & Company.

      During 1997, of the direct general insurance premiums written (gross premiums less return premiums and cancellations, excluding reinsurance assumed and before deducting reinsurance ceded), 8.1 percent and 7.7 percent were written in New York and California , respectively (no other state accounted for more than 5 percent of such premiums).

      There was no significant adverse effect on AIG's general insurance results of operations from the economic environments in any one state, country or geographic region for the year ended December 31, 1997. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

Discussion and Analysis of Consolidated Net Losses and Loss Expense Reserve Development

The reserve for net losses and loss expenses is exclusive of applicable reinsurance and represents the accumulation of estimates for reported losses ("case basis reserves") and provisions for losses incurred but not reported ("IBNR"). AIG does not discount its loss reserves other than for minor amounts related to workers' compensation claims.

      Loss reserves established with respect to foreign business are set and monitored in terms of the respective local or functional currency. Therefore, no assumption is included for changes in currency rates. (See also Note 1(s) of Notes to Financial Statements.) Losses and loss expenses are charged to income as incurred.

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

      The "Analysis of Consolidated Net Losses and Loss Expense Reserve Development", which follows, presents the development of net losses and loss expense reserves for calendar years 1987 through 1997. The upper half of the table shows the cumulative amounts paid during successive years related to the opening loss reserves. For example, with respect to the net losses and loss expense reserve of $14,699.2 million as of December 31, 1990, by the end of 1997 (seven years later) $13,235.3 million had actually been paid in settlement of these net loss reserves. In addition, as reflected in the lower section of the table, the original reserve of $14,699.2 million was reestimated to be $16,160.8 million at December 31, 1997. This increase from the original estimate would generally be a combination of a number of factors, including reserves being settled for larger amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The redundancy (deficiency) depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective column heading. For example, the redundancy of $398.6 million at December 31, 1997 related to December 31, 1996 net losses and loss expense reserves of $20,407.3 million represents the cumulative amount by which reserves for 1996 and prior years have developed redundantly during 1997.

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

Analysis of Consolidated Net Losses and
Loss Expense Reserve Development


(in millions)
--------------------------------------------------------------------------------------------------------------------------------
                                       1987       1988        1989        1990        1991        1992        1993        1994
================================================================================================================================
Reserve for Net Losses and Loss
      Expenses, December 31,      $ 8,670.7  $11,086.1   $12,958.5   $14,699.2   $15,839.9   $16,756.8   $17,557.0   $18,418.9
Paid (Cumulative) as of:
      One Year Later                2,619.2    3,266.9     3,940.3     4,315.2     4,747.8     4,882.7     5,146.3     4,775.0
      Two Years Later               4,315.9    5,451.5     6,476.6     7,349.7     8,015.4     8,289.4     8,241.7     8,072.6
      Three Years Later             5,496.6    6,904.5     8,350.8     9,561.0    10,436.2    10,433.1    10,403.5    10,333.1
      Four Years Later              6,207.5    7,966.2     9,721.3    11,223.5    11,814.8    11,718.1    12,095.1
      Five Years Later              6,757.2    8,792.1    10,764.8    12,111.6    12,611.4    12,930.5
      Six Years Later               7,246.1    9,449.6    11,284.8    12,614.9    13,472.0
      Seven Years Later             7,616.7    9,737.0    11,517.3    13,235.3
      Eight Years Later             7,771.9    9,813.0    11,952.7
      Nine Years Later              7,764.7   10,139.5
      Ten Years Later               8,040.3
Net Liability Reestimated as of:
      End of Year                   8,670.7   11,086.1    12,958.5    14,699.2    15,839.9    16,756.8    17,557.0    18,418.9
      One Year Later                8,523.6   10,923.8    12,844.5    14,596.2    15,828.1    16,807.0    17,434.3    18,138.5
      Two Years Later               8,492.4   10,856.9    12,843.9    14,595.4    15,902.9    16,603.4    17,479.1    18,268.9
      Three Years Later             8,488.1   10,811.9    12,809.2    14,723.7    15,989.7    16,778.3    17,781.7    18,344.4
      Four Years Later              8,472.3   10,774.9    12,896.4    14,965.4    16,254.2    17,181.7    18,089.8
      Five Years Later              8,472.0   10,805.1    13,064.6    15,361.2    16,712.4    17,600.1
      Six Years Later               8,470.0   10,953.6    13,426.0    15,844.5    17,094.9
      Seven Years Later             8,577.4   11,301.5    13,930.7    16,160.8
      Eight Years Later             8,912.3   11,798.9    14,179.7
      Nine Years Later              9,391.1   12,024.9
      Ten Years Later               9,646.0
      Redundancy/(Deficiency)        (975.3)    (938.8)   (1,221.2)   (1,461.6)   (1,255.0)     (843.3)     (532.8)       74.5
================================================================================================================================


(in millions)
------------------------------------------------------------------
                                        1995       1996       1997
==================================================================
Reserve for Net Losses and Loss
      Expenses, December 31,       $19,692.8  $20,407.3  $21,171.5
Paid (Cumulative) as of:
      One Year Later                 5,281.4    5,615.7
      Two Years Later                8,726.1
      Three Years Later
      Four Years Later
      Five Years Later
      Six Years Later
      Seven Years Later
      Eight Years Later
      Nine Years Later
      Ten Years Later
Net Liability Reestimated as of:
      End of Year                   19,692.8   20,407.3   21,171.5
      One Year Later                19,412.8   20,008.7
      Two Years Later               19,329.9
      Three Years Later
      Four Years Later
      Five Years Later
      Six Years Later
      Seven Years Later
      Eight Years Later
      Nine Years Later
      Ten Years Later
      Redundancy/(Deficiency)          362.9      398.6
==================================================================

      The following table excludes for each calendar year the net loss and loss expense reserves and the development thereof with respect to asbestos and environmental claims. Thus, AIG's loss and loss expense reserves excluding asbestos and environmental claims are developing adequately. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

Analysis of Consolidated Net Losses and Loss Expense
Reserve Development Excluding Asbestos and
Environmental Net Losses and Loss Expense Reserve
Development


(in millions)
---------------------------------------------------------------------------------------------------------------------------
                                       1987      1988       1989        1990        1991        1992       1993       1994
===========================================================================================================================
Reserve for Net Losses and Loss
   Expenses, Excluding Asbestos
   and Environmental Losses and
   Loss Expenses, December 31,    $ 8,630.6 $11,005.9  $12,838.3   $14,538.9   $15,639.5   $16,503.4  $17,248.7  $18,088.6
Paid (Cumulative) as of:
   One Year Later                   2,619.2   3,266.9    3,940.3     4,259.7     4,690.8     4,766.1    5,060.9    4,699.6
   Two Years Later                  4,315.9   5,451.5    6,422.0     7,237.4     7,842.0     8,087.9    8,081.5    7,890.5
   Three Years Later                5,496.6   6,850.5    8,240.1     9,332.8    10,178.1    10,157.3   10,137.0   10,047.8
   Four Years Later                 6,155.7   7,856.9    9,495.6    10,911.6    11,482.9    11,336.9   11,726.0
   Five Years Later                 6,655.0   8,569.4   10,456.3    11,726.6    12,174.8    12,447.5
   Six Years Later                  7,032.7   9,145.1   10,904.3    12,125.9    12,934.5
   Seven Years Later                7,322.1   9,361.6   11,033.5    12,646.3
   Eight Years Later                7,407.3   9,338.8   11,370.0
   Nine Years Later                 7,306.3   9,569.5
   Ten Years Later                  7,489.2
Net Liability Reestimated as of:
   End of Year                      8,630.6  11,005.9   12,838.3    14,538.9    15,639.5    16,503.4   17,248.7   18,088.6
   One Year Later                   8,443.4  10,803.6   12,684.2    14,340.7    15,518.4    16,382.3   17,019.2   17,556.0
   Two Years Later                  8,372.2  10,696.6   12,590.9    14,231.6    15,422.4    16,072.6   16,812.6   17,355.2
   Three Years Later                8,327.8  10,562.2   12,449.4    14,190.1    15,402.9    15,996.7   16,790.0   17,292.7
   Four Years Later                 8,227.0  10,419.9   12,367.5    14,326.7    15,416.9    16,081.1   16,959.7
   Five Years Later                 8,127.6  10,282.2   12,430.8    14,472.0    15,562.1    16,361.5
   Six Years Later                  7,961.4  10,325.8   12,544.1    14,648.3    15,807.8
   Seven Years Later                7,962.8  10,429.9   12,747.8    14,828.3
   Eight Years Later                8,056.3  10,635.4   12,861.2
   Nine Years Later                 8,254.5  10,727.7
   Ten Years Later                  8,377.6
   Redundancy/(Deficiency):           253.0     278.2      (22.9)     (289.4)     (168.3)      141.9      289.0      795.9
===========================================================================================================================


(in millions)
-----------------------------------------------------------------
                                       1995       1996       1997
=================================================================
Reserve for Net Losses and Loss
   Expenses, Excluding Asbestos
   and Environmental Losses and
   Loss Expenses, December 31,    $19,185.6  $19,664.4  $20,384.2
Paid (Cumulative) as of:
   One Year Later                   5,174.1    5,507.0
   Two Years Later                  8,515.2
   Three Years Later
   Four Years Later
   Five Years Later
   Six Years Later
   Seven Years Later
   Eight Years Later
   Nine Years Later
   Ten Years Later
Net Liability Reestimated as of:
   End of Year                     19,185.6   19,664.4   20,384.2
   One Year Later                  18,567.7   19,118.0
   Two Years Later                 18,347.1
   Three Years Later
   Four Years Later
   Five Years Later
   Six Years Later
   Seven Years Later
   Eight Years Later
   Nine Years Later
   Ten Years Later
   Redundancy/(Deficiency):           838.5      546.4
=================================================================

Reconciliation of Net Reserve for Losses and
Loss Expenses


(in millions)
--------------------------------------------------------------------------------
                                                 1997         1996         1995
================================================================================
Net reserve for losses and loss
   expenses at beginning of year            $20,407.3    $19,692.8    $18,418.9
--------------------------------------------------------------------------------
Losses and loss expenses incurred:
   Current year                               9,732.6      9,272.4      8,935.4
   Prior years*                                (376.4)      (276.0)      (275.6)
--------------------------------------------------------------------------------
                                              9,356.2      8,996.4      8,659.8
--------------------------------------------------------------------------------
Losses and loss expenses paid:
   Current year                               2,976.3      3,000.5      2,610.9
   Prior years                                5,615.7      5,281.4      4,775.0
--------------------------------------------------------------------------------
                                              8,592.0      8,281.9      7,385.9
--------------------------------------------------------------------------------
Net reserve for losses and loss
   expenses at end of year                  $21,171.5     $20,407.3   $19,692.8
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

      The reserve for losses and loss expenses as reported in AIG's Consolidated Balance Sheet at December 31, 1997, differs from the total reserve reported in the Annual Statements filed with state insurance departments and, where appropriate, with foreign regulatory authorities. The differences at December 31, 1997 relate primarily to estimates for unrecoverable reinsurance and additional reserves relating to certain foreign operations. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

      The reserve for gross losses and loss expenses is prior to reinsurance and represents the accumulation for reported losses and

IBNR. Management reviews the adequacy of established gross loss reserves in the manner previously described for net loss reserves.

      The "Analysis of Consolidated Gross Losses and Loss Expense Reserve Development", which follows, presents the development of gross losses and loss expense reserves for calendar years 1992 through 1997. As with the net losses and loss expense reserve development, the deficiencies of $1.54 billion and $973.5 million for 1992 and 1993, and redundancies of $610.7 million, $649.2 million and $653.0 million for 1994, 1995 and 1996, respectively, are relatively insignificant both in terms of an aggregate amount and as a percentage of the initial reserve balance.

Analysis of Consolidated Gross Losses and
Loss Expense Reserve Development


(in millions)
-------------------------------------------------------------------------------------------
                              1992        1993        1994       1995       1996       1997
===========================================================================================
Gross losses and
  loss expenses,
  December 31,           $28,156.8   $30,046.2   $31,435.4  $33,046.7  $33,429.8  $33,400.1
Paid (cumulative)
  as of:
  One Year Later           7,280.9     8,807.1     7,640.0    8,392.1    9,199.2
  Two Years Later         13,006.0    13,278.7    13,035.8   15,496.1
  Three Years Later       16,432.3    17,311.4    17,539.5
  Four Years Later        18,550.0    20,803.0
  Five Years Later        21,321.7
Gross Liability
  Reestimated
  as of:
  End of Year             28,156.8    30,046.2    31,435.4   33,046.7   33,429.8   33,400.1
  One Year Later          28,253.4    29,865.9    30,758.9   32,371.7   32,776.8
  Two Years Later         27,824.8    29,536.5    30,960.0   32,397.5
  Three Years Later       27,726.8    30,362.0    30,824.7
  Four Years Later        28,625.0    31,019.7
  Five Years Later        29,700.7
Redundancy/(Deficiency)   (1,543.9)     (973.5)      610.7      649.2      653.0
===========================================================================================

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

      In the United States, AIG has four domestic life subsidiaries: American International Life Assurance Company of New York, AIG Life Insurance Company, Delaware American Life Insurance Company, and Pacific Union Assurance Company. These companies utilize multiple distribution channels including brokerage and career and general agents to offer primarily life insurance, financial and investment products and specialty forms of accident and health coverage for individuals and groups, including employee benefit plans. The domestic life business comprised 5.6 percent of total life premium income in 1997.

      Life insurance operations in foreign countries comprised 94.4 percent of life premium income and 92.2 percent of operating income in 1997. AIG operates overseas principally through four subsidiary companies, ALICO, AIA , Nan Shan and PHILAM. Although ALICO is incorporated in Delaware, all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in approximately 50 countries located in Europe, Africa, Latin America, the Caribbean, the Middle East, and the Far East, with Japan being the largest territory. AIA operates primarily in Hong Kong, Singapore, Malaysia and Thailand. Nan Shan operates in Taiwan while PHILAM operates in the Philippines. There was no significant adverse effect on AIG's life insurance results of operations from economic environments in any one state, country or geographic region for the year ended December 31, 1997. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

      Traditional life insurance products such as whole life and endowment continue to be significant in the overseas companies, especially in Southeast Asia, while a mixture of traditional, accident and health and financial products are sold in Japan.

      In addition to the above, AIG also has subsidiary operations in Switzerland (American Security Life Insurance Company, Ltd.), Puerto Rico (AIG Life Insurance Company of Puerto Rico) and conducts life insurance business through AIUO subsidiary companies in certain countries in Central and South America.

      The foreign life companies have approximately 115,000 career agents and sell their products largely to indigenous persons in local currencies. In addition to the agency outlets, these companies also distribute their products through direct marketing channels, such as mass marketing, and through brokers and other distribution outlets such as financial institutions.

      The following table summarizes the life insurance operating results for the year ended December 31, 1997. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)


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
                                        Income           Income          Income(a)           In-Force            Lapse     Other
====================================================================================================================================
Individual:
 Life                                 $7,543,752       $2,023,008        $1,016,859        $328,203,146(b)         7.1%      1.7%
 Annuity                                 144,030          465,373            73,039                    (c)
 Accident and health                   1,225,932           98,208           344,664                    (c)
Group:
 Life                                    433,100           28,358            55,635         108,369,977            6.9%      7.2%
 Pension                                  99,217          267,127            30,374                    (c)
 Accident and health                     479,608           24,744            40,075                    (c)
Realized capital gains                        --               --            21,186                    (c)
Consolidation adjustments                     --          (10,349)          (10,349)                   (c)
------------------------------------------------------------------------------------------------------------------------------------
Total                                 $9,925,639       $2,896,469        $1,571,483        $436,573,123
====================================================================================================================================

(a)   Including income related to investment type products.
(b)   Including $231.4 billion of whole life insurance and endowments.
(c)   Not applicable.

Insurance Investment Operations

A significant portion of AIG's general and life operating revenues are derived from AIG's insurance investment operations. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 2, 8 and 17 of Notes to Financial Statements.)

      The following table is a summary of the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at December 31, 1997:


(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Percent Distribution
                                                                                                Percent     --------------------
                                                General           Life             Total        of Total    Domestic    Foreign
====================================================================================================================================
Fixed maturities:
  Available for sale, at market value(a)      $11,326,246      $27,340,210      $38,666,456       53.0%       37.8%       62.2%
  Held to maturity, at amortized cost(b)       12,769,646               --       12,769,646       17.5       100.0          --
Equity securities, at market value(c)           3,314,603        1,815,849        5,130,452        7.0        43.5        56.5
Mortgage loans on real estate, policy
  and collateral loans                             50,297        6,147,606        6,197,903        8.5        39.0        61.0
Short-term investments, including
  time deposits, and cash                         616,683        2,409,353        3,026,036        4.2        33.1        66.9
Real estate                                       401,995          979,543        1,381,538        1.9        16.8        83.2
Investment income due and accrued                 528,164          817,348        1,345,512        1.9        39.7        60.3
Other invested assets                           2,836,450        1,537,060        4,373,510        6.0        76.7        23.3
------------------------------------------------------------------------------------------------------------------------------------
Total                                         $31,844,084      $41,046,969      $72,891,053      100.0%       51.0%       49.0%
====================================================================================================================================

(a)   Includes $718,548 of bonds trading securities, at market value.
(b)   Includes $239,331 of preferred stocks, at amortized cost.
(c)   Includes $111,609 of preferred stocks, at market value.

      The following table summarizes the investment results of the general insurance operations. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of Notes to Financial Statements.)


(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                               Annual Average Cash and Invested Assets
                             -------------------------------------------
                                 Cash
                              (including                                        Net                                      Realized
                              short-term       Invested                      Investment          Rate of Return on        Capital
Years Ended December 31,     investments)      Assets(a)         Total        Income(b)           Invested Assets          Gains
====================================================================================================================================
1997                          $  611,023      $29,704,089     $30,315,112     $1,853,523        6.1% (c)      6.2% (d)   $128,175
1996                             630,031       27,047,770      27,677,801      1,690,798        6.1 (c)       6.3 (d)      64,985
1995                             825,200       24,417,024      25,242,224      1,547,572        6.1 (c)       6.3 (d)      68,077
1994                           1,441,800       21,837,304      23,279,104      1,436,254        6.2 (c)       6.6 (d)      51,360
1993                           1,824,622       19,734,571      21,559,193      1,342,383        6.2 (c)       6.8 (d)      60,719
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


(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------
                              Annual Average Cash and Invested Assets
                             -----------------------------------------
                                 Cash
                              (including                                      Net                           Realized
                              short-term     Invested                      Investment   Rate of Return on   Capital
Years Ended December 31,     investments)    Assets(a)         Total        Income(b)    Invested Assets     Gains
=====================================================================================================================
1997                          $1,705,707    $38,063,713     $39,769,420    $2,896,469    7.3%(c)  7.6%(d)   $21,186
1996                           1,116,938     35,563,517      36,680,455     2,675,881    7.3(c)   7.5(d)     34,798
1995                           1,222,375     29,557,181      30,779,556     2,264,905    7.4(c)   7.7(d)     32,703
1994                           2,045,747     22,317,914      24,363,661     1,748,428    7.2(c)   7.8(d)     86,706
1993                           2,697,282     17,286,171      19,983,453     1,499,714    7.5(c)   8.7(d)     54,576
=====================================================================================================================

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

Financial Services Operations

AIG operations which contribute to financial services income include primarily A.I. Credit Corp. ("AICCO"), AIG Financial Products Corp. and its subsidiary companies ("AIGFP"), AIG Trading Group Inc. and its subsidiaries ("AIGTG"), International Lease Finance Corporation ("ILFC") and UeberseeBank AG. AICCO's business is principally in premium financing. AIGFP structures financial transactions, including long-dated interest rate and currency swaps and structures borrowings through notes, bonds and guaranteed investment agreements. AIGTG engages in various commodities trading, foreign exchange trading and market making activities. ILFC is engaged primarily in the acquisition of new and used commercial jet aircraft and the leasing and remarketing of such aircraft to airlines around the world. UeberseeBank AG operates as a Swiss bank. Other financial services operations are AIG Global Investment Group, Inc. whose operations manage the investment portfolios of various AIG subsidiaries, as well as third-party assets, and are responsible for product design and origination, marketing and distribution of third-party asset management products, including retail mutual funds, direct investment, and real estate investment, management and development. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 9 and 11 of Notes to Financial Statements.)

      The following table is a summary of the composition of AIG's financial services invested assets and liabilities at December 31, 1997. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of Notes to Financial Statements.)


(in thousands)
================================================================================
Financial services invested assets:
  Flight equipment primarily under operating leases,
   net of accumulated depreciation                                   $14,438,074
  Securities available for sale, at market value                       9,145,317
  Trading securities, at market value                                  3,974,561
  Spot commodities, at market value                                      459,517
  Unrealized gain on interest rate and currency
   swaps, options and forward transactions                             7,422,290
  Trading assets                                                       6,715,486
  Securities purchased under agreements to resell,
   at contract value                                                   4,551,191
  Other, including short-term investments                              2,192,691
--------------------------------------------------------------------------------
Total financial services invested assets                             $48,899,127
================================================================================
Financial services liabilities:
  Borrowings under obligations of guaranteed
   investment agreements                                             $ 8,000,326
  Securities sold under agreements to repurchase,
   at contract value                                                   2,706,310
  Trading liabilities                                                  5,366,421
  Securities and spot commodities sold but
   not yet purchased, at market value                                  5,171,680
  Unrealized loss on interest rate and currency
   swaps, options and forward transactions                             5,979,571
  Deposits due to banks and other depositors                             972,423
  Commercial paper                                                     2,208,167
  Notes, bonds and loans payable                                      12,608,891
--------------------------------------------------------------------------------
Total financial services liabilities                                 $43,013,789
================================================================================

      The following table is a summary of the revenues and operating income of AIG's principal financial services operations for the year ended December 31, 1997. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of Notes to Financial Statements.)

                                                                     Operating
(in thousands)                                       Revenues          Income
================================================================================
  ILFC                                               $1,856,763      $  382,431
  AIGFP*                                                452,052         240,970
  AIGTG*                                                561,784         126,536
================================================================================

* Represents net trading revenues.

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

Additional Investments

On January 29, 1998, AIG purchased the 76.1 percent interest in SELIC Holdings, Ltd. which it previously did not own. As of March 15, 1998, AIG holds a 48.9 percent interest in Transatlantic Holdings, Inc., a reinsurance holding company, and a 19.9 percent interest in Richmond Insurance Company, Ltd., a reinsurer. (See also Note 1(n) of Notes to Financial Statements.) AIG holds a 24.4 percent interest in IPC Holdings, Ltd., a reinsurance holding company. Another significant investment includes a minority position in 20th Century Industries.

Locations of Certain Assets

As of December 31, 1997, approximately 36 percent of the consolidated assets of AIG were located in foreign countries (other than Canada), including $929.6 million of cash and securities on deposit with foreign regulatory authorities. Foreign operations and assets held abroad may be adversely affected by political developments in foreign countries, including such possibilities as tax changes, nationalization and changes in regula tory policy, as well as by consequence of hostilities and unrest. The risks of such occurrences and their overall effect upon AIG vary from country to country and cannot easily be predicted. If expropriation or nationalization does occur, AIG's policy is to take all appropriate measures to seek recovery of such assets. Certain of the countries in which AIG's business is conducted have currency restrictions which generally cause a delay in a company's ability to repatriate assets and profits. (See also Notes 1, 2 and 17 of Notes to Financial Statements.)

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

      The statutory surplus of each of AIG's domestic general and life insurance subsidiaries exceeded their RBC standards by considerable margins as of December 31, 1997.

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

      In addition to licensing requirements, AIG's foreign operations are also regulated in various jurisdictions with respect to currency, policy language and terms, amount and type of security deposits, amount and type of reserves, amount and type of local investment and the share of profits to be returned to policyholders on participating policies. Some foreign countries regulate rates in various types of policies. Certain countries have established reinsurance institutions, wholly or partially owned by the state, to which admitted insurers are obligated to cede a portion of their business on terms which do not always allow foreign insurers, including AIG, full compensation. In some countries, regulations governing constitution of technical reserves and remittance balances may hinder remittance of profits and repatriation of assets.

      The insurance industry is highly competitive. Within the United States, AIG's general insurance subsidiaries compete with approximately 3,000 other stock companies, specialty insurance organizations, mutual companies and other underwriting organizations. AIG's life insurance companies compete in the United States with some 1,700 life insurance companies and other participants in related financial service fields. Overseas, AIG subsidiaries compete for business with foreign insurance operations of the larger U.S. insurers and local companies in particular areas in which they are active.

      AIG's financial services subsidiaries, particularly AIGTG and AIGFP, operate in a highly competitive environment, both domestically and overseas. Principal sources of competition are banks, investment banks and other non-bank financial institutions.

ITEM 2. Properties

AIG and its subsidiaries operate from approximately 350 offices in the United States, 5 offices in Canada and numerous offices in other foreign countries. The offices in Springfield, Illinois; Houston, Texas; Atlanta, Georgia; Baton Rouge, Louisiana; Wilmington, Delaware; Hato Rey, Puerto Rico; San Diego, California; Greensboro, North Carolina; Livingston, New Jersey; 70 Pine Street, 72 Wall Street and 175 Water Street in New York City; and offices in approximately 30 foreign countries including Bermuda, Chile, Hong Kong, the Philippines, Japan, England, Singapore, Switzerland, Taiwan and Thailand are located in buildings owned by AIG and its subsidiaries. The remainder of the office space utilized by AIG subsidiaries is leased.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

Directors and Executive Officers of the Registrant

Set forth below is certain information concerning the directors and executive officers of AIG. All directors are elected at the annual meeting of shareholders. All officers serve at the pleasure of the Board of Directors, but subject to the foregoing, are elected for terms of one year expiring in May of each year.

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Served as
                                                                                                                     Director or
                                                                                                                         Officer
Name                          Title                                                                            Age         Since
=================================================================================================================================
M. Bernard Aidinoff*          Director                                                                         69           1984
Lloyd M. Bentsen              Director                                                                         77           1995
Pei-yuan Chia                 Director                                                                         59           1996
Marshall A. Cohen             Director                                                                         62           1992
Barber B. Conable, Jr.        Director                                                                         75           1991
Martin S. Feldstein           Director                                                                         58           1987
Leslie L. Gonda               Director                                                                         78           1990
Evan G. Greenberg*            Director, President and Chief Operating Officer                                  43           1995
M. R. Greenberg*              Director, Chairman and Chief Executive Officer                                   72           1967
Carla A. Hills                Director                                                                         64           1993
Frank J. Hoenemeyer*          Director                                                                         78           1985
Edward E. Matthews*           Director and Vice Chairman-Investments and Financial Services                    66           1973
Dean P. Phypers               Director                                                                         69           1979
Howard I. Smith               Director, Executive Vice President, Chief Financial Officer and Comptroller      53           1984
Thomas R. Tizzio*             Director and Senior Vice Chairman-General Insurance                              60           1982
Edmund S. W. Tse              Director and Vice Chairman-Life Insurance                                        60           1991
Frank G. Wisner               Director and Vice Chairman-External Affairs                                      59           1997
Edwin E. Manton               Senior Advisor                                                                   89           1967
John J. Roberts               Senior Advisor                                                                   75           1967
Ernest E. Stempel             Senior Advisor                                                                   81           1967
Robert M. Sandler             Executive Vice President, Senior Casualty Actuary and Senior Claims Officer      55           1980
Lawrence W. English           Senior Vice President-Administration                                             56           1985
Axel I. Freudmann             Senior Vice President-Human Resources                                            51           1986
Win J. Neuger                 Senior Vice President and Chief Investment Officer                               48           1995
Martin J. Sullivan            Senior Vice President-Foreign General Insurance                                  43           1997
Florence A. Davis             Vice President and General Counsel                                               43           1995
William N. Dooley             Vice President and Treasurer                                                     44           1992
Robert E. Lewis               Vice President and Chief Credit Officer                                          47           1993
Frank Petralito II            Vice President and Director of Taxes                                             61           1978
Kathleen E. Shannon           Vice President and Secretary                                                     48           1986
John T. Wooster, Jr.          Vice President-Communications                                                    58           1989
=================================================================================================================================

* Member of Executive Committee.

      Except as hereinafter noted, each of the directors who is also an executive officer of AIG and each of the other executive officers has, for more than five years, occupied an executive position with AIG or companies that are now its subsidiaries, or with Starr. Evan G. Greenberg is the son of M.R. Greenberg. There are no other arrangements or understandings between any director or officer and any other person pursuant to which the director or officer was elected to such position. Ms. Davis was a Principal in the legal department and Worldwide Director of Compliance at Morgan Stanley &Co. Incorporated prior to joining AIG in April, 1995. Mr. Lewis was Assistant General Manager for North America, Chief Credit Officer, and senior executive responsible for risk and exposure management of ING Bank in New York, the bank division of Internationale Nederlanden Group, from 1988 until joining AIG in October, 1993. Mr. Neuger was Managing Director, Global Investment Management-Equity at Bankers Trust Company prior to joining AIG in February, 1995. Mr. Wisner served as a career foreign service officer with the United States Department of State from 1961 through July, 1997, with his last position being Ambassador to India.

PART II
================================================================================
ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters

(a) The table below shows the high and low closing sales prices per share of AIG's common stock, as reported on the New York Stock Exchange Composite Tape, for each quarter of 1997 and 1996, as adjusted for the common stock split in the form of a 50 percent common stock dividend paid July 25, 1997. All prices are as reported by the National Quotation Bureau, Incorporated.

--------------------------------------------------------------------------------
                                             1997                   1996
                                     -------------------      ----------------
                                       High       Low          High     Low
================================================================================
First Quarter                         85 5/16   71 11/16      68 1/2   59 9/16
Second Quarter                       100 3/16   76            65 3/4   58 3/4
Third Quarter                        106 1/2    94 3/8        67 1/4   60 1/16
Fourth Quarter                       111 15/16  98            76 3/4   67 11/16
================================================================================

      (b) In 1997, AIG paid a quarterly dividend of 6.7 cents in March and June and 7.5 cents in September and December for a total cash payment of 28.4 cents per share of common stock. In 1996, AIG paid a quarterly dividend of 5.7 cents in March and June and 6.7 cents in September and December for a total cash payment of 24.8 cents per share of common stock. These amounts reflect the adjustment for a common stock split in the form of a 50 percent common stock dividend paid July 25, 1997. Subject to the dividend preference of any of AIG's serial preferred stock which may be outstanding, the holders of shares of common stock are entitled to receive such dividends as may be declared by the Board of Directors from funds legally available therefor.

      See Note 10(b) of Notes to Financial Statements for a discussion of certain restrictions on the payment of dividends to AIG by some of its insurance subsidiaries.

      (c) The approximate number of holders of Common Stock as of January 31, 1998, based upon the number of record holders, was 20,700.

ITEM 6. Selected Financial Data
American INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA

The following Selected Consolidated Financial Data is presented in accordance with generally accepted accounting principles. This data should be read in conjunction with the financial statements and accompanying notes included elsewhere herein.


(in thousands, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                       1997            1996            1995            1994            1993
====================================================================================================================================
Revenues (a)                                          $  30,602,300   $  27,942,567   $  25,614,004   $  22,121,931   $  19,830,549
General insurance:
 Net premiums written                                    13,407,529      12,691,679      11,893,022      10,865,753      10,025,903
 Net premiums earned                                     12,421,040      11,854,815      11,405,731      10,286,831       9,566,640
 Adjusted underwriting profit                               490,168         449,784         416,637         200,484          68,735
 Net investment income                                    1,853,523       1,690,798       1,547,572       1,436,254       1,342,383
 Realized capital gains                                     128,175          64,985          68,077          51,360          60,719
 Operating income                                         2,471,866       2,205,567       2,032,286       1,688,098       1,471,837
Life insurance:
 Premium income                                           9,925,639       8,978,246       8,038,150       6,724,321       5,746,046
 Net investment income                                    2,896,469       2,675,881       2,264,905       1,748,428       1,499,714
 Realized capital gains                                      21,186          34,798          32,703          86,706          54,576
 Operating income                                         1,571,483       1,323,758       1,090,605         952,484         781,611
Financial services operating income                         701,337         523,906         417,741         404,853         390,038
Equity in income of minority-owned insurance
 operations                                                 113,636          99,359          81,722          56,005          39,589
Other realized capital losses                               (30,846)        (11,792)        (28,946)        (51,213)         (8,197)
Income before income taxes and cumulative
 effect of accounting changes                             4,698,898       4,013,222       3,465,883       2,951,979       2,601,081
Income taxes                                              1,366,563       1,115,965         955,500         776,464         683,003
Income before cumulative effect of accounting changes     3,332,335       2,897,257       2,510,383       2,175,515       1,918,078
Cumulative effect of accounting changes, net of tax:
Minority-owned insurance operations                              --              --              --              --          20,695
Net income                                                3,332,335       2,897,257       2,510,383       2,175,515       1,938,773
Earnings per common share (b):
 Income before cumulative effect of
  accounting changes                                           4.75            4.10            3.53            3.05            2.68
 Cumulative effect of accounting changes, net of tax:
   Minority-owned insurance operations                           --              --              --              --             .03
 Basic                                                         4.75            4.10            3.53            3.05            2.71
Diluted                                                        4.73            4.08            3.52            3.05            2.70
Cash dividends per common share                                 .28             .25             .21             .19             .17
Total assets                                            163,970,687     148,431,002     134,136,398     114,346,117     101,014,848
Long-term debt (c)                                       17,813,908      17,506,359      14,452,851      12,613,907      10,955,963
Capital funds (shareholders' equity)                     24,001,127      22,044,224      19,827,103      16,421,661      15,224,195
====================================================================================================================================

(a) Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transaction and other fees, equity in income of minority-owned insurance operations and realized capital gains (losses). In 1997, agency operations were insignificant and were presented as a component of general insurance. Agency operations for years prior to 1997 have been reclassified to conform to the 1997 presentation. (See also tables under Item 1, "Business".)
(b) Per share amounts for all periods presented reflect the adoption of the Statement of Financial Accounting Standards No. 128 "Earnings per Share."
(c) Including commercial paper and excluding that portion of long-term debt maturing in less than one year.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

                             American International Group, Inc. and Subsidiaries

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operational Review

General Insurance Operations

General insurance operations for the twelve month periods ending December 31, 1997, 1996 and 1995 were as follows:


(in thousands)
-------------------------------------------------------------------------------------------
                                                          1997           1996          1995
===========================================================================================
Net premiums written:
Domestic                                          $  9,037,540    $ 8,366,832   $ 7,690,207
Foreign                                              4,369,989      4,324,847     4,202,815
-------------------------------------------------------------------------------------------
Total                                             $ 13,407,529    $12,691,679   $11,893,022
===========================================================================================
Net premiums earned:
Domestic                                          $  8,352,231    $ 7,821,605   $ 7,322,531
Foreign                                              4,068,809      4,033,210     4,083,200
-------------------------------------------------------------------------------------------
Total                                             $ 12,421,040    $11,854,815   $11,405,731
===========================================================================================
Adjusted underwriting profit (loss):
Domestic                                          $     (7,188)   $    51,819   $   111,606
Foreign                                                497,356        397,965       305,031
-------------------------------------------------------------------------------------------
Total                                             $    490,168    $   449,784   $   416,637
===========================================================================================
Net investment income:
Domestic                                          $  1,484,558    $ 1,351,563   $ 1,241,994
Foreign                                                368,965        339,235       305,578
-------------------------------------------------------------------------------------------
Total                                             $  1,853,523    $ 1,690,798   $ 1,547,572
===========================================================================================
Operating income before realized capital gains:
Domestic                                          $  1,477,370    $ 1,403,382   $ 1,353,600
Foreign                                                866,321        737,200       610,609
-------------------------------------------------------------------------------------------
Total                                                2,343,691      2,140,582     1,964,209
Realized capital gains                                 128,175         64,985        68,077
-------------------------------------------------------------------------------------------
Operating income                                  $  2,471,866    $ 2,205,567   $ 2,032,286
===========================================================================================

      In AIG's general insurance operations, 1997 net premiums written and net premiums earned increased 5.6 percent and 4.8 percent, respectively, from those of 1996. In 1996, net premiums written increased 6.7 percent and net premiums earned increased 3.9 percent when compared to 1995.

      The growth in net premiums written in 1997 and 1996 resulted from a combination of several factors. Domestically, AIG continued to achieve volume growth in some specialty markets, mortgage guaranty insurance and in personal lines. Foreign general insurance operations produced 32.6 percent of the general insurance net premiums written in 1997, 34.1 percent in 1996 and 35.3 percent in 1995.

      In comparing the foreign exchange rates used to translate the results of AIG's foreign general operations during 1997 to those foreign exchange rates used to translate AIG's foreign general results during 1996, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, when foreign net premiums written were translated into U.S. dollars for the purposes of the preparation of the consolidated financial statements, total general insurance net premiums written were approximately 2.0 percentage points less than they would have been if translated utilizing those exchange rates which prevailed during 1996. (See also the discussion under "Capital Resources" herein.)

      Net premiums written are initially deferred and earned based upon the terms of the underlying policies. The net unearned premium reserve constitutes deferred revenues which are generally earned ratably over the policy period. Thus, the net unearned premium reserve is not fully recognized as net premiums earned until the end of the policy period.

      The statutory general insurance ratios were as follows:


--------------------------------------------------------------------------------
                                            1997            1996            1995
================================================================================
Domestic:
Loss Ratio                                 84.44           85.21           85.11
Expense Ratio                              15.90           14.79           14.17
--------------------------------------------------------------------------------
Combined Ratio                            100.34          100.00           99.28
================================================================================
Foreign:
Loss Ratio                                 56.61           57.82           59.46
Expense Ratio                              31.16           31.77           32.49
--------------------------------------------------------------------------------
Combined Ratio                             87.77           89.59           91.95
================================================================================
Consolidated:
Loss Ratio                                 75.33           75.89           75.93
Expense Ratio                              20.87           20.58           20.65
--------------------------------------------------------------------------------
Combined Ratio                             96.20           96.47           96.58
================================================================================

      Adjusted underwriting profit or loss (operating income less net investment income and realized capital gains) represents statutory underwriting profit or loss adjusted primarily for changes in deferred acquisition costs. The adjusted underwriting profits were $490.2 million in 1997, $449.8 million in 1996 and $416.6 million in 1995. (See also Notes 4 and 17 of Notes to Financial Statements.)

      AIG's results reflect the net impact of incurred losses from catastrophes approximating $16 million in 1997, $78 million in 1996 and $100 million in 1995. AIG's gross incurred losses from catastrophes approximated $22 million in 1997, $240 million in 1996 and $190 million in 1995. The Kobe Japan earthquake which struck in early 1995 resulted in gross and net incurred losses to AIG of approximately $73 million and $30 million, respectively. If these catastrophes were excluded from the losses incurred in each period, the pro forma consolidated statutory general insurance ratios would be as follows:


--------------------------------------------------------------------------------
                                            1997            1996            1995
================================================================================
Loss Ratio                                 75.20           75.23           75.05
Expense Ratio                              20.87           20.58           20.65
--------------------------------------------------------------------------------
Combined Ratio                             96.07           95.81           95.70
================================================================================

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations  (CONTINUED)

      General insurance net investment income in 1997 increased 9.6 percent when compared to 1996. In 1996, net investment income increased 9.3 percent over 1995. The growth in net investment income in each of the three years was primarily attributable to new cash flow for investment. The new cash flow was generated from net general insurance operating cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein and Note 8 of Notes to Financial Statements.)

      General insurance realized capital gains were $128.2 million in 1997, $65.0 million in 1996 and $68.1 million in 1995. These realized gains resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

      General insurance operating income in 1997 increased 12.1 percent when compared to 1996. The 1996 results reflect an increase of 8.5 percent from 1995. The contribution of general insurance operating income to income before income taxes was 52.6 percent in 1997 compared to 55.0 percent in 1996 and 58.6 percent in 1995.

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

      AIG's general reinsurance assets amounted to $15.98 billion and resulted from AIG's reinsurance arrangements. Thus, a credit exposure existed at December 31, 1997 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 1997, approximately 50 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances were collateralized. The remaining 50 percent of the general reinsurance assets were from authorized reinsurers and over 94 percent of such balances are from reinsurers rated A- (excellent) or better, as rated by A.M. Best. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness.

      AIG maintains an allowance for estimated unrecoverable reinsurance and has been largely successful in its previous recovery efforts. At December 31, 1997, AIG had allowances for unrecoverable reinsurance approximating $120 million. At that date, and prior to this allowance, AIG had no significant reinsurance recoverables from any individual reinsurer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

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

      At December 31, 1997, the consolidated general reinsurance assets of $15.98 billion include reinsurance recoverables for paid losses and loss expenses of $2.02 billion and $12.23 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported
(IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently. It is AIG's belief that the ceded reserves at December 31, 1997 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

      At December 31, 1997, general insurance reserves for losses and loss expenses (loss reserves) amounted to $33.40 billion, a decrease of $29.6 million or 0.1 percent from the prior year end, and represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses and minor amounts of discounting related to certain workers' compensation claims. General insurance net loss reserves increased $764.2 million or 3.7 percent to $21.2 billion and represent loss reserves reduced by reinsurance recoverable, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the

                             American International Group, Inc. and Subsidiaries

general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at December 31, 1997. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on such future results of operations.

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

      A variety of actuarial methods and assumptions are normally employed to estimate net losses for long tail casualty lines. These methods ordinarily involve the use of loss trend factors intended to reflect the estimated annual growth in loss costs from one accident year to the next. For the majority of long tail casualty lines, net loss trend factors approximated seven percent. Loss trend factors reflect many items including changes in claims handling, exposure and policy forms and current and future estimates of monetary inflation and social inflation. Thus, many factors are implicitly considered in estimating the year to year growth in loss costs. Therefore, AIG's carried net long tail loss reserves are judgmentally set as well as tested for reasonableness using the most appropriate loss trend factors for each class of business. In the evaluation of AIG's net loss reserves, loss trend factors vary slightly, depending on the particular class and nature of the business involved. These factors are periodically reviewed and subsequently adjusted, as appropriate, to reflect emerging trends which are based upon past loss experience.

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

      AIG continues to receive claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (hereinafter referred to collectively as environmental claims) and indemnity claims asserting injuries from asbestos. The vast majority of these asbestos and environmental claims emanate from policies written in 1984 and prior years. AIG has established a specialized claims unit which investigates and adjusts all such asbestos and environmental claims. Commencing in 1985, standard policies contained an absolute exclusion for pollution related damage. However, AIG currently underwrites pollution impairment liability insurance on a claims made basis and excluded such claims from the analyses included herein.

      Estimation of asbestos and environmental claims loss reserves is a difficult process. These asbestos and environmental claims cannot be estimated by conventional reserving techniques as previously described. Quantitative techniques frequently have to be supplemented by subjective considerations including managerial judgment. Significant factors which affect the trends which influence the development of asbestos and environmental claims are the inconsistent court resolutions and judicial interpretations which broaden the intent of the policies and scope of coverage. The current caselaw can be characterized as still evolving and there is little likelihood that any firm direction will develop in the near future. Additionally, the exposure for cleanup costs of hazardous waste dump sites involves issues such as allocation of responsibility among potentially responsible parties and the government's refusal to release parties. The cleanup cost exposure may significantly change if the Congressional reauthorization of Superfund dramatically changes, thereby reducing or increasing litigation and cleanup costs.

      In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims with the same degree of reliability as is the case for other types of claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by changes in Superfund and waste dump site coverage issues. Although the estimated liabilities for these claims are subject to a significantly greater margin of error than for other claims, the reserves carried for these claims at December 31, 1997 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. (See the previous discussion on reinsurance collectibility herein.)

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations (CONTINUED)

      A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at December 31, 1997, 1996 and 1995 was as follows:


(in millions)
----------------------------------------------------------------------------------------------------------------------------
                                                                    1997                  1996                  1995
                                                            --------------------  --------------------  --------------------
                                                              Gross        Net      Gross        Net      Gross        Net
----------------------------------------------------------------------------------------------------------------------------
Asbestos:
Reserve for losses and loss expenses at beginning of year   $  875.9    $  172.3  $  744.8    $  127.9  $  686.0    $  130.2
Losses and loss expenses incurred                              238.4        68.3     392.5       102.7     197.7        20.5
Losses and loss expenses paid                                 (272.2)      (45.5)   (261.4)      (58.3)   (138.9)      (22.8)
----------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year         $  842.1    $  195.1  $  875.9)   $  172.3  $  744.8    $  127.9
----------------------------------------------------------------------------------------------------------------------------
Environmental:
Reserve for losses and loss expenses at beginning of year   $1,427.4    $  570.6  $1,197.9    $  379.3  $  728.1    $  200.1
Losses and loss expenses incurred                              223.1        85.0     379.6       240.3     684.9       231.7
Losses and loss expenses paid                                 (183.4)      (63.4)   (150.1)      (49.0)   (215.1)      (52.5)
----------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year         $1,467.1    $  592.2  $1,427.4    $  570.6  $1,197.9    $  379.3
----------------------------------------------------------------------------------------------------------------------------
Combined:
Reserve for losses and loss expenses at beginning of year   $2,303.3    $  742.9  $1,942.7    $  507.2  $1,414.1    $  330.3
Losses and loss expenses incurred                              461.5       153.3     772.1       343.0     882.6       252.2
Losses and loss expenses paid                                 (455.6)     (108.9)   (411.5)     (107.3)   (354.0)      (75.3)
----------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year         $2,309.2    $  787.3  $2,303.3    $  742.9  $1,942.7    $  507.2
----------------------------------------------------------------------------------------------------------------------------

      The gross and net IBNR included in the aforementioned reserve for losses and loss expenses at December 31, 1997, 1996 and 1995 were estimated as follows:

(in thousands)
-------------------------------------------------------------------------------------------------------------
                                          1997                         1996                      1995
                                 ----------------------       -----------------------    --------------------
                                    Gross         Net           Gross           Net       Gross        Net
=============================================================================================================
Combined                         $1,004,000    $393,900       $1,070,000     $436,500    $665,000    $218,000
=============================================================================================================

                             American International Group, Inc. and Subsidiaries

      A summary of asbestos and environmental claims count activity for the years ended December 31, 1997, 1996 and 1995 was as follows:

-------------------------------------------------------------------------------------------------------------------
                                                      1997                                    1996
                                     ------------------------------------     -----------------------------------
                                     Asbestos   Environmental    Combined     Asbestos   Environmental   Combined
===================================================================================================================
Claims at beginning of year             5,668          17,395      23,063        5,244          17,858     23,102
Claims during year:
  Opened                                1,073           3,624       4,697        1,083           3,836      4,919
  Settled                                (169)           (644)       (813)        (117)           (466)      (583)
  Dismissed or otherwise resolved        (422)         (2,953)     (3,375)        (542)         (3,833)    (4,375)
-------------------------------------------------------------------------------------------------------------------
Claims at end of year                   6,150          17,422      23,572        5,668          17,395     23,063
===================================================================================================================

-------------------------------------------------------------------------
                                                     1995
                                       ----------------------------------
                                       Asbestos  Environmental   Combined
=========================================================================
Claims at beginning of year              5,947          16,223     22,170
Claims during year:
  Opened                                 1,026           5,045      6,071
  Settled                                  (93)           (663)      (756)
  Dismissed or otherwise resolved       (1,636)         (2,747)    (4,383)
-------------------------------------------------------------------------
Claims at end of year                    5,244          17,858     23,102
=========================================================================

      The average cost per claim settled, dismissed or otherwise resolved for the years ended December 31, 1997, 1996 and 1995 was as follows:


--------------------------------------------------------------------------------------------------------------
                                      1997                         1996                          1995
                            -----------------------       ----------------------        ----------------------
                              Gross           Net           Gross          Net           Gross           Net
==============================================================================================================
Asbestos                    $460,600        $77,000       $396,700       $88,500        $80,300        $13,200
Environmental                 51,000         17,600         34,900        11,400         63,100         15,400
Combined                     108,800         26,000         83,000        21,600         68,900         14,700
==============================================================================================================

      An insurance rating agency has developed a survival ratio to measure the number of years it would take a company to exhaust both its asbestos and environmental reserves for losses and loss expenses based on that company's current level of asbestos and environmental claims payments. The higher the ratio, the more years the reserves for losses and loss expenses cover these claims payments. These ratios are computed based on the ending reserves for losses and loss expenses over the respective claims settlements during the fiscal year. Such payments include indemnity payments and legal and loss adjustment payments. It should be noted, however, that this is an extremely simplistic approach to measuring asbestos and environmental reserve levels. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have significant impact on the amount of asbestos and environmental losses and loss expense reserves, ultimate payments thereof and the resultant ratio.

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

      AIG's survival ratios for involuntary asbestos and environmental claims, separately and combined, were based upon a three year average payment. These ratios for the years ended December 31, 1997, 1996 and 1995 were as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                   1997                         1996                          1995
                                        ------------------------       ----------------------      ------------------------
                                           Gross            Net          Gross           Net          Gross            Net
===========================================================================================================================
Involuntary survival ratios:
  Asbestos                                   3.8            4.6            5.1           4.6            5.5            4.2
  Environmental                             14.6           18.0           16.2          18.8           15.6           12.4
  Combined                                   7.7           11.2            9.4          11.5            9.7            8.8
===========================================================================================================================

Management's Discussion and Analysis of
Financial Condition and Results of Operations  (CONTINUED)

      AIG's operations are negatively impacted under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company's future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits for 1997, 1996 and 1995 were $15.4 million, $18.8 million and $23.5 million, respectively.

      AIG is also required to participate in various involuntary pools (principally workers' compensation business) which provide insurance coverage for those not able to obtain such coverage in the voluntary markets. This participation is also recorded upon notification, as these amounts cannot reasonably be estimated. (See also Note 17 of Notes to Financial Statements.)

Life Insurance Operations

Life insurance operations for the twelve month periods ending December 31, 1997, 1996 and 1995 were as follows:

(in thousands)
--------------------------------------------------------------------------------
                                            1997            1996            1995
================================================================================
Premium income:
  Domestic                          $    553,203    $    535,579    $    463,533
  Foreign                              9,372,436       8,442,667       7,574,617
--------------------------------------------------------------------------------
Total                               $  9,925,639    $  8,978,246    $  8,038,150
================================================================================
Net investment income:
  Domestic                          $    838,931    $    930,350    $    846,345
  Foreign                              2,057,538       1,745,531       1,418,560
--------------------------------------------------------------------------------
Total                               $  2,896,469    $  2,675,881    $  2,264,905
================================================================================
Operating income before
  realized capital gains:
  Domestic                          $    124,938    $    100,487    $     59,014
  Foreign                              1,425,359       1,188,473         998,888
--------------------------------------------------------------------------------
Total                                  1,550,297       1,288,960       1,057,902
Realized capital gains                    21,186          34,798          32,703
--------------------------------------------------------------------------------
Operating income                    $  1,571,483    $  1,323,758    $  1,090,605
================================================================================
Life insurance in-force:
  Domestic                          $ 59,516,720    $ 60,419,342    $ 54,272,118
  Foreign                            377,056,403     361,563,791     321,824,989
--------------------------------------------------------------------------------
Total                               $436,573,123    $421,983,133    $376,097,107
================================================================================

      AIG's life insurance operations, demonstrating the strength of its franchise, continued to show growth primarily as a result of overseas operations, particularly in Asia. AIG's life premium income in 1997 represented a 10.6 percent increase from the prior year. This compares with an increase of
11.7 percent in 1996 over 1995. Foreign life operations produced 94.4 percent,
94.0 percent and 94.2 percent of the life premium income in 1997, 1996 and 1995, respectively. (See also Notes 1, 4 and 6 of Notes to Financial Statements.)

      As previously discussed, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, when foreign life premium income was translated into U.S. dollars for purposes of the preparation of the consolidated financial statements, total life premium income was approximately 6.5 percentage points less than it would have been if translated utilizing exchange rates prevailing in 1996. (See also the discussion under "Capital Resources" herein.)

      Life insurance net investment income increased 8.2 percent in 1997 compared to an increase of 18.1 percent in 1996. The slowing of the growth rate was impacted by the redemption of policy loans with respect to some large corporate owned life insurance policies (COLI) beginning in 1996 and continuing into 1997. Such redemptions had an insignificant impact on operating income, financial condition and liquidity. The growth in net investment income in 1997 and 1996 was primarily attributable to foreign new cash flow for investment. The new cash flow was generated from life insurance operations and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

      The traditional life products, such as whole and term life and endowments, were the major contributors to the growth in foreign premium income and investment income, particularly in Asia, and continue to be the primary source of growth in the life segment. A mixture of traditional, accident and health and financial products are being sold in Japan.

      Life insurance realized capital gains were $21.2 million in 1997, $34.8 million in 1996 and $32.7 million in 1995. These realized gains resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

      Life insurance operating income in 1997 increased 18.7 percent to $1.57 billion compared to an increase of 21.4 percent in 1996. Excluding realized capital gains from life insurance operating income, the percent increases would be 20.3 percent and 21.8 percent in 1997 and 1996, respectively. The contribution of life insurance operating income to income before income taxes amounted to 33.4 percent in 1997 compared to 33.0 percent in 1996 and 31.5 percent in 1995.

      The risks associated with the traditional life and accident and health products are underwriting risk and investment risk. The risk associated with the financial and investment contract products is investment risk.

                             American International Group, Inc. and Subsidiaries

      Underwriting risk represents the exposure to loss resulting from the actual policy experience adversely emerging in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses. AIG's life companies limit their maximum underwriting exposure on traditional life insurance of a single life to approximately one million dollars of coverage by using yearly renewable term reinsurance. The life insurance operations have not entered into assumption reinsurance transactions or surplus relief transactions during the three year period ended December 31, 1997. (See also Note 5 of Notes to Financial Statements.)

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

      The asset-liability relationship is appropriately managed in AIG's foreign operations, as it has been throughout AIG's history, even though certain territories lack qualified long-term investments or there are investment restrictions imposed by the local regulatory authorities. For example, in Japan and several Southeast Asia territories, the duration of the investments is often for a shorter period than the effective maturity of such policy liabilities. Therefore, there is a risk that the reinvestment of the proceeds at the maturity of the investments may be at a yield below that of the interest required for the accretion of the policy liabilities. At December 31, 1997, the average duration of the investment portfolio in Japan was 5.7 years, while the related policy liabilities were estimated to be 13.7 years. To maintain an adequate yield to match the interest required over the duration of the liabilities, constant management focus is required to reinvest the proceeds of the maturing securities without sacrificing investment quality. To the extent permitted under local regulation, AIG may invest in qualified longer-term securities outside Japan to achieve a closer matching in both duration and the required yield. AIG is able to manage any asset-liability duration difference through maintenance of sufficient global liquidity and to support any operational shortfall through its international financial network. Domestically, active monitoring assures appropriate asset-liability matching as there are investments available to match the duration and the required yield. (See also the discussion under "Liquidity" herein.)

      AIG uses asset-liability matching as a management tool to determine the composition of the invested assets and marketing strategies. As a part of these strategies, AIG may determine that it is economically advantageous to be temporarily in an unmatched position due to anticipated interest rate or other economic changes.

Financial Services Operations

Financial services operations for the twelve month periods ending December 31, 1997, 1996 and 1995 were as follows:

(in thousands)
--------------------------------------------------------------------------------
                                             1997           1996           1995
================================================================================
Revenues:
International Lease Finance Corp.     $ 1,856,763    $ 1,560,228    $ 1,378,353
AIG Financial Products Corp.*             452,052        369,194        289,020
AIG Trading Group Inc.*                   561,784        288,551        317,207
Other                                     402,879        337,504        219,510
--------------------------------------------------------------------------------
Total                                 $ 3,273,478    $ 2,555,477    $ 2,204,090
================================================================================
Operating income:
International Lease Finance Corp.     $   382,431    $   306,853    $   263,790
AIG Financial Products Corp.              240,970        189,157        140,245
AIG Trading Group Inc.                    126,536         80,156         68,765
Other, including intercompany
  adjustments                             (48,600)       (52,260)       (55,059)
--------------------------------------------------------------------------------
Total                                 $   701,337    $   523,906    $   417,741
================================================================================

* Represents net trading revenues.

      Financial services operating income increased 33.9 percent in 1997 over 1996. This compares with an increase of 25.4 percent in 1996 over 1995.

      Financial services operating income represented 14.9 percent of AIG's income before income taxes in 1997. This compares to 13.1 percent and 12.1 percent in 1996 and 1995, respectively.

      International Lease Finance Corporation (ILFC) generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in 1997 increased 19.0 percent from 1996 compared to a 13.2 percent increase during 1996 from 1995. The revenue growth in each year resulted primarily from the growth both in the size and relative cost of the fleet and the increase in the number of aircraft sold. Approximately 20 percent of ILFC's operating lease revenues are derived from U.S. and Canadian airlines. During 1997, operating income increased 24.6 percent from 1996 and 16.3 percent during 1996 from 1995. The composite borrowing rates at December 31, 1997, 1996 and 1995 were 6.44 percent, 6.23 percent and 6.47 percent, respectively. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

      ILFC is exposed to loss through non-performance of aircraft lessees, through owning aircraft which it would be unable to sell or re-lease at acceptable rates at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At December 31, 1997, there were 297 aircraft subject to operating leases. Two other aircraft were committed for sale. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

Management's Discussion and Analysis of
Financial Condition and Results of Operations  (CONTINUED)

      AIG Financial Products Corp. and its subsidiaries (AIGFP) participate in the derivatives dealer market conducting, primarily as principal, an interest rate, currency, equity and credit derivative products business. AIGFP also enters into structured transactions including long-dated forward foreign exchange contracts, option transactions, liquidity facilities and investment agreements and invests in a diversified portfolio of securities. AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than from speculative transactions. Revenues in 1997 increased 22.4 percent from 1996 compared to a 27.7 percent increase during 1996 from 1995. During 1997, operating income increased 27.4 percent from 1996 and increased 34.9 percent during 1996 from 1995. As AIGFP is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein.)

      AIG Trading Group Inc. and its subsidiaries (AIGTG) derive a substantial portion of their revenues from market making and trading activities, as principals, in foreign exchange, interest rates and precious and base metals. Revenues in 1997 increased 94.7 percent from 1996 compared to a 9.0 percent decrease during 1996 from 1995. During 1997, operating income increased 57.9 percent from 1996 and 16.6 percent during 1996 from 1995. A substantial portion of AIGTG's improvement during 1997 over 1996 was currency trading activity in volatile foreign exchange markets. As AIGTG is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein.)

      In December 1997, AIGTG sold its energy operations. The sale of these operations will not have a significant impact on AIG's results of operations.

Other Operations

In 1997, AIG's equity in income of minority-owned insurance operations was $113.6 million compared to $99.4 million in 1996 and $81.7 million in 1995. In 1997, the equity interest in insurance companies represented 2.4 percent of income before income taxes compared to 2.5 percent in 1996 and 2.4 percent in 1995.

      Other realized capital losses amounted to $30.8 million, $11.8 million and $28.9 million in 1997, 1996 and 1995, respectively.

      Minority interest represents minority shareholders' equity in income of certain consolidated subsidiaries. In 1997, minority interest amounted to $31.9 million. In 1996 and 1995, minority interest amounted to $43.2 million and $36.3 million, respectively.

      Other income (deductions)-net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially-owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In 1997, net deductions amounted to $96.7 million. In 1996 and 1995, net deductions amounted to $84.4 million and $91.2 million, respectively.

      Income before income taxes amounted to $4.70 billion in 1997, $4.01 billion in 1996 and $3.47 billion in 1995.

      In 1997, AIG recorded a provision for income taxes of $1.37 billion compared to the provisions of $1.12 billion and $955.5 million in 1996 and 1995, respectively. These provisions represent effective tax rates of 29.1 percent in 1997, 27.8 percent in 1996 and 27.6 percent in 1995. (See Note 3 of Notes to Financial Statements.)

      Net income amounted to $3.33 billion in 1997, $2.90 billion in 1996 and $2.51 billion in 1995. The increases in net income over the three year period resulted from those factors described above.

                             American International Group, Inc. and Subsidiaries

Capital Resources

At December 31, 1997, AIG had total capital funds of $24.00 billion and total borrowings of $25.26 billion. At that date, $22.28 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

      Total borrowings and borrowings not guaranteed or matched at December 31, 1997 and 1996 were as follows:

(in thousands)
--------------------------------------------------------------------------------
December 31,                                               1997             1996
================================================================================
GIAs -- AIGFP                                       $ 8,000,326      $ 5,723,228
--------------------------------------------------------------------------------
Commercial Paper:
  Funding                                               307,997        1,018,510
  ILFC (a)                                            2,208,167        2,739,388
  AICCO                                                 833,647          740,078
  Universal Finance Company (UFC) (a)                    25,096               --
--------------------------------------------------------------------------------
  Total                                               3,374,907        4,497,976
--------------------------------------------------------------------------------
Medium Term Notes:
  ILFC (a)                                            2,896,865        2,551,485
  AIG                                                   248,225          140,000
--------------------------------------------------------------------------------
  Total                                               3,145,090        2,691,485
--------------------------------------------------------------------------------
Notes and Bonds Payable:
  ILFC (a)                                            3,950,000        3,500,000
  AIGFP                                               4,858,706        5,243,042
  AIGTG                                                      --           10,442
  AIG: Lire bonds                                       159,067          159,067
       Zero coupon notes                                 91,179           81,761
--------------------------------------------------------------------------------
  Total                                               9,058,952        8,994,312
--------------------------------------------------------------------------------
Loans and Mortgages Payable:
  ILFC (a) (b)                                          903,320        1,007,836
  SPC Credit Limited (SPC) (a)                          538,988          398,837
  AIG                                                   239,062          206,840
--------------------------------------------------------------------------------
  Total                                               1,681,370        1,613,513
--------------------------------------------------------------------------------
Total Borrowings                                     25,260,645       23,520,514
--------------------------------------------------------------------------------
Borrowings not guaranteed by AIG                     10,522,436       10,197,546
Matched GIA borrowings                                8,000,326        5,723,228
Matched notes and
  bonds payable -- AIGFP                              3,754,420        4,576,900
--------------------------------------------------------------------------------
                                                     22,277,182       20,497,674
--------------------------------------------------------------------------------
Remaining borrowings of AIG                         $ 2,983,463      $ 3,022,840
================================================================================

(a)   AIG does not guarantee or support these borrowings.
(b)   Primarily capital lease obligations.

See also Note 9 of Notes to Financial Statements.

      During 1997, AIGFP decreased the aggregate principal amount outstanding of its notes and bonds payable to $4.86 billion, a net decrease of $384.3 million and increased its net GIA borrowings by $2.28 billion. AIGFP uses the proceeds from the issuance of notes and bonds to invest in a segregated portfolio of securities available for sale, although these funds may be temporarily invested in securities purchased under agreements to resell. Funds received from GIA borrowings are invested in a diversified portfolio of securities and derivative transactions. (See also the discussions under "Operational Review", "Liquidity" and "Derivatives" herein and Notes 1, 8, 9 and 11 of Notes to Financial Statements.)

      AIG Funding, Inc. (Funding), through the issuance of commercial paper, fulfills the short-term cash requirements of AIG and its non-insurance subsidiaries. Funding intends to continue to meet AIG's funding requirements through the issuance of commercial paper guaranteed by AIG. This issuance of Funding's commercial paper is subject to the approval of AIG's Board of Directors. ILFC, A.I. Credit Corp. (AICCO) and UFC, a consumer finance subsidiary in Taiwan, issue commercial paper for the funding of their own operations. AIG does not guarantee AICCO's, ILFC's or UFC's commercial paper. However, AIG has entered into an agreement in support of AICCO's commercial paper. From time to time, AIGFP may issue commercial paper, which AIG guarantees, to fund its operations. At December 31, 1997, AIGFP had no commercial paper outstanding. (See also the discussion under "Derivatives" herein and Note 9 of Notes to Financial Statements.)

      AIG and Funding have entered into two syndicated revolving credit facilities (the Facilities) aggregating $1 billion. The Facilities consist of a $500 million 364 day revolving credit facility and a $500 million five year revolving credit facility. The Facilities can be used for general corporate purposes and also provide backup for AIG's commercial paper programs administered by Funding. There are currently no borrowings outstanding under either of the Facilities, nor were any borrowings outstanding as of December 31, 1997.

      At December 31, 1997, ILFC had increased the aggregate principal amount outstanding of its medium term and term notes to $6.85 billion, a net increase of $795.4 million, and recorded a net decline in its capital lease obligations of $92.6 million and a net decrease in its commercial paper of $531.2 million. At December 31, 1997, ILFC had $610 million in aggregate principal amount of debt securities registered for issuance from time to time. In February 1998, ILFC reduced this registered amount to $230 million through the sale of debt securities amounting to $380 million aggregate principal amount. Also, in February 1998, ILFC registered $2.29 billion in aggregate principal amount of debt securities for issuance from time to time. At that time, the aggregate principal amount of registered debt available for issuance was $2.52 billion. The proceeds of ILFC's debt financing are primarily used to purchase flight equipment, including progress payments during the construction phase. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. (See also the discussions under "Operational Review" and "Liquidity" herein.)

      During 1997, AIG issued $108.2 million principal amount of Medium Term Notes, Series E, including $100 million principal amount of 2 1/4% Cash Exchangeable Equity-Linked Notes Due July 30, 2004. These notes accrue interest at the rate of 2.25 percent and the total return on these notes is linked to the appreciation in market value of AIG's common stock. The notes may be redeemed, at the option of AIG, as a whole but not in part, at any time on or after July 30, 2000. In conjunction with the issuance of these notes, AIG entered into a series of swap transactions which effectively converted its interest expense to a fixed

Management's Discussion and Analysis of
Financial Condition and Results of Operations  (CONTINUED)

rate of 5.87 percent and transferred the equity appreciation exposure to a third party. The proceeds of these notes were used for general corporate purposes.

      No notes previously issued by AIG matured during 1997. At December 31, 1997 AIG had $538.8 million in aggregate principal amount of debt securities registered for issuance from time to time.

      AIG's capital funds increased $1.96 billion during 1997. Unrealized appreciation of investments, net of taxes decreased $28.1 million. During 1997, the cumulative translation adjustment loss, net of taxes, increased $684.8 million. The changes from year to year with respect to the unrealized appreciation of investments, net of taxes and the cumulative translation adjustment loss, net of taxes were primarily impacted by the economic situation in Japan and Southeast Asia and the general strength of the U.S. dollar against most currencies in which AIG conducts operations. (See also the discussion under "Operational Review" and "Liquidity" herein.) Retained earnings increased $2.50 billion, resulting from net income less dividends.

      During 1997, AIG repurchased 5.7 million shares of its common stock in the open market at a cost of $502.0 million. Shares repurchased prior to July 25, 1997, have been adjusted for the three for two stock split in the form of a 50 percent common stock dividend. AIG intends to continue to buy its common shares in the open market to satisfy its obligations under various employee benefit plans and, depending on market conditions, for other corporate purposes.

      Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At December 31, 1997, there were no significant statutory or regulatory issues which would impair AIG's financial condition, results of operations or liquidity. To AIG's knowledge, no AIG company is on any regulatory or similar "watch list". (See also the discussion under "Liquidity" herein and Note 10 of Notes to Financial Statements.)

      The National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company's statutory surplus to the risk inherent in its overall operations. At December 31, 1997, the adjusted capital of each of AIG's domestic general companies and of each of AIG's domestic life companies exceeded each of their RBC standards by considerable margins.

      A substantial portion of AIG's general insurance business and a majority of its life insurance business are conducted in foreign countries. The degree of regulation and supervision in foreign jurisdictions varies from minimal in some to stringent in others. Generally, AIG, as well as the underwriting companies operating in such jurisdictions, must satisfy local regulatory requirements.

Liquidity

AIG's liquidity is primarily derived from the operating cash flows of its general and life insurance operations.

      At December 31, 1997, AIG's consolidated invested assets included approximately $3.42 billion of cash and short-term investments. Consolidated net cash provided from operating activities in 1997 amounted to approximately $3.04 billion.

      Sources of funds considered in meeting the objectives of AIG's financial services' operations include guaranteed investment agreements, issuance of long and short-term debt, maturities and sales of securities available for sale, securities sold under repurchase agreements, trading liabilities, securities and spot commodities sold but not yet purchased, issuance of equity, and cash provided from such operations. AIG's strong capital position is integral to managing this liquidity, as it enables AIG to raise funds in diverse markets worldwide. (See also the discussions under "Capital Resources" herein.)

      Management believes that AIG's liquid assets, its net cash provided by operations, and access to the capital markets will enable it to meet any foreseeable cash requirements.

      The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG's insurance operations generated over $6 billion in pre-tax cash flow during 1997. Cash flow includes periodic premium collections, including policyholders' contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits, acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance investment operations generated approximately $4.7 billion in investment income cash flow during 1997. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains.

      The combined insurance pre-tax operating cash flow coupled with the cash and short-term investments of $3.0 billion provided the insurance operations with a significant amount of liquidity during 1997. This liquidity is available to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy loans and collateral loans. This liquidity coupled with proceeds of over $16 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase nearly $19 billion of fixed income securities and marketable equity securities during 1997.

                             American International Group, Inc. and Subsidiaries

      The following table is a summary of AIG's invested assets by significant segment, including investment income due and accrued and real estate, at December 31, 1997 and 1996:

(dollars in thousands)
--------------------------------------------------------------------------------
                          December 31, 1997                December 31, 1996
                      ------------------------        -------------------------
                          Invested    Percent             Invested    Percent
                            Assets   of Total               Assets   of Total
================================================================================
General insurance     $ 31,844,084       26.0%        $ 28,786,140       26.5%
Life insurance          41,046,969       33.5           38,491,870       35.4
Financial services      48,899,127       39.9           40,938,871       37.7
Other                      661,701        0.6              401,248        0.4
--------------------------------------------------------------------------------
Total                 $122,451,881      100.0%        $108,618,129      100.0%
================================================================================

Insurance Invested Assets

The following tables summarize the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at December 31, 1997 and 1996:

(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Percent Distribution
                                                                                                      Percent  --------------------
December 31, 1997                                               General          Life         Total  of Total   Domestic   Foreign
====================================================================================================================================
Fixed Maturities:
  Available for sale, at market value (a)                   $11,326,246   $27,340,210   $38,666,456      53.0%      37.8%     62.2%
  Held to maturity, at amortized cost (b)                    12,769,646            --    12,769,646      17.5      100.0        --
Equity securities, at market value (c)                        3,314,603     1,815,849     5,130,452       7.0       43.5      56.5
Mortgage loans on real estate, policy and collateral loans       50,297     6,147,606     6,197,903       8.5       39.0      61.0
Short-term investments, including time deposits, and cash       616,683     2,409,353     3,026,036       4.2       33.1      66.9
Real estate                                                     401,995       979,543     1,381,538       1.9       16.8      83.2
Investment income due and accrued                               528,164       817,348     1,345,512       1.9       39.7      60.3
Other invested assets                                         2,836,450     1,537,060     4,373,510       6.0       76.7      23.3
------------------------------------------------------------------------------------------------------------------------------------
Total                                                       $31,844,084   $41,046,969   $72,891,053     100.0%      51.0%     49.0%
====================================================================================================================================

(a)   Includes $718,548 of bonds trading securities, at market value.
(b)   Includes $239,331 of preferred stock, at amortized cost.
(c)   Includes $111,609 of preferred stock, at market value.

(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Percent Distribution
                                                                                                      Percent  --------------------
December 31, 1996                                               General          Life         Total  of Total   Domestic   Foreign
====================================================================================================================================
Fixed Maturities:
  Available for sale, at market value (a)                   $ 9,713,937   $26,058,027   $35,771,964      53.2%      34.6%     65.4%
  Held to maturity, at amortized cost (b)                    12,736,225            --    12,736,225      18.9      100.0        --
Equity securities, at market value (c)                        3,265,756     2,608,309     5,874,065       8.7       33.9      66.1
Mortgage loans on real estate, policy and collateral loans       50,578     6,224,878     6,275,456       9.3       43.1      56.9
Short-term investments, including
  time deposits, and cash                                       605,363     1,002,060     1,607,423       2.4       19.3      80.7
Real estate                                                     409,808       843,933     1,253,741       1.9       18.2      81.8
Investment income due and accrued                               493,338       697,891     1,191,229       1.8       44.4      55.6
Other invested assets                                         1,511,135     1,056,772     2,567,907       3.8       51.6      48.4
------------------------------------------------------------------------------------------------------------------------------------
Total                                                       $28,786,140   $38,491,870   $67,278,010     100.0%      47.9%     52.1%
====================================================================================================================================

(a)   Includes $364,069 of bonds trading securities, at market value.
(b)   Includes $477,247 of preferred stock, at amortized cost.
(c)   Includes $46,732 of preferred stock, at market value.

      Generally, insurance regulations restrict the types of assets in which an insurance company may invest.

      With respect to fixed maturities, AIG's general strategy is to invest in high quality securities while maintaining diversification to avoid significant exposure to issuer, industry and/or country concentrations. With respect to general insurance, AIG's strategy is to invest in longer duration fixed maturities to maximize the yields at the date of purchase. With respect to life insurance, AIG's strategy is to produce cash flows required to meet maturing insurance liabilities (See also the discussion under "Operational Review: Life Insurance Operations" herein.)

      The fixed maturity available for sale portfolio is subject to decline in fair value as interest rates rise. Such declines in fair value are presented as a component of capital funds in unrealized appreciation of investments, net of taxes.

Management's Discussion and Analysis of
Financial Condition and Results of Operations  (CONTINUED)

      The fixed maturities held to maturity portfolio is exposed to adverse interest rate fluctuations. However, AIG has the ability and intent to hold such securities to maturity. Therefore, there would be no detrimental impact to AIG's results of operations or financial condition as a result of such fluctuations.

      At December 31, 1997, approximately 53.2 percent of the fixed maturities investments were domestic securities. Approximately 41 percent of such domestic securities were rated AAA. Approximately eight percent were below investment grade or not rated.

      A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations.
AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At December 31, 1997, approximately 28 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 10 percent were below investment grade or not rated at that date.

      At December 31, 1997, approximately five percent of the fixed maturities portfolio was Collateralized Mortgage Obligations (CMOs), including minor amounts with respect to Commercial Mortgage Backed Securities. All of the CMOs were investment grade and approximately 59 percent of the CMOs were backed by various U.S. government agencies. CMOs are exposed to interest rate risk as the duration and ultimate realized yield would be affected by the accelerated prepayments of the underlying mortgages. There were no interest only or principal only CMOs at December 31, 1997.

      Any fixed income security may be subject to downgrade for a variety of reasons subsequent to any balance sheet date. There have been no significant downgrades as of March 1, 1998.

      AIG invests in equities for reasons including diversifying its overall exposure to interest rate risk. Equity securities are subject to declines in fair value. Such declines in fair value are presented as components of capital funds in unrealized appreciation of investments, net of taxes.

      Mortgage loans on real estate, policy and collateral loans comprised 8.5 percent of AIG's insurance invested assets at December 31, 1997. AIG's insurance operations' holdings of real estate mortgages amounted to $2.51 billion of which
36.1 percent was domestic. At December 31, 1997, no domestic mortgages and only a nominal amount of foreign mortgages were in default. It is AIG's practice to maintain a maximum loan to value ratio of 75 percent at loan origination. At December 31, 1997, AIG's insurance holdings of collateral loans amounted to $1.02 billion, all of which were foreign. It is AIG's strategy to enter into mortgage and collateral loans as an adjunct primarily to life insurance fixed maturity investments. AIG's policy loans decreased from $3.00 billion at December 31, 1996 to $2.67 billion at December 31, 1997. Nearly all of this decrease relates to the redemption of COLI products.

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

      When permitted by regulatory authorities and when deemed necessary to protect insurance assets, including invested assets, from adverse movements in foreign currency exchange rates, interest rates and equity prices, AIG and its insurance subsidiaries may enter into derivative transactions as end users. To date, such activities have not been significant. (See also the discussion under "Derivatives" herein.)

      In certain jurisdictions, significant regulatory and/or foreign governmental barriers exist which may not permit the immediate free flow of funds between insurance subsidiaries or from the insurance subsidiaries to AIG parent. These barriers generally cause only minor delays in the outward remittance of the funds.

      AIG's insurance operations are exposed to market risk. Market risk is the risk of loss of fair value resulting from adverse fluctuations in interest and foreign currency exchange rates and equity prices.

      Measuring potential losses in fair values has recently become the focus of risk management efforts by many companies. Such measurements are performed through the application of various statistical techniques. One such technique is Value at Risk (VaR). VaR is a summary statistical measure that uses historical interest and foreign currency exchange rates and equity prices and estimates the volatility and correlation of each of these rates and prices to calculate the maximum loss that could occur over a defined period of time given a certain probability.

      AIG believes that statistical models alone do not provide a reliable method of monitoring and controlling market risk. While VaR models are relatively sophisticated, the quantitative market risk information generated is limited by the assumptions and parameters established in creating the related models. Therefore, such models are tools and do not substitute for the experience or judgment of senior management.

      AIG has performed a VaR analysis to estimate the maximum potential loss of fair value for each of AIG's insurance segments and for each market risk within each insurance segment. In this analysis, financial instrument assets include the domestic and foreign invested assets excluding real estate and investment income due and accrued. Financial instrument liabilities include reserve for losses and loss expenses, reserve for unearned premiums, future policy benefits for life and accident and health insurance contracts and policyholders' funds.

                             American International Group, Inc. and Subsidiaries

      Due to the nature of each insurance segment, AIG manages the general and life insurance operations separately. As a result, AIG manages separately the invested assets of each. Accordingly, the VaR analysis was separately performed for the general and the life insurance operations.

      AIG calculated the VaR with respect to the net fair value of each of AIG's insurance segments as of December 31, 1997. This calculation used the variance-covariance (delta-normal) methodology. The calculation also used daily historical interest and foreign currency exchange rates and equity prices in the two years ending December 31, 1997. The VaR model estimated the volatility of each of these rates and equity prices and the correlation among them. For interest rates, each country's yield curve was constructed using eleven separate points on this curve to model possible curve movements. Inter-country correlations were also used. The redemption experience of municipal and corporate fixed maturities and mortgage securities was taken into account as well as the use of financial modeling. Thus, the VaR measured the sensitivity of the asset and the liability portfolios to each of the aforementioned market risk exposures. Each sensitivity was estimated separately to capture the market exposures within each insurance segment. These sensitivities were then applied to a data base which contained both historical ranges of movements in all market factors and the correlations among them. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value at a confidence level of 95 percent for a time period of one month. At December 31, 1997 the VaR of AIG's insurance segments was approximately $520 million for general insurance and $799 million for life insurance.

      The following table presents the VaR of each component of market risk for each of AIG's insurance segments as of December 31, 1997:

(in millions)
--------------------------------------------------------------------------------
Market Risk                                 General Insurance     Life Insurance
================================================================================
Interest rate                                        $  235.6           $  779.3
Currency                                                 25.9               84.9
Equity                                                  354.5              120.1
================================================================================

      VaR with respect to combined operations cannot be derived by aggregating the individual risk or segment amounts presented herein.

Financial Services Invested Assets

The following table is a summary of the composition of AIG's financial services invested assets at December 31, 1997 and 1996. (See also the discussions under "Operational Review: Financial Services Operations", "Capital Resources" and "Derivatives" herein.)

(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         1997                         1996
                                                                             --------------------------   --------------------------
                                                                                Invested       Percent       Invested      Percent
                                                                                  Assets      of Total         Assets      of Total
====================================================================================================================================
Flight equipment primarily under operating leases,
  net of accumulated depreciation                                            $14,438,074          29.5%   $13,808,660          33.7%
Unrealized gain on interest rate and currency swaps,
  options and forward transactions                                             7,422,290          15.2      6,906,012          16.9
Securities available for sale, at market value                                 9,145,317          18.7      9,785,909          23.9
Trading securities, at market value                                            3,974,561           8.1      2,357,812           5.7
Securities purchased under agreements to resell, at contract value             4,551,191           9.3      1,642,591           4.0
Trading assets                                                                 6,715,486          13.8      3,793,433           9.3
Spot commodities, at market value                                                459,517           0.9        204,705           0.5
Other, including short-term investments                                        2,192,691           4.5      2,439,749           6.0
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                        $48,899,127         100.0%   $40,938,871         100.0%
====================================================================================================================================

      As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During 1997, ILFC acquired flight equipment costing $3.44 billion.

      At December 31, 1997, ILFC had committed to purchase or had secured positions for 328 aircraft deliverable from 1998 through 2006 at an estimated aggregate purchase price of $17.7 billion. As of March 9, 1998, ILFC has entered into leases, letters of intent to lease or is in various stages of negotiation for all of the aircraft to be delivered in 1998 and 84 of 268 aircraft to be delivered subsequent to 1998. ILFC will be required to find customers for any aircraft presently on order and any aircraft to be ordered, and it must arrange financing for portions of the purchase price of such equipment. In a rising interest rate environment, ILFC negotiates higher lease rates on any new contracts. ILFC has been successful to date both in placing its new aircraft on lease or under sales contract and obtaining adequate financing.

      AIGFP's derivative transactions are carried at market value or at estimated fair value when market prices are not readily available. AIGFP reduces its economic risk exposure through similarly valued offsetting transactions including swaps, trading securities, options, forwards and futures. The estimated fair values of these transactions represent assessments of the present value of expected future cash flows. These transactions are exposed to liquidity risk if AIGFP were to sell or close out the transactions prior to maturity. AIG believes that the impact of

Management's Discussion and Analysis of
Financial Condition and Results of Operations  (CONTINUED)

any such limited liquidity would not be significant to AIG's financial condition or its overall liquidity. (See also the discussion under "Operational Review:
Financial Services Operations" and "Derivatives" herein.)

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

      Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At December 31, 1997, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $444.0 million of these securities. There were no securities deemed below investment grade at December 31, 1997. There have been no significant downgrades through March 1, 1998. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

      AIGTG conducts, as principal, market making and trading activities in foreign exchange, interest rates and precious and base metals. AIGTG owns inventories in the commodities in which it trades and may reduce the exposure to market risk through the use of swaps, forwards, futures and option contracts. AIGTG uses derivatives to manage the economic exposure of its various trading positions and transactions from adverse movements of interest rates, foreign currency exchange rates and commodity prices. AIGTG supports its trading activities largely through trading liabilities, unrealized losses on swaps, short-term borrowings, securities sold under agreements to repurchase and securities and commodities sold but not yet purchased. (See also the discussions under "Capital Resources" and "Derivatives" herein.)

      The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at December 31, 1997 were as follows:

(in thousands)
--------------------------------------------------------------------------------
                                                              Gross        Gross
                                                         Unrealized   Unrealized
                                                              Gains       Losses
================================================================================
Securities available for sale, at market value (a)       $  292,274   $  292,201
Unrealized gain/loss on
  interest rate and currency
  swaps, options and forward
  transactions (b) (c)                                    7,422,290    5,979,571
Trading assets                                            8,429,103    5,114,498
Spot commodities, at market value                                --       59,712
Trading liabilities                                              --    4,323,000
Securities and spot commodities sold but
  not yet purchased, at market value                        344,783           --
================================================================================

(a)   See also Note 8 (e) of Notes to Financial Statements.
(b)   These amounts are also presented as the respective balance sheet amounts.
(c) At December 31, 1997, AIGTG's replacement values with respect to interest rate and currency swaps were $610.4 million.

      AIGFP's interest rate risk on securities available for sale, at market, is managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At December 31, 1997, the unrealized gains and losses remaining after the benefit of the offsets were $6.6 million and $6.5 million, respectively.

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

      Market risk arises principally from the uncertainty that future earnings are exposed to potential changes in volatility, interest rates, foreign currency exchange rates, and equity and commodity prices. AIG generally controls its exposure to market risk by taking offsetting positions. AIG's philosophy with respect to its financial services operations is to minimize or set limits for open or uncovered positions that are to be carried. Credit risk exposure is separately managed. (See the discussion on the management of credit risk below).

      AIG's Market Risk Management Department provides detailed independent review of AIG's market exposures, particularly those market exposures of AIGFP and AIGTG. This

                             American International Group, Inc. and Subsidiaries

department determines whether AIG's market risks, as well as those market risks of individual subsidiaries, are within the parameters established by AIG's senior management. Well established market risk management techniques such as sensitivity analysis are used. Additionally, this department verifies that specific market risks of each of certain subsidiaries are managed and hedged by that subsidiary.

      AIGFP is exposed to market risk due to changes in the level and volatility of interest rates and the shape and slope of the yield curve. AIGFP hedges its exposure to interest rate risk by entering into transactions such as interest rate swaps and options and purchasing U.S. and foreign government obligations.

      AIGFP is exposed to market risk due to changes in and volatility of foreign currency exchange rates. AIGFP hedges its foreign currency exchange risk primarily through the use of currency swaps, options, forwards and futures.

      AIGFP is exposed to market risk due to changes in the level and volatility of equity prices which affect the value of securities or instruments that derive their value from a particular stock, a basket of stocks or a stock index. AIGFP reduces the risk of loss inherent in its inventory in equity securities by entering into hedging transactions, including equity swaps and options and purchasing U.S. and foreign government obligations.

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

      Additionally, depending upon the changes in interest rates and other market movements during the day, the system will produce reports for management's consideration for intra-day offsetting positions. Overnight, the system generates reports which recommend the types of offsets management should consider for the following day. Additionally, AIGFP operates in major business centers overseas and is essentially open for business 24 hours a day. Thus, the market exposure and offset strategies are monitored, reviewed and coordinated around the clock. Therefore, offsetting adjustments can be made as and when necessary from any AIGFP office in the world.

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

      All of AIGTG's market risk sensitive instruments are entered into for trading purposes. The fair values of AIGTG's financial instruments are exposed to market risk as a result of adverse market changes in interest rates, foreign currency exchange rates, commodity prices and adverse changes in the liquidity of the markets in which AIGTG trades.

      AIGTG's approach to managing market risk is to establish an appropriate offsetting position to a particular transaction or group of transactions depending upon the extent of market risk AIGTG expects to reduce.

      AIGTG's senior management has established positions and stop-loss limits for each line of business. AIGTG's traders are required to maintain positions within these limits. These positions are monitored during the day either manually and/or through on-line computer systems. In addition, these positions are reviewed by AIGTG's management. Reports which present each trading books position and the prior day's profit and loss are reviewed by traders, head traders and AIGTG's senior management. Based upon these and other reports, AIGTG's senior management may determine to adjust AIGTG's risk profile.

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

      AIGFP and AIGTG are both exposed to the risk of loss of fair value. Sensitivity analysis is the statistical technique utilized to measure this exposure. Such analysis is performed and

Management's Discussion and Analysis of
Financial Condition and Results of Operations  (CONTINUED)

presented separately for AIGFP and AIGTG as AIG manages these operations separately.

      AIGFPand AIGTG used the sensitivity analysis model to measure the potential loss in fair value of market risk sensitive instruments of each of their respective portfolios. This potential loss in fair value results from selected hypothetical changes in interest and foreign currency exchange rates, equity prices and/or other market rates or prices over time.

      The portfolios for which this analysis was performed included market risk sensitive transactions entered into by AIGFP and AIGTG. This includes over the counter and exchange traded investments, derivative transactions, borrowings and hedged securities and commodities. As the market risk with respect to securities available for sale, at market is substantially hedged, segregation of market sensitive instruments into trading and other than hedging was not done.

      In each of these models, the market risks of AIGFP and AIGTG have been classified as changes in the level of either interest rates, foreign currency exchange rates, equity prices or commodity prices and the respective volatility of each. For each risk, four sensitivities were calculated under four scenarios with respect to the fair values of the portfolios at December 31, 1997. The four scenarios consisted of uniformly increasing or decreasing the relevant market rates or prices by 10 percent; and uniformly increasing or decreasing the relevant market volatility by 10 percent. For a given risk, the sensitivity presented herein was the largest potential loss in fair value assuming trade settlement under the most adverse of the four scenarios that could result in one day.

      Not all market risk exposures that are managed by AIGFP and AIGTG are quantified by this analysis. In almost all currencies, changes in the slope and shape of the yield curve or changes in the relative value between certain types of financial instruments or between the same type of instruments in different currencies could affect the results of this analysis. Additionally, the following quantitative information does not take into account anticipated management reaction to breaches of counterparty credit limitations caused by the shocks within a given risk category. The actual results could differ from the results of this analysis because market movements could be different from the scenarios that were considered or because the composition of the portfolio could change substantially with time. AIGFP is also exposed to uncertainty on the amount of dividends paid or the cost of borrowing certain equities.

      The following table presents the one day exposure to the potential loss in fair value of each component of AIGFP's market risk as of December 31, 1997 under the most adverse scenario as mentioned above:

(in millions)
--------------------------------------------------------------------------------
Market Risk
================================================================================
Interest rate                                                            $  11.4
Currency                                                                    30.0
Equity                                                                       5.9
================================================================================

      The following table presents the one day exposure to potential loss in fair value of each component of AIGTG's market risk as of December 31, 1997 under the most adverse scenario as discussed above:

(in millions)
--------------------------------------------------------------------------------
Market Risk
================================================================================
Interest rate                                                            $   6.2
Currency                                                                    23.3
Commodity                                                                    1.3
================================================================================

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

                             American International Group, Inc. and Subsidiaries

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

      The following tables provide the notional and contractual amounts of AIGFP's and AIGTG's derivatives transactions at December 31, 1997.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations  (CONTINUED)

      The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at December 31, 1997 and December 31, 1996:

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                       Remaining Life
                                                   -----------------------------------------------------
                                                            One    Two Through   Six Through   After Ten         Total         Total
                                                           Year     Five Years     Ten Years       Years          1997          1996
====================================================================================================================================
Interest rate, currency and equity/commodity
  swaps and swaptions:
Notional amount:
  Interest rate swaps                              $ 57,623,000   $ 85,484,000   $47,420,000 $ 9,964,000  $200,491,000  $165,771,800
  Currency swaps                                      8,575,000     28,686,000    12,527,000   4,960,000    54,748,000    39,182,900
  Swaptions and equity swaps                            857,000      4,734,000     4,129,000   1,497,000    11,217,000     5,721,300
------------------------------------------------------------------------------------------------------------------------------------
Total                                              $ 67,055,000   $118,904,000   $64,076,000 $16,421,000  $266,456,000  $210,676,000
====================================================================================================================================
Futures and forward contracts:
Exchange traded futures contracts contractual
  amount                                           $  4,411,000             --            --          --  $  4,411,000  $  6,867,300
====================================================================================================================================
Over the counter forward contracts contractual
  amount                                           $ 13,271,000             --            --          --  $ 13,271,000  $  5,952,200
====================================================================================================================================

      AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At December 31, 1997 and December 31, 1996, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                  Net Replacement Value
                                                            ---------------------------------
                                                             Swaps and            Futures and                  Total           Total
                                                             Swaptions      Forward Contracts                   1997            1996
====================================================================================================================================
Counterparty credit quality:
  AAA                                                       $2,326,502                $    --             $2,326,502      $1,732,315
  AA                                                         2,273,532                 37,572              2,311,104       2,021,878
  A                                                          1,153,007                 12,403              1,165,410       1,461,063
  BBB                                                          608,448                     47                608,495       1,150,420
Below investment grade                                         289,563                     --                289,563          26,293
------------------------------------------------------------------------------------------------------------------------------------
Total                                                       $6,651,052                $50,022             $6,701,074      $6,391,969
====================================================================================================================================

      At December 31, 1997 and December 31, 1996, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                  Net Replacement Value
                                                            ---------------------------------
                                                             Swaps and            Futures and                  Total           Total
                                                             Swaptions      Forward Contracts                   1997            1996
====================================================================================================================================
Non-U.S. banks                                              $2,213,366                $49,939             $2,263,305      $2,330,481
Insured municipalities                                         757,514                     --                757,514         656,373
U.S. industrials                                               513,958                     83                514,041         894,942
Governmental                                                   677,230                     --                677,230         894,284
Non-U.S. financial service companies                            64,787                     --                 64,787          34,383
Non-U.S. industrials                                         1,034,792                     --              1,034,792         497,839
Special purpose                                                163,109                     --                163,109         121,137
U.S. banks                                                     584,915                     --                584,915         251,641
U.S. financial service companies                               433,710                     --                433,710         534,965
Supranationals                                                 207,671                     --                207,671         175,924
------------------------------------------------------------------------------------------------------------------------------------
Total                                                       $6,651,052                $50,022             $6,701,074      $6,391,969
====================================================================================================================================

                             American International Group, Inc. and Subsidiaries

      The following tables provide the contractual and notional amounts of AIGTG's derivatives portfolio at December 31, 1997 and December 31, 1996. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the December 31, 1997 balances based upon the expected timing of the future cash flows.

      The gross replacement values presented represent the sum of the estimated positive fair values of all of AIGTG's derivatives contracts at December 31, 1997 and December 31, 1996. These values do not represent the credit risk to AIGTG.

      Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss.

      The following tables present AIGTG's derivatives portfolio and the associated credit exposure, if applicable, by maturity and type of derivative at December 31, 1997 and December 31, 1996:

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Remaining Life
                                                     --------------------------------------------------
                                                              One   Two Through  Six Through  After Ten         Total         Total
                                                             Year    Five Years    Ten Years      Years          1997          1996
====================================================================================================================================
Contractual amount of futures, forwards
  and options:
  Exchange traded futures and options                $ 21,613,406   $ 2,931,347   $   34,545   $     --  $ 24,579,298  $ 17,004,692
====================================================================================================================================
  Forwards                                           $253,917,460   $12,347,787   $1,694,038   $     --  $267,959,285  $216,775,766
====================================================================================================================================
  Over the counter purchased options                 $ 39,756,245   $17,466,110   $2,932,703   $849,059  $ 61,004,117  $ 27,377,217
====================================================================================================================================
  Over the counter sold options (a)                  $ 48,398,996   $ 9,595,654   $  964,050   $134,771  $ 59,093,471  $ 31,049,529
====================================================================================================================================
Notional amount:
  Interest rate swaps and forward rate agreements    $ 60,017,945   $14,798,198   $2,376,472   $310,035  $ 77,502,650  $ 66,306,480
  Currency swaps                                          628,542     5,134,893      725,898         --     6,489,333     5,853,194
------------------------------------------------------------------------------------------------------------------------------------
Total                                                $ 60,646,487   $19,933,091   $3,102,370   $310,035  $ 83,991,983  $ 72,159,674
====================================================================================================================================
Credit exposure:
  Futures, forwards and purchased options contracts
    and interest rate and currency swaps:
      Gross replacement value                        $  9,330,966   $ 1,364,417   $  308,435   $ 15,899  $ 11,019,717   $ 7,489,766
      Master netting arrangements                      (5,277,129)     (442,284)     (70,963)    (7,935)   (5,798,311)   (3,872,291)
      Collateral                                         (135,303)      (73,991)     (15,384)        --      (224,678)     (149,347)
------------------------------------------------------------------------------------------------------------------------------------
Net replacement value (b)                            $  3,918,534   $   848,142   $  222,088    $ 7,964  $  4,996,728   $ 3,468,128
====================================================================================================================================

(a) Sold options obligate AIGTG to buy or sell the underlying item if the option purchaser chooses to exercise. The amounts do not represent credit exposure.
(b) The net replacement values with respect to exchange traded futures and options, forward contracts and purchased over the counter options are presented as a component of trading assets in the accompanying balance sheet. The net replacement values with respect to interest rate and currency swaps are presented as a component of unrealized gain on interest rate and currency swaps, options and forward transactions in the accompanying balance sheet.

Management's Discussion and Analysis of
Financial Condition and Results of Operations  (CONTINUED)

      AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At December 31, 1997 and December 31, 1996, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Net Replacement Value
                                                                                                          --------------------------
                                                                                                                1997            1996
====================================================================================================================================
Counterparty credit quality:
  AAA                                                                                                     $  752,741      $  447,236
  AA                                                                                                       2,503,289       1,075,713
  A                                                                                                        1,023,650       1,133,332
  BBB                                                                                                        342,695         518,485
  Below investment grade                                                                                      98,425         115,810
  Not externally rated, including exchange traded futures and options*                                       275,928         177,552
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                     $4,996,728      $3,468,128
====================================================================================================================================
Counterparty breakdown by industry:
  Non-U.S. banks                                                                                          $2,685,998      $1,269,399
  U.S. industrials                                                                                           163,484         761,634
  Governmental                                                                                               135,269         121,278
  Non-U.S. financial service companies                                                                       260,412         186,476
  Non-U.S. industrials                                                                                       167,835         192,669
  U.S. banks                                                                                                 560,388         309,154
  U.S. financial service companies                                                                           747,414         449,966
  Exchanges*                                                                                                 275,928         177,552
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                     $4,996,728      $3,468,128
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

      As an end user, AIG and its subsidiaries, including its insurance subsidiaries, use derivatives to aid in managing AIG's foreign exchange translation exposure. Derivatives may also be used to minimize certain exposures with respect to AIG's debt financing and insurance operations; to date, such activities have not been significant.

      AIG, through its Foreign Exchange Operating Committee, evaluates each of its worldwide consolidated foreign currency net asset or liability positions and manages AIG's translation exposure to adverse movement in currency exchange rates. AIG may use forward exchange contracts and purchase options where the cost of such is reasonable and markets are liquid to reduce these exchange translation exposures. The exchange gain or loss with respect to these hedging instruments is recorded on an accrual basis as a component of the cumulative translation adjustment account in capital funds.

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

Accounting Standards

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FASB 125). This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfer of financial assets that are sales from transfers that are secured borrowings. FASB 125 was effective January 1, 1997.

      In December 1996, FASB issued Statement of Financial Accounting Standards No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" (FASB 127). FASB 127 delays the implementation of certain provisions of FASB 125 for one year. AIG has adopted all requirements of FASB 125 herein.

      In February 1997, FASB issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (FASB 128). This statement simplifies the existing computational guidelines, revises the disclosure requirements and increases earnings per share comparability on an international basis.

      AIG has adopted all requirements of FASB 128 herein and all prior period information has been restated.

                             American International Group, Inc. and Subsidiaries

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

      FRR No. 48 amends rules and forms for registrants and requires clarification and expansion of existing disclosures for derivative financial instruments, other financial instruments and derivative commodity instruments, as defined therein. The amendments require enhanced disclosure with respect to these derivative instruments in the footnotes to the financial statements. Additionally, the amendments expand existing disclosure requirements to include quantitative and qualitative discussions with respect to market risk inherent in market risk sensitive instruments such as equity and fixed maturity securities, as well as these derivative instruments. These amendments are designed to provide additional information about market risk sensitive instruments which investors can use to better understand and evaluate market risk exposures of registrants, including AIG. FRR No. 48 has been adopted herein.

      In June 1997, FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (FASB 130) and Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" (FASB 131).

      FASB 130 establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. FASB 130 is effective for AIG as of January 1, 1998. FASB 130 will have no impact on AIG's results of operations, financial condition or liquidity.

      FASB 131 establishes standards for the way AIG is required to disclose certain information about its operating segments in its annual financial statements and certain selected information in its interim financial statements. FASB 131 establishes, where practicable, standards with respect to geographic areas, among other things. Certain descriptive information is also required. FASB 131 is effective for the year ended December 31, 1998.

Recent Developments

AIG is subject to the Year 2000 computer program issue. That is, certain of AIG's computer systems, software products or other business systems may not accept, input, store, or output dates in the years 1999, 2000 and thereafter without error or interruption. If such a deficiency is not corrected, it is possible that some applications could fail or create erroneous results by or at the year 2000.

      AIG has already reviewed and identified its business systems, including computer programs that are subject to such Year 2000 risk. Accordingly, AIG commenced the remediation of such systems and such remediation and testing thereof is anticipated to be complete in advance of the year 2000. The costs of such remediation are expensed as incurred and are not material to AIG's results of operations, financial condition or liquidity.

      AIG has also initiated formal communications to those non-AIG entities which have significant transactions with AIG to coordinate the Year 2000 conversions.

      On January 1, 1999, certain of the member nations of the European Economic and Monetary Union (EMU) will adopt a common currency, the Euro. Once the national currencies are phased out, the Euro will be the sole legal tender of each of these nations. During the transition period, commerce of these nations will be transacted in the Euro or in the currently existing national currency.

      AIG has identified the significant issues and will be prepared with respect to the phase in of and ultimate redenomination to the Euro. Any costs associated with the adoption of the Euro are expensed as incurred and are not material to AIG's results of operations, financial condition or liquidity.

      In January 1998, AIG purchased the 76.1 percent of the outstanding shares of SELIC Holdings, Ltd. (SELIC) which AIG did not own. Prior to the purchase of these shares, SELIC's operations were accounted for on an equity basis and presented as a component of equity in income of minority-owned insurance operations. Subsequent to the acquisition, SELIC will be consolidated as a component of general insurance operations.

ITEM 8. Financial Statements and Supplementary Data

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

--------------------------------------------------------------------------------
                                                              Page
--------------------------------------------------------------------------------
   Report of Independent Accountants                           37
   Consolidated Balance Sheet at
      December 31, 1997 and 1996                               38
   Consolidated Statement of Income for the
      years ended December 31, 1997, 1996
      and 1995                                                 40
   Consolidated Statement of Capital Funds
      for the years ended December 31, 1997,
      1996 and 1995                                            41
   Consolidated Statement of Cash Flows for
      the years ended December 31, 1997,
      1996 and 1995                                            42
   Notes to Financial Statements                               44

--------------------------------------------------------------------------------
                                                              Page
--------------------------------------------------------------------------------
Schedules:
    I--Summary of Investments--Other Than
           Investments in Related
           Parties as of
           December 31, 1997                                  S-1
    II--Condensed Financial Information of
           Registrant as of December 31, 1997
           and 1996 and for the years ended
           December 31, 1997, 1996 and 1995                   S-2
    III--Supplementary Insurance Information as
           of December 31, 1997, 1996 and
           1995 and for the years then ended                  S-4
    IV--Reinsurance as of December 31, 1997,
           1996 and 1995 and for the years
           then ended                                         S-5

Report of Independent Accountants

The Board of Directors and Shareholders
American International Group, Inc.:

We have audited the consolidated financial statements and the financial statement schedules of American International Group, Inc. and subsidiaries listed in the index on page 36 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American International Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                                        COOPERS & LYBRAND L.L.P.

                                                        New York, New York
                                                        February 10, 1998.

Consolidated Balance Sheet   American International Group, Inc. and Subsidiaries

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                                  1997              1996
====================================================================================================================================
Assets:
  Investments and cash:
    Fixed maturities:
      Bonds available for sale, at market value (amortized cost: 1997-$36,568,360;
        1996-$34,243,127)                                                                             $ 38,077,792      $ 35,524,932
      Bonds held to maturity, at amortized cost (market value: 1997-$13,365,703;
        1996-$12,865,357)                                                                               12,530,315        12,258,978
      Bonds trading securities, at market value (cost: 1997-$699,614; 1996-$357,023)                       718,548           364,069
      Preferred stocks, at amortized cost (market value: 1997-$530,705; 1996-$591,091)                     239,331           477,247
    Equity securities:
      Common stocks (cost: 1997-$4,625,433; 1996-$4,993,799)                                             5,209,274         5,989,572
      Non-redeemable preferred stocks (cost: 1997-$138,412; 1996-$64,705)                                  138,745            76,068
    Mortgage loans on real estate, policy and collateral loans-net                                       7,919,764         7,876,820
    Financial services assets:
      Flight equipment primarily under operating leases, net of accumulated depreciation
        (1997-$1,657,313; 1996-$1,465,031)                                                              14,438,074        13,808,660
      Securities available for sale, at market value (cost: 1997-$9,145,244;
        1996-$9,775,705)                                                                                 9,145,317         9,785,909
      Trading securities, at market value                                                                3,974,561         2,357,812
      Spot commodities, at market value                                                                    459,517           204,705
      Unrealized gain on interest rate and currency swaps, options and forward transactions              7,422,290         6,906,012
      Trading assets                                                                                     6,715,486         3,793,433
      Securities purchased under agreements to resell, at contract value                                 4,551,191         1,642,591
    Other invested assets                                                                                4,681,423         2,915,302
    Short-term investments, at cost (approximates market value)                                          3,332,542         2,008,123
    Cash                                                                                                    86,917            58,740
------------------------------------------------------------------------------------------------------------------------------------
      Total investments and cash                                                                       119,641,087       106,048,973

  Investment income due and accrued                                                                      1,368,404         1,198,348
  Premiums and insurance balances receivable-net                                                        10,282,987         9,617,061
  Reinsurance assets                                                                                    16,110,521        16,526,566
  Deferred policy acquisition costs                                                                      6,592,506         6,471,357
  Investments in partially-owned companies                                                               1,121,173           951,352
  Real estate and other fixed assets, net of accumulated depreciation
    (1997-$1,512,617; 1996-$1,390,225)                                                                   2,342,187         2,122,762
  Separate and variable accounts                                                                         3,993,971         3,271,716
  Other assets                                                                                           2,517,851         2,222,867
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                          $163,970,687      $148,431,002
====================================================================================================================================

See Accompanying Notes to Financial Statements.

                             American International Group, Inc. and Subsidiaries

(in thousands, except share amounts)
------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                             1997                  1996
====================================================================================================================================
Liabilities:
  Reserve for losses and loss expenses                                                           $ 33,400,160          $ 33,429,807
  Reserve for unearned premiums                                                                     8,739,006             7,598,928
  Future policy benefits for life and accident and health insurance contracts                      24,502,005            24,002,860
  Policyholders' contract deposits                                                                 10,323,112             9,803,409
  Other policyholders' funds                                                                        2,352,514             2,219,907
  Reserve for commissions, expenses and taxes                                                       1,739,945             1,511,122
  Insurance balances payable                                                                        1,702,578             1,832,649
  Funds held by companies under reinsurance treaties                                                  336,585               383,306
  Income taxes payable:
    Current                                                                                           585,375               201,978
    Deferred                                                                                          470,706               586,703
  Financial services liabilities:
    Borrowings under obligations of guaranteed investment agreements                                8,000,326             5,723,228
    Securities sold under agreements to repurchase, at contract value                               2,706,310             3,039,423
    Trading liabilities                                                                             5,366,421             3,313,508
    Securities and spot commodities sold but not yet purchased, at market value                     5,171,680             1,568,542
    Unrealized loss on interest rate and currency swaps, options and forward transactions           5,979,571             5,414,433
    Deposits due to banks and other depositors                                                        972,423             1,206,374
    Commercial paper                                                                                2,208,167             2,739,388
    Notes, bonds and loans payable                                                                 12,608,891            12,312,805
  Commercial paper                                                                                  1,166,740             1,758,588
  Notes, bonds, loans and mortgages payable                                                         1,276,521               986,505
  Separate and variable accounts                                                                    3,993,971             3,271,716
  Other liabilities                                                                                 5,966,553             3,081,599
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                 139,569,560           125,986,778
------------------------------------------------------------------------------------------------------------------------------------

Preferred shareholders' equity in subsidiary company                                                  400,000               400,000
------------------------------------------------------------------------------------------------------------------------------------

Capital funds:
  Common stock, $2.50 par value; 1,000,000,000 shares authorized; shares issued
    1997-759,121,505; 1996-506,084,172                                                              1,897,804             1,265,210
  Additional paid-in capital                                                                          105,689               127,415
  Unrealized appreciation of investments, net of taxes                                              1,350,182             1,378,318
  Cumulative translation adjustments, net of taxes                                                 (1,178,041)             (493,218)
  Retained earnings                                                                                22,920,991            20,420,881
  Treasury stock; 1997-59,603,224; 1996-36,643,026 shares of common stock
    (including 41,726,541 and 27,817,986 shares, respectively, held by subsidiaries)               (1,095,498)             (654,382)
------------------------------------------------------------------------------------------------------------------------------------
Total capital funds                                                                                24,001,127            22,044,224
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and capital funds                                                              $163,970,687          $148,431,002
====================================================================================================================================

See Accompanying Notes to Financial Statements.

Consolidated Statement of Income

                             American International Group, Inc. and Subsidiaries

(in thousands, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                                   1997              1996              1995
====================================================================================================================================
General insurance operations:
  Net premiums written                                                              $13,407,529       $12,691,679       $11,893,022
  Change in unearned premium reserve                                                   (986,489)         (836,864)         (487,291)
------------------------------------------------------------------------------------------------------------------------------------
  Net premiums earned                                                                12,421,040        11,854,815        11,405,731
  Net investment income                                                               1,853,523         1,690,798         1,547,572
  Realized capital gains                                                                128,175            64,985            68,077
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     14,402,738        13,610,598        13,021,380
------------------------------------------------------------------------------------------------------------------------------------
  Losses incurred                                                                     7,801,358         7,278,815         7,071,238
  Loss expenses incurred                                                              1,554,861         1,717,616         1,588,597
  Underwriting expenses (principally policy acquisition costs)                        2,574,653         2,408,600         2,329,259
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     11,930,872        11,405,031        10,989,094
------------------------------------------------------------------------------------------------------------------------------------
  Operating income                                                                    2,471,866         2,205,567         2,032,286
------------------------------------------------------------------------------------------------------------------------------------
Life insurance operations:
  Premium income                                                                      9,925,639         8,978,246         8,038,150
  Net investment income                                                               2,896,469         2,675,881         2,264,905
  Realized capital gains                                                                 21,186            34,798            32,703
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     12,843,294        11,688,925        10,335,758
------------------------------------------------------------------------------------------------------------------------------------
  Death and other benefits                                                            4,052,180         3,733,523         3,348,058
  Increase in future policy benefits                                                  4,759,018         4,370,055         3,739,976
  Acquisition and insurance expenses                                                  2,460,613         2,261,589         2,157,119
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     11,271,811        10,365,167         9,245,153
------------------------------------------------------------------------------------------------------------------------------------
  Operating income                                                                    1,571,483         1,323,758         1,090,605
------------------------------------------------------------------------------------------------------------------------------------
Financial services operating income                                                     701,337           523,906           417,741
------------------------------------------------------------------------------------------------------------------------------------
Equity in income of minority-owned insurance operations                                 113,636            99,359            81,722
------------------------------------------------------------------------------------------------------------------------------------
Other realized capital losses                                                           (30,846)          (11,792)          (28,946)
------------------------------------------------------------------------------------------------------------------------------------
Minority interest                                                                       (31,926)          (43,226)          (36,317)
------------------------------------------------------------------------------------------------------------------------------------
Other income (deductions)-net                                                           (96,652)          (84,350)          (91,208)
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                            4,698,898         4,013,222         3,465,883
------------------------------------------------------------------------------------------------------------------------------------
Income taxes (benefits):
  Current                                                                             1,273,439         1,070,868         1,025,774
  Deferred                                                                               93,124            45,097           (70,274)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      1,366,563         1,115,965           955,500
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                          $ 3,332,335       $ 2,897,257       $ 2,510,383
====================================================================================================================================
Earnings per common share:
  Basic                                                                                   $4.75             $4.10             $3.53
  Diluted                                                                                  4.73              4.08              3.52
====================================================================================================================================
Average shares outstanding:
  Basic                                                                                 701,930           706,568           711,033
  Diluted                                                                               704,984           709,316           713,512
====================================================================================================================================

See Accompanying Notes to Financial Statements.

Consolidated Statement of Capital Funds

                             American International Group, Inc. and Subsidiaries

(in thousands, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                                   1997              1996              1995
====================================================================================================================================
Common stock:
  Balance at beginning of year                                                      $ 1,265,210       $ 1,265,210         $ 843,477
    Stock split effected as dividend                                                    632,594                --           421,733
------------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                              1,897,804         1,265,210         1,265,210
------------------------------------------------------------------------------------------------------------------------------------
Additional paid-in capital:
  Balance at beginning of year                                                          127,415           131,828           565,410
    Excess of cost over proceeds of common stock issued
      under stock option and stock purchase plans                                       (29,659)          (15,439)          (15,097)
    Stock split effected as dividend                                                         --                --          (421,733)
    Other                                                                                 7,933            11,026             3,248
------------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                105,689           127,415           131,828
------------------------------------------------------------------------------------------------------------------------------------
Unrealized appreciation (depreciation) of investments, net of taxes:
  Balance at beginning of year                                                        1,378,318         1,395,064           184,556
    Changes during year                                                                (116,981)            8,872         1,809,365
    Deferred income tax benefit (expense) on changes                                     88,845           (25,618)         (598,857)
------------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                              1,350,182         1,378,318         1,395,064
------------------------------------------------------------------------------------------------------------------------------------
Cumulative translation adjustments, net of taxes:
  Balance at beginning of year                                                         (493,218)         (456,072)         (288,074)
    Changes during year                                                                (753,808)          (66,993)         (156,523)
    Applicable income tax benefit (expense) on changes                                   68,985            29,847           (11,475)
------------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                             (1,178,041)         (493,218)         (456,072)
------------------------------------------------------------------------------------------------------------------------------------
Retained earnings:
  Balance at beginning of year                                                       20,420,881        17,697,739        15,340,928
    Net income                                                                        3,332,335         2,897,257         2,510,383
    Stock dividends to shareholders                                                    (632,594)               --                --
    Cash dividends to shareholders:
      Common ($.28, $.25 and $.21 per share, respectively)                             (199,631)         (174,115)         (153,572)
------------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                             22,920,991        20,420,881        17,697,739
------------------------------------------------------------------------------------------------------------------------------------
Treasury stock, at cost:
  Balance at beginning of year                                                         (654,382)         (206,666)         (224,636)
    Cost of shares acquired during year                                                (507,707)         (493,872)          (17,646)
    Issued under stock option and stock purchase plans                                   66,227            38,452            35,616
    Other                                                                                   364             7,704                --
------------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                             (1,095,498)         (654,382)         (206,666)
------------------------------------------------------------------------------------------------------------------------------------
Total capital funds at end of year                                                  $24,001,127       $22,044,224       $19,827,103
====================================================================================================================================

See Accompanying Notes to Financial Statements.

Consolidated Statement of Cash Flows

                             American International Group, Inc. and Subsidiaries

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                                   1997              1996              1995
====================================================================================================================================
Summary:
  Net cash provided by operating activities                                         $ 3,034,988      $  9,574,907      $  6,693,625
  Net cash used in investing activities                                              (4,855,533)      (14,455,657)      (11,218,986)
  Net cash provided by financing activities                                           1,848,722         4,851,119         4,537,495
------------------------------------------------------------------------------------------------------------------------------------
  Change in cash                                                                         28,177           (29,631)           12,134
  Cash at beginning of year                                                              58,740            88,371            76,237
------------------------------------------------------------------------------------------------------------------------------------
  Cash at end of year                                                               $    86,917      $     58,740      $     88,371
====================================================================================================================================

Cash flows from operating activities:
  Net income                                                                        $ 3,332,335      $  2,897,257      $  2,510,383
------------------------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash provided by operating activities:
      Non-cash revenues, expenses, gains and losses included in income:
      Change in:
        General and life insurance reserves                                           1,767,124         4,130,962         5,182,203
        Premiums and insurance balances receivable and payable-net                     (795,997)         (260,630)         (184,120)
        Reinsurance assets                                                              416,045           351,589          (588,548)
        Deferred policy acquisition costs                                              (121,149)         (703,784)         (635,328)
        Investment income due and accrued                                              (170,056)           14,600          (284,997)
        Funds held under reinsurance treaties                                           (46,721)           38,614           (38,161)
        Other policyholders' funds                                                      132,607           127,742           140,807
        Current and deferred income taxes-net                                           476,521           (78,038)         (165,730)
        Reserve for commissions, expenses and taxes                                     228,823           253,876           (61,937)
        Other assets and liabilities-net                                                467,683          (394,168)          511,489
        Trading assets and liabilities-net                                             (869,140)          (56,439)           97,985
        Trading securities, at market value                                          (1,616,749)          283,624          (157,799)
        Spot commodities, at market value                                              (254,812)          178,669           533,459
        Net unrealized gain on interest rate and currency swaps,
          options and forward transactions                                               48,860          (130,914)         (369,372)
        Securities purchased under agreements to resell                              (2,908,600)          379,465          (812,653)
        Securities sold under agreements to repurchase                                 (333,113)        1,659,551            37,808
        Securities and spot commodities sold but not yet
          purchased, at market value                                                  3,603,138           364,156           642,399
      Realized capital gains                                                           (118,515)          (87,992)          (71,834)
      Equity in income of partially-owned companies and other invested assets          (157,408)         (152,946)         (119,116)
      Depreciation expenses, principally flight equipment                               872,905           805,581           734,560
      Change in cumulative translation adjustments                                     (753,807)          (66,993)         (156,523)
      Other-net                                                                        (164,986)           21,125           (51,350)
------------------------------------------------------------------------------------------------------------------------------------
      Total adjustments                                                                (297,347)        6,677,650         4,183,242
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                           $ 3,034,988      $  9,574,907      $  6,693,625
====================================================================================================================================

See Accompanying Notes to Financial Statements.

                             American International Group, Inc. and Subsidiaries

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                                   1997              1996              1995
====================================================================================================================================
Cash flows from investing activities:
    Cost of fixed maturities, at amortized cost matured or redeemed                $  1,225,643      $  1,626,925      $  1,111,864
    Cost of bonds, at market sold                                                     9,308,031         9,514,381         7,633,674
    Cost of bonds, at market matured or redeemed                                      3,775,047         2,480,629         2,695,319
    Cost of equity securities sold                                                    2,261,655         2,758,264         2,517,697
    Realized capital gains                                                              118,515            87,992            71,834
    Purchases of fixed maturities                                                   (16,921,756)      (19,511,037)      (16,947,508)
    Purchases of equity securities                                                   (1,915,806)       (3,218,375)       (2,588,994)
    Mortgage, policy and collateral loans granted                                    (2,242,980)       (3,276,378)       (3,488,856)
    Repayments of mortgage, policy and collateral loans                               2,200,035         3,260,090           902,378
    Sales of securities available for sale                                            4,310,088         2,061,776         1,896,109
    Maturities of securities available for sale                                       3,232,530         1,603,215         1,183,742
    Purchases of securities available for sale                                       (6,915,594)       (9,530,755)       (3,210,125)
    Sales of flight equipment                                                         2,230,586         1,362,632         1,158,151
    Purchases of flight equipment                                                    (3,435,274)       (3,254,344)       (3,279,356)
    Net additions to real estate and other fixed assets                                (517,056)         (581,221)         (340,563)
    Sales or distributions of other invested assets                                   1,274,229         1,197,620           294,855
    Investments in other invested assets                                             (1,478,658)       (1,262,910)         (970,580)
    Change in short-term investments                                                 (1,324,419)          264,405           194,925
    Investments in partially-owned companies                                            (40,349)          (38,566)          (53,552)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                              $ (4,855,533)     $(14,455,657)     $(11,218,986)
====================================================================================================================================
Cash flows from financing activities:
    Change in policyholders' contract deposits                                     $  1,014,703      $    222,426      $  3,093,557
    Change in deposits due to banks and other depositors                               (233,951)          248,933           301,468
    Change in commercial paper                                                       (1,123,069)        1,331,341          (622,924)
    Proceeds from notes, bonds, loans and mortgages payable                           7,604,295         6,150,471         6,115,546
    Repayments on notes, bonds, loans and mortgages payable                          (7,015,646)       (2,775,482)       (4,290,938)
    Liquidation of zero coupon notes payable                                            (12,235)               --                --
    Proceeds from guaranteed investment agreements                                    4,930,022         3,583,158         2,940,563
    Maturities of guaranteed investment agreements                                   (2,652,924)       (3,283,485)       (3,052,326)
    Proceeds from subsidiary company preferred stock issued                                  --              (131)          197,144
    Proceeds from common stock issued                                                    36,568            23,013            20,519
    Cash dividends to shareholders                                                     (199,631)         (174,115)         (153,572)
    Acquisition of treasury stock                                                      (507,707)         (493,872)          (17,646)
    Other-net                                                                             8,297            18,862             6,104
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                          $  1,848,722      $  4,851,119      $  4,537,495
====================================================================================================================================
Supplementary information:
Taxes paid                                                                         $    807,800      $  1,068,500      $  1,065,700
====================================================================================================================================
Interest paid                                                                      $  1,733,900      $  1,594,700      $  1,318,700
====================================================================================================================================

See Accompanying Notes to Financial Statements.

Notes to Financial Statements

1. Summary of Significant Accounting Policies

(a) Principles of Consolidation: The consolidated financial statements include the accounts of American International Group, Inc. and all significant subsidiaries (AIG). Some of AIG's foreign subsidiaries report on a fiscal year ending November 30. All material intercompany accounts and transactions have been eliminated.

      (b) Basis of Presentation: The accompanying financial statements have been prepared on the basis of generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain accounts have been reclassified in the 1996 and 1995 financial statements to conform to their 1997 presentation.

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

      Financial Services Operations: AIG participates in the derivatives dealer market conducting, primarily as principal, an interest rate, currency, equity and credit derivative products business. AIG also enters into structured transactions including long-dated forward foreign exchange contracts, option transactions, liquidity facilities and investment agreements and invests in a diversified portfolio of securities.

      AIG engages in market making and trading activities, as principal, in foreign exchange, interest rates and precious and base metals. AIG owns inventories in the commodities in which it trades and may reduce the exposure to market risk through the use of swaps, forwards, futures and option contracts.

      AIG, as lessor, leases flight equipment principally under operating leases. Accordingly, income is reported over the life of the lease as rentals become receivable under the provisions of the lease or, in the case of leases with varying payments, under the straight-line method over the noncancelable term of the lease. In certain cases, leases provide for additional amounts contingent on usage. AIG is also a remarketer of flight equipment for its own account and for airlines and financial institutions. AIG's revenues from such operations consist of net gains on sales of flight equipment and commissions.

      (c) Investments in Fixed Maturities and Equity Securities: Bonds and preferred stocks held to maturity, both of which are principally owned by the insurance subsidiaries, are carried at amortized cost where AIG has the ability and positive intent to hold these securities until maturity. Where AIG may not have the positive intent to hold these securities until maturity, those bonds are considered to be available for sale and carried at current market values. Interest income with respect to fixed maturity securities is accrued currently.

      Included in the bonds available for sale are collateralized mortgage obligations (CMOs). Premiums and discounts arising from the purchase of CMOs are treated as yield adjustments over their estimated life. Bond trading securities are carried at current market values, as it is AIG's intention to sell these securities in the near term. Common and non-redeemable

                             American International Group, Inc. and Subsidiaries
preferred stocks are carried at current market values. Dividend income is generally recognized when payable.

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

      (d) Mortgage Loans on Real Estate, Policy and Collateral Loans--net:
Mortgage loans on real estate, policy loans and collateral loans are carried at unpaid principal balances. Interest income on such loans is accrued currently.

      Impairment of mortgage loans on real estate and collateral loans is generally measured based on the present value of expected future cash flows discounted at the loan's effective interest rate subject to the fair value of underlying collateral. Interest income on such loans is recognized as cash is received.

      (e) Flight Equipment: Flight equipment is stated at cost. Major additions and modifications are capitalized. Normal maintenance and repairs, airframe and engine overhauls and compliance with return conditions of flight equipment on lease are provided by and paid for by the lessee. Under the provisions of most leases for certain airframe and engine overhauls, the lessee is reimbursed for costs incurred up to but not exceeding contingent rentals paid to AIG by the lessee. AIG provides a charge to income for such reimbursements based upon the expected reimbursements during the life of the lease. Depreciation and amortization are computed on the straight-line basis to a residual value of approximately 15 percent over the estimated useful lives of the related assets but not exceeding 25 years. This caption also includes deposits for aircraft to be purchased.

      At the time the assets are retired or disposed of, the cost and associated accumulated depreciation and amortization are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss.

      (f) Securities Available for Sale, at market value: These securities are held to meet long term investment objectives and are accounted for as available for sale, carried at current market values and recorded on a trade date basis. Unrealized gains and losses from valuing these securities and any related hedges are reflected in capital funds currently, net of any related deferred income taxes. When the underlying security is sold, the realized loss or gain resulting from the hedging derivative transaction is recognized in income in that same period as the realized gain or loss of the hedged security.

      (g) Trading Securities, at market value: Trading securities are held to meet short term investment objectives, including hedging securities. These securities are recorded on a trade date basis and carried at current market values. Unrealized gains and losses are reflected in income currently.

      (h) Spot Commodities, at market value: Spot commodities are carried at current market values and are recorded on a settlement date basis. The exposure to market risk may be reduced through the use of forwards, futures and option contracts. Unrealized gains and losses of both commodities and any derivative transactions are reflected in income currently.

      (i) Unrealized Gain and Unrealized Loss on Interest Rate and Currency Swaps, Options and Forward Transactions: Swaps, options and forward transactions are accounted for as contractual commitments recorded on a trade date basis and are carried at current market values or estimated fair values when market values are not available. Unrealized gains and losses are reflected in income currently. Estimated fair values are based on the use of valuation models that utilize, among other things, current interest, foreign exchange and volatility rates. These valuations represent an assessment of the present values of expected future cash flows of these transactions and may include reserves for market risk as deemed appropriate. The portfolio's discounted cash flows are evaluated with reference to current market conditions, maturities within the portfolio and other relevant factors. Based upon this evaluation, it is determined what offsetting transactions, if any, are necessary to reduce the market risk of the portfolio. AIG manages its market risk with a variety of transactions, including swaps, trading securities, futures contracts and other transactions as appropriate. Because of the limited liquidity of some of these instruments, the recorded values of these transactions may be different than the values that might be realized if AIG were to sell or close out the transactions prior to maturity. AIG believes that such differences are not significant to the results of operations, financial condition or liquidity.

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

      (l) Other Invested Assets: Other invested assets consist primarily of investments by AIG's insurance operations in joint ventures and partnerships and other investments not classified elsewhere herein. The joint ventures and partnerships are carried at equity or cost depending on the nature of the invested asset and the ownership percentage thereof. Other investments are carried at cost or market values depending upon the nature of the underlying assets. Unrealized gains and losses from the revaluation of those investments carried at market values are reflected in capital funds, net of any related deferred income taxes.

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

      (n) Investments in Partially-Owned Companies: The equity method of accounting is used for AIG's investment in companies in which AIG's ownership interest approximates twenty but is not greater than fifty percent (minority-owned companies). Equity in income of minority-owned insurance operations is presented separately in the consolidated statement of income. Equity in realized capital gains of such companies is included in other realized capital gains (losses). Equity in net income of other unconsolidated companies is principally included in other income (deductions)-net. At December 31, 1997, AIG's significant investments in partially-owned companies included its 49.0 percent interest in Transatlantic Holdings, Inc. (Transatlantic), which derives approximately 14 percent of its assumed reinsurance from AIG subsidiaries; its
19.9 percent interest in Richmond Insurance Company; its 23.9 percent interest in SELIC Holdings, Ltd; and its 24.4 percent interest in IPC Holdings, Ltd. This balance sheet caption also includes investments in less significant partially-owned companies and in certain minor majority-owned subsidiaries. At December 31, 1997, the market value of AIG's investment in Transatlantic exceeded its carrying value by approximately $519.5 million. The amount of dividends received from unconsolidated subsidiaries owned less than 50 percent were $29,978,000, $13,431,000 and $6,515,000 in 1997, 1996 and 1995
respectively. The undistributed earnings of unconsolidated subsidiaries owned less than 50 percent was $563,592,000 as of December 31, 1997.

      In January 1998, AIG purchased the 76.1 percent of the outstanding shares of SELIC Holdings, Ltd. (SELIC) which AIG did not own. Prior to the purchase of these shares, SELIC's operations were accounted for on an equity basis and presented as a component of equity in income of minority-owned insurance operations. Subsequent to the acquisition, SELIC will be consolidated as a component of general insurance operations.

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

      (r) Preferred Shareholders' Equity in Subsidiary Company: Preferred shareholders' equity in subsidiary company relates to outstanding market auction preferred stock of International Lease Finance Corporation (ILFC), a wholly owned subsidiary of AIG. Dividends on such preferred stock are accounted for as interest expense and included as minority interest in the consolidated statement of income.

      (s) Translation of Foreign Currencies: Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" (FASB 52). Under FASB 52, functional currency assets and liabilities are translated into U.S. dollars generally using current rates of exchange and the related translation adjustments are recorded as a separate component of capital funds net of any related taxes. Functional currencies are generally the currencies of the local operating environment. Income statement accounts expressed in

                             American International Group, Inc. and Subsidiaries
functional currencies are translated using average exchange rates. The adjustments resulting from translation of financial statements of foreign entities operating in highly inflationary economies are recorded in income. Exchange gains and losses resulting from foreign currency transactions are also recorded in income currently. The exchange gain or loss with respect to utilization of foreign exchange hedging instruments is recorded as a component of capital funds.

      (t) Income Taxes: Deferred federal and foreign income taxes are provided for temporary differences for the expected future tax consequences of events that have been recognized in AIG's financial statements or tax returns.

      (u) Earnings Per Share: Basic earnings per common share are based on the weighted average number of common shares outstanding, retroactively adjusted to reflect all stock dividends and stock splits. Diluted earnings per share are based on those shares used in basic earnings per share plus shares that would have been outstanding assuming issuance of common shares for all dilutive potential common shares outstanding, retroactively adjusted to reflect all stock dividends and stock splits.

      The computation of earnings per share for December 31, 1997, 1996 and 1995 was as follows:

(in thousands, except per share amounts)
--------------------------------------------------------------------------------
Years Ended December 31,                       1997          1996          1995
================================================================================
Numerator:
Net income applicable
  to common stock                        $3,332,335    $2,897,257    $2,510,383
================================================================================
Denominator:
Average outstanding shares used
  in the computation of per share
  earnings:
    Common stock issued                     759,124       759,126       759,128
    Common stock in treasury                (57,194)      (52,558)      (48,095)
--------------------------------------------------------------------------------
Average outstanding shares-basic            701,930       706,568       711,033
================================================================================
  Stock options (treasury stock method)       3,025         2,716         2,452
  Stock purchase plan                            29            32            27
--------------------------------------------------------------------------------
Average outstanding shares-diluted          704,984       709,316       713,512
================================================================================
Earnings per share:
Basic                                         $4.75         $4.10         $3.53
Diluted                                        4.73          4.08          3.52
================================================================================

      (v) Accounting Standards: In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FASB 125). This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfer of financial assets that are sales from transfers that are secured borrowings. FASB 125 was effective January 1, 1997.

      In December 1996, FASB issued Statement of Financial Accounting Standards No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" (FASB 127). FASB 127 delays the implementation of certain provisions of FASB 125 for one year. AIG has adopted all requirements of FASB 125 herein.

      In February 1997, FASB issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (FASB 128). This statement simplifies the existing computational guidelines, revises the disclosure requirements and increases earnings per share comparability on an international basis.

      AIG has adopted all requirements of FASB 128 herein and all prior period information has been restated.

      In February 1997, the Securities and Exchange Commission (SEC) issued Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments" (FRR No. 48).

      FRR No. 48 amends rules and forms for registrants and requires clarification and expansion of existing disclosures for derivative financial instruments, other financial instruments and derivative commodity instruments, as defined therein. The amendments require enhanced disclosure with respect to these derivative instruments in the footnotes to the financial statements. Additionally, the amendments expand existing disclosure requirements to include quantitative and qualitative discussions with respect to market risk inherent in market risk sensitive instruments such as equity and fixed maturity securities, as well as these derivative instruments. These amendments are designed to provide additional information about market risk sensitive instruments which investors can use to better understand and evaluate market risk exposures of registrants, including AIG. FRR No. 48 has been adopted herein.

      In June 1997, FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (FASB 130) and Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" (FASB 131).

      FASB 130 establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. FASB 130 is effective for AIG as of January 1, 1998. FASB 130 will have no impact on AIG's results of operations, financial condition or liquidity.

      FASB 131 establishes standards for the way AIG is required to disclose information about its operating segments in its annual financial statements and selected information in its interim financial statements. FASB 131 establishes, where practicable, standards with respect to geographic areas, among other things. Certain descriptive information is also required. FASB 131 is effective for the year ended December 31, 1998.

2. Foreign Operations

Certain subsidiaries operate solely outside of the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written and/or investment and non-insurance related operations are located. In addition, certain of AIG's domestic subsidiaries have branch and/or subsidiary operations and substantial assets and liabilities in foreign countries. Certain countries have restrictions on the conversions of funds which generally cause a delay in the outward remittance of such funds. Approximately 36 percent and 38 percent of consolidated assets at December 31, 1997 and 1996, respectively, and 54 percent of revenues for each of the years ended December 31, 1997, 1996 and 1995, respectively, were located in or derived from foreign countries (other than Canada). (See Note 17.)

3. Federal Income Taxes

(a) AIG and its domestic subsidiaries file a consolidated U.S. Federal income tax return. Revenue Agent's Reports assessing additional taxes for the years 1987, 1988, 1989 and 1990 have been issued and Letters of Protest contesting the assessments have been filed with the Internal Revenue Service. It is management's belief that there are substantial arguments in support of the positions taken by AIG in its Letters of Protest. Management also believes that the final result of these examinations will be immaterial to the financial statements.

      Foreign income not expected to be taxed in the United States has arisen because AIG's foreign subsidiaries were generally not subject to U.S. income taxes on income earned prior to January 1, 1987. Such income would become subject to U.S. income taxes at current tax rates if remitted to the United States or if other events occur which would make these amounts currently taxable. The cumulative amount of translated undistributed earnings of AIG's foreign subsidiaries currently not subject to U.S. income taxes was approximately $2.9 billion at December 31, 1997. Management presently has not subjected and has no intention of subjecting these accumulated earnings to material U.S. income taxes and no provision has been made in the accompanying financial statements for such taxes.

      (b) The U.S. Federal income tax rate is 35 percent for 1997, 1996 and 1995. Actual tax expense on income differs from the "expected" amount computed by applying the Federal income tax rate because of the following:

(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                     1997                       1996                         1995
                                                  -------------------------  --------------------------  ---------------------------
                                                                   Percent                     Percent                      Percent
                                                                of pre-tax                  of pre-tax                   of pre-tax
                                                      Amount        income         Amount       income         Amount        income
====================================================================================================================================
"Expected" tax expense                            $1,644,614          35.0%  $1,404,627           35.0%  $1,213,059            35.0%
Adjustments:
  Tax exempt interest                               (286,824)         (6.1)    (278,545)          (6.9)    (274,090)           (7.9)
  Dividends received deduction                       (14,812)         (0.3)     (23,790)          (0.6)     (18,583)           (0.5)
  State income taxes                                  30,668           0.7       46,925            1.2       48,579             1.4
  Foreign income not expected to be
    taxed in the U.S., less foreign
    income taxes                                     (21,602)         (0.5)      (6,619)          (0.2)      (5,010)           (0.1)
  Other                                               14,519           0.3      (26,633)          (0.7)      (8,455)           (0.3)
------------------------------------------------------------------------------------------------------------------------------------
Actual tax expense                                $1,366,563          29.1%  $1,115,965           27.8%  $  955,500            27.6%
====================================================================================================================================
Foreign and domestic components of
  actual tax expense:
  Foreign:
    Current                                       $  316,738                 $  391,791                  $  341,998
    Deferred                                          74,952                     (1,333)                     45,685
  Domestic*:
    Current                                          956,701                    679,077                     683,776
    Deferred                                          18,172                     46,430                    (115,959)
------------------------------------------------------------------------------------------------------------------------------------
Total                                             $1,366,563                 $1,115,965                  $  955,500
====================================================================================================================================

*     Including U.S. tax on foreign income.

                             American International Group, Inc. and Subsidiaries

(c) The components of the net deferred tax liability as of December 31, 1997 and December 31, 1996 were as follows:

(in thousands)
--------------------------------------------------------------------------------
                                                             1997           1996
================================================================================
Deferred tax assets:
  Loss reserve discount                                $1,234,502     $1,236,858
  Unearned premium reserve reduction                      322,332        312,819
  Accruals not currently deductible                       505,376        385,892
  Adjustment to life policy reserves                      650,032        638,702
  Cumulative translation adjustment                       115,926         50,152
  Other                                                    17,665          9,122
--------------------------------------------------------------------------------
                                                        2,845,833      2,633,545
--------------------------------------------------------------------------------
Deferred tax liabilities:
  Deferred policy acquisition costs                     1,386,970      1,338,501
  Financial service products
    mark to market differential                           144,229        153,265
  Depreciation of flight equipment                        942,861        819,375
  Acquisition net asset basis adjustments                 118,839        175,698
  Unrealized appreciation of investments                  592,860        681,705
  Other                                                   130,780         51,704
--------------------------------------------------------------------------------
                                                        3,316,539      3,220,248
--------------------------------------------------------------------------------
Net deferred tax liability                             $  470,706     $  586,703
================================================================================

4. Deferred Policy Acquisition Costs

The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to income for general and life insurance operations, excluding certain amounts deferred and amortized in the same period:

(in thousands)
--------------------------------------------------------------------------------
Years Ended December 31,                       1997          1996          1995
================================================================================
General insurance operations:
  Balance at beginning of year           $1,415,849    $1,289,788    $1,179,494
--------------------------------------------------------------------------------
  Acquisition costs deferred
    Commissions                             592,193       591,708       570,180
    Other                                   845,169       714,491       648,154
--------------------------------------------------------------------------------
                                          1,437,362     1,306,199     1,218,334
--------------------------------------------------------------------------------
  Amortization charged to income
    Commissions                             552,493       557,092       590,415
    Other                                   663,507       623,046       517,625
--------------------------------------------------------------------------------
                                          1,216,000     1,180,138     1,108,040
--------------------------------------------------------------------------------
  Balance at end of year                 $1,637,211    $1,415,849    $1,289,788
================================================================================
Life insurance operations:
  Balance at beginning of year           $5,055,508    $4,477,785    $3,952,751
--------------------------------------------------------------------------------
  Acquisition costs deferred
    Commissions                             930,930       941,491       819,596
    Other                                   402,323       400,319       387,438
--------------------------------------------------------------------------------
                                          1,333,253     1,341,810     1,207,034
--------------------------------------------------------------------------------
  Amortization charged to income
    Commissions                             411,416       426,569       426,456
    Other                                   220,047       201,145       194,031
--------------------------------------------------------------------------------
                                            631,463       627,714       620,487
--------------------------------------------------------------------------------
  Decrease due to foreign exchange         (802,003)     (136,373)      (61,513)
--------------------------------------------------------------------------------
  Balance at end of year                 $4,955,295    $5,055,508    $4,477,785
================================================================================
Total deferred policy acquisition costs  $6,592,506    $6,471,357    $5,767,573
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

      General insurance premiums written and earned were comprised of the following:

(in thousands)
------------------------------------------------------------------
Years Ended December 31,                   Written         Earned
==================================================================
1997
Gross premiums                         $18,742,055    $17,565,566
Ceded premiums                          (5,334,526)    (5,144,526)
------------------------------------------------------------------
Net premiums                           $13,407,529    $12,421,040
==================================================================
1996
Gross premiums                         $18,319,132    $17,579,868
Ceded premiums                          (5,627,453)    (5,725,053)
------------------------------------------------------------------
Net premiums                           $12,691,679    $11,854,815
==================================================================
1995
Gross premiums                         $17,895,120    $17,243,829
Ceded premiums                          (6,002,098)    (5,838,098)
------------------------------------------------------------------
Net premiums                           $11,893,022    $11,405,731
==================================================================

      In the normal course of their operations, certain AIG subsidiaries are provided reinsurance coverages from AIG's minority-owned reinsurance companies. During 1997, 1996 and 1995, the premiums written which were ceded to Transatlantic amounted to $182,000,000, $232,000,000 and $189,000,000, respectively.

      For the years ended December 31, 1997, 1996 and 1995, reinsurance recoveries, which reduced loss and loss expenses incurred, amounted to $4.59 billion, $5.07 billion and $5.14 billion, respectively.

      Life insurance net premium income was comprised of the following:

(in thousands)
--------------------------------------------------------------------------------
Years Ended December 31,               1997              1996              1995
================================================================================
Gross premium income           $ 10,211,778      $  9,239,388      $  8,245,422
Ceded premiums                     (286,139)         (261,142)         (207,272)
--------------------------------------------------------------------------------
Net premium income             $  9,925,639      $  8,978,246      $  8,038,150
================================================================================

      Life insurance recoveries, which reduced death and other benefits, approximated $136.5 million, $113.5 million and $111.4 million, respectively, for the years ended December 31, 1997, 1996 and 1995.

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

      Life insurance ceded to other insurance companies was as follows:

(in thousands)
--------------------------------------------------------------------------------
Years Ended December 31,                    1997            1996            1995
================================================================================
Life insurance in-force              $50,924,412     $44,691,358     $37,148,984
================================================================================

      Life insurance assumed represented 0.3 percent of gross life insurance in-force at December 31, 1997, 0.2 percent for 1996 and 0.1 percent for 1995, and life insurance premium income assumed represented 0.1 percent of gross premium income for each of the periods ended December 31, 1997, 1996 and 1995.

      Supplemental information for gross loss and benefit reserves net of ceded reinsurance at December 31, 1997 and 1996 follows:

(in thousands)
--------------------------------------------------------------------------------
                                                             As          Net of
                                                       Reported     Reinsurance
================================================================================
December 31, 1997
Reserve for losses and loss expenses               $(33,400,160)   $(21,171,460)
Future policy benefits for life and accident
  and health insurance contracts                    (24,502,005)    (24,374,505)
Premiums and insurance balances
  receivable-net                                     10,282,987      12,306,351
Funds held under reinsurance treaties                        --          80,857
Reserve for unearned premiums                        (8,739,006)     (7,088,906)
Reinsurance assets                                   16,110,521              --
================================================================================
December 31, 1996
Reserve for losses and loss expenses               $(33,429,807)   $(20,407,307)
Future policy benefits for life and accident
  and health insurance contracts                    (24,002,860)    (23,858,860)
Premiums and insurance balances
  receivable-net                                      9,617,061      11,442,791
Funds held under reinsurance treaties                        --          74,236
Reserve for unearned premiums                        (7,598,928)     (6,138,828)
Reinsurance assets                                   16,526,566              --
================================================================================

6. Reserve for Losses and Loss Expenses and Future Life Policy Benefits and Policyholders' Contract Deposits

(a) The following analysis provides a reconciliation of the activity in the reserve for losses and loss expenses:

(in thousands)
--------------------------------------------------------------------------------
Years Ended December 31,                     1997           1996           1995
================================================================================
At beginning of year:
  Reserve for losses and
    loss expenses                    $ 33,429,800   $ 33,046,700   $ 31,435,400
  Reinsurance recoverable             (13,022,500)   (13,353,900)   (13,016,500)
--------------------------------------------------------------------------------
                                       20,407,300     19,692,800     18,418,900
--------------------------------------------------------------------------------
Losses and loss expenses incurred:
  Current year                          9,732,600      9,272,400      8,935,400
  Prior year                             (376,400)      (276,000)      (275,600)
--------------------------------------------------------------------------------
Total                                   9,356,200      8,996,400      8,659,800
================================================================================
Losses and loss expenses paid:
  Current year                          2,976,300      3,000,500      2,610,900
  Prior year                            5,615,700      5,281,400      4,775,000
--------------------------------------------------------------------------------
Total                                   8,592,000      8,281,900      7,385,900
================================================================================
At end of year:
  Net reserve for losses and
    loss expenses                      21,171,500     20,407,300     19,692,800
  Reinsurance recoverable              12,228,700     13,022,500     13,353,900
--------------------------------------------------------------------------------
Total                                $ 33,400,200   $ 33,429,800   $ 33,046,700
================================================================================

                             American International Group, Inc. and Subsidiaries

6. Reserve for Losses and Loss Expenses and Future Life Policy Benefits and Policyholders' Contract Deposits (continued)

      (b) The analysis of the future policy benefits and policyholders' contract deposits liabilities as at December 31, 1997 and 1996 follows:

(in thousands)
--------------------------------------------------------------------------------
                                                             1997          1996
================================================================================
Future policy benefits:
  Long duration contracts                             $23,917,835   $23,382,945
  Short duration contracts                                584,170       619,915
--------------------------------------------------------------------------------
Total                                                 $24,502,005   $24,002,860
================================================================================
Policyholders' contract deposits:
  Annuities                                           $ 4,758,872   $ 4,138,141
  Guaranteed investments contracts (GICs)               2,676,447     2,329,558
  Corporate-owned life insurance                        1,967,060     2,323,788
  Universal life                                          540,352       480,720
  Other investment contracts                              380,381       531,202
--------------------------------------------------------------------------------
Total                                                 $10,323,112   $ 9,803,409
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

      (ii) Mortality and surrender rates are based upon actual experience by geographical area modified to allow for variations in policy form. The weighted average lapse rate, including surrenders, for individual and group life approximated 7.1 percent.

      (iii) The portions of current and prior net income and of current unrealized appreciation of investments that can inure to the benefit of AIG are restricted in some cases by the insurance contracts and by the local insurance regulations of the countries in which the policies are in force.

      (iv) Participating life business represented approximately 30 percent of the gross insurance in-force at December 31, 1997 and 49 percent of gross premium income in 1997. The amount of dividends to be paid is determined annually by the Boards of Directors. Anticipated dividends are considered as a planned contractual benefit in computing the value of future policy benefits and are provided ratably over the premium-paying period of the contracts.

      (d) The liability for policyholders' contract deposits has been established based on the following assumptions:

      (i) Interest rates credited on deferred annuities vary by year of issuance and range from 3.0 percent to 8.0 percent. Credited interest rate guarantees are generally for a period of one year. Withdrawal charges generally range from 3.0 percent to 10.0 percent grading to zero over a period of 5 to 10 years.

      (ii) Domestically, GICs have market value withdrawal provisions for any funds withdrawn other than benefit responsive payments. Interest rates credited generally range from 4.7 percent to 8.1 percent and maturities range from 3 to 20 years. Overseas, primarily in the United Kingdom, GIC type contracts are credited at rates ranging from 5.0 percent to 6.6 percent with guarantees generally being one year. Contracts in other foreign locations have interest rates, maturities and withdrawal charges based upon local economic and regulatory conditions.

      (iii) Interest rates on corporate-owned life insurance business are guaranteed at 4.0 percent and the weighted average rate credited in 1997 was 7.7 percent.

      (iv) The universal life funds have credited interest rates of 4.5 percent to 7.5 percent and guarantees ranging from 3.5 percent to 5.5 percent depending on the year of issue. Additionally, universal life funds are subject to surrender charges that amount to 11.0 percent of the fund balance grading to zero over a period not longer than 20 years.

      (e) Experience adjustments, relating to future policy benefits and policyholders' contract deposits, vary according to the type of contract and the territory in which the policy is in force. In general terms, investments, mortality and morbidity results may be passed through by experience credits or as an adjustment to the premium mechanism, subject to local regulatory guidance.

7. Statutory Financial Data

Statutory surplus and net income for general insurance and life insurance operations as reported to regulatory authorities were as follows:

(in thousands)
--------------------------------------------------------------------------------
Years Ended December 31,                  1997             1996             1995
================================================================================
Statutory surplus:
  General insurance                $14,071,326      $12,311,358      $11,142,956
  Life insurance                     5,535,236        5,541,910        4,788,833
Statutory net income*:
  General insurance                  2,041,050        1,727,286        1,499,345
  Life insurance                     1,099,632          851,382          681,189
================================================================================

*     Includes net realized capital gains and losses.

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

8. Investment Information

(a) Statutory Deposits: Cash and securities with carrying values of $3.86 billion and $3.94 billion were deposited by AIG's subsidiaries under requirements of regulatory authorities as of December 31, 1997 and 1996, respectively.

      (b) Net Investment Income: An analysis of the net investment income from the general and life insurance operations follows:

(in thousands)
--------------------------------------------------------------------------------
Years Ended December 31,                        1997          1996          1995
================================================================================
General insurance:
  Fixed maturities                        $1,489,997    $1,391,674    $1,323,321
  Equity securities                           55,150        75,265        53,059
  Short-term investments                      39,885        40,444        46,378
  Other (net of interest
    expense on funds held)                   336,729       253,032       199,563
--------------------------------------------------------------------------------
  Total investment income                  1,921,761     1,760,415     1,622,321
  Investment expenses                         68,238        69,617        74,749
--------------------------------------------------------------------------------
Net investment income                     $1,853,523    $1,690,798    $1,547,572
================================================================================
Life insurance:
  Fixed maturities                        $2,031,157    $1,773,211    $1,517,990
  Equity securities                           63,608        86,850        70,794
  Short-term investments                      70,421        62,268        67,218
  Interest on mortgage, policy
    and collateral loans                     538,947       678,476       605,251
  Other                                      309,456       193,614       105,119
--------------------------------------------------------------------------------
  Total investment income                  3,013,589     2,794,419     2,366,372
  Investment expenses                        117,120       118,538       101,467
--------------------------------------------------------------------------------
Net investment income                     $2,896,469    $2,675,881    $2,264,905
================================================================================

      (c) Investment Gains and Losses: The realized capital gains (losses) and increase (decrease) in unrealized appreciation of investments for 1997, 1996 and 1995 were as follows:

(in thousands)
--------------------------------------------------------------------------------
Years Ended December 31,                     1997           1996           1995
================================================================================
Realized capital gains (losses)
  on investments:
    Fixed maturities (a)              $    85,763    $   (32,600)   $    54,293
    Equity securities                     125,431        156,839         69,639
    Other                                 (92,679)       (36,248)       (52,098)
--------------------------------------------------------------------------------
Realized capital gains                $   118,515    $    87,991    $    71,834
================================================================================
Increase (decrease) in unrealized
  appreciation of investments:
    Fixed maturities                  $   227,627    $  (227,491)   $ 1,905,315
    Equity securities                    (422,962)       266,648        335,006
    Other (b)                              78,354        (30,285)      (430,956)
--------------------------------------------------------------------------------
Increase (decrease) in unrealized
  appreciation                        $  (116,981)   $     8,872    $ 1,809,365
================================================================================

(a) The realized gains (losses) resulted from the sale of available for sale fixed maturities.
(b) Includes $157.5 million decrease, $51.2 million increase and $480.9 million increase in unrealized appreciation attributable to participating policyholders at December 31, 1997, 1996 and 1995, respectively.

      The gross gains and gross losses realized on the disposition of available for sale securities for 1997, 1996 and 1995 follow:

(in thousands)
--------------------------------------------------------------------------------
                                                              Gross        Gross
                                                           Realized     Realized
                                                              Gains       Losses
================================================================================
1997
Bonds                                                      $ 78,549     $ 72,290
Common stocks                                               535,657      413,135
Preferred stocks                                              3,267          358
Financial services securities available for sale              6,223        1,761
--------------------------------------------------------------------------------
Total                                                      $623,696     $487,544
================================================================================
1996
Bonds                                                      $ 55,031     $ 80,337
Common stocks                                               353,865      200,837
Preferred stocks                                              4,304          493
Financial services securities available for sale              6,668          932
--------------------------------------------------------------------------------
Total                                                      $419,868     $282,599
================================================================================
1995
Bonds                                                      $ 60,205     $ 42,633
Common stocks                                               276,036      215,162
Preferred stocks                                             10,189        1,510
Financial services securities available for sale              8,244          799
--------------------------------------------------------------------------------
Total                                                      $354,674     $260,104
================================================================================

      (d) Market Value of Fixed Maturities and Unrealized Appreciation of
Investments: At December 31, 1997 and 1996, the balance of the unrealized appreciation of investments in equity securities (before applicable taxes) included gross gains of approximately $1,847,900,000 and $1,683,000,000 and gross losses of approximately $1,263,700,000 and $675,800,000, respectively.

      The deferred tax payable related to the net unrealized appreciation of investments was $592,860,000 at December 31, 1997 and $681,705,000 at December 31, 1996.

                             American International Group, Inc. and Subsidiaries

      The amortized cost and estimated market value of investments in fixed maturities carried at amortized cost at December 31, 1997 and 1996 were as follows:

(in thousands)
--------------------------------------------------------------------------------
                                               Gross         Gross     Estimated
                             Amortized    Unrealized    Unrealized        Market
                                  Cost         Gains        Losses         Value
================================================================================
1997
Fixed maturities held to
  maturity:
  Bonds:
   U.S. Government (a)     $     8,644   $       867   $         4   $     9,507
   States (b)               12,521,540       835,821         1,332    13,356,029
   Foreign governments             131            36            --           167
   All other corporate              --            --            --            --
--------------------------------------------------------------------------------
Total bonds                 12,530,315       836,724         1,336    13,365,703
Preferred stocks               239,331       291,618           244       530,705
--------------------------------------------------------------------------------
Total fixed maturities     $12,769,646   $ 1,128,342   $     1,580   $13,896,408
================================================================================
1996
Fixed maturities held to
  maturity:
  Bonds:
   U.S. Government (a)     $     5,500   $       368   $        57   $     5,811
   States (b)               12,251,042       613,340         7,279    12,857,103
   Foreign governments             937             2            --           939
   All other corporate           1,499             5            --         1,504
--------------------------------------------------------------------------------
Total bonds                 12,258,978       613,715         7,336    12,865,357
Preferred stocks               477,247       114,088           244       591,091
--------------------------------------------------------------------------------
Total fixed maturities     $12,736,225   $   727,803   $     7,580   $13,456,448
================================================================================

(a)   Including U.S. Government agencies and authorities.
(b)   Including municipalities and political subdivisions.

      The amortized cost and estimated market value of bonds available for sale and carried at market value at December 31, 1997 and 1996 were as follows:

(in thousands)
--------------------------------------------------------------------------------

                                                  Gross       Gross    Estimated
                                 Amortized   Unrealized  Unrealized       Market
                                      Cost        Gains      Losses        Value
================================================================================
1997
Fixed maturities available
  for sale:
  Bonds:
   U.S. Government (a)         $ 1,253,526  $   117,215  $      546  $ 1,370,195
   States (b)                    5,870,181      332,673       2,157    6,200,697
   Foreign governments           8,311,342      373,808     104,534    8,580,616
   All other corporate          21,133,311      904,520     111,547   21,926,284
--------------------------------------------------------------------------------
Total bonds                    $36,568,360  $ 1,728,216  $  218,784  $38,077,792
================================================================================
1996
Fixed maturities available
  for sale:
  Bonds:
   U.S. Government(a)          $ 1,520,202  $    74,112  $   24,023  $ 1,570,291
   States(b)                     5,430,777      216,421      13,046    5,634,152
   Foreign governments           8,487,838      402,373       4,722    8,885,489
   All other corporate          18,804,310      681,513      50,823   19,435,000
--------------------------------------------------------------------------------
Total bonds                    $34,243,127  $ 1,374,419  $   92,614  $35,524,932
================================================================================

(a)   Including U.S. Government agencies and authorities.
(b)   Including municipalities and political subdivisions.

      The amortized cost and estimated market values of fixed maturities held to maturity and fixed maturities available for sale at December 31, 1997, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

(in thousands)
--------------------------------------------------------------------------------
                                                                       Estimated
                                                       Amortized          Market
                                                            Cost           Value
================================================================================
Fixed maturities held to maturity:
Due in one year or less                              $   944,201     $   990,751
Due after one year through five years                  1,487,542       1,739,065
Due after five years through ten years                 2,506,819       2,805,494
Due after ten years                                    7,831,084       8,361,098
--------------------------------------------------------------------------------
Total held to maturity                               $12,769,646     $13,896,408
================================================================================
Fixed maturities available for sale:
Due in one year or less                              $ 2,926,040     $ 2,970,054
Due after one year through five years                 12,618,805      13,179,692
Due after five years through ten years                12,278,298      12,851,431
Due after ten years                                    8,745,217       9,076,615
--------------------------------------------------------------------------------
Total available for sale                             $36,568,360     $38,077,792
================================================================================

      (e) Securities Available for Sale: AIGFP follows a policy of minimizing interest rate, equity and currency risks associated with securities available for sale by entering into swap or other transactions. In addition, to reduce its credit risk, AIGFP has entered into credit derivative transactions with respect to $444.0 million of securities available for sale. At December 31, 1997, the cumulative increase in carrying value of the securities available for sale and related hedges as a result of marking to market such securities net of hedging transactions was $73,000.

      The amortized cost, related hedges and estimated market value of securities available for sale and carried at market value at December 31, 1997 and 1996 were as follows:

(in thousands)
-------------------------------------------------------------------------------------------------------
                                                                               Unrealized
                                                                                    Gains
                                                        Gross        Gross (Losses) - net     Estimated
                                       Amortized   Unrealized   Unrealized     on Hedging        Market
                                            Cost        Gains       Losses   Transactions         Value
=======================================================================================================
1997
Securities available for sale:
    Corporate and bank debt           $5,202,798   $   45,144   $   36,881     $  (10,314)   $5,200,747
    Foreign government obligations       337,592        1,577       29,603         28,814       338,380
    Asset-backed and collateralized    2,343,883       34,314       15,622        (17,663)    2,344,912
    Preferred stocks                     675,221           84        1,496          1,715       675,524
    U.S. Government obligations          585,750       11,679           --        (11,675)      585,754
-------------------------------------------------------------------------------------------------------
Total                                 $9,145,244   $   92,798   $   83,602     $   (9,123)   $9,145,317
=======================================================================================================
1996
Securities available for sale:
    Corporate and bank debt           $4,800,081   $   69,294   $   20,140     $  (45,385)   $4,803,850
    Foreign government obligations     2,252,477      159,484       64,710        (88,683)    2,258,568
    Asset-backed and collateralized    1,666,894       54,754        4,043        (50,268)    1,667,337
    Preferred stocks                     553,050        2,947        2,719            (30)      553,248
    U.S. Government obligations          503,203        1,877        2,865            691       502,906
-------------------------------------------------------------------------------------------------------
Total                                 $9,775,705   $  288,356   $   94,477     $ (183,675)   $9,785,909
=======================================================================================================

      The amortized cost and estimated market values of securities available for sale at December 31, 1997, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

(in thousands)
--------------------------------------------------------------------------------
                                                                       Estimated
                                                       Amortized          Market
                                                            Cost           Value
================================================================================
Securities available for sale:
Due in one year or less                               $2,237,014      $2,237,403
Due after one year through five years                  2,769,777       2,769,920
Due after five years through ten years                 1,062,662       1,060,973
Due after ten years                                      731,908         732,109
Asset-backed and collateralized                        2,343,883       2,344,912
--------------------------------------------------------------------------------
Total available for sale                              $9,145,244      $9,145,317
================================================================================

      No securities available for sale were below investment grade at December 31, 1997.

      (f) CMOs: At December 31, 1997, CMOs, held by AIG's life companies, were presented as a component of bonds available for sale, at market value. All of the CMOs were investment grade and approximately 59 percent of the CMOs were backed by various U.S. government agencies. The remaining 41 percent were corporate issuances.

      At December 31, 1997 and 1996, the market value of the CMO portfolio was $2.58 billion and $2.24 billion, respectively; the amortized cost was approximately $2.47 billion in 1997 and $2.18 billion in 1996. AIG's CMO portfolio is readily marketable. There were no derivative (high risk) CMO securities contained in this portfolio at December 31, 1997 and 1996.

      The distribution of the CMOs at December 31, 1997 and 1996 was as follows:

--------------------------------------------------------------------------------
                                                            1997           1996
================================================================================
GNMA                                                     20%                 25%
FHLMC                                                    19                  23
FNMA                                                     16                  20
VA                                                        4                   4
Other                                                    41                  28
--------------------------------------------------------------------------------
                                                        100%                100%
================================================================================

      At December 31, 1997, the gross weighted average coupon of this portfolio was 7.5 percent. The gross weighted average life of this portfolio was 5.8 years.

      (g) Fixed Maturities Below Investment Grade: At December 31, 1997, fixed maturities held by AIG that were below investment grade or not rated totaled $4.32 billion.

      (h) At December 31, 1997, non-income producing invested assets were insignificant.

                             American International Group, Inc. and Subsidiaries

9. Debt Outstanding

At December 31, 1997, AIG's debt outstanding of $25.26 billion, shown below, included borrowings of $22.28 billion which were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements
(GIAs) or matched notes and bonds payable.

(in thousands)
================================================================================
Borrowings under Obligations of
  GIAs -- AIGFP                                                      $ 8,000,326
--------------------------------------------------------------------------------
Commercial Paper:
  AIG Funding Inc. (Funding)                                             307,997
  ILFC (a)                                                             2,208,167
  A.I. Credit Corp. (AICCO)                                              833,647
  Universal Finance Company (UFC) (a)                                     25,096
--------------------------------------------------------------------------------
  Total                                                                3,374,907
--------------------------------------------------------------------------------
Medium Term Notes:
  ILFC (a)                                                             2,896,865
  AIG                                                                    248,225
--------------------------------------------------------------------------------
  Total                                                                3,145,090
--------------------------------------------------------------------------------
Notes and Bonds Payable:
  ILFC (a)                                                             3,950,000
  AIGFP                                                                4,858,706
  AIG: Lire bonds                                                        159,067
       Zero coupon notes                                                  91,179
--------------------------------------------------------------------------------
  Total                                                                9,058,952
--------------------------------------------------------------------------------
Loans and Mortgages Payable:
  ILFC (a) (b)                                                           903,320
  SPC Credit Limited (a)                                                 538,988
  AIG                                                                    239,062
--------------------------------------------------------------------------------
  Total                                                                1,681,370
--------------------------------------------------------------------------------
Total Borrowings                                                      25,260,645
--------------------------------------------------------------------------------
Borrowings not guaranteed by AIG                                      10,522,436
Matched GIA borrowings                                                 8,000,326
Matched notes and bonds payable -- AIGFP                               3,754,420
--------------------------------------------------------------------------------
                                                                      22,277,182
--------------------------------------------------------------------------------
Remaining borrowings of AIG                                          $ 2,983,463
================================================================================

(a)   AIG does not guarantee or support these borrowings.
(b)   Capital lease obligations.

      (a) Commercial Paper: At December 31, 1997, the commercial paper issued and outstanding was as follows:

(dollars in thousands)
--------------------------------------------------------------------------------
                                                            Weighted
                            Net                              Average    Weighted
                           Book  Unamortized         Face   Interest     Average
                          Value     Discount       Amount       Rate    Maturity
================================================================================
Funding              $  307,997   $    1,061   $  309,058       5.86%    22 days
ILFC                  2,208,167       17,434    2,225,601       5.88     66 days
AICCO                   833,647        1,637      835,284       5.74     14 days
UFC*                     25,096          883       25,979       7.90    176 days
--------------------------------------------------------------------------------
Total                $3,374,907   $   21,015   $3,395,922         --          --
================================================================================

* Issued in Taiwan N.T. dollars at prevailing local interest rates.

      Commercial paper issued by Funding is guaranteed by AIG. AIG has entered into an agreement in support of AICCO's commercial paper. AIG does not guarantee ILFC's or UFC's commercial paper.

      (b) Borrowings under Obligations of Guaranteed Investment Agreements:
Borrowings under obligations of guaranteed investment agreements, which are guaranteed by AIG, are recorded at the amount outstanding under each contract. Obligations may be called at various times prior to maturity at the option of the counterparty. Interest rates on these borrowings are primarily fixed and range up to 9.8 percent.

      Payments due under these investment agreements in each of the next five years ending December 31, and the periods thereafter based on the earliest call dates, were as follows:

(in thousands)
--------------------------------------------------------------------------------
                                                                       Principal
                                                                          Amount
================================================================================
1998                                                                  $4,022,565
1999                                                                     881,114
2000                                                                     229,157
2001                                                                      55,776
2002                                                                      52,752
Remaining years after 2002                                             2,758,962
--------------------------------------------------------------------------------
Total                                                                 $8,000,326
================================================================================

      At December 31, 1997, the market value of securities pledged as collateral with respect to these obligations approximated $757.9 million.

      Funds received from GIA borrowings are invested in a diversified portfolio of securities and derivative transactions.

      (c) Medium Term Notes Payable:

      (i) Medium Term Notes Payable Issued by AIG: AIG's Medium Term Notes are unsecured obligations which normally may not be redeemed by AIG prior to maturity and bear interest at either fixed rates set by AIG at issuance or variable rates determined by reference to an interest rate or other formula.

      An analysis of the Medium Term Notes for the year ended December 31, 1997 was as follows:

(in thousands)
--------------------------------------------------------------------------------
Medium Term
Note Series:                                           B           E       Total
================================================================================
Balance December 31, 1996                        $40,000    $100,000   $ 140,000
Issued during year                                    --     108,225     108,225
--------------------------------------------------------------------------------
Balance December 31, 1997                        $40,000    $208,225    $248,225
================================================================================

      The interest rates on this debt range from 2.25 percent to 8.12 percent. To the extent deemed appropriate, AIG may enter into swap transactions to reduce its effective borrowing rates with respect to these notes.

      During 1997, AIG issued $100 million principal amount of equity-linked Medium Term Notes due July 30, 2004. These notes accrue interest at the rate of
2.25 percent and the total return on these notes is linked to the appreciation in market value of AIG's common stock. The notes may be redeemed, at the option of AIG, as a whole but not in part, at any time on or after July 30, 2000. In conjunction with the issuance of these notes, AIG entered into a series of swap transactions which effectively converted its interest expense to a fixed rate of 5.87 percent and transferred the equity appreciation exposure to a third party.

      At December 31, 1997, the maturity schedule for AIG's outstanding Medium Term Notes was as follows:

(in thousands)
--------------------------------------------------------------------------------
                                                                       Principal
                                                                          Amount
================================================================================
1998                                                                    $ 40,000
1999                                                                     108,225
Remaining years after 2002                                               100,000
--------------------------------------------------------------------------------
Total                                                                   $248,225
================================================================================

      At December 31, 1997, AIG had $538.8 million principal amount of Term Notes registered and available for issuance from time to time.

      (ii) Medium Term Notes Payable Issued by ILFC: ILFC's Medium Term Notes are unsecured obligations which may not be redeemed by ILFC prior to maturity and bear interest at fixed rates set by ILFC at issuance.

      As of December 31, 1997, notes in aggregate principal amount of $2.90 billion were outstanding with maturity dates from 1998 to 2005 at interest rates ranging from 5.05 percent to 9.88 percent. These notes provide for a single principal payment at the maturity of each note.

      At December 31, 1997, the maturity schedule for ILFC's outstanding Medium Term Notes was as follows:

(in thousands)
--------------------------------------------------------------------------------
                                                                       Principal
                                                                          Amount
================================================================================
1998                                                                  $  768,115
1999                                                                     673,250
2000                                                                     967,500
2001                                                                     266,000
2002                                                                     116,000
Remaining years after 2002                                               106,000
--------------------------------------------------------------------------------
Total                                                                 $2,896,865
================================================================================

      (d) Notes and Bonds Payable:

      (i) Zero Coupon Notes: On October 1, 1984, AIG issued Eurodollar zero coupon notes in the aggregate principal amount at stated maturity of $750 million. The notes were offered at 12 percent of principal amount at stated maturity, bear no interest and are due August 15, 2004. The net proceeds to AIG from the issuance were $85.6 million. The notes are redeemable at any time in whole or in part at the option of AIG at 100 percent of their principal amount at stated maturity. The notes are also redeemable at the option of AIG or bearer notes may be redeemed at the option of the holder in the event of certain changes involving taxation in the United States at prices ranging from 47.39 percent currently, to 89.88 percent after August 15, 2003, of the principal amount at stated maturity together with accrued amortization of original issue discount from the preceding August 15. During 1997 and 1996, no notes were repurchased. At December 31, 1997, the notes outstanding had a face value of $189.2 million, an unamortized discount of $98.0 million and a net book value of $91.2 million. The amortization of the original issue discount was recorded as interest expense.

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

      As of December 31, 1997, notes in aggregate principal amount of $3.95 billion were outstanding with maturity dates from 1998 to 2004 and interest rates ranging from 5.50 percent to 8.88 percent. Term notes in the aggregate principal amount of $500 million are at floating interest rates and the remainder are at fixed rates. These notes provide for a single principal payment at maturity.

      At December 31, 1997, the maturity schedule for ILFC's Term Notes was as follows:

(in thousands)
--------------------------------------------------------------------------------
                                                                       Principal
                                                                          Amount
================================================================================
1998                                                                  $  950,000
1999                                                                   1,150,000
2000                                                                     900,000
2001                                                                     650,000
2002                                                                     200,000
Remaining years after 2002                                               100,000
--------------------------------------------------------------------------------
Total                                                                 $3,950,000
================================================================================

      AIG does not guarantee any of the debt obligations of ILFC.

                             American International Group, Inc. and Subsidiaries

      (iv) Notes and Bonds Payable Issued by AIGFP: At December 31, 1997, AIGFP's bonds outstanding, the proceeds of which are invested in a segregated portfolio of securities available for sale, were as follows:

(dollars in thousands)
--------------------------------------------------------------------------------
    Year of                                      Interest           U.S. Dollar
Issue   Maturity     Currency                       Rate         Carrying Value
================================================================================
1993        1999     French franc                   4.60%            $  514,800
1995        2000     Great Britain pound            5.88                384,900
1995        1998     Italian lire                   7.76                122,600
1996        2001     Great Britain pound            6.09                387,100
1996        1998     Italian lire                   6.60                326,700
1996        1998     New Zealand dollar             8.51                354,200
1997        2002     US dollar                      5.16                150,000
1997        1999     Irish punt                     6.20                158,200
1997        2020     US dollar                      8.75                356,200
1997        2000     Irish punt                     6.19                294,400
1997        2000     Irish punt                     5.96                147,600
1997        2002     New Zealand dollar             8.52                125,300
1997        1998     New Zealand dollar             9.43                117,100
1997        1998     Danish kroner                  3.46                 64,000
1997        2000     Great Britain pound            6.25                 84,300
1997        1998     Great Britain pound            6.23                 82,400
1997        2020     US dollar                      8.75                 90,000
1997        2020     US dollar                      8.75                 77,500
1997        2000     French franc                   3.68                 50,200
--------------------------------------------------------------------------------
Total                                                                $3,887,500
================================================================================

      AIGFP has also issued various credit linked notes maturing from 1998 through 2000. These notes have been issued to hedge certain credit risks in AIGFP's portfolio of securities available for sale. The notes are primarily U.S. dollar denominated and have U.S. dollar interest rates ranging from 5.3 percent to 7.0 percent. AIGFP's payment obligations under these notes would be reduced or eliminated upon the occurrence of a payment default or a bankruptcy event with respect to certain third party credit that is being hedged. At December 31, 1997, these notes had a U.S. dollar carrying value of $503.4 million. No obligations under these notes were reduced or eliminated during 1997.

      AIGFP is also obligated under various notes maturing from 1998 through 2026. The majority of these notes are denominated in U.S. dollars and bear interest at various interest rates. At December 31, 1997, these notes had a U.S. dollar carrying value of $467.9 million.

      AIG guarantees all of AIGFP's debt.

      (e) Loans and Mortgages Payable: Loans and mortgages payable at December 31, 1997, consisted of the following:

(in thousands)
--------------------------------------------------------------------------------
                                     ILFC          SPC          AIG        Total
================================================================================
Uncollateralized
  loans payable                $       --   $  538,988   $  138,198   $  677,186
Collateralized loans and
  mortgages payable               903,320           --      100,864    1,004,184
--------------------------------------------------------------------------------
Total                          $  903,320   $  538,988   $  239,062   $1,681,370
================================================================================

      At December 31, 1997, ILFC's capital lease obligations were $903.3 million. Fixed interest rates with respect to these obligations range from 6.18 percent to 6.89 percent; variable rates are referenced to LIBOR. These obligations mature through 2005. The flight equipment associated with the capital lease obligations had a net book value of $1.15 billion.

      (f) Revolving Credit Facilities: AIG and Funding have entered into two syndicated revolving credit facilities (the Facilities) aggregating $1 billion. The Facilities consist of a $500 million 364 day revolving credit facility and a $500 million five year revolving credit facility. The Facilities can be used for general corporate purposes and also provide backup for AIG's commercial paper programs administered by Funding. There are currently no borrowings outstanding under either of the Facilities, nor were any borrowings outstanding as of December 31, 1997.

      (g) Interest Expense for All Indebtedness: Total interest expense for all indebtedness, net of capitalized interest, aggregated $1,704,083,000 in 1997, $1,491,318,000 in 1996 and $1,361,140,000 in 1995. Dividends on the preferred stock of ILFC are accounted for as interest expense and included as minority interest in the consolidated statement of income. The dividends for December 31, 1997, 1996 and 1995 were $16,348,000, $16,599,000 and $13,096,000, respectively.

10. Capital Funds

(a) At December 31, 1997, there were 6,000,000 shares of AIG's $5 par value serial preferred stock authorized, issuable in series.

      (b) AIG parent depends on its subsidiaries for cash flow in the form of loans, advances and dividends. AIG's insurance subsidiaries are subject to regulatory restrictions on the amount of dividends which can be remitted to AIG parent. These restrictions vary by state. For example, unless permitted by the New York Superintendent of Insurance, general insurance companies domiciled in New York may not pay dividends to shareholders which in any twelve month period exceed the lesser of 10 percent of the company's statutory policyholders' surplus or 100 percent of its "adjusted net investment income", as defined. Generally, less severe restrictions applicable to both general and life insurance companies exist in most of the other states in which AIG's insurance subsidiaries are domiciled. Certain foreign jurisdictions have restrictions which generally cause only a temporary delay in the remittance of dividends. There are also various local restrictions limiting cash loans and advances to AIG by its subsidiaries. Largely as a result of the restrictions, approximately 64 percent of consolidated capital funds were restricted from immediate transfer to AIG parent at December 31, 1997.

      (c) The common stock activity for the three years ended December 31, 1997 was as follows:

--------------------------------------------------------------------------------
                                            1997            1996           1995
================================================================================
Shares outstanding at
  beginning of year                  469,441,146     474,184,226    315,840,626
Acquired during year                  (4,657,254)     (5,384,672)      (236,443)
Issued under stock option
  and purchase plans                     986,289         540,768        517,844
Issued in connection with
  acquisition                              4,391         100,824             --
Stock split effected
  as stock dividend                  253,037,334              --    168,693,199
Other*                               (19,293,625)             --    (10,631,000)
--------------------------------------------------------------------------------
Shares outstanding at end of year    699,518,281     469,441,146    474,184,226
================================================================================

* Shares issued to AIG and subsidiaries as part of stock split effected as stock dividend.

      Common stock increased and retained earnings decreased $632.6 million as a result of a common stock split in the form of a 50 percent common stock dividend paid July 25, 1997.

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

      (a) Commitments to extend credit are agreements to lend subject to certain conditions. These commitments generally have fixed expiration dates or termination clauses and typically require payment of a fee. At December 31, 1997 and 1996, these commitments, made principally by AIG Capital Corp., approximated $92,400,000 and $95,200,000, respectively. AIG uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. AIG evaluates each counterparty's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by AIG upon extension of credit, is based on management's credit evaluation of the counterparty.

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

      AIGFP, as principal and for its own account, enters into interest rate, currency and equity swaps, swaptions and forward commitments. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. AIGFP typically becomes a principal in the exchange of interest payments between the parties and, therefore, may be exposed to loss, if counterparties default. Currency and equity swaps are similar to interest rate swaps, but may involve the exchange of principal amounts at the beginning and end of the transaction. At December 31, 1997, the notional principal amount of the sum of the swap pays and receives approximated $266.46 billion, primarily related to interest rate swaps of approximately $200.49 billion.

      The following tables provide the contractual and notional amounts of AIGFP's, AIGTG's and ILFC's derivatives transactions at December 31, 1997.

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

                             American International Group, Inc. and Subsidiaries

      The following table presents AIGFP's swaps and swaptions portfolio by maturity and type of derivative at December 31, 1997 and December 31, 1996:

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                         Remaining Life
                                               ---------------------------------------------------------
                                                        One    Two Through    Six Through      After Ten         Total         Total
                                                       Year     Five Years      Ten Years          Years          1997          1996
====================================================================================================================================
Interest rate, currency and equity/commodity
  swaps and swaptions:
Notional amount:
  Interest rate swaps                          $ 57,623,000   $ 85,484,000   $ 47,420,000   $  9,964,000  $200,491,000  $165,771,800
  Currency swaps                                  8,575,000     28,686,000     12,527,000      4,960,000    54,748,000    39,182,900
  Swaptions and equity swaps                        857,000      4,734,000      4,129,000      1,497,000    11,217,000     5,721,300
------------------------------------------------------------------------------------------------------------------------------------
Total                                          $ 67,055,000   $118,904,000   $ 64,076,000   $ 16,421,000  $266,456,000  $210,676,000
====================================================================================================================================

      Futures and forward contracts are contracts for delivery of foreign currencies or financial indices in which the seller/purchaser agrees to make/take delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise as a result of movements in current market prices from contracted prices and the potential inability of counterparties to meet their obligations under the contracts. At December 31, 1997, the contractual amount of AIGFP's futures and forward contracts approximated $17.7 billion.

      The following table presents AIGFP's futures and forward contracts portfolio by maturity and type of derivative at December 31, 1997 and December 31, 1996:

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                         Remaining Life
                                               ---------------------------------------------------------
                                                        One    Two Through    Six Through      After Ten         Total         Total
                                                       Year     Five Years      Ten Years          Years          1997          1996
====================================================================================================================================
Futures and forward contracts:
Exchange traded futures contracts
  contractual amount                           $  4,411,000             --             --             --  $  4,411,000  $  6,867,300
====================================================================================================================================
Over the counter forward contracts
  contractual amount                           $ 13,271,000             --             --             --  $ 13,271,000  $  5,952,200
====================================================================================================================================

      These instruments involve, to varying degrees, elements of credit risk not explicitly recognized in the consolidated financial statements. AIGFP utilizes various credit enhancements, including collateral, credit triggers and credit derivatives to reduce the credit exposure relating to these off-balance sheet financial instruments. AIGFP requires credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties and the transaction's size and maturity. In addition, AIGFP's derivative transactions are generally documented under ISDA Master Agreements. Such agreements provide for legally enforceable set-off and close out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, AIGFP is permitted to set off its receivables from a counterparty against its payables to the same counterparty arising out of all included transactions. As a result, the net replacement value represents the net sum of estimated positive fair values after the application of such strategies, agreements and collateral held. The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss. The net replacement value of all interest rate, currency, and equity swaps, swaptions and forward commitments at December 31, 1997, approximated $6.65 billion. The net replacement value for futures and forward contracts at December 31, 1997, approximated $50.0 million.

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

      AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At December 31, 1997 and December 31, 1996, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
--------------------------------------------------------------------------------------
                                   Net Replacement Value
                                ----------------------------
                                Swaps and        Futures and        Total        Total
                                Swaptions  Forward Contracts         1997         1996
======================================================================================
Counterparty credit quality:
  AAA                          $2,326,502         $       --   $2,326,502   $1,732,315
  AA                            2,273,532             37,572    2,311,104    2,021,878
  A                             1,153,007             12,403    1,165,410    1,461,063
  BBB                             608,448                 47      608,495    1,150,420
  Below investment grade          289,563                 --      289,563       26,293
--------------------------------------------------------------------------------------
Total                          $6,651,052         $   50,022   $6,701,074   $6,391,969
======================================================================================

      At December 31, 1997 and December 31, 1996, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
----------------------------------------------------------------------------------------------
                                           Net Replacement Value
                                        ----------------------------
                                        Swaps and        Futures and        Total        Total
                                        Swaptions  Forward Contracts         1997         1996
==============================================================================================
Non-U.S. banks                         $2,213,366         $   49,939   $2,263,305   $2,330,481
Insured municipalities                    757,514                 --      757,514      656,373
U.S. industrials                          513,958                 83      514,041      894,942
Governmental                              677,230                 --      677,230      894,284
Non-U.S. financial service companies       64,787                 --       64,787       34,383
Non-U.S. industrials                    1,034,792                 --    1,034,792      497,839
Special purpose                           163,109                 --      163,109      121,137
U.S. banks                                584,915                 --      584,915      251,641
U.S. financial service companies          433,710                 --      433,710      534,965
Supranationals                            207,671                 --      207,671      175,924
----------------------------------------------------------------------------------------------
Total                                  $6,651,052         $   50,022   $6,701,074   $6,391,969
==============================================================================================

      AIGFP has entered into commitments to provide liquidity for certain tax-exempt variable rate demand notes issued by municipal entities. The agreements allow the holders, in certain circumstances, to tender the notes to the issuer at par value. In the event a remarketing agent of an issuer is unable to resell such tendered notes, AIGFP would be obligated to purchase the notes at par value. With respect to certain notes that have been issued, AIGFP has fulfilled its liquidity commitments by arranging bank liquidity facilities. These banks agree to purchase the notes that AIGFP is otherwise obligated to purchase in connection with a failed remarketing. It is the intention of AIGFP to arrange similar liquidity with respect to the $205.0 million aggregate amount of notes that are expected to be issued through 1999.

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

      The net trading revenues for the twelve months ended December 31, 1997, 1996 and 1995 from AIGFP's operations were $452.1 million, $369.2 million and $289.0 million, respectively.

      (d) AIG Trading Group Inc. and its subsidiaries (AIGTG) becomes a party to off-balance sheet financial instruments in the normal course of its business and to reduce its currency, interest rate and commodity exposures.

      The following tables provide the contractual and notional amounts of AIGTG's derivatives portfolio at December 31, 1997 and December 31, 1996. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the December 31, 1997 balances based upon the expected timing of the future cash flows.

      Futures and forward contracts are contracts for delivery of foreign currencies, commodities or financial indices in which the seller/purchaser agrees to make/take delivery at a specified future

                             American International Group, Inc. and Subsidiaries
date of a specified instrument, at a specified price or yield. Risks arise as a result of movements in current market prices from contracted prices and the potential inability of counterparties to meet their obligations under the contracts. Options are contracts that allow the holder of the option to purchase or sell the underlying commodity, currency or index at a specified price and within, or at, a specified period of time. Risks arise as a result of movements in current market prices from contracted prices, and the potential inability of the counterparties to meet their obligations under the contracts. As a writer of options, AIGTG generally receives an option premium and then manages the risk of any unfavorable change in the value of the underlying commodity, currency or index. At December 31, 1997, the contractual amount of AIGTG's futures, forward and option contracts approximated $412.64 billion.

      The gross replacement values presented represent the sum of the estimated positive fair values of all of AIGTG's derivatives contracts at December 31, 1997 and December 31, 1996. These values do not represent the credit risk to AIGTG.

      Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss within a product category. At December 31, 1997, the net replacement value of AIGTG's futures, forward and option contracts and interest rate and currency swaps approximated $5.0 billion.

      The following tables present AIGTG's derivatives portfolio and the associated credit exposure, if applicable, by maturity and type of derivative at December 31, 1997 and December 31, 1996:

(in thousands)
----------------------------------------------------------------------------------------------------------------
                                                                   Remaining Life
                                                  -------------------------------------------------------------
                                                            One      Two Through      Six Through     After Ten
                                                           Year       Five Years        Ten Years         Years
================================================================================================================
Contractual amount of futures, forwards
 and options:
  Exchange traded futures and options             $  21,613,406    $   2,931,347    $      34,545    $       --
================================================================================================================
  Forwards                                        $ 253,917,460    $  12,347,787    $   1,694,038    $       --
================================================================================================================
  Over the counter purchased options              $  39,756,245    $  17,466,110    $   2,932,703    $  849,059
================================================================================================================
  Over the counter sold options (a)               $  48,398,996    $   9,595,654    $     964,050    $  134,771
================================================================================================================
Notional amount:
  Interest rate swaps and forward rate agreements $  60,017,945    $  14,798,198    $   2,376,472    $  310,035
  Currency swaps                                        628,542        5,134,893          725,898            --
----------------------------------------------------------------------------------------------------------------
Total                                             $  60,646,487    $  19,933,091    $   3,102,370    $  310,035
================================================================================================================
Credit exposure:
  Futures, forwards and purchased options
    contracts and interest rate and
     currency swaps:
      Gross replacement value                     $   9,330,966    $   1,364,417    $     308,435    $   15,899
      Master netting arrangements                    (5,277,129)        (442,284)         (70,963)       (7,935)
      Collateral                                       (135,303)         (73,991)         (15,384)           --
----------------------------------------------------------------------------------------------------------------
Net replacement value (b)                         $   3,918,534    $     848,142    $     222,088    $    7,964
================================================================================================================


(in thousands)
-------------------------------------------------------------------------------


                                                          Total           Total
                                                           1997            1996
===============================================================================
Contractual amount of futures, forwards
 and options:
  Exchange traded futures and options             $  24,579,298    $ 17,004,692
===============================================================================
  Forwards                                        $ 267,959,285    $216,775,766
===============================================================================
  Over the counter purchased options              $  61,004,117    $ 27,377,217
===============================================================================
  Over the counter sold options (a)               $  59,093,471    $ 31,049,529
===============================================================================
Notional amount:
  Interest rate swaps and forward rate agreements $  77,502,650    $ 66,306,480
  Currency swaps                                      6,489,333       5,853,194
-------------------------------------------------------------------------------
Total                                             $  83,991,983    $ 72,159,674
===============================================================================
Credit exposure:
  Futures, forwards and purchased options
    contracts and interest rate and
     currency swaps:
      Gross replacement value                     $  11,019,717    $  7,489,766
      Master netting arrangements                    (5,798,311)     (3,872,291)
      Collateral                                       (224,678)       (149,347)
-------------------------------------------------------------------------------
Net replacement value (b)                         $   4,996,728    $  3,468,128
===============================================================================

(a) Sold options obligate AIGTG to buy or sell the underlying item if the option purchaser chooses to exercise. The amounts do not represent credit exposure.
(b) The net replacement values with respect to exchange traded futures and options, forward contracts and purchased over the counter options are presented as a component of trading assets in the accompanying balance sheet. The net replacement values with respect to interest rate and currency swaps are presented as a component of unrealized gain on interest rate and currency swaps, options and forward transactions in the accompanying balance sheet.

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

      AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At December 31, 1997 and December 31, 1996, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in thousands)
--------------------------------------------------------------------------------
                                                          Net Replacement Value
                                                         -----------------------
                                                               1997         1996
================================================================================
Counterparty credit quality:
  AAA                                                    $  752,741   $  447,236
  AA                                                      2,503,289    1,075,713
  A                                                       1,023,650    1,133,332
  BBB                                                       342,695      518,485
  Below investment grade                                     98,425      115,810
  Not externally rated, including exchange
    traded futures and options*                             275,928      177,552
--------------------------------------------------------------------------------
Total                                                    $4,996,728   $3,468,128
================================================================================
Counterparty breakdown by industry:
  Non-U.S. banks                                         $2,685,998   $1,269,399
  U.S. industrials                                          163,484      761,634
  Governmental                                              135,269      121,278
  Non-U.S. financial service companies                      260,412      186,476
  Non-U.S. industrials                                      167,835      192,669
  U.S. banks                                                560,388      309,154
  U.S. financial service companies                          747,414      449,966
  Exchanges*                                                275,928      177,552
--------------------------------------------------------------------------------
Total                                                    $4,996,728   $3,468,128
================================================================================

* Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

      Spot commodities sold but not yet purchased represent obligations of AIGTG to deliver spot commodities at their contracted prices and thereby create a liability to repurchase the spot commodities in the market at prevailing prices.

      AIGTG limits its risks by holding offsetting positions. In addition, AIGTG monitors and controls its risk exposures through various monitoring systems which evaluate AIGTG's market and credit risks, and through credit approvals and limits. At December 31, 1997, AIGTG did not have a significant concentration of credit risk from either an individual counterparty or group of counterparties.

      The net trading revenues for the twelve months ended December 31, 1997, 1996 and 1995 from AIGTG's operations were $561.8 million, $288.6 million and $317.2 million, respectively.

      At December 31, 1997, AIGTG had issued and outstanding $169.8 million principal amount of letters of credit. These letters of credit were issued primarily to various exchanges.

      AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future obligations and liabilities of AIGFP and AIGTG arising from transactions entered into by AIGFP and AIGTG.

      (e) At December 31, 1997, ILFC had committed to purchase or had secured positions for 328 aircraft deliverable from 1998 through 2006 at an estimated aggregate purchase price of $17.7 billion. ILFC will be required to find customers for any aircraft presently on order and any aircraft to be ordered, and it must arrange financing for portions of the purchase price of such equipment.

      In the normal course of business, ILFC enters into interest rate swaps, swaptions and interest rate floors (derivatives transactions). The objective is to lower ILFC's overall borrowing cost and to maintain an optimal mix of variable and fixed rate interest obligations. ILFC accounts for its derivatives transactions on an accrual basis. Accrued future payments or receipts are reflected in operating income in the period incurred or earned.

      Credit risk exposure arises from the potential that the counterparty may not perform under these agreements with respect to the derivatives transactions. ILFC minimizes such exposure through transacting with recognized U.S. derivative dealers rated at least A by a recognized statistical rating organization. The counterparties to the majority of the derivatives transactions are rated AAA. ILFC monitors each counterparty's assigned credit rating throughout the life of each of the derivatives transactions. ILFC currently does not require security nor is security required by its counterparties for its positions. ILFC has the right to require security under certain circumstances.

                             American International Group, Inc. and Subsidiaries

      The following table presents ILFC's notional amounts of its interest rate swaps, swaptions and interest rate floors by maturity at December 31, 1997 and 1996:

(in thousands)
--------------------------------------------------------------------------------
                              Remaining Life
                   ----------------------------------
                                  Two to   After Five        Total        Total
                   One Year   Five Years        Years         1997         1996
================================================================================
Interest Rate:
Swaps            $  365,806   $  659,931   $  261,790   $1,287,527   $1,349,234
Swaptions*               --      100,000           --      100,000      100,000
Floors               33,409      440,221      393,435      867,065      900,434
-------------------------------------------------------------------------------
Total            $  399,215   $1,200,152   $  655,225   $2,254,592   $2,349,668
================================================================================

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

      AIG continues to receive claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (hereinafter collectively referred to as environmental claims) and indemnity claims asserting injuries from asbestos. Estimation of asbestos and environmental claims loss reserves is a difficult process, as these claims, which emanate from policies written in 1984 and prior years, cannot be estimated by conventional reserving techniques. Asbestos and environmental claims development is affected by factors such as inconsistent court resolutions, the broadening of the intent of policies and scope of coverage and increasing number of new claims. AIG and other industry members have and will continue to litigate the broadening judicial interpretation of policy coverage and the liability issues. If the courts continue in the future to expand the intent of the policies and the scope of the coverage, as they have in the past, additional liabilities would emerge for amounts in excess of reserves held. This emergence cannot now be reasonably estimated, but could have a material impact on AIG's future operating results. The reserves carried for these claims as at December 31, 1997 ($2.31 billion gross; $787.3 million net) are believed to be adequate as these reserves are based on known facts and current law.

      A summary of reserve activity, including estimates for applicable incurred but not reported losses and loss expenses, relating to asbestos and environmental claims separately and combined at December 31, 1997, 1996 and 1995 was as follows:

(in millions)
----------------------------------------------------------------------------------------------------------------------
                                                               1997                  1996                  1995
                                                      --------------------  --------------------  --------------------
                                                         Gross         Net     Gross         Net     Gross         Net
======================================================================================================================
Asbestos:
Reserve for losses and loss expenses
  at beginning of year                                $  875.9    $  172.3  $  744.8    $  127.9  $  686.0    $  130.2
Losses and loss expenses incurred                        238.4        68.3     392.5       102.7     197.7        20.5
Losses and loss expenses paid                           (272.2)      (45.5)   (261.4)      (58.3)   (138.9)      (22.8)
----------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year   $  842.1    $  195.1  $  875.9    $  172.3  $  744.8    $  127.9
======================================================================================================================
Environmental:
Reserve for losses and loss expenses
  at beginning of year                                $1,427.4    $  570.6  $1,197.9    $  379.3  $  728.1    $  200.1
Losses and loss expenses incurred                        223.1        85.0     379.6       240.3     684.9       231.7
Losses and loss expenses paid                           (183.4)      (63.4)   (150.1)      (49.0)   (215.1)      (52.5)
----------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year   $1,467.1    $  592.2  $1,427.4    $  570.6  $1,197.9    $  379.3
======================================================================================================================
Combined:
Reserve for losses and loss expenses
  at beginning of year                                $2,303.3    $  742.9  $1,942.7    $  507.2  $1,414.1    $  330.3
Losses and loss expenses incurred                        461.5       153.3     772.1       343.0     882.6       252.2
Losses and loss expenses paid                           (455.6)     (108.9)   (411.5)     (107.3)   (354.0)      (75.3)
----------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year   $2,309.2    $  787.3  $2,303.3    $  742.9  $1,942.7    $  507.2
======================================================================================================================

12. Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" (FASB 107) requires disclosure of fair value information about financial instruments, as defined therein, for which it is practicable to estimate such fair value. These financial instruments may or may not be recognized in the consolidated balance sheet. In the measurement of the fair value of certain of the financial instruments, quoted market prices were not available and other valuation techniques were utilized. These derived fair value estimates are significantly affected by the assumptions used. FASB 107 excludes certain financial instruments, including those related to insurance contracts.

      The following methods and assumptions were used by AIG in estimating the fair value of the financial instruments presented:

      Cash and short-term investments: The carrying amounts reported in the consolidated balance sheet for these instruments approximate fair values.

      Fixed maturity securities: Fair values for fixed maturity securities carried at amortized cost or at market value were generally based upon quoted market prices. For certain fixed maturity securities for which market prices were not readily available, fair values were estimated using values obtained from independent pricing services. No other fair valuation techniques were applied to these securities as AIG believes it would have to expend excessive costs for the benefits derived.

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

                             American International Group, Inc. and Subsidiaries

      The carrying values and fair values of AIG's financial instruments at December 31, 1997 and December 31, 1996 and the average fair values with respect to derivative positions during 1997 and 1996 were as follows:

(in thousands)
------------------------------------------------------------------------------------------------------
                                                                               1997
                                                               ---------------------------------------
                                                                                               Average
                                                                  Carrying          Fair          Fair
                                                                     Value         Value         Value
======================================================================================================
Fixed maturities                                               $51,565,986   $52,692,748   $        --
Equity securities                                                5,348,019     5,348,019            --
Mortgage loans on real estate, policy and collateral loans       7,919,764     7,966,673            --
Securities available for sale                                    9,145,317     9,145,317     8,652,779
Trading securities                                               3,974,561     3,974,561     2,904,702
Spot commodities                                                   459,517       459,517       450,292
Unrealized gain on interest rate and currency swaps, options
  and forward transactions                                       7,422,290     7,422,290     7,225,716
Trading assets                                                   6,715,486     6,715,486     5,480,796
Securities purchased under agreements to resell                  4,551,191     4,551,191            --
Other invested assets                                            4,681,423     4,681,423            --
Short-term investments                                           3,332,542     3,332,542            --
Cash                                                                86,917        86,917            --
Policyholders' contract deposits                                10,323,112    10,432,709            --
Borrowings under obligations of guaranteed
  investment agreements                                          8,000,326     8,675,838            --
Securities sold under agreements to repurchase                   2,706,310     2,706,310            --
Trading liabilities                                              5,366,421     5,366,421     4,548,789
Securities and spot commodities sold but not yet purchased       5,171,680     5,171,680     3,647,536
Unrealized loss on interest rate and currency swaps, options
  and forward transactions                                       5,979,571     5,979,571     5,270,414
Deposits due to banks and other depositors                         972,423       972,423            --
Commercial paper                                                 3,374,907     3,374,907            --
Notes, bonds, loans and mortgages payable                       13,885,412    13,959,672            --
======================================================================================================


(in thousands)
------------------------------------------------------------------------------------------------------
                                                                                1996
                                                               ---------------------------------------
                                                                                               Average
                                                                  Carrying          Fair          Fair
                                                                     Value         Value         Value
======================================================================================================
Fixed maturities                                               $48,625,226   $49,345,449   $        --
Equity securities                                                6,065,640     6,065,640            --
Mortgage loans on real estate, policy and collateral loans       7,876,820     7,881,348            --
Securities available for sale                                    9,785,909     9,785,909     6,172,883
Trading securities                                               2,357,812     2,357,812     2,344,717
Spot commodities                                                   204,705       204,705       278,941
Unrealized gain on interest rate and currency swaps, options
  and forward transactions                                       6,906,012     6,906,012     6,450,376
Trading assets                                                   3,793,433     3,793,433     3,427,781
Securities purchased under agreements to resell                  1,642,591     1,642,591            --
Other invested assets                                            2,915,302     2,915,302            --
Short-term investments                                           2,008,123     2,008,123            --
Cash                                                                58,740        58,740            --
Policyholders' contract deposits                                 9,803,409     9,888,685            --
Borrowings under obligations of guaranteed
  investment agreements                                          5,723,228     6,195,954            --
Securities sold under agreements to repurchase                   3,039,423     3,039,423            --
Trading liabilities                                              3,313,508     3,313,508     3,227,531
Securities and spot commodities sold but not yet purchased       1,568,542     1,568,542       263,722
Unrealized loss on interest rate and currency swaps, options
  and forward transactions                                       5,414,433     5,414,433     4,976,258
Deposits due to banks and other depositors                       1,206,374     1,206,374            --
Commercial paper                                                 4,497,976     4,497,976            --
Notes, bonds, loans and mortgages payable                       13,299,310    13,596,511            --
======================================================================================================

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

13. Stock Compensation Plans

At December 31, 1997, AIG had two types of stock-based compensation plans. One was a stock option plan; the other, an employee stock purchase plan. AIG applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its plans. Accordingly, no compensation costs have been recognized for either plan.

      Had compensation costs for these plans been determined consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Awards of Stock Based Compensation to Employees," AIG's net income and earnings per share for the years ended December 31, 1997, 1996 and 1995 would have been reduced to the pro forma amounts as follows:

(in thousands, except per share amounts)
--------------------------------------------------------------------------------
                                        1997              1996              1995
================================================================================
Net income:
  As reported                  $   3,332,335     $   2,897,257     $   2,510,383
  Pro forma                        3,323,289         2,892,422         2,509,261
Earnings per share-
  diluted:
  As reported                          $4.73             $4.08             $3.52
  Pro forma                             4.71              4.08              3.52
================================================================================

      The fair value of stock grants included in the pro forma amounts is not necessarily indicative of future effects on net income and earnings per share.

      (a) Stock Option Plan: On December 19, 1991, the AIG Board of Directors adopted a 1991 employee stock option plan (the 1991 Plan), which provided that options to purchase a maximum of 6,750,000 shares of common stock could be granted to officers and other key employees at prices not less than fair market value at the date of grant. Both the 1991 Plan, and the options with respect to 168,580 shares granted thereunder on December 19, 1991, were approved by shareholders at the 1992 Annual Meeting. An amendment to the 1991 Plan, approved by shareholders at the 1997 Annual Meeting, increased the aggregate number of shares available for grant to 11,812,500 shares to assure that adequate shares are available for grant during the remaining term of the 1991 Plan. A second amendment to the 1991 Plan limits the maximum number of shares as to which stock options may be granted to any employee in any one year to 135,000 shares. At December 31, 1997, 6,648,316 shares were reserved for future grants under the amended 1991 Plan. As of March 18, 1992, no further options could be granted under the 1987 employee stock option plan (the 1987 Plan), but outstanding options granted under the 1987 Plan continue in force until exercise or expiration. At December 31, 1997, there were 6,206,676 shares reserved for issuance under these plans.

      Under each plan, 25 percent of the options granted become exercisable on the anniversary of the date of grant in each of the four years following that grant and all options expire 10 years from the date of the grant. As of December 31, 1997, outstanding options granted with respect to 4,075,338 shares qualified for Incentive Stock Option treatment under the Economic Recovery Tax Act of 1981.

      Additional information with respect to AIG's plans at December 31, 1997, and changes for the three years then ended, was as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                1997                          1996                         1995
                                    --------------------------    --------------------------      ------------------------
                                                      Weighted                      Weighted                      Weighted
                                                       Average                       Average                       Average
                                       Shares   Exercise Price       Shares   Exercise Price       Shares   Exercise Price
==========================================================================================================================
Shares Under Option:
Outstanding at beginning of year    6,470,656          $ 39.18    6,196,069          $ 32.59    6,222,123          $ 26.87
Granted                               743,550           105.78      935,100            72.37      836,512            60.22
Exercised                            (935,321)           26.11     (591,827)           22.25     (775,806)           16.56
Forfeited                             (72,209)           52.10      (68,686)           42.33      (86,760)           32.14
--------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year          6,206,676          $ 48.98    6,470,656          $ 39.18    6,196,069          $ 32.59
--------------------------------------------------------------------------------------------------------------------------
Options exercisable at year-end     4,228,252          $ 34.51    4,354,324          $ 28.76    4,124,275          $ 24.67
--------------------------------------------------------------------------------------------------------------------------
Weighted average fair value per
  share of options granted                             $ 39.31                       $ 27.34                       $ 21.95
==========================================================================================================================

      Information about stock options outstanding at December 31, 1997, is summarized as follows:

--------------------------------------------------------------------------------------------------------------
                                          Options Outstanding                           Options Exercisable
                             ------------------------------------------------     ----------------------------
                                                   Weighted          Weighted                         Weighted
                                  Number  Average Remaining           Average          Number          Average
Range of Exercise Prices     Outstanding   Contractual Life    Exercise Price     Exercisable   Exercise Price
==============================================================================================================
$12.09- 17.37                    741,294          1.7 years           $ 15.08         741,294           $15.08
 21.33- 28.67                  1,089,691          3.0 years             23.70       1,089,691            23.70
 35.33- 40.67                  1,275,951          5.4 years             37.27       1,269,299            37.26
 42.89- 53.33                    804,951          7.0 years             43.65         578,522            43.47
 57.58- 62.92                    694,702          8.0 years             62.09         335,162            62.12
 65.83- 73.75                    857,137          8.9 years             73.02         214,284            73.02
 82.83-106.50                    742,950          9.9 years            105.78              --               --
--------------------------------------------------------------------------------------------------------------
                               6,206,676                                            4,228,252
==============================================================================================================

      The fair values of stock options granted during the years ended December 31, 1997, 1996 and 1995 were $29,226,000, $25,566,000 and $18,356,000, respectively. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model.

      The following weighted average assumptions were used for grants in 1997, 1996 and 1995, respectively: dividend yields of 0.30 percent, 0.33 percent and
0.32 percent; expected volatilities of 20.0 percent, 20.0 percent and 20.4 percent; risk-free interest rates of 6.03 percent, 6.29 percent and 5.77 percent and expected terms of 7 years.

      (b) Employee Stock Purchase Plan: AIG's 1984 employee stock purchase plan was adopted at its 1984 shareholders' meeting and became effective as of July 1, 1984. Eligible employees could receive privileges to purchase up to an aggregate of 2,953,125 shares of AIG common stock, at a price equal to 85 percent of the fair market value on the date of grant of the purchase privilege. Purchase privileges were granted annually and were limited to the number of whole shares that could be purchased by an amount equal to 5 percent of an employee's annual salary or $5,500, whichever was less.

                             American International Group, Inc. and Subsidiaries

      AIG's 1996 employee stock purchase plan was adopted at its 1996 shareholders' meeting and became effective as of July 1, 1996, replacing the 1984 plan. Eligible employees may receive privileges to purchase up to an aggregate of 1,500,000 shares of AIG common stock, at a price equal to 85 percent of the fair market value on the date of the grant of the purchase privilege. Purchase privileges are granted annually and are limited to the number of whole shares that can be purchased by an amount equal to 5 percent of an employee's annual salary or $5,500, whichever is less. Beginning with the January 1, 1998 subscription, the maximum allowable purchase limitation increased to 10 percent of an employee's annual salary or $10,000, whichever is less and the eligibility requirement was reduced to one year. In all other respects, the 1996 plan is identical to the 1984 plan.

      There were 69,339 shares, 219,326 shares and 228,609 shares issued under the 1984 plan at weighted average prices of $52.76, $44.59 and $33.48 for the years ended December 31, 1997, 1996 and 1995, respectively. The excess or deficit of the proceeds over the par value or cost of the common stock issued was credited or charged to additional paid-in capital.

      There were 147,085 shares issued under the 1996 plan at a weighted average price of $57.76 for the year ended December 31, 1997. The excess or deficit of the proceeds over the par value or cost of the common stock issued was credited or charged to additional paid-in capital.

      As of December 31, 1997, there were 181,049 shares of common stock subscribed to at a weighted average price of $77.37 per share pursuant to grants of privileges under the 1996 plan. There were 1,171,866 shares available for the grant of future purchase privileges under the 1996 plan at December 31, 1997.

      The fair values of purchase privileges granted during the years ended December 31, 1997, 1996 and 1995 were $3,625,000, $3,039,000 and $2,005,000, respectively. The weighted average fair values per share of those purchase rights granted in 1997, 1996 and 1995 were $20.02, $13.14 and $9.93, respectively. The fair value of each purchase right is estimated on the date of the subscription using the Black-Scholes model.

      The following weighted average assumptions were used for grants in 1997, 1996 and 1995, respectively: dividend yields of 0.30 percent, 0.37 percent and
0.32 percent; expected volatilities of 26.0 percent, 21.9 percent and 16.9 percent; risk-free interest rates of 5.81 percent, 5.54 percent and 5.64 percent; and expected terms of 1 year.

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

      Eligibility for participation in the various non-U.S. retirement plans is either based on completion of a specified period of continuous service or date of hire, subject to age limitation. Where non-U.S. retirement plans are defined benefit plans, they are generally based on the employees' years of credited service and average compensation in the years preceding retirement.

      Assumptions associated with the projected benefit obligation and expected long-term rate of return on plan assets at December 31, 1997 were as follows:

--------------------------------------------------------------------------------
                                                        Range of
                                                  Non-U.S. Plans*     U.S. Plans
================================================================================
Discount rate                                           3.5-10.0%           7.0%
Salary increase rate                                    2.5-10.0            5.0
Expected long-term rate of return on plan assets        4.0- 9.2            9.0
================================================================================

* The ranges for the non-U.S. plans reflect the local socioeconomic environments in which AIG operates.

      The following table sets forth the funded status of the various pension plans and the amounts recognized in the accompanying consolidated balance sheet as of December 31, 1997 and 1996:

(in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            1997                                  1996
                                                          -----------------------------------    ----------------------------------
                                                           Non-U.S.         U.S.                  Non-U.S.         U.S.
                                                              Plans        Plans        Total        Plans        Plans       Total
===================================================================================================================================
Plan assets at fair value*                                $ 159,734    $ 297,433    $ 457,167    $ 171,037    $ 230,767   $ 401,804
-----------------------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Accumulated benefits earned prior to valuation date:
    Vested                                                  234,264      206,242      440,506      240,023      155,738     395,761
    Nonvested                                                29,414       30,833       60,247       30,222       22,222      52,444
-----------------------------------------------------------------------------------------------------------------------------------
  Accumulated benefit obligation                            263,678      237,075      500,753      270,245      177,960     448,205
  Additional benefits based on estimated
    future salary levels                                     66,307      126,282      192,589       69,981       94,956     164,937
-----------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation                                329,985      363,357      693,342      340,226      272,916     613,142
-----------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation in excess
  of plan assets                                            170,251       65,924      236,175      169,189       42,149     211,338
-----------------------------------------------------------------------------------------------------------------------------------
  Unrecognized prior service cost                           (14,322)     (20,827)     (35,149)     (19,288)     (17,102)    (36,390)
  Unrecognized net gain (loss)                              (64,770)      16,356      (48,414)     (59,897)      29,550     (30,347)
  Unamortized balance of the initial transition amounts     (11,583)      (7,635)     (19,218)     (15,241)      (9,137)    (24,378)
-----------------------------------------------------------------------------------------------------------------------------------
Net amounts to be applied to future periods                 (90,675)     (12,106)    (102,781)     (94,426)       3,311     (91,115)
Adjustment to reflect minimum liability                      47,965        4,031       51,996       61,024        3,217      64,241
-----------------------------------------------------------------------------------------------------------------------------------
Accrued pension liability                                 $ 127,541    $  57,849    $ 185,390    $ 135,787    $  48,677   $ 184,464
===================================================================================================================================

* Plan assets are invested primarily in fixed-income securities and listed stocks.

      Net pension cost for the years ended December 31, 1997, 1996 and 1995 included the following components:

(in thousands)
--------------------------------------------------------------------------------
                                                   1997        1996        1995
================================================================================
Cost of benefits earned during the period      $ 48,648    $ 47,783    $ 40,015
Interest cost on the projected benefit
  obligation                                     34,383      31,603      27,320
Actual return on all retirement plan assets     (66,769)    (41,387)    (53,904)
Net amortization and deferral of
  actuarial gains and losses                     39,743      17,918      30,114
Amortization of the initial
  transition amount                               3,093       3,323       3,720
--------------------------------------------------------------------------------
Net pension expense*                           $ 59,098    $ 59,240    $ 47,265
================================================================================

* Net pension expense included $31,323, $34,584 and $30,978 related to non-U.S. plans for 1997, 1996 and 1995, respectively.

      (b) AIG sponsors a voluntary savings plan for domestic employees (a 401(k) plan), which, during the three years ended December 31, 1997, provided for salary reduction contributions by employees and matching contributions by AIG of up to 6 percent of annual salary depending on the employees' years of service.

      (c) In addition to AIG's defined benefit pension plan, AIG and its subsidiaries provide a postretirement benefit program for medical care and life insurance, domestically and in certain foreign countries. Eligibility in the various plans is generally based upon completion of a specified period of eligible service and reaching a specified age. Benefits vary by geographic location.

      AIG's U.S. postretirement medical and life insurance benefits are based upon the employee electing immediate retirement and having a minimum of ten years of service. Retirees and their dependents who were age 65 by May 1, 1989 participate in the medical plan at no cost. Employees who retired after May 1, 1989 and on or prior to January 1, 1993 pay the active employee premium if under age 65 and 50 percent of the active employee premium if over age 65. Retiree contributions are subject to adjustment annually. Other cost sharing features of the medical plan include deductibles, coinsurance and Medicare coordination and a lifetime maximum benefit of $1,000,000. The maximum life insurance benefit prior to age 70 is $32,500, with a maximum of $25,000 thereafter.

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

      Assumptions associated with the accrued postretirement benefit liability at December 31, 1997 were as follows:

--------------------------------------------------------------------------------
                                                       Non-U.S.          U.S.
                                                          Plans         Plans
================================================================================
Discount rate                                          7.0-10.0%          7.0%
Medical trend rate year 1*                                 12.0           7.5
Medical trend rate year 3 and 9                             6.0           5.5
================================================================================

* The Medical trend rate grades downward from years 1 through 3 domestically and years 1 through 9 for the foreign benefits. The trend rates remain level thereafter.

                             American International Group, Inc. and Subsidiaries

      The following table sets forth the liability for the accrued postretirement benefits of the various plans, and amounts recognized in the accompanying consolidated balance sheet as of December 31, 1997 and 1996. These plans are not funded currently.

(in thousands)
-------------------------------------------------------------------------------
                                                Non-U.S.        U.S.
                                                   Plans       Plans      Total
===============================================================================
1997
Accumulated postretirement benefit obligation:
Retirees                                         $  1,923   $ 49,030   $ 50,953
Fully eligible active employees                     6,539      2,436      8,975
Other active employees                             10,048     18,529     28,577
-------------------------------------------------------------------------------
                                                   18,510     69,995     88,505
-------------------------------------------------------------------------------
Unrecognized net loss                                  --    (11,277)   (11,277)
Unrecognized prior service cost                        --     22,132     22,132
-------------------------------------------------------------------------------
Accrued postretirement benefit
  liabilities                                    $ 18,510   $ 80,850   $ 99,360
===============================================================================
1996
Accumulated postretirement benefit obligation:
Retirees                                         $  2,025   $ 44,568   $ 46,593
Fully eligible active employees                     6,127      2,127      8,254
Other active employees                              8,757     11,926     20,683
-------------------------------------------------------------------------------
                                                   16,909     58,621     75,530
-------------------------------------------------------------------------------
Unrecognized net loss                                  --     (5,299)    (5,299)
Unrecognized prior service cost                        --     27,287     27,287
-------------------------------------------------------------------------------
Accrued postretirement benefit
  liabilities                                    $ 16,909   $ 80,609   $ 97,518
===============================================================================

      The net periodic postretirement costs for the years ended December 31, 1997, 1996 and 1995 included the following components:

(in thousands)
--------------------------------------------------------------------------------
                                                               Life
                                                Medical   Insurance
                                                  Plans       Plans       Total
================================================================================
1997
Cost of benefits earned during
  the period                                    $ 1,617     $   606     $ 2,223
Interest cost on accumulated
  postretirement benefit obligations              4,225       1,431       5,656
Amortization of prior service cost               (1,344)       (172)     (1,516)
Amortization of net actuarial losses                 80          31         111
--------------------------------------------------------------------------------
Net periodic postretirement
  benefit costs                                 $ 4,578     $ 1,896     $ 6,474
================================================================================
1996
Cost of benefits earned during
  the period                                    $ 1,315     $   574     $ 1,889
Interest cost on accumulated
  postretirement benefit obligations              3,992       1,307       5,299
Amortization of prior service cost               (1,344)       (172)     (1,516)
Amortization of net actuarial losses                 59          22          81
--------------------------------------------------------------------------------
Net periodic postretirement
  benefit costs                                 $ 4,022     $ 1,731     $ 5,753
================================================================================
1995
Cost of benefits earned during
  the period                                    $ 1,011     $   448     $ 1,459
Interest cost on accumulated
  postretirement benefit obligations              3,744       1,246       4,990
Amortization of prior service cost               (1,344)       (172)     (1,516)
--------------------------------------------------------------------------------
Net periodic postretirement
  benefit costs                                 $ 3,411     $ 1,522     $ 4,933
================================================================================

      The medical trend rate assumptions have a significant effect on the amounts reported. Increasing each trend rate by 1 percent in each year would increase the accumulated postretirement benefit obligations as of December 31, 1997 by $6.0 million and the aggregate service and interest cost components of the periodic postretirement benefit costs for 1997 by $557,000.

      (d) AIG has certain benefits provided to former or inactive employees who are not retirees. Certain of these benefits are insured and expensed currently; other expenses are provided for currently. Such uninsured expenses include long and short-term disability medical and life insurance continuation, short-term disability income continuation and COBRA medical subsidies. The provision for these benefits at December 31, 1997 was $5.6 million. The incremental expense was insignificant.

15. Leases

(a) AIG and its subsidiaries occupy leased space in many locations under various long-term leases and have entered into various leases covering the long-term use of data processing equipment.

      At December 31, 1997, the future minimum lease payments under operating leases were as follows:

(in thousands)
================================================================================
1998                                                                    $218,319
1999                                                                     152,004
2000                                                                     112,630
2001                                                                      96,075
2002                                                                      75,747
Remaining years after 2002                                               225,693
--------------------------------------------------------------------------------
Total                                                                   $880,468
================================================================================

      Rent expense approximated $240,600,000, $219,100,000 and $215,600,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

      (b) Minimum future rental income on noncancelable operating leases of flight equipment which have been delivered at December 31, 1997 was as follows:

(in thousands)
================================================================================
1998                                                                  $1,460,145
1999                                                                   1,248,816
2000                                                                     962,415
2001                                                                     722,347
2002                                                                     552,554
Remaining years after 2002                                               792,066
--------------------------------------------------------------------------------
Total                                                                 $5,738,343
================================================================================

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

      (b) Transactions with Related Parties: During the ordinary course of business, AIG and its subsidiaries pay commissions to Starr and its subsidiaries for the production and management of insurance business. There are no significant receivables from/payables to related parties at December 31, 1997. Net commission payments to Starr aggregated approximately $46,200,000 in 1997, $48,400,000 in 1996 and $42,600,000 in 1995, from which Starr is required to pay commissions due originating brokers and its operating expenses. AIG also received approximately $13,900,000 in 1997, $15,300,000 in 1996 and $14,100,000
in 1995 from Starr and paid approximately $35,000 in 1997 and $34,000 in both 1996 and 1995 to Starr in rental fees. AIG also received approximately $900,000 in 1997, $1,000,000 in 1996 and $1,500,000 in 1995 from SICO and paid approximately $1,200,000 in each of the years 1997, 1996 and 1995 to SICO as reimbursement for services rendered at cost. AIG also paid to SICO $3,900,000 in 1997, $4,400,000 in 1996 and $5,000,000 in 1995 in rental fees.

17. Segment Information

(a) AIG's operations are conducted principally through four business segments. These segments and their respective operations are as follows:

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

                             American International Group, Inc. and Subsidiaries

      The following table is a summary of the operations by major operating segments for the years ended December 31, 1997, 1996 and 1995:

                                                                       Industry Segments-1997
                                     ----------------------------------------------------------------------------------------
                                                                                                  Adjustments
                                                         General          Life     Financial              and
(in thousands)                             Parent      Insurance     Insurance      Services     Eliminations(a) Consolidated
=============================================================================================================================
Revenues                             $ 1,480,649(b)  $14,402,738   $12,843,294   $ 3,273,478     $ (1,397,859)   $ 30,602,300
=============================================================================================================================
Income before income taxes           $ 1,480,649(b)  $ 2,471,866   $ 1,571,483   $   701,337     $ (1,526,437)   $  4,698,898
=============================================================================================================================
Equity in net income of
  partially-owned companies          $    55,698     $    56,183   $       899   $        --     $         --    $    112,780
=============================================================================================================================
Depreciation expense                 $        84     $    88,543   $    56,356   $   653,599     $     74,323    $    872,905
=============================================================================================================================
Capital expenditures                 $     3,545     $   166,286   $   345,618   $ 3,519,261(c)  $    169,817    $  4,204,527(c)
=============================================================================================================================
Identifiable assets                  $25,288,425     $62,386,262   $52,103,905   $51,756,123     $(27,564,028)   $163,970,687
=============================================================================================================================


                                                                      Industry Segments-1996
                                     ---------------------------------------------------------------------------------------
                                                                                                 Adjustments
                                                          General          Life     Financial            and
(in thousands)                             Parent       Insurance     Insurance      Services   Eliminations(a) Consolidated
============================================================================================================================
Revenues                             $ 1,148,627(b)   $13,610,598   $11,688,925   $ 2,555,477   $ (1,061,060)   $ 27,942,567
============================================================================================================================
Income before income taxes           $ 1,148,627(b)   $ 2,205,567   $ 1,323,758   $   523,906   $ (1,188,636)   $  4,013,222
============================================================================================================================
Equity in net income of
  partially-owned companies          $    50,488      $    49,799   $        73   $     1,240   $        157    $    101,757
============================================================================================================================
Depreciation expense                 $        42      $    84,933   $    54,102   $   592,841   $     73,663    $    805,581
============================================================================================================================
Capital expenditures                 $       342      $   132,955   $   236,945   $ 3,357,506(c)$    167,355    $  3,895,103(c)
============================================================================================================================
Identifiable assets                  $22,608,843      $58,791,735   $48,376,033   $43,861,592   $(25,207,201)   $148,431,002
============================================================================================================================


                                                                      Industry Segments-1995
                                     ---------------------------------------------------------------------------------------
                                                                                                 Adjustments
                                                          General          Life     Financial            and
(in thousands)                             Parent       Insurance     Insurance      Services   Eliminations(a) Consolidated
============================================================================================================================
Revenues                             $   730,057(b)   $13,021,380   $10,335,758   $ 2,204,090   $   (677,281)   $ 25,614,004
============================================================================================================================
Income before income taxes           $   730,057(b)   $ 2,032,286   $ 1,090,605   $   417,741   $   (804,806)   $  3,465,883
============================================================================================================================
Equity in net income of
  partially-owned companies          $    38,308      $    43,204   $     3,150   $        --   $        358    $     85,020
============================================================================================================================
Depreciation expense                 $        --      $    91,112   $    49,786   $   522,141   $     71,521    $    734,560
============================================================================================================================
Capital expenditures                 $       141      $   127,827   $    53,936   $ 3,359,468(c)$     95,745    $  3,637,117(c)
============================================================================================================================
Identifiable assets                  $20,445,762      $56,223,416   $43,280,484   $36,833,772   $(22,647,036)   $134,136,398
============================================================================================================================

(a) Including other operations and other income (deductions)-net, which are not deemed to be reportable segments.
(b) Substantially dividend income from subsidiaries.
(c) Relating primarily to ILFC.

      (b) The following table is a summary of AIG's general insurance operations by major operating category for the years ended December 31, 1997, 1996 and 1995:

                                                                       Net Premiums
                                     ---------------------------------------------------------------------------------
                                                     Written                                    Earned
                                     ---------------------------------------   ---------------------------------------
(in thousands)                              1997          1996          1995          1997          1996          1995
=======================================================================================================================
Underwriting:
Foreign                              $ 4,369,989   $ 4,324,847   $ 4,202,815   $ 4,068,809   $ 4,033,210   $ 4,083,200
Commercial casualty(a)                 7,041,086     6,398,039     5,895,757     6,428,763     5,853,271     5,645,281
Commercial property                      485,621       490,644       452,323       408,437       480,388       403,037
Pools and associations(b)                358,275       435,127       400,951       369,294       429,565       394,088
Personal lines(c)                        811,742       725,295       692,747       790,448       734,042       628,068
Mortgage guaranty                        340,816       317,727       248,429       355,289       324,339       252,057
-----------------------------------------------------------------------------------------------------------------------
Total underwriting                   $13,407,529   $12,691,679   $11,893,022   $12,421,040   $11,854,815   $11,405,731
======================================================================================================================
Net investment income
Realized capital gains

General insurance operating income
=======================================================================================================================


                                               Operating Income
                                     ------------------------------------
(in thousands)                             1997         1996         1995
=========================================================================
Underwriting:
Foreign                              $  497,356   $  397,965   $  305,031
Commercial casualty(a)                  148,263      338,482      306,168
Commercial property                     (64,142)    (136,638)      (9,238)
Pools and associations(b)              (225,497)    (240,932)    (263,291)
Personal lines(c)                        18,633         (680)      (5,961)
Mortgage guaranty                       115,555       91,587       83,928
-------------------------------------------------------------------------
Total underwriting                      490,168      449,784      416,637
=====================================
Net investment income                 1,853,523    1,690,798    1,547,572
Realized capital gains                  128,175       64,985       68,077
                                     ------------------------------------
General insurance operating income   $2,471,866   $2,205,567   $2,032,286
=========================================================================

(a) Including workers' compensation and retrospectively rated risks.
(b) Including involuntary pools.
(c) Including mass marketing and specialty programs.

      (c) AIG's individual life insurance and group life insurance portfolio accounted for 69 percent, 68 percent and 66 percent of AIG's consolidated life insurance operating income before realized capital gains or losses for the years ended December 31, 1997, 1996 and 1995, respectively. For those years, 92 percent, 92 percent and 94 percent, respectively, of consolidated life operating income before realized capital gains or losses was derived from foreign operations.

      (d) A substantial portion of AIG's business is conducted in countries other than the United States and Canada. The following table is a summary of AIG's business by geographic segments. Allocations have been made on the basis of location of operations and assets.

                                             Geographic Segments-1997
                             -------------------------------------------------------
                                                                Other
(in thousands)                   Domestic(a)   Far East       Foreign   Consolidated
====================================================================================
Revenues (b)                 $ 14,141,330   $11,670,811   $ 4,790,159   $ 30,602,300
====================================================================================
Income before income taxes   $  2,015,556   $ 1,668,703   $ 1,014,639   $  4,698,898
====================================================================================
Identifiable assets          $105,757,551   $32,291,980   $25,921,156   $163,970,687
====================================================================================


                                             Geographic Segments-1996
                             -------------------------------------------------------
                                                                Other
(in thousands)                   Domestic(a)   Far East       Foreign   Consolidated
====================================================================================
Revenues (b)                 $ 12,954,888   $10,690,814   $ 4,296,865   $ 27,942,567
====================================================================================
Income before income taxes   $  1,877,203   $ 1,521,650   $   614,369   $  4,013,222
====================================================================================
Identifiable assets          $ 92,088,305   $32,222,889   $24,119,808   $148,431,002
====================================================================================


                                             Geographic Segments-1995
                             -------------------------------------------------------
                                                                Other
(in thousands)                   Domestic(a)   Far East       Foreign   Consolidated
====================================================================================
Revenues (b)                 $ 11,841,338   $ 9,859,833   $ 3,912,833   $ 25,614,004
====================================================================================
Income before income taxes   $  1,698,606   $ 1,375,307   $   391,970   $  3,465,883
====================================================================================
Identifiable assets          $ 84,456,853   $27,580,921   $22,098,624   $134,136,398
====================================================================================

(a) Including general insurance operations in Canada.
(b) Revenues are derived from revenues of the general, life and financial services operations, equity in income of minority-owned insurance operations and realized capital gains attributable to the segments.

                             American International Group, Inc. and Subsidiaries

18. Summary of Quarterly Financial Information--
    Unaudited

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 1997 and 1996 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown.

                                                                         Three Months Ended
                               -----------------------------------------------------------------------------------------------------
                                       March 31,                  June 30,               September 30,            December 31,
(in thousands, except          -----------------------   -----------------------   -----------------------   -----------------------
 per share amounts)                  1997         1996         1997         1996         1997         1996         1997         1996
====================================================================================================================================
Revenues                       $7,188,998   $6,576,960   $7,758,359   $6,891,748   $7,704,343   $7,116,105   $7,950,600   $7,357,754
====================================================================================================================================
Net income                     $  780,935   $  671,218   $  826,495   $  724,368   $  840,318   $  731,437   $  884,587   $  770,234
====================================================================================================================================
Net income per common share:
  Basic                        $     1.11   $     0.94   $     1.18   $     1.03   $     1.19   $     1.04   $     1.27   $     1.09
  Diluted                            1.10         0.94         1.18         1.02         1.19         1.04         1.26         1.08
Average shares outstanding:
  Basic                           704,259      710,954      702,185      706,631      701,385      704,155      700,213      704,202
  Diluted                         707,211      713,855      705,266      709,521      704,597      707,018      703,348      707,001
====================================================================================================================================

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure within the twenty-four months ending December 31, 1997.
--------------------------------------------------------------------------------

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

    (a) Financial Statements and Exhibits.

    1. Financial Statements and Schedules. See accompanying Index to Financial Statements.

    2.  Exhibits.

         3--Articles of Incorporation and By-Laws.

        10--Material Contracts.

        11--Computation of Earnings Per Share for the Years Ended December 31,
              1997, 1996, 1995, 1994 and 1993.

        12--Computation of Ratios of Earnings to Fixed Charges for the Years
              Ended December 31, 1997, 1996, 1995, 1994 and 1993.

        21--Subsidiaries of Registrant.

        23--Consent of Coopers & Lybrand L.L.P.

        24--Power of Attorney.

        27--Financial Data Schedule.

        99--Undertakings.

    (b) Reports on Form 8-K.

        There have been no reports on Form 8-K filed during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the issuer has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York, on the 30th day of March, 1998.



                                       AMERICAN INTERNATIONAL GROUP, INC.




                                       By s/s M.R. Greenberg
                                          --------------------------------------
                                          (M. R. Greenberg, Chairman)


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on the 30th day of March, 1998 and each of the undersigned persons, in any capacity, hereby severally constitutes M.R. Greenberg, Edward E. Matthews and Howard I. Smith and each of them, singularly, his true and lawful attorney with full power to them and each of them to sign for him, and in his name and in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto.


         Signature                              Title
         ---------                              -----


    s/s M.R. Greenberg                  Chairman and Director
---------------------------------         (Principal Executive Officer)
     (M. R. Greenberg)



    s/s Howard I. Smith                 Executive Vice President,
---------------------------------         Chief Financial Officer,
     (Howard I. Smith)                    Comptroller and Director
                                          (Principal Financial
                                          and Accounting Officer)



    s/s M. Bernard Aidinoff                      Director
---------------------------------
     (M. Bernard Aidinoff)



---------------------------------
    (Lloyd M. Bentsen)                           Director



     s/s Pei-yuan Chia                           Director
---------------------------------
      (Pei-yuan Chia)



   s/s Marshall A. Cohen                         Director
---------------------------------
    (Marshall A. Cohen)



   s/s Barber B. Conable, Jr.                    Director
---------------------------------
    (Barber B. Conable, Jr.)



  s/s Martin S. Feldstein                        Director
---------------------------------
   (Martin S. Feldstein)

         Signature                              Title
         ---------                              -----



      s/s Leslie L. Gonda                        Director
---------------------------------
       (Leslie L. Gonda)



     s/s Evan G. Greenberg                        Director
---------------------------------
      (Evan G. Greenberg)



      s/s Carla A. Hills                          Director
---------------------------------
       (Carla A. Hills)



    s/s Frank J. Hoenemeyer                       Director
---------------------------------
     (Frank J. Hoenemeyer)


    s/s Edward E. Matthews                        Director
---------------------------------
     (Edward E. Matthews)



      s/s Dean P. Phypers                         Director
---------------------------------
       (Dean P. Phypers)



     s/s Thomas R. Tizzio
---------------------------------                 Director
      (Thomas R. Tizzio)



    s/s Edmund S.W. Tse                           Director
---------------------------------
     (Edmund S.W. Tse)



                                                  Director
---------------------------------
     (Frank G. Wisner)

                                  EXHIBIT INDEX

Exhibit
Number                      Description                                                Location
------                      -----------                                                --------
  2         Plan of acquisition, reorganization,
            arrangement, liquidation or succession ..............      None.

  3(i)      Restated Certificate of Incorporation of AIG ........      Incorporated by reference from Exhibit 3(i)
                                                                         to AIG's Annual Report on Form 10-K
                                                                         for the year ended December 31, 1996.

  3(ii)     By-laws of AIG ......................................      Incorporated by reference from Exhibit 3(ii) to AIG's
                                                                         Annual Report on Form 10-K for the year ended
                                                                         December 31, 1994 (File No. 1-8787).

  4 Instruments defining the rights of security holders, including indentures

                (a) Fiscal Agency Agreement dated as                   Not required to be filed. The Registrant hereby
                    of October 1, 1984 between AIG and                   agrees to file with the Commission a copy of
                    Citibank, N.A. ..............................        any instrument defining the rights of holders
                                                                         of the Registrant's long-term debt upon request
                                                                         of the Commission.

                (b) Indenture dated as of July 15, 1989                Not required to be filed. The Registrant hereby
                    between AIG and The Bank of New York ........        agrees to file with the Commission a copy of
                                                                         any instrument defining the rights of holders
                                                                         of the Registrant's long-term debt upon request
                                                                         of the Commission.

Exhibit
Number                      Description                                                Location
------                      -----------                                                --------
  9         Voting Trust Agreement...............................      None.
 10         Material contracts*
                (a)  AIG 1969 Employee Stock Option Plan and           Filed as exhibit to AIG's Registration Statement
                     Agreement Form                                       (File No. 2-44043) and incorporated herein by
                                                                          reference.

                (b)  AIG 1972 Employee Stock Option Plan.........      Filed as exhibit to AIG's Registration Statement
                                                                          (File No. 2-44702) and incorporated herein by
                                                                          reference.

                (c)  AIG 1972 Employee Stock Purchase Plan.......      Filed as exhibit to AIG's Registration Statement
                                                                          (File No. 2-44043) and incorporated herein by
                                                                          reference.

                (d)  AIG 1984 Employee Stock Purchase Plan.......      Filed as exhibit to AIG's Registration Statement
                                                                          (File No. 2-91945) and incorporated herein by
                                                                          reference.

                (e)  AIG 1996 Employee Stock Purchase Plan.......      Filed as exhibit to AIG's Definitive Proxy Statement
                                                                          dated April 2, 1996 (File No. 1-8787) and
                                                                          incorporated herein by reference.

                (f)  AIG 1977 Stock Option and Stock Appreciation
                     Rights Plan.................................      Filed as exhibit to AIG's Registration Statement
                                                                          (File No. 2-59317) and incorporated herein by
                                                                          reference.

                (g)  AIG 1982 Employee Stock Option Plan.........      Filed as exhibit to AIG's Registration Statement
                                                                          (File No. 2-78291) and incorporated herein by
                                                                          reference.

                (h)  AIG 1987 Employee Stock Option Plan.........      Filed as exhibit to AIG's Definitive Proxy Statement
                                                                          dated as of April 6, 1987 (File No. 0-4652) and
                                                                          incorporated herein by reference.

                (i)  AIG 1991 Employee Stock Option Plan.........      Filed as exhibit to AIG's Definitive Proxy Statement
                                                                         dated as of April 4, 1997 (File No. 1-8787) and
                                                                         incorporated herein by reference.

                (j)  AIRCO 1972 Employee Stock Option Plan.......      Incorporated by reference to AIG's Joint
                                                                          Proxy Statement and Prospectus (File No.
                                                                          2-61994).

                (k)  AIRCO 1977 Stock Option and Stock
                     Appreciation Rights Plan....................      Incorporated by reference to AIG's Joint Proxy
                                                                         Statement and Prospectus (File No.2-61994).


                (l)  Purchase Agreement between AIA and
                     Mr. E.S.W. Tse..............................      Filed herewith.

 11         Statement re computation of per share earnings.......      Filed herewith.
 12         Statements re computation of ratios..................      Filed herewith.
 13         Annual report to security holders....................      Not required to be filed.
 18         Letter re change in accounting principles............      None.
 21         Subsidiaries of the Registrant.......................      Filed herewith.
 22         Published report regarding matters submitted to
            vote of security holders ............................      None.

            ----------
            * All material contracts are management contracts or compensatory plans or arrangements.

Exhibit
Number                      Description                                                Location
------                      -----------                                                --------
 23         Consent of Coopers & Lybrand L.L.P...................      Filed herewith.
 24         Power of attorney....................................      Included on the signature page hereof.
 27         Financial Data Schedule..............................      Provided herewith.
 99         Undertakings by the Registrant required by Item 17
            of Form S-3 and Item 21 of Form S-8, deemed to be
            incorporated by reference into AIG's Registration
            Statements on Forms S-3 and S-8 (No. 2-38768,
            No.2-44043, No. 2-45346, No. 2-51498, No. 2-59317,
            No. 2-61858, No. 2-62760, No. 2-64336, No. 2-67600,
            No. 2-72058, No. 2-75874, No. 2-75875, No. 2-78291,
            No. 2-87005, No. 2-82989, No. 2-90756, No. 2-91945,
            No. 2-95589, No. 2- 97439, No. 33-8495, No. 33-13874,
            No. 33-18073, No. 33-25291, No. 33-41643, No.
            33-48996, No. 33-57250, No. 33-60327, No. 33-60827,
            No. 33-62821, No. 333-21365 and No. 333-48639) ......      Filed herewith.