Form 10-Q
period 1998-03-31
AMERICAN INTERNATIONAL GROUP INC
filed 1998-05-14
CIK 5272

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

             FOR THE TRANSITION PERIOD FROM           TO

         FOR QUARTER ENDED MARCH 31, 1998 COMMISSION FILE NUMBER 1-8787

                             ---------------------

                       AMERICAN INTERNATIONAL GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       DELAWARE                                                13-2592361
   (STATE OR OTHER JURISDICTION OF INCORPORATION OR              (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
                     ORGANIZATION)
          70 PINE STREET, NEW YORK, NEW YORK                                      10270
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

                       YES  [ X ]                NO  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998: 699,633,609.

================================================================================

                       AMERICAN INTERNATIONAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                               MARCH 31,      DECEMBER 31,
                                                                  1998            1997
                                                              ------------    ------------
                                                              (UNAUDITED)
ASSETS:
  Investments and cash:
     Fixed maturities:
       Bonds available for sale, at market value (amortized
          cost: 1998 -- $37,458,939; 1997 -- $36,568,360)...  $ 38,841,366    $ 38,077,792
       Bonds held to maturity, at amortized cost (market
          value: 1998 -- $12,976,893;
          1997 -- $13,365,703)..............................    12,259,891      12,530,315
       Bonds trading securities, at market value (cost:
          1998 -- $736,554; 1997 -- $699,614)...............       754,673         718,548
       Preferred stocks, at amortized cost (market value:
          1998 -- $541,271; 1997 -- $530,705)...............       237,185         239,331
     Equity securities:
       Common stocks (cost: 1998 -- $4,539,712;
          1997 -- $4,625,433)...............................     5,506,883       5,209,274
       Non-redeemable preferred stocks (cost:
          1998 -- $160,145; 1997 -- $138,412)...............       168,535         138,745
     Mortgage loans on real estate, policy and collateral
       loans -- net.........................................     8,050,313       7,919,764
     Financial services assets:
       Flight equipment primarily under operating leases,
          net of accumulated depreciation
          (1998 -- $1,736,914; 1997 -- $1,657,313)..........    15,060,998      14,438,074
       Securities available for sale, at market value (cost:
          1998 -- $7,751,728; 1997 -- $9,145,244)...........     7,758,373       9,145,317
       Trading securities, at market value..................     4,805,414       3,974,561
       Spot commodities, at market value....................       465,934         459,517
       Unrealized gain on interest rate and currency swaps,
          options and forward transactions..................     7,547,075       7,422,290
       Trading assets.......................................     5,734,246       6,715,486
       Securities purchased under agreements to resell,
          at contract value.................................     6,353,295       4,551,191
     Other invested assets..................................     5,768,594       4,681,423
     Short-term investments, at cost (approximates market
       value)...............................................     3,514,585       3,332,542
     Cash...................................................       145,138          86,917
                                                              ------------    ------------
            Total investments and cash......................   122,972,498     119,641,087
  Investment income due and accrued.........................     1,437,650       1,368,404
  Premiums and insurance balances receivable -- net.........    11,292,908      10,282,987
  Reinsurance assets........................................    16,206,870      16,110,521
  Deferred policy acquisition costs.........................     6,698,716       6,592,506
  Investments in partially-owned companies..................     1,098,910       1,121,173
  Real estate and other fixed assets, net of accumulated
     depreciation (1998 -- $1,507,705;
     1997 -- $1,512,617)....................................     2,329,995       2,342,187
  Separate and variable accounts............................     4,457,976       3,993,971
  Other assets..............................................     2,888,330       2,517,851
                                                              ------------    ------------
            Total assets....................................  $169,383,853    $163,970,687
                                                              ============    ============

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               MARCH 31,      DECEMBER 31,
                                                                  1998            1997
                                                              ------------    ------------
                                                              (UNAUDITED)
LIABILITIES:
  Reserve for losses and loss expenses......................  $ 33,645,718    $ 33,400,160
  Reserve for unearned premiums.............................     8,972,491       8,739,006
  Future policy benefits for life and accident and health
     insurance contracts....................................    25,037,666      24,502,005
  Policyholders' contract deposits..........................    10,606,447      10,323,112
  Other policyholders' funds................................     2,372,319       2,352,514
  Reserve for commissions, expenses and taxes...............     1,918,714       1,739,945
  Insurance balances payable................................     2,359,527       1,702,578
  Funds held by companies under reinsurance treaties........       350,821         336,585
  Income taxes payable:
     Current................................................       597,268         585,375
     Deferred...............................................       606,363         470,706
  Financial services liabilities:
     Borrowings under obligations of guaranteed investment
       agreements...........................................     7,870,337       8,000,326
     Securities sold under agreements to repurchase, at
       contract value.......................................     3,752,875       2,706,310
     Trading liabilities....................................     4,672,803       5,366,421
     Securities and spot commodities sold but not yet
       purchased, at market value...........................     6,178,593       5,171,680
     Unrealized loss on interest rate and currency swaps,
       options and forward transactions.....................     5,857,810       5,979,571
     Deposits due to banks and other depositors.............       957,560         972,423
     Commercial paper.......................................     2,699,271       2,208,167
     Notes, bonds and loans payable.........................    12,308,405      12,608,891
  Commercial paper..........................................     1,237,179       1,166,740
  Notes, bonds, loans and mortgages payable.................     1,188,870       1,276,521
  Separate and variable accounts............................     4,457,976       3,993,971
  Other liabilities.........................................     6,368,500       5,966,553
                                                              ------------    ------------
            Total liabilities...............................   144,017,513     139,569,560
                                                              ------------    ------------

  Preferred shareholders' equity in subsidiary company......       400,000         400,000
                                                              ------------    ------------

CAPITAL FUNDS:
  Common stock, $2.50 par value: 1,000,000,000 shares
     authorized; shares issued 1998 -- 759,121,536;
     1997 -- 759,121,505....................................     1,897,804       1,897,804
  Additional paid-in capital................................        98,545         105,689
  Retained earnings.........................................    23,755,644      22,920,991
  Accumulated other comprehensive income....................       310,917         172,141
  Treasury stock, at cost; 1998 -- 59,487,927;
     1997 -- 59,603,224 shares of common stock..............    (1,096,570)     (1,095,498)
                                                              ------------    ------------
            Total capital funds.............................    24,966,340      24,001,127
                                                              ------------    ------------
            Total liabilities and capital funds.............  $169,383,853    $163,970,687
                                                              ============    ============

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                    THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
General insurance operations:
Net premiums written........................................  $3,381,363    $3,313,944
Change in unearned premium reserve..........................    (143,149)     (319,965)
                                                              ----------    ----------
Net premiums earned.........................................   3,238,214     2,993,979
Net investment income.......................................     501,243       451,071
Realized capital gains......................................      70,278        49,318
                                                              ----------    ----------
                                                               3,809,735     3,494,368
                                                              ----------    ----------
Losses and loss expenses incurred...........................   2,465,049     2,303,551
Underwriting expenses.......................................     648,725       571,644
                                                              ----------    ----------
                                                               3,113,774     2,875,195
                                                              ----------    ----------
Operating income............................................     695,961       619,173
                                                              ----------    ----------
Life insurance operations:
Premium income..............................................   2,377,602     2,301,174
Net investment income.......................................     751,764       679,342
Realized capital gains (losses).............................      (3,486)        8,162
                                                              ----------    ----------
                                                               3,125,880     2,988,678
                                                              ----------    ----------
Death and other benefits....................................     973,870       895,528
Increase in future policy benefits..........................   1,154,830     1,166,584
Acquisition and insurance expenses..........................     587,771       572,374
                                                              ----------    ----------
                                                               2,716,471     2,634,486
                                                              ----------    ----------
Operating income............................................     409,409       354,192
                                                              ----------    ----------
Financial services operating income.........................     187,085       133,359
Equity in income of minority-owned insurance operations.....      25,504        25,720
Other realized capital losses...............................     (11,383)       (7,091)
Minority interest...........................................     (18,331)      (10,658)
Other income (deductions) -- net............................     (29,439)      (18,419)
                                                              ----------    ----------
Income before income taxes..................................   1,258,806     1,096,276
                                                              ----------    ----------
Income taxes -- Current.....................................     326,024       276,723
            -- Deferred.....................................      46,250        38,618
                                                              ----------    ----------
                                                                 372,274       315,341
                                                              ----------    ----------
Net income..................................................  $  886,532    $  780,935
                                                              ==========    ==========
Earnings per common share:
  Basic.....................................................  $     1.27    $     1.11
                                                              ==========    ==========
  Diluted...................................................  $     1.26    $     1.10
                                                              ==========    ==========
Cash dividends per common share.............................  $     0.10    $    0.066
                                                              ==========    ==========
Average shares outstanding:
  Basic.....................................................     699,516       704,259
                                                              ----------    ----------
  Diluted...................................................     702,982       707,211
                                                              ----------    ----------

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                    CONSOLIDATED STATEMENT OF CAPITAL FUNDS
                                 (IN THOUSANDS)

                                                                 MARCH 31,
                                                                   1998
                                                                -----------
                                                                (UNAUDITED)
Common stock:
  Balance at beginning of year..............................    $ 1,897,804
                                                                -----------
  Balance at end of period..................................      1,897,804
                                                                -----------
Additional paid-in capital:
  Balance at beginning of year..............................        105,689
     Excess of cost over proceeds of common stock issued
       under stock option and stock purchase plans..........         (9,916)
     Other..................................................          2,772
                                                                -----------
  Balance at end of period..................................         98,545
                                                                -----------
Retained Earnings:
  Balance at beginning of year..............................     22,920,991
     Net income.............................................        886,532    $   886,532
     Cash dividends to shareholders -- common...............        (51,879)
                                                                -----------
  Balance at end of period..................................     23,755,644
                                                                -----------
Accumulated other comprehensive income:
  Balance at beginning of year..............................        172,141
     Unrealized appreciation of investments -- net of
       reclassification adjustments.........................        330,103        330,103
       Deferred income tax expense on changes...............       (109,111)      (109,111)
     Foreign currency translation adjustments...............        (93,561)       (93,561)
       Applicable income tax benefit on changes.............         11,345         11,345
                                                                -----------    -----------
     Other comprehensive income.............................        138,776        138,776
                                                                -----------    -----------
  Comprehensive income                                                         $ 1,025,308
                                                                               ===========
  Balance at end of period..................................        310,917
                                                                -----------
Treasury stock, at cost:
  Balance at beginning of year..............................     (1,095,498)
     Cost of shares acquired during period..................        (23,414)
     Issued under stock option and stock purchase plans.....         22,219
     Other..................................................            123
                                                                -----------
  Balance at end of period..................................     (1,096,570)
                                                                -----------
Total Capital Funds.........................................    $24,966,340
                                                                ===========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOW
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                    1998            1997
                                                                ------------    ------------
Cash Flows From Operating Activities:
Net Income..................................................    $   886,532     $   780,935
                                                                -----------     -----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Non-cash revenues, expenses, gains and losses included in
     income:
  Change in:
     General and life insurance reserves....................      1,008,627       1,148,476
     Premiums and insurance balances receivable and
       payable -- net.......................................       (352,972)       (452,338)
     Reinsurance assets.....................................        (96,349)       (283,670)
     Deferred policy acquisition costs......................       (106,210)       (159,777)
     Investment income due and accrued......................        (69,246)          2,944
     Funds held under reinsurance treaties..................         14,236         (12,429)
     Other policyholders' funds.............................         19,805           3,685
     Current and deferred income taxes -- net...............         58,143         228,842
     Reserve for commissions, expenses and taxes............        178,769           6,226
     Other assets and liabilities -- net....................       (138,302)         (1,073)
     Trading assets and liabilities -- net..................        287,622          96,855
     Trading securities, at market value....................       (830,853)         21,310
     Spot commodities, at market value......................         (6,417)       (246,127)
     Net unrealized gain on interest rate and currency
       swaps, options and forward transactions..............       (246,546)       (292,875)
     Securities purchased under agreements to resell........     (1,802,104)        (95,929)
     Securities sold under agreements to repurchase.........      1,046,565        (392,695)
     Securities and spot commodities sold but not yet
       purchased, at market value...........................      1,006,913         240,583
  Realized capital gains....................................        (55,409)        (50,389)
  Equity in income of partially-owned companies and other
     invested assets........................................        (76,657)        (34,319)
  Depreciation expenses, principally flight equipment.......        212,637         204,018
  Change in cumulative translation adjustments..............        (93,561)       (115,016)
  Other -- net..............................................         74,434          (5,293)
                                                                -----------     -----------
  Total adjustments.........................................         33,125        (188,991)
                                                                -----------     -----------
Net cash provided by operating activities...................    $   919,657     $   591,944
                                                                -----------     -----------

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                    1998            1997
                                                                ------------    ------------
Cash Flows From Investing Activities:
  Cost of fixed maturities, at amortized cost matured or
     redeemed...............................................    $   329,357     $   428,108
  Cost of bonds, at market sold.............................      3,043,867       2,479,723
  Cost of bonds, at market matured or redeemed..............      1,073,853         707,346
  Cost of equity securities sold............................        690,974         638,538
  Realized capital gains....................................         55,409          50,389
  Purchases of fixed maturities.............................     (5,082,757)     (4,332,108)
  Purchases of equity securities............................       (655,081)       (737,605)
  Mortgage, policy and collateral loans granted.............       (411,013)       (467,118)
  Repayments of mortgage, policy and collateral loans.......        280,464         568,642
  Sales of securities available for sale....................      1,668,712       1,047,866
  Maturities of securities available for sale...............      1,355,985       1,705,535
  Purchases of securities available for sale................     (1,639,772)     (2,363,269)
  Sales of flight equipment.................................        277,810          35,913
  Purchases of flight equipment.............................     (1,037,175)     (1,229,084)
  Net additions to real estate and other fixed assets.......        (64,004)        (25,029)
  Sales or distributions of other invested assets...........        276,769       2,071,444
  Investments in other invested assets......................     (1,084,668)     (2,276,363)
  Change in short-term investments..........................       (182,043)        237,625
  Investments in partially-owned companies..................         (7,392)        (10,695)
                                                                -----------     -----------
Net cash used in investing activities.......................     (1,110,705)     (1,470,142)
                                                                -----------     -----------

Cash Flows From Financing Activities:
  Change in policyholders' contract deposits................        283,335          23,315
  Change in deposits due to banks and other depositors......        (14,863)        (40,019)
  Change in commercial paper................................        561,543         543,137
  Proceeds from notes, bonds, loans and mortgages payable...      1,223,568       2,115,484
  Repayments on notes, bonds, loans and mortgages payable...     (1,614,230)     (1,775,215)
  Proceeds from guaranteed investment agreements............        615,150         587,719
  Maturities of guaranteed investment agreements............       (745,139)       (508,448)
  Proceeds from common stock issued.........................         12,303          11,011
  Cash dividends to shareholders............................        (51,879)        (46,954)
  Acquisition of treasury stock.............................        (23,414)        (14,596)
  Other - net...............................................          2,895           1,282
                                                                -----------     -----------
Net cash provided by financing activities...................        249,269         896,716
                                                                -----------     -----------
Change in cash..............................................         58,221          18,518
Cash at beginning of period.................................         86,917          58,740
                                                                -----------     -----------
Cash at end of period.......................................    $   145,138     $    77,258
                                                                ===========     ===========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

a) These statements are unaudited. In the opinion of management, all adjustments consisting of normal recurring accruals have been made for a fair presentation of the results shown.

b) Earnings per share of American International Group, Inc. (AIG) are based on the weighted average number of common shares outstanding during the period, retroactively adjusted to reflect all stock splits.

    Cash dividends per common share in 1997 reflect the adjustment for a common stock split in the form of a 50 percent common stock dividend paid July 25, 1997. The quarterly dividend rate per common share, commencing with the dividend paid September 19, 1997 is $0.075.

c) Supplemental cash flow information for the three month periods ended March 31, 1998 and 1997 is as follows:

                                                          1998        1997
                                                        --------    --------
                                                           (IN THOUSANDS)
Income taxes paid.....................................  $305,500    $ 81,900
Interest paid.........................................  $349,800    $314,600

d) Statement of Accounting Standards No. 130 "Comprehensive Income" (FASB 130) was adopted by AIG effective January 1, 1998. FASB 130 establishes standards for reporting comprehensive income and its components as part of the statement of changes in capital funds. Such statement is presented herein.

    The reclassification adjustment with respect to available for sale securities was $55.4 million.

e) Derivatives Accounting Policy: AIG Financial Products Corp. and its subsidiaries and AIG Trading Group Inc. and its subsidiaries enter into future, forward, swap and option derivative transactions. These transactions are marked to market. With the exception of the derivatives used in market hedging activities with respect to securities available for sale, at market, the marks to market on all such other derivative transactions are recognized in income currently. The mark to market with respect to derivatives which hedge the market movements of securities available for sale, at market is recognized as a component of unrealized appreciation of investments, net of taxes. When the underlying security is sold, the loss or gain resulting from the hedging derivative transaction is recognized as income in that same period.

f) For further information, refer to the Annual Report on Form 10-K of AIG for the year ended December 31, 1997.

                       AMERICAN INTERNATIONAL GROUP, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONAL REVIEW

General Insurance Operations

General insurance operations for the three month periods ending March 31, 1998, and 1997 were as follows:

(in thousands)
------------------------------------------------------

                                    1998            1997
--------------------------------------------------------
Net premiums written:
  Domestic                   $ 2,266,806      $2,254,153
  Foreign                      1,114,557       1,059,791
--------------------------------------------------------
Total                        $ 3,381,363      $3,313,944
--------------------------------------------------------
Net premiums earned:
  Domestic                   $ 2,165,745      $2,008,157
  Foreign                      1,072,469         985,822
--------------------------------------------------------
Total                        $ 3,238,214      $2,993,979
--------------------------------------------------------
Adjusted underwriting
  profit:
  Domestic                   $     8,898      $   10,973
  Foreign                        115,542         107,811
--------------------------------------------------------
Total                        $   124,440      $  118,784
--------------------------------------------------------
Net investment income:
  Domestic                   $   407,465      $  367,561
  Foreign                         93,778          83,510
--------------------------------------------------------
Total                        $   501,243      $  451,071
--------------------------------------------------------
Operating income before
  realized capital gains:
  Domestic                   $   416,363      $  378,534
  Foreign                        209,320         191,321
--------------------------------------------------------
Total                            625,683         569,855
Realized capital gains            70,278          49,318
--------------------------------------------------------
Operating income             $   695,961      $  619,173
--------------------------------------------------------

     During the first three months of 1998, the net premiums written and net premiums earned in AIG's general insurance operations increased 2.0 percent and
8.2 percent, respectively, from those of 1997.

     Although the commercial insurance market remains highly competitive and excessively capitalized, AIG has been able to sustain growth in various specialty markets. Foreign general insurance operations produced 33.0 percent of the general insurance net premiums written in the first three months of 1998 and
32.0 percent in the same period of 1997.

     In comparing the foreign currency exchange rates used to translate the results of AIG's foreign general operations during the first three months of 1998 to those foreign currency exchange rates used to translate AIG's foreign general results during the same period of 1997, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, when foreign net premiums written were translated into U.S. dollars for the purposes of the preparation of the consolidated financial statements, total general insurance net premiums written were approximately 2.6 percentage points less than they would have been if translated utilizing those foreign currency exchange rates which prevailed during that same period of 1997.

     Net premiums written are initially deferred and earned based upon the terms of the underlying policies. The net unearned premium reserve constitutes deferred revenues which are generally earned ratably over the policy period. Thus, the net unearned premium reserve is not fully recognized as net premiums earned until the end of the policy period.

     The statutory general insurance ratios were as follows:

             ------------------------------------------------------

                                         1998      1997
-------------------------------------------------------
Domestic:
  Loss Ratio                            84.78     86.06
  Expense Ratio                         14.74     13.91
-------------------------------------------------------
Combined Ratio                          99.52     99.97
-------------------------------------------------------
Foreign:
  Loss Ratio                            58.64     58.36
  Expense Ratio                         30.54     30.80
-------------------------------------------------------
Combined Ratio                          89.18     89.16
-------------------------------------------------------
Consolidated:
  Loss Ratio                            76.12     76.94
  Expense Ratio                         19.95     19.31
-------------------------------------------------------
Combined Ratio                          96.07     96.25
-------------------------------------------------------

     Adjusted underwriting profit (operating income less net investment income and realized capital gains) represents statutory underwriting profit adjusted primarily for changes in deferred acquisition costs. The adjusted underwriting profits were $124.4 million in the first three months of 1998 and $118.8 million in the same period of 1997.

     AIG did not incur any catastrophe losses in the first three months of 1998. AIG incurred net losses from catastrophes approximating $16 million in

1997. AIG's gross incurred losses from catastrophes approximated $22 million in 1997.

     AIG's ability to maintain its combined ratio below 100 is primarily attributable to the profitability of AIG's foreign general insurance operations and AIG's emphasis on maintaining its disciplined underwriting, especially in the domestic specialty markets. In addition, AIG does not seek net premium growth where rates do not adequately reflect its assessment of exposures.

     General insurance net investment income in the first three months of 1998 increased 11.1 percent when compared to the same period of 1997. The growth in net investment income in 1998 was attributable to new cash flow for investment and the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     General insurance realized capital gains were $70.3 million in the first three months of 1998 and $49.3 million in 1997. These realized gains resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

     General insurance operating income in the first three months of 1998 increased 12.4 percent when compared to the same period of 1997. The contribution of general insurance operating income to income before income taxes was 55.3 percent in 1998 compared to 56.5 percent in 1997.

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

     AIG's general reinsurance assets amounted to $16.08 billion and resulted from AIG's reinsurance arrangements. Thus, a credit exposure existed at March 31, 1998 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound and, when necessary, AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 1997, approximately 50 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances were collateralized. The remaining 50 percent of the general reinsurance assets were from authorized reinsurers and over 94 percent of such balances are from reinsurers rated A- (excellent) or better, as rated by A.M. Best. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Through March 31, 1998, these distribution percentages have not significantly changed.

     AIG's provision for estimated unrecoverable reinsurance has not changed significantly from December 31, 1997 when AIG had allowances for unrecoverable reinsurance approximating $120 million. At that date, and prior to this allowance, AIG had no significant reinsurance recoverables from any individual reinsurer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

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

     At March 31, 1998, the consolidated general reinsurance assets of $16.08 billion include reinsurance recoverables for paid losses and loss expenses of $1.97 billion and $12.32 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently. It is AIG's belief that the ceded reserves at March 31, 1998 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

     At March 31, 1998, general insurance reserves for losses and loss expenses (loss reserves) amounted to $33.65 billion, an increase of $245.6 million or 0.7 percent from the prior year end, and represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses and minor amounts of discounting related to certain workers' compensation claims. General insurance net loss reserves increased $155.7 million or 0.7 percent to $21.33 billion and represent loss reserves reduced by reinsurance recoverable, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at March 31, 1998. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on such future results of operations.

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

     AIG continues to receive claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (hereinafter referred to collectively as environ-mental claims) and indemnity claims asserting injuries from asbestos. The vast majority of these asbestos and environmental claims emanate from policies written in 1984 and prior years. AIG has established a specialized claims unit which investigates and adjusts all such asbestos and environmental claims. Commencing in 1985, standard policies contained an absolute exclusion for pollution related damage. However, AIG currently underwrites pollution impairment liability insurance on a claims made basis and excluded such claims from the analyses included herein.

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

     In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims with the same degree of reliability as is the case for other types of claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by changes in Superfund and waste dump site coverage issues. Although the estimated liabilities for these claims are subject to a significantly greater margin of error than for other claims, the reserves carried for these claims at March 31, 1998 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. (See the previous discussion on reinsurance collectibility herein.)

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

     A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at March 31, 1998 and 1997 was as follows:

(in millions)
------------------------------------------------------

                               1998                1997
                         -----------------   -----------------
                          GROSS      Net      Gross      Net
--------------------------------------------------------------
Asbestos:
Reserve for losses and
  loss expenses at
  beginning of year      $  842.1   $195.1   $  875.9   $172.3
Losses and loss
  expenses incurred          79.7      6.1      112.2     16.2
Losses and loss
  expenses paid             (73.6)    (8.2)    (142.5)   (15.4)
--------------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period              $  848.2   $193.0   $  845.6   $173.1
--------------------------------------------------------------
Environmental:
Reserve for losses and
  loss expenses at
  beginning of year      $1,467.1   $592.2   $1,427.4   $570.6
Losses and loss
  expenses incurred          89.1     41.4       38.4     12.0
Losses and loss
  expenses paid             (68.7)   (23.9)     (28.5)   (10.2)
--------------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period              $1,487.5   $609.7   $1,437.3   $572.4
--------------------------------------------------------------
Combined:
Reserve for losses and
  loss expenses at
  beginning of year      $2,309.2   $787.3   $2,303.3   $742.9
Losses and loss
  expenses incurred         168.8     47.5      150.6     28.2
Losses and loss
  expenses paid            (142.3)   (32.1)    (171.0)   (25.6)
--------------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period              $2,335.7   $802.7   $2,282.9   $745.5
--------------------------------------------------------------

     The gross and net IBNR included in the reserve for losses and loss expenses at March 31, 1998 and December 31, 1997 were estimated as follows:

(in thousands)
------------------------------------------------------

                               1998                    1997
                       ---------------------   ---------------------
                         GROSS        Net        Gross        Net
--------------------------------------------------------------------
Combined               $1,019,000   $399,920   $1,004,000   $393,900
--------------------------------------------------------------------

     A summary of asbestos and environmental claims count activity for the three month periods ended March 31, 1998 and 1997 was as follows:

---------------------------------------------------------------------------------------------------------------------
                                                        1998                                     1997
                                         -----------------------------------      -----------------------------------
                                         ASBESTOS   ENVIRONMENTAL   Combined      Asbestos   Environmental   Combined
---------------------------------------------------------------------------------------------------------------------
Claims at beginning of year                6,150       17,422        23,572        5,668        17,395        23,063
Claims during period:
  Opened                                     249          880         1,129          331           961         1,292
  Settled                                    (18)        (154)         (172)         (46)         (113)         (159)
  Dismissed or otherwise resolved           (179)      (1,316)       (1,495)        (180)         (494)         (674)
---------------------------------------------------------------------------------------------------------------------
Claims at end of period                    6,202       16,832        23,034        5,773        17,749        23,522
---------------------------------------------------------------------------------------------------------------------

     The average cost per claim settled, dismissed or otherwise resolved for the three month periods ended March 31, 1998 and 1997 was as follows:

------------------------------------------------------

                              1998                  1997
                       ------------------    ------------------
                        GROSS       Net       Gross       Net
---------------------------------------------------------------
Asbestos               $373,600   $41,600    $630,500   $68,100
Environmental            46,700    16,300      47,000    16,800
Combined                 85,400    19,300     205,300    30,700
---------------------------------------------------------------

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

     AIG's survival ratios for involuntary asbestos and environmental claims, separately and combined, were based upon a three year average payment. These ratios at March 31, 1998 and 1997 were as follows:

------------------------------------------------------

                            1998                1997
                       --------------      --------------
                       GROSS     Net       Gross     Net
---------------------------------------------------------
Involuntary survival
  ratios:
  Asbestos               2.2      3.8        2.5      3.5
  Environmental         15.8     16.4       17.3     17.9
  Combined               5.3      9.7        5.9      9.8
---------------------------------------------------------

     AIG's operations are negatively impacted under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company's future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits for 1997 was $15.4 million. Based upon current information, AIG does not anticipate that its net assessment will be significantly different in 1998.

     AIG is also required to participate in various involuntary pools (principally workers' compensation business) which provide insurance coverage for those not able to obtain such coverage in the voluntary markets. This participation is also recorded upon notification, as these amounts cannot reasonably be estimated.

Life Insurance Operations

     Life insurance operations for the three month periods ending March 31, 1998 and 1997 were as follows:

(in thousands)
------------------------------------------------------

                                  1998           1997
---------------------------------------------------------
Premium income:
  Domestic                    $    187,497   $    117,351
  Foreign                        2,190,105      2,183,823
---------------------------------------------------------
Total                         $  2,377,602   $  2,301,174
---------------------------------------------------------
Net investment income:
  Domestic                    $    221,632   $    206,031
  Foreign                          530,132        473,311
---------------------------------------------------------
Total                         $    751,764   $    679,342
---------------------------------------------------------
Operating income before
  realized capital gains
  (losses):
  Domestic                    $     36,002   $     30,292
  Foreign                          376,893        315,738
---------------------------------------------------------
Total                              412,895        346,030
Realized capital gains
  (losses)                          (3,486)         8,162
---------------------------------------------------------
Operating income              $    409,409   $    354,192
---------------------------------------------------------
Life insurance in-force:*
  Domestic                    $ 61,262,723   $ 59,516,720
  Foreign                      385,619,478    377,056,403
---------------------------------------------------------
Total                         $446,882,201   $436,573,123
---------------------------------------------------------

* Amounts presented were as at March 31, 1998 and December 31, 1997, respectively.

     AIG's life insurance operations, demonstrating the strength of its franchise, continued to show growth primarily as a result of overseas operations, particularly in Asia. AIG's life premium income during the first three months of 1998 represented a 3.3 percent increase from the same period in 1997. Foreign life operations produced 92.1 percent and 94.9 percent of the life premium income in 1998 and 1997, respectively.

     As previously discussed, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, for the first three months of 1998, when foreign life premium income was translated into U.S. dollars for purposes of the preparation of the consolidated financial statements, total life premium income was approximately 16.9 percentage points less than it would have been if translated utilizing exchange rates prevailing in 1997.

     Life insurance net investment income increased 10.7 percent during the first three months of 1998. The growth in net investment income was primarily attributable to foreign new cash flow for investment. The new cash flow was generated from life insurance operations and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     The traditional life products, such as whole and term life and endowments, were the major contributors to the growth in foreign premium income and investment income, particularly in Asia, and continue to be the primary source of growth in the life segment. A mixture of traditional, accident and health and financial products are being sold in Japan.

     Life insurance realized capital losses were $3.5 million in 1998 compared to realized capital gains of $8.2 million in 1997. These realized capital gains and losses resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

     Life insurance operating income during the first three months of 1998 increased 15.6 percent to $409.4 million. Excluding realized capital gains and losses from life insurance operating income, the increase would be 19.3 percent. The contribution of life insurance operating income to income before income taxes amounted to 32.5 percent during the first three months of 1998 compared to 32.3 percent in the same period of 1997.

     The risks associated with the traditional life and accident and health products are underwriting risk and investment risk. The risk associated with the financial and investment contract products is investment risk.

     Underwriting risk represents the exposure to loss resulting from the actual policy experience adversely emerging in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses. AIG's life companies limit their maximum underwriting exposure on traditional life insurance of a single life to approximately one million dollars of coverage by using yearly renewable term reinsurance. The life insurance operations have not entered into assumption reinsurance transactions or surplus relief transactions during the two year period ended March 31, 1998.

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

     The asset-liability relationship is appropriately managed in AIG's foreign operations, as it has been throughout AIG's history, even though certain territories lack qualified long-term investments or there are investment restrictions imposed by the local regulatory authorities. For example, in Japan and several Southeast Asia territories, the duration of the investments is often for a shorter period than the effective maturity of such policy liabilities. Therefore, there is a risk that the reinvestment of the proceeds at the maturity of the investments may be at a yield below that of the interest required for the accretion of the policy liabilities. At December 31, 1997, the average duration of the investment portfolio in Japan was 5.7 years, while the related policy liabilities were estimated to be 13.7 years. These durations have not changed significantly during 1998. To maintain an adequate yield to match the interest required over the duration of the liabilities, constant management focus is required to reinvest the proceeds of the maturing securities without sacrificing investment quality. To the extent permitted under local regulation, AIG may invest in qualified longer-term securities outside Japan to achieve a closer matching in both duration and the required yield. AIG is able to manage any asset-liability duration difference through maintenance of sufficient global liquidity and to support any operational shortfall through its international financial network. Domestically, active monitoring assures appropriate asset-liability matching as there are investments available to match the duration and the required yield. (See also the discussion under "Liquidity" herein.)

     AIG uses asset-liability matching as a management tool to determine the composition of the invested assets and marketing strategies. As a part of these strategies, AIG may determine that it is economically advantageous to be temporarily in an unmatched position due to anticipated interest rate or other economic changes.

Financial Services Operations

     Financial services operations for the three month periods ending March 31, 1998 and 1997 were as follows:

(in thousands)
------------------------------------------------------

                                      1998        1997
--------------------------------------------------------
Revenues:
International Lease Finance Corp.   $461,360    $415,588
AIG Financial Products Corp.*        115,851      81,176
AIG Trading Group Inc.*               76,640      78,352
Other                                 85,108     112,207
--------------------------------------------------------
Total                               $738,959    $687,323
--------------------------------------------------------
Operating income:
International Lease Finance Corp.   $103,528    $ 84,427
AIG Financial Products Corp.          67,733      42,211
AIG Trading Group Inc.                22,024      14,261
Other, including intercompany
  adjustments                         (6,200)     (7,540)
--------------------------------------------------------
Total                               $187,085    $133,359
--------------------------------------------------------

*Represents net trading revenues.

     Financial services operating income increased 40.3 percent in the first three months of 1998 over 1997.

     Financial services operating income represented 14.9 percent of AIG's income before income taxes in the first three months of 1998. This compares to
12.2 percent in the same period of 1997.

     International Lease Finance Corporation (ILFC) generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in the first three months of 1998 increased 11.0 percent from 1997. The revenue growth resulted primarily from the growth both in the size and relative cost of the fleet and the increase in the number of aircraft sold. Approximately 20 percent of ILFC's operating lease revenues are derived from U.S. and Canadian airlines. During the first three months of 1998, operating income increased 22.6 percent from 1997. The composite borrowing rates during the first three months of 1998 and 1997 were 6.29 percent and 6.20 percent, respectively. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     ILFC is exposed to loss through non-performance of aircraft lessees, through owning aircraft which it would be unable to sell or re-lease at acceptable rates at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At March 31, 1998, there were 304 aircraft subject to operating leases. At March 31, 1998, three aircraft were not leased and of these, one aircraft has been committed for sale. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     AIG Financial Products Corp. and its subsidiaries (AIGFP) participate in the derivatives dealer market conducting, primarily as principal, an interest rate, currency, equity and credit derivative products business. AIGFP also enters into structured transactions including long-dated forward foreign exchange contracts, option transactions, liquidity facilities and investment agreements and invests in a diversified portfolio of securities. AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than from speculative transactions. Revenues in the first three months of 1998 increased 42.7 percent from the same period of 1997. During the first three months of 1998, operating income increased 60.5 percent from the same period of 1997. As AIGFP is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein.)

     AIG Trading Group Inc. and its subsidiaries (AIGTG) derive a substantial portion of their revenues from market making and trading activities, as principals, in foreign exchange, interest rates and precious and base metals. Revenues in the first three months of 1998 decreased 2.2 percent from the same period of 1997. During the first three months of 1998, operating income increased 54.4 percent from the same period of 1997. As AIGTG is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein.)

OTHER OPERATIONS

     In the first three months of 1998, AIG's equity in income of minority-owned insurance operations was $25.5 million compared to $25.7 million in the same period of 1997. In the first three months of 1998, the equity interest in insurance companies represented 2.0 percent of income before income taxes compared to 2.3 percent in the same period of 1997.

     Other realized capital losses amounted to $11.4 million and $7.1 million in 1998 and 1997, respectively.

     Minority interest represents minority shareholders' equity in income of certain consolidated subsidiaries. In the first three months of 1998, minority interest amounted to $18.3 million. In the first three months of 1997, minority interest amounted to $10.7 million.

     Other income (deductions) -- net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially-owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In the first three months of 1998, net deductions amounted to $29.4 million. In the same period of 1997, net deductions amounted to $18.4 million.

     Income before income taxes amounted to $1.26 billion in the first three months of 1998, and $1.10 billion in the same period of 1997.

     In the first three months of 1998, AIG recorded a provision for income taxes of $372.3 million compared to the provision of $315.3 million in the same period of 1997. These provisions represent effective tax rates of 29.6 percent in the first three months of 1998, and 28.8 percent in the same period of 1997.

     Net income amounted to $886.5 million in the first three months of 1998, and $780.9 million in the same period of 1997. The increases in net income over the periods resulted from those factors described above.

CAPITAL RESOURCES

     At March 31, 1998, AIG had total capital funds of $24.97 billion and total borrowings of $25.30 billion. At that date, $22.69 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

     Total borrowings and borrowings not guaranteed or matched at March 31, 1998 and December 31, 1997 were as follows:
(in thousands)
------------------------------------------------------

                                  1998           1997
---------------------------------------------------------
GIAs -- AIGFP                  $ 7,870,337    $ 8,000,326
---------------------------------------------------------
Commercial Paper:
  Funding                          315,547        307,997
  ILFC(a)                        2,699,271      2,208,167
  AICCO                            888,583        833,647
  Universal Finance Company
    (UFC)(a)                        33,049         25,096
---------------------------------------------------------
  Total                          3,936,450      3,374,907
---------------------------------------------------------
Medium Term Notes:
  ILFC(a)                        2,983,365      2,896,865
  AIG                              219,725        248,225
---------------------------------------------------------
  Total                          3,203,090      3,145,090
---------------------------------------------------------
Notes and Bonds Payable:
  ILFC(a)                        3,900,000      3,950,000
  AIGFP                          4,537,996      4,858,706
  AIG: Lire bonds                  159,067        159,067
       Zero coupon notes            93,704         91,179
---------------------------------------------------------
  Total                          8,690,767      9,058,952
---------------------------------------------------------
Loans and Mortgages Payable:
  ILFC(a)(b)                       887,044        903,320
  SPC Credit Limited (SPC)(a)      493,999        538,988
  AIG                              222,375        239,062
---------------------------------------------------------
  Total                          1,603,418      1,681,370
---------------------------------------------------------
Total Borrowings                25,304,062     25,260,645
---------------------------------------------------------

---------------------------------------------------------
                                  1998           1997
Borrowings not guaranteed by
  AIG                           10,996,728     10,522,436
Matched GIA borrowings           7,870,337      8,000,326
Matched notes and bonds
  payable -- AIGFP               3,820,094      3,754,420
---------------------------------------------------------
                                22,687,159     22,277,182
---------------------------------------------------------
Remaining borrowings of AIG    $ 2,616,903    $ 2,983,463
---------------------------------------------------------

(a)AIG does not guarantee or support these borrowings.
(b)Capital lease obligations.

     During the first three months of 1998, AIGFP decreased the aggregate principal amount outstanding of its notes and bonds payable to $4.54 billion, a net decrease of $320.7 million and decreased its net GIA borrowings by $130.0 million. AIGFP uses the proceeds from the issuance of notes and bonds to invest in a segregated portfolio of securities available for sale, although these funds may be temporarily invested in securities purchased under agreements to resell. Funds received from GIA borrowings are invested in a diversified portfolio of securities and derivative transactions. (See also the discussions under "Operational Review," "Liquidity" and "Derivatives" herein.)

     AIG Funding, Inc. (Funding), through the issuance of commercial paper, fulfills the short-term cash requirements of AIG and its non-insurance subsidiaries. Funding intends to continue to meet AIG's funding requirements through the issuance of commercial paper guaranteed by AIG. This issuance of Funding's commercial paper is subject to the approval of AIG's Board of Directors. ILFC, A.I. Credit Corp. (AICCO) and UFC, a consumer finance subsidiary in Taiwan, issue commercial paper for the funding of their own operations. AIG does not guarantee AICCO's, ILFC's or UFC's commercial paper. However, AIG has entered into an agreement in support of AICCO's commercial paper. From time to time, AIGFP may issue commercial paper, which AIG guarantees, to fund its operations. At March 31, 1998, AIGFP had no commercial paper outstanding. (See also the discussion under "Derivatives" herein.)

     AIG and Funding have entered into two syndicated revolving credit facilities (the Facilities) aggregating $1 billion. The Facilities consist of a $500 million 364 day revolving credit facility and a $500 million five year revolving credit facility. The Facilities can be used for general corporate purposes and also provide backup for AIG's commercial paper programs administered by Funding. There are currently no borrowings outstanding under either of the Facilities, nor were any borrowings outstanding as of March 31, 1998.

     At March 31, 1998, ILFC had increased the aggregate principal amount outstanding of its medium term and term notes to $6.88 billion, a net increase of $36.5 million, and recorded a net decline in its capital lease obligations of $16.3 million and a net increase in its commercial paper of $491.1 million. At March 31, 1998, ILFC had $2.02 billion in aggregate principal amount of debt securities registered for issuance from time to time. The proceeds of ILFC's debt financing are primarily used to purchase flight equipment, including progress payments during the construction phase. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. (See also the discussions under "Operational Review" and "Liquidity" herein.)

     During the first three months of 1998, AIG issued $11.5 million principal amount of Medium Term Notes and $40.0 million of previously issued notes matured. At March 31, 1998 AIG had $527.3 million in aggregate principal amount of debt securities registered for issuance from time to time.

     AIG's capital funds increased $965.2 million during the first three months of 1998. Unrealized appreciation of investments, net of taxes increased $221.0 million. During the first three months of 1998, the cumulative translation adjustment loss, net of taxes, increased $82.2 million. The changes from period to period with respect to the unrealized appreciation of investments, net of taxes and the cumulative translation adjustment loss, net of taxes were primarily impacted by the economic situation in Japan and Southeast Asia and the general strength of the U.S. dollar against most currencies in which AIG conducts operations. (See also the discussion under "Operational Review" and "Liquidity" herein.) Retained earnings increased $834.7 million, resulting from net income less dividends.

     During the period from January 1, 1998 through April 30, 1998, AIG repurchased 200,000 shares of its common stock in the open market at a cost of $21.2 million. AIG intends to continue to buy its common shares in the open market to satisfy its obligations under various employee benefit plans and, depending on market conditions, for other corporate purposes.

     Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At March 31, 1998, there were no significant statutory or regulatory issues which would impair AIG's financial condition, results of operations or liquidity. To AIG's knowledge, no AIG company is on any regulatory or similar "watch list." (See also the discussion under "Liquidity" herein.)

     The National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company's statutory surplus to the risk inherent in its overall operations. At December 31, 1997, the adjusted capital of each of AIG's domestic general companies and of each of AIG's domestic life companies exceeded each of their RBC standards by considerable margins. There has been no significant change through March 31, 1998.

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

     At March 31, 1998, AIG's consolidated invested assets included approximately $3.66 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first three months of 1998 amounted to approximately $919.7 million.

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

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG's insurance operations generated over $1.5 billion in pre-tax cash flow during the first three months of 1998. Cash flow includes periodic premium collections, including policyholders' contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits, acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance investment operations generated approximately $1.3 billion in investment income cash flow during the first three months of 1998. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains.

     The combined insurance pre-tax operating cash flow coupled with the cash and short-term investments of $3.3 billion provided the insurance operations with a significant amount of liquidity during the first three months of 1998. This liquidity is available to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy loans and collateral loans. This liquidity coupled with proceeds of over $5 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase nearly $6 billion of fixed income securities and marketable equity securities during the first three months of 1998.

     The following table is a summary of AIG's invested assets by significant segment, including investment income due and accrued and real estate, at March 31, 1998 and December 31, 1997:

(dollars in thousands)
--------------------------------------------------------------------------------

                                                        March 31, 1998                            December 31, 1997
                                                  ---------------------------                ---------------------------
                                                    INVESTED         Percent                   Invested         Percent
                                                     ASSETS          of Total                   Assets          of Total
------------------------------------------------------------------------------------------------------------------------
General insurance                                 $ 33,334,631         26.5%                 $ 31,844,084         26.0%
Life insurance                                      41,882,509         33.3                    41,046,969         33.5
Financial services                                  49,929,551         39.7                    48,899,127         39.9
Other                                                  669,325          0.5                       661,701          0.6
------------------------------------------------------------------------------------------------------------------------
Total                                             $125,816,016        100.0%                 $122,451,881        100.0%
------------------------------------------------------------------------------------------------------------------------

INSURANCE INVESTED ASSETS

The following tables summarize the composition of AIG's insurance invested assets by insurance seg-ment, including investment income due and accrued and real estate, at March 31, 1998 and December 31, 1997:

(dollars in thousands)
--------------------------------------------------------------------------------

                                                                                                   PERCENT DISTRIBUTION
                                                                                       PERCENT     ---------------------
             MARCH 31, 1998                 GENERAL         LIFE           TOTAL       OF TOTAL    DOMESTIC     FOREIGN
------------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
  Available for sale, at market value(a)  $11,427,925    $28,036,373    $39,464,298      52.5%        39.0%       61.0%
  Held to maturity, at amortized cost(b)   12,497,076             --     12,497,076      16.6        100.0          --
Equity securities, at market value(c)       3,483,206      1,973,027      5,456,233       7.3         43.6        56.4
Mortgage loans on real estate, policy
  and
  collateral loans                             51,114      6,266,461      6,317,575       8.4         38.2        61.8
Short-term investments, including time
  deposits, and cash                        1,174,812      2,090,855      3,265,667       4.3         29.8        70.2
Real estate                                   397,911        953,582      1,351,493       1.8         17.0        83.0
Investment income due and accrued             526,309        884,184      1,410,493       1.9         40.6        59.4
Other invested assets                       3,776,278      1,678,027      5,454,305       7.2         80.0        20.0
------------------------------------------------------------------------------------------------------------------------
Total                                     $33,334,631    $41,882,509    $75,217,140     100.0%        51.6%       48.4%
------------------------------------------------------------------------------------------------------------------------

(a)Includes $754,673 of bonds trading securities, at market value.
(b)Includes $237,185 of preferred stock, at amortized cost.
(c)Includes $141,399 of preferred stock, at market value.

(dollars in thousands)
--------------------------------------------------------------------------------

                                                                                                   Percent Distribution
                                                                                       Percent     ---------------------
           December 31, 1997                General         Life           Total       of Total    Domestic     Foreign
------------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
  Available for sale, at market value(a)  $11,326,246    $27,340,210    $38,666,456      53.0%        37.8%       62.2%
  Held to maturity, at amortized cost(b)   12,769,646             --     12,769,646      17.5        100.0          --
Equity securities, at market value(c)       3,314,603      1,815,849      5,130,452       7.0         43.5        56.5
Mortgage loans on real estate, policy
  and collateral loans                         50,297      6,147,606      6,197,903       8.5         39.0        61.0
Short-term investments, including time
  deposits, and cash                          616,683      2,409,353      3,026,036       4.2         33.1        66.9
Real estate                                   401,995        979,543      1,381,538       1.9         16.8        83.2
Investment income due and accrued             528,164        817,348      1,345,512       1.9         39.7        60.3
Other invested assets                       2,836,450      1,537,060      4,373,510       6.0         76.7        23.3
------------------------------------------------------------------------------------------------------------------------
Total                                     $31,844,084    $41,046,969    $72,891,053     100.0%        51.0%       49.0%
------------------------------------------------------------------------------------------------------------------------

(a)Includes $718,548 of bonds trading securities, at market value.
(b)Includes $239,331 of preferred stock, at amortized cost.
(c)Includes $111,609 of preferred stock, at market value.

     Generally, insurance regulations restrict the types of assets in which an insurance company may invest.

     With respect to fixed maturities, AIG's general strategy is to invest in high quality securities while maintaining diversification to avoid significant exposure to issuer, industry and/or country concentra-tions. With respect to general insurance, AIG's strategy is to invest in longer duration fixed maturities to maximize the yields at the date of purchase. With respect to life insurance, AIG's strategy is to produce cash flows required to meet maturing insurance liabilities (See also the discussion under "Operational
Review: Life Insurance Operations" herein.)

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

     At March 31, 1998, approximately 53.7 percent of the fixed maturities investments were domestic securities. Approximately 41 percent of such domestic securities were rated AAA. Approximately nine percent were below investment grade or not rated.

     A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At March 31, 1998, approximately 27 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 10 percent were below investment grade or not rated at that date.

     At March 31, 1998, approximately five percent of the fixed maturities portfolio was Collateralized Mortgage Obligations (CMOs), including minor amounts with respect to Commercial Mortgage Backed Securities. All of the CMOs were investment grade and approximately 55 percent of the CMOs were backed by various U.S. government agencies. CMOs are exposed to interest rate risk as the duration and ultimate realized yield would be affected by the accelerated prepayments of the underlying mortgages. There were no interest only or principal only CMOs at March 31, 1998.

     Any fixed income security may be subject to downgrade for a variety of reasons subsequent to any balance sheet date. There have been no significant downgrades as of May 1, 1998.

     AIG invests in equities for reasons including diversifying its overall exposure to interest rate risk. Equity securities are subject to declines in fair value. Such declines in fair value are presented as components of capital funds in unrealized appreciation of investments, net of taxes.

     Mortgage loans on real estate, policy and collateral loans comprised 8.4 percent of AIG's insurance invested assets at March 31, 1998. AIG's insurance operations' holdings of real estate mortgages amounted to $2.54 billion of which
35.5 percent was domestic. At March 31, 1998, no domestic mortgages and only a nominal amount of foreign mortgages were in default. It is AIG's practice to maintain a maximum loan to value ratio of 75 percent at loan origination. At March 31, 1998, AIG's insurance holdings of collateral loans amounted to $1.06 billion, all of which were foreign. It is AIG's strategy to enter into mortgage and collateral loans as an adjunct primarily to life insurance fixed maturity investments. AIG's policy loans increased from $2.67 billion at December 31, 1997 to $2.72 billion at March 31, 1998. Nearly all of this increase relates to corporate-owned life insurance products.

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

     AIG calculated the VaR with respect to the net fair value of each of AIG's insurance segments as of December 31, 1997. Through March 31, 1998, the economic facts and circumstances have not significantly changed. Therefore, the VaR at December 31, 1997 was representative of a VaR at March 31, 1998. This calculation used the variance-covariance (delta-normal) methodology. The calculation also used daily historical interest and foreign currency exchange rates and equity prices in the two years ending December 31, 1997. The VaR model estimated the volatility of each of these rates and equity prices and the correlation among them. For interest rates, each country's yield curve was constructed using eleven separate points on this curve to model possible curve movements. Inter-country correlations were also used. The redemption experience of municipal and corporate fixed maturities and mortgage securities was taken into account as well as the use of financial modeling. Thus, the VaR measured the sensitivity of the asset and the liability portfolios to each of the aforementioned market risk exposures. Each sensitivity was estimated separately to capture the market exposures within each insurance segment. These sensitivities were then applied to a data base which contained both historical ranges of movements in all market factors and the correlations among them. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value at a confidence level of 95 percent for a time period of one month. At December 31, 1997 the VaR of AIG's insurance segments was approximately $520 million for general insurance and $799 million for life insurance.

     The following table presents the VaR of each component of market risk for each of AIG's insurance segments as of December 31, 1997. VaR with respect to combined operations cannot be derived by aggregating the individual risk or segment amounts presented herein.

(in millions)
--------------------------------------------------------------------------------

                        MARKET RISK                           GENERAL INSURANCE    LIFE INSURANCE
-------------------------------------------------------------------------------------------------
Interest rate                                                      $235.6              $779.3
Currency                                                             25.9                84.9
Equity                                                              354.5               120.1
-------------------------------------------------------------------------------------------------

FINANCIAL SERVICES INVESTED ASSETS

     The following table is a summary of the composition of AIG's financial services invested assets at March 31, 1998 and December 31, 1997. (See also the discussions under "Operational Review: Financial Services Operations," "Capital Resources" and "Derivatives" herein.)

(dollars in thousands)
--------------------------------------------------------------------------------

                                                                      1998                           1997
                                                            -------------------------      -------------------------
                                                             INVESTED        Percent        Invested        Percent
                                                              ASSETS         of Total        Assets         of Total
--------------------------------------------------------------------------------------------------------------------
Flight equipment primarily under operating leases, net of
  accumulated depreciation                                  $15,060,998        30.2%       $14,438,074        29.5%
Unrealized gain on interest rate and currency swaps,
  options and forward transactions                            7,547,075        15.1          7,422,290        15.2
Securities available for sale, at market value                7,758,373        15.6          9,145,317        18.7
Trading securities, at market value                           4,805,414         9.6          3,974,561         8.1
Securities purchased under agreements to resell, at
  contract value                                              6,353,295        12.7          4,551,191         9.3
Trading assets                                                5,734,246        11.5          6,715,486        13.8
Spot commodities, at market value                               465,934         0.9            459,517         0.9
Other, including short-term investments                       2,204,216         4.4          2,192,691         4.5
--------------------------------------------------------------------------------------------------------------------
Total                                                       $49,929,551       100.0%       $48,899,127       100.0%
--------------------------------------------------------------------------------------------------------------------

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During the first three months of 1998, ILFC acquired flight equipment costing $1.04 billion.

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

     Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At March 31, 1998, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $509.0 million of these securities. There were no securities deemed below investment grade at March 31, 1998. There have been no significant downgrades through May 1, 1998. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

     AIGTG conducts, as principal, market making and trading activities in foreign exchange, interest rates and precious and base metals. AIGTG owns inventories in the commodities in which it trades and may reduce the exposure to market risk through the use of swaps, forwards, futures and option contracts. AIGTG uses derivatives to manage the economic exposure of its various trading positions and transactions from adverse movements of interest rates, foreign currency exchange rates and commod-ity prices. AIGTG supports its trading activities largely through trading liabilities, unrealized losses on swaps, short-term borrowings, securities sold under agreements to repurchase and securities and commodities sold but not yet purchased. (See also the discussions under "Capital Resources" and "Derivatives" herein.)

     The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at March 31, 1998 were as follows:

(in thousands)
--------------------------------------------------------------------------------

                                                                GROSS         GROSS
                                                              UNREALIZED    UNREALIZED
                                                                GAINS         LOSSES
--------------------------------------------------------------------------------------
Securities available for sale, at market value                $ 267,030     $  260,386
Unrealized gain/loss on interest rate and currency swaps,
  options and forward transactions(a)(b)                      7,547,075      5,857,810
Trading assets                                                5,813,331      3,799,336
Spot commodities, at market value                                41,924             --
Trading liabilities                                                  --      3,164,773
Securities and spot commodities sold but not yet purchased,
  at market value                                               209,032             --
--------------------------------------------------------------------------------------

(a)These amounts are also presented as the respective balance sheet amounts.
(b)At March 31, 1998, AIGTG's replacement values with respect to interest rate and currency swaps were $666.1 million.

     AIGFP's interest rate risk on securities available for sale, at market, is managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At March 31, 1998, the unrealized gains and losses remaining after the benefit of the offsets were $11.7 million and $5.1 million, respectively.

     Trading securities and spot commodities, at market value, and securities and spot commodities sold but not yet purchased, at market value are marked to market daily with the unrealized gain or loss being recognized in income at that time. These securities and spot commodities are held to meet the short-term risk management objectives of AIGFP and AIGTG.

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

     AIGFP and AIGTG are both exposed to the risk of loss of fair value. Sensitivity analysis is the statistical technique utilized to measure this exposure. Such analysis is performed and presented separately for AIGFP and AIGTG as AIG manages these operations separately.

     AIGFP and AIGTG used the sensitivity analysis model to measure the potential loss in fair value of market risk sensitive instruments of each of their respective portfolios. This potential loss in fair value results from selected hypothetical changes in interest and foreign currency exchange rates, equity prices and/or other market rates or prices over time.

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

     In each of these models, the market risks of AIGFP and AIGTG have been classified as changes in the level of either interest rates, foreign currency exchange rates, equity prices or commodity prices and the respective volatility of each. For each risk, four sensitivities were calculated under four scenarios with respect to the fair values of the portfolios at March 31, 1998. The four scenarios consisted of uniformly increasing or decreasing the relevant market rates or prices by 10 percent; and uniformly increasing or decreasing the relevant market volatility by 10 percent. For a given risk, the sensitivity presented herein was the largest potential loss in fair value assuming trade settlement under the most adverse of the four scenarios that could result in one day.

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

     The following table presents the one day exposure to the potential loss in fair value of each component of AIGFP's market risk as of March 31, 1998 under the most adverse scenario as mentioned above:

(in millions)
------------------------------------------------------

                                           MARKET RISK
------------------------------------------------------
Interest rate                                    $ 9.0
Currency                                          31.3
Equity                                             8.4
------------------------------------------------------

     The following table presents the one day exposure to potential loss in fair value of each component of AIGTG's market risk as of March 31, 1998 under the most adverse scenario as discussed above:

(in millions)
------------------------------------------------------

                                           MARKET RISK
------------------------------------------------------
Interest rate                                     $3.2
Currency                                           4.2
Commodity                                          0.9
------------------------------------------------------

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

     The following tables provide the notional and contractual amounts of AIGFP's and AIGTG's derivatives transactions at March 31, 1998 and December 31, 1997.

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

     The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at March 31, 1998 and December 31, 1997:

(in thousands)
--------------------------------------------------------------------------------

                                                                    REMAINING LIFE
                                ---------------------------------------------------------------------------------------
                                    ONE        TWO THROUGH     SIX THROUGH     AFTER TEN       TOTAL          TOTAL
                                   YEAR         FIVE YEARS      TEN YEARS        YEARS          1998           1997
-----------------------------------------------------------------------------------------------------------------------
Interest rate, currency and
  equity/commodity swaps and
  swaptions:
Notional amount:
  Interest rate swaps           $60,673,000    $83,104,000     $48,706,000    $ 9,643,000   $202,126,000   $200,491,000
  Currency swaps                  8,901,000     29,078,000     12,510,000       5,385,000     55,874,000     54,748,000
  Swaptions and equity swaps      1,874,000      3,170,000      3,899,000       1,296,000     10,239,000     11,217,000
-----------------------------------------------------------------------------------------------------------------------
Total                           $71,448,000    $115,352,000    $65,115,000    $16,324,000   $268,239,000   $266,456,000
-----------------------------------------------------------------------------------------------------------------------
Futures and forward contracts:
Exchange traded futures
  contracts contractual amount  $ 5,415,000             --             --              --   $  5,415,000   $  4,411,000
-----------------------------------------------------------------------------------------------------------------------
Over the counter forward
  contracts contractual amount  $15,575,000             --             --              --   $ 15,575,000   $ 13,271,000
-----------------------------------------------------------------------------------------------------------------------

     AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At March 31, 1998 and December 31, 1997, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
--------------------------------------------------------------------------------

                                                                NET REPLACEMENT VALUE
                                                           -------------------------------
                                                           SWAPS AND        FUTURES AND         TOTAL         TOTAL
                                                           SWAPTIONS     FORWARD CONTRACTS       1998          1997
----------------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                      $1,678,058         $   778         $1,678,836    $2,326,502
  AA                                                       3,173,673           18,251          3,191,924     2,311,104
  A                                                          951,617              675            952,292     1,165,410
  BBB                                                        834,164               --            834,164       608,495
  Below investment grade                                     173,451               --            173,451       289,563
----------------------------------------------------------------------------------------------------------------------
Total                                                      $6,810,963         $19,704         $6,830,667    $6,701,074
----------------------------------------------------------------------------------------------------------------------

     At March 31, 1998 and December 31, 1997, the counterparty breakdown by industry with re-spect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
--------------------------------------------------------------------------------

                                                                NET REPLACEMENT VALUE
                                                           -------------------------------
                                                           SWAPS AND        FUTURES AND         TOTAL         TOTAL
                                                           SWAPTIONS     FORWARD CONTRACTS       1998          1997
----------------------------------------------------------------------------------------------------------------------
Non-U.S. banks                                             $2,404,022         $18,866         $2,422,888    $2,263,305
Insured municipalities                                       726,983               --            726,983       757,514
U.S. industrials                                             498,949               --            498,949       514,041
Governmental                                                 633,818               --            633,818       677,230
Non-U.S. financial service companies                          52,512               --             52,512        64,787
Non-U.S. industrials                                         948,600               --            948,600     1,034,792
Special purpose                                              465,705               --            465,705       163,109
U.S. banks                                                   340,863               --            340,863       584,915
U.S. financial service companies                             552,977              838            553,815       433,710
Supranationals                                               186,534               --            186,534       207,671
----------------------------------------------------------------------------------------------------------------------
Total                                                      $6,810,963         $19,704         $6,830,667    $6,701,074
----------------------------------------------------------------------------------------------------------------------

     The following tables provide the contractual and notional amounts of AIGTG's derivatives portfolio at March 31, 1998 and December 31, 1997. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the March 31, 1998 balances based upon the expected timing of the future cash flows.

     The gross replacement values presented represent the sum of the estimated positive fair values of all of AIGTG's derivatives contracts at March 31, 1998 and December 31, 1997. These values do not represent the credit risk to AIGTG.

     Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss.

     The following tables present AIGTG's derivatives portfolio and the associated credit exposure, if applicable, by maturity and type of derivative at March 31, 1998 and December 31, 1997:

(in thousands)
--------------------------------------------------------------------------------

                                                      REMAINING LIFE
                                   -----------------------------------------------------
                                       ONE        TWO THROUGH   SIX THROUGH   AFTER TEN       TOTAL          TOTAL
                                       YEAR       FIVE YEARS     TEN YEARS      YEARS          1998           1997
----------------------------------------------------------------------------------------------------------------------
Contractual amount of futures,
  forwards and options:
  Exchange traded futures and
    options                        $ 19,019,435   $2,214,957    $   25,448    $       --   $ 21,259,840   $ 24,579,298
----------------------------------------------------------------------------------------------------------------------
  Forwards                         $263,004,803   $13,572,198   $1,330,734    $       --   $277,907,735   $267,959,285
----------------------------------------------------------------------------------------------------------------------
  Over the counter purchased
    options                        $ 46,408,622   $14,355,943   $4,955,298    $1,013,480   $ 66,733,343   $ 60,273,754
----------------------------------------------------------------------------------------------------------------------
  Over the counter sold
    options(a)                     $ 47,775,582   $8,481,589    $  859,249    $   40,431   $ 57,156,851   $ 58,189,846
----------------------------------------------------------------------------------------------------------------------
Notional amount:
  Interest rate swaps and forward
    rate agreements                $ 59,550,741   $16,441,442   $2,908,933    $  230,797   $ 79,131,913   $ 77,502,650
  Currency swaps                        636,116    5,041,373     1,130,562            --      6,808,051      6,489,333
  Swaptions                             385,946    1,606,364       342,431       320,911      2,655,652      1,633,988
----------------------------------------------------------------------------------------------------------------------
Total                              $ 60,572,803   $23,089,179   $4,381,926    $  551,708   $ 88,595,616   $ 85,625,971
----------------------------------------------------------------------------------------------------------------------
Credit exposure:
  Futures, forwards, swaptions
    and purchased options
    contracts and interest rate
    and currency swaps:
  Gross replacement value          $  6,839,716   $1,272,178    $  314,990    $   26,181   $  8,453,065   $ 11,019,717
  Master netting arrangements        (4,105,257)    (430,402)      (84,234)       (9,290)    (4,629,183)    (5,798,311)
  Collateral                           (210,578)     (73,117)      (14,367)           --       (298,062)      (224,678)
----------------------------------------------------------------------------------------------------------------------
Net replacement value(b)           $  2,523,881   $  768,659    $  216,389    $   16,891   $  3,525,820   $  4,996,728
----------------------------------------------------------------------------------------------------------------------

(a) Sold options obligate AIGTG to buy or sell the underlying item if the option purchaser chooses to exercise. The amounts do not represent credit exposure.

(b) The net replacement values with respect to exchange traded futures and options, forward contracts, swaptions and purchased over the counter options are presented as a component of trading assets in the accompanying balance sheet. The net replacement values with respect to interest rate and currency swaps are presented as a component of unrealized gain on interest rate and currency swaps, options and forward transactions in the accompanying balance sheet.

     AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At March 31, 1998 and December 31, 1997, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in thousands)
--------------------------------------------------------------------------------

                                                                   NET REPLACEMENT VALUE
                                                                ----------------------------
                                                                   1998              1997
--------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                           $  496,080        $  752,741
  AA                                                             1,610,159         2,503,289
  A                                                                752,227         1,023,650
  BBB                                                              351,110           342,695
  Below investment grade                                           108,422            98,425
  Not externally rated, including exchange traded futures
    and options*                                                   207,822           275,928
--------------------------------------------------------------------------------------------
Total                                                           $3,525,820        $4,996,728
--------------------------------------------------------------------------------------------
Counterparty breakdown by industry:
  Non-U.S. banks                                                $1,369,791        $2,685,998
  U.S. industrials                                                 187,236           163,484
  Governmental                                                     103,752           135,269
  Non-U.S. financial service companies                             264,050           260,412
  Non-U.S. industrials                                             238,792           167,835
  U.S. banks                                                       477,082           560,388
  U.S. financial service companies                                 677,295           747,414
  Exchanges*                                                       207,822           275,928
--------------------------------------------------------------------------------------------
Total                                                           $3,525,820        $4,996,728
--------------------------------------------------------------------------------------------

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

     AIG adopted all requirements of FASB 128 at December 31, 1997 and all prior period information has been restated.

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 130 "Reporting

Comprehensive Income" (FASB 130) and Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" (FASB 131).

     FASB 130 establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. FASB 130 is effective for AIG as of January 1, 1998 and has been adopted herein. FASB 130 had no impact on AIG's results of operations, financial condition or liquidity.

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

     In January 1998, AIG purchased the 76.1 percent of the outstanding shares of SELIC Holdings, Ltd. (SELIC) which AIG did not own. Prior to the purchase of these shares, SELIC's operations were accounted for on an equity basis and presented as a component of equity in income of minority-owned insurance operations. Subsequent to the acquisition, SELIC was consolidated as a component of general insurance operations.

PART II -- OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
        See accompanying Exhibit Index.

     (b)  Reports on Form 8-K
        During the three months ended March 31, 1998, there was a current report on Form 8-K dated February 10, 1998 filed, which reported the Press Release of that date with respect to the earnings of AIG for the year ended December 31, 1997.

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

                                            AMERICAN INTERNATIONAL GROUP, INC.

                                          --------------------------------------
                                                       (Registrant)

                                                 /s/ HOWARD I. SMITH

                                          --------------------------------------
                                                     Howard I. Smith
                                             Executive Vice President, Chief
                                            Financial Officer and Comptroller

Dated: May 14, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION                                LOCATION
-------                           -----------                                --------
 2        Plan of acquisition, reorganization, arrangement,
          liquidation or succession...................................  None
 4        Instruments defining the rights of security holders,
          including indentures........................................  Not required to be filed.
10        Material contracts..........................................  None
11        Statement re computation of per share earnings..............  Filed herewith.
12        Statement re computation of ratios..........................  Filed herewith.
15        Letter re unaudited interim financial information...........  None
18        Letter re change in accounting principles...................  None
19        Report furnished to security holders........................  None
22        Published report regarding matters submitted to vote of
          security holders............................................  None
23        Consents of experts and counsel.............................  None
24        Power of attorney...........................................  None
27        Financial Data Schedule.....................................  Provided herewith.
99        Additional exhibits.........................................  None