Form 10-Q/A
period 1998-03-31
AMERICAN INTERNATIONAL GROUP INC
filed 1998-05-28
CIK 5272

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A

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
                                                              ============    ============

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                    THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
General insurance operations:
Net premiums written........................................  $3,381,363    $3,313,944
Change in unearned premium reserve..........................    (143,149)     (319,965)
                                                              ----------    ----------
Net premiums earned.........................................   3,238,214     2,993,979
Net investment income.......................................     501,243       451,071
Realized capital gains......................................      70,278        49,318
                                                              ----------    ----------
                                                               3,809,735     3,494,368
                                                              ----------    ----------
Losses and loss expenses incurred...........................   2,465,049     2,303,551
Underwriting expenses.......................................     648,725       571,644
                                                              ----------    ----------
                                                               3,113,774     2,875,195
                                                              ----------    ----------
Operating income............................................     695,961       619,173
                                                              ----------    ----------
Life insurance operations:
Premium income..............................................   2,377,602     2,301,174
Net investment income.......................................     751,764       679,342
Realized capital gains (losses).............................      (3,486)        8,162
                                                              ----------    ----------
                                                               3,125,880     2,988,678
                                                              ----------    ----------
Death and other benefits....................................     973,870       895,528
Increase in future policy benefits..........................   1,154,830     1,166,584
Acquisition and insurance expenses..........................     587,771       572,374
                                                              ----------    ----------
                                                               2,716,471     2,634,486
                                                              ----------    ----------
Operating income............................................     409,409       354,192
                                                              ----------    ----------
Financial services operating income.........................     187,085       133,359
Equity in income of minority-owned insurance operations.....      25,504        25,720
Other realized capital losses...............................     (11,383)       (7,091)
Minority interest...........................................     (18,331)      (10,658)
Other income (deductions) -- net............................     (29,439)      (18,419)
                                                              ----------    ----------
Income before income taxes..................................   1,258,806     1,096,276
                                                              ----------    ----------
Income taxes -- Current.....................................     326,024       276,723
            -- Deferred.....................................      46,250        38,618
                                                              ----------    ----------
                                                                 372,274       315,341
                                                              ----------    ----------
Net income..................................................  $  886,532    $  780,935
                                                              ==========    ==========
Earnings per common share:
  Basic.....................................................  $     1.27    $     1.11
                                                              ==========    ==========
  Diluted...................................................  $     1.26    $     1.10
                                                              ==========    ==========
Cash dividends per common share.............................  $    0.075    $    0.066
                                                              ==========    ==========
Average shares outstanding:
  Basic.....................................................     699,516       704,259
                                                              ----------    ----------
  Diluted...................................................     702,982       707,211
                                                              ----------    ----------

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

Dated: May 27, 1998

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