Form 10-Q
period 1998-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 1998-08-14
CIK 5272

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

             FOR THE TRANSITION PERIOD FROM           TO

         FOR QUARTER ENDED JUNE 30, 1998 COMMISSION FILE NUMBER 1-8787

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

                       YES  [ X ]                NO  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998: 700,001,267. (Adjusting on a pro forma basis, common shares outstanding would have been 1,050,001,900 after reflecting a common stock split in the form of a 50 percent common stock dividend paid July 31, 1998.)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       AMERICAN INTERNATIONAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                JUNE 30,      DECEMBER 31,
                                                                  1998            1997
                                                              ------------    ------------
                                                              (UNAUDITED)
ASSETS:
  Investments and cash:
     Fixed maturities:
       Bonds available for sale, at market value (amortized
          cost: 1998 -- $38,437,198; 1997 -- $36,568,360)...  $ 39,998,093    $ 38,077,792
       Bonds held to maturity, at amortized cost (market
          value: 1998 -- $12,686,092;
          1997 -- $13,365,703)..............................    11,991,025      12,530,315
       Bonds trading securities, at market value (cost:
          1998 -- $773,585; 1997 -- $699,614)...............       791,507         718,548
       Preferred stocks, at amortized cost (market value:
          1998 -- $572,290; 1997 -- $530,705)...............       232,218         239,331
     Equity securities:
       Common stocks (cost: 1998 -- $4,461,662;
          1997 -- $4,625,433)...............................     5,108,222       5,209,274
       Non-redeemable preferred stocks (cost:
          1998 -- $220,124; 1997 -- $138,412)...............       227,558         138,745
     Mortgage loans on real estate, policy and collateral
       loans -- net.........................................     8,278,255       7,919,764
     Financial services assets:
       Flight equipment primarily under operating leases,
          net of accumulated depreciation
          (1998 -- $1,857,230; 1997 -- $1,657,313)..........    16,035,894      14,438,074
       Securities available for sale, at market value (cost:
          1998 -- $7,681,350; 1997 -- $9,145,244)...........     7,686,970       9,145,317
       Trading securities, at market value..................     5,875,223       3,974,561
       Spot commodities, at market value....................       365,608         459,517
       Unrealized gain on interest rate and currency swaps,
          options and forward transactions..................     8,060,799       7,422,290
       Trading assets.......................................     6,497,672       6,715,486
       Securities purchased under agreements to resell,
          at contract value.................................     7,690,933       4,551,191
     Other invested assets..................................     5,797,925       4,681,423
     Short-term investments, at cost (approximates market
       value)...............................................     3,772,939       3,332,542
     Cash...................................................       162,854          86,917
                                                              ------------    ------------
            Total investments and cash......................   128,573,695     119,641,087
  Investment income due and accrued.........................     1,613,057       1,368,404
  Premiums and insurance balances receivable -- net.........    11,512,725      10,282,987
  Reinsurance assets........................................    16,134,201      16,110,521
  Deferred policy acquisition costs.........................     6,801,252       6,592,506
  Investments in partially-owned companies..................     1,141,286       1,121,173
  Real estate and other fixed assets, net of accumulated
     depreciation (1998 -- $1,565,904;
     1997 -- $1,512,617)....................................     2,333,692       2,342,187
  Separate and variable accounts............................     5,063,969       3,993,971
  Other assets..............................................     2,929,344       2,517,851
                                                              ------------    ------------
            Total assets....................................  $176,103,221    $163,970,687
                                                              ============    ============

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                JUNE 30,      DECEMBER 31,
                                                                  1998            1997
                                                              ------------    ------------
                                                              (UNAUDITED)
LIABILITIES:
  Reserve for losses and loss expenses......................  $ 33,913,832    $ 33,400,160
  Reserve for unearned premiums.............................     9,204,004       8,739,006
  Future policy benefits for life and accident and health
     insurance contracts....................................    25,869,309      24,502,005
  Policyholders' contract deposits..........................    11,168,502      10,323,112
  Other policyholders' funds................................     2,336,715       2,352,514
  Reserve for commissions, expenses and taxes...............     2,097,075       1,739,945
  Insurance balances payable................................     1,998,597       1,702,578
  Funds held by companies under reinsurance treaties........       331,008         336,585
  Income taxes payable:
     Current................................................       552,088         585,375
     Deferred...............................................       597,349         470,706
  Financial services liabilities:
     Borrowings under obligations of guaranteed investment
       agreements...........................................     8,543,659       8,000,326
     Securities sold under agreements to repurchase, at
       contract value.......................................     4,694,009       2,706,310
     Trading liabilities....................................     4,879,728       5,366,421
     Securities and spot commodities sold but not yet
       purchased, at market value...........................     6,980,492       5,171,680
     Unrealized loss on interest rate and currency swaps,
       options and forward transactions.....................     5,859,944       5,979,571
     Deposits due to banks and other depositors.............       962,161         972,423
     Commercial paper.......................................     3,331,517       2,208,167
     Notes, bonds and loans payable.........................    12,733,857      12,608,891
  Commercial paper..........................................     1,253,137       1,166,740
  Notes, bonds, loans and mortgages payable.................     1,379,273       1,276,521
  Separate and variable accounts............................     5,063,969       3,993,971
  Other liabilities.........................................     6,223,537       5,966,553
                                                              ------------    ------------
            Total liabilities...............................   149,973,762     139,569,560
                                                              ------------    ------------

  Preferred shareholders' equity in subsidiary company......       400,000         400,000
                                                              ------------    ------------

CAPITAL FUNDS:
  Common stock, $2.50 par value: 2,000,000,000 shares
     authorized; shares issued 1998 -- 759,121,536;
     1997 -- 759,121,505....................................     1,897,804       1,897,804
  Additional paid-in capital................................        87,873         105,689
  Retained earnings.........................................    24,645,131      22,920,991
  Accumulated other comprehensive income....................       173,387         172,141
  Treasury stock, at cost; 1998 -- 59,120,269;
     1997 -- 59,603,224 shares of common stock..............    (1,074,736)     (1,095,498)
                                                              ------------    ------------
            Total capital funds.............................    25,729,459      24,001,127
                                                              ------------    ------------
            Total liabilities and capital funds.............  $176,103,221    $163,970,687
                                                              ============    ============

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                  SIX MONTHS                  THREE MONTHS
                                                ENDED JUNE 30,               ENDED JUNE 30,
                                           -------------------------    ------------------------
                                              1998           1997          1998          1997
                                           -----------    ----------    ----------    ----------
General insurance operations:
Net premiums written.....................  $ 6,998,633    $6,856,889    $3,617,270    $3,542,945
Change in unearned premium reserve.......     (378,520)     (648,797)     (235,371)     (328,832)
                                           -----------    ----------    ----------    ----------
Net premiums earned......................    6,620,113     6,208,092     3,381,899     3,214,113
Net investment income....................    1,002,749       902,951       501,506       451,880
Realized capital gains...................       96,356        78,599        26,078        29,281
                                           -----------    ----------    ----------    ----------
                                             7,719,218     7,189,642     3,909,483     3,695,274
                                           -----------    ----------    ----------    ----------
Losses and loss expenses incurred........    5,039,947     4,741,855     2,574,898     2,438,304
Underwriting expenses....................    1,299,291     1,212,944       650,566       641,300
                                           -----------    ----------    ----------    ----------
                                             6,339,238     5,954,799     3,225,464     3,079,604
                                           -----------    ----------    ----------    ----------
Operating income.........................    1,379,980     1,234,843       684,019       615,670
                                           -----------    ----------    ----------    ----------
Life insurance operations:
Premium income...........................    4,982,427     4,848,790     2,604,825     2,547,616
Net investment income....................    1,560,063     1,405,110       808,299       725,768
Realized capital gains (losses)..........      (14,495)        6,249       (11,009)       (1,913)
                                           -----------    ----------    ----------    ----------
                                             6,527,995     6,260,149     3,402,115     3,271,471
                                           -----------    ----------    ----------    ----------
Death and other benefits.................    2,092,099     1,931,359     1,118,229     1,035,831
Increase in future policy benefits.......    2,323,747     2,368,354     1,168,917     1,201,770
Acquisition and insurance expenses.......    1,258,305     1,219,117       670,534       646,743
                                           -----------    ----------    ----------    ----------
                                             5,674,151     5,518,830     2,957,680     2,884,344
                                           -----------    ----------    ----------    ----------
Operating income.........................      853,844       741,319       444,435       387,127
                                           -----------    ----------    ----------    ----------
Financial services operating income......      405,836       306,949       218,751       173,590
Equity in income of minority-owned
  insurance operations...................       57,127        57,789        31,623        32,069
Other realized capital gains (losses)....       (3,095)      (10,136)        8,288        (3,045)
Minority interest........................      (32,981)      (20,242)      (14,650)       (9,584)
Other income (deductions) -- net.........      (70,211)      (43,851)      (40,772)      (25,432)
                                           -----------    ----------    ----------    ----------
Income before income taxes...............    2,590,500     2,266,671     1,331,694     1,170,395
                                           -----------    ----------    ----------    ----------
Income taxes -- Current..................      631,444       608,408       305,420       331,685
              -- Deferred................      130,513        50,833        84,263        12,215
                                           -----------    ----------    ----------    ----------
                                               761,957       659,241       389,683       343,900
                                           -----------    ----------    ----------    ----------
Net income...............................  $ 1,828,543    $1,607,430    $  942,011    $  826,495
                                           ===========    ==========    ==========    ==========
Earnings per common share*
  Basic..................................  $      1.74    $     1.52    $     0.90    $     0.78
                                           ===========    ==========    ==========    ==========
  Diluted................................  $      1.73    $     1.52    $     0.89    $     0.78
                                           ===========    ==========    ==========    ==========
Cash dividends per common share*.........  $      0.10    $    0.089    $    0.050    $    0.045
                                           ===========    ==========    ==========    ==========
Average shares outstanding*
  Basic..................................    1,049,545     1,054,594     1,049,792     1,053,278
                                           -----------    ----------    ----------    ----------
  Diluted................................    1,054,760     1,059,409     1,054,999     1,057,899
                                           -----------    ----------    ----------    ----------

---------------

* Share information reflects an adjustment on a pro forma basis for a common stock split in the form of a 50 percent common stock dividend paid July 31, 1998.

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                     SIX MONTHS               THREE MONTHS
                                                   ENDED JUNE 30,            ENDED JUNE 30,
                                              ------------------------    ---------------------
                                                 1998          1997         1998         1997
                                              ----------    ----------    ---------    --------
Net income..................................  $1,828,543    $1,607,430    $ 942,011    $826,495
Other comprehensive income:
  Unrealized appreciation (depreciation) of
     investments - net of reclassification
       adjustments..........................     137,677      (213,576)    (192,426)    214,302
     Deferred income tax (expense) benefit
       on changes...........................     (23,440)       42,582       85,671     (55,503)
  Foreign currency translation
     adjustments............................    (131,591)     (147,744)     (38,030)    (32,728)
     Applicable income tax benefit on
       changes..............................      18,600        36,003        7,255       6,049
                                              ----------    ----------    ---------    --------
Other comprehensive income..................       1,246      (282,735)    (137,530)    132,120
                                              ----------    ----------    ---------    --------
Comprehensive Income........................  $1,829,789    $1,324,695    $ 804,481    $958,615
                                              ==========    ==========    =========    ========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED JUNE 30,
                                                                --------------------------
                                                                   1998           1997
                                                                -----------    -----------
Cash Flows From Operating Activities:
Net Income..................................................    $ 1,828,543    $ 1,607,430
                                                                -----------    -----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Non-cash revenues, expenses, gains and losses included in
     income:
  Change in:
     General and life insurance reserves....................      2,331,039      3,527,406
     Premiums and insurance balances receivable and
       payable -- net.......................................       (933,719)      (320,498)
     Reinsurance assets.....................................        (23,680)      (589,305)
     Deferred policy acquisition costs......................       (208,746)      (487,319)
     Investment income due and accrued......................       (244,653)      (107,125)
     Funds held under reinsurance treaties..................         (5,577)       (40,764)
     Other policyholders' funds.............................        (15,799)       139,271
     Current and deferred income taxes -- net...............         97,225        260,837
     Reserve for commissions, expenses and taxes............        357,130        183,156
     Other assets and liabilities -- net....................       (168,650)       104,928
     Trading assets and liabilities -- net..................       (268,879)      (358,217)
     Trading securities, at market value....................     (1,900,662)      (610,516)
     Spot commodities, at market value......................         93,909       (214,960)
     Net unrealized gain on interest rate and currency
       swaps, options and forward transactions..............       (758,136)       (73,454)
     Securities purchased under agreements to resell........     (3,139,742)      (195,117)
     Securities sold under agreements to repurchase.........      1,987,699     (2,205,220)
     Securities and spot commodities sold but not yet
       purchased, at market value...........................      1,808,812      2,084,957
  Realized capital gains....................................        (78,766)       (74,712)
  Equity in income of partially-owned companies and other
     invested assets........................................       (145,970)       (86,338)
  Depreciation expenses, principally flight equipment.......        438,213        421,479
  Change in cumulative translation adjustments..............       (131,591)      (147,744)
  Other -- net..............................................         82,908         50,993
                                                                -----------    -----------
  Total adjustments.........................................       (827,635)     1,261,738
                                                                -----------    -----------
Net cash provided by operating activities...................    $ 1,000,908    $ 2,869,168
                                                                -----------    -----------

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED JUNE 30,
                                                                --------------------------
                                                                   1998           1997
                                                                -----------    -----------
Cash Flows From Investing Activities:
  Cost of fixed maturities, at amortized cost matured or
     redeemed...............................................    $   631,571    $   635,254
  Cost of bonds, at market sold.............................      5,001,296      5,256,685
  Cost of bonds, at market matured or redeemed..............      1,934,235      1,497,586
  Cost of equity securities sold............................      1,265,516      1,233,887
  Realized capital gains....................................         78,766         74,712
  Purchases of fixed maturities.............................     (8,910,045)    (9,779,903)
  Purchases of equity securities............................     (1,232,660)    (1,365,803)
  Mortgage, policy and collateral loans granted.............     (1,023,862)    (1,007,569)
  Repayments of mortgage, policy and collateral loans.......        665,371        727,195
  Sales of securities available for sale....................      2,099,249      2,511,042
  Maturities of securities available for sale...............      1,819,476      2,474,748
  Purchases of securities available for sale................     (2,476,157)    (3,564,080)
  Sales of flight equipment.................................        380,624        284,790
  Purchases of flight equipment.............................     (2,258,592)    (2,392,791)
  Net additions to real estate and other fixed assets.......       (149,569)      (181,118)
  Sales or distributions of other invested assets...........        547,052      3,416,136
  Investments in other invested assets......................     (1,537,251)    (3,941,938)
  Change in short-term investments..........................       (440,397)      (347,383)
  Investments in partially-owned companies..................        (28,940)       (22,923)
                                                                -----------    -----------
Net cash used in investing activities.......................     (3,634,317)    (4,491,473)
                                                                -----------    -----------

Cash Flows From Financing Activities:
  Change in policyholders' contract deposits................        845,390        242,540
  Change in deposits due to banks and other depositors......        (10,262)         2,598
  Change in commercial paper................................      1,209,747        815,496
  Proceeds from notes, bonds, loans and mortgages payable...      2,840,865      4,103,943
  Repayments on notes, bonds, loans and mortgages payable...     (2,618,270)    (3,521,326)
  Liquidation of zero coupon notes payable..................             --        (12,235)
  Proceeds from guaranteed investment agreements............      2,552,214      1,766,257
  Maturities of guaranteed investment agreements............     (2,008,881)    (1,401,098)
  Proceeds from common stock issued.........................         22,918         16,868
  Cash dividends to shareholders............................       (104,403)       (93,708)
  Acquisition of treasury stock.............................        (26,981)      (270,985)
  Other - net...............................................          7,009          2,016
                                                                -----------    -----------
Net cash provided by financing activities...................      2,709,346      1,650,366
                                                                -----------    -----------
Change in cash..............................................         75,937         28,061
Cash at beginning of period.................................         86,917         58,740
                                                                -----------    -----------
Cash at end of period.......................................    $   162,854    $    86,801
                                                                ===========    ===========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998

a) These statements are unaudited. In the opinion of management, all adjustments consisting of normal recurring accruals have been made for a fair presentation of the results shown.

b) Earnings per share of American International Group, Inc. (AIG) are based on the weighted average number of common shares outstanding during the period, retroactively adjusted to reflect all stock splits. Following are the net income per share figures, before and after adjustment for the common stock split in the form of a 50 percent common stock dividend paid July 31, 1998:

                                               SIX MONTHS      SECOND QUARTER
                                             --------------    --------------
                                             1998     1997     1998     1997
                                             -----    -----    -----    -----
Pre-split -- basic.........................  $2.61    $2.29    $1.34    $1.18
Post-split -- basic........................  $1.74    $1.52    $0.90    $0.78
Pre-split -- diluted.......................  $2.60    $2.28    $1.34    $1.18
Post-split -- diluted......................  $1.73    $1.52    $0.89    $0.78

    Cash dividends per common share reflect the adjustment for a common stock split in the form of a 50 percent common stock dividend paid July 31, 1998. Following are the dividend per share figures before and after adjustment for the stock split:

                                            SIX MONTHS        SECOND QUARTER
                                         ----------------    ----------------
                                          1998      1997      1998      1997
                                         ------    ------    ------    ------
Pre-split..............................  $0.150    $0.133    $0.075    $0.067
Post-split.............................  $0.100    $0.089    $0.050    $0.045

c) Supplemental cash flow information for the six month periods ended June 30, 1998 and 1997 is as follows:

                                                          1998        1997
                                                        --------    --------
                                                           (IN THOUSANDS)
Income taxes paid.....................................  $631,200    $366,400
Interest paid.........................................  $902,500    $703,000

d) Statement of Accounting Standards No. 130 "Comprehensive Income" (FASB 130) was adopted by AIG effective January 1, 1998. FASB 130 establishes standards for reporting comprehensive income and its components as part of capital funds. Such statement is presented herein.

    The reclassification adjustments with respect to available for sale securities were $23.4 million and $78.8 million for the second quarter and first six months of 1998, respectively.

e) Derivatives Accounting Policy: AIG Financial Products Corp. and its subsidiaries (AIGFP) and AIG Trading Group Inc. and its subsidiaries (AIGTG) enter into future, forward, swap and option derivative transactions. These transactions are marked to market. With the exception of the derivatives used in market hedging activities with respect to securities available for sale, at market, the marks to market on all such other derivative transactions are recognized in income currently. The mark to market with respect to derivatives which hedge the market movements of securities available for sale, at market is recognized as a component of unrealized appreciation of investments, net of taxes. When the underlying security is sold, the loss or gain resulting from the hedging derivative transaction is recognized as income in that same period.

f) In June 1998, FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FASB
    133). This statement requires AIG to recognize all derivatives in the consolidated balance sheet measuring these derivatives at fair value. The recognition of the changes in the fair value of a derivative depends on a number of factors, including the intended use of the derivative. AIGTG and AIGFP account for derivatives as described above. AIG is evaluating the impact of FASB 133 with respect to any of its other derivative transactions that AIG's other operations may engage in. AIG believes that the impact of FASB 133 on its results of operations, financial condition or liquidity will not be significant. FASB 133 is effective for the year commencing January 1, 2000.

g) For further information, refer to the Annual Report on Form 10-K of AIG for the year ended December 31, 1997.

                       AMERICAN INTERNATIONAL GROUP, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONAL REVIEW

General Insurance Operations

General insurance operations for the six month periods ending June 30, 1998, and 1997 were as follows:

(in thousands)
------------------------------------------------------

                                    1998            1997
--------------------------------------------------------
Net premiums written:
  Domestic                    $4,710,277      $4,636,016
  Foreign                      2,288,356       2,220,873
--------------------------------------------------------
Total                         $6,998,633      $6,856,889
--------------------------------------------------------
Net premiums earned:
  Domestic                    $4,493,967      $4,159,980
  Foreign                      2,126,146       2,048,112
--------------------------------------------------------
Total                         $6,620,113      $6,208,092
--------------------------------------------------------
Adjusted underwriting
  profit:
  Domestic                    $    9,490      $   10,173
  Foreign                        271,385         243,120
--------------------------------------------------------
Total                         $  280,875      $  253,293
--------------------------------------------------------
Net investment income:
  Domestic                    $  806,298      $  732,003
  Foreign                        196,451         170,948
--------------------------------------------------------
Total                         $1,002,749      $  902,951
--------------------------------------------------------
Operating income before
  realized capital gains:
  Domestic                    $  815,788      $  742,176
  Foreign                        467,836         414,068
--------------------------------------------------------
Total                          1,283,624       1,156,244
Realized capital gains            96,356          78,599
--------------------------------------------------------
Operating income              $1,379,980      $1,234,843
--------------------------------------------------------

     During the first six months of 1998, the net premiums written and net premiums earned in AIG's general insurance operations increased 2.1 percent and
6.6 percent, respectively, from those of 1997.

     Although the commercial insurance market remains highly competitive and excessively capitalized, AIG has been able to sustain growth in various specialty markets. Foreign general insurance operations produced 32.7 percent of the general insurance net premiums written in the first six months of 1998 and
32.4 percent in the same period of 1997.

     In comparing the foreign currency exchange rates used to translate the results of AIG's foreign general operations during the first six months of 1998 to those foreign currency exchange rates used to translate AIG's foreign general results during the same period of 1997, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, when foreign net premiums written were translated into U.S. dollars for the purposes of the preparation of the consolidated financial statements, total general insurance net premiums written were approximately 2.6 percentage points less than they would have been if translated utilizing those foreign currency exchange rates which prevailed during that same period of 1997.

     Net premiums written are initially deferred and earned based upon the terms of the underlying policies. The net unearned premium reserve constitutes deferred revenues which are generally earned ratably over the policy period. Thus, the net unearned premium reserve is not fully recognized as net premiums earned until the end of the policy period.

     The statutory general insurance ratios were as follows:

             ------------------------------------------------------

                                         1998      1997
-------------------------------------------------------
Domestic:
  Loss Ratio                            85.15     85.68
  Expense Ratio                         14.86     14.44
-------------------------------------------------------
Combined Ratio                         100.01    100.12
-------------------------------------------------------
Foreign:
  Loss Ratio                            57.06     57.49
  Expense Ratio                         29.84     30.69
-------------------------------------------------------
Combined Ratio                          86.90     88.18
-------------------------------------------------------
Consolidated:
  Loss Ratio                            76.13     76.38
  Expense Ratio                         19.76     19.70
-------------------------------------------------------
Combined Ratio                          95.89     96.08
-------------------------------------------------------

     Adjusted underwriting profit (operating income less net investment income and realized capital gains) represents statutory underwriting profit adjusted primarily for changes in deferred acquisition costs. The adjusted underwriting profits were $280.9 million in the first six months of 1998 and $253.3 million in the same period of 1997.

     AIG's results reflect the net impact of incurred losses from catastrophes approximating $27 million and $16 million in 1998 and 1997, respectively.

AIG's gross incurred losses from catastrophes approximated $100 million and $22 million in 1998 and 1997, respectively.

     AIG's ability to maintain its combined ratio below 100 is primarily attributable to the profitability of AIG's foreign general insurance operations and AIG's emphasis on maintaining its disciplined underwriting, especially in the domestic specialty markets. In addition, AIG does not seek net premium growth where rates do not adequately reflect its assessment of exposures.

     General insurance net investment income in the first six months of 1998 increased 11.1 percent when compared to the same period of 1997. The growth in net investment income in 1998 was attributable to new cash flow for investment and the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     General insurance realized capital gains were $96.4 million in the first six months of 1998 and $78.6 million in 1997. These realized gains resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

     General insurance operating income in the first six months of 1998 increased 11.8 percent when compared to the same period of 1997. The contribution of general insurance operating income to income before income taxes was 53.3 percent in 1998 compared to 54.5 percent in 1997.

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

     AIG's general reinsurance assets amounted to $16.01 billion and resulted from AIG's reinsurance arrangements. Thus, a credit exposure existed at June 30, 1998 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound and, when necessary, AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 1997, approximately 50 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances were collateralized. The remaining 50 percent of the general reinsurance assets were from authorized reinsurers and over 94 percent of such balances are from reinsurers rated A- (excellent) or better, as rated by A.M. Best. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Through June 30, 1998, these distribution percentages have not significantly changed.

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

     At June 30, 1998, the consolidated general reinsurance assets of $16.01 billion include reinsurance recoverables for paid losses and loss expenses of $1.59 billion and $12.42 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently. It is AIG's belief that the ceded reserves at June 30, 1998 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

     At June 30, 1998, general insurance reserves for losses and loss expenses (loss reserves) amounted to $33.91 billion, an increase of $513.7 million or 1.5 percent from the prior year end, and represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses and minor amounts of discounting related to certain workers' compensation claims. General insurance net loss reserves increased $325.6 million or 1.5 percent to $21.50 billion and represent loss reserves reduced by reinsurance recoverable, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at June 30, 1998. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on such future results of operations.

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

     In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims with the same degree of reliability as is the case for other types of claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by changes in Superfund and waste dump site coverage issues. Although the estimated liabilities for these claims are subject to a significantly greater margin of error than for other claims, the reserves carried for these claims at June 30, 1998 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. (See the previous discussion on reinsurance collectibility herein.)

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

     A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at June 30, 1998 and 1997 was as follows:

(in millions)
------------------------------------------------------

                               1998                1997
                         -----------------   -----------------
                          GROSS      Net      Gross      Net
--------------------------------------------------------------
Asbestos:
Reserve for losses and
  loss expenses at
  beginning of year      $  842.1   $195.1   $  875.9   $172.3
Losses and loss
  expenses incurred         129.4     20.6      184.1     47.9
Losses and loss
  expenses paid            (142.1)   (25.5)    (208.0)   (31.8)
--------------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period              $  829.4   $190.2   $  852.0   $188.4
--------------------------------------------------------------
Environmental:
Reserve for losses and
  loss expenses at
  beginning of year      $1,467.1   $592.2   $1,427.4   $570.6
Losses and loss
  expenses incurred          92.2     38.2      124.0     56.8
Losses and loss
  expenses paid            (100.7)   (40.3)     (76.2)   (27.8)
--------------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period              $1,458.6   $590.1   $1,475.2   $599.6
--------------------------------------------------------------
Combined:
Reserve for losses and
  loss expenses at
  beginning of year      $2,309.2   $787.3   $2,303.3   $742.9
Losses and loss
  expenses incurred         221.6     58.8      308.1    104.7
Losses and loss
  expenses paid            (242.8)   (65.8)    (284.2)   (59.6)
--------------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period              $2,288.0   $780.3   $2,327.2   $788.0
--------------------------------------------------------------

     The gross and net IBNR included in the reserve for losses and loss expenses at June 30, 1998 and December 31, 1997 were estimated as follows:

(in thousands)
------------------------------------------------------

                              1998                   1997
                       -------------------   ---------------------
                        GROSS       Net        Gross        Net
------------------------------------------------------------------
Combined               $949,000   $362,990   $1,004,000   $393,900
------------------------------------------------------------------

     A summary of asbestos and environmental claims count activity for the six month periods ended June 30, 1998 and 1997 was as follows:

---------------------------------------------------------------------------------------------------------------------
                                                        1998                                     1997
                                         -----------------------------------      -----------------------------------
                                         ASBESTOS   ENVIRONMENTAL   Combined      Asbestos   Environmental   Combined
---------------------------------------------------------------------------------------------------------------------
Claims at beginning of year                6,150       17,422        23,572        5,668        17,395        23,063
Claims during period:
  Opened                                     470        1,606         2,076          657         1,795         2,452
  Settled                                    (28)        (313)         (341)         (65)         (239)         (304)
  Dismissed or otherwise resolved           (323)      (1,982)       (2,305)        (244)         (915)       (1,159)
---------------------------------------------------------------------------------------------------------------------
Claims at end of period                    6,269       16,733        23,002        6,016        18,036        24,052
---------------------------------------------------------------------------------------------------------------------

     The average cost per claim settled, dismissed or otherwise resolved for the six month periods ended June 30, 1998 and 1997 was as follows:

------------------------------------------------------

                              1998                  1997
                       ------------------    -------------------
                        GROSS       Net       Gross       Net
----------------------------------------------------------------
Asbestos               $404,800   $72,600    $673,100   $102,900
Environmental            43,900    17,600      66,000     24,100
Combined                 91,800    24,900     194,300     40,700
----------------------------------------------------------------

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

     AIG's survival ratios for involuntary asbestos and environmental claims, separately and combined, were based upon a three year average payment. These ratios at June 30, 1998 and 1997 were as follows:

------------------------------------------------------

                            1998                1997
                       --------------      --------------
                       GROSS     Net       Gross     Net
---------------------------------------------------------
Involuntary survival
  ratios:
  Asbestos               2.4      3.1        2.9      3.4
  Environmental         16.8     17.5       17.7     19.2
  Combined               5.8      8.8        6.7      9.8
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

Life Insurance Operations

     Life insurance operations for the six month periods ending June 30, 1998 and 1997 were as follows:

(in thousands)
------------------------------------------------------

                                  1998           1997
---------------------------------------------------------
Premium income:
  Domestic                    $    373,527   $    249,236
  Foreign                        4,608,900      4,599,554
---------------------------------------------------------
Total                         $  4,982,427   $  4,848,790
---------------------------------------------------------
Net investment income:
  Domestic                    $    463,049   $    410,284
  Foreign                        1,097,014        994,826
---------------------------------------------------------
Total                         $  1,560,063   $  1,405,110
---------------------------------------------------------
Operating income before
  realized capital gains
  (losses):
  Domestic                    $     73,495   $     61,884
  Foreign                          794,844        673,186
---------------------------------------------------------
Total                              868,339        735,070
Realized capital gains
  (losses)                         (14,495)         6,249
---------------------------------------------------------
Operating income              $    853,844   $    741,319
---------------------------------------------------------
Life insurance in-force:*
  Domestic                    $ 61,758,850   $ 59,516,720
  Foreign                      387,225,073    377,056,403
---------------------------------------------------------
Total                         $448,983,923   $436,573,123
---------------------------------------------------------

* Amounts presented were as at June 30, 1998 and December 31, 1997, respectively.

     AIG's life insurance operations, demonstrating the strength of its franchise, continued to show growth in local currency. AIG's life premium income during the first six months of 1998 represented a 2.8 percent increase in U.S. dollars from the same period in 1997. Foreign life operations produced 92.5 percent and 94.9 percent of the life premium income in 1998 and 1997, respectively.

     As previously discussed, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, for the first six months of 1998, when foreign life premium income was translated into U.S. dollars for purposes of the preparation of the consolidated financial statements, total life premium income was approximately 15.6 percentage points less than it would have been if translated utilizing exchange rates prevailing in 1997.

     Life insurance net investment income increased 11.0 percent during the first six months of 1998. The growth in net investment income was primarily attributable to foreign new cash flow for investment. The new cash flow was generated from life insurance operations and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     The traditional life products, such as whole and term life and endowments, were the major contributors to the growth in investment income as well as local currency premium income. A mixture of traditional, accident and health and financial products are being sold in Japan.

     Life insurance realized capital losses were $14.5 million in 1998 compared to realized capital gains of $6.2 million in 1997. These realized capital gains and losses resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

     Life insurance operating income during the first six months of 1998 increased 15.2 percent to $853.8 million. Excluding realized capital gains and losses from life insurance operating income, the increase would be 18.1 percent. The contribution of life insurance operating income to income before income taxes amounted to 33.0 percent during the first six months of 1998 compared to 32.7 percent in the same period of 1997.

     The risks associated with the traditional life and accident and health products are underwriting risk and investment risk. The risk associated with the financial and investment contract products is investment risk.

     Underwriting risk represents the exposure to loss resulting from the actual policy experience adversely emerging in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses. AIG's life companies limit their maximum underwriting exposure on traditional life insurance of a single life to approximately one million dollars of coverage by using yearly renewable term reinsurance. The life insurance operations have not entered into assumption reinsurance transactions or surplus relief transactions during the two year period ended June 30, 1998.

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

Financial Services Operations

     Financial services operations for the six month periods ending June 30, 1998 and 1997 were as follows:

(in thousands)
------------------------------------------------------

                                    1998          1997
---------------------------------------------------------
Revenues:
International Lease Finance
  Corp.                          $  962,960    $  877,874
AIG Financial Products Corp.*       206,742       190,178
AIG Trading Group Inc.*             195,005       220,124
Other                               165,977       161,736
---------------------------------------------------------
Total                            $1,530,684    $1,449,912
---------------------------------------------------------
Operating income:
International Lease Finance
  Corp.                          $  230,052    $  178,698
AIG Financial Products Corp.        119,346        98,555
AIG Trading Group Inc.               64,113        51,730
Other, including intercompany
  adjustments                        (7,675)      (22,034)
---------------------------------------------------------
Total                            $  405,836    $  306,949
---------------------------------------------------------

* Represents net trading revenues.

     Financial services operating income increased 32.2 percent in the first six months of 1998 over 1997.

     Financial services operating income represented 15.7 percent of AIG's income before income taxes in the first six months of 1998. This compares to
13.5 percent in the same period of 1997.

     International Lease Finance Corporation (ILFC) generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in the first six months of 1998 increased 9.7 percent from 1997. The revenue growth resulted primarily from the growth in the size and relative cost of the fleet, the increase in the number of aircraft sold, and more favorable lease rates due to improved market conditions. Approximately 20 percent of ILFC's operating lease revenues are derived from U.S. and Canadian airlines. During the first six months of 1998, operating income increased 28.7 percent from 1997. The composite borrowing rates during the first six months of 1998 and 1997 were 6.22 percent and 6.32 percent, respectively. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     ILFC is exposed to loss through non-performance of aircraft lessees, through owning aircraft which it would be unable to sell or re-lease at acceptable rates at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At June 30, 1998, there were 325 aircraft subject to operating leases. In addition, one aircraft was not leased. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     AIG Financial Products Corp. and its subsidiaries (AIGFP) participate in the derivatives dealer market conducting, primarily as principal, an interest rate, currency, equity and credit derivative products business. AIGFP also enters into structured transactions including long-dated forward foreign exchange contracts, option transactions, liquidity facilities and investment agreements and invests in a diversified portfolio of securities. AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than from speculative transactions. Revenues in the first six months of 1998 increased 8.7 percent from the same period of 1997. During the first six months of 1998, operating income increased
21.1 percent from the same period of 1997. As AIGFP is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein.)

     AIG Trading Group Inc. and its subsidiaries (AIGTG) derive a substantial portion of their revenues from market making and trading activities, as principals, in foreign exchange, interest rates and precious and base metals. Revenues in the first six months of 1998 decreased 11.4 percent from the same period of 1997. During the first six months of 1998, operating income increased
23.9 percent from the same period of 1997. As AIGTG is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein.)

OTHER OPERATIONS

     In the first six months of 1998, AIG's equity in income of minority-owned insurance operations was $57.1 million compared to $57.8 million in the same period of 1997. In the first six months of 1998, the equity interest in insurance companies represented 2.2 percent of income before income taxes compared to 2.5 percent in the same period of 1997.

     Other realized capital losses amounted to $3.1 million and $10.1 million in 1998 and 1997, respectively.

     Minority interest represents minority shareholders' equity in income of certain consolidated subsidiaries. In the first six months of 1998, minority interest amounted to $33.0 million. In the first six months of 1997, minority interest amounted to $20.2 million.

     Other income (deductions) -- net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially-owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In the first six months of 1998, net deductions amounted to $70.2 million. In the same period of 1997, net deductions amounted to $43.9 million.

     Income before income taxes amounted to $2.59 billion in the first six months of 1998, and $2.27 billion in the same period of 1997.

     In the first six months of 1998, AIG recorded a provision for income taxes of $762.0 million compared to the provision of $659.2 million in the same period of 1997. These provisions represent effective tax rates of 29.4 percent in the first six months of 1998, and 29.1 percent in the same period of 1997.

     Net income amounted to $1.83 billion in the first six months of 1998, and $1.61 billion in the same period of 1997. The increases in net income over the periods resulted from those factors described above.

CAPITAL RESOURCES

     At June 30, 1998, AIG had total capital funds of $25.73 billion and total borrowings of $27.24 billion. At that date, $24.40 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

     Total borrowings and borrowings not guaranteed or matched at June 30, 1998 and December 31, 1997 were as follows:
(in thousands)
------------------------------------------------------

                                  1998           1997
---------------------------------------------------------
GIAs -- AIGFP                  $ 8,543,659    $ 8,000,326
---------------------------------------------------------
Commercial Paper:
  Funding                          487,864        307,997
  ILFC(a)                        3,331,517      2,208,167
  AICCO                            727,166        833,647
  Universal Finance Company
    (UFC)(a)                        38,107         25,096
---------------------------------------------------------
  Total                          4,584,654      3,374,907
---------------------------------------------------------
Medium Term Notes:
  ILFC(a)                        3,049,330      2,896,865
  AIG                              219,725        248,225
---------------------------------------------------------
  Total                          3,269,055      3,145,090
---------------------------------------------------------
Notes and Bonds Payable:
  ILFC(a)                        4,125,000      3,950,000
  AIGFP                          4,702,482      4,858,706
  AIG: Lire bonds                  159,067        159,067
       Zero coupon notes            96,301         91,179
---------------------------------------------------------
  Total                          9,082,850      9,058,952
---------------------------------------------------------
Loans and Mortgages Payable:
  ILFC(a)(b)                       857,044        903,320
  SPC Credit Limited (SPC)(a)      571,263        538,988
  Consumer Finance Group(a)        122,522             --
  AIG                              210,396        239,062
---------------------------------------------------------
  Total                          1,761,225      1,681,370
---------------------------------------------------------
Total Borrowings                27,241,443     25,260,645
---------------------------------------------------------

---------------------------------------------------------
                                  1998           1997
Borrowings not guaranteed by
  AIG                           12,094,783     10,522,436
Matched GIA borrowings           8,543,659      8,000,326
Matched notes and bonds
  payable -- AIGFP               3,764,406      3,754,420
---------------------------------------------------------
                                24,402,848     22,277,182
---------------------------------------------------------
Remaining borrowings of AIG    $ 2,838,595    $ 2,983,463
---------------------------------------------------------

(a)AIG does not guarantee or support these borrowings.
(b)Capital lease obligations.

     During the first six months of 1998, AIGFP decreased the aggregate principal amount outstanding of its notes and bonds payable to $4.70 billion, a net decrease of $156.2 million and increased its net GIA borrowings by $543.3 million. AIGFP uses the proceeds from the issuance of notes and bonds to invest in a segregated portfolio of securities available for sale, although these funds may be temporarily invested in securities purchased under agreements to resell. Funds received from GIA borrowings are invested in a diversified portfolio of securities and derivative transactions. (See also the discussions under "Operational Review," "Liquidity" and "Derivatives" herein.)

     AIG Funding, Inc. (Funding), through the issuance of commercial paper, fulfills the short-term cash requirements of AIG and its non-insurance subsidiaries. Funding intends to continue to meet AIG's funding requirements through the issuance of commercial paper guaranteed by AIG. This issuance of Funding's commercial paper is subject to the approval of AIG's Board of Directors. ILFC, A.I. Credit Corp. (AICCO) and UFC, a consumer finance subsidiary in Taiwan, issue commercial paper for the funding of their own operations. AIG does not guarantee AICCO's, ILFC's or UFC's commercial paper. However, AIG has entered into an agreement in support of AICCO's commercial paper. From time to time, AIGFP may issue commercial paper, which AIG guarantees, to fund its operations. At June 30, 1998, AIGFP had no commercial paper outstanding. (See also the discussion under "Derivatives" herein.)

     AIG and Funding have entered into two syndicated revolving credit facilities (the Facilities) aggregating $1 billion. The Facilities consist of a $500 million 364 day revolving credit facility and a $500 million five year revolving credit facility. The Facilities can be used for general corporate purposes and also provide backup for AIG's commercial paper programs administered by Funding. There are currently no borrowings outstanding under either of the Facilities, nor were any borrowings outstanding as of June 30, 1998.

     At June 30, 1998, ILFC had increased the aggregate principal amount outstanding of its medium term and term notes to $7.17 billion, a net increase of $327.5 million, and recorded a net decline in its capital lease obligations of $46.3 million and a net increase in its commercial paper of $1.12 billion. At June 30, 1998, ILFC had $1.28 billion in aggregate principal amount of debt securities registered for issuance from time to time. The proceeds of ILFC's debt financing are primarily used to purchase flight equipment, including progress payments during the construction phase. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. (See also the discussions under "Operational Review" and "Liquidity" herein.)

     During the first six months of 1998, AIG issued $11.5 million principal amount of Medium Term Notes and $40.0 million of previously issued notes matured. At June 30, 1998 AIG had $527.3 million in aggregate principal amount of debt securities registered for issuance from time to time.

     AIG's capital funds increased $1.73 billion during the first six months of 1998. Unrealized appreciation of investments, net of taxes increased $114.2 million. During the first six months of 1998, the cumulative translation adjustment loss, net of taxes, increased $113.0 million. The changes from period to period with respect to the unrealized appreciation of investments, net of taxes and the cumulative translation adjustment loss, net of taxes were primarily impacted by the economic situation in Japan and Southeast Asia and the general strength of the U.S. dollar against most currencies in which AIG conducts operations. (See also the discussion under "Operational Review" and "Liquidity" herein.) Retained earnings increased $1.72 billion, resulting from net income less dividends.

     During the period from January 1, 1998 through July 31, 1998, AIG repurchased 336,750 shares of its common stock in the open market at a cost of $24.1 million. The shares repurchased have been adjusted for the common stock split in the form of a 50 percent common stock dividend paid July 31, 1998. AIG intends to continue to buy its common shares in the open market to satisfy its obligations under various employee benefit plans and, depending on market conditions, for other corporate purposes.

     Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At June 30, 1998, there were no significant statutory or regulatory issues which would impair AIG's financial condition, results of operations or liquidity. To AIG's knowledge, no AIG company is on any regulatory or similar "watch list." (See also the discussion under "Liquidity" herein.)

     The National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company's statutory surplus to the risk inherent in its overall operations. At December 31, 1997, the adjusted capital of each of AIG's domestic general companies and of each of AIG's domestic life companies exceeded each of their RBC standards by considerable margins. There has been no significant change through June 30, 1998.

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

     At June 30, 1998, AIG's consolidated invested assets included approximately $3.94 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first six months of 1998 amounted to $1.0 billion.

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

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG's insurance operations generated over $4 billion in pre-tax cash flow during the first six months of 1998. Cash flow includes periodic premium collections, including policyholders' contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits, acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance investment operations generated approximately $2.5 billion in investment income cash flow during the first six months of 1998. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains.

     The combined insurance pre-tax operating cash flow coupled with the cash and short-term investments of $3.5 billion provided the insurance operations with a significant amount of liquidity during the first six months of 1998. This liquidity is available to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy loans and collateral loans. This liquidity coupled with proceeds approximating $9 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase nearly $10 billion of fixed income securities and marketable equity securities during the first six months of 1998.

     The following table is a summary of AIG's invested assets by significant segment, including investment income due and accrued and real estate, at June 30, 1998 and December 31, 1997:

(dollars in thousands)
--------------------------------------------------------------------------------

                                                         June 30, 1998                            December 31, 1997
                                                  ---------------------------                ---------------------------
                                                    INVESTED         Percent                   Invested         Percent
                                                     ASSETS          of Total                   Assets          of Total
------------------------------------------------------------------------------------------------------------------------
General insurance                                 $ 33,410,955         25.4%                 $ 31,844,084         26.0%
Life insurance                                      42,885,291         32.6                    41,046,969         33.5
Financial services                                  54,644,699         41.5                    48,899,127         39.9
Other                                                  626,516          0.5                       661,701          0.6
------------------------------------------------------------------------------------------------------------------------
Total                                             $131,567,461        100.0%                 $122,451,881        100.0%
------------------------------------------------------------------------------------------------------------------------

INSURANCE INVESTED ASSETS

The following tables summarize the composition of AIG's insurance invested assets by insurance seg-ment, including investment income due and accrued and real estate, at June 30, 1998 and December 31, 1997:

(dollars in thousands)
--------------------------------------------------------------------------------

                                                                                                   PERCENT DISTRIBUTION
                                                                                       PERCENT     ---------------------
             JUNE 30, 1998                  GENERAL         LIFE           TOTAL       OF TOTAL    DOMESTIC     FOREIGN
------------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
  Available for sale, at market value(a)  $11,694,718    $28,960,586    $40,655,304      53.3%        39.0%       61.0%
  Held to maturity, at amortized cost(b)   12,223,243             --     12,223,243      16.0        100.0          --
Equity securities, at market value(c)       3,482,683      1,661,992      5,144,675       6.7         48.5        51.5
Mortgage loans on real estate, policy
  and
  collateral loans                             52,571      6,434,192      6,486,763       8.5         37.7        62.3
Short-term investments, including time
  deposits, and cash                        1,111,223      2,430,635      3,541,858       4.6         24.9        75.1
Real estate                                   389,426        935,400      1,324,826       1.7         17.2        82.8
Investment income due and accrued             531,145        985,029      1,516,174       2.1         38.3        61.7
Other invested assets                       3,925,946      1,477,457      5,403,403       7.1         79.4        20.6
------------------------------------------------------------------------------------------------------------------------
Total                                     $33,410,955    $42,885,291    $76,296,246     100.0%        51.1%       48.9%
------------------------------------------------------------------------------------------------------------------------

(a)Includes $791,507 of bonds trading securities, at market value.
(b)Includes $232,218 of preferred stock, at amortized cost.
(c)Includes $200,423 of preferred stock, at market value.

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

     At June 30, 1998, approximately 53.1 percent of the fixed maturities investments were domestic securities. Approximately 40 percent of such domestic securities were rated AAA. Approximately 10 percent were below investment grade or not rated.

     A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At June 30, 1998, approximately 19 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 13 percent were below investment grade or not rated at that date.

     At June 30, 1998, approximately five percent of the fixed maturities portfolio was Collateralized Mortgage Obligations (CMOs), including minor amounts with respect to Commercial Mortgage Backed Securities. All of the CMOs were investment grade and approximately 53 percent of the CMOs were backed by various U.S. government agencies. CMOs are exposed to interest rate risk as the duration and ultimate realized yield would be affected by the accelerated prepayments of the underlying mortgages. There were no interest only or principal only CMOs at June 30, 1998.

     Any fixed income security may be subject to downgrade for a variety of reasons subsequent to any balance sheet date. There have been no significant downgrades as of August 1, 1998.

     AIG invests in equities for reasons including diversifying its overall exposure to interest rate risk. Equity securities are subject to declines in fair value. Such declines in fair value are presented as components of capital funds in unrealized appreciation of investments, net of taxes.

     Mortgage loans on real estate, policy and collateral loans comprised 8.5 percent of AIG's insurance invested assets at June 30, 1998. AIG's insurance operations' holdings of real estate mortgages amounted to $2.56 billion of which
35.4 percent was domestic. At June 30, 1998, no domestic mortgages and only a nominal amount of foreign mortgages were in default. It is AIG's practice to maintain a maximum loan to value ratio of 75 percent at loan origination. At June 30, 1998, AIG's insurance holdings of collateral loans amounted to $1.13 billion, all of which were foreign. It is AIG's strategy to enter into mortgage and collateral loans as an adjunct primarily to life insurance fixed maturity investments. AIG's policy loans increased from $2.67 billion at December 31, 1997 to $2.79 billion at June 30, 1998.

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

     AIG calculated the VaR with respect to the net fair value of each of AIG's insurance segments as of December 31, 1997. Through June 30, 1998, the economic facts and circumstances have not significantly changed. Therefore, the VaR at December 31, 1997 was representative of a VaR at June 30, 1998. This calculation used the variance-covariance (delta-normal) methodology. The calculation also used daily historical interest and foreign currency exchange rates and equity prices in the two years ending December 31, 1997. The VaR model estimated the volatility of each of these rates and equity prices and the correlation among them. For interest rates, each country's yield curve was constructed using eleven separate points on this curve to model possible curve movements. Inter-country correlations were also used. The redemption experience of municipal and corporate fixed maturities and mortgage securities was taken into account as well as the use of financial modeling. Thus, the VaR measured the sensitivity of the asset and the liability portfolios to each of the aforementioned market risk exposures. Each sensitivity was estimated separately to capture the market exposures within each insurance segment. These sensitivities were then applied to a data base which contained both historical ranges of movements in all market factors and the correlations among them. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value at a confidence level of 95 percent for a time period of one month. At December 31, 1997 the VaR of AIG's insurance segments was approximately $520 million for general insurance and $799 million for life insurance.

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
-------------------------------------------------------------------------------------------------

FINANCIAL SERVICES INVESTED ASSETS

     The following table is a summary of the composition of AIG's financial services invested assets at June 30, 1998 and December 31, 1997. (See also the discussions under "Operational Review: Financial Services Operations," "Capital Resources" and "Derivatives" herein.)

(dollars in thousands)
--------------------------------------------------------------------------------

                                                                      1998                           1997
                                                            -------------------------      -------------------------
                                                             INVESTED        Percent        Invested        Percent
                                                              ASSETS         of Total        Assets         of Total
--------------------------------------------------------------------------------------------------------------------
Flight equipment primarily under operating leases, net of
  accumulated depreciation                                  $16,035,894        29.3%       $14,438,074        29.5%
Unrealized gain on interest rate and currency swaps,
  options and forward transactions                            8,060,799        14.7          7,422,290        15.2
Securities available for sale, at market value                7,686,970        14.1          9,145,317        18.7
Trading securities, at market value                           5,875,223        10.8          3,974,561         8.1
Securities purchased under agreements to resell, at
  contract value                                              7,690,933        14.1          4,551,191         9.3
Trading assets                                                6,497,672        11.9          6,715,486        13.8
Spot commodities, at market value                               365,608         0.7            459,517         0.9
Other, including short-term investments                       2,431,600         4.4          2,192,691         4.5
--------------------------------------------------------------------------------------------------------------------
Total                                                       $54,644,699       100.0%       $48,899,127       100.0%
--------------------------------------------------------------------------------------------------------------------

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During the first six months of 1998, ILFC acquired flight equipment costing $2.26 billion.

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

     Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At June 30, 1998, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $397.3 million of these securities. There were no securities deemed below investment grade at June 30, 1998. There have been no significant downgrades through August 1, 1998. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

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

     The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at June 30, 1998 were as follows:

(in thousands)
--------------------------------------------------------------------------------

                                                                GROSS         GROSS
                                                              UNREALIZED    UNREALIZED
                                                                GAINS         LOSSES
--------------------------------------------------------------------------------------
Securities available for sale, at market value                $ 289,061     $  283,441
Unrealized gain/loss on interest rate and currency swaps,
  options and forward transactions(a)(b)                      8,060,799      5,859,944
Trading assets                                                5,959,527      3,688,188
Spot commodities, at market value                                    --         52,661
Trading liabilities                                                  --      3,115,902
Securities and spot commodities sold but not yet purchased,
  at market value                                               389,304             --
--------------------------------------------------------------------------------------

(a)These amounts are also presented as the respective balance sheet amounts.
(b)At June 30, 1998, AIGTG's replacement values with respect to interest rate and currency swaps were $717.8 million.

     AIGFP's interest rate risk on securities available for sale, at market, is managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At June 30, 1998, the unrealized gains and losses remaining after the benefit of the offsets were $10.7 million and $5.1 million, respectively.

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

     In each of these models, the market risks of AIGFP and AIGTG have been classified as changes in the level of either interest rates, foreign currency exchange rates, equity prices or commodity prices and the respective volatility of each. For each risk, four sensitivities were calculated under four scenarios with respect to the fair values of the portfolios at June 30, 1998. The four scenarios consisted of uniformly increasing or decreasing the relevant market rates or prices by 10 percent; and uniformly increasing or decreasing the relevant market volatility by 10 percent. For a given risk, the sensitivity presented herein was the largest potential loss in fair value assuming trade settlement under the most adverse of the four scenarios that could result in one day.

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

     The following table presents the one day exposure to the potential loss in fair value of each component of AIGFP's market risk as of June 30, 1998 under the most adverse scenario as mentioned above:

(in millions)
------------------------------------------------------

                                           MARKET RISK
------------------------------------------------------
Interest rate                                   $ 17.6
Currency                                          32.3
Equity                                            13.1
------------------------------------------------------

     The following table presents the one day exposure to potential loss in fair value of each component of AIGTG's market risk as of June 30, 1998 under the most adverse scenario as discussed above:

(in millions)
------------------------------------------------------

                                           MARKET RISK
------------------------------------------------------
Interest rate                                     $2.3
Currency                                           0.1
Commodity                                          2.8
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

     The following tables provide the notional and contractual amounts of AIGFP's and AIGTG's derivatives transactions at June 30, 1998 and December 31, 1997.

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

     The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at June 30, 1998 and December 31, 1997:

(in thousands)
--------------------------------------------------------------------------------

                                                                    REMAINING LIFE
                                ---------------------------------------------------------------------------------------
                                    ONE        TWO THROUGH     SIX THROUGH     AFTER TEN       TOTAL          TOTAL
                                   YEAR         FIVE YEARS      TEN YEARS        YEARS          1998           1997
-----------------------------------------------------------------------------------------------------------------------
Interest rate, currency and
  equity/commodity swaps and
  swaptions:
Notional amount:
  Interest rate swaps           $65,537,000    $83,845,000     $49,561,000    $ 9,507,000   $208,450,000   $200,491,000
  Currency swaps                 10,042,000     32,446,000     11,229,000       4,461,000     58,178,000     54,748,000
  Swaptions and equity swaps      2,836,000      3,088,000      3,724,000       1,449,000     11,097,000     11,217,000
-----------------------------------------------------------------------------------------------------------------------
Total                           $78,415,000    $119,379,000    $64,514,000    $15,417,000   $277,725,000   $266,456,000
-----------------------------------------------------------------------------------------------------------------------
Futures and forward contracts:
Exchange traded futures
  contracts contractual amount  $ 3,345,000             --             --              --   $  3,345,000   $  4,411,000
Over the counter forward
  contracts contractual amount  $17,077,000             --             --              --   $ 17,077,000   $ 13,271,000
-----------------------------------------------------------------------------------------------------------------------

     AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At June 30, 1998 and December 31, 1997, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
--------------------------------------------------------------------------------

                                                                NET REPLACEMENT VALUE
                                                           -------------------------------
                                                           SWAPS AND        FUTURES AND         TOTAL         TOTAL
                                                           SWAPTIONS     FORWARD CONTRACTS       1998          1997
----------------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                      $1,989,189         $   549         $1,989,738    $2,326,502
  AA                                                       3,019,790           12,771          3,032,561     2,311,104
  A                                                        1,112,949           11,472          1,124,421     1,165,410
  BBB                                                        783,103               --            783,103       608,495
  Below investment grade                                     301,177               --            301,177       289,563
----------------------------------------------------------------------------------------------------------------------
Total                                                      $7,206,208         $24,792         $7,231,000    $6,701,074
----------------------------------------------------------------------------------------------------------------------

     At June 30, 1998 and December 31, 1997, the counterparty breakdown by industry with re-spect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
--------------------------------------------------------------------------------

                                                                NET REPLACEMENT VALUE
                                                           -------------------------------
                                                           SWAPS AND        FUTURES AND         TOTAL         TOTAL
                                                           SWAPTIONS     FORWARD CONTRACTS       1998          1997
----------------------------------------------------------------------------------------------------------------------
Non-U.S. banks                                             $2,553,882         $24,243         $2,578,125    $2,263,305
Insured municipalities                                       770,665               --            770,665       757,514
U.S. industrials                                             572,144               --            572,144       514,041
Governmental                                                 725,161               --            725,161       677,230
Non-U.S. financial service companies                         212,398               --            212,398        64,787
Non-U.S. industrials                                         957,089               --            957,089     1,034,792
Special purpose                                              265,660               --            265,660       163,109
U.S. banks                                                   453,211               --            453,211       584,915
U.S. financial service companies                             435,849              549            436,398       433,710
Supranationals                                               260,149               --            260,149       207,671
----------------------------------------------------------------------------------------------------------------------
Total                                                      $7,206,208         $24,792         $7,231,000    $6,701,074
----------------------------------------------------------------------------------------------------------------------

     The following tables provide the contractual and notional amounts of AIGTG's derivatives portfolio at June 30, 1998 and December 31, 1997. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the June 30, 1998 balances based upon the expected timing of the future cash flows.

     The gross replacement values presented represent the sum of the estimated positive fair values of all of AIGTG's derivatives contracts at June 30, 1998 and December 31, 1997. These values do not represent the credit risk to AIGTG.

     Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss.

     The following tables present AIGTG's derivatives portfolio and the associated credit exposure, if applicable, by maturity and type of derivative at June 30, 1998 and December 31, 1997:

(in thousands)
--------------------------------------------------------------------------------

                                                      REMAINING LIFE
                                   -----------------------------------------------------
                                       ONE        TWO THROUGH   SIX THROUGH   AFTER TEN       TOTAL          TOTAL
                                       YEAR       FIVE YEARS     TEN YEARS      YEARS          1998           1997
----------------------------------------------------------------------------------------------------------------------
Contractual amount of futures,
  forwards and options:
  Exchange traded futures and
    options                        $ 14,273,817   $1,836,223    $   88,863    $       --   $ 16,198,903   $ 24,579,298
----------------------------------------------------------------------------------------------------------------------
  Forwards                         $289,011,992   $17,188,073   $2,300,384    $       --   $308,500,449   $267,959,285
----------------------------------------------------------------------------------------------------------------------
  Over the counter purchased
    options                        $ 51,931,672   $16,050,114   $5,083,138    $       --   $ 73,064,924   $ 60,273,754
----------------------------------------------------------------------------------------------------------------------
  Over the counter sold
    options(a)                     $ 51,212,243   $12,353,796   $4,624,712    $   40,000   $ 68,230,751   $ 58,189,846
----------------------------------------------------------------------------------------------------------------------
Notional amount:
  Interest rate swaps and forward
    rate agreements                $ 64,991,243   $19,182,102   $4,556,511    $  287,423   $ 89,017,279   $ 77,502,650
  Currency swaps                        636,036    5,206,692     1,133,359            --      6,976,087      6,489,333
  Swaptions                             103,833    1,295,433     1,283,492     1,166,676      3,849,434      1,633,988
----------------------------------------------------------------------------------------------------------------------
Total                              $ 65,731,112   $25,684,227   $6,973,362    $1,454,099   $ 99,842,800   $ 85,625,971
----------------------------------------------------------------------------------------------------------------------
Credit exposure:
  Futures, forwards, swaptions
    and purchased options
    contracts and interest rate
    and currency swaps:
  Gross replacement value          $  6,415,093   $1,662,353    $  543,550    $   52,365   $  8,673,361   $ 11,019,717
  Master netting arrangements        (3,483,828)    (600,576)     (232,949)      (25,757)    (4,343,110)    (5,798,311)
  Collateral                           (152,463)    (126,485)      (24,320)       (2,710)      (305,978)      (224,678)
----------------------------------------------------------------------------------------------------------------------
Net replacement value(b)           $  2,778,802   $  935,292    $  286,281    $   23,898   $  4,024,273   $  4,996,728
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

     AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At June 30, 1998 and December 31, 1997, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in thousands)
--------------------------------------------------------------------------------

                                                                   NET REPLACEMENT VALUE
                                                                ----------------------------
                                                                   1998              1997
--------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                           $  542,526        $  752,741
  AA                                                             1,954,737         2,503,289
  A                                                                857,252         1,023,650
  BBB                                                              274,041           342,695
  Below investment grade                                           146,379            98,425
  Not externally rated, including exchange traded futures
    and options*                                                   249,338           275,928
--------------------------------------------------------------------------------------------
Total                                                           $4,024,273        $4,996,728
--------------------------------------------------------------------------------------------
Counterparty breakdown by industry:
  Non-U.S. banks                                                $1,700,007        $2,685,998
  U.S. industrials                                                 249,446           163,484
  Governmental                                                     130,842           135,269
  Non-U.S. financial service companies                             242,352           260,412
  Non-U.S. industrials                                             170,733           167,835
  U.S. banks                                                       455,184           560,388
  U.S. financial service companies                                 826,371           747,414
  Exchanges*                                                       249,338           275,928
--------------------------------------------------------------------------------------------
Total                                                           $4,024,273        $4,996,728
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

     In February 1998, FASB issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FASB 132). This statement requires AIG to revise its disclosures about pension and other postretirement benefit plans and does not change the measurement or recognition of these plans. Also, FASB 132 requires additional information on changes in the benefit obligations and fair values of plan assets. FASB 132 is effective for the year ended December 31, 1998.

     In June 1998, FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FASB 133). This statement requires AIG to recognize all derivatives in the consolidated balance sheet measuring these derivatives at fair value. The recognition of the changes in the fair value of a derivative depends on a number of factors, including the intended use of the derivative. Currently, AIGTG and AIGFP present, in all material respects, the changes in fair value of their derivative transactions as a component of AIG's operating income. AIG is evaluating the impact of FASB 133 with respect to any of its other derivative transactions that AIG's other operations may engage in. AIG believes that the impact of FASB 133 on its results of operations, financial condition or liquidity will not be significant. FASB 133 is effective for the year commencing January 1, 2000.

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

     AIG has already reviewed and identified its business systems, including computer programs that are subject to such Year 2000 risk. Accordingly, AIG commenced the remediation of such systems and such remediation and testing thereof is anticipated to be complete in advance of the year 2000. The costs of such remediation are expensed as incurred. Approximately $60 million has been incurred to date. These expenditures are not material to AIG's results of operations, financial condition or liquidity.

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

     As a result of recent purchases of the common stock of Transatlantic Holdings, Inc. (Transatlantic), as of August 7, 1998, AIG owns more than 50 percent of the voting securities of Transatlantic. Commencing with the third quarter of 1998, AIG intends to account for its investment in Transatlantic on a consolidated basis.

     As a result of recent purchases of the common stock of 20th Century Industries (20th Century), the conversion of shares of 20th Century convertible preferred stock and the exercise of warrants to purchase common stock, as of July 27, 1998, AIG owns more than 50 percent of the voting securities of 20th Century. Commencing with the third quarter of 1998, AIG intends to account for its investment in 20th Century on a consolidated basis.

PART II -- OTHER INFORMATION

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on May 20, 1998, the
        Shareholders:

     (a)  elected seventeen directors as follows:

                    NOMINEE                       SHARES FOR     SHARES WITHHELD
                    -------                       ----------     ---------------
M. Bernard Aidinoff.............................  640,302,309       6,177,225
Lloyd M. Bentsen................................  635,180,551      11,298,983
Pei-yuan Chia...................................  635,941,645      10,537,889
Marshall A. Cohen...............................  642,207,262       4,272,272
Barber B. Conable, Jr...........................  641,548,162       4,931,372
Martin Feldstein................................  641,489,414       4,990,120
Leslie L. Gonda.................................  640,906,051       5,573,483
Evan G. Greenberg...............................  640,194,140       6,285,394
Maurice R. Greenberg............................  640,102,601       6,376,933
Carla A. Hills..................................  636,611,257       9,868,277
Frank J. Hoenemeyer.............................  641,553,695       4,925,839
Edward E. Matthews..............................  640,262,190       6,217,344
Dean P. Phypers.................................  642,172,791       4,306,743
Howard I. Smith.................................  640,293,373       6,186,161
Thomas R. Tizzio................................  640,287,666       6,191,868
Edmund S.W. Tse.................................  640,304,732       6,174,802
Frank G. Wisner.................................  637,864,262       8,615,272

     (b) approved, by a vote of 609,638,883 shares to 36,252,277 shares, with 588,374 abstentions, a proposal to amend the Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 1,000,000,000 shares to 2,000,000,000 shares;

     (c) approved, by a vote of 645,664,837 shares to 372,092 shares, with 442,605 abstentions, a proposal to select PricewaterhouseCoopers LLP as independent accountants for 1998;

     (d) rejected, by a vote of 95,783,703 shares for and 490,329,442 shares against, with 19,902,030 shares abstaining and 40,464,359 shares not voting, a shareholder proposal requesting AIG to change the composition of the Nominating Committee; and

     (e) rejected, by a vote of 84,655,628 shares for and 504,377,671 shares against, with 16,981,876 shares abstaining and 40,464,359 shares not voting, a shareholder proposal requesting AIG to provide a report on certain Board matters.

ITEM 5 -- OTHER INFORMATION

     Under AIG's By-Laws, notice of any shareholder proposal to be made at the 1999 Annual Meeting of Shareholders must be received no less than 60 days nor more than 90 days prior to the date of the Annual Meeting. If public notice of the 1999 Annual Meeting is not given at least 70 days before the meeting date, any shareholder proposal must be received by AIG within 10 days after such public notice.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
        See accompanying Exhibit Index.

     (b) There have been no reports on Form 8-K filed during the quarter ended June 30, 1998.

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

Dated: August 13, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION                                LOCATION
-------                           -----------                                --------
 2        Plan of acquisition, reorganization, arrangement,
          liquidation or succession...................................  None
 3(i)     Certificate of Amendment of Certificate of Incorporation of
          AIG, filed June 3, 1998.....................................  Filed herewith.
 4        Instruments defining the rights of security holders,
          including indentures........................................  Not required to be filed.
10        Material contracts..........................................  None
11        Statement re computation of per share earnings..............  Filed herewith.
12        Statement re computation of ratios..........................  Filed herewith.
15        Letter re unaudited interim financial information...........  None
18        Letter re change in accounting principles...................  None
19        Report furnished to security holders........................  None
22        Published report regarding matters submitted to vote of
          security holders............................................  None
23        Consents of experts and counsel.............................  None
24        Power of attorney...........................................  None
27        Financial Data Schedule.....................................  Provided herewith.
99        Additional exhibits.........................................  None