Form 10-Q
period 1998-09-30
AMERICAN INTERNATIONAL GROUP INC
filed 1998-11-16
CIK 5272

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

             FOR THE TRANSITION PERIOD FROM           TO

       FOR QUARTER ENDED SEPTEMBER 30, 1998 COMMISSION FILE NUMBER 1-8787

                             ---------------------

                       AMERICAN INTERNATIONAL GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-2592361
(STATE OR OTHER JURISDICTION OF INCORPORATION     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
               OR ORGANIZATION)
      70 PINE STREET, NEW YORK, NEW YORK                           10270
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

                       YES  [ X ]                NO  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1998: 1,049,959,401.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       AMERICAN INTERNATIONAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                                               (UNAUDITED)
ASSETS:
  Investments and cash:
     Fixed maturities:
       Bonds available for sale, at market value (amortized
          cost: 1998 -- $42,796,372; 1997 -- $36,568,360)...  $ 44,477,805     $ 38,077,792
       Bonds held to maturity, at amortized cost (market
          value: 1998 -- $14,048,353;
          1997 -- $13,365,703)..............................    13,021,715       12,530,315
       Bonds trading securities, at market value (cost:
          1998 -- $939,192; 1997 -- $699,614)...............       989,374          718,548
       Preferred stocks, at amortized cost (market value:
          1998 -- $2,718; 1997 -- $530,705).................         2,963          239,331
     Equity securities:
       Common stocks (cost: 1998 -- $4,493,060;
          1997 -- $4,625,433)...............................     4,236,211        5,209,274
       Non-redeemable preferred stocks (cost:
          1998 -- $283,687; 1997 -- $138,412)...............       271,180          138,745
     Mortgage loans on real estate, policy and collateral
       loans -- net.........................................     8,550,672        7,919,764
     Financial services assets:
       Flight equipment primarily under operating leases,
          net of accumulated depreciation
          (1998 -- $1,957,204; 1997 -- $1,657,313)..........    16,035,558       14,438,074
       Securities available for sale, at market value (cost:
          1998 -- $9,294,249; 1997 -- $9,145,244)...........     9,300,161        9,145,317
       Trading securities, at market value..................     6,378,719        3,974,561
       Spot commodities, at market value....................       459,304          459,517
       Unrealized gain on interest rate and currency swaps,
          options and forward transactions..................     9,779,517        7,422,290
       Trading assets.......................................     5,730,990        6,715,486
       Securities purchased under agreements to resell,
          at contract value.................................     4,969,860        4,551,191
     Other invested assets..................................     6,587,413        4,681,423
     Short-term investments, at cost (approximates market
       value)...............................................     3,257,420        3,332,542
     Cash...................................................       209,959           86,917
                                                              ------------     ------------
            Total investments and cash......................   134,258,821      119,641,087
  Investment income due and accrued.........................     1,814,046        1,368,404
  Premiums and insurance balances receivable -- net.........    11,837,467       10,282,987
  Reinsurance assets........................................    17,117,550       16,110,521
  Deferred policy acquisition costs.........................     6,914,113        6,592,506
  Investments in partially-owned companies..................       440,560        1,121,173
  Real estate and other fixed assets, net of accumulated
     depreciation (1998 -- $1,690,106;
     1997 -- $1,512,617)....................................     2,419,083        2,342,187
  Separate and variable accounts............................     5,578,226        3,993,971
  Other assets..............................................     3,542,955        2,517,851
                                                              ------------     ------------
            Total assets....................................  $183,922,821     $163,970,687
                                                              ============     ============

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                                               (UNAUDITED)
LIABILITIES:
  Reserve for losses and loss expenses......................  $ 37,651,600     $ 33,400,160
  Reserve for unearned premiums.............................     9,909,524        8,739,006
  Future policy benefits for life and accident and health
     insurance contracts....................................    26,111,933       24,502,005
  Policyholders' contract deposits..........................    11,862,084       10,323,112
  Other policyholders' funds................................     2,408,809        2,352,514
  Reserve for commissions, expenses and taxes...............     2,050,559        1,739,945
  Insurance balances payable................................     1,954,531        1,702,578
  Funds held by companies under reinsurance treaties........       437,384          336,585
  Income taxes payable:
     Current................................................       701,063          585,375
     Deferred...............................................       183,711          470,706
  Financial services liabilities:
     Borrowings under obligations of guaranteed investment
       agreements...........................................     8,411,947        8,000,326
     Securities sold under agreements to repurchase, at
       contract value.......................................     3,758,854        2,706,310
     Trading liabilities....................................     5,077,895        5,366,421
     Securities and spot commodities sold but not yet
       purchased, at market value...........................     4,837,810        5,171,680
     Unrealized loss on interest rate and currency swaps,
       options and forward transactions.....................     7,135,097        5,979,571
     Deposits due to banks and other depositors.............     1,038,864          972,423
     Commercial paper.......................................     3,281,821        2,208,167
     Notes, bonds and loans payable.........................    15,079,028       12,608,891
  Commercial paper..........................................     1,007,867        1,166,740
  Notes, bonds, loans and mortgages payable.................     1,582,927        1,276,521
  Separate and variable accounts............................     5,578,226        3,993,971
  Other liabilities.........................................     7,630,561        5,966,553
                                                              ------------     ------------
            Total liabilities...............................   157,692,095      139,569,560
                                                              ------------     ------------

  Preferred shareholders' equity in subsidiary company......       400,000          400,000
                                                              ------------     ------------

CAPITAL FUNDS:
  Common stock, $2.50 par value: 2,000,000,000 shares
     authorized; shares issued 1998 -- 1,138,658,328;
     1997 -- 759,121,505....................................     2,846,646        1,897,804
  Additional paid-in capital................................        87,416          105,689
  Retained earnings.........................................    24,566,129       22,920,991
  Accumulated other comprehensive income....................      (588,923)         172,141
  Treasury stock, at cost; 1998 -- 88,698,927;
     1997 -- 59,603,224 shares of common stock..............    (1,080,542)      (1,095,498)
                                                              ------------     ------------
            Total capital funds.............................    25,830,726       24,001,127
                                                              ------------     ------------
            Total liabilities and capital funds.............  $183,922,821     $163,970,687
                                                              ============     ============

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                 NINE MONTHS                  THREE MONTHS
                                             ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                          --------------------------    ------------------------
                                             1998           1997           1998          1997
                                          -----------    -----------    ----------    ----------
General insurance operations:
Net premiums written....................  $10,758,856    $10,286,766    $3,760,223    $3,429,877
Change in unearned premium reserve......     (439,628)      (989,410)      (61,108)     (340,613)
                                          -----------    -----------    ----------    ----------
Net premiums earned.....................   10,319,228      9,297,356     3,699,115     3,089,264
Net investment income...................    1,587,337      1,366,275       584,588       463,324
Realized capital gains..................      169,351        106,787        72,995        28,188
                                          -----------    -----------    ----------    ----------
                                           12,075,916     10,770,418     4,356,698     3,580,776
                                          -----------    -----------    ----------    ----------
Losses and loss expenses incurred.......    7,841,503      7,042,283     2,801,556     2,300,428
Underwriting expenses...................    2,072,805      1,883,499       773,514       670,555
                                          -----------    -----------    ----------    ----------
                                            9,914,308      8,925,782     3,575,070     2,970,983
                                          -----------    -----------    ----------    ----------
Operating income........................    2,161,608      1,844,636       781,628       609,793
                                          -----------    -----------    ----------    ----------
Life insurance operations:
Premium income..........................    7,389,556      7,329,233     2,407,129     2,480,443
Net investment income...................    2,335,041      2,147,593       774,978       742,483
Realized capital gains (losses).........      (29,412)        12,789       (14,917)        6,540
                                          -----------    -----------    ----------    ----------
                                            9,695,185      9,489,615     3,167,190     3,229,466
                                          -----------    -----------    ----------    ----------
Death and other benefits................    3,182,774      2,964,978     1,090,675     1,033,619
Increase in future policy benefits......    3,308,805      3,521,732       985,058     1,153,378
Acquisition and insurance expenses......    1,904,189      1,855,616       645,884       636,499
                                          -----------    -----------    ----------    ----------
                                            8,395,768      8,342,326     2,721,617     2,823,496
                                          -----------    -----------    ----------    ----------
Operating income........................    1,299,417      1,147,289       445,573       405,970
                                          -----------    -----------    ----------    ----------
Financial services operating income.....      640,065        487,434       234,229       180,485
Equity in income of minority-owned
  insurance operations..................       57,127         84,593             0        26,804
Other realized capital losses...........      (10,731)       (20,602)       (7,636)      (10,466)
Other income (deductions) -- net........     (109,476)       (66,612)      (39,265)      (22,761)
                                          -----------    -----------    ----------    ----------
Income before income taxes and minority
  interest..............................    4,038,010      3,476,738     1,414,529     1,189,825
                                          -----------    -----------    ----------    ----------
Income taxes -- Current.................      908,178        923,154       276,734       314,746
              -- Deferred...............      269,251         80,343       138,738        29,510
                                          -----------    -----------    ----------    ----------
                                            1,177,429      1,003,497       415,472       344,256
                                          -----------    -----------    ----------    ----------
Income before minority interest.........    2,860,581      2,473,241       999,057       845,569
Minority interest.......................     (100,968)       (25,493)      (67,987)       (5,251)
                                          -----------    -----------    ----------    ----------
  Net income............................  $ 2,759,613    $ 2,447,748    $  931,070    $  840,318
                                          ===========    ===========    ==========    ==========
Earnings per common share*
  Basic.................................  $      2.63    $      2.32    $     0.89    $     0.80
                                          ===========    ===========    ==========    ==========
  Diluted...............................  $      2.62    $      2.31    $     0.89    $     0.79
                                          ===========    ===========    ==========    ==========
Cash dividends per common share*........  $     0.156    $     0.139    $    0.056    $    0.050
                                          ===========    ===========    ==========    ==========
Average shares outstanding*
  Basic.................................    1,049,678      1,053,860     1,049,992     1,052,078
                                          -----------    -----------    ----------    ----------
  Diluted...............................    1,054,704      1,058,682     1,055,112     1,056,896
                                          -----------    -----------    ----------    ----------

---------------

* Share information reflects a common stock split in the form of a 50 percent common stock dividend paid July 31, 1998.
                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                 NINE MONTHS                 THREE MONTHS
                                             ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                           ------------------------    ------------------------
                                              1998          1997          1998          1997
                                           ----------    ----------    -----------    ---------
Net income...............................  $2,759,613    $2,447,748    $   931,070    $ 840,318
Other comprehensive income:
  Unrealized appreciation (depreciation)
     of investments -- net of
     reclassification
       adjustments*......................    (980,785)      277,348     (1,118,462)     490,924
     Deferred income tax (expense)
       benefit on changes................     366,136      (109,813)       389,576     (152,395)
  Foreign currency translation
     adjustments.........................    (159,671)     (458,174)       (28,080)    (310,430)
     Applicable income tax (expense)
       benefit on changes................      13,256        54,182         (5,344)      18,179
                                           ----------    ----------    -----------    ---------
Other comprehensive income...............    (761,064)     (236,457)      (762,310)      46,278
                                           ----------    ----------    -----------    ---------
Comprehensive Income.....................  $1,998,549    $2,211,291    $   168,760    $ 886,596
                                           ==========    ==========    ===========    =========

---------------
* A significant portion of the unrealized depreciation of investments for the three months ended September 30, 1998 relates to American International Group, Inc. (AIG) becoming a majority shareholder of 20th Century Industries (20th Century). Previously, the appreciation of AIG's investment in 20th Century over its cost basis was reflected as a component of unrealized appreciation (depreciation) of investments. As a result of the consolidation of the results of operations and the statement of condition of 20th Century for the third quarter, such unrealized appreciation with respect to 20th Century was eliminated.

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                ----------------------------
                                                                    1998            1997
                                                                ------------    ------------
Cash Flows From Operating Activities:
Net Income..................................................    $  2,759,613    $  2,447,748
                                                                ------------    ------------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Non-cash revenues, expenses, gains and losses included in
    income:
  Change in:
    General and life insurance reserves.....................       3,055,362       3,504,897
    Premiums and insurance balances receivable and
      payable -- net........................................      (1,219,067)       (421,135)
    Reinsurance assets......................................        (345,301)       (784,565)
    Deferred policy acquisition costs.......................        (244,793)       (262,862)
    Investment income due and accrued.......................        (353,377)       (166,218)
    Funds held under reinsurance treaties...................         (30,312)        (44,793)
    Other policyholders' funds..............................          56,295          55,921
    Current and deferred income taxes -- net................         371,280         517,215
    Reserve for commissions, expenses and taxes.............         280,533         363,824
    Other assets and liabilities -- net.....................        (682,833)        199,004
    Trading assets and liabilities -- net...................         695,970        (677,204)
    Trading securities, at market value.....................      (2,404,158)         18,396
    Spot commodities, at market value.......................             213        (266,448)
    Net unrealized gain on interest rate and currency swaps,
      options and forward transactions......................      (1,201,701)     (1,215,474)
    Securities purchased under agreements to resell.........        (418,669)       (422,806)
    Securities sold under agreements to repurchase..........       1,052,544      (2,431,765)
    Securities and spot commodities sold but not yet
      purchased, at market value............................        (333,870)      2,432,614
  Realized capital gains....................................        (129,208)        (98,974)
  Equity in income of partially-owned companies and other
    invested assets.........................................        (152,190)       (116,209)
  Depreciation expenses, principally flight equipment.......         677,818         650,186
  Change in cumulative translation adjustments..............        (159,671)       (458,174)
  Other -- net..............................................         197,851         (82,523)
                                                                ------------    ------------
  Total adjustments.........................................      (1,287,284)        292,907
                                                                ------------    ------------
Net cash provided by operating activities...................    $  1,472,329    $  2,740,655
                                                                ------------    ------------

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                ----------------------------
                                                                    1998            1997
                                                                ------------    ------------
Cash Flows From Investing Activities:
  Cost of fixed maturities, at amortized cost matured or
    redeemed................................................    $  1,083,041    $    993,917
  Cost of bonds, at market sold.............................       7,740,764       7,360,382
  Cost of bonds, at market matured or redeemed..............       3,300,677       2,151,855
  Cost of equity securities sold............................       2,118,097       1,773,257
  Realized capital gains....................................         129,208          98,974
  Purchases of fixed maturities.............................     (14,448,893)    (13,342,852)
  Purchases of equity securities............................      (1,938,796)     (1,735,493)
  Acquisition of 20th Century Industries, net of cash
    acquired................................................        (482,418)             --
  Mortgage, policy and collateral loans granted.............      (1,781,309)     (1,662,318)
  Repayments of mortgage, policy and collateral loans.......       1,150,401       1,341,579
  Sales of securities available for sale....................       2,274,537       2,946,116
  Maturities of securities available for sale...............       1,896,821       3,183,803
  Purchases of securities available for sale................      (4,344,063)     (4,116,709)
  Sales of flight equipment.................................         523,031         974,249
  Purchases of flight equipment.............................      (2,549,130)     (2,795,624)
  Net additions to real estate and other fixed assets.......        (289,798)       (354,410)
  Sales or distributions of other invested assets...........       1,038,734       5,653,523
  Investments in other invested assets......................      (2,393,956)     (6,113,935)
  Change in short-term investments..........................         262,047        (162,251)
  Investments in partially-owned companies..................         (34,896)        (28,654)
                                                                ------------    ------------
Net cash used in investing activities.......................      (6,745,901)     (3,834,591)
                                                                ------------    ------------
Cash Flows From Financing Activities:
  Change in policyholders' contract deposits................       1,538,972         627,363
  Change in deposits due to banks and other depositors......          66,441         (36,867)
  Change in commercial paper................................         914,781        (595,297)
  Proceeds from notes, bonds, loans and mortgages payable...       5,974,967       5,461,763
  Repayments on notes, bonds, loans and mortgages payable...      (3,341,218)     (5,403,645)
  Liquidation of zero coupon notes payable..................              --         (12,235)
  Proceeds from guaranteed investment agreements............       3,860,098       3,407,703
  Maturities of guaranteed investment agreements............      (3,448,477)     (1,851,811)
  Proceeds from common stock issued.........................          27,998          27,375
  Cash dividends to shareholders............................        (165,633)       (146,787)
  Acquisition of treasury stock.............................         (38,324)       (274,448)
  Other -- net..............................................           7,009           5,305
                                                                ------------    ------------
Net cash provided by financing activities...................       5,396,614       1,208,419
                                                                ------------    ------------
Change in cash..............................................         123,042         114,483
Cash at beginning of period.................................          86,917          58,740
                                                                ------------    ------------
Cash at end of period.......................................    $    209,959    $    173,223
                                                                ============    ============

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

a) These statements are unaudited. In the opinion of management, all adjustments consisting of normal recurring accruals have been made for a fair presentation of the results shown.

b) Earnings per share of American International Group, Inc. (AIG) are based on the weighted average number of common shares outstanding during the period, retroactively adjusted to reflect all stock splits.

    Cash dividends per common share reflect the adjustment for a common stock split in the form of a 50 percent common stock dividend paid July 31, 1998. The quarterly dividend rate per common share, commencing with the dividend paid September 18, 1998 is $0.056.

c) Supplemental cash flow information for the nine month periods ended September 30, 1998 and 1997 is as follows:

                                                        1998          1997
                                                     ----------    ----------
(i)                                                       (IN THOUSANDS)
Income taxes paid..................................  $  764,300    $  408,000
Interest paid......................................  $1,255,300    $1,256,000

    (ii) Preferred stock with a cost of $229,255,000 and warrants with a cost of $16,000,000 were converted to common stock in connection with the acquisition of 20th Century Industries.

d) Statement of Accounting Standards No. 130 "Comprehensive Income" (FASB 130) was adopted by AIG effective January 1, 1998. FASB 130 establishes standards for reporting comprehensive income and its components as part of capital funds. Such statement is presented herein.

    The reclassification adjustments with respect to available for sale securities were $50.4 million and $129.2 million for the third quarter and first nine months of 1998, respectively.

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

f) In June 1998, FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FASB
    133). This statement requires AIG to recognize all derivatives in the consolidated balance sheet measuring these derivatives at fair value. The recognition of the changes in the fair value of a derivative depends on a number of factors, including the intended use of the derivative. AIGTG and AIGFP account for derivatives as described above. AIG is evaluating the impact of FASB 133 with respect to derivative transactions entered into by other AIG operations. AIG believes that the impact of FASB 133 on its results of operations, financial condition or liquidity will not be significant. FASB 133 is effective for the year commencing January 1, 2000.

g) For further information, refer to the Annual Report on Form 10-K of AIG for the year ended December 31, 1997.

                       AMERICAN INTERNATIONAL GROUP, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONAL REVIEW

General Insurance Operations

General insurance operations for the nine month periods ending September 30, 1998, and 1997 were as follows:

(in thousands)
------------------------------------------------------

                                   1998             1997
--------------------------------------------------------
Net premiums written:
  Domestic                  $ 7,223,956      $ 6,944,434
  Foreign                     3,534,900        3,342,332
--------------------------------------------------------
Total                       $10,758,856      $10,286,766
--------------------------------------------------------
Net premiums earned:
  Domestic                  $ 6,984,066      $ 6,291,014
  Foreign                     3,335,162        3,006,342
--------------------------------------------------------
Total                       $10,319,228      $ 9,297,356
--------------------------------------------------------
Adjusted underwriting
  profit:
  Domestic                  $    15,883      $     3,085
  Foreign                       389,037          368,489
--------------------------------------------------------
Total                       $   404,920      $   371,574
--------------------------------------------------------
Net investment income:
  Domestic                  $ 1,265,097      $ 1,095,993
  Foreign                       322,240          270,282
--------------------------------------------------------
Total                       $ 1,587,337      $ 1,366,275
--------------------------------------------------------
Operating income before
  realized capital gains:
  Domestic                  $ 1,280,980      $ 1,099,078
  Foreign                       711,277          638,771
--------------------------------------------------------
Total                         1,992,257        1,737,849
Realized capital gains          169,351          106,787
--------------------------------------------------------
Operating income            $ 2,161,608      $ 1,844,636
--------------------------------------------------------

     Commencing with the third quarter 1998, the results of operations and the statements of condition of Transatlantic Holdings, Inc. (Transatlantic) and 20th Century Industries (20th Century) were consolidated into AIG's results of operations and statement of condition as components of general insurance operations.

     During the first nine months of 1998, the net premiums written and net premiums earned in AIG's general insurance operations increased 4.6 percent and
11.0 percent, respectively, from those of 1997.

     Although the commercial insurance market remains highly competitive and excessively capitalized, AIG has been able to sustain growth in various specialty markets. Foreign general insurance operations produced 32.9 percent of the general insurance net premiums written in the first nine months of 1998 and
32.5 percent in the same period of 1997.

     In comparing the foreign currency exchange rates used to translate the results of AIG's foreign general operations during the first nine months of 1998 to those foreign currency exchange rates used to translate AIG's foreign general results during the same period of 1997, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, when foreign net premiums written were translated into U.S. dollars for the purposes of the preparation of the consolidated financial statements, total general insurance net premiums written were approximately 2.9 percentage points less than they would have been if translated utilizing those foreign currency exchange rates which prevailed during that same period of 1997.

     Net premiums written are initially deferred and earned based upon the terms of the underlying policies. The net unearned premium reserve constitutes deferred revenues which are generally earned ratably over the policy period. Thus, the net unearned premium reserve is not fully recognized as net premiums earned until the end of the policy period.

     The statutory general insurance ratios were as follows:

             ------------------------------------------------------

                                         1998      1997
-------------------------------------------------------
Domestic:
  Loss Ratio                            84.63     84.65
  Expense Ratio                         15.35     15.48
-------------------------------------------------------
Combined Ratio                          99.98    100.13
-------------------------------------------------------
Foreign:
  Loss Ratio                            57.90     57.11
  Expense Ratio                         30.32     30.67
-------------------------------------------------------
Combined Ratio                          88.22     87.78
-------------------------------------------------------
Consolidated:
  Loss Ratio                            75.99     75.75
  Expense Ratio                         20.27     20.42
-------------------------------------------------------
Combined Ratio                          96.26     96.17
-------------------------------------------------------

     Adjusted underwriting profit (operating income less net investment income and realized capital gains) represents statutory underwriting profit adjusted primarily for changes in deferred acquisition costs. The adjusted underwriting profits were $404.9 million in the first nine months of 1998 and $371.6 million in the same period of 1997.

     AIG's results reflect the net impact of incurred losses from catastrophes approximating $83 million and $16 million in 1998 and 1997, respectively. AIG's gross incurred losses from catastrophes approximated $400 million and $22 million in 1998 and 1997, respectively.

     If catastrophes were excluded from the losses incurred in each period, the pro forma consolidated statutory general insurance ratios would be as follows:

------------------------------------------------------

                                         1998     1997
-------------------------------------------------------
Loss Ratio                               75.18    75.57
Expense Ratio                            20.27    20.42
-------------------------------------------------------
Combined Ratio                           95.45    95.99
-------------------------------------------------------

     AIG's ability to maintain its combined ratio below 100 is primarily attributable to the profitability of AIG's foreign general insurance operations and AIG's emphasis on maintaining its disciplined underwriting, especially in the domestic specialty markets. In addition, AIG does not seek net premium growth where rates do not adequately reflect its assessment of exposures.

     General insurance net investment income in the first nine months of 1998 increased 16.2 percent when compared to the same period of 1997. The growth in net investment income in 1998 was attributable to new cash flow for investment and the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     General insurance realized capital gains were $169.4 million in the first nine months of 1998 and $106.8 million in 1997. These realized gains resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

     General insurance operating income in the first nine months of 1998 increased 17.2 percent when compared to the same period of 1997. The contribution of general insurance operating income to income before income taxes and minority interest was 53.5 percent in 1998 compared to 53.1 percent in 1997.

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

     AIG's general reinsurance assets amounted to $17.00 billion and resulted from AIG's reinsurance arrangements. Thus, a credit exposure existed at September 30, 1998 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound and, when necessary, AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 1997, approximately 50 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances were collateralized. The remaining 50 percent of the general reinsurance assets were from authorized reinsurers and over 94 percent of such balances are from reinsurers rated A- (excellent) or better, as rated by A.M. Best. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Through September 30, 1998, these distribution percentages have not significantly changed.

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

     At September 30, 1998, the consolidated general reinsurance assets of $17.00 billion included reinsurance recoverables for paid losses and loss expenses of $1.64 billion and $13.11 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported
(IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently. It is AIG's belief that the ceded reserves at September 30, 1998 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

     At September 30, 1998, general insurance reserves for losses and loss expenses (loss reserves) amounted to $37.65 billion. Excluding the consolidation of the loss reserves of Transatlantic and 20th Century, the loss reserves amounted to $34.09 billion, an increase of $688.9 million or 2.1 percent from the prior year end. These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses and minor amounts of discounting related to certain workers' compensation claims. At September 30, 1998, general insurance net loss reserves increased $477.8 million to $24.55 billion. Excluding the consolidation of the net loss reserves of Transatlantic and 20th Century, the net loss reserves amounted to $21.61 billion, an increase of $436.7 million, or 2.1 percent from the prior year end. These loss reserves represent loss reserves reduced by reinsurance recoverable, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at September 30, 1998. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on such future results of operations.

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

     A variety of actuarial methods and assumptions are normally employed to estimate net losses for long tail casualty lines. These methods ordinarily involve the use of loss trend factors intended to reflect the estimated annual growth in loss costs from one accident year to the next. For the majority of long tail casualty lines, net loss trend factors approximated six percent. Loss trend factors reflect many items including changes in claims handling, exposure and policy forms and current and future estimates of monetary inflation and social inflation. Thus, many factors are implicitly considered in estimating the year to year growth in loss costs. Therefore, AIG's carried net long tail loss reserves are judgmentally set as well as tested for reasonableness using the most appropriate loss trend factors for each class of business. In the evaluation of AIG's net loss reserves, loss trend factors vary slightly, depending on the particular class and nature of the business involved. These factors are periodically reviewed and subsequently adjusted, as appropriate, to reflect emerging trends which are based upon past loss experience.

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

     In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims with the same degree of reliability as is the case for other types of claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by changes in Superfund and waste dump site coverage issues. Although the estimated liabilities for these claims are subject to a significantly greater margin of error than for other claims, the reserves carried for these claims at September 30, 1998 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. (See the previous discussion on reinsurance collectibility herein.)

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

     A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at September 30, 1998 and 1997 was as follows:

(in millions)
--------------------------------------------------------------
                               1998                1997
                        ------------------   -----------------
                         GROSS       Net      Gross      Net
--------------------------------------------------------------
Asbestos:
Reserve for losses and
  loss expenses at
  beginning of year     $  842.1   $ 195.1   $  875.9   $172.3
Losses and loss
  expenses incurred        258.8      74.5      219.6     61.5
Losses and loss
  expenses paid           (193.6)    (36.9)    (244.7)   (41.7)
--------------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period             $  907.3   $ 232.7   $  850.8   $192.1
--------------------------------------------------------------
Environmental:
Reserve for losses and
  loss expenses at
  beginning of year     $1,467.1   $ 592.2   $1,427.4   $570.6
Losses and loss
  expenses incurred        129.8      60.8      173.8     86.3
Losses and loss
  expenses paid           (170.6)    (69.6)    (117.6)   (40.0)
--------------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period             $1,426.3   $ 583.4   $1,483.6   $616.9
--------------------------------------------------------------
Combined:
Reserve for losses and
  loss expenses at
  beginning of year     $2,309.2   $ 787.3   $2,303.3   $742.9
Losses and loss
  expenses incurred        388.6     135.3      393.4    147.8
Losses and loss
  expenses paid           (364.2)   (106.5)    (362.3)   (81.7)
--------------------------------------------------------------
Reserve for losses and
  loss expenses at end
  of period             $2,333.6   $ 816.1   $2,334.4   $809.0
--------------------------------------------------------------

     The gross and net IBNR included in the reserve for losses and loss expenses at September 30, 1998 and December 31, 1997 were estimated as follows:

(in thousands)
------------------------------------------------------

                              1998                   1997
                       -------------------   ---------------------
                        GROSS       Net        Gross        Net
------------------------------------------------------------------
Combined               $949,000   $362,990   $1,004,000   $393,900
------------------------------------------------------------------

     A summary of asbestos and environmental claims count activity for the nine month periods ended September 30, 1998 and 1997 was as follows:

---------------------------------------------------------------------------------------------------------------------
                                                        1998                                     1997
                                         -----------------------------------      -----------------------------------
                                         ASBESTOS   ENVIRONMENTAL   Combined      Asbestos   Environmental   Combined
---------------------------------------------------------------------------------------------------------------------
Claims at beginning of year                6,150       17,422        23,572        5,668        17,395        23,063
Claims during period:
  Opened                                     652        2,405         3,057          865         2,716         3,581
  Settled                                    (51)        (460)         (511)        (105)         (315)         (420)
  Dismissed or otherwise resolved           (482)      (2,780)       (3,262)        (303)       (1,803)       (2,106)
---------------------------------------------------------------------------------------------------------------------
Claims at end of period                    6,269       16,587        22,856        6,125        17,993        24,118
---------------------------------------------------------------------------------------------------------------------

     The average cost per claim settled, dismissed or otherwise resolved for the nine month periods ended September 30, 1998 and 1997 was as follows:

------------------------------------------------------

                              1998                  1997
                       ------------------    -------------------
                        GROSS       Net       Gross       Net
----------------------------------------------------------------
Asbestos               $363,200   $69,200    $599,800   $102,200
Environmental            52,700    21,500      55,500     18,900
Combined                 96,500    28,200     143,400     32,300
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

     The developed survival ratios include both involuntary and voluntary indemnity payments. Involuntary payments include court judgments, court orders, covered claims with no coverage de-fenses, state mandated cleanup costs, claims where
AIG's coverage defenses are minimal, and settlements made less than six months before the first trial setting. Also, AIG considers all legal and loss adjustment payments as involuntary.

     AIG believes voluntary indemnity payments should be excluded from the survival ratio. The special asbestos and environmental claims unit actively manages AIG's asbestos and environmental claims and proactively pursues early settlement of environmental claims for all known and unknown sites. As a result, AIG reduces its exposure to future environmental loss contingencies.

     AIG's survival ratios for involuntary asbestos and environmental claims, separately and combined, were based upon a three year average payment. These ratios at September 30, 1998 and 1997 were as follows:

------------------------------------------------------

                            1998                1997
                       --------------      --------------
                       GROSS     Net       Gross     Net
---------------------------------------------------------
Involuntary survival
  ratios:
  Asbestos               3.2      4.2        3.6      4.2
  Environmental         16.3     17.5       15.8     19.1
  Combined               7.0      9.9        7.7     11.0
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

Life Insurance Operations

     Life insurance operations for the nine month periods ending September 30, 1998 and 1997 were as follows:

(in thousands)
------------------------------------------------------

                                  1998           1997
---------------------------------------------------------
Premium income:
  Domestic                    $    555,178   $    403,507
  Foreign                        6,834,378      6,925,726
---------------------------------------------------------
Total                         $  7,389,556   $  7,329,233
---------------------------------------------------------
Net investment income:
  Domestic                    $    693,902   $    620,219
  Foreign                        1,641,139      1,527,374
---------------------------------------------------------
Total                         $  2,335,041   $  2,147,593
---------------------------------------------------------
Operating income before
  realized capital gains
  (losses):
  Domestic                    $    111,522   $     93,337
  Foreign                        1,217,307      1,041,163
---------------------------------------------------------
Total                            1,328,829      1,134,500
Realized capital gains
  (losses)                         (29,412)        12,789
---------------------------------------------------------
Operating income              $  1,299,417   $  1,147,289
---------------------------------------------------------
Life insurance in-force:*
  Domestic                    $ 62,869,221   $ 59,516,720
  Foreign                      396,203,509    377,056,403
---------------------------------------------------------
Total                         $459,072,730   $436,573,123
---------------------------------------------------------

* Amounts presented were as at September 30, 1998 and December 31, 1997, respectively.

     AIG's life insurance operations, demonstrating the strength of its franchise, continued to show growth in local currency. AIG's life premium income during the first nine months of 1998 represented a 0.8 percent increase in U.S. dollars from the same period in 1997. Foreign life operations produced 92.5 percent and 94.5 percent of the life premium income in 1998 and 1997, respectively.

     As previously discussed, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, for the first nine months of 1998, when foreign life premium income was translated into U.S. dollars for purposes of the preparation of the consolidated financial statements, total life premium income was approximately 15.6 percentage points less than it would have been if translated utilizing exchange rates prevailing in 1997.

     Life insurance net investment income increased 8.7 percent during the first nine months of 1998. The growth in net investment income was primarily attributable to foreign new cash flow for investment. The new cash flow was generated from life insurance operations and included the com-pounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     The traditional life products, such as whole and term life and endowments, were the major contributors to the growth in investment income as well as local currency premium income. A mixture of traditional, accident and health and financial products are being sold in Japan.

     Life insurance realized capital losses were $29.4 million in 1998 compared to realized capital gains of $12.8 million in 1997. These realized capital gains and losses resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

     Life insurance operating income during the first nine months of 1998 increased 13.3 percent to $1.30 billion. Excluding realized capital gains and losses from life insurance operating income, the increase would be 17.1 percent. The contribution of life insurance operating income to income before income taxes and minority interest amounted to 32.2 percent during the first nine months of 1998 compared to 33.0 percent in the same period of 1997.

     The risks associated with the traditional life and accident and health products are underwriting risk and investment risk. The risk associated with the financial and investment contract products is investment risk.

     Underwriting risk represents the exposure to loss resulting from the actual policy experience adversely emerging in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses. AIG's life companies limit their maximum underwriting exposure on traditional life insurance of a single life to approximately one million dollars of coverage by using yearly renewable term reinsurance. The life insurance operations have not entered into assumption reinsurance transactions or surplus relief transactions during the two year period ended September 30, 1998.

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

Financial Services Operations

     Financial services operations for the nine month periods ending September 30, 1998 and 1997 were as follows:

(in thousands)
------------------------------------------------------

                                    1998          1997
---------------------------------------------------------
Revenues:
International Lease Finance
  Corp.                          $1,474,242    $1,369,091
AIG Financial Products Corp.*       353,782       294,513
AIG Trading Group Inc.*             316,009       365,052
Other                               269,384       299,020
---------------------------------------------------------
Total                            $2,413,417    $2,327,676
---------------------------------------------------------
Operating income:
International Lease Finance
  Corp.                          $  353,304    $  287,151
AIG Financial Products Corp.        201,936       151,119
AIG Trading Group Inc.              104,542        83,431
Other, including intercompany
  adjustments                       (19,717)      (34,267)
---------------------------------------------------------
Total                            $  640,065    $  487,434
---------------------------------------------------------

* Represents net trading revenues.

     Financial services operating income increased 31.3 percent in the first nine months of 1998 over 1997.

     Financial services operating income represented 15.9 percent of AIG's income before income taxes and minority interest in the first nine months of 1998. This compares to 14.0 percent in the same period of 1997.

     International Lease Finance Corporation (ILFC) generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in the first nine months of 1998 increased 7.7 percent from 1997. The revenue growth resulted primarily from the growth in the relative cost of the fleet and the increase in the number of aircraft sold. Approximately 20 percent of ILFC's operating lease revenues are derived from U.S. and Canadian airlines. During the first nine months of 1998, operating income increased 23.0 percent from 1997. The composite borrowing rates at the end of the first nine months of 1998 and 1997 were 6.18 percent and 6.34 percent, respectively. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     ILFC is exposed to loss through non-performance of aircraft lessees, through owning aircraft which it would be unable to sell or re-lease at acceptable rates at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At September 30, 1998, there were 325 aircraft subject to operating leases and there were no aircraft off lease. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     AIG Financial Products Corp. and its subsidiaries (AIGFP) participate in the derivatives dealer market conducting, primarily as principal, an interest rate, currency, equity and credit derivative products business. AIGFP also enters into structured transactions including long-dated forward foreign exchange contracts, option transactions, liquidity facilities and investment agreements and invests in a diversified portfolio of securities. AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than from speculative transactions. Revenues in the first nine months of 1998 increased 20.1 percent from the same period of 1997. During the first nine months of 1998, operating income increased
33.6 percent from the same period of 1997. As AIGFP is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein.)

     AIG Trading Group Inc. and its subsidiaries (AIGTG) derive a substantial portion of their revenues from market making and trading activities, as principals, in foreign exchange, interest rates and precious and base metals. Revenues in the first nine months of 1998 decreased 13.4 percent from the same period of 1997. During the first nine months of 1998, operating income increased
25.3 percent from the same period of 1997. As AIGTG is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein.)

OTHER OPERATIONS

     In the first nine months of 1998, AIG's equity in income of minority-owned insurance operations was $57.1 million compared to $84.6 million in the same period of 1997. In the first nine months of 1998, the equity interest in insurance companies represented 1.4 percent of income before income taxes and minority interest compared to 2.4 percent in the same period of 1997.

     As previously mentioned, Transatlantic was consolidated as a component of general insurance operations for the first time this quarter. SELIC Holdings, Ltd. was consolidated earlier this year. IPC Holdings, Ltd., the remaining operation included in Equity in income of minority-owned insurance operations in previous periods is now reported as a component of Other income
(deductions) -- net.

     Other realized capital losses amounted to $10.7 million and $20.6 million in the first nine months of 1998 and 1997, respectively.

     Other income (deductions) -- net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially-owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In the first nine months of 1998, net deductions amounted to $109.5 million. In the same period of 1997, net deductions amounted to $66.6 million.

     Income before income taxes and minority interest amounted to $4.04 billion in the first nine months of 1998, and $3.48 billion in the same period of 1997.

     In the first nine months of 1998, AIG recorded a provision for income taxes of $1.18 billion compared to the provision of $1.00 billion in the same period of 1997. These provisions represent effective tax rates of 29.2 percent in the first nine months of 1998, and 28.9 percent in the same period of 1997.

     Minority interest represents minority shareholders' equity in operating income and capital gains of certain consolidated subsidiaries. In the first nine months of 1998, minority interest amounted to $101.0 million. In the first nine months of 1997, minority interest amounted to $25.5 million.

     Net income amounted to $2.76 billion in the first nine months of 1998, and $2.45 billion in the same period of 1997. The increases in net income over the periods resulted from those factors described above.

CAPITAL RESOURCES

     At September 30, 1998, AIG had total capital funds of $25.83 billion and total borrowings of $29.36 billion. At that date, $26.95 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

     Total borrowings and borrowings not guaranteed or matched at September 30, 1998 and December 31, 1997 were as follows:
(in thousands)
------------------------------------------------------

                                  1998           1997
---------------------------------------------------------
GIAs -- AIGFP                  $ 8,411,947    $ 8,000,326
---------------------------------------------------------
Commercial Paper:
  Funding                          196,764        307,997
  ILFC(a)                        3,281,821      2,208,167
  AICCO                            760,467        833,647
  Universal Finance Company
    (UFC)(a)                        50,636         25,096
---------------------------------------------------------
  Total                          4,289,688      3,374,907
---------------------------------------------------------
Medium Term Notes:
  ILFC(a)                        3,216,750      2,896,865
  AIG                              230,565        248,225
---------------------------------------------------------
  Total                          3,447,315      3,145,090
---------------------------------------------------------
Notes and Bonds Payable:
  ILFC(a)                        4,025,000      3,950,000
  AIGFP                          6,996,510      4,858,706
  AIG: Lire bonds                  159,067        159,067
       Zero coupon notes            98,972         91,179
---------------------------------------------------------
  Total                         11,279,549      9,058,952
---------------------------------------------------------
Loans and Mortgages Payable:
  ILFC(a)(b)                       840,768        903,320
  SPC Credit Limited (SPC)(a)      528,660        538,988
  Consumer Finance(a)              234,836             --
  AIG                              330,827        239,062
---------------------------------------------------------
  Total                          1,935,091      1,681,370
---------------------------------------------------------
Total Borrowings                29,363,590     25,260,645
---------------------------------------------------------
Borrowings not guaranteed by
  AIG                           12,178,471     10,522,436
Matched GIA borrowings           8,411,947      8,000,326
Matched notes and bonds
  payable -- AIGFP               6,357,274      3,754,420
---------------------------------------------------------
                                26,947,692     22,277,182
---------------------------------------------------------
Remaining borrowings of AIG    $ 2,415,898    $ 2,983,463
---------------------------------------------------------

(a)AIG does not guarantee or support these borrowings.
(b)Capital lease obligations.

     During the first nine months of 1998, AIGFP increased the aggregate principal amount outstanding of its notes and bonds payable to $7.0 billion, a net increase of $2.14 billion and increased its net GIA borrowings by $411.6 million. AIGFP uses the proceeds from the issuance of notes and bonds to invest in a segregated portfolio of securities availa-ble for sale, although these funds may be temporarily invested in securities purchased under agreements to resell. Funds received from GIA borrowings are invested in a diversified portfolio of securities and derivative transactions. (See also the discussions under "Operational Review," "Liquidity" and "Derivatives" herein.)

     AIG Funding, Inc. (Funding), through the issuance of commercial paper, fulfills the short-term cash requirements of AIG and its non-insurance subsidiaries. Funding intends to continue to meet AIG's funding requirements through the issuance of commercial paper guaranteed by AIG. This issuance of Funding's commercial paper is subject to the approval of AIG's Board of Directors. ILFC, A.I. Credit Corp. (AICCO) and UFC, a consumer finance subsidiary in Taiwan, issue commercial paper for the funding of their own operations. AIG does not guarantee AICCO's, ILFC's or UFC's commercial paper. However, AIG has entered into an agreement in support of AICCO's commercial paper. From time to time, AIGFP may issue commercial paper, which AIG guarantees, to fund its operations. At September 30, 1998, AIGFP had no commercial paper outstanding. (See also the discussion under "Derivatives" herein.)

     AIG and Funding have entered into two syndicated revolving credit facilities (the Facilities) aggregating $1 billion. The Facilities consist of a $500 million 364 day revolving credit facility and a $500 million five year revolving credit facility. The Facilities can be used for general corporate purposes and also provide backup for AIG's commercial paper programs administered by Funding. There are currently no borrowings outstanding under either of the Facilities, nor were any borrowings outstanding as of September 30, 1998.

     At September 30, 1998, ILFC had increased the aggregate principal amount outstanding of its medium term and term notes to $7.24 billion, a net increase of $394.9 million, and recorded a net decline in its capital lease obligations of $62.6 million and a net increase in its commercial paper of $1.07 billion. At September 30, 1998, ILFC had $880 million in aggregate principal amount of debt securities registered for issuance from time to time. The proceeds of ILFC's debt financing are primarily used to purchase flight equipment, including progress payments during the construction phase. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. (See also the discussions under "Operational Review" and "Liquidity" herein.)

     During the first nine months of 1998, AIG issued $22.3 million principal amount of Medium Term Notes and $40.0 million of previously issued notes matured. At September 30, 1998 AIG had $516.5 million in aggregate principal amount of debt securities registered for issuance from time to time.

     AIG's capital funds increased $1.83 billion during the first nine months of 1998. Unrealized appreciation of investments, net of taxes decreased $614.6 million. During the first nine months of 1998, the cumulative translation adjustment loss, net of taxes, increased $146.4 million. The changes from period to period with respect to the unrealized appreciation of investments, net of taxes and the cumulative translation adjustment loss, net of taxes were primarily impacted by the economic situation in Japan and Southeast Asia and the general strength of the U.S. dollar against most currencies in which AIG conducts operations. Additionally, the unrealized appreciation of investments, net of taxes declined as a result of the consolidation of 20th Century which was previously carried as an investment presented at market value. (See also the discussion under "Operational Review" and "Liquidity" herein.) Retained earnings increased $1.65 billion, resulting from net income less dividends.

     During the period from January 1, 1998 through October 30, 1998, AIG repurchased 1,044,750 shares of its common stock in the open market at a cost of $77.5 million. AIG intends to continue to buy its common shares in the open market to satisfy its obligations under various employee benefit plans and, depending on market conditions, for other corporate purposes.

     Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At September 30, 1998, there were no significant statu-tory or regulatory issues which would impair AIG's financial condition, results of operations or liquidity. To AIG's knowledge, no AIG company is on any regulatory or similar "watch list." (See also the discussion under "Liquidity" herein.)

     The National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company's statutory surplus to the risk inherent in its overall operations. At December 31, 1997, the adjusted capital of each of AIG's domestic general companies and of each of AIG's domestic life companies exceeded each of their RBC standards by considerable margins. There has been no significant change through September 30, 1998.

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

     At September 30, 1998, AIG's consolidated invested assets included approximately $3.47 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first nine months of 1998 amounted to $1.47 billion.

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

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG's insurance operations generated over $5.5 billion in pre-tax cash flow during the first nine months of 1998. Cash flow includes periodic premium collections, including policyholders' contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits, acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance investment operations generated approximately $3.7 billion in investment income cash flow during the first nine months of 1998. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains.

     The combined insurance pre-tax operating cash flow coupled with the cash and short-term investments of $3.2 billion provided the insurance operations with a significant amount of liquidity during the first nine months of 1998. This liquidity is available to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy loans and collateral loans. This liquidity coupled with proceeds approximating $14 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase nearly $16 billion of fixed income securities and marketable equity securities during the first nine months of 1998.

     The following table is a summary of AIG's invested assets by significant segment, including investment income due and accrued and real estate, at September 30, 1998 and December 31, 1997:

(dollars in thousands)
--------------------------------------------------------------------------------

                                                      September 30, 1998                          December 31, 1997
                                                  ---------------------------                ---------------------------
                                                    INVESTED         Percent                   Invested         Percent
                                                     ASSETS          of Total                   Assets          of Total
------------------------------------------------------------------------------------------------------------------------
General insurance                                 $ 37,936,805         27.6%                 $ 31,844,084         26.0%
Life insurance                                      43,624,514         31.7                    41,046,969         33.5
Financial services                                  55,230,856         40.2                    48,899,127         39.9
Other                                                  673,609          0.5                       661,701          0.6
------------------------------------------------------------------------------------------------------------------------
Total                                             $137,465,784        100.0%                 $122,451,881        100.0%
------------------------------------------------------------------------------------------------------------------------

INSURANCE INVESTED ASSETS

The following tables summarize the composition of AIG's insurance invested assets by insurance seg-ment, including investment income due and accrued and real estate, at September 30, 1998 and December 31, 1997:

(dollars in thousands)
--------------------------------------------------------------------------------

                                                                                                   PERCENT DISTRIBUTION
                                                                                       PERCENT     ---------------------
           SEPTEMBER 30, 1998               GENERAL         LIFE           TOTAL       OF TOTAL    DOMESTIC     FOREIGN
------------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
  Available for sale, at market value(a)  $15,544,237    $29,777,464    $45,321,701      55.5%        43.7%       56.3%
  Held to maturity, at amortized cost(b)   13,024,678             --     13,024,678      16.0        100.0          --
Equity securities, at market value(c)       3,050,931      1,230,325      4,281,256       5.2         49.3        50.7
Mortgage loans on real estate, policy
  and
  collateral loans                             50,743      6,618,103      6,668,846       8.2         38.8        61.2
Short-term investments, including time
  deposits, and cash                          626,748      2,547,409      3,174,157       3.9         14.4        85.6
Real estate                                   385,955        931,375      1,317,330       1.6         17.3        82.7
Investment income due and accrued             642,132      1,051,457      1,693,589       2.1         43.1        56.9
Other invested assets                       4,611,381      1,468,381      6,079,762       7.5         82.1        17.9
------------------------------------------------------------------------------------------------------------------------
Total                                     $37,936,805    $43,624,514    $81,561,319     100.0%        53.8%       46.2%
------------------------------------------------------------------------------------------------------------------------

(a)Includes $989,374 of bonds trading securities, at market value.
(b)Includes $2,963 of preferred stock, at amortized cost.
(c)Includes $244,045 of preferred stock, at market value.

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

     At September 30, 1998, approximately 56.2 percent of the fixed maturities investments were domestic securities. Approximately 40 percent of such domestic securities were rated AAA. Approximately 11 percent were below investment grade or not rated.

     A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At September 30, 1998, approximately 18 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 16 percent were below investment grade or not rated at that date.

     At September 30, 1998, approximately four percent of the fixed maturities portfolio was Collateralized Mortgage Obligations (CMOs), including minor amounts with respect to Commercial Mortgage Backed Securities. All of the CMOs were investment grade and approximately 54 percent of the CMOs were backed by various U.S. government agencies. CMOs are exposed to interest rate risk as the duration and ultimate realized yield would be affected by the accelerated prepayments of the underlying mortgages. There were no interest only or principal only CMOs at September 30, 1998.

     Any fixed income security may be subject to downgrade for a variety of reasons subsequent to any balance sheet date. There have been no significant downgrades as of November 1, 1998.

     AIG invests in equities for reasons including diversifying its overall exposure to interest rate risk. Equity securities are subject to declines in fair value. Such declines in fair value are presented as components of capital funds in unrealized appreciation of investments, net of taxes.

     Mortgage loans on real estate, policy and collateral loans comprised 8.2 percent of AIG's insurance invested assets at September 30, 1998. AIG's insurance operations' holdings of real estate mortgages amounted to $2.74 billion of which 37.9 percent was domestic. At September 30, 1998, no domestic mortgages and only a nominal amount of foreign mortgages were in default. It is AIG's practice to maintain a maximum loan to value ratio of 75 percent at loan origination. At September 30, 1998, AIG's insurance holdings of collateral loans amounted to $1.07 billion, all of which were foreign. It is AIG's strategy to enter into mortgage and collateral loans as an adjunct primarily to life insurance fixed maturity investments. AIG's policy loans increased from $2.67 billion at December 31, 1997 to $2.86 billion at September 30, 1998.

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

     AIG calculated the VaR with respect to the net fair value of each of AIG's insurance segments as of December 31, 1997. Through September 30, 1998, the economic facts and circumstances have not significantly changed. Therefore, the VaR at December 31, 1997 was representative of a VaR at September 30, 1998. This calculation used the variance-covariance (delta-normal) methodology. The calculation also used daily historical interest and foreign currency exchange rates and equity prices in the two years ending December 31, 1997. The VaR model estimated the volatility of each of these rates and equity prices and the correlation among them. For interest rates, each country's yield curve was constructed using eleven separate points on this curve to model possible curve movements. Inter-country correlations were also used. The redemption experience of municipal and corporate fixed maturities and mortgage securities was taken into account as well as the use of financial modeling. Thus, the VaR measured the sensitivity of the asset and the liability portfolios to each of the aforementioned market risk exposures. Each sensitivity was estimated separately to capture the market exposures within each insurance segment. These sensitivities were then applied to a data base which contained both historical ranges of movements in all market factors and the correlations among them. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value at a confidence level of 95 percent for a time period of one month. At December 31, 1997 the VaR of AIG's insurance segments was approximately $520 million for general insurance and $799 million for life insurance.

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
-------------------------------------------------------------------------------------------------

FINANCIAL SERVICES INVESTED ASSETS

     The following table is a summary of the composition of AIG's financial services invested assets at September 30, 1998 and December 31, 1997. (See also the discussions under "Operational Review: Financial Services Operations," "Capital Resources" and "Derivatives" herein.)

(dollars in thousands)
--------------------------------------------------------------------------------

                                                                      1998                           1997
                                                            -------------------------      -------------------------
                                                             INVESTED        Percent        Invested        Percent
                                                              ASSETS         of Total        Assets         of Total
--------------------------------------------------------------------------------------------------------------------
Flight equipment primarily under operating leases, net of
  accumulated depreciation                                  $16,035,558        29.1%       $14,438,074        29.5%
Unrealized gain on interest rate and currency swaps,
  options and forward transactions                            9,779,517        17.7          7,422,290        15.2
Securities available for sale, at market value                9,300,161        16.8          9,145,317        18.7
Trading securities, at market value                           6,378,719        11.5          3,974,561         8.1
Securities purchased under agreements to resell, at
  contract value                                              4,969,860         9.0          4,551,191         9.3
Trading assets                                                5,730,990        10.4          6,715,486        13.8
Spot commodities, at market value                               459,304         0.8            459,517         0.9
Other, including short-term investments                       2,576,747         4.7          2,192,691         4.5
--------------------------------------------------------------------------------------------------------------------
Total                                                       $55,230,856       100.0%       $48,899,127       100.0%
--------------------------------------------------------------------------------------------------------------------

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During the first nine months of 1998, ILFC acquired flight equipment costing $2.55 billion.

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

     Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At September 30, 1998, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $397.3 million of these securities. There were no securities deemed below investment grade at September 30, 1998. There have been no significant downgrades through November 1, 1998. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

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

     The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at September 30, 1998 were as follows:

(in thousands)
--------------------------------------------------------------------------------

                                                                GROSS         GROSS
                                                              UNREALIZED    UNREALIZED
                                                                GAINS         LOSSES
--------------------------------------------------------------------------------------
Securities available for sale, at market value                $ 456,154     $  450,242
Unrealized gain/loss on interest rate and currency swaps,
  options and forward transactions(a)(b)                      9,779,517      7,135,097
Trading assets                                                7,119,518      4,673,017
Spot commodities, at market value                                    --         81,788
Trading liabilities                                                  --      3,157,557
Securities and spot commodities sold but not yet purchased,
  at market value                                               397,381             --
--------------------------------------------------------------------------------------

(a)These amounts are also presented as the respective balance sheet amounts.
(b)At September 30, 1998, AIGTG's replacement values with respect to interest rate and currency swaps were $856.1 million.

     AIGFP's interest rate risk on securities available for sale, at market, is managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At September 30, 1998, the unrealized gains and losses remaining after the benefit of the offsets were $11.6 million and $5.7 million, respectively.

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

     In each of these models, the market risks of AIGFP and AIGTG have been classified as changes in the level of interest rates, foreign currency exchange rates, equity prices or commodity prices and the respective volatility of each. For each risk, four sensitivities were calculated under four scenarios with respect to the fair values of the portfolios at September 30, 1998. The four scenarios consisted of uniformly increasing or decreasing the relevant market rates or prices by 10 percent; and uniformly increasing or decreasing the relevant market volatility by 10 percent. For a given risk, the sensitivity presented herein was the largest potential loss in fair value assuming trade settlement under the most adverse of the four scenarios that could result in one day.

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

     The following table presents the one day exposure to the potential loss in fair value of each component of AIGFP's market risk as of September 30, 1998 under the most adverse scenario as mentioned above:

(in millions)
------------------------------------------------------

                                           MARKET RISK
------------------------------------------------------
Interest rate                                   $ 25.1
Currency                                          25.1
Equity                                            12.8
------------------------------------------------------

     The following table presents the one day exposure to potential loss in fair value of each component of AIGTG's market risk as of September 30, 1998 under the most adverse scenario as discussed above:

(in millions)
------------------------------------------------------

                                           MARKET RISK
------------------------------------------------------
Interest rate                                     $5.7
Currency                                           5.2
Commodity                                            0
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

     The following tables provide the notional and contractual amounts of AIGFP's and AIGTG's derivatives transactions at September 30, 1998 and December 31, 1997.

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

     The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at September 30, 1998 and December 31, 1997:

(in thousands)
--------------------------------------------------------------------------------

                                                                    REMAINING LIFE
                               ----------------------------------------------------------------------------------------
                                   ONE         TWO THROUGH     SIX THROUGH     AFTER TEN       TOTAL          TOTAL
                                   YEAR         FIVE YEARS      TEN YEARS        YEARS          1998           1997
-----------------------------------------------------------------------------------------------------------------------
Interest rate, currency and
  equity/commodity swaps and
  swaptions:
Notional amount:
  Interest rate swaps          $ 77,684,000    $97,938,000     $46,869,000    $ 7,240,000   $229,731,000   $200,491,000
  Currency swaps                 22,239,000     21,569,000     15,088,000       3,494,000     62,390,000     54,748,000
  Swaptions and equity swaps      7,644,000      5,755,000      5,629,000       1,245,000     20,273,000     11,217,000
-----------------------------------------------------------------------------------------------------------------------
Total                          $107,567,000    $125,262,000    $67,586,000    $11,979,000   $312,394,000   $266,456,000
-----------------------------------------------------------------------------------------------------------------------
Futures and forward
  contracts:
Exchange traded futures
  contracts contractual
  amount                       $  4,882,000             --             --              --   $  4,882,000   $  4,411,000
Over the counter forward
  contracts contractual
  amount                       $ 38,579,000    $    85,000             --              --   $ 38,664,000   $ 13,271,000
-----------------------------------------------------------------------------------------------------------------------

     AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At September 30, 1998 and December 31, 1997, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
--------------------------------------------------------------------------------

                                                                NET REPLACEMENT VALUE
                                                           -------------------------------
                                                           SWAPS AND        FUTURES AND         TOTAL         TOTAL
                                                           SWAPTIONS     FORWARD CONTRACTS       1998          1997
----------------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                      $2,334,687         $ 4,076         $2,338,763    $2,326,502
  AA                                                       3,614,631           12,323          3,626,954     2,311,104
  A                                                        1,619,231            6,200          1,625,431     1,165,410
  BBB                                                      1,045,586              169          1,045,755       608,495
  Below investment grade                                     258,663               --            258,663       289,563
----------------------------------------------------------------------------------------------------------------------
Total                                                      $8,872,798         $22,768         $8,895,566    $6,701,074
----------------------------------------------------------------------------------------------------------------------

     At September 30, 1998 and December 31, 1997, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in thousands)
--------------------------------------------------------------------------------

                                                                NET REPLACEMENT VALUE
                                                           -------------------------------
                                                           SWAPS AND        FUTURES AND         TOTAL         TOTAL
                                                           SWAPTIONS     FORWARD CONTRACTS       1998          1997
----------------------------------------------------------------------------------------------------------------------
Non-U.S. banks                                             $2,912,369         $16,725         $2,929,094    $2,263,305
Insured municipalities                                       946,438               --            946,438       757,514
U.S. industrials                                           1,046,843            4,449          1,051,292       514,041
Governmental                                                 666,539               --            666,539       677,230
Non-U.S. financial service companies                         233,865               --            233,865        64,787
Non-U.S. industrials                                       1,200,108               --          1,200,108     1,034,792
Special purpose                                              176,996               --            176,996       163,109
U.S. banks                                                   634,332               --            634,332       584,915
U.S. financial service companies                             862,490            1,594            864,084       433,710
Supranationals                                               192,818               --            192,818       207,671
----------------------------------------------------------------------------------------------------------------------
Total                                                      $8,872,798         $22,768         $8,895,566    $6,701,074
----------------------------------------------------------------------------------------------------------------------

     The following tables provide the contractual and notional amounts of AIGTG's derivatives portfolio at September 30, 1998 and December 31, 1997. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the September 30, 1998 balances based upon the expected timing of the future cash flows.

     The gross replacement values presented represent the sum of the estimated positive fair values of all of AIGTG's derivatives contracts at September 30, 1998 and December 31, 1997. These values do not represent the credit risk to AIGTG.

     Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss.

     The following tables present AIGTG's derivatives portfolio and the associated credit exposure, if applicable, by maturity and type of derivative at September 30, 1998 and December 31, 1997:

(in thousands)
--------------------------------------------------------------------------------

                                                      REMAINING LIFE
                                   -----------------------------------------------------
                                       ONE        TWO THROUGH   SIX THROUGH   AFTER TEN       TOTAL          TOTAL
                                       YEAR       FIVE YEARS     TEN YEARS      YEARS          1998           1997
----------------------------------------------------------------------------------------------------------------------
Contractual amount of futures,
  forwards and options:
  Exchange traded futures and
    options                        $ 18,529,188   $1,230,515    $   77,545    $       --   $ 19,837,248   $ 24,579,298
----------------------------------------------------------------------------------------------------------------------
  Forwards                         $312,099,359   $17,939,515   $1,629,184    $       --   $331,668,058   $267,959,285
----------------------------------------------------------------------------------------------------------------------
  Over the counter purchased
    options                        $ 53,438,716   $18,646,124   $5,325,340    $1,240,695   $ 78,650,875   $ 60,273,754
----------------------------------------------------------------------------------------------------------------------
  Over the counter sold
    options(a)                     $ 53,266,013   $14,748,012   $5,033,565    $1,162,137   $ 74,209,727   $ 58,189,846
----------------------------------------------------------------------------------------------------------------------
Notional amount:
  Interest rate swaps and forward
    rate agreements                $ 95,161,410   $23,614,760   $5,705,350    $  668,133   $125,149,653   $ 77,502,650
  Currency swaps                      1,203,155    4,872,841     1,259,989            --      7,335,985      6,489,333
  Swaptions                             172,838    1,528,401     1,130,980     1,358,815      4,191,034      1,633,988
----------------------------------------------------------------------------------------------------------------------
Total                              $ 96,537,403   $30,016,002   $8,096,319    $2,026,948   $136,676,672   $ 85,625,971
----------------------------------------------------------------------------------------------------------------------
Credit exposure:
  Futures, forwards, swaptions
    and purchased options
    contracts and interest rate
    and currency swaps:
  Gross replacement value          $  7,654,891   $1,727,021    $  625,607    $  127,559   $ 10,135,078   $ 11,019,717
  Master netting arrangements        (4,799,011)    (738,235)     (329,803)      (71,340)    (5,938,389)    (5,798,311)
  Collateral                           (365,130)     (37,020)      (19,882)       (8,143)      (430,175)      (224,678)
----------------------------------------------------------------------------------------------------------------------
Net replacement value(b)           $  2,490,750   $  951,766    $  275,922    $   48,076   $  3,766,514   $  4,996,728
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

     AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At September 30, 1998 and December 31, 1997, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in thousands)
--------------------------------------------------------------------------------

                                                                   NET REPLACEMENT VALUE
                                                                ----------------------------
                                                                   1998              1997
--------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                           $  486,330        $  752,741
  AA                                                             1,735,492         2,503,289
  A                                                                918,312         1,023,650
  BBB                                                              341,714           342,695
  Below investment grade                                            71,873            98,425
  Not externally rated, including exchange traded futures
    and options*                                                   212,793           275,928
--------------------------------------------------------------------------------------------
Total                                                           $3,766,514        $4,996,728
--------------------------------------------------------------------------------------------
Counterparty breakdown by industry:
  Non-U.S. banks                                                $1,370,884        $2,685,998
  U.S. industrials                                                 238,733           163,484
  Governmental                                                     166,693           135,269
  Non-U.S. financial service companies                             492,012           260,412
  Non-U.S. industrials                                             125,339           167,835
  U.S. banks                                                       467,307           560,388
  U.S. financial service companies                                 692,753           747,414
  Exchanges*                                                       212,793           275,928
--------------------------------------------------------------------------------------------
Total                                                           $3,766,514        $4,996,728
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

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (FASB 130) and State-ment of Financial Accounting Standards No. 131
"Disclosure about Segments of an Enterprise and Related Information" (FASB 131).

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

     In June 1998, FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FASB 133). This statement requires AIG to recognize all derivatives in the consolidated balance sheet measuring these derivatives at fair value. The recognition of the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative. Currently, AIGTG and AIGFP present, in all material respects, the changes in fair value of their derivative transactions as a component of AIG's operating income. AIG is evaluating the impact of FASB 133 with respect to derivative transactions entered into by other AIG operations. AIG believes that the impact of FASB 133 on its results of operations, financial condition or liquidity will not be significant. FASB 133 is effective for the year commencing January 1, 2000.

RECENT DEVELOPMENTS

     The Year 2000 issue arises from computer programs being written using two digits rather than four digits to define the applicable year. This could result in a failure of the information technology systems (IT systems) and other equipment containing imbedded technology (non-IT systems) in the year 2000, causing disruption of operations of AIG, its lessees, vendors, or business partners.

     AIG has developed a plan to address the Year 2000 issue as it affects AIG's internal IT and non-IT systems, and to assess Year 2000 issues relating to third parties with whom AIG has critical relationships.

     The plan for addressing internal systems includes an assessment of internal IT and non-IT systems and equipment affected by the Year 2000 issue; definition of strategies to address affected systems and equipment; remediation of identified affected systems and equipment; and internal certification that each internal system is Year 2000 compliant. AIG has remediated, tested and returned to production substantially all of its internal IT systems. AIG continues to remediate and test internal non-IT systems and expects to complete remediation by mid-1999.

     AIG has also initiated formal communications with respect to the Year 2000 issue to those third parties which have significant interaction with AIG. Currently, AIG is unable to ascertain whether all such third parties will successfully address the Year 2000 issue, particularly those third parties outside the United States where it is believed that remediation efforts relating to the Year 2000 issue may be less advanced. While AIG expects to have no interruption of operations as a result of internal IT and non-IT systems, significant uncertainties remain about the effect on AIG of third parties who are not Year 2000 compliant. AIG will continue to monitor third party Year 2000 issue readiness to determine whether additional or alternative measures may be necessary. Such measures may include the selection of alternate third parties or other actions designed to mitigate the effects of a third party's lack of preparedness. There can be no assurance that unresolved Year 2000 issues of third parties will not have a material adverse impact on AIG's results of operations, financial condition or liquidity. AIG is considering the effects of Year 2000 related failures on its business and, as the most reasonably likely worst case scenarios become more clearly identified, AIG will develop appropriate contingency plans.

     The costs associated with addressing the Year 2000 issue, including developing and implementing the above stated plans and remediating affected systems and equipment, has approximated $80 million and has been expensed as incurred.

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

     Any statements contained in this section that are not historical facts, or that might be considered an opinion or projection, whether expressed or implied, is meant as, and should be considered, a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including those risks related to the Year 2000 issue. If any assumptions or opinions prove incorrect, any forward-looking statements made on that basis may also prove materially incorrect.

     On August 20, 1998, AIG and SunAmerica Inc. (SunAmerica) announced that they have entered into a definitive agreement whereby AIG will acquire 100 percent of the outstanding common stock of SunAmerica. The merger transaction has been approved by the Board of Directors of both companies, and is subject to various regulatory approvals and other customary conditions, as well as the approval of AIG and SunAmerica shareholders at special meetings scheduled to be held November 18, 1998.

PART II -- OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
        See accompanying Exhibit Index.

     (b)  Reports on Form 8-K.
          During the three months ended September 30, 1998, there were three current reports filed on Form 8-K:

        (1) Current Report on Form 8-K, August 20, 1998: Press Release dated August 20, 1998 announcing that SunAmerica Inc. will merge into AIG

        (2) Current Report on Form 8-K, August 24, 1998 to report the definitive Agreement and Plan of Merger between SunAmerica Inc. and American International Group, Inc., dated as of August 19, 1998

        (3) Current Report on Form 8-K, October 22, 1998: Press Release dated October 22, 1998 reporting the earnings of AIG for the quarter and the nine months ended September 30, 1998

                                   SIGNATURES

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

                                            AMERICAN INTERNATIONAL GROUP, INC.

                                          --------------------------------------
                                                       (Registrant)

                                                 /s/ HOWARD I. SMITH

                                          --------------------------------------
                                                     Howard I. Smith
                                             Executive Vice President, Chief
                                            Financial Officer and Comptroller

Dated: November 13, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION                                LOCATION
-------                           -----------                                --------
 2        Plan of acquisition, reorganization, arrangement,
          liquidation or succession
          (a)  Agreement and Plan of Merger between SunAmerica Inc.
          and American International Group, Inc., dated as of August
               19, 1998...............................................  Filed as an Exhibit
                                                                        to AIG's Current
                                                                        Report on Form 8-K,
                                                                        August 24, 1998
                                                                        (File No. 1-8787)
 4        Instruments defining the rights of security holders,
          including indentures........................................  Not required to be filed.
10        Material contracts..........................................  None
11        Statement re computation of per share earnings..............  Filed herewith.
12        Statement re computation of ratios..........................  Filed herewith.
15        Letter re unaudited interim financial information...........  None
18        Letter re change in accounting principles...................  None
19        Report furnished to security holders........................  None
22        Published report regarding matters submitted to vote of
          security holders............................................  None
23        Consents of experts and counsel.............................  None
24        Power of attorney...........................................  None
27        Financial Data Schedule.....................................  Provided herewith.
99        Additional exhibits.........................................  None