Form 10-K
period 1998-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 1999-03-31
CIK 5272

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K
(Mark One)

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[x]                      SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[_]                       SECURITIES EXCHANGE ACT OF 1934

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

                              Yes [x]    No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_].

     The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on January 31, 1999 was approximately $119,407,069,000 computed upon the basis of the closing sales price of the Common Stock on that date.

     As of January 31, 1999, there were outstanding 1,238,282,249 shares of Common Stock, $2.50 par value, of the registrant.

                      Documents Incorporated by Reference:

     The registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 19, 1999 is incorporated by reference in
Part III of this Form 10-K.
================================================================================

PART I
================================================================================

ITEM 1. BUSINESS

American International Group, Inc. ("AIG"), a Delaware corporation, is a holding company which through its subsidiaries is primarily engaged in a broad range of insurance and insurance-related activities and financial services in the United States and abroad. AIG's primary activities include both general and life insurance operations. The principal insurance company subsidiaries are American Home Assurance Company ("American Home"), National Union Fire Insurance Company of Pittsburgh, Pa. ("National Union"), New Hampshire Insurance Company ("New Hampshire"), Lexington Insurance Company ("Lexington"), Transatlantic Holdings, Inc. ("Transatlantic"), American International Underwriters Overseas, Ltd. ("AIUO"), American Life Insurance Company ("ALICO"), American International Assurance Company, Limited together with American International Assurance Company (Bermuda) Limited ("AIA"), Nan Shan Life Insurance Company, Ltd. ("Nan Shan"), American International Reinsurance Company, Ltd. and United Guaranty Residential Insurance Company. On January 1, 1999, AIG acquired SunAmerica Inc., which through its subsidiaries specializes in the retirement savings and asset accumulation business. For information on AIG's business segments, see Note 17 of Notes to Financial Statements.

     All per share information herein gives retroactive effect to all stock dividends and stock splits. As of January 31, 1999, beneficial ownership of approximately 13.7 percent, 2.9 percent and 2.0 percent of AIG's Common Stock, $2.50 par value ("Common Stock"), was held by Starr International Company, Inc. ("SICO"), The Starr Foundation and C. V. Starr & Co., Inc. ("Starr"), respectively.

     At December 31, 1998, AIG and its subsidiaries had approximately 48,000 employees.

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


(dollars in millions)
----------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                          1998         1997         1996         1995         1994
==========================================================================================================
GENERAL INSURANCE OPERATIONS:
   Gross premiums written                    $  20,684    $  18,742    $  18,319    $  17,895    $  16,392
   Net premiums written                         14,586       13,408       12,692       11,893       10,866
   Net premiums earned                          14,098       12,421       11,855       11,406       10,287
   Adjusted underwriting profit (a)                531          490          450          417          201
   Net investment income                         2,192        1,854        1,691        1,547        1,436
   Realized capital gains                          205          128           65           68           51
   Operating income                              2,928        2,472        2,206        2,032        1,688
   Identifiable assets                          73,226       62,386       58,792       56,223       51,556
----------------------------------------------------------------------------------------------------------
   Loss ratio                                     75.6         75.3         75.9         75.9         77.8
   Expense ratio                                  20.8         20.9         20.6         20.7         20.5
----------------------------------------------------------------------------------------------------------
   Combined ratio                                 96.4         96.2         96.5         96.6         98.3
==========================================================================================================
LIFE INSURANCE OPERATIONS:
   Premium income                               10,247        9,926        8,978        8,038        6,724
   Net investment income                         3,232        2,896        2,676        2,265        1,748
   Realized capital gains (losses)                 (35)          21           35           33           87
   Operating income                              1,780        1,571        1,324        1,091          952
   Identifiable assets                          64,333       52,104       48,376       43,280       34,497
   Insurance in-force at end of year           499,167      436,573      421,983      376,097      333,379
FINANCIAL SERVICES OPERATIONS:
   Commissions, transaction and other fees       3,305        3,272        2,556        2,204        1,784
   Operating income                                913          701          524          418          405
   Identifiable assets                          60,113       51,756       43,861       36,834       30,661
EQUITY IN INCOME OF MINORITY-OWNED
   INSURANCE OPERATIONS                             57          114           99           82           56
OTHER REALIZED CAPITAL LOSSES                       (5)         (30)         (12)         (29)         (51)
REVENUES (B)                                    33,296       30,602       27,943       25,614       22,122
TOTAL ASSETS                                   194,398      163,971      148,431      134,136      114,346
==========================================================================================================

(a) Adjusted underwriting profit is statutory underwriting income adjusted primarily for changes in deferral of acquisition costs. This adjustment is necessary to present the financial statements in accordance with generally accepted accounting principles.

(b) Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transaction and other fees, equity in income of minority-owned insurance operations and realized capital gains (losses). In 1997, agency operations were presented as a component of general insurance and for years prior to 1997 agency results have been reclassified to conform to this presentation.

     The following table shows identifiable assets, revenues and income derived from operations in the United States and Canada and from operations in other countries for the year ended December 31, 1998. (See also Note 17 of Notes to Financial Statements.)




(dollars in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               PERCENT OF TOTAL
                                                                                                         ---------------------------
                                                                      UNITED STATES               OTHER  UNITED STATES         OTHER
                                                            TOTAL        AND CANADA           COUNTRIES     AND CANADA     COUNTRIES
===================================================================================================================================
GENERAL INSURANCE OPERATIONS:
   Net premiums earned                                  $  14,098         $   9,471           $   4,627         67.2%          32.8%
   Adjusted underwriting profit                               531                 9                 522          1.6           98.4
   Net investment income                                    2,192             1,754                 438         80.0           20.0
   Realized capital gains                                     205               198                   7         96.6            3.4
   Operating income                                         2,928             1,961                 967         67.0           33.0
   Identifiable assets                                     73,226            57,166              16,060         78.1           21.9
LIFE INSURANCE OPERATIONS:
   Premium income                                          10,247               738               9,509          7.2           92.8
   Net investment income                                    3,232               920               2,312         28.5           71.5
   Realized capital losses                                    (35)               (1)                (34)          --             --
   Operating income                                         1,780               149               1,631          8.4           91.6
   Identifiable assets                                     64,333            15,772              48,561         24.5           75.5
FINANCIAL SERVICES OPERATIONS:
   Commissions, transaction and other fees                  3,305             2,682                 623         81.1           18.9
   Operating income                                           913               580                 333         63.5           36.5
   Identifiable assets                                     60,113            49,766              10,347         82.8           17.2
EQUITY IN INCOME OF MINORITY-OWNED
   INSURANCE OPERATIONS                                        57                44                  13         77.0           23.0
OTHER REALIZED CAPITAL GAINS (LOSSES)                          (5)               12                 (17)          --             --
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST            5,529             2,617               2,912         47.3           52.7
REVENUES                                                   33,296            15,818              17,478         47.5           52.5
TOTAL ASSETS                                              194,398           119,098              75,300         61.3           38.7
===================================================================================================================================


GENERAL INSURANCE OPERATIONS

AIG's general insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance. One or more of these companies is licensed to write substantially all of these lines in all states of the United States and in approximately 100 foreign countries.

     Domestic general insurance operations are comprised of the Domestic Brokerage Group, including the domestic operations of Transatlantic, Personal Lines, including 20th Century Industries (20th Century) and Mortgage Guaranty.

     Commencing with the third quarter of 1998, Transatlantic and 20th Century were consolidated into AIG's financial statements, as a result of AIG obtaining majority ownership.

     AIG's primary domestic division is the Domestic Brokerage Group (DBG). DBG's business is derived from brokers in the United States and Canada and is conducted through its general insurance subsidiaries including American Home, National Union, Lexington, Transatlantic and certain other insurance company subsidiaries of AIG. The primary casualty/risk management division of DBG provides insurance and risk management programs for large corporate customers. The AIG Risk Finance division designs and implements creative risk financing alternatives using the insurance and financial services capabilities of AIG. Also included are the operations of New Hampshire and its subsidiaries, which focus specifically on providing AIG products and services through brokers to middle market companies, and regional insurance companies which service the commercial middle market.

     DBG writes substantially all classes of business insurance accepting such business mainly from insurance brokers. This provides DBG the opportunity to select specialized markets and retain underwriting control. Any licensed broker is able to submit business to DBG without the traditional agent-company contractual relationship, but such broker usually has no authority to commit DBG to accept a risk.

     In addition to writing substantially all classes of business insurance, including large commercial or industrial property insurance, excess liability, inland marine, workers' compensation and excess and umbrella coverages, DBG offers many specialized forms of insurance such as directors and officers liability, difference-in-conditions, kidnap-ransom, export credit and political risk, and various types of professional errors and omissions coverages. Lexington writes surplus lines, those risks for which conventional insurance companies do not readily provide insurance coverage, either because of complexity or because the coverage does not lend itself to conventional contracts.

     AIG engages in mass marketing of personal lines coverages, primarily private passenger auto, through American International Insurance Company and 20th Century.

     The business of United Guaranty Corporation ("UGC") and its subsidiaries is also included in the domestic operations of AIG. The principal business of the UGC subsidiaries is the writing of residential mortgage loan insurance, which is guaranty insurance on conventional first mortgage loans on single-family dwellings and condominiums. Such insurance protects lenders against loss if borrowers default. UGC subsidiaries also write home equity and property improvement loan insurance on loans to finance residential property improvements, alterations and repairs and for other purposes not necessarily related to real estate. UGC had approximately $17 billion of mortgage guarantee risk in-force at December 31, 1998.

     AIG's Foreign General insurance group accepts risks primarily underwritten through American International Underwriters ("AIU"), a marketing unit consisting of wholly owned agencies and insurance companies. The Foreign General insurance group also includes business written by AIG's foreign-based insurance subsidiaries for their own accounts. The Foreign General group uses various marketing methods to write both business and personal lines insurance with certain refinements for local laws, customs and needs. AIU operates in over 70 countries in Asia, the Pacific Rim, Europe, Africa, Middle East and Latin America. Transatlantic's foreign operations are included in this group.

     During 1998, DBG and the Foreign General insurance group accounted for 54.9 percent and 32.9 percent, respectively, of AIG's net premiums written.

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

     The following table summarizes general insurance premiums written and earned:

(in millions)
-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                              WRITTEN            EARNED
===============================================================================
1998
-------------------------------------------------------------------------------
Gross premiums                                       $ 20,684          $ 20,092
Ceded premiums                                         (6,098)           (5,994)
-------------------------------------------------------------------------------
Net premiums                                         $ 14,586          $ 14,098
===============================================================================
1997
-------------------------------------------------------------------------------
Gross premiums                                       $ 18,742          $ 17,566
Ceded premiums                                         (5,334)           (5,145)
-------------------------------------------------------------------------------
Net premiums                                         $ 13,408          $ 12,421
===============================================================================
1996
-------------------------------------------------------------------------------
Gross premiums                                       $ 18,319          $ 17,580
Ceded premiums                                         (5,627)           (5,725)
-------------------------------------------------------------------------------
Net premiums                                         $ 12,692          $ 11,855
===============================================================================

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

     AIG is well diversified both in terms of lines of business and geographic locations. Of the general insurance lines of business, workers' compensation was approximately 8 percent of AIG's net premiums written. This line is well diversified geographically.

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


(dollars in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                             RATIO OF         RATIO OF
                                                           LOSSES AND     UNDERWRITING
                                                        LOSS EXPENSES         EXPENSES
                                   NET PREMIUMS           INCURRED TO      INCURRED TO                                     INDUSTRY
                            --------------------------   NET PREMIUMS     NET PREMIUMS     COMBINED    UNDERWRITING         COMBINED
YEARS ENDED DECEMBER 31,     WRITTEN          EARNED           EARNED          WRITTEN        RATIO          MARGIN           RATIO*
====================================================================================================================================
1998                         $14,586         $14,098             75.6              20.8        96.4             3.6           103.7
1997                          13,408          12,421             75.3              20.9        96.2             3.8           101.5
1996                          12,692          11,855             75.9              20.6        96.5             3.5           106.3
1995                          11,893          11,406             75.9              20.7        96.6             3.4           106.7
1994                          10,866          10,287             77.8              20.5        98.3             1.7           108.9
====================================================================================================================================

* Source: Best's Aggregates & Averages (Stock insurance companies, after dividends to policyholders) and the ratio for 1998 reflects estimated results provided by Conning & Company.

     During 1998, of the direct general insurance premiums written (gross premiums less return premiums and cancellations, excluding reinsurance assumed and before deducting reinsurance ceded), 12.9 percent and 10.4 percent were written in California and New York, respectively. No other state accounted for more than 5 percent of such premiums.

     There was no significant adverse effect on AIG's general insurance results of operations from the economic environments in any one state, country or geographic region for the year ended December 31, 1998. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

DISCUSSION AND ANALYSIS OF CONSOLIDATED NET LOSSES AND LOSS EXPENSE RESERVE DEVELOPMENT

The reserve for net losses and loss expenses is exclusive of applicable reinsurance and represents the accumulation of estimates for reported losses ("case basis reserves") and provisions for losses incurred but not reported ("IBNR"). Losses and loss expenses are charged to income as incurred. AIG discounts certain of its loss reserves which are related to certain workers' compensation claims.

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

     The "Analysis of Consolidated Net Losses and Loss Expense Reserve Development", which follows, presents the development of net losses and loss expense reserves for calendar years 1988 through 1998. The upper half of the table shows the cumulative amounts paid during successive years related to the opening loss reserves. For example, with respect to the net losses and loss expense reserve of $15.84 billion as of December 31, 1991, by the end of 1998 (seven years later) $14.19 billion had actually been paid in settlement of these net loss reserves. In addition, as reflected in the lower section of the table, the original reserve of $15.84 billion was reestimated to be $17.36 billion at December 31, 1998. This increase from the original estimate would generally be a combination of a number of factors, including reserves being settled for larger amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The redundancy (deficiency) depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective column heading. For example, the redundancy of $281 million at December 31, 1998 related to December 31, 1997 net losses and loss expense reserves of $21.17 billion represents the cumulative amount by which reserves for 1997 and prior years have developed redundantly during 1998. The reserve for net losses and loss expenses with respect to Transatlantic and 20th Century are only included in the consolidated net losses and loss expenses as of December 31, 1998. No reserve development is presented herein as these operations were not majority owned subsidiaries prior to the third quarter of 1998.

     Over the past several years, AIG has significantly strengthened its net loss and loss expense reserves with respect to asbestos and environmental losses. This strengthening is the primary cause of the adverse development reflected in certain calendar years in the net loss and loss expense reserves shown in the following table.

ANALYSIS OF CONSOLIDATED NET LOSSES AND
LOSS EXPENSE RESERVE DEVELOPMENT

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                1988     1989      1990     1991      1992     1993      1994     1995      1996      1997      1998
====================================================================================================================================
Reserve for Net Losses and Loss
   Expenses, December 31,    $11,086  $12,958   $14,699  $15,840   $16,757  $17,557   $18,419  $19,693   $20,407   $21,171   $24,619
Paid (Cumulative) as of:
   One Year Later              3,267    3,940     4,315    4,748     4,883    5,146     4,775    5,281     5,616     5,716
   Two Years Later             5,452    6,477     7,350    8,015     8,289    8,242     8,073    8,726     9,081
   Three Years Later           6,905    8,351     9,561   10,436    10,433   10,404    10,333   11,024
   Four Years Later            7,966    9,721    11,224   11,815    11,718   12,095    12,107
   Five Years Later            8,792   10,765    12,112   12,611    12,931   13,378
   Six Years Later             9,450   11,285    12,615   13,472    13,894
   Seven Years Later           9,737   11,517    13,235   14,193
   Eight Years Later           9,813   11,953    13,804
   Nine Years Later           10,140   12,402
   Ten Years Later            10,525
Net Liability Reestimated
   as of:
   End of Year                11,086   12,958    14,699   15,840    16,757   17,557    18,419   19,693    20,407    21,171    24,619
   One Year Later             10,924   12,845    14,596   15,828    16,807   17,434    18,139   19,413    20,009    20,890
   Two Years Later            10,857   12,844    14,595   15,903    16,603   17,479    18,269   19,330    19,999
   Three Years Later          10,812   12,809    14,724   15,990    16,778   17,782    18,344   19,327
   Four Years Later           10,775   12,896    14,965   16,254    17,182   18,090    18,344
   Five Years Later           10,805   13,065    15,361   16,712    17,600   18,300
   Six Years Later            10,954   13,426    15,845   17,095    17,844
   Seven Years Later          11,302   13,931    16,161   17,356
   Eight Years Later          11,799   14,180    16,385
   Nine Years Later           12,025   14,457
   Ten Years Later            12,304
   Redundancy/(Deficiency)    (1,218)  (1,499)   (1,686)  (1,516)   (1,087)    (743)       75      366       408       281
====================================================================================================================================

     The following table excludes for each calendar year the net loss and loss expense reserves and the development thereof with respect to asbestos and environmental claims. Thus, AIG's loss and loss expense reserves excluding asbestos and environmental claims are developing adequately. (See also management's Discussion and Analysis of Financial condition and Results of Operations.)

ANALYSIS OF CONSOLIDATED NET LOSSES AND LOSS EXPENSE
RESERVE DEVELOPMENT EXCLUDING ASBESTOS AND
ENVIRONMENTAL NET LOSSES AND LOSS EXPENSE RESERVE
DEVELOPMENT
(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                1988     1989      1990     1991      1992     1993     1994       1995      1996      1997     1998
====================================================================================================================================
Reserve for net losses and
   loss Expenses, Excluding
   Asbestos and Environmental
   Losses and Loss Expenses,
   December 31,              $11,006  $12,838  $14,539   $15,639   $16,503  $17,249  $18,089   $19,186    $19,664   $20,384  $23,754
Paid (Cumulative) as of:
   One Year Later              3,267    3,940    4,260     4,691     4,766    5,061    4,700     5,174      5,507     5,576
   Two Years Later             5,452    6,422    7,237     7,842     8,088    8,082    7,891     8,515      8,832
   Three Years Later           6,851    8,240    9,333    10,178    10,157   10,137   10,048    10,673
   Four Years Later            7,857    9,496   10,912    11,483    11,337   11,726   11,683
   Five Years Later            8,569   10,456   11,727    12,175    12,448   12,871
   Six Years Later             9,145   10,904   12,126    12,935    13,274
   Seven Years Later           9,362   11,034   12,646    13,519
   Eight Years Later           9,339   11,370   13,079
   Nine Years Later            9,570   11,684
   Ten Years Later             9,824
Net Liability Reestimated
   as of:
   End of Year                11,006   12,838   14,539    15,639    16,503   17,249   18,089    19,186     19,664    20,384   23,754
   One Year Later             10,804   12,684   14,341    15,518    16,382   17,019   17,556    18,568     19,118    19,903
   Two Years Later            10,697   12,591   14,232    15,422    16,073   16,813   17,355    18,347     18,910
   Three Years Later          10,562   12,449   14,190    15,403    15,997   16,790   17,293    18,141
   Four Years Later           10,420   12,368   14,327    15,417    16,081   16,960   17,090
   Five Years Later           10,282   12,431   14,472    15,562    16,362   16,969
   Six Years Later            10,326   12,544   14,648    15,808    16,404
   Seven Years Later          10,430   12,748   14,828    15,869
   Eight Years Later          10,635   12,861   14,854
   Nine Years Later           10,728   12,941
   Ten Years Later            10,814
   Redundancy/(Deficiency):      192     (103)    (315)     (230)       99      280      999     1,045        754       481
====================================================================================================================================


RECONCILIATION OF NET RESERVE FOR LOSSES AND
LOSS EXPENSES
(in millions)
-------------------------------------------------------------------------------
                                                 1998         1997         1996
===============================================================================
Net reserve for losses and loss
   expenses at beginning of year             $ 21,171     $ 20,407     $ 19,693
Acquisitions(a)                                 2,896           --           --
-------------------------------------------------------------------------------
Losses and loss expenses incurred:
   Current year                                10,938        9,732        9,273
   Prior years(b)                                (281)        (376)        (276)
-------------------------------------------------------------------------------
                                               10,657        9,356        8,997
-------------------------------------------------------------------------------
Losses and loss expenses paid:
   Current year                                 4,389        2,976        3,002
   Prior years                                  5,716        5,616        5,281
-------------------------------------------------------------------------------
                                               10,105        8,592        8,283
-------------------------------------------------------------------------------
Net reserve for losses and loss
   expenses at end of year                   $ 24,619     $ 21,171     $ 20,407
===============================================================================

(a) Acquisitions include the opening balances with respect to Transatlantic and 20th Century.

(b) Does not include the effects of foreign exchange adjustments which are reflected in the "Net Losses and Loss Expense Reserve Development" table.

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

     The reserve for losses and loss expenses as reported in AIG's Consolidated Balance Sheet at December 31, 1998, differs from the total reserve reported in the Annual Statements filed with state insurance departments and, where appropriate, with foreign regulatory authorities. The differences at December 31, 1998 relate primarily to estimates for unrecoverable reinsurance and additional reserves relating to certain foreign operations. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

     The reserve for gross losses and loss expenses is prior to reinsurance and represents the accumulation for reported losses and

IBNR. Management reviews the adequacy of established gross loss reserves in the manner previously described for net loss reserves.

     The "Analysis of Consolidated Gross Losses and Loss Expense Reserve Development", which follows, presents the development of gross losses and loss expense reserves for calendar years 1992 through 1998. As with the net losses and loss expense reserve development, the deficiencies of $1.45 billion and $835 million for 1992 and 1993, and redundancies of $927 million, $1.29 billion, $1.71 billion and $1.06 billion for 1994, 1995, 1996 and 1997, respectively, are relatively insignificant both in terms of an aggregate amount and as a percentage of the initial reserve balance.

ANALYSIS OF CONSOLIDATED GROSS LOSSES AND
LOSS EXPENSE RESERVE DEVELOPMENT
(in millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                          1992          1993           1994           1995          1996           1997        1998
===================================================================================================================================
Gross losses and
  loss expenses,
  December 31,                         $28,157       $30,046        $31,435        $33,047       $33,430        $33,400     $38,310
Paid (cumulative)
  as of:
  One Year Later                         7,281         8,807          7,640          8,392         9,199          9,185
  Two Years Later                       13,006        13,279         13,036         15,496        15,043
  Three Years Later                     16,432        17,311         17,540         18,837
  Four Years Later                      18,550        20,803         20,653
  Five Years Later                      21,322        22,895
  Six Years Later                       22,807
Gross Liability
Reestimated
  as of:
  End of Year                           28,157        30,046         31,435         33,047        33,430         33,400      38,310
  One Year Later                        28,253        29,866         30,759         32,372        32,777         32,337
  Two Years Later                       27,825        29,537         30,960         32,398        31,719
  Three Years Later                     27,727        30,362         30,825         31,759
  Four Years Later                      28,625        31,020         30,508
  Five Years Later                      29,701        30,881
  Six Years Later                       29,605
  Redundancy/(Deficiency)               (1,448)         (835)           927          1,288         1,711          1,063
===================================================================================================================================


LIFE INSURANCE OPERATIONS

AIG's life insurance subsidiaries offer a wide range of traditional insurance and financial and investment products. One or more of these subsidiaries is licensed to write life insurance in all states in the United States and in over 70 foreign countries. Traditional products consist of individual and group life, annuity, endowment and accident and health policies. Financial and investment products consist of single premium annuity, variable annuities, guaranteed investment contracts, universal life and pensions. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

     Life insurance operations in foreign countries comprised 92.8 percent of life premium income and 91.6 percent of operating income in 1998. AIG operates overseas principally through American Life Insurance Company (ALICO), American International Assurance Company, Limited together with American International Assurance Company (Bermuda) Limited (AIA) and Nan Shan Life Insurance Company, Ltd. (Nan Shan). ALICO is incorporated in Delaware and all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in approximately 50 countries located in Europe, Africa, Latin America, the Caribbean, the Middle East, and the Far East, with Japan being the largest territory. AIA operates primarily in Hong Kong, Singapore, Malaysia and Thailand. Nan Shan operates in Taiwan. These operations comprised
90.4 percent of AIG's consolidated life premium income. (See also Note 17 of Notes to Financial Statements.)

     In the United States, AIG has four domestic life subsidiaries: American International Life Assurance Company of New York, AIG Life Insurance Company, Delaware American Life Insurance Company, and Pacific Union Assurance Company. These companies utilize multiple distribution channels including brokerage and career and general agents to offer primarily life insurance, financial and investment products and specialty forms of accident and health coverage for individuals and groups, including employee benefit plans. The domestic life business comprised 7.2 percent of total life premium income in 1998.

     There was no significant adverse effect on AIG's life insurance results of operations from economic environments in any one state, country or geographic region for the year ended December 31, 1998. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

     Traditional life insurance products such as whole life and endowment continue to be significant in the overseas companies, especially in Southeast Asia, while a mixture of traditional, accident and health and financial products are sold in Japan.

     In addition to the above, AIG also has subsidiary operations in Switzerland, Puerto Rico, and conducts life insurance business through AIUO subsidiary companies in certain countries in Central and South America.

     The foreign life companies have approximately 120,000 career agents and sell their products largely to indigenous persons in local currencies. In addition to the agency outlets, these companies also distribute their products through direct marketing channels, such as mass marketing, and through brokers and other distribution outlets such as financial institutions.

     The following table summarizes the life insurance operating results for the year ended December 31, 1998. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

(dollars in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       AVERAGE
                                                                 NET                                              TERMINATION RATE
                                            PREMIUM       INVESTMENT         OPERATING           INSURANCE        ----------------
                                             INCOME           INCOME            INCOME(A)         IN-FORCE        LAPSE        OTHER
====================================================================================================================================
Individual:
   Life                                     $ 7,391           $2,260            $1,244           $376,699(b)        6.9%       1.4%
   Annuity                                      238              510                88                   (c)
Accident and health                           1,297               95               361                   (c)
Group:
   Life                                         513               32                55            122,468          10.6%       5.1%
   Pension                                      229              316                52                   (c)
   Accident and health                          579               27                23                   (c)
Realized capital gains                           --               --               (35)                  (c)
Consolidation adjustments                        --               (8)               (8)                  (c)
------------------------------------------------------------------------------------------------------------------------------------
Total                                       $10,247           $3,232            $1,780           $499,167
====================================================================================================================================

(a)  Including income related to investment type products.
(b)  Including $266.8 billion of whole life insurance and endowments.
(c)  Not applicable.

     AIG's individual life insurance and group life insurance portfolio accounted for 71 percent, 69 percent and 68 percent of AIG's consolidated life insurance operating income before realized capital gains or losses for the years ended December 31, 1998, 1997 and 1996, respectively. For each of those years, 92 percent of consolidated life operating income before realized capital gains or losses was derived from foreign operations.

INSURANCE INVESTMENT OPERATIONS

A significant portion of AIG's general and life operating revenues are derived from AIG's insurance investment operations. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 2, 8 and 17 of Notes to Financial Statements.)

     The following table is a summary of the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at December 31, 1998:

(dollars in millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             PERCENT DISTRIBUTION
                                                          GENERAL         LIFE                 PERCENT    -------------------------
                                                        INSURANCE    INSURANCE       TOTAL    OF TOTAL      DOMESTIC       FOREIGN
===================================================================================================================================
Fixed maturities:
   Available for sale, at market value(a)                 $15,939      $33,163     $49,102        56.1%         40.3%         59.7%
   Held to maturity, at amortized cost                     12,658           --      12,658        14.4         100.0          --
Equity securities, at market value(b)                       3,923        1,717       5,640         6.4          51.1          48.9
Mortgage loans on real estate, policy and collateral loans     70        6,400       6,470         7.4          31.5          68.5
Short-term investments, including
   time deposits, and cash                                    873        4,039       4,912         5.6          21.6          78.4
Real estate                                                   393        1,070       1,463         1.7          15.2          84.8
Investment income due and accrued                             568          900       1,468         1.7          41.4          58.6
Other invested assets                                       4,459        1,426       5,885         6.7          80.4          19.6
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                     $38,883      $48,715     $87,598       100.0%         50.2%         49.8%
===================================================================================================================================

(a)  Includes $1,005 of bonds trading securities, at market value.
(b)  Includes $301 of preferred stocks, at market value.

     The following table summarizes the investment results of the general insurance operations. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of Notes to Financial Statements.)




(dollars in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                   ANNUAL AVERAGE CASH AND INVESTED ASSETS
                               --------------------------------------------
                                       CASH
                                 (INCLUDING                                             NET                                 REALIZED
                                 SHORT-TERM         INVESTED                     INVESTMENT            RATE OF RETURN ON     CAPITAL
YEARS ENDED DECEMBER 31,       INVESTMENTS)           ASSETS(A)       TOTAL          INCOME(B)          INVESTED ASSETS        GAINS
====================================================================================================================================
1998                                 $  745          $34,619         $35,364         $2,192            6.2% (c)      6.3%(d)    $205
1997                                    611           29,704          30,315          1,854            6.1(c)        6.2(d)      128
1996                                    630           27,048          27,678          1,691            6.1(c)        6.3(d)       65
1995                                    825           24,417          25,242          1,547            6.1(c)        6.3(d)       68
1994                                  1,442           21,837          23,279          1,436            6.2(c)        6.6(d)       51
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

(dollars in millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                  ANNUAL AVERAGE CASH AND INVESTED ASSETS
                              ---------------------------------------------
                                      CASH                                                                                  REALIZED
                                (INCLUDING                                             NET                                   CAPITAL
                                SHORT-TERM         INVESTED                     INVESTMENT             RATE OF RETURN ON       GAINS
YEARS ENDED DECEMBER 31,      INVESTMENTS)           ASSETS(A)       TOTAL          INCOME((B)          INVESTED ASSETS     (LOSSES)
===================================================================================================================================
1998                                $3,224          $41,657         $44,881         $3,232            7.2%(c)       7.7%(d)    $(35)
1997                                 1,706           38,063          39,769          2,896            7.3(c)        7.6(d)       21
1996                                 1,117           35,563          36,680          2,676            7.3(c)        7.5(d)       35
1995                                 1,222           29,557          30,779          2,265            7.4(c)        7.7(d)       33
1994                                 2,046           22,318          24,364          1,748            7.2(c)        7.8(d)       87
===================================================================================================================================

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

FINANCIAL SERVICES OPERATIONS

AIG's financial services subsidiaries engage in diversified financial products and services including asset management, premium financing, banking services and consumer finance services.

     International Lease Finance Corporation (ILFC) engages primarily in the acquisition of new and used commercial jet aircraft and the leasing and remarketing of such aircraft to airlines around the world. (See also Note 17 of Notes to Financial Statements.)

     AIG Financial Products Corp. and its subsidiaries (AIGFP)structure financial transactions, including long-dated interest rate and currency swaps and structures borrowing through notes, bonds and guaranteed investment agreements. (See also Note 17 of Notes to Financial Statements.)

     AIG Trading Group Inc. and its subsidiaries (AIGTG) engage in various commodities trading, foreign exchange trading, interest rate swaps and market making activities. (See also Note 17 of Notes to Financial Statements.)

     Together these three operations comprise 88.5 percent of the commissions, transactions and other fees of AIG's consolidated financial services operations.

     Other AIG operations which contribute to financial services income include primarily A.I. Credit Corp. (AICCO), AIG Private Bank Ltd. and AIG Global Investment Group, Inc. AICCO's business is principally in premium financing. AIG Private Bank Ltd. operates as a Swiss bank. AIG Global Investment Group, Inc. operations include the management of the investment portfolios of various AIG subsidiaries, as well as third-party assets, and is responsible for product design and origination, marketing and distribution of third-party asset management products, including retail mutual funds, direct investment, and real estate investment, management and development. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 9 and 11 of Notes to Financial Statements.)

     The following table is a summary of the composition of AIG's financial services invested assets and liabilities at December 31, 1998. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of Notes to Financial Statements.)

(in millions)
================================================================================
Financial services invested assets:
   Flight equipment primarily under operating leases,
      net of accumulated depreciation                                    $16,330
   Securities available for sale, at market value                         10,674
   Trading securities, at market value                                     5,668
   Spot commodities, at market value                                         476
   Unrealized gain on interest rate and currency
      swaps, options and forward transactions                              9,881
Trading assets                                                             6,229
Securities purchased under agreements to resell,
   at contract value                                                       4,838
Other, including short-term investments                                    2,523
--------------------------------------------------------------------------------
Total financial services invested assets                                 $56,619
================================================================================
Financial services liabilities:
   Borrowings under obligations of guaranteed
      investment agreements                                              $ 9,188
   Securities sold under agreements to repurchase,
      at contract value                                                    4,473
   Trading liabilities                                                     4,664
   Securities and spot commodities sold but
      not yet purchased, at market value                                   4,457
   Unrealized loss on interest rate and currency
      swaps, options and forward transactions                              7,055
   Deposits due to banks and other depositors                              1,242
   Commercial paper                                                        3,204
   Notes, bonds and loans payable                                         15,249
--------------------------------------------------------------------------------
Total financial services liabilities                                     $49,532
================================================================================

      The following table is a summary of the revenues and operating income of AIG's principal financial services operations for the year ended December 31, 1998. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of Notes to Financial Statements.)

                                                                       Operating
(in millions)                                      Revenues              Income
================================================================================
ILFC                                                 $2,002               $  496
AIGFP*                                                  550                  323
AIGTG*                                                  374                  123
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

ADDITIONAL INVESTMENTS

On January 29, 1998, AIG purchased the 76.1 percent interest in SELIC Holdings, Ltd. which it previously did not own. AIG holds a 24.4 percent interest in IPC Holdings, Ltd., a reinsurance holding company and a 19.9 percent interest in Richmond Insurance Company, Ltd., a reinsurer. (See also Note 1(n) of Notes to Financial Statements.)

LOCATIONS OF CERTAIN ASSETS

As of December 31, 1998, approximately 39 percent of the consolidated assets of AIG were located in foreign countries (other than Canada), including $1.02 billion of cash and securities on deposit with foreign regulatory authorities. Foreign operations and assets held abroad may be adversely affected by political developments in foreign countries, including such possibilities as tax changes, nationalization and changes in regulatory policy, as well as by consequence of hostilities and unrest. The risks of such occurrences and their overall effect upon AIG vary from country to country and cannot easily be predicted. If expropriation or nationalization does occur, AIG's policy is to take all appropriate measures to seek recovery of such assets. Certain of the countries in which AIG's business is conducted have currency restrictions which generally cause a delay in a company's ability to repatriate assets and profits. (See also Notes 1, 2 and 17 of Notes to Financial Statements.)

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

     The statutory surplus of each of AIG's domestic general and life insurance subsidiaries exceeded their RBC standards by considerable margins as of December 31, 1998.

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

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a Special Meeting of Shareholders held on November 18, 1998, the Shareholders approved, by a vote of 892,871,603 shares to 1,009,655 shares, with 3,105,028 shares abstaining, a proposal to approve and adopt the Agreement and Plan of Merger between AIG and SunAmerica Inc. and the merger contemplated thereby.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the directors and executive officers of AIG. All directors are elected at the annual meeting of shareholders. All officers serve at the pleasure of the Board of Directors, but subject to the foregoing, are elected for terms of one year expiring in May of each year.


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          SERVED AS
                                                                                                                        DIRECTOR OR
                                                                                                                            OFFICER
NAME                             TITLE                                                                            AGE         SINCE
===================================================================================================================================

M. Bernard Aidinoff*             Director                                                                         70           1984
Eli Broad                        Director                                                                         65           1999
Pei-yuan Chia                    Director                                                                         60           1996
Marshall A. Cohen                Director                                                                         63           1992
Barber B. Conable, Jr.           Director                                                                         76           1991
Martin S. Feldstein              Director                                                                         59           1987
Ellen V. Futter                  Director                                                                         49           1999
Leslie L. Gonda                  Director                                                                         79           1990
Evan G. Greenberg*               Director, President and Chief Operating Officer                                  44           1995
M. R. Greenberg*                 Director, Chairman and Chief Executive Officer                                   73           1967
Carla A. Hills                   Director                                                                         65           1993
Frank J. Hoenemeyer*             Director                                                                         79           1985
Edward E. Matthews*              Director and Vice Chairman-Investments and Financial Services                    67           1973
Dean P. Phypers                  Director                                                                         70           1979
Howard I. Smith                  Director, Executive Vice President, Chief Financial Officer and Comptroller      54           1984
Thomas R. Tizzio*                Director and Senior Vice Chairman-General Insurance                              61           1982
Edmund S. W. Tse                 Director and Vice Chairman-Life Insurance                                        61           1991
Jay S. Wintrob                   Director                                                                         42           1999
Frank G. Wisner                  Director and Vice Chairman-External Affairs                                      60           1997
Edwin E. Manton                  Senior Advisor                                                                   90           1967
John J. Roberts                  Senior Advisor                                                                   76           1967
Ernest E. Stempel                Senior Advisor                                                                   82           1967
Kristian P. Moor                 Executive Vice President-Domestic General Insurance                              39           1998
R. Kendall Nottingham            Executive Vice President-Life Insurance                                          60           1998
Robert M. Sandler                Executive Vice President, Senior Casualty Actuary and Senior Claims Officer      56           1980
Martin J. Sullivan               Executive Vice President-Foreign General Insurance                               44           1997
William N. Dooley                Senior Vice President-Financial Services                                         45           1992
Lawrence W. English              Senior Vice President-Administration                                             57           1985
Axel I. Freudmann                Senior Vice President-Human Resources                                            52           1986
Win J. Neuger                    Senior Vice President and Chief Investment Officer                               49           1995
Ernest T. Patrikis               Senior Vice President and General Counsel                                        55           1998
Robert E. Lewis                  Vice President and Chief Credit Officer                                          48           1993
Charles M. Lucas                 Vice President and Director of Market Risk Management                            60           1996
Frank Petralito II               Vice President and Director of Taxes                                             62           1978
Kathleen E. Shannon              Vice President and Secretary                                                     49           1986
John T. Wooster, Jr.             Vice President-Communications                                                    59           1989
Carol A. McFate                  Treasurer                                                                        46           1998
-----------------------------------------------------------------------------------------------------------------------------------

*    Member of Executive Committee.

     Except as hereinafter noted, each of the directors who is also an executive officer of AIG and each of the other executive officers has, for more than five years, occupied an executive position with AIG or companies that are now its subsidiaries, or with Starr. Evan G. Greenberg is the son of M.R. Greenberg. There are no other arrangements or understandings between any director or officer and any other person pursuant to which the director or officer was elected to such position. Mr. Neuger was Managing Director, Global Investment Management-Equity at Bankers Trust Company prior to joining AIG in February, 1995. Prior to joining AIG in 1998, Mr. Patrikis was First Vice President at the Federal Reserve Bank of New York, previously having served as Executive Vice President and General Counsel. Mr. Lucas was Senior Vice President at Republic National Bank of New York prior to joining AIG in 1996. Ms. McFate was Assistant Treasurer of AIG and Director of Financial Analysis of AIG prior to being elected Treasurer of AIG in 1998 and was Senior Vice President-Investment Management at Prudential Insurance Company prior to joining AIG in 1994. Mr. Wisner served as a career foreign service officer with the United States Department of State from 1961 through July, 1997, with his last position being Ambassador to India.

PART II
================================================================================

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(a) The table below shows the high and low closing sales prices per share of AIG's common stock, as reported on the New York Stock Exchange Composite Tape, for each quarter of 1998 and 1997, as adjusted for the common stock split in the form of a 50 percent common stock dividend paid July 31, 1998. All prices are as reported by the National Quotation Bureau, Incorporated.

--------------------------------------------------------------------------------
                                           1998                   1997
                                     -------------------  ----------------------
                                       HIGH     LOW          HIGH       LOW
================================================================================
First Quarter                         86 1/4    67          56 7/8     47 13/16
Second Quarter                        97 5/16   81 13/16    66 13/16   50 11/16
Third Quarter                        101 15/16  76 1/4      71         62 15/16
Fourth Quarter                       100 7/8    66 9/16     74 5/8     65 5/16
--------------------------------------------------------------------------------

     (b) In 1998, AIG paid a quarterly dividend of 5.0 cents in March and June and 5.6 cents in September and December for a total cash payment of 21.2 cents per share of common stock. In 1997, AIG paid a quarterly dividend of 4.5 cents in March and June and 5.0 cents in September and December for a total cash payment of 19 cents per share of common stock. These amounts reflect the adjustment for a common stock split in the form of a 50 percent common stock dividend paid July 31, 1998. Subject to the dividend preference of any of AIG's serial preferred stock which may be outstanding, the holders of shares of common stock are entitled to receive such dividends as may be declared by the Board of Directors from funds legally available therefor.

     See Note 10(b) of Notes to Financial Statements for a discussion of certain restrictions on the payment of dividends to AIG by some of its insurance subsidiaries.

     (c) The approximate number of holders of Common Stock as of January 31, 1999, based upon the number of record holders, was 24,200.

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


(in millions, except per share amounts)
-----------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                     1998             1997            1996             1995            1994
===================================================================================================================================
Revenues (a)                                             $ 33,296         $ 30,602        $ 27,943         $ 25,614        $ 22,122
General insurance:
   Net premiums written                                    14,586           13,408          12,692           11,893          10,866
   Net premiums earned                                     14,098           12,421          11,855           11,406          10,287
   Adjusted underwriting profit                               531              490             450              417             201
   Net investment income                                    2,192            1,854           1,691            1,547           1,436
   Realized capital gains                                     205              128              65               68              51
   Operating income                                         2,928            2,472           2,206            2,032           1,688
Life insurance:
   Premium income                                          10,247            9,926           8,978            8,038           6,724
   Net investment income                                    3,232            2,896           2,676            2,265           1,748
   Realized capital gains (losses)                            (35)              21              35               33              87
   Operating income                                         1,780            1,571           1,324            1,091             952
Financial services operating income                           913              701             524              418             405
Equity in income of minority-owned insurance
   operations                                                  57              114              99               82              56
Other realized capital losses                                  (5)             (30)            (12)             (29)            (51)
Income before income taxes and minority interest            5,529            4,731           4,056            3,502           2,982
Income taxes                                                1,594            1,367           1,116              956             776
Income before minority interest                             3,935            3,364           2,940            2,546           2,206
Minority interest                                            (169)             (32)            (43)             (36)            (30)
Net income                                                  3,766            3,332           2,897            2,510           2,176
Earnings per common share (b):
   Basic                                                     3.59             3.16            2.73             2.35            2.04
   Diluted                                                   3.57             3.15            2.72             2.35            2.03
Cash dividends per common share                               .21              .19             .17              .14             .13
Total assets                                              194,398          163,971         148,431          134,136         114,346
Long-term debt (c)                                         21,504           17,814          17,506           14,453          12,614
Capital funds (shareholders' equity)                       27,131           24,001          22,044           19,827          16,422
===================================================================================================================================

(a) Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transaction and other fees, equity in income of minority-owned insurance operations and realized capital gains (losses). In 1997, agency operations were presented as a component of general insurance and for years prior to 1997 agency results have been reclassified to conform to this presentation. (See also tables under Item 1, "Business".)
(b) Per share amounts for all periods presented reflect the adoption of the Statement of Financial Accounting Standards No. 128 "Earnings per Share."
(c) Including commercial paper and excluding that portion of long-term debt maturing in less than one year.

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

     Domestic general insurance operations are comprised of the Domestic Brokerage Group, including the domestic operations of Transatlantic Holdings, Inc. (Transatlantic), Personal Lines, including 20th Century Industries (20th Century) and Mortgage Guaranty.

     Commencing with the third quarter of 1998, Transatlantic and 20th Century were consolidated into AIG's financial statements, as a result of AIG obtaining majority ownership.

     The Domestic Brokerage Group (DBG) is the primary domestic division. DBG writes substantially all classes of business insurance accepting such business mainly from insurance brokers. This provides DBG the opportunity to select specialized markets and retain underwriting control. Any licensed broker is able to submit business to DBG without the traditional agent-company contractual relationship, but such broker usually has no authority to commit DBG to accept a risk.

     AIG's Foreign General insurance group accepts risks primarily underwritten through American International Underwriters (AIU), a marketing unit consisting of wholly owned agencies and insurance entities. The Foreign General insurance group also includes business written by AIG's foreign-based insurance subsidiaries for their own accounts. The Foreign General group uses various marketing methods to write both business and personal lines insurance with certain refinements for local laws, customs and needs. AIU operates in over 70 countries in Asia, the Pacific Rim, Europe, Africa, Middle East and Latin America. Transatlantic's foreign operations are included in this group. (See also Note 17 of Notes to Financial Statements.)

     General insurance operations for the twelve month periods ending December 31, 1998, 1997 and 1996 were as follows:

(in millions)
--------------------------------------------------------------------------------
                                               1998          1997           1996
================================================================================
Net premiums written:
   Domestic                                $  9,787      $  9,038       $  8,367
   Foreign                                    4,799         4,370          4,325
--------------------------------------------------------------------------------
Total                                      $ 14,586      $ 13,408       $ 12,692
================================================================================
Net premiums earned:
   Domestic                                $  9,471      $  8,352       $  7,822
   Foreign                                    4,627         4,069          4,033
--------------------------------------------------------------------------------
Total                                      $ 14,098      $ 12,421       $ 11,855
================================================================================
Adjusted underwriting
   profit (loss):
   Domestic                                $      9      $     (7)      $     52
   Foreign                                      522           497            398
--------------------------------------------------------------------------------
Total                                      $    531      $    490       $    450
================================================================================
Net investment income:
   Domestic                                $  1,754      $  1,485       $  1,352
   Foreign                                      438           369            339
--------------------------------------------------------------------------------
Total                                      $  2,192      $  1,854       $  1,691
================================================================================
Operating income before
   realized capital gains:
   Domestic                                $  1,763      $  1,478       $  1,404
   Foreign                                      960           866            737
--------------------------------------------------------------------------------
Total                                         2,723         2,344          2,141
Realized capital gains                          205           128             65
--------------------------------------------------------------------------------
Operating income                           $  2,928      $  2,472       $  2,206
================================================================================

     In AIG's general insurance operations, 1998 net premiums written and net premiums earned increased 8.8 percent and 13.5 percent, respectively, from those of 1997. In 1997, net premiums written increased 5.6 percent and net premiums earned increased 4.8 percent when compared to 1996.

     The commercial insurance market remains highly competitive and excessively capitalized. DBG has been able to sustain some growth in various specialty markets. However, DBG has also non-renewed certain of its policies where underwriting and pricing standards could not be achieved.

     Domestic growth was primarily achieved through the growth in the personal auto insurance segment of Personal Lines.

     Foreign general insurance operations produced 32.9 percent of the general insurance net premiums written in 1998, 32.6 percent in 1997 and 34.1 percent in 1996.

     In comparing the foreign exchange rates used to translate the results of the Foreign General insurance group's operations during 1998 to those foreign exchange rates used to translate the Foreign General insurance group's results during 1997, the U.S. dollar strengthened in value in relation to most major foreign currencies in which the Foreign General insurance group conducts its business. Accordingly, if the Foreign General insurance group's net premiums written were translated into U.S. dollars utilizing those exchange rates which prevailed in 1997, thus mitigating the effects of the U.S. dollar's general strengthening, the Foreign General insurance group's premium

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (continued)

growth would have been 17.5 percent. This growth equates to growth in original currency. The Far East operations, particularly personal lines, were the primary source for such growth. (See also the discussion under "Capital Resources" herein.)

     Net premiums written are initially deferred and earned based upon the terms of the underlying policies. The net unearned premium reserve constitutes deferred revenues which are generally earned ratably over the policy period. Thus, the net unearned premium reserve is not fully recognized as net premiums earned until the end of the policy period.

     The statutory general insurance ratios were as follows:

--------------------------------------------------------------------------------
                                            1998            1997            1996
================================================================================
Domestic:
   Loss Ratio                              84.25           84.44           85.21
   Expense Ratio                           15.87           15.90           14.79
--------------------------------------------------------------------------------
Combined Ratio                            100.12          100.34          100.00
================================================================================
Foreign:
   Loss Ratio                              57.87           56.61           57.82
   Expense Ratio                           30.76           31.16           31.77
--------------------------------------------------------------------------------
Combined Ratio                             88.63           87.77           89.59
================================================================================
Consolidated:
   Loss Ratio                              75.59           75.33           75.89
   Expense Ratio                           20.77           20.87           20.58
--------------------------------------------------------------------------------
Combined Ratio                             96.36           96.20           96.47
================================================================================

     Adjusted underwriting profit (operating income less net investment income and realized capital gains) represents statutory underwriting profit or loss adjusted primarily for changes in deferred policy acquisition costs. The adjusted underwriting profits were $531 million in 1998, $490 million in 1997 and $450 million in 1996. (See also Notes 4 and 17 of Notes to Financial Statements.)

     AIG's results reflect the net impact of incurred losses from catastrophes approximating $110 million in 1998, $16 million in 1997 and $78 million in 1996. AIG's gross incurred losses from catastrophes approximated $625 million in 1998, $22 million in 1997 and $240 million in 1996. If these catastrophes were excluded from the losses incurred in each period, the pro forma consolidated statutory general insurance ratios would be as follows:

--------------------------------------------------------------------------------
                                            1998            1997            1996
================================================================================
Loss Ratio                                 74.81           75.20           75.23
Expense Ratio                              20.77           20.87           20.58
--------------------------------------------------------------------------------
Combined Ratio                             95.58           96.07           95.81
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

     General insurance net investment income in 1998 increased 18.3 percent when compared to 1997. In 1997, net investment income increased 9.6 percent over 1996. The growth in net investment income in each of the three years was primarily attributable to new cash flow for investment. The new cash flow was generated from net general insurance operating cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein and Note 8 of Notes to Financial Statements.)

     General insurance realized capital gains were $205 million in 1998, $128 million in 1997 and $65 million in 1996. These realized gains resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

     General insurance operating income in 1998 increased 18.4 percent when compared to 1997. The 1997 results reflect an increase of 12.1 percent from 1996. The contribution of general insurance operating income to income before income taxes and minority interest was 53.0 percent in 1998 compared to 52.3 percent in 1997 and 54.4 percent in 1996.

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

     AIG's general reinsurance assets amounted to $17.61 billion and resulted from AIG's reinsurance arrangements. Thus, a credit exposure existed at December 31, 1998 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 1998, approximately 50 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances were collateralized. The remaining 50 percent of the general reinsurance assets were from authorized reinsurers and over 93 percent of such balances are from reinsurers rated A-(excellent) or better, as rated by A.M. Best. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness.

     AIG maintains an allowance for estimated unrecoverable reinsurance and has been largely successful in its previous recovery efforts. At December 31, 1998, AIG had allowances for

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries


unrecoverable reinsurance approximating $105 million. At that date, and prior to this allowance, AIG had no significant reinsurance recoverables from any individual reinsurer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

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

     At December 31, 1998, the consolidated general reinsurance assets of $17.61 billion include reinsurance recoverables for paid losses and loss expenses of $1.72 billion and $13.69 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently. It is AIG's belief that the ceded reserves at December 31, 1998 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

     At December 31, 1998, general insurance reserves for losses and loss expenses (loss reserves) amounted to $38.31 billion. These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses and minor amounts of discounting related to certain workers' compensation claims. At December 31, 1998, general insurance net loss reserves increased $3.45 billion to $24.62 billion. These loss reserves represent loss reserves reduced by reinsurance recoverable, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at December 31, 1998. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on such future results of operations.

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

     AIG continues to receive claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (hereinafter referred to collectively as environmental claims) and indemnity claims asserting injuries from asbestos. The vast majority of these asbestos and

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (continued)

environmental claims emanate from policies written in 1984 and prior years. AIG has established a specialized claims unit which investigates and adjusts all such asbestos and environmental claims. Commencing in 1985, standard policies contained an absolute exclusion for pollution related damage. However, AIG currently underwrites environmental impairment liability insurance on a claims made basis and excluded such claims from the analyses included herein.

     Estimation of asbestos and environmental claims loss reserves is a difficult process. These asbestos and environmental claims cannot be estimated by conventional reserving techniques as previously described. Quantitative techniques frequently have to be supplemented by subjective considerations including managerial judgment. Significant factors which affect the trends which influence the development of asbestos and environmental claims are the inconsistent court resolutions and judicial interpretations which broaden the intent of the policies and scope of coverage. The current case law can be characterized as still evolving and there is little likelihood that any firm direction will develop in the near future. Additionally, the exposure for cleanup costs of hazardous waste dump sites involves issues such as allocation of responsibility among potentially responsible parties and the government's refusal to release parties. The cleanup cost exposure may significantly change if the Congressional reauthorization of Superfund dramatically changes, thereby reducing or increasing litigation and cleanup costs. Additionally, proposed legislation, if passed in current form, would be expected to reduce ultimate asbestos exposure.

     In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims with the same degree of reliability as is the case for other types of claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by changes in Superfund and waste dump site coverage issues. Although the estimated liabilities for these claims are subject to a significantly greater margin of error than for other claims, the reserves carried for these claims at December 31, 1998 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. (See the previous discussion on reinsurance collectibility herein.)

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

     A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at December 31, 1998, 1997 and 1996 follows. The 1998 reserve activity includes Transatlantic.

(in millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                              1998                        1997                        1996
                                                      ---------------------         -------------------        --------------------
                                                       GROSS            NET         GROSS           NET        GROSS            NET
===================================================================================================================================
Asbestos:
Reserve for losses and loss expenses
   at beginning of year                               $  842          $ 195        $  876         $ 172        $ 744          $ 127
Losses and loss expenses incurred                        375            111           238            68          393            103
Losses and loss expenses paid                           (253)           (47)         (272)          (45)        (261)           (58)
-----------------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year   $  964          $ 259        $  842         $ 195       $  876          $ 172
===================================================================================================================================
Environmental:
Reserve for losses and loss expenses
   at beginning of year                               $1,467          $ 593        $1,427         $ 571       $1,198          $ 380
Losses and loss expenses incurred                        285            106           223            85          379            240
Losses and loss expenses paid                           (216)           (93)         (183)          (63)        (150)           (49)
-----------------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses
   at end of year                                     $1,536          $ 606        $1,467         $ 593       $1,427          $ 571
===================================================================================================================================
Combined:
Reserve for losses and loss expenses
   at beginning of year                               $2,309          $ 788        $2,303         $ 743       $1,942          $ 507
Losses and loss expenses incurred                        660            217           461           153          772            343
Losses and loss expenses paid                           (469)          (140)         (455)         (108)        (411)          (107)
-----------------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses
   at end of year                                     $2,500          $ 865        $2,309         $ 788       $2,303          $ 743
===================================================================================================================================

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries


     The gross and net IBNR included in the aforementioned reserve for losses and loss expenses at December 31, 1998, 1997 and 1996 were estimated as follows:

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                            1998                         1997                          1996
                                                   ----------------------        --------------------          ---------------------
                                                     GROSS            NET          GROSS           NET          GROSS            NET
====================================================================================================================================
Combined                                              $979           $359         $1,004          $394         $1,070           $437
====================================================================================================================================

     A summary of asbestos and environmental claims count activity for the years ended December 31, 1998, 1997 and 1996 was as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                         1998                               1997                               1996
                            --------------------------------   ---------------------------------  ----------------------------------
                            ASBESTOS ENVIRONMENTAL  COMBINED   ASBESTOS ENVIRONMENTAL   COMBINED  ASBESTOS ENVIRONMENTAL   COMBINED
====================================================================================================================================
Claims at beginning of year    6,150        17,422    23,572      5,668        17,395     23,063     5,244        17,858     23,102
Claims during year:
   Opened                        887         3,502     4,389      1,073         3,624      4,697     1,083         3,836      4,919
   Settled                       (81)         (677)     (758)      (169)         (644)      (813)     (117)         (466)      (583)
   Dismissed or otherwise
      resolved                  (568)       (3,687)   (4,255)      (422)       (2,953)    (3,375)     (542)       (3,833)    (4,375)
------------------------------------------------------------------------------------------------------------------------------------
Claims at end of year          6,388        16,560    22,948      6,150        17,422     23,572     5,668        17,395     23,063
====================================================================================================================================

     The average cost per claim settled, dismissed or otherwise resolved for the years ended December 31, 1998, 1997 and 1996 was as follows:

--------------------------------------------------------------------------------
                                                      GROSS                  NET
================================================================================
1998
Asbestos                                           $390,300             $ 71,800
Environmental                                        49,600               21,500
Combined                                             93,700               28,000
================================================================================
1997
Asbestos                                           $460,600             $ 77,000
Environmental                                        51,000               17,600
Combined                                            108,800               26,000
================================================================================
1996
Asbestos                                           $396,700             $ 88,500
Environmental                                        34,900               11,400
Combined                                             83,000               21,600
================================================================================

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

     AIG's survival ratios for involuntary asbestos and environmental claims, separately and combined, were based upon a three year average payment. These ratios for the years ended December 31, 1998, 1997 and 1996 were as follows:

--------------------------------------------------------------------------------
                                                                GROSS        NET
================================================================================
1998
Involuntary survival ratios:
   Asbestos                                                       3.7        5.2
   Environmental                                                 17.0       17.2
   Combined                                                       7.8       10.8
================================================================================
1997
Involuntary survival ratios:
   Asbestos                                                       3.8        4.6
   Environmental                                                 14.6       18.0
   Combined                                                       7.7       11.2
================================================================================
1996
Involuntary survival ratios:
   Asbestos                                                       5.1        4.6
   Environmental                                                 16.2       18.8
   Combined                                                       9.4       11.5
================================================================================

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (continued)


     AIG's operations are negatively impacted under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company's future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits for 1998, 1997 and 1996 were $16 million, $15 million and $19 million, respectively.

     AIG is also required to participate in various involuntary pools (principally workers' compensation business) which provide insurance coverage for those not able to obtain such coverage in the voluntary markets. This participation is also recorded upon notification, as these amounts cannot reasonably be estimated.

LIFE INSURANCE OPERATIONS

AIG's life insurance subsidiaries offer a wide range of traditional insurance and financial and investment products. One or more of these subsidiaries is licensed to write life insurance in all states in the United States and in over 70 foreign countries. Traditional products consist of individual and group life, annuity, endowment and accident and health policies. Financial and investment products consist of single premium annuity, variable annuities, guaranteed investment contracts, universal life and pensions.

     AIG's three principal overseas life operations are American Life Insurance Company (ALICO), American International Assurance Company, Limited together with American International Assurance Company (Bermuda) Limited (AIA) and Nan Shan Life Insurance Company, Ltd. (Nan Shan). ALICO is incorporated in Delaware and all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in approximately 50 countries located in Europe, Africa, Latin America, the Caribbean, the Middle East, and the Far East, with Japan being the largest territory. AIA operates primarily in Hong Kong, Singapore, Malaysia and Thailand. Nan Shan operates in Taiwan. (See also Note 17 of Notes to Financial Statements.)

     Life insurance operations for the twelve month periods ending December 31, 1998, 1997 and 1996 were as follows:

(in millions)
--------------------------------------------------------------------------------
                                                 1998          1997         1996
================================================================================
Premium income:
   Domestic                                 $     738     $     553    $     535
   Foreign                                      9,509         9,373        8,443
--------------------------------------------------------------------------------
Total                                       $  10,247     $   9,926    $   8,978
================================================================================
Net investment income:
   Domestic                                 $     920     $     839    $     930
   Foreign                                      2,312         2,057        1,746
--------------------------------------------------------------------------------
Total                                       $   3,232     $   2,896    $   2,676
================================================================================
Operating income before
   realized capital gains (losses):
   Domestic                                 $     150     $     125    $     100
   Foreign                                      1,665         1,425        1,189
--------------------------------------------------------------------------------
Total                                           1,815         1,550        1,289
Realized capital gains (losses)                   (35)           21           35
--------------------------------------------------------------------------------
Operating income                            $   1,780     $   1,571    $   1,324
================================================================================
Life insurance in-force:
   Domestic                                 $  61,223     $  59,517    $  60,419
   Foreign                                    437,944       377,056      361,564
--------------------------------------------------------------------------------
Total                                       $ 499,167     $ 436,573    $ 421,983
================================================================================

     AIG's life premium income in 1998 represented a 3.2 percent increase from the prior year. This compares with an increase of 10.6 percent in 1997 over 1996. Foreign life operations produced 92.8 percent, 94.4 percent and 94.0 percent of the life premium income in 1998, 1997 and 1996, respectively. (See also Notes 1, 4 and 6 of Notes to Financial Statements.)

     AIG's life insurance operations, demonstrating the strength of its franchise, continued to show growth in original currencies. As previously discussed, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG conducts its foreign life operations, particularly AIA and Nan Shan. Accordingly, if foreign life premium income was translated into U.S. dollars utilizing those exchange rates which prevailed in 1997, thus mitigating the effects of the U.S. dollar's general strengthening, foreign life premium growth would have been 15.4 percent. This growth equates to growth in original currency. (See also the discussion under "Capital Resources" herein.)

     The traditional life products were the major contributors to the growth in foreign premium income and investment income, particularly those countries in which AIA and Nan Shan operate. A mixture of traditional, accident and health and financial products are being sold in Japan through ALICO.

     Life insurance net investment income increased 11.6 percent in 1998 compared to an increase of 8.2 percent in 1997. The growth in net investment income in 1998 and 1997 was primarily attributable to foreign new cash flow for investment. The new cash flow was generated from life insurance operations and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries


     Life insurance realized capital losses were $35 million in 1998, compared to realized capital gains of $21 million in 1997 and $35 million in 1996. These realized gains and losses resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

     Life insurance operating income in 1998 increased 13.3 percent to $1.78 billion compared to an increase of 18.7 percent in 1997. Excluding realized capital gains and losses from life insurance operating income, the percent increases would be 17.1 percent and 20.3 percent in 1998 and 1997, respectively. The contribution of life insurance operating income to income before income taxes and minority interest amounted to 32.2 percent in 1998 compared to 33.2 percent in 1997 and 32.6 percent in 1996.

     The risks associated with the traditional life and accident and health products are underwriting risk and investment risk. The risk associated with the financial and investment contract products is investment risk.

     Underwriting risk represents the exposure to loss resulting from the actual policy experience adversely emerging in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses. AIG's life companies limit their maximum underwriting exposure on traditional life insurance of a single life to approximately one million dollars of coverage by using yearly renewable term reinsurance. The life insurance operations have not entered into assumption reinsurance transactions or surplus relief transactions during the three year period ended December 31, 1998. (See also Note 5 of Notes to Financial Statements.)

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

     The asset-liability relationship is appropriately managed in AIG's foreign operations, as it has been throughout AIG's history, even though certain territories lack qualified long-term investments or there are investment restrictions imposed by the local regulatory authorities. For example, in Japan and several Southeast Asia territories, the duration of the investments is often for a shorter period than the effective maturity of the related policy liabilities. Therefore, there is a risk that the reinvestment of the proceeds at the maturity of the investments may be at a yield below that of the interest required for the accretion of the policy liabilities. Additionally, there exists a future investment risk that is associated with certain policies which have future premium receipts. That is, the investment of these future premium receipts may be at a yield below that required to meet future policy liabilities. At December 31, 1998, the average duration of the investment portfolio in Japan was 5.6 years. With respect to the investment of the future premium receipts the average duration is estimated to be 6.1 years. These durations compare with an estimated average duration of 8.7 years for the corresponding policy liabilities. To maintain an adequate yield to match the interest necessary to support future policy liabilities, constant management focus is required to reinvest the proceeds of the maturing securities and to invest the future premium receipts without sacrificing investment quality. To the extent permitted under local regulation, AIG may invest in qualified longer-term securities outside Japan to achieve a closer matching in both duration and the required yield. AIG is able to manage any asset-liability duration difference through maintenance of sufficient global liquidity and to support any operational shortfall through its international financial network. Domestically, active monitoring assures appropriate asset-liability matching as there are investments available to match the duration and the required yield. (See also the discussion under "Liquidity" herein.)

     AIG uses asset-liability matching as a management tool to determine the composition of the invested assets and marketing strategies. As a part of these strategies, AIG may determine that it is economically advantageous to be temporarily in an unmatched position due to anticipated interest rate or other economic changes.

FINANCIAL SERVICES OPERATIONS

AIG's financial services subsidiaries engage in diversified financial products and services including asset management, premium financing, banking services and consumer finance services.

     International Lease Finance Corporation (ILFC) engages primarily in the acquisition of new and used commercial jet aircraft and the leasing and remarketing of such aircraft to airlines around the world. (See also Note 17 of Notes to Financial Statements.)

     AIG Financial Products Corp. and its subsidiaries (AIGFP)structure financial transactions, including long-dated interest rate and currency swaps and structures borrowings through notes, bonds and guaranteed investment agreements. (See also Note 17 of Notes to Financial Statements.)

     AIG Trading Group Inc. and its subsidiaries (AIGTG)engage in various commodities trading, foreign exchange trading, interest rate swaps and market making activities. (See also Note 17 of Notes to Financial Statements.)

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (continued)

     Financial services operations for the twelve month periods ending December 31, 1998, 1997 and 1996 were as follows:

(in millions)
-------------------------------------------------------------------------------
                                                     1998       1997       1996
===============================================================================
Revenues:
International Lease Finance Corp.                 $ 2,002    $ 1,857    $ 1,560
AIG Financial Products Corp.*                         550        452        369
AIG Trading Group Inc.*                               374        562        289
Other                                                 379        401        338
-------------------------------------------------------------------------------
Total                                             $ 3,305    $ 3,272    $ 2,556
===============================================================================
Operating income:
International Lease Finance Corp.                 $   496    $   382    $   307
AIG Financial Products Corp.                          323        241        189
AIG Trading Group Inc.                                123        127         80
Other, including intercompany
  adjustments                                         (29)       (49)       (52)
-------------------------------------------------------------------------------
Total                                             $   913    $   701    $   524
===============================================================================

*Represents net trading revenues.

     Financial services operating income increased 30.2 percent in 1998 over 1997. This compares with an increase of 33.9 percent in 1997 over 1996.

     Financial services operating income represented 16.5 percent of AIG's income before income taxes and minority interest in 1998. This compares to 14.8 percent and 12.9 percent in 1997 and 1996, respectively.

     ILFC generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in 1998 increased 7.8 percent from 1997 compared to a 19.0 percent increase during 1997 from 1996. The revenue growth in each year resulted primarily from the increase in flight equipment available for operating lease, the increase in the relative cost of the leased fleet, the increase in the relative composition of the fleet with wide bodies which typically receive higher lease payments and, in 1997, an increase in the number of aircraft sold. Approximately 20 percent of ILFC's operating lease revenues are derived from U.S. and Canadian airlines. During 1998, operating income increased 29.6 percent from 1997 and 24.6 percent during 1997 from 1996. The composite borrowing rates at December 31, 1998, 1997 and 1996 were 6.03 percent,
6.44 percent and 6.23 percent, respectively. (See also the discussions under "Capital Resources" and "Liquidity" herein and Note 17 of Notes to Financial Statements.)

     ILFC is exposed to loss through non-performance of aircraft lessees, through owning aircraft which it would be unable to sell or re-lease at acceptable rates at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At December 31, 1998, there were 329 aircraft subject to operating leases and there were no aircraft off lease. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     AIG Financial Products Corp. and its subsidiaries (AIGFP) participate in the derivatives dealer market conducting, primarily as principal, an interest rate, currency, equity and credit derivative products business. AIGFP also enters into structured transactions including long-dated forward foreign exchange contracts, option transactions, liquidity facilities and investment agreements and invests in a diversified portfolio of securities. AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than from speculative transactions. Revenues in 1998 increased 21.7 percent from 1997 compared to a 22.4 percent increase during 1997 from 1996. During 1998, operating income increased 34.0 percent from 1997 and increased 27.4 percent during 1997 from 1996. As AIGFP is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein and
Note 17 of Notes to Financial Statements.)

     AIG Trading Group Inc. and its subsidiaries (AIGTG) derive a substantial portion of their revenues from market making and trading activities, as principals, in foreign exchange, interest rates and precious and base metals. Revenues in 1998 decreased 33.5 percent from 1997 compared to a 94.7 percent increase during 1997 from 1996. During 1998, operating income decreased 2.4 percent from 1997 compared to a 57.9 percent increase during 1997 from 1996. The declines in 1998 relative to 1997 resulted primarily from the decline in trading volume during 1998. A substantial portion of AIGTG's improvement during 1997 over 1996 was currency trading activity in volatile foreign exchange markets. As AIGTG is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance or for comparing revenues to operating income. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein and Note 17 of Notes to Financial Statements.)

     In December 1997, AIGTG sold its energy operations. The sale of these operations did not have a significant impact on AIG's results of operations.

OTHER OPERATIONS

In 1998, AIG's equity in income of minority-owned insurance operations was $57 million compared to $114 million in 1997 and $99 million in 1996. In 1998, the equity interest in insurance companies represented 1.0 percent of income before income taxes and minority interest compared to 2.4 percent in both 1997 and 1996. The decrease in income of minority-owned insurance operations from 1997 to 1998, resulted primarily from the consolidation of Transatlantic's operations into general insurance operating results. In addition, SELIC Holdings, Ltd. was consolidated earlier this year. IPC Holdings, Ltd., the remaining operation included in equity in income of minority-owned insurance operations in previous periods is now reported as a component of other income (deductions) - net.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries


     Other realized capital losses amounted to $5 million, $30 million and $12 million in 1998, 1997 and 1996, respectively.

     Other income (deductions)-net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially-owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, costs associated with the Year 2000 computer issues, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In 1998, net deductions amounted to $144 million. In 1997 and 1996, net deductions amounted to $97 million and $85 million, respectively. (See also the discussion under "Recent Developments" herein.)

     Income before income taxes and minority interest amounted to $5.53 billion in 1998, $4.73 billion in 1997 and $4.06 billion in 1996.

     In 1998, AIG recorded a provision for income taxes of $1.59 billion compared to the provisions of $1.37 billion and $1.12 billion in 1997 and 1996, respectively. These provisions represent effective tax rates of 28.8 percent in 1998, 28.9 percent in 1997 and 27.5 percent in 1996. (See Note 3 of Notes to Financial Statements.)

     Minority interest represents minority shareholders' equity in income of certain majority-owned consolidated subsidiaries. Minority interest amounted to $169 million, $32 million and $43 million in 1998, 1997 and 1996, respectively. The increase in 1998 from 1997 was primarily related to the minority shareholders' equity resulting when Transatlantic and 20th Century were consolidated during 1998.

     Net income amounted to $3.77 billion in 1998, $3.33 billion in 1997 and $2.90 billion in 1996. The increases in net income over the three year period resulted from those factors described above.

CAPITAL RESOURCES

At December 31, 1998, AIG had total capital funds of $27.13 billion and total borrowings of $30.69 billion. At that date, $27.80 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

     Total borrowings and borrowings not guaranteed or matched at December 31, 1998 and 1997 were as follows:

(in millions)
--------------------------------------------------------------------------------
December 31,                                                  1998          1997
================================================================================
GIAs-- AIGFP                                               $ 9,188       $ 8,000
--------------------------------------------------------------------------------
Commercial Paper:
  AIG Funding                                                  637           308
  ILFC (a)                                                   3,204         2,208
  AICCO                                                        727           834
  Universal Finance Company (UFC) (a)                           68            25
--------------------------------------------------------------------------------
  Total                                                      4,636         3,375
--------------------------------------------------------------------------------
Medium Term Notes:
  ILFC (a)                                                   3,348         2,897
  AIG                                                          239           248
--------------------------------------------------------------------------------
  Total                                                      3,587         3,145
--------------------------------------------------------------------------------
Notes and Bonds Payable:
  ILFC (a)                                                   3,825         3,950
  AIGFP                                                      7,265         4,859
  AIG: Lire bonds                                              159           159
Zero coupon notes                                              102            91
--------------------------------------------------------------------------------
  Total                                                     11,351         9,059
--------------------------------------------------------------------------------
Loans and Mortgages Payable:
  ILFC (a) (b)                                                 811           904
  SPC Credit, Ltd. (SPC) (a)                                   532           539
  AIG Consumer Finance (a)                                     254            --
  AIG                                                          334           239
--------------------------------------------------------------------------------
  Total                                                      1,931         1,682
--------------------------------------------------------------------------------
Total Borrowings                                            30,693        25,261
--------------------------------------------------------------------------------
Borrowings not guaranteed by AIG                            12,042        10,523
Matched GIA borrowings                                       9,188         8,000
Matched notes and
bonds payable-- AIGFP                                        6,565         3,755
--------------------------------------------------------------------------------
                                                            27,795        22,278
--------------------------------------------------------------------------------
Remaining borrowings of AIG                                $ 2,898       $ 2,983
================================================================================

(a)  AIG does not guarantee or support these borrowings.
(b)  Capital lease obligations.

See also Note 9 of Notes to Financial Statements.

     During 1998, AIGFP increased the aggregate principal amount outstanding of its notes and bonds payable to $7.27 billion, a net increase of $2.41 billion and increased its net GIA borrowings by $1.19 billion. AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The funds may also be temporarily invested in securities purchased under agreements to resell. (See also the discussions under "Operational Review", "Liquidity" and "Derivatives" herein and Notes 1, 8, 9, 11 and 17 of Notes to Financial Statements.)

     AIG Funding, Inc. (Funding), through the issuance of commercial paper, fulfills the short-term cash requirements of AIG and its non-insurance subsidiaries. Funding intends to continue to meet AIG's funding requirements through the issuance of commercial paper guaranteed by AIG. This issuance of Funding's commercial paper is subject to the approval of AIG's Board of Directors. ILFC, A.I. Credit Corp. (AICCO) and UFC, a consumer finance subsidiary in Taiwan, issue commercial paper for the funding of their own operations. AIG does

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (continued)


not guarantee AICCO's, ILFC's or UFC's commercial paper. However, AIG has entered into an agreement in support of AICCO's commercial paper. From time to time, AIGFP may issue commercial paper, which AIG guarantees, to fund its operations. At December 31, 1998, AIGFP had no commercial paper outstanding. (See also the discussion under "Derivatives" herein and Note 9 of Notes to Financial Statements.)

     AIG and Funding have entered into two syndicated revolving credit facilities (the Facilities) aggregating $1 billion. The Facilities consist of a $500 million 364 day revolving credit facility and a $500 million five year revolving credit facility. The Facilities can be used for general corporate purposes and also provide backup for AIG's commercial paper programs administered by Funding. There are currently no borrowings outstanding under either of the Facilities, nor were any borrowings outstanding as of December 31, 1998.

     At December 31, 1998, ILFC had increased the aggregate principal amount outstanding of its medium term and term notes to $7.17 billion, a net increase of $326 million, and recorded a net decline in its capital lease obligations of $93 million and a net increase in its commercial paper of $996 million. At December 31, 1998, ILFC had $565 million in aggregate principal amount of debt securities registered for issuance from time to time. Through March 15, 1999, ILFC reduced this registered amount to $100 million through the sale of debt securities amounting to $465 million aggregate principal amount. Also, in March 1999, ILFC registered $2.0 billion in aggregate principal amount of debt securities for issuance from time to time. At that time, the aggregate principal amount of registered debt available for issuance was $2.1 billion. The proceeds of ILFC's debt financing are primarily used to purchase flight equipment, including progress payments during the construction phase. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. (See also the discussions under "Operational Review" and "Liquidity" herein.)

     During 1998, AIG issued $31 million principal amount of Medium Term Notes and $40 million of previously issued notes matured.

     At December 31, 1998, AIG had $508 million in aggregate principal amount of debt securities registered for issuance from time to time.

     AIG's capital funds increased $3.13 billion during 1998. Unrealized appreciation of investments, net of taxes decreased $278 million. During 1998, the cumulative translation adjustment loss, net of taxes, increased $100 million. The changes from year to year with respect to the unrealized appreciation of investments, net of taxes and the cumulative translation adjustment loss, net of taxes were primarily impacted by each of the economic situations in Japan and Southeast Asia and the general strength of the U.S. dollar against most currencies in which AIG conducts operations. (See also the discussion under "Operational Review" and "Liquidity" herein.) Retained earnings increased $2.59 billion, resulting from net income less dividends.

     During 1998, AIG repurchased 1,044,750 shares of its common stock in the open market at a cost of $77 million. Shares repurchased prior to July 31, 1998, have been adjusted for the three for two stock split in the form of a 50 percent common stock dividend. AIG intends to continue to buy its common shares in the open market to satisfy its obligations under various employee benefit plans.

     Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At December 31, 1998, there were no significant statutory or regulatory issues which would impair AIG's financial condition, results of operations or liquidity. To AIG's knowledge, no AIG company is on any regulatory or similar "watch list". (See also the discussion under "Liquidity" herein and Note 10 of Notes to Financial Statements.)

     The National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company's statutory surplus to the risk inherent in its overall operations. At December 31, 1998, the adjusted capital of each of AIG's domestic general companies and of each of AIG's domestic life companies exceeded each of their RBC standards by considerable margins.

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

     At December 31, 1998, AIG's consolidated invested assets included $5.25 billion of cash and short-term investments. Consolidated net cash provided from operating activities in 1998 amounted to $7.04 billion.

     Sources of funds considered in meeting the objectives of AIG's financial services operations include guaranteed investment agreements, issuance of long and short-term debt, maturities and sales of securities available for sale, securities sold under repurchase agreements, trading liabilities, securities and spot commodities sold but not yet purchased, issuance of equity, and cash provided from such operations. AIG's strong capital position is integral to managing this liquidity, as it enables AIG to raise funds in diverse markets worldwide. (See also the discussions under "Capital Resources" herein.)

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries


     Management believes that AIG's liquid assets, its net cash provided by operations, and access to the capital markets will enable it to meet any foreseeable cash requirements.

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG's insurance operations generated approximately $12 billion in pre-tax cash flow during 1998. Cash flow includes periodic premium collections, including policyholders' contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits, acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance investment operations generated approximately $5.6 billion in investment income cash flow during 1998. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains net of realized capital losses.

     In addition to the combined insurance pre-tax operating cash flow, AIG's insurance operations held $4.91 billion in cash and short-term investments at December 31, 1998. The aforementioned operating cash flow and the cash and short-term balances held provided AIG's insurance operations with a significant amount of liquidity.

     This liquidity is available, among other things, to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $20 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $26 billion of fixed income securities and marketable equity securities during 1998.

     The following table is a summary of AIG's invested assets by significant segment, including investment income due and accrued and real estate, at December 31, 1998 and 1997:

(dollars in millions)
-------------------------------------------------------------------------------
                                                      INVESTED          PERCENT
                                                        ASSETS         OF TOTAL
===============================================================================
1998
General insurance                                     $ 38,883             26.8%
Life insurance                                          48,715             33.6
Financial services                                      56,619             39.1
Other                                                      714              0.5
-------------------------------------------------------------------------------
Total                                                 $144,931            100.0%
===============================================================================
1997
General insurance                                     $ 31,844             26.0%
Life insurance                                          41,047             33.5
Financial services                                      48,899             39.9
Other                                                      662              0.6
-------------------------------------------------------------------------------
Total                                                 $122,452            100.0%
===============================================================================

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (continued)


INSURANCE INVESTED ASSETS

The following tables summarize the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at December 31, 1998 and 1997:


(dollars in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                PERCENT DISTRIBUTION
                                                          GENERAL          LIFE                    PERCENT    ----------------------
DECEMBER 31, 1998                                       INSURANCE     INSURANCE        TOTAL      OF TOTAL    DOMESTIC       FOREIGN
====================================================================================================================================
Fixed maturities:
  Available for sale, at market value (a)                 $15,939       $33,163      $49,102          56.1%         40.3%      59.7%
  Held to maturity, at amortized cost                      12,658            --       12,658          14.4         100.0        --
Equity securities, at market value (b)                      3,923         1,717        5,640           6.4          51.1       48.9
Mortgage loans on real estate, policy and collateral loans     70         6,400        6,470           7.4          31.5       68.5
Short-term investments, including time deposits, and cash     873         4,039        4,912           5.6          21.6       78.4
Real estate                                                   393         1,070        1,463           1.7          15.2       84.8
Investment income due and accrued                             568           900        1,468           1.7          41.4       58.6
Other invested assets                                       4,459         1,426        5,885           6.7          80.4       19.6
------------------------------------------------------------------------------------------------------------------------------------
Total                                                     $38,883       $48,715      $87,598         100.0%         50.2%      49.8%
====================================================================================================================================

(a)  Includes $1,005 of bonds trading securities, at market value.
(b)  Includes $301 of preferred stock, at market value.

(dollars in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               PERCENT DISTRIBUTION
                                                          GENERAL          LIFE                    PERCENT    ----------------------
DECEMBER 31, 1997                                       INSURANCE     INSURANCE        TOTAL      OF TOTAL    DOMESTIC       FOREIGN
====================================================================================================================================
Fixed maturities:
  Available for sale, at market value (a)                 $11,326       $27,340      $38,666          53.0%         37.8%      62.2%
  Held to maturity, at amortized cost (b)                  12,770            --       12,770          17.5         100.0        --
Equity securities, at market value (c)                      3,314         1,816        5,130           7.0          43.5       56.5
Mortgage loans on real estate, policy and collateral loans     50         6,148        6,198           8.5          39.0       61.0
Short-term investments, including time deposits, and cash     617         2,409        3,026           4.2          33.1       66.9
Real estate                                                   402           980        1,382           1.9          16.8       83.2
Investment income due and accrued                             529           817        1,346           1.9          39.7       60.3
Other invested assets                                       2,836         1,537        4,373           6.0          76.7       23.3
------------------------------------------------------------------------------------------------------------------------------------
Total                                                     $31,844       $41,047      $72,891         100.0%         51.0%      49.0%
====================================================================================================================================

(a)  Includes $719 of bonds trading securities, at market value.
(b)  Includes $239 of preferred stock, at amortized cost.
(c)  Includes $112 of preferred stock, at market value.

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

     At December 31, 1998, approximately 52.6 percent of the fixed maturities investments were domestic securities. Approximately 39 percent of such domestic securities were rated AAA. Approximately 11 percent were below investment grade or not rated.

     A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIGannually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At December 31, 1998, approximately 17 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 15 percent were below investment grade or not rated at that date. The decline in credit worthiness results not from a change in investment policy but rather from economic turmoil, particularly in Southeast Asia. A large portion of these fixed maturity securities are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries


     At December 31, 1998, approximately four percent of the fixed maturities portfolio was collateralized mortgage obligations (CMOs), including minor amounts with respect to commercial mortgage backed securities. All of the CMOs were investment grade and approximately 49 percent of the CMOs were backed by various U.S. government agencies. CMOs are exposed to interest rate risk as the duration and ultimate realized yield would be affected by the accelerated prepayments of the underlying mortgages. There were no interest only or principal only CMOs at December 31, 1998.

     Any fixed income security may be subject to downgrade for a variety of reasons subsequent to any balance sheet date. There have been no significant downgrades as of March 1, 1999.

     AIG invests in equities for reasons including diversifying its overall exposure to interest rate risk. Equity securities are subject to declines in fair value. Such declines in fair value are presented as components of capital funds in unrealized appreciation of investments, net of taxes.

     Mortgage loans on real estate, policy and collateral loans comprised 7.4 percent of AIG's insurance invested assets at December 31, 1998. AIG's insurance operations' holdings of real estate mortgages amounted to $2.76 billion of which
36.7 percent was domestic. At December 31, 1998, no domestic mortgages and only a nominal amount of foreign mortgages were in default. It is AIG's practice to maintain a maximum loan to value ratio of 75 percent at loan origination. At December 31, 1998, AIG's insurance holdings of collateral loans amounted to $1.16 billion, all of which were foreign. It is AIG's strategy to enter into mortgage and collateral loans as an adjunct primarily to life insurance fixed maturity investments. AIG's policy loans decreased from $2.67 billion at December 31, 1997 to $2.54 billion at December 31, 1998.

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

     When permitted by regulatory authorities and when deemed necessary to protect insurance assets, including invested assets, from adverse movements in foreign currency exchange rates, interest rates and equity prices, AIGand its insurance subsidiaries may enter into derivative transactions as end users. To date, such activities have not been significant. (See also the discussion under "Derivatives" herein.)

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

     AIG calculated the VaR with respect to the net fair value of each of AIG's insurance segments as of December 31, 1998 and December 31, 1997. These calculations used the variance-covariance (delta-normal) methodology. These calculations also used daily historical interest and foreign currency exchange rates and equity prices in the two years ending December 31, 1998 and 1997, as applicable. The VaR model estimated the volatility of each of these rates, equity prices and the correlations among them. For interest rates, each country's yield curve was constructed using eleven separate points on this curve to model possible curve movements. Inter-country correlations were also used. The redemption experience of municipal and corporate fixed maturities and mortgage securities was taken into account as well as the use of financial modeling. Thus, the

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (continued)

VaR measured the sensitivity of the asset and the liability portfolios of each of the aforementioned market exposures. Each sensitivity was estimated separately to capture the market exposures within each insurance segment. These sensitivities were then applied to a database, which contained both historical ranges of movements in all market factors and the correlations among them. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value at a confidence level of 95 percent for a time period of one month. At December 31, 1998 and December 31, 1997 the VaR of AIG's insurance segments was approximately $760 million and $520 million for general insurance, respectively and $955 million and $799 million for life insurance, respectively.

     The following table presents the VaR of each component of market risk for each of AIG's insurance segments as of December 31, 1998 and December 31, 1997. VaR with respect to combined operations cannot be derived by aggregating the individual risk or segment amounts presented herein.

(in millions)
--------------------------------------------------------------------------------
                                           GENERAL                   LIFE
                                          INSURANCE                INSURANCE
                                       ---------------         -----------------
MARKET RISK                            1998       1997          1998        1997
================================================================================
Interest rate                          $159       $236          $810        $779
Currency                                 24         26           416          85
Equity                                  684        355           234         120
================================================================================


FINANCIAL SERVICES INVESTED ASSETS

The following table is a summary of the composition of AIG's financial services invested assets at December 31, 1998 and 1997. (See also the discussions under "Operational Review: Financial Services Operations", "Capital Resources" and "Derivatives" herein.)


(dollars in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               1998                     1997
                                                                                       --------------------     --------------------
                                                                                       INVESTED     PERCENT     INVESTED     PERCENT
                                                                                         ASSETS    OF TOTAL       ASSETS    OF TOTAL
====================================================================================================================================
Flight equipment primarily under operating leases,
   net of accumulated depreciation                                                      $16,330       28.8%      $14,438       29.5%
Unrealized gain on interest rate and currency swaps,
   options and forward transactions                                                       9,881       17.5         7,422       15.2
Securities available for sale, at market value                                           10,674       18.9         9,145       18.7
Trading securities, at market value                                                       5,668       10.0         3,975        8.1
Securities purchased under agreements to resell, at contract value                        4,838        8.5         4,551        9.3
Trading assets                                                                            6,229       11.0         6,715       13.8
Spot commodities, at market value                                                           476        0.8           460        0.9
Other, including short-term investments                                                   2,523        4.5         2,193        4.5
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                   $56,619      100.0%      $48,899      100.0%
====================================================================================================================================

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During 1998, ILFC acquired flight equipment costing $3.16 billion.

     At December 31, 1998, ILFC had committed to purchase or had secured positions for 303 aircraft deliverable from 1999 through 2006 at an estimated aggregate purchase price of $17.4 billion. As of March 15, 1999, ILFC has entered into leases, letters of intent to lease or is in various stages of negotiation for all of the aircraft to be delivered in 1999 and 57 of 247 aircraft to be delivered subsequent to 1999. ILFC will be required to find customers for any aircraft presently on order and any aircraft to be ordered, and it must arrange financing for portions of the purchase price of such equipment. In a rising interest rate environment, ILFC negotiates higher lease rates on any new contracts. ILFC has been successful to date both in placing its new aircraft on lease or under sales contract and obtaining adequate financing.

     ILFC is exposed to market risk and the risk of loss of fair value resulting from adverse fluctuations in interest rates. As of December 31, 1998, AIG statistically measured the aforementioned loss of fair value through the application of a VaR model. In this analysis, the net fair value of ILFC was determined using the financial instrument assets which included the tax adjusted future flight equipment lease revenue and the financial instrument liabilities which included the future servicing of the current debt. The estimated impact of the current derivative positions was also taken into account.

     AIG calculated the VaR with respect to the net fair value of ILFC using the variance-covariance (delta-normal) methodology. This calculation also used daily historical interest rates for the two years ending December 31, 1998. The VaR model estimated the volatility of each of these interest rates and the correlation among them. The yield curve was constructed using eleven key points on the curve to model possible curve movements. Thus, the VaR measured the sensitivity of the assets and liabilities to the calculated interest rate exposures. These sensitivities were then applied to a database, which contained the historical ranges of movements in interest rates and the correlation among them. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value of a confidence level of 95 percent for a time period of one month. As of December 31, 1998, the VaR with respect to the aforementioned net fair value of ILFC was $9 million.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries


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

     AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities, including securities available for sale, at market, and derivative transactions. The funds may also be temporarily invested in securities purchased under agreements to resell. The proceeds from the disposal of the aforementioned securities available for sale and securities purchased under agreements to resell have been used to fund the maturing GIAs or other AIGFP financings. (See also the discussion under "Capital Resources" herein.)

     Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At December 31, 1998, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $435 million of these securities. There were no securities deemed below investment grade at December 31, 1998. There have been no significant downgrades through March 1, 1999. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

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

      The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at December 31, 1998 were as follows:

(in millions)
------------------------------------------------------------------------------
                                                           GROSS         GROSS
                                                      UNREALIZED    UNREALIZED
                                                           GAINS        LOSSES
==============================================================================

Securities available for sale, at market value(a)         $  483        $  476
Unrealized gain/loss on interest rate
   and currency swaps, options
   and forward transactions (b)(c)                         9,881         7,055
Trading assets                                             7,435         4,611
Spot commodities, at market value                             --            12
Trading liabilities                                           --         3,257
Securities and spot commodities sold but
   not yet purchased, at market value                        407            --
==============================================================================

(a)  See also Note 8 (e) of Notes to Financial Statements.
(b)  These amounts are also presented as the respective balance sheet amounts.
(c) At December 31, 1998, AIGTG's replacement values with respect to interest rate and currency swaps were $642 million.

     AIGFP's interest rate and currency risks on securities available for sale, at market, are managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At December 31, 1998, the unrealized gains and losses remaining after the benefit of the offsets were $43 million and $35 million, respectively.

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

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries


     AIGFP and AIGTG are both exposed to the risk of loss of fair value from adverse fluctuations in interest rate and foreign currency exchange rates and equity and commodity prices. AIG statistically measured the losses of fair value through the application of a VaR model. AIG separately calculated the VaR with respect to AIGFP and AIGTG, as AIG manages these operations separately.

     AIGFP's and AIGTG's asset and liability portfolios for which the VaR analyses were performed included over the counter and exchange traded investments, derivative instruments and commodities. Since the market risk with respect to securities available for sale, at market is substantially hedged, segregation of market sensitive instruments into trading and other than trading was not deemed necessary.

     AIG calculated the VaR with respect to AIGFP and AIGTG as of December 31, 1998 and December 31, 1997. These calculations used the variance-covariance (delta-normal) methodology. These calculations also used, where appropriate for each entity, daily historical interest and foreign currency exchange rates and equity/commodity prices in the two years ending December 31, 1998 and December 31, 1997, as applicable. The VaR model estimated the volatility of each of these rates, prices and the correlations among them. For interest rates, the yield curves of the United States and certain foreign countries were constructed using eleven separate points on each country's yield curve to model possible curve movements. Inter-country correlations were also used. The redemption experience of corporate fixed maturities was taken into account. Thus, the VaR measured the sensitivity of the asset and the liability portfolios of each of the market exposures. Each sensitivity was estimated separately to capture the market exposures within each entity. These sensitivities were then applied to a database, which contained both historical ranges of movements in all market factors and the correlations among them. The results depict the maximum potential loss in fair value at a confidence level of 95 percent.

     Given the distinct business strategies at AIGFP and AIGTG, the VaR calculations used different time periods to measure market exposures. Many of AIGFP's customized, longer-term contracts may require several days to transact and hedge. AIG therefore used a one month holding period to measure market exposures for AIGFP. The large majority of AIGTG's contracts can be arranged and hedged within one day. AIG therefore used a one day holding period to measure market exposures at AIGTG.

     The following table presents the VaR on a combined basis and of each component of AIGFP's and AIGTG's market risk as of December 31, 1998 and December 31, 1997. VaR with respect to combined operations cannot be derived by aggregating the individual risk presented herein.

(in millions)
--------------------------------------------------------------------------------
                                             AIGFP(A)               AIGTG(B)
                                        ----------------        ---------------
MARKET RISKS                            1998        1997        1998        1997
================================================================================
Combined                                 $42         $24          $3          $4
Interest rate                             42          24           3           4
Currency                                  --          --           2           2
Equity/Commodity                           2          --          --          --
================================================================================

(a) A one month holding period was used to measure the market exposures of AIGFP.
(b)  A one day holding period was used to measure the market exposures of AIGTG.

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

     The following tables provide the notional and contractual amounts of AIGFP's and AIGTG's derivatives transactions at December 31, 1998 and December 31, 1997.

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

     The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss after the application of the aforementioned strategies, set-off and netting under ISDA Master Agreements and collateral held.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries


     The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at December 31, 1998 and December 31, 1997:


(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                         REMAINING LIFE
                                                         -------------------------------------------------
                                                              ONE    TWO THROUGH   SIX THROUGH   AFTER TEN        TOTAL        TOTAL
                                                             YEAR     FIVE YEARS     TEN YEARS       YEARS         1998         1997
====================================================================================================================================
Interest rate, currency and equity/commodity
   swaps and swaptions:
Notional amount:
   Interest rate swaps                                   $ 85,379       $105,850       $57,556     $ 7,132     $255,917     $200,491
   Currency swaps                                          27,943         26,154        16,916       2,881       73,894       54,748
   Swaptions and equity swaps                               2,306          6,102         5,780       1,497       15,685       11,217
------------------------------------------------------------------------------------------------------------------------------------
Total                                                    $115,628       $138,106       $80,252     $11,510     $345,496     $266,456
====================================================================================================================================
Futures and forward contracts:
Exchange traded futures contracts contractual amount      $ 8,290             --            --          --      $ 8,290      $ 4,411
====================================================================================================================================
Over the counter forward contracts contractual amount    $ 42,825          $  61         $  12          --     $ 42,898     $ 13,271
====================================================================================================================================

     AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At December 31, 1998 and December 31, 1997, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 NET REPLACEMENT VALUE
                                                            -------------------------------
                                                            SWAPS AND            FUTURES AND                  TOTAL           TOTAL
                                                            SWAPTIONS      FORWARD CONTRACTS                   1998            1997
===================================================================================================================================
Counterparty credit quality:
   AAA                                                         $2,360                   $ --                 $2,360          $2,327
   AA                                                           3,358                    330                  3,688           2,311
   A                                                            1,789                     94                  1,883           1,165
   BBB                                                          1,040                     45                  1,085             608
   Below investment grade                                         210                     --                    210             290
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                          $8,757                   $469                 $9,226          $6,701
===================================================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

     At December 31, 1998 and December 31, 1997, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:


(in millions)
----------------------------------------------------------------------------------------------------------------------------------
                                                               NET REPLACEMENT VALUE
                                                         -----------------------------------
                                                          SWAPS AND            FUTURES AND                  TOTAL           TOTAL
                                                          SWAPTIONS      FORWARD CONTRACTS                   1998            1997
==================================================================================================================================
Non-U.S. banks                                               $2,708                   $169                 $2,877          $2,263
Insured municipalities                                          784                     --                    784             757
U.S. industrials                                              1,120                      5                  1,125             514
Governmental                                                    603                     --                    603             677
Non-U.S. financial service companies                            272                     --                    272              65
Non-U.S. industrials                                          1,145                     --                  1,145           1,035
Special purpose                                                 423                     --                    423             163
U.S. banks                                                      617                    294                    911             585
U.S. financial service companies                                931                      1                    932             434
Supranationals                                                  154                     --                    154             208
---------------------------------------------------------------------------------------------------------------------------------
Total                                                        $8,757                   $469                 $9,226          $6,701
==================================================================================================================================

     The following tables provide the contractual and notional amounts of AIGTG's derivatives portfolio at December 31, 1998 and December 31, 1997. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the December 31, 1998 balances based upon the expected timing of the future cash flows.

     The gross replacement values presented represent the sum of the estimated positive fair values of all of AIGTG's derivatives contracts at December 31, 1998 and December 31, 1997. These values do not represent the credit risk to AIGTG.

     Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss.

     The following tables present AIGTG's derivatives portfolio and the associated credit exposure, if applicable, by maturity and type of derivative at December 31, 1998 and December 31, 1997:


(in millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     REMAINING LIFE
                                                         ------------------------------------------------
                                                               ONE  TWO THROUGH   SIX THROUGH   AFTER TEN        TOTAL        TOTAL
                                                              YEAR   FIVE YEARS     TEN YEARS       YEARS         1998         1997
===================================================================================================================================
Contractual amount of futures, forwards and options:
   Exchange traded futures and options                   $   9,777    $   1,985     $      74   $      --    $  11,836    $  24,579
===================================================================================================================================
   Forwards                                              $ 263,312    $  17,306     $   1,539   $      --    $ 282,157    $ 267,959
===================================================================================================================================
   Over the counter purchased options                    $  31,039    $  21,300     $   5,213   $   1,308    $  58,860    $  60,274
===================================================================================================================================
   Over the counter sold options (a)                     $  31,922    $  20,374     $   5,091   $   1,474    $  58,861    $  58,190
===================================================================================================================================
Notional amount:
   Interest rate swaps and forward rate agreements       $  77,872    $  24,605     $   7,334   $     980    $ 110,791    $  77,503
   Currency swaps                                            1,488        4,854         1,170          --        7,512        6,489
   Swaptions                                                    81        1,377         1,889       2,419        5,766        1,634
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                    $  79,441    $  30,836     $  10,393   $   3,399    $ 124,069    $  85,626
===================================================================================================================================
Credit exposure:
   Futures, forwards, swaptions and purchased
      options contracts and interest rate
      and currency swaps:
         Gross replacement value                         $   7,274    $   1,806     $     544   $     167    $   9,791    $  11,020
         Master netting arrangements                        (4,224)        (930)         (306)       (150)      (5,610)      (5,798)
         Collateral                                           (313)         (29)          (15)         (2)        (359)        (225)
-----------------------------------------------------------------------------------------------------------------------------------
Net replacement value (b)                                $   2,737    $     847     $     223   $      15    $   3,822    $   4,997
===================================================================================================================================

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

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries


      AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At December 31, 1998 and December 31, 1997, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in millions)
--------------------------------------------------------------------------------
                                                           NET REPLACEMENT VALUE
                                                           ---------------------
                                                               1998         1997
================================================================================
Counterparty credit quality:
   AAA                                                       $  462       $  753
   AA                                                         1,821        2,503
   A                                                          1,066        1,024
   BBB                                                          221          343
   Below investment grade                                        26           98
   Not externally rated, including
      exchange traded futures and options*                      226          276
--------------------------------------------------------------------------------
Total                                                        $3,822       $4,997
================================================================================
Counterparty breakdown by industry:
   Non-U.S. banks                                            $1,253       $2,686
   U.S. industrials                                             381          164
   Governmental                                                 184          135
   Non-U.S. financial service companies                         406          260
   Non-U.S. industrials                                         150          168
   U.S. banks                                                   593          560
   U.S. financial service companies                             629          748
   Exchanges*                                                   226          276
--------------------------------------------------------------------------------
Total                                                        $3,822       $4,997
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

     As an end user, AIG and its subsidiaries, including its insurance subsidiaries, use derivatives to aid in managing AIG's foreign exchange translation exposure. Derivatives may also be used to minimize certain exposures with respect to AIG's debt financing and its insurance operations; to date, such activities have not been significant.

     AIG has formed a Derivatives Review Committee. This committee, with certain exceptions, provides an independent review of any proposed derivative transaction. The committee examines, among other things, the nature and purpose of the derivative transaction, its potential credit exposure, if any, and the estimated benefits. This committee does not review those derivative transactions entered into by AIGFP and AIGTG for their own account.

     AIG, through its Foreign Exchange Operating Committee, evaluates each of its worldwide consolidated foreign currency net asset or liability positions and manages AIG's translation exposure to adverse movement in currency exchange rates. AIG may use forward exchange contracts and purchase options where the cost of such is reasonable and markets are liquid to reduce these exchange translation exposures. The exchange gain or loss with respect to these hedging instruments is recorded on an accrual basis as a component of comprehensive income in capital funds.

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

     FASB 130 establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. FASB 130 was effective for AIG as of January 1, 1998. FASB 130 had no impact on AIG's results of operations, financial condition or liquidity.

     FASB 131 establishes standards for the way AIG is required to disclose certain information about its operating segments in its annual financial statements and certain selected information in its interim financial statements. FASB 131 establishes, where practicable, standards with respect to geographic areas, among other things. Certain descriptive information is also required. FASB 131 was effective for the year ended December 31, 1998 and has been adopted herein.

     In February 1998, FASB issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits"(FASB 132). This statement requires AIG to revise its disclosures about pension and other postretirement benefit plans and does not change the measurement or recognition of these plans. Also, FASB 132 requires additional information on changes in the benefit obligations and fair values of plan assets. FASB 132 was effective for the year ended December 31, 1998 and has been adopted herein.

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

     In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This statement provides guidance for the recording of a liability for insurance-related assessments. The statement requires that a liability be recognized in certain defined circumstances. AIG believes that the impact of this statement on its results of operations, financial condition or liquidity will not be significant. This statement is effective for the year commencing January 1, 1999.

     In October 1998, AcSEC issued SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." This statement identifies several methods of deposit accounting and provides guidance on the application of each method. This statement classifies insurance and reinsurance contracts for which the deposit method is appropriate as contracts that (i) transfer only significant timing risk, (ii) transfer only significant underwriting risk, (iii) transfer neither significant timing nor underwriting risk, and (iv) have an indeterminate risk. AIGbelieves that the impact of this statement on its results of operations, financial condition or liquidity will not be significant. This statement is effective for the year commencing January 1, 2000. Restatement of previously issued financial statements is not permitted.

YEAR 2000 ISSUES

Any statements contained herein that are not historical facts, or that might be considered an opinion or projection, whether expressed or implied, are meant as, and should be considered, forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including those risks related to the Year 2000 issue. If any assumptions or opinions prove incorrect, any forward-looking statements made on that basis may also prove materially incorrect.

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

     AIG has also initiated formal communications with respect to the Year 2000 issue to those third parties which have significant interaction with AIG. Currently, AIG is unable to ascertain whether all such third parties will successfully address the Year 2000 issue, particularly those third parties outside the United States where it is believed that remediation efforts relating to the Year 2000 issue may be less advanced. While AIG expects to have no interruption of operations as a result of its internal IT and non-IT systems, significant uncertainties remain about the effect on AIG of third parties who are not Year 2000 compliant. AIG will continue to monitor third party Year 2000 issue readiness to determine whether additional or alternative measures may be necessary. Such measures may include the selection of alternate third parties or other actions designed to mitigate the effects of a third party's lack of preparedness. There can be no assurance that unresolved Year 2000 issues of third parties will not have a material adverse impact on AIG's results of operations, financial condition or liquidity. AIG is considering the effects of Year 2000 related failures on its business and, as the most reasonably likely worst case scenarios become more clearly identified, AIG will develop appropriate contingency plans.

     The costs associated with addressing the Year 2000 issue, including developing and implementing the above stated plans and remediating affected systems and equipment, has approximated $115 million and has been expensed as incurred.

RECENT DEVELOPMENTS

On January 1, 1999, certain of the member nations of the European Economic and Monetary Union (EMU) adopted a common currency, the euro. Once the national currencies are phased out, the euro will be the sole legal tender of each of these nations. During the transition period, commerce of these nations will be transacted in the euro or in the currently existing national currency.

     AIG has identified the significant issues and is prepared with respect to the phase in of and ultimate redenomination to the euro. Any costs associated with the adoption of the euro are expensed as incurred and are not material to AIG's results of operations, financial condition or liquidity.

     The merger of SunAmerica Inc., a leading company in the retirement savings and asset accumulation business, with and into AIG was effective January 1, 1999. The transaction will be treated as a pooling of interests for accounting purposes.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries


AIG issued 0.855 shares in exchange for each share of SunAmerica Inc. stock outstanding at the effective time of the merger for an aggregate issuance of approximately 187.5 million shares. (See also Note 19 of Notes to Financial Statements.)

--------------------------------------------------------------------------------
ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

--------------------------------------------------------------------------------
                                                                          Page
--------------------------------------------------------------------------------
   Report of Independent Accountants                                      38
   Consolidated Balance Sheet at
      December 31, 1998 and 1997                                          39
   Consolidated Statement of Income for the
      years ended December 31, 1998, 1997
      and 1996                                                            41
   Consolidated Statement of Capital Funds
      for the years ended December 31, 1998,
      1997 and 1996                                                       42
   Consolidated Statement of Cash Flows for
      the years ended December 31, 1998,
      1997 and 1996                                                       43
   Consolidated Statement of Comprehensive Income
      for the years ended December 31, 1998, 1997
      and 1996                                                            45
   Notes to Financial Statements                                          46

   Schedules:
    I--Summary of Investments--Other Than
           Investments in Related
           Parties as of
           December 31, 1998                                             S-1
    II--Condensed Financial Information of
           Registrant as of December 31, 1998
           and 1997 and for the years ended
           December 31, 1998, 1997 and 1996                              S-2
    III--Supplementary Insurance Information as
           of December 31, 1998, 1997 and
           1996 and for the years then ended                             S-4
    IV--Reinsurance as of December 31, 1998,
           1997 and 1996 and for the years
           then ended                                                    S-5

--------------------------------------------------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
AMERICAN INTERNATIONAL GROUP, INC.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of American International Group, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                          PricewaterhouseCoopers LLP

New York, New York
February 11, 1999.

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET   American International Group, Inc. and Subsidiaries


(in millions)
----------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                                  1998            1997
==================================================================================================================================
ASSETS:
 Investments and cash:
  Fixed maturities:
   Bonds available for sale, at market value (amortized cost: 1998-$46,190;
    1997-$36,568)                                                                                          $ 48,243       $ 38,078
   Bonds held to maturity, at amortized cost (market value: 1998-$13,633;
    1997-$13,366)                                                                                            12,658         12,530
   Bonds trading securities, at market value (cost: 1998-$990; 1997-$700)                                     1,005            719
   Preferred stocks, at amortized cost (market value: 1997-$531)                                                 --            239
  Equity securities:
   Common stocks (cost: 1998-$5,430; 1997-$4,625)                                                             5,565          5,209
   Non-redeemable preferred stocks (cost: 1998-$335; 1997-$138)                                                 328            139
  Mortgage loans on real estate, policy and collateral loans-net                                              8,247          7,920
  Financial services assets:
   Flight equipment primarily under operating leases, net of accumulated depreciation
    (1998-$2,048; 1997-$1,657)                                                                               16,330         14,438
   Securities available for sale, at market value (amortized cost: 1998-$10,667;
      1997-$9,145)                                                                                           10,674          9,145
   Trading securities, at market value                                                                        5,668          3,975
   Spot commodities, at market value                                                                            476            460
   Unrealized gain on interest rate and currency swaps, options and forward transactions                      9,881          7,422
   Trading assets                                                                                             6,229          6,715
   Securities purchased under agreements to resell, at contract value                                         4,838          4,551
  Other invested assets                                                                                       6,419          4,681
  Short-term investments, at cost (approximates market value)                                                 4,944          3,333
  Cash                                                                                                          303             87
----------------------------------------------------------------------------------------------------------------------------------
  Total investments and cash                                                                                141,808        119,641


 Investment income due and accrued                                                                            1,571          1,368
 Premiums and insurance balances receivable-net                                                              11,679         10,283
 Reinsurance assets                                                                                          17,744         16,111
 Deferred policy acquisition costs                                                                            7,647          6,593
 Investments in partially-owned companies                                                                       418          1,121
 Real estate and other fixed assets, net of accumulated depreciation
    (1998-$1,733; 1997-$1,513)                                                                                2,651          2,342
 Separate and variable accounts                                                                               7,256          3,994
 Other assets                                                                                                 3,624          2,518
----------------------------------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                                                             $194,398       $163,971
==================================================================================================================================

See Accompanying Notes to Financial Statements

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET (continued)

                             American International Group, Inc. and Subsidiaries

(in millions, except share amounts)
---------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                                1998             1997
=================================================================================================================================
LIABILITIES:
  Reserve for losses and loss expenses                                                                  $  38,310       $  33,400
  Reserve for unearned premiums                                                                            10,009           8,739
  Future policy benefits for life and accident and health insurance contracts                              29,571          24,502
  Policyholders' contract deposits                                                                         12,573          10,323
  Other policyholders' funds                                                                                2,720           2,352
  Reserve for commissions, expenses and taxes                                                               2,225           1,740
  Insurance balances payable                                                                                2,283           1,703
  Funds held by companies under reinsurance treaties                                                          837             337
  Income taxes payable:
    Current                                                                                                   222             585
    Deferred                                                                                                  852             471
  Financial services liabilities:
    Borrowings under obligations of guaranteed investment agreements                                        9,188           8,000
    Securities sold under agreements to repurchase, at contract value                                       4,473           2,706
    Trading liabilities                                                                                     4,664           5,366
    Securities and spot commodities sold but not yet purchased, at market value                             4,457           5,172
    Unrealized loss on interest rate and currency swaps, options and forward transactions                   7,055           5,980
    Deposits due to banks and other depositors                                                              1,242             972
    Commercial paper                                                                                        3,204           2,208
    Notes, bonds and loans payable                                                                         15,249          12,609
  Commercial paper                                                                                          1,432           1,167
  Notes, bonds, loans and mortgages payable                                                                 1,620           1,277
  Separate and variable accounts                                                                            7,256           3,994
  Other liabilities                                                                                         7,425           5,967
---------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                         166,867         139,570
---------------------------------------------------------------------------------------------------------------------------------

PREFERRED SHAREHOLDERS' EQUITY IN SUBSIDIARY COMPANY                                                          400             400
---------------------------------------------------------------------------------------------------------------------------------

CAPITAL FUNDS:
  Common stock, $2.50 par value; 2,000,000,000 shares authorized; shares issued
    1998-1,138,658,321; 1997-759,121,505                                                                    2,847           1,898
  Additional paid-in capital                                                                                   85             106
  Retained earnings                                                                                        25,513          22,921
  Accumulated other comprehensive income                                                                     (206)            172
  Treasury stock, at cost; 1998-88,929,071; 1997-59,603,224 shares of common stock
    (including 62,589,661 and 41,726,541 shares, respectively, held by subsidiaries)                       (1,108)         (1,096)
---------------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL FUNDS                                                                                        27,131          24,001
---------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL FUNDS                                                                     $ 194,398       $ 163,971
=================================================================================================================================

See Accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME

                             American International Group, Inc. and Subsidiaries

(in millions, except per share amounts)
---------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                                 1998             1997              1996
=================================================================================================================================
GENERAL INSURANCE OPERATIONS:
  Net premiums written                                                               $ 14,586          $ 13,408          $ 12,692
  Change in unearned premium reserve                                                     (488)             (987)             (837)
---------------------------------------------------------------------------------------------------------------------------------
  Net premiums earned                                                                  14,098            12,421            11,855
  Net investment income                                                                 2,192             1,854             1,691
  Realized capital gains                                                                  205               128                65
---------------------------------------------------------------------------------------------------------------------------------
                                                                                       16,495            14,403            13,611
---------------------------------------------------------------------------------------------------------------------------------
  Losses incurred                                                                       9,164             7,801             7,279
  Loss expenses incurred                                                                1,493             1,555             1,718
  Underwriting expenses (principally policy acquisition costs)                          2,910             2,575             2,408
---------------------------------------------------------------------------------------------------------------------------------
                                                                                       13,567            11,931            11,405
---------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                                      2,928             2,472             2,206
---------------------------------------------------------------------------------------------------------------------------------
LIFE INSURANCE OPERATIONS:
  Premium income                                                                       10,247             9,926             8,978
  Net investment income                                                                 3,232             2,896             2,676
  Realized capital (losses) gains                                                         (35)               21                35
---------------------------------------------------------------------------------------------------------------------------------
                                                                                       13,444            12,843            11,689
  Death and other benefits                                                              4,543             4,052             3,733
  Increase in future policy benefits                                                    4,551             4,759             4,370
  Acquisition and insurance expenses                                                    2,570             2,461             2,262
---------------------------------------------------------------------------------------------------------------------------------
                                                                                       11,664            11,272            10,365
  OPERATING INCOME                                                                      1,780             1,571             1,324
---------------------------------------------------------------------------------------------------------------------------------
FINANCIAL SERVICES OPERATING INCOME                                                       913               701               524
---------------------------------------------------------------------------------------------------------------------------------
EQUITY IN INCOME OF MINORITY-OWNED INSURANCE OPERATIONS                                    57               114                99
---------------------------------------------------------------------------------------------------------------------------------
OTHER REALIZED CAPITAL LOSSES                                                              (5)              (30)              (12)
---------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)-NET                                                            (144)              (97)              (85)
---------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                        5,529             4,731             4,056
---------------------------------------------------------------------------------------------------------------------------------
INCOME TAXES:
  Current                                                                                 931             1,274             1,071
  Deferred                                                                                663                93                45
---------------------------------------------------------------------------------------------------------------------------------
                                                                                        1,594             1,367             1,116
---------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE MINORITY INTEREST                                                         3,935             3,364             2,940
---------------------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST                                                                        (169)              (32)              (43)
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                           $  3,766          $  3,332          $  2,897
=================================================================================================================================
EARNINGS PER COMMON SHARE:
  Basic                                                                                 $3.59             $3.16             $2.73
  Diluted                                                                                3.57              3.15              2.72
=================================================================================================================================
AVERAGE SHARES OUTSTANDING:
  Basic                                                                                 1,050             1,053             1,060
  Diluted                                                                               1,055             1,057             1,064
=================================================================================================================================

See Accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CAPITAL FUNDS

                             American International Group, Inc. and Subsidiaries


(in millions, except per share amounts)
---------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                                 1998              1997              1996
=================================================================================================================================
COMMON STOCK:
  Balance at beginning of year                                                       $  1,898          $  1,265          $  1,265
     Stock split effected as dividend                                                     949               633                --
---------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                2,847             1,898             1,265
---------------------------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of year                                                            106               127               132
     Excess of cost over proceeds of common stock issued
        under stock option and stock purchase plans                                       (28)              (29)              (16)
     Other                                                                                  7                 8                11
---------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                   85               106               127
---------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS:
  Balance at beginning of year                                                         22,921            20,421            17,698
     Net income                                                                         3,766             3,332             2,897
     Stock dividends to shareholders                                                     (949)             (633)               --
     Cash dividends to shareholders:
         Common ($.21, $.19 and $.17 per share, respectively)                            (225)             (199)             (174)
---------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                               25,513            22,921            20,421
---------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance at beginning of year                                                            172               885               939
     Unrealized appreciation (depreciation) of investments-net
       of reclassification adjustments                                                   (366)             (117)                9
       Deferred income tax benefit (expense) on changes                                    88                89               (26)
     Foreign currency translation adjustments                                            (137)             (754)              (67)
       Applicable income tax benefit on changes                                            37                69                30
---------------------------------------------------------------------------------------------------------------------------------
     Other comprehensive income                                                          (378)             (713)              (54)
---------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                 (206)              172               885
---------------------------------------------------------------------------------------------------------------------------------
TREASURY STOCK, AT COST:
  Balance at beginning of year                                                         (1,096)             (654)             (207)
     Cost of shares acquired during year                                                  (81)             (508)             (494)
     Issued under stock option and stock purchase plans                                    68                66                39
     Other                                                                                  1                --                 8
---------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                               (1,108)           (1,096)             (654)
---------------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL FUNDS AT END OF YEAR                                                    $ 27,131          $ 24,001         $ 22,044
=================================================================================================================================

See Accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS

                            American International Group, Inc. and Subsidiaries

(in millions)
-----------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                                           1998          1997          1996
===================================================================================================================================
SUMMARY:
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    $  7,036      $  3,035      $  9,575
  NET CASH USED IN INVESTING ACTIVITIES                                                         (14,368)       (4,856)      (14,455)
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       7,548         1,849         4,851
-----------------------------------------------------------------------------------------------------------------------------------
  CHANGE IN CASH                                                                                    216            28           (29)
  CASH AT BEGINNING OF YEAR                                                                          87            59            88
-----------------------------------------------------------------------------------------------------------------------------------
  CASH AT END OF YEAR                                                                          $    303      $     87      $     59
===================================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME                                                                                 $  3,766      $  3,332      $  2,897
-----------------------------------------------------------------------------------------------------------------------------------
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:
      Non-cash revenues, expenses, gains and losses included in income:
      Change in:
        General and life insurance reserves                                                       6,990         1,767         4,131
        Premiums and insurance balances receivable and payable-net                                 (733)         (796)         (261)
        Reinsurance assets                                                                         (972)          416           352
        Deferred policy acquisition costs                                                          (978)         (121)         (704)
        Investment income due and accrued                                                          (111)         (170)           15
        Funds held under reinsurance treaties                                                       370           (47)           39
        Other policyholders' funds                                                                  368           133           128
        Current and deferred income taxes-net                                                       206           477           (78)
        Reserve for commissions, expenses and taxes                                                 455           229           254
        Other assets and liabilities-net                                                           (347)          468          (394)
        Trading assets and liabilities-net                                                         (216)         (869)          (57)
        Trading securities, at market value                                                      (1,693)       (1,617)          284
        Spot commodities, at market value                                                           (16)         (255)          179
        Net unrealized gain on interest rate and currency swaps,
          options and forward transactions                                                       (1,382)           49          (131)
        Securities purchased under agreements to resell                                            (287)       (2,909)          379
        Securities sold under agreements to repurchase                                            1,767          (333)        1,659
        Securities and spot commodities sold but not yet
         purchased, at market value                                                                (715)        3,603           364
      Realized capital gains                                                                       (165)         (119)          (88)
      Equity in income of partially-owned companies and other invested assets                      (176)         (157)         (153)
      Depreciation expenses, principally flight equipment                                           932           873           806
      Change in cumulative translation adjustments                                                 (137)         (754)          (67)
      Other-net                                                                                     110          (165)           21
-----------------------------------------------------------------------------------------------------------------------------------
      Total adjustments                                                                           3,270          (297)        6,678
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      $  7,036      $  3,035      $  9,575
===================================================================================================================================

See Accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

                            American International Group, Inc. and Subsidiaries

(in millions)
-----------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                                     1998             1997             1996
===================================================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cost of fixed maturities, at amortized cost matured or redeemed                      $  1,578         $  1,226         $  1,627
    Cost of bonds, at market sold                                                          11,089            9,308            9,514
    Cost of bonds, at market matured or redeemed                                            4,610            3,775            2,481
    Cost of equity securities sold                                                          2,784            2,262            2,758
    Realized capital gains                                                                    165              119               88
    Purchases of fixed maturities                                                         (22,638)         (16,922)         (19,511)
    Purchases of equity securities                                                         (3,277)          (1,916)          (3,218)
    Acquisitions, net of cash acquired                                                       (515)              --               --
    Mortgage, policy and collateral loans granted                                          (1,894)          (2,243)          (3,276)
    Repayments of mortgage, policy and collateral loans                                     1,567            2,200            3,260
    Sales of securities available for sale                                                  2,618            4,310            2,062
    Maturities of securities available for sale                                             1,848            3,232            1,603
    Purchases of securities available for sale                                             (5,967)          (6,916)          (9,531)
    Sales of flight equipment                                                                 687            2,231            1,363
    Purchases of flight equipment                                                          (3,160)          (3,435)          (3,254)
    Net additions to real estate and other fixed assets                                      (624)            (517)            (581)
    Sales or distributions of other invested assets                                         1,479            1,274            1,198
    Investments in other invested assets                                                   (3,293)          (1,479)          (1,263)
    Change in short-term investments                                                       (1,424)          (1,325)             264
    Investments in partially-owned companies                                                   (1)             (40)             (39)
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                    $(14,368)        $ (4,856)        $(14,455)
===================================================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in policyholders' contract deposits                                           $  2,250         $  1,015         $    222
    Change in deposits due to banks and other depositors                                      270             (234)             249
    Change in commercial paper                                                              1,261           (1,123)           1,331
    Proceeds from notes, bonds, loans and mortgages payable                                 7,811            7,604            6,150
    Repayments on notes, bonds, loans and mortgages payable                                (4,973)          (7,016)          (2,775)
    Liquidation of zero coupon notes payable                                                   --              (12)              --
    Proceeds from guaranteed investment agreements                                          6,540            4,930            3,583
    Maturities of guaranteed investment agreements                                         (5,353)          (2,653)          (3,283)
    Proceeds from common stock issued                                                          40               37               23
    Cash dividends to shareholders                                                           (225)            (200)            (174)
    Acquisition of treasury stock                                                             (81)            (508)            (494)
    Other-net                                                                                   8                9               19
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                $  7,548         $  1,849         $  4,851
===================================================================================================================================
SUPPLEMENTARY INFORMATION:
TAXES PAID                                                                               $  1,162         $    808         $  1,068
===================================================================================================================================
INTEREST PAID                                                                            $  1,919         $  1,734         $  1,595
===================================================================================================================================

  See Accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                             American International Group, Inc. and Subsidiaries

(in millions)
---------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                                   1998             1997             1996
=================================================================================================================================
COMPREHENSIVE INCOME:
Net income                                                                              $ 3,766          $ 3,332          $ 2,897
---------------------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME:
  Unrealized appreciation (depreciation) of investments-net
    of reclassification adjustments                                                        (366)            (117)               9
    Deferred income tax benefit (expense) on changes                                         88               89              (26)
  Foreign currency translation adjustments                                                 (137)            (754)             (67)
    Applicable income tax benefit on changes                                                 37               69               30
---------------------------------------------------------------------------------------------------------------------------------
  OTHER COMPREHENSIVE INCOME                                                               (378)            (713)             (54)
---------------------------------------------------------------------------------------------------------------------------------
  COMPREHENSIVE INCOME                                                                  $ 3,388          $ 2,619          $ 2,843
=================================================================================================================================

See Accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of American International Group, Inc. and all significant subsidiaries (AIG). Some of AIG's foreign subsidiaries report on a fiscal year ending November 30. All material intercompany accounts and transactions have been eliminated. Commencing with the third quarter 1998, Transatlantic and 20th Century were consolidated into AIG's financial statements as AIG became the majority shareholder of these entities.

     (B) BASIS OF PRESENTATION: The accompanying financial statements have been prepared on the basis of generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain accounts have been reclassified in the 1997 and 1996 financial statements to conform to their 1998 presentation.

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

     Losses and loss expenses are charged to income as incurred. The reserve for losses and loss expenses represents the accumulation of estimates for reported losses and includes provisions for losses incurred but not reported. The methods of determining such estimates and establishing resulting reserves, including amounts relating to reserves for estimated unrecoverable reinsurance, are continually reviewed and updated. Adjustments resulting therefrom are reflected in income currently. AIG discounts certain of its loss reserves which are primarily related to certain workers' compensation claims. (See Note 6.)

     Life Insurance Operations: AIG's life insurance subsidiaries offer a wide range of traditional insurance and financial and investment products. One or more of these subsidiaries is licensed to write life insurance in all states of the United States and in over 70 foreign countries. Traditional products consist of individual and group life, annuity, endowment and accident and health policies. Financial and investment products consist of single premium annuity, variable annuities, guaranteed investment contracts and universal life. Premiums for traditional life insurance products are generally recognized as revenues over the premium paying period of the related policies. Benefits and expenses are provided against such revenues to recognize profits over the estimated life of the policies. Revenues for universal life and investment-type products consist of policy charges for the cost of insurance, administration, and surrenders during the period. Expenses include interest credited to policy account balances and benefit payments made in excess of policy account balances. Investment income reflects certain minor amounts of realized capital gains where the gains are deemed to be an inherent element in pricing certain life products in some foreign countries.

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

     Common and non-redeemable preferred stocks are carried at current market values. Dividend income is generally recognized when receivable.

     Unrealized gains and losses from investments in equity securities and fixed maturities available for sale are reflected as a separate component of comprehensive income, net of deferred income taxes in capital funds currently. Unrealized gains and losses from investments in trading securities are reflected in income currently.

     Realized capital gains and losses are determined principally by specific identification. Where declines in values of securities below cost or amortized cost are considered to be other than temporary, a charge is reflected in income for the difference between cost or amortized cost and estimated net realizable value.

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

     (N) INVESTMENTS IN PARTIALLY-OWNED COMPANIES: The equity method of accounting is used for AIG's investment in companies in which AIG's ownership interest approximates twenty but is not greater than fifty percent (minority-owned companies). Equity in income of minority-owned insurance operations is presented separately in the consolidated statement of income. Equity in net income of other unconsolidated companies is principally included in other income (deductions)-net. At December 31, 1998, AIG's significant investments in partially-owned companies included its 19.9 percent interest in Richmond Insurance Company; and its 24.4 percent interest in IPC Holdings, Ltd. This balance sheet caption also includes investments in less significant partially-owned companies and in certain minor majority-owned subsidiaries. The amount of dividends received from unconsolidated subsidiaries owned less than 50 percent were $24 million, $30 million and $13 million in 1998, 1997 and 1996 respectively. The undistributed earnings of unconsolidated subsidiaries owned less than 50 percent was $59 million as of December 31, 1998.

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

     As a result of purchases of the common stock of Transatlantic, as of August 1998, AIG owns more than 50 percent of the voting securities of Transatlantic. Commencing with the third quarter of 1998, AIG accounted for its investment in Transatlantic on a consolidated basis.

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

     (Q) SECURITIES AND SPOT COMMODITIES SOLD BUT NOT YET PURCHASED, AT MARKET
VALUE: Securities and spot commodities sold but not yet purchased represent sales of securities and spot commodities not owned at the time of sale. The obligations arising from such transactions are recorded on a trade date basis and carried at the respective current market values or current commodity prices.

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

--------------------------------------------------------------------------------
                             American International Group, inc. and Subsidiaries


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     (S) TRANSLATION OF FOREIGN CURRENCIES: Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" (FASB 52). Under FASB 52, functional currency assets and liabilities are translated into U.S. dollars generally using current rates of exchange and the related translation adjustments are recorded as a separate component of comprehensive income, net of any related taxes in capital funds. Functional currencies are generally the currencies of the local operating environment. Income statement accounts expressed in functional currencies are translated using average exchange rates. The adjustments resulting from translation of financial statements of foreign entities operating in highly inflationary economies are recorded in income. Exchange gains and losses resulting from foreign currency transactions are also recorded in income currently. The exchange gain or loss with respect to utilization of foreign exchange hedging instruments is recorded as a component of capital funds.

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

     The computation of earnings per share for December 31, 1998, 1997 and 1996 was as follows:

(in millions, except per share amounts)
-----------------------------------------------------------------------------
  YEARS ENDED DECEMBER 31,                        1998       1997       1996
=============================================================================
  NUMERATOR:
  Net income applicable
       to common stock                          $ 3,766    $ 3,332    $ 2,897
=============================================================================
  DENOMINATOR:
  Average outstanding shares used
       in the computation of per share
       earnings:
         Common stock issued                      1,139      1,139      1,139
         Common stock in treasury                   (89)       (86)       (79)
-----------------------------------------------------------------------------
  Average outstanding shares-basic                1,050      1,053      1,060
=============================================================================
       Stock options and stock purchase plan
         (treasury stock method)                      5          4          4
-----------------------------------------------------------------------------
  Average outstanding shares-diluted              1,055      1,057      1,064
=============================================================================
  Earnings per share:
  Basic                                         $  3.59    $  3.16    $  2.73
  Diluted                                          3.57       3.15       2.72
=============================================================================

     (V) ACCOUNTING STANDARDS: In June 1997, FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (FASB 130) and Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" (FASB 131).

     FASB 130 establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. FASB 130 was effective for AIG as of January 1, 1998. FASB 130 had no impact on AIG's results of operations, financial condition or liquidity.

     FASB 131 establishes standards for the way AIG is required to disclose information about its operating segments in its annual financial statements and selected information in its interim financial statements. FASB 131 establishes, where practicable, standards with respect to geographic areas, among other things. Certain descriptive information is also required. FASB 131 was effective for the year ended December 31, 1998 and has been adopted herein.

     In February 1998, FASB issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits"(FASB 132). This statement requires AIG to revise its disclosures about pension and other postretirement benefit plans and does not change the measurement or recognition of these plans. Also, FASB 132 requires additional information on changes in the benefit obligations and fair values of plan assets. FASB132 was effective for the year ended December 31, 1998 and has been adopted herein.

     In June 1998, FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FASB 133). This statement requires AIG to recognize all derivatives in the consolidated balance sheet measuring these derivatives at fair value. The recognition of the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative. Currently, AIG Financial Products Corp. and its subsidiaries (AIGFP) and AIG Trading Group Inc. and its subsidiaries (AIGTG) present, in all material respects, the changes in fair value of their derivative transactions as a component of AIG's operating income. AIG is evaluating the impact of FASB 133 with respect to derivative transactions entered into by other AIG operations. AIG believes that the impact of FASB 133 on its results of operations, financial condition or liquidity will not be significant. FASB 133 is effective for the year commencing January 1, 2000.

     In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This statement provides guidance for the recording of a liability for insurance-related assessments. The statement requires that a liability be recognized in certain defined circumstances. AIG believes that the impact of this

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

statement on its results of operations, financial condition or liquidity will not be significant. This statement is effective for the year commencing January 1, 1999.

     In October 1998, AcSEC issued SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." This statement identifies several methods of deposit accounting and provides guidance on the application of each method. This statement classifies insurance and reinsurance contracts for which the deposit method is appropriate as contracts that (i) transfer only significant timing risk, (ii) transfer only significant underwriting risk, (iii) transfer neither significant timing nor underwriting risk, and (iv) have an indeterminate risk. AIG believes that the impact of this statement on its results of operations, financial condition or liquidity will not be significant. This statement is effective for the year commencing January 1, 2000. Restatement of previously issued financial statements is not permitted.

2.   FOREIGN OPERATIONS

Certain subsidiaries operate solely outside of the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written and/or investment and non-insurance related operations are located. In addition, certain of AIG's domestic subsidiaries have branch and/or subsidiary operations and substantial assets and liabilities in foreign countries. Certain countries have restrictions on the conversions of funds which generally cause a delay in the outward remittance of such funds. Approximately 39 percent and 36 percent of consolidated assets at December 31, 1998 and 1997, respectively, and 53 percent of revenues for the year ended December 31, 1998 and 54 percent for each of the years ended December 31, 1997 and 1996, respectively, were located in or derived from foreign countries (other than Canada). (See Note 17.)

3.   FEDERAL INCOME TAXES

(a) AIG and its domestic subsidiaries file a consolidated U.S. Federal income tax return. Revenue Agent's Reports assessing additional taxes for the years 1987, 1988, 1989 and 1990 have been issued and Letters of Protest contesting the assessments have been filed with the Internal Revenue Service. It is management's belief that there are substantial arguments in support of the positions taken by AIG in its Letters of Protest. AIG also believes that the impact of the results of these examinations will not be significant to AIG's financial condition, results of operations or liquidity.

     Foreign income not expected to be taxed in the United States has arisen because AIG's foreign subsidiaries were generally not subject to U.S. income taxes on income earned prior to January 1, 1987. Such income would become subject to U.S. income taxes at current tax rates if remitted to the United States or if other events occur which would make these amounts currently taxable. The cumulative amount of translated undistributed earnings of AIG's foreign subsidiaries currently not subject to U.S. income taxes was approximately $3.3 billion at December 31, 1998. Management presently has not subjected and has no intention of subjecting these accumulated earnings to material U.S. income taxes and no provision has been made in the accompanying financial statements for such taxes.

     (b) The U.S. Federal income tax rate is 35 percent for 1998, 1997 and 1996. Actual tax expense on income differs from the "expected" amount computed by applying the Federal income tax rate because of the following:


(dollars in millions)
---------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                             1998                      1997                   1996
                                                             --------------------      ------------------     -------------------
                                                                           PERCENT                PERCENT                 PERCENT
                                                                        OF PRE-TAX             OF PRE-TAX              OF PRE-TAX
                                                             AMOUNT         INCOME     AMOUNT      INCOME     AMOUNT       INCOME
=================================================================================================================================
  "Expected" tax expense                                      $ 1,935        35.0%    $ 1,656        35.0%    $ 1,420        35.0%
  Adjustments:
       Tax exempt interest                                       (284)       (5.1)       (287)       (6.1)       (279)       (6.9)
       Dividends received deduction                               (11)       (0.2)        (15)       (0.3)        (24)       (0.6)
       State income taxes                                          25         0.5          31         0.7          47         1.2
       Foreign income not expected to be taxed in the U.S.,
          less foreign income taxes                               (85)       (1.5)        (33)       (0.7)        (22)       (0.5)
       Other                                                       14         0.1          15         0.3         (26)       (0.7)
---------------------------------------------------------------------------------------------------------------------------------
  Actual tax expense                                          $ 1,594        28.8%    $ 1,367        28.9%    $ 1,116        27.5%
=================================================================================================================================
  Foreign and domestic components of actual tax expense:
       Foreign:
         Current                                              $   386                 $   317                 $    392
         Deferred                                                  31                      75                       (1)
  Domestic*:
       Current                                                    545                     957                      679
       Deferred                                                   632                      18                       46
---------------------------------------------------------------------------------------------------------------------------------
  Total                                                       $ 1,594                 $ 1,367                 $  1,116
=================================================================================================================================

*Including U.S. tax on foreign income.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries


3.   FEDERAL INCOME TAXES (continued)


(c) The components of the net deferred tax liability as of December 31, 1998 and December 31, 1997 were as follows:

(in millions)
-------------------------------------------------------------------------------
                                                               1998       1997
===============================================================================
  Deferred tax assets:
       Loss reserve discount                                 $1,275     $1,235
       Unearned premium reserve reduction                       390        322
       Accruals not currently deductible                        555        505
       Adjustment to life policy reserves                       636        650
       Cumulative translation adjustment                        151        116
       Other                                                      8         18
-------------------------------------------------------------------------------
                                                              3,015      2,846
-------------------------------------------------------------------------------
  Deferred tax liabilities:
       Deferred policy acquisition costs                      1,614      1,387
       Financial service products
         mark to market differential                            224        144
       Depreciation of flight equipment                       1,137        943
       Acquisition net asset basis adjustments                   93        119
       Unrealized appreciation of investments                   601        593
       Other                                                    198        131
-------------------------------------------------------------------------------
                                                              3,867      3,317
-------------------------------------------------------------------------------
  Net deferred tax liability                                 $  852     $  471
===============================================================================

4. DEFERRED POLICY ACQUISITION COSTS

The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to income for general and life insurance operations, excluding certain amounts deferred and amortized in the same period:

(in millions)
-----------------------------------------------------------------------------
  YEARS ENDED DECEMBER 31,                          1998      1997       1996
=============================================================================
  General insurance operations:
       Balance at beginning of year              $ 1,637   $ 1,416    $ 1,290
-----------------------------------------------------------------------------
       Acquisition costs deferred
            Commissions                              664       592        592
            Other                                    909       845        714
-----------------------------------------------------------------------------
                                                   1,573     1,437      1,306
-----------------------------------------------------------------------------
       Amortization charged to income
            Commissions                              568       552        557
            Other                                    790       664        623
-----------------------------------------------------------------------------
                                                   1,358     1,216      1,180
-----------------------------------------------------------------------------
       Balance at end of year                    $ 1,852   $ 1,637    $ 1,416
=============================================================================
  Life insurance operations:
       Balance at beginning of year              $ 4,956   $ 5,055    $ 4,478
-----------------------------------------------------------------------------
       Acquisition costs deferred
            Commissions                              873       931        941
            Other                                    395       403        400
-----------------------------------------------------------------------------
                                                   1,268     1,334      1,341
-----------------------------------------------------------------------------
       Amortization charged to income
            Commissions                              383       411        427
            Other                                    206       220        201
-----------------------------------------------------------------------------
                                                     589       631        628
-----------------------------------------------------------------------------
       Increase (decrease) due to
            foreign exchange                         160      (802)      (136)
       Balance at end of year                    $ 5,795   $ 4,956    $ 5,055
=============================================================================
  Total deferred policy acquisition costs        $ 7,647   $ 6,593    $ 6,471
=============================================================================

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

     General insurance premiums written and earned were comprised of the following:

(in millions)
-----------------------------------------------------------------------------
  YEARS ENDED DECEMBER 31,                          WRITTEN            EARNED
=============================================================================
1998
  Gross premiums                                   $ 20,684          $ 20,092
  Ceded premiums                                     (6,098)           (5,994)
-----------------------------------------------------------------------------
  Net premiums                                     $ 14,586          $ 14,098
=============================================================================
1997
  Gross premiums                                   $ 18,742          $ 17,566
  Ceded premiums                                     (5,334)           (5,145)
-----------------------------------------------------------------------------
  Net premiums                                     $ 13,408          $ 12,421
=============================================================================
1996
  Gross premiums                                   $ 18,319          $ 17,580
  Ceded premiums                                     (5,627)           (5,725)
-----------------------------------------------------------------------------
  Net premiums                                     $ 12,692          $ 11,855
=============================================================================

      For the years ended December 31, 1998, 1997 and 1996, reinsurance recoveries, which reduced loss and loss expenses incurred, amounted to $5.36 billion, $4.59 billion and $5.07 billion, respectively.

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


5.   REINSURANCE (continued)

     Life insurance net premium income was comprised of the following:

(in millions)
-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                   1998           1997           1996
===============================================================================
Gross premium income                   $ 10,532       $ 10,212       $  9,239
Ceded premiums                             (285)          (286)          (261)
-------------------------------------------------------------------------------
Net premium income                     $ 10,247       $  9,926       $  8,978
===============================================================================

     Life insurance recoveries, which reduced death and other benefits, approximated $138 million, $136 million and $113 million, respectively, for the years ended December 31, 1998, 1997 and 1996.

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

     Life insurance ceded to other insurance companies was as follows:

(in millions)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                        1998          1997          1996
================================================================================
Life insurance in-force                      $58,235       $50,924       $44,691
================================================================================

     Life insurance assumed represented 0.3 percent of gross life insurance in-force at December 31, 1998 and 1997 and 0.2 percent for 1996, and life insurance premium income assumed represented 0.3 percent, 0.2 percent and 0.1 percent of gross premium income for the periods ended December 31, 1998, 1997 and 1996.

     Supplemental information for gross loss and benefit reserves net of ceded reinsurance at December 31, 1998 and 1997 follows:

(in millions)
--------------------------------------------------------------------------------
                                                               As         Net of
                                                         Reported    Reinsurance
================================================================================
DECEMBER 31, 1998
Reserve for losses and loss expenses                     $(38,310)     $(24,619)
Future policy benefits for life and accident
     and health insurance contracts                       (29,571)      (29,433)
Premiums and insurance balances
     receivable-net                                        11,679        13,394
Funds held under reinsurance treaties                          --           446
Reserve for unearned premiums                             (10,009)       (8,255)
Reinsurance assets                                         17,744            --
================================================================================
December 31, 1997
Reserve for losses and loss expenses                     $(33,400)     $(21,171)
Future policy benefits for life and accident
     and health insurance contracts                       (24,502)      (24,374)
Premiums and insurance balances
     receivable-net                                        10,283        12,306
Funds held under reinsurance treaties                          --            81
Reserve for unearned premiums                              (8,739)       (7,089)
Reinsurance assets                                         16,111            --
================================================================================

6. RESERVE FOR LOSSES AND LOSS EXPENSES AND FUTURE LIFE POLICY BENEFITS AND POLICYHOLDERS' CONTRACT DEPOSITS

(a) The following analysis provides a reconciliation of the activity in the reserve for losses and loss expenses:

(in millions)
-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                         1998         1997         1996
===============================================================================
At beginning of year:
    Reserve for losses and
       loss expenses                          $33,400      $33,430      $33,047
    Reinsurance recoverable                   (12,229)     (13,023)     (13,354)
-------------------------------------------------------------------------------
                                               21,171       20,407       19,693
-------------------------------------------------------------------------------
Acquisitions                                    2,896           --           --
Losses and loss expenses incurred:
    Current year                               10,938        9,732        9,273
    Prior year                                   (281)        (376)        (276)
-------------------------------------------------------------------------------
Total                                          10,657        9,356        8,997
===============================================================================
Losses and loss expenses paid:
    Current year                                4,389        2,976        3,002
    Prior year                                  5,716        5,616        5,281
-------------------------------------------------------------------------------
Total                                          10,105        8,592        8,283
===============================================================================
At end of year:
    Net reserve for losses and
       loss expenses                           24,619       21,171       20,407
    Reinsurance recoverable                    13,691       12,229       13,023
-------------------------------------------------------------------------------
Total                                         $38,310      $33,400      $33,430
===============================================================================

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries


6. RESERVE FOR LOSSES AND LOSS EXPENSES AND FUTURE LIFE POLICY BENEFITS AND POLICYHOLDERS' CONTRACT DEPOSITS (continued)


     (b) The analysis of the future policy benefits and policyholders' contract deposits liabilities as at December 31, 1998 and 1997 follows:

(in millions)
--------------------------------------------------------------------------------
                                                              1998          1997
================================================================================
Future policy benefits:
   Long duration contracts                                 $28,535       $23,918
   Short duration contracts                                  1,036           584
--------------------------------------------------------------------------------
Total                                                      $29,571       $24,502
================================================================================
Policyholders' contract deposits:
   Annuities                                               $ 5,159       $ 4,759
   Guaranteed investment contracts (GICs)                    3,626         2,677
   Corporate life products                                   2,266         1,967
   Universal life                                              639           540
   Other investment contracts                                  883           380
--------------------------------------------------------------------------------
Total                                                      $12,573       $10,323
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

     (ii) Mortality and surrender rates are based upon actual experience by geographical area modified to allow for variations in policy form. The weighted average lapse rate, including surrenders, for individual and group life approximated 7.8 percent.

     (iii) The portions of current and prior net income and of current unrealized appreciation of investments that can inure to the benefit of AIG are restricted in some cases by the insurance contracts and by the local insurance regulations of the countries in which the policies are in force.

     (iv) Participating life business represented approximately 30 percent of the gross insurance in-force at December 31, 1998 and 46 percent of gross premium income in 1998. The amount of dividends to be paid is determined annually by the Boards of Directors. Anticipated dividends are considered as a planned contractual benefit in computing the value of future policy benefits and are provided ratably over the premium-paying period of the contracts.

     (d) The liability for policyholders' contract deposits has been established based on the following assumptions:

     (i) Interest rates credited on deferred annuities, which vary by territory and year of issuance, range from 3.0 percent to 7.1 percent. Credited interest rate guarantees are generally for a period of one year. Withdrawal charges generally range from 3.0 percent to 10.0 percent grading to zero over a period of 5 to 10 years.

     (ii) Domestically, GICs have market value withdrawal provisions for any funds withdrawn other than benefit responsive payments. Interest rates credited generally range from 4.7 percent to 8.1 percent and maturities range from 1 to 20 years. Overseas, primarily in the United Kingdom, GIC type contracts are credited at rates ranging from 4.6 percent to 6.5 percent with guarantees generally being one year. Contracts in other foreign locations have interest rates, maturities and withdrawal charges based upon local economic and regulatory conditions.

     (iii) Interest rates on corporate life insurance products are guaranteed at
4.0 percent and the weighted average rate credited in 1998 was 7.0 percent.

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

7. STATUTORY FINANCIAL DATA

Statutory surplus and net income for general insurance and life insurance operations as reported to regulatory authorities were as follows:

(in millions)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                        1998          1997          1996
================================================================================
Statutory surplus:
    General insurance                        $15,523       $14,071       $12,311
    Life insurance                             6,912         5,535         5,542
Statutory net income*:
    General insurance                          2,252         2,041         1,727
    Life insurance                               823         1,100           851
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

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


8. INVESTMENT INFORMATION

(A) STATUTORY DEPOSITS: Cash and securities with carrying values of $4.09 billion and $3.86 billion were deposited by AIG's subsidiaries under requirements of regulatory authorities as of December 31, 1998 and 1997, respectively.

     (B) NET INVESTMENT INCOME: An analysis of the net investment income from the general and life insurance operations follows:

(in millions)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                            1998        1997        1996
================================================================================
General insurance:
    Fixed maturities                              $1,663      $1,490      $1,392
    Equity securities                                 80          55          75
    Short-term investments                            73          40          41
    Other (net of interest
       expense on funds held)                        481         337         253
--------------------------------------------------------------------------------
    Total investment income                        2,297       1,922       1,761
    Investment expenses                              105          68          70
--------------------------------------------------------------------------------
Net investment income                             $2,192      $1,854      $1,691
================================================================================
Life insurance:
    Fixed maturities                              $2,321      $2,031      $1,773
    Equity securities                                 49          64          87
    Short-term investments                           224          70          62
    Interest on mortgage, policy
       and collateral loans                          527         539         678
    Other                                            269         309         194
--------------------------------------------------------------------------------
    Total investment income                        3,390       3,013       2,794
    Investment expenses                              158         117         118
--------------------------------------------------------------------------------
Net investment income                             $3,232      $2,896      $2,676
================================================================================

     (C) INVESTMENT GAINS AND LOSSES: The realized capital gains (losses) and increase (decrease) in unrealized appreciation of investments for 1998, 1997 and 1996 were as follows:

(in millions)
-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                           1998        1997        1996
===============================================================================
Realized capital gains (losses)
    on investments:
       Fixed maturities (a)                       $ 119       $  86       $ (33)
       Equity securities                             90         125         157
       Other                                        (44)        (92)        (36)
-------------------------------------------------------------------------------
Realized capital gains                            $ 165       $ 119       $  88
===============================================================================
Increase (decrease) in unrealized
    appreciation of investments:
       Fixed maturities                           $ 543       $ 228       $(227)
       Equity securities                           (457)       (423)        266
       Other (b)                                   (452)         78         (30)
-------------------------------------------------------------------------------
Increase (decrease) in unrealized
    appreciation                                  $(366)      $(117)      $   9
===============================================================================

(a) The realized gains (losses) resulted from the sale of available for sale fixed maturities.
(b) Includes $301 million increase, $158 million decrease and $51 million increase in unrealized appreciation attributable to participating policyholders at December 31, 1998, 1997 and 1996, respectively.



     The gross gains and gross losses realized on the disposition of available for sale securities for 1998, 1997 and 1996 follow:

(in millions)
--------------------------------------------------------------------------------
                                                                 GROSS     GROSS
                                                              REALIZED  REALIZED
                                                                 GAINS    LOSSES
================================================================================
1998
Bonds                                                             $204      $ 69
Common stocks                                                      528       453
Preferred stocks                                                     3         5
Financial services securities available for sale                     4        --
--------------------------------------------------------------------------------
Total                                                             $739      $527
================================================================================
1997
Bonds                                                             $ 79      $ 72
Common stocks                                                      536       413
Preferred stocks                                                     3         1
Financial services securities available for sale                     6         2
--------------------------------------------------------------------------------
Total                                                             $624      $488
================================================================================
1996
Bonds                                                             $ 55      $ 80
Common stocks                                                      354       201
Preferred stocks                                                     4         1
Financial services securities available for sale                     7         1
--------------------------------------------------------------------------------
Total                                                             $420      $283
================================================================================

     (D) MARKET VALUE OF FIXED MATURITIES AND UNREALIZED APPRECIATION OF
INVESTMENTS: At December 31, 1998 and 1997, the balance of the unrealized appreciation of investments in equity securities (before applicable taxes) included gross gains of approximately $1.3 billion and $1.8 billion and gross losses of approximately $1.2 billion and $1.3 billion, respectively.

     The deferred tax payable related to the net unrealized appreciation of investments was $601 million at December 31, 1998 and $593 million at December 31, 1997.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries


8. INVESTMENT INFORMATION (continued)


      The amortized cost and estimated market value of investments in fixed maturities carried at amortized cost at December 31, 1998 and 1997 were as follows:

(in millions)
--------------------------------------------------------------------------------
                                                  GROSS        GROSS   ESTIMATED
                                   AMORTIZED UNREALIZED   UNREALIZED      MARKET
                                        COST      GAINS       LOSSES       VALUE
================================================================================
1998
Fixed maturities held to
   maturity:
   Bonds:
      U.S. Government (a)            $     9     $     1     $    --     $    10
      States (b)                      12,648         975           2      13,621
      All other corporate                  1           1          --           2
--------------------------------------------------------------------------------
Total fixed maturities               $12,658     $   977     $     2     $13,633
================================================================================
1997
Fixed maturities held to
   maturity:
   Bonds:
      U.S. Government (a)            $     9     $     1     $    --     $    10
      States (b)                      12,521         836           1      13,356
--------------------------------------------------------------------------------
Total bonds                           12,530         837           1      13,366
Preferred stocks                         239         292          --         531
--------------------------------------------------------------------------------
Total fixed maturities               $12,769     $ 1,129     $     1     $13,897
================================================================================

(a)  Including U.S. Government agencies and authorities.
(b)  Including municipalities and political subdivisions.

     The amortized cost and estimated market value of bonds available for sale and carried at market value at December 31, 1998 and 1997 were as follows:

(in millions)
---------------------------------------------------------------------------------
                                                       GROSS      GROSS ESTIMATED
                                        AMORTIZED UNREALIZED UNREALIZED    MARKET
                                             COST      GAINS     LOSSES     VALUE
=================================================================================
1998
Fixed maturities available for sale:
   Bonds:
      U.S. Government (a)                 $ 2,069    $   178    $     1   $ 2,246
      States (b)                            6,514        427         65     6,876
      Foreign governments                  10,523        671         42    11,152
      All other corporate                  27,084      1,197        312    27,969
---------------------------------------------------------------------------------
Total bonds                               $46,190    $ 2,473    $   420   $48,243
---------------------------------------------------------------------------------

1997
Fixed maturities available for sale:
   Bonds:
      U.S. Government (a)                  $ 1,254   $   117   $     1   $ 1,370
      States (b)                             5,870       333         2     6,201
      Foreign governments                    8,311       374       104     8,581
      All other corporate                   21,133       905       112    21,926
--------------------------------------------------------------------------------
Total bonds                                $36,568   $ 1,729   $   219   $38,078
================================================================================

(a)  Including U.S. Government agencies and authorities.
(b)  Including municipalities and political subdivisions.


     The amortized cost and estimated market values of fixed maturities held to maturity and fixed maturities available for sale at December 31, 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

(in millions)
--------------------------------------------------------------------------------
                                                                       ESTIMATED
                                                       AMORTIZED          MARKET
                                                            COST           VALUE
================================================================================
Fixed maturities held to maturity:
Due in one year or less                                 $    520        $    554
Due after one year through five years                      1,722           1,849
Due after five years through ten years                     3,075           3,314
Due after ten years                                        7,341           7,916
--------------------------------------------------------------------------------
Total held to maturity                                   $12,658         $13,633
================================================================================
Fixed maturities available for sale:
Due in one year or less                                  $ 3,347         $ 3,388
Due after one year through five years                     17,731          18,375
Due after five years through ten years                    15,031          15,780
Due after ten years                                       10,081          10,700
--------------------------------------------------------------------------------
Total available for sale                                 $46,190         $48,243
================================================================================

      (E) SECURITIES AVAILABLE FOR SALE: AIGFP follows a policy of minimizing interest rate, equity and currency risks associated with securities available for sale by entering into swap or other transactions. In addition, to reduce its credit risk, AIGFP has entered into credit derivative transactions with respect to $435 million of securities available for sale. At December 31, 1998, the cumulative increase in carrying value of the securities available for sale and related hedges as a result of marking to market such securities net of hedging transactions was $7 million.

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


8.   INVESTMENT INFORMATION (continued)

     The amortized cost, related hedges and estimated market value of securities available for sale and carried at market value at December 31, 1998 and 1997 were as follows:


(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             UNREALIZED
                                                                                                                 GAINS
                                                                                    GROSS        GROSS   (LOSSES) - NET    ESTIMATED
                                                                   AMORTIZED   UNREALIZED   UNREALIZED       ON HEDGING       MARKET
                                                                        COST        GAINS       LOSSES     TRANSACTIONS        VALUE
====================================================================================================================================
1998
Securities available for sale:
    Corporate and bank debt                                          $ 5,440         $149          $13           $(131)      $ 5,445
    Foreign government obligations                                       405           16            1             (15)          405
    Asset-backed and collateralized                                    3,037           91            8             (95)        3,025
    Preferred stocks                                                     970           10           --               3           983
    U.S. Government obligations                                          815           15           --             (14)          816
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                $10,667         $281          $22           $(252)      $10,674
====================================================================================================================================
1997
Securities available for sale:
    Corporate and bank debt                                          $ 5,203        $  45          $37          $  (10)      $ 5,201
    Foreign government obligations                                       337            2           30              29           338
    Asset-backed and collateralized                                    2,344           34           16             (17)        2,345
    Preferred stocks                                                     675           --            1               1           675
U.S. Government obligations                                              586           12           --             (12)          586
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                $ 9,145        $  93          $84          $   (9)      $ 9,145
====================================================================================================================================

     The amortized cost and estimated market values of securities available for sale at December 31, 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

(in millions)
--------------------------------------------------------------------------------
                                                                       ESTIMATED
                                                       AMORTIZED          MARKET
                                                            COST           VALUE
================================================================================
Securities available for sale:
Due in one year or less                                  $   807         $   807
Due after one year through five years                      4,445           4,459
Due after five years through ten years                     1,293           1,299
Due after ten years                                        1,085           1,084
Asset-backed and collateralized                            3,037           3,025
--------------------------------------------------------------------------------
Total available for sale                                 $10,667         $10,674
================================================================================

     No securities available for sale were below investment grade at December 31, 1998.

     (F) CMOS: At December 31, 1998, CMOs, held by AIG's life companies, were presented as a component of bonds available for sale, at market value. All of the CMOs were investment grade and approximately 49 percent of the CMOs were backed by various U.S. government agencies. The remaining 51 percent were corporate issuances.

     At December 31, 1998 and 1997, the market value of the CMO portfolio was $2.65 billion and $2.58 billion, respectively; the amortized cost was approximately $2.56 billion in 1998 and $2.47 billion in 1997. AIG's CMO portfolio is readily marketable. There were no derivative (high risk) CMO securities contained in this portfolio at December 31, 1998 and 1997.

     The distribution of the CMOs at December 31, 1998 and 1997 was as follows:

--------------------------------------------------------------------------------
                                                           1998           1997
================================================================================
GNMA                                                         14%            20%
FHLMC                                                        18             19
FNMA                                                         14             16
VA                                                            3              4
Other                                                        51             41
--------------------------------------------------------------------------------
                                                            100%           100%
================================================================================

     At December 31, 1998, the gross weighted average coupon of this portfolio was 6.9 percent. The gross weighted average life of this portfolio was 5.12 years.

      (G) FIXED MATURITIES BELOW INVESTMENT GRADE: At December 31, 1998, fixed maturities held by AIG that were below investment grade or not rated totaled $7.18 billion.

     (H) At December 31, 1998, non-income producing invested assets were insignificant.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries


9.   DEBT OUTSTANDING

At December 31, 1998, AIG's debt outstanding of $30.69 billion, shown below, included borrowings of $27.80 billion which were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements
(GIAs) or matched notes and bonds payable.


(in millions)
================================================================================
Borrowings under obligations of
    GIAs-- AIGFP                                                         $ 9,188
--------------------------------------------------------------------------------
Commercial Paper:
    AIG Funding Inc. (Funding)                                               637
    ILFC (a)                                                               3,204
    A.I. Credit Corp. (AICCO)                                                727
    Universal Finance Company (UFC) (a)                                       68
--------------------------------------------------------------------------------
Total                                                                      4,636
--------------------------------------------------------------------------------
Medium Term Notes:
    ILFC (a)                                                               3,348
    AIG                                                                      239
--------------------------------------------------------------------------------
    Total                                                                  3,587
--------------------------------------------------------------------------------
Notes and Bonds Payable:
    ILFC (a)                                                               3,825
    AIGFP                                                                  7,265
    AIG: Lire bonds                                                          159
       Zero coupon notes                                                     102
--------------------------------------------------------------------------------
    Total                                                                 11,351
--------------------------------------------------------------------------------
Loans and Mortgages Payable:
    ILFC (a) (b)                                                             811
    SPC Credit Limited (SPC) (a)                                             532
    Consumer Finance (a)                                                     254
    AIG                                                                      334
    Total                                                                  1,931
Total Borrowings                                                          30,693
Borrowings not guaranteed by AIG                                          12,042
Matched GIA borrowings                                                     9,188
Matched notes and bonds payable-- AIGFP                                    6,565
--------------------------------------------------------------------------------
                                                                          27,795
--------------------------------------------------------------------------------
Remaining borrowings of AIG                                              $ 2,898
================================================================================

(a)  AIG does not guarantee or support these borrowings.
(b)  Capital lease obligations.

     (A) COMMERCIAL PAPER: At December 31, 1998, the commercial paper issued and outstanding was as follows:

(dollars in millions)
-----------------------------------------------------------------------------
                                                        WEIGHTED
                NET                                      AVERAGE     WEIGHTED
               BOOK      UNAMORTIZED           FACE     INTEREST      AVERAGE
              VALUE         DISCOUNT         AMOUNT         RATE     MATURITY
=============================================================================
Funding      $  637              $ 2         $  639         5.07%     28 days
ILFC          3,204               11          3,215         5.30      83 days
AICCO           727                2            729         5.24      20 days
UFC*             68                1             69         7.04     182 days
-----------------------------------------------------------------------------
Total        $4,636              $16         $4,652           --           --
=============================================================================

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

     Payments due under these investment agreements in each of the next five years ending December 31, and the periods thereafter based on the earliest call dates, were as follows:

(in millions)
-------------------------------------------------------------------------------
                                                                      PRINCIPAL
                                                                         AMOUNT
===============================================================================
1999                                                                     $4,460
2000                                                                        865
2001                                                                        370
2002                                                                        110
2003                                                                         67
Remaining years after 2003                                                3,316
-------------------------------------------------------------------------------
Total                                                                    $9,188
===============================================================================

     At December 31, 1998, the market value of securities pledged as collateral with respect to these obligations approximated $961 million.

     Funds received from GIA borrowings are invested in a diversified portfolio of securities and derivative transactions.

      (C) MEDIUM TERM NOTES PAYABLE:

     (i) Medium Term Notes Payable Issued by AIG:AIG's Medium Term Notes are unsecured obligations which normally may not be redeemed by AIG prior to maturity and bear interest at either fixed rates set by AIG at issuance or variable rates determined by reference to an interest rate or other formula.

     An analysis of the Medium Term Notes for the year ended December 31, 1998 was as follows:


(in millions)
------------------------------------------------------------------
MEDIUM TERM NOTE SERIES:                B           E       TOTAL
==================================================================
Balance December 31, 1997             $40        $208        $248
Issued during year                     --          31          31
Matured during year                   (40)         --         (40)
------------------------------------------------------------------
Balance December 31, 1998             $--        $239        $239
==================================================================

     The interest rates on this debt range from 2.25 percent to 6.25 percent. To the extent deemed appropriate, AIG may enter into swap transactions to reduce its effective borrowing rates with respect to these notes.

     During 1997, AIG issued $100 million principal amount of equity-linked Medium Term Notes due July 30, 2004. These notes accrue interest at the rate of
2.25 percent and the total return on these notes is linked to the appreciation in market value of AIG's common stock. The notes may be redeemed, at the option of AIG, as a whole but not in part, at any time on or after July 30, 2000. In conjunction with the issuance of these notes, AIG entered into a series of swap transactions

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


9. DEBT OUTSTANDING (continued)

which effectively converted its interest expense to a fixed rate of 5.87 percent and transferred the equity appreciation exposure to a third party.

     At December 31, 1998, the maturity schedule for AIG's outstanding Medium Term Notes was as follows:

(in millions)
----------------------------------------------------------------------------
                                                                   PRINCIPAL
                                                                      AMOUNT
============================================================================
1999                                                                    $108
2000                                                                      31
Remaining years after 2003                                               100
----------------------------------------------------------------------------
Total                                                                   $239
============================================================================

     At December 31, 1998, AIG had $508 million principal amount of Term Notes registered and available for issuance from time to time.

     (ii) Medium Term Notes Payable Issued by ILFC:ILFC's Medium Term Notes are unsecured obligations which may not be redeemed by ILFC prior to maturity and bear interest at fixed rates set by ILFC at issuance.

     As of December 31, 1998, notes in aggregate principal amount of $3.35 billion were outstanding with maturity dates from 1999 to 2005 at interest rates ranging from 4.85 percent to 8.55 percent. These notes provide for a single principal payment at the maturity of each note.

     At December 31, 1998, the maturity schedule for ILFC's outstanding Medium Term Notes was as follows:

(in millions)
--------------------------------------------------------------------------------
                                                                       Principal
                                                                          Amount
================================================================================
1999                                                                     $   733
2000                                                                       1,005
2001                                                                         867
2002                                                                         378
2003                                                                         260
Remaining years after 2003                                                   105
--------------------------------------------------------------------------------
Total                                                                     $3,348
================================================================================

     (D)  NOTES AND BONDS PAYABLE:

     (i) Zero Coupon Notes: On October 1, 1984, AIG issued Eurodollar zero coupon notes in the aggregate principal amount at stated maturity of $750 million. The notes were offered at 12 percent of principal amount at stated maturity, bear no interest and are due August 15, 2004. The net proceeds to AIG from the issuance were $86 million. The notes are redeemable at any time in whole or in part at the option of AIG at 100 percent of their principal amount at stated maturity. The notes are also redeemable at the option of AIG or bearer notes may be redeemed at the option of the holder in the event of certain changes involving taxation in the United States at prices ranging from 52.72 percent currently, to 89.88 percent after August 15, 2003, of the principal amount at stated maturity together with accrued amortization of original issue discount from the preceding August 15. During 1998 and 1997, no notes were repurchased. At December 31, 1998, the notes outstanding had a face value of $189 million, an unamortized discount of $87 million and a net book value of $102 million. The amortization of the original issue discount was recorded as interest expense.

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

     As of December 31, 1998, notes in aggregate principal amount of $3.83 billion were outstanding with maturity dates from 1999 to 2004 and interest rates ranging from 5.50 percent to 8.88 percent. Term notes in the aggregate principal amount of $300 million are at floating interest rates and the remainder are at fixed rates. These notes provide for a single principal payment at maturity.

     At December 31, 1998, the maturity schedule for ILFC's Term Notes was as follows:

(in millions)
================================================================================
                                                                       PRINCIPAL
                                                                          AMOUNT
================================================================================
1999                                                                      $1,150
2000                                                                         900
2001                                                                       1,075
2002                                                                         400
2003                                                                         200
Remaining years after 2003                                                   100
--------------------------------------------------------------------------------
Total                                                                     $3,825
================================================================================

     AIG does not guarantee any of the debt obligations of ILFC.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries


9. DEBT OUTSTANDING (continued)

     (iv) Notes and Bonds Payable Issued by AIGFP:At December 31, 1998, AIGFP's bonds outstanding, the proceeds of which are invested in a segregated portfolio of securities available for sale, were as follows:

(dollars in millions)
=========================================================================
    YEAR OF                               INTEREST            U.S. DOLLAR
ISSUE   MATURITY     CURRENCY                 RATE         CARRYING VALUE
=========================================================================
1993        1999     French franc             4.60%               $   515
1998        1999     United Kingdom pound     6.91                    414
1998        1999     Denmark krone            3.56                    115
1997        2002     US dollar                5.16                    150
1997        1999     Irish punt               6.20                    158
1997        2000     Irish punt               6.19                    294
1997        2000     Irish punt               5.95                    148
1997        2002     New Zealand dollar       8.52                    125
1998        1999     Italian lire             7.19                    327
1998        2020     US dollar                8.75                    129
1998        2020     US dollar                8.75                    378
1997        1999     New Zealand dollar       9.43                    117
1996        1999     New Zealand dollar       8.51                    354
1998        2000     Irish punt               6.51                    141
1995        2000     Italian lire             7.76                    123
1998        2001     US dollar                5.47                    500
1998        2001     US dollar                5.45                    850
1998        2003     US dollar                5.47                  1,000
1998        2022     US dollar                7.25                    120
1998        1999     US dollar                5.63                    210
1998        2002     Japanese yen             4.50                    190
-------------------------------------------------------------------------
Total                                                              $6,358
=========================================================================


     AIGFP is also obligated under various notes maturing from 1999 through 2026. The majority of these notes are denominated in U.S. dollars and bear interest at various interest rates. At December 31, 1998, these notes had a U.S. dollar carrying value of $907 million.

     AIG guarantees all of AIGFP's debt.

     (E) LOANS AND MORTGAGES PAYABLE: Loans and mortgages payable at December 31, 1998, consisted of the following:

(in millions)
===============================================================================
                                                     CONSUMER
                                      ILFC     SPC    FINANCE      AIG    TOTAL
-------------------------------------------------------------------------------
Uncollateralized
   loans payable                      $ --    $532       $254     $123   $  909
Collateralized loans and
   mortgages payable                   811      --         --      211    1,022
-------------------------------------------------------------------------------
Total                                 $811    $532       $254     $334   $1,931
-------------------------------------------------------------------------------

     At December 31, 1998, ILFC's capital lease obligations were $811 million. Fixed interest rates with respect to these obligations range from 6.18 percent to 6.89 percent; variable rates are referenced to LIBOR. These obligations mature through 2005. The flight equipment associated with the capital lease obligations had a net book value of $1.14 billion.

     (F) REVOLVING CREDIT FACILITIES: AIG and Funding have entered into two syndicated revolving credit facilities (the Facilities) aggregating $1 billion. The Facilities consist of a $500 million 364 day revolving credit facility and a $500 million five year revolving credit facility. The Facilities can be used for general corporate purposes and also provide backup for AIG's commercial paper programs administered by Funding. There are currently no borrowings outstanding under either of the Facilities, nor were any borrowings outstanding as of December 31, 1998.

      (G) INTEREST EXPENSE FOR ALL INDEBTEDNESS: Total interest expense for all indebtedness, net of capitalized interest, aggregated $1.87 billion in 1998, $1.70 billion in 1997 and $1.49 billion in 1996. Dividends on the preferred stock of ILFC are accounted for as interest expense and included as minority interest in the consolidated statement of income. The dividends for December 31, 1998, 1997 and 1996 were approximately $17 million in each of the three years.

10.  CAPITAL FUNDS

(a) At December 31, 1998, there were 6,000,000 shares of AIG's $5 par value serial preferred stock authorized, issuable in series.

     (b) AIG parent depends on its subsidiaries for cash flow in the form of loans, advances and dividends. AIG's insurance subsidiaries are subject to regulatory restrictions on the amount of dividends which can be remitted to AIG parent. These restrictions vary by state. For example, unless permitted by the New York Superintendent of Insurance, general insurance companies domiciled in New York may not pay dividends to shareholders which in any twelve month period exceed the lesser of 10 percent of the company's statutory policyholders' surplus or 100 percent of its "adjusted net investment income", as defined. Generally, less severe restrictions applicable to both general and life insurance companies exist in most of the other states in which AIG's insurance subsidiaries are domiciled. Certain foreign jurisdictions have restrictions which generally cause only a temporary delay in the remittance of dividends. There are also various local restrictions limiting cash loans and advances to AIG by its subsidiaries. Largely as a result of the restrictions, approximately 65 percent of consolidated capital funds were restricted from immediate transfer to AIG parent at December 31, 1998.

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


10.  CAPITAL FUNDS (continued)


     (c) The common stock activity for the three years ended December 31, 1998 was as follows:

-------------------------------------------------------------------------------
                                       1998              1997              1996
===============================================================================
Shares outstanding at
   beginning of year            699,518,281       469,441,146       474,184,226
Acquired during year               (974,815)       (4,657,254)       (5,384,672)
Issued under stock option
   and purchase plans             1,171,964           984,322           540,768
Issued in connection with
   acquisition                           --             4,391           100,824
Issued under contractual
   obligations                       37,123             1,967                --
Stock split effected
   as stock dividend            379,536,828       253,037,334                --
Other*                          (29,560,131)      (19,293,625)               --
-------------------------------------------------------------------------------
Shares outstanding
at end of year                1,049,729,250       699,518,281       469,441,146
===============================================================================

* Shares issued to AIG and subsidiaries as part of stock split effected as stock dividend.

     Common stock increased and retained earnings decreased $949 million in 1998 and $633 million in 1997 as a result of common stock splits in the form of 50 percent common stock dividends paid July 31, 1998 and July 25, 1997, respectively.

     (d) Statement of Accounting Standards No. 130 "Comprehensive Income" (FASB
130) was adopted by AIG effective January 1, 1998. FASB 130 establishes standards for reporting comprehensive income and its components as part of capital funds. The reclassification adjustments with respect to available for sale securities were $165 million, $119 million and $88 million for December 31, 1998, 1997 and 1996, respectively.

11.  COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.

     (a) Commitments to extend credit are agreements to lend subject to certain conditions. These commitments generally have fixed expiration dates or termination clauses and typically require payment of a fee. These commitments, made principally by AIG Capital Corp., approximated $92 million for both December 31, 1998 and December 31, 1997. AIG uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. AIG evaluates each counterparty's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by AIG upon extension of credit, is based on management's credit evaluation of the counterparty.

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

     AIGFP, as principal and for its own account, enters into interest rate, currency and equity swaps, swaptions and forward commitments. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. AIGFP typically becomes a principal in the exchange of interest payments between the parties and, therefore, may be exposed to loss, if counterparties default. Currency and equity swaps are similar to interest rate swaps, but may involve the exchange of principal amounts at the beginning and end of the transaction. At December 31, 1998, the notional principal amount of the sum of the swap pays and receives approximated $345.5 billion, primarily related to interest rate swaps of approximately $255.9 billion.

     The following tables provide the contractual and notional amounts of derivatives transactions of AIGFP and AIGTG at December 31, 1998.

     The notional amounts used to express the extent of involvement in swap transactions represent a standard of measurement of the volume of swaps business of AIGFP and AIGTG. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual cash flows to be exchanged and are not paid or received, except for certain contracts such as currency swaps.

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

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries


11. COMMITMENTS AND CONTINGENT LIABILITIES (continued)

     The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at December 31, 1998 and December 31, 1997:

(in millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                           REMAINING LIFE
                                                         -------------------------------------------------
                                                              ONE    TWO THROUGH  SIX THROUGH    AFTER TEN        TOTAL       TOTAL
                                                             YEAR     FIVE YEARS    TEN YEARS        YEARS         1998        1997
===================================================================================================================================
Interest rate, currency and equity/commodity swaps
   and swaptions:
Notional amount:
   Interest rate swaps                                   $ 85,379       $105,850      $57,556      $ 7,132     $255,917    $200,491
   Currency swaps                                          27,943         26,154       16,916        2,881       73,894      54,748
   Swaptions and equity swaps                               2,306          6,102        5,780        1,497       15,685      11,217
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                    $115,628       $138,106      $80,252      $11,510     $345,496    $266,456
===================================================================================================================================

     Futures and forward contracts are contracts for delivery of foreign currencies or financial indices in which the seller/purchaser agrees to make/take delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise as a result of movements in current market prices from contracted prices and the potential inability of counterparties to meet their obligations under the contracts. At December 31, 1998, the contractual amount of AIGFP's futures and forward contracts approximated $51.2 billion.

     The following table presents AIGFP's futures and forward contracts portfolio by maturity and type of derivative at December 31, 1998 and December 31, 1997:



(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                           REMAINING LIFE
                                                          -------------------------------------------------
                                                              ONE    TWO THROUGH   SIX THROUGH   AFTER TEN         TOTAL       TOTAL
                                                             YEAR     FIVE YEARS     TEN YEARS       YEARS          1998        1997
====================================================================================================================================
Futures and forward contracts:
Exchange traded futures contracts contractual amount      $ 8,290             --            --          --       $ 8,290     $ 4,411
====================================================================================================================================
Over the counter forward contracts contractual amount     $42,825            $61           $12          --       $42,898     $13,271
====================================================================================================================================


     These instruments involve, to varying degrees, elements of credit risk not explicitly recognized in the consolidated financial statements. AIGFP utilizes various credit enhancements, including collateral, credit triggers and credit derivatives to reduce the credit exposure relating to these off-balance sheet financial instruments. AIGFP requires credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties and the transaction's size and maturity. In addition, AIGFP's derivative transactions are generally documented under ISDA Master Agreements. Such agreements provide for legally enforceable set-off and close out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, AIGFP is permitted to set off its receivables from a counterparty against its payables to the same counterparty arising out of all included transactions. As a result, the net replacement value represents the net sum of estimated positive fair values after the application of such strategies, agreements and collateral held. The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss. The net replacement value of all interest rate, currency, and equity swaps, swaptions and forward commitments at December 31, 1998, approximated $8.76 billion. The net replacement value for futures and forward contracts at December 31, 1998, approximated $469 million.

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

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS  (CONTINUED)

11.  COMMITMENTS AND CONTINGENT LIABILITIES (continued)

      AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At December 31, 1998 and December 31, 1997, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                      NET REPLACEMENT VALUE
                                                                  -----------------------------
                                                                  SWAPS AND          FUTURES AND            TOTAL              TOTAL
                                                                  SWAPTIONS    FORWARD CONTRACTS             1998               1997
====================================================================================================================================
Counterparty credit quality:
  AAA                                                                $2,360             $   --             $2,360             $2,327
  AA                                                                  3,358                330              3,688              2,311
  A                                                                   1,789                 94              1,883              1,165
  BBB                                                                 1,040                 45              1,085                608
  Below investment grade                                                210                 --                210                290
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                $8,757             $  469             $9,226             $6,701
====================================================================================================================================


      At December 31, 1998 and December 31, 1997, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:


(in millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      NET REPLACEMENT VALUE
                                                                  -----------------------------
                                                                  SWAPS AND          FUTURES AND             TOTAL            TOTAL
                                                                  SWAPTIONS    FORWARD CONTRACTS              1998             1997
===================================================================================================================================
Non-U.S. banks                                                      $2,708              $169                $2,877           $2,263
Insured municipalities                                                 784                --                   784              757
U.S. industrials                                                     1,120                 5                 1,125              514
Governmental                                                           603                --                   603              677
Non-U.S. financial service companies                                   272                --                   272               65
Non-U.S. industrials                                                 1,145                --                 1,145            1,035
Special purpose                                                        423                --                   423              163
U.S. banks                                                             617               294                   911              585
U.S. financial service companies                                       931                 1                   932              434
Supranationals                                                         154                --                   154              208
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                               $8,757              $469                $9,226           $6,701
===================================================================================================================================


     AIGFP has entered into commitments to provide liquidity for certain tax-exempt variable rate demand notes issued by municipal entities. The agreements allow the holders, in certain circumstances, to tender the notes to the issuer at par value. In the event a remarketing agent of an issuer is unable to resell such tendered notes, AIGFP would be obligated to purchase the notes at par value. With respect to certain notes that have been issued, AIGFP has fulfilled its liquidity commitments by arranging bank liquidity facilities. These banks agree to purchase the notes that AIGFP is otherwise obligated to purchase in connection with a failed remarketing. It is the intention of AIGFP to arrange similar liquidity with respect to the $123 million aggregate amount of notes that are expected to be issued through 1999.

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

     The net trading revenues for the twelve months ended December 31, 1998, 1997 and 1996 from AIGFP's operations were $550 million, $452 million and $369 million, respectively.

     (d) AIGTG becomes a party to off-balance sheet financial instruments in the normal course of its business and to reduce its currency, interest rate and commodity exposures.

     The following tables provide the contractual and notional amounts of AIGTG's derivatives portfolio at December 31, 1998 and December 31, 1997. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the December 31, 1998 balances based upon the expected timing of the future cash flows.

     Futures and forward contracts are contracts for delivery of foreign currencies, commodities or financial indices in which the seller/purchaser agrees to make/take delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise as a result of movements in current market prices from con-

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

11.  COMMITMENTS AND CONTINGENT LIABILITIES (continued)

tracted prices and the potential inability of counterparties to meet their obligations under the contracts. Options are contracts that allow the holder of the option to purchase or sell the underlying commodity, currency or index at a specified price and within, or at, a specified period of time. Risks arise as a result of movements in current market prices from contracted prices, and the potential inability of the counterparties to meet their obligations under the contracts. As a writer of options, AIGTG generally receives an option premium and then manages the risk of any unfavorable change in the value of the underlying commodity, currency or index. At December 31, 1998, the contractual amount of AIGTG's futures, forward and option contracts approximated $411.71 billion.

     The gross replacement values presented represent the sum of the estimated positive fair values of all of AIGTG's derivatives contracts at December 31, 1998 and December 31, 1997. These values do not represent the credit risk to AIGTG.

     Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss within a product category. At December 31, 1998, the net replacement value of AIGTG's futures, forward and option contracts and interest rate and currency swaps approximated $3.8 billion.

     The following tables present AIGTG's derivatives portfolio and the associated credit exposure, if applicable, by maturity and type of derivative at December 31, 1998 and December 31, 1997:

(in millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                REMAINING LIFE
                                                               ---------------------------------------------
                                                                    ONE TWO THROUGH SIX THROUGH   AFTER TEN       TOTAL       TOTAL
                                                                   YEAR  FIVE YEARS   TEN YEARS       YEARS        1998        1997
===================================================================================================================================
Contractual amount of futures, forwards and options:
  Exchange traded futures and options                          $  9,777    $  1,985    $     74    $     --    $ 11,836    $ 24,579
===================================================================================================================================
  Forwards                                                     $263,312    $ 17,306    $  1,539    $     --    $282,157    $267,959
===================================================================================================================================
  Over the counter purchased options                           $ 31,039    $ 21,300    $  5,213    $  1,308    $ 58,860    $ 60,274
===================================================================================================================================
  Over the counter sold options (a)                            $ 31,922    $ 20,374    $  5,091    $  1,474    $ 58,861    $ 58,190
===================================================================================================================================
Notional amount:
  Interest rate swaps and forward rate agreements              $ 77,872    $ 24,605    $  7,334    $    980    $110,791    $ 77,503
  Currency swaps                                                  1,488       4,854       1,170          --       7,512       6,489
  Swaptions                                                          81       1,377       1,889       2,419       5,766       1,634
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                          $ 79,441    $ 30,836    $ 10,393    $  3,399    $124,069    $ 85,626
===================================================================================================================================
Credit exposure:
  Futures, forwards swaptions and purchased options contracts and interest rate and currency swaps:
      Gross replacement value                                  $  7,274    $  1,806    $    544    $    167    $  9,791    $ 11,020
      Master netting arrangements                                (4,224)       (930)       (306)       (150)     (5,610)     (5,798)
      Collateral                                                   (313)        (29)        (15)         (2)       (359)       (225)
------------------------------------------------------------------------------------------------------------------------------------
Net replacement value (b)                                      $  2,737    $    847    $    223    $     15    $  3,822    $  4,997
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

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS  (CONTINUED)

11. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

     AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At December 31, 1998 and December 31, 1997, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in millions)
------------------------------------------------------------------------------
                                                        NET REPLACEMENT VALUE
                                                        ----------------------
                                                             1998         1997
==============================================================================
Counterparty credit quality:
  AAA                                                      $  462       $  753
  AA                                                        1,821        2,503
  A                                                         1,066        1,024
  BBB                                                         221          343
  Below investment grade                                       26           98
  Not externally rated, including
    exchange traded futures and options*                      226          276
------------------------------------------------------------------------------
Total                                                      $3,822       $4,997
==============================================================================
Counterparty breakdown by industry:
  Non-U.S. banks                                           $1,253       $2,686
  U.S. industrials                                            381          164
  Governmental                                                184          135
  Non-U.S. financial service companies                        406          260
  Non-U.S. industrials                                        150          168
  U.S. banks                                                  593          560
  U.S. financial service companies                            629          748
  Exchanges*                                                  226          276
------------------------------------------------------------------------------
Total                                                      $3,822       $4,997
==============================================================================

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

     AIGTG limits its risks by holding offsetting positions. In addition, AIGTG monitors and controls its risk exposures through various monitoring systems which evaluate AIGTG's market and credit risks, and through credit approvals and limits. At December 31, 1998, AIGTG did not have a significant concentration of credit risk from either an individual counterparty or group of counterparties.

     The net trading revenues for the twelve months ended December 31, 1998, 1997 and 1996 from AIGTG's operations were $374 million, $562 million and $289 million, respectively.

     At December 31, 1998, AIGTG had issued and outstanding $140 million principal amount of letters of credit. These letters of credit were issued primarily to various exchanges.

     AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future obligations and liabilities of AIGFP and AIGTG arising from transactions entered into by AIGFP and AIGTG.

     (e) At December 31, 1998, ILFC had committed to purchase or had secured positions for 303 aircraft deliverable from 1999 through 2006 at an estimated aggregate purchase price of $17.4 billion. ILFC will be required to find customers for any aircraft presently on order and any aircraft to be ordered, and it must arrange financing for portions of the purchase price of such equipment.

     (f) AIG and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. AIG does not believe that such litigation will have a material effect on its operating results and financial condition.

     AIG continues to receive claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (hereinafter collectively referred to as environmental claims) and indemnity claims asserting injuries from asbestos. Estimation of asbestos and environmental claims loss reserves is a difficult process, as these claims, which emanate from policies written in 1984 and prior years, cannot be estimated by conventional reserving techniques. Asbestos and environmental claims development is affected by factors such as inconsistent court resolutions, the broadening of the intent of policies and scope of coverage and increasing number of new claims. AIG and other industry members have and will continue to litigate the broadening judicial interpretation of policy coverage and the liability issues. If the courts continue in the future to expand the intent of the policies and the scope of the coverage, as they have in the past, additional liabilities would emerge for amounts in excess of reserves held. This emergence cannot now be reasonably estimated, but could have a material impact on AIG's future operating results. The reserves carried for these claims as at December 31, 1998 ($2.5 billion gross; $865 million net) are believed to be adequate as these reserves are based on known facts and current law.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries


11. COMMITMENTS AND CONTINGENT LIABILITIES (continued)

     A summary of reserve activity, including estimates for applicable incurred but not reported losses and loss expenses, relating to asbestos and environmental claims separately and combined at December 31, 1998, 1997 and 1996 follows. The 1998 reserve activity includes Transatlantic.

(in millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             1998                  1997                  1996
                                                                      -----------------    ------------------    ------------------
                                                                       GROSS        NET      GROSS        NET      GROSS        NET
===================================================================================================================================
Asbestos:
Reserve for losses and loss expenses at beginning of year            $   842    $   195    $   876    $   172    $   744    $   127
Losses and loss expenses incurred                                        375        111        238         68        393        103
Losses and loss expenses paid                                           (253)       (47)      (272)       (45)      (261)       (58)
-----------------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year                  $   964    $   259    $   842    $   195    $   876    $   172
===================================================================================================================================
Environmental:
Reserve for losses and loss expenses at beginning of year            $ 1,467    $   593    $ 1,427    $   571    $ 1,198    $   380
Losses and loss expenses incurred                                        285        106        223         85        379        240
Losses and loss expenses paid                                           (216)       (93)      (183)       (63)      (150)       (49)
-----------------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year                  $ 1,536    $   606    $ 1,467    $   593    $ 1,427    $   571
===================================================================================================================================
Combined:
Reserve for losses and loss expenses at beginning of year            $ 2,309    $   788    $ 2,303    $   743    $ 1,942    $   507
Losses and loss expenses incurred                                        660        217        461        153        772        343
Losses and loss expenses paid                                           (469)      (140)      (455)      (108)      (411)      (107)
-----------------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year                  $ 2,500    $   865    $ 2,309    $   788    $ 2,303    $   743
===================================================================================================================================


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

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

     The carrying values and fair values of AIG's financial instruments at December 31, 1998 and December 31, 1997 and the average fair values with respect to derivative positions during 1998 and 1997 were as follows:

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      1998                           1997
                                                                          ----------------------------------------------------------
                                                                                               AVERAGE                       AVERAGE
                                                                          CARRYING      FAIR      FAIR  CARRYING      FAIR      FAIR
                                                                             VALUE     VALUE     VALUE     VALUE     VALUE     VALUE
====================================================================================================================================
Fixed maturities                                                           $61,906   $62,881   $    --   $51,566   $52,694   $    --
Equity securities                                                            5,893     5,893        --     5,348     5,348        --
Mortgage loans on real estate, policy and collateral loans                   8,247     8,246        --     7,920     7,967        --
Securities available for sale                                               10,674    10,674     8,855     9,145     9,145     8,653
Trading securities                                                           5,668     5,668     5,682     3,975     3,975     2,905
Spot commodities                                                               476       476       442       460       460       450
Unrealized gain on interest rate and currency swaps, options
  and forward transactions                                                   9,881     9,881     9,997     7,422     7,422     7,226
Trading assets                                                               6,229     6,229     6,048     6,715     6,715     5,481
Securities purchased under agreements to resell                              4,838     4,838        --     4,551     4,551        --
Other invested assets                                                        6,419     6,419        --     4,681     4,681        --
Short-term investments                                                       4,944     4,944        --     3,333     3,333        --
Cash                                                                           303       303        --        87        87        --
Policyholders' contract deposits                                            12,573    12,800        --    10,323    10,433        --
Borrowings under obligations of guaranteed
  investment agreements                                                      9,188    10,146        --     8,000     8,676        --
Securities sold under agreements to repurchase                               4,473     4,473        --     2,706     2,706        --
Trading liabilities                                                          4,664     4,664     4,824     5,366     5,366     4,549
Securities and spot commodities sold but not yet purchased                   4,457     4,457     5,614     5,172     5,172     3,648
Unrealized loss on interest rate and currency swaps, options
  and forward transactions                                                   7,055     7,055     6,805     5,980     5,980     5,270
Deposits due to banks and other depositors                                   1,242     1,319        --       972       972        --
Commercial paper                                                             4,636     4,636        --     3,375     3,375        --
Notes, bonds, loans and mortgages payable                                   16,869    17,196        --    13,886    13,960        --
====================================================================================================================================

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

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries


13.  STOCK COMPENSATION PLANS

At December 31, 1998, AIG had two types of stock-based compensation plans. One was a stock option plan; the other, an employee stock purchase plan. AIG applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its plans. Accordingly, no compensation costs have been recognized for either plan.

     Had compensation costs for these plans been determined consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Awards of Stock Based Compensation to Employees," AIG's net income and earnings per share for the years ended December 31, 1998, 1997 and 1996 would have been reduced to the pro forma amounts as follows:

(in millions, except per share amounts)
--------------------------------------------------------------------------------
                                          1998          1997          1996
================================================================================
Net income:
  As reported                          $ 3,766       $ 3,332       $ 2,897
  Pro forma                              3,749         3,323         2,892
Earnings per share-
  diluted:
  As reported                          $  3.57       $  3.15       $  2.72
  Pro forma                               3.55          3.14          2.72
================================================================================

     (A) STOCK OPTION PLAN: On December 19, 1991, the AIG Board of Directors adopted a 1991 employee stock option plan (the 1991 Plan), which provided that options to purchase a maximum of 10,125,000 shares of common stock could be granted to officers and other key employees at prices not less than fair market value at the date of grant. Both the 1991 Plan, and the options with respect to 252,870 shares granted thereunder on December 19, 1991, were approved by shareholders at the 1992 Annual Meeting. An amendment to the 1991 Plan, approved by shareholders at the 1997 Annual Meeting, increased the aggregate number of shares available for grant to 17,718,750 shares to assure that adequate shares are available for grant during the remaining term of the 1991 Plan. A second amendment to the 1991 Plan limits the maximum number of shares as to which stock options may be granted to any employee in any one year to 202,500 shares. At December 31, 1998, 9,184,869 shares were reserved for future grants under the amended 1991 Plan. As of March 18, 1992, no further options could be granted under the 1987 employee stock option plan (the 1987 Plan), but outstanding options granted under the 1987 Plan continue in force until exercise or expiration. At December 31, 1998, there were 8,882,557 shares reserved for issuance under these plans.

     Under each plan, 25 percent of the options granted become exercisable on the anniversary of the date of grant in each of the four years following that grant and all options expire 10 years from the date of the grant. As of December 31, 1998, outstanding options granted with respect to 5,762,938 shares qualified for Incentive Stock Option treatment under the Economic Recovery Tax Act of 1981.

     Additional information with respect to AIG's plans at December 31, 1998, and changes for the three years then ended, was as follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                    1998                          1997                           1996
                                            -------------------------   ----------------------------    -------------------------

                                                             WEIGHTED                       WEIGHTED                     WEIGHTED
                                                              AVERAGE                        AVERAGE                      AVERAGE
                                               SHARES  EXERCISE PRICE       SHARES    EXERCISE PRICE       SHARES  EXERCISE PRICE
=================================================================================================================================
Shares Under Option:
Outstanding at beginning of year            9,310,014          $32.65    9,705,984            $26.12    9,294,103          $21.73
Granted                                       915,319           87.42    1,115,325             70.52    1,402,650           48.25
Exercised                                  (1,192,871)          18.33   (1,402,982)            17.41     (887,740)          14.83
Forfeited                                    (149,905)          46.86     (108,313)            34.73     (103,029)          28.22
---------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                  8,882,557          $39.98    9,310,014            $32.65    9,705,984          $26.12
---------------------------------------------------------------------------------------------------------------------------------
Options exercisable at year-end             6,282,271          $28.38    6,342,378            $23.01    6,531,486          $19.17
---------------------------------------------------------------------------------------------------------------------------------
Weighted average fair value per share
  of options granted                                           $30.67                         $26.21                       $18.23
=================================================================================================================================

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS  (CONTINUED)

13. STOCK COMPENSATION PLANS (continued)


     Information about stock options outstanding at December 31, 1998, is summarized as follows:

------------------------------------------------------------------------------------------------------------------------------
                                              OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
                               ------------------------------------------------------        ---------------------------------
                                                         WEIGHTED            WEIGHTED                                WEIGHTED
                                      NUMBER    AVERAGE REMAINING             AVERAGE               NUMBER            AVERAGE
RANGE OF EXERCISE PRICES         OUTSTANDING     CONTRACTUAL LIFE      EXERCISE PRICE          EXERCISABLE     EXERCISE PRICE
==============================================================================================================================
$11.58 - 19.11                     1,987,821            2.0 years              $14.61            1,987,821             $14.61
 23.56 - 30.89                     2,691,004            5.0 years               26.36            2,671,978              26.33
 32.44 - 44.72                     1,037,071            6.9 years               40.85              759,892              40.84
 48.72 - 58.17                     1,212,551            7.9 years               48.86              601,157              48.79
 66.00 - 78.33                     1,058,216            8.9 years               70.91              261,423              70.83
 80.17 - 98.46                       895,894            9.9 years               87.65                   --                 --
------------------------------------------------------------------------------------------------------------------------------
                                   8,882,557                                   $39.98            6,282,271             $28.38
==============================================================================================================================

     The fair values of stock options granted during the years ended December 31, 1998, 1997 and 1996 were $28 million, $29 million and $26 million, respectively. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model.

     The following weighted average assumptions were used for grants in 1998, 1997 and 1996, respectively: dividend yields of 0.24 percent, 0.30 percent and
0.33 percent; expected volatilities of 22.0 percent, 20.0 percent and 20.0 percent; risk-free interest rates of 4.73 percent, 6.03 percent and 6.29 percent and expected terms of 7 years.

     (B) EMPLOYEE STOCK PURCHASE PLAN: AIG's 1984 employee stock purchase plan was adopted at its 1984 shareholders' meeting and became effective as of July 1, 1984. Eligible employees could receive privileges to purchase up to an aggregate of 4,429,687 shares of AIG common stock, at a price equal to 85 percent of the fair market value on the date of grant of the purchase privilege. Purchase privileges were granted annually and were limited to the number of whole shares that could be purchased by an amount equal to 5 percent of an employee's annual salary or $5,500, whichever was less.

     AIG's 1996 employee stock purchase plan was adopted at its 1996 shareholders' meeting and became effective as of July 1, 1996, replacing the 1984 plan. Eligible employees may receive privileges to purchase up to an aggregate of 2,250,000 shares of AIG common stock, at a price equal to 85 percent of the fair market value on the date of the grant of the purchase privilege. Purchase privileges are granted annually and are limited to the number of whole shares that can be purchased by an amount equal to 5 percent of an employee's annual salary or $5,500, whichever is less. Beginning with the January 1, 1998 subscription, the maximum allowable purchase limitation increased to 10 percent of an employee's annual salary or $10,000 per year, whichever is less, and the eligibility requirement was reduced from two years to one year. In all other respects, the 1996 plan is identical to the 1984 plan.

     There were 104,008 shares and 328,988 shares issued under the 1984 plan at weighted average prices of $35.17 and $29.73 for the years ended December 31, 1997 and 1996, respectively. There were 340,419 shares and 220,627 shares issued under the 1996 plan at weighted average prices of $53.89 and $38.51 for the years ended December 31, 1998 and 1997, respectively. The excess or deficit of the proceeds over the par value or cost of the common stock issued under these plans was credited or charged to additional paid-in capital.

     As of December 31, 1998, there were 396,285 shares of common stock subscribed to at a weighted average price of $71.63 per share pursuant to grants of privileges under the 1996 plan. There were 1,292,668 shares available for the grant of future purchase privileges under the 1996 plan at December 31, 1998.

     The fair values of purchase privileges granted during the years ended December 31, 1998, 1997 and 1996 were $10 million, $4 million and $3 million, respectively. The weighted average fair values per share of those purchase rights granted in 1998, 1997 and 1996 were $19.33, $13.35 and $8.76, respectively. The fair value of each purchase right is estimated on the date of the subscription using the Black-Scholes model.

     The following weighted average assumptions were used for grants in 1998, 1997 and 1996, respectively: dividend yields of 0.24 percent, 0.30 percent and
0.37 percent; expected volatilities of 33.0 percent, 26.0 percent and 21.9 percent; risk-free interest rates of 5.26 percent, 5.81 percent and 5.54 percent; and expected terms of 1 year.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries


14. EMPLOYEE BENEFITS

(a) Employees of AIG, its subsidiaries and certain affiliated companies, including employees in foreign countries, are generally covered under various funded and insured pension plans. Eligibility for participation in the various plans is based on either completion of a specified period of continuous service or date of hire, subject to age limitation.

     AIG's U.S. retirement plan is a qualified, noncontributory, defined benefit plan. All qualified employees, including those of Transatlantic, who have attained age 21 and completed twelve months of continuous service are eligible to participate in this plan. An employee with 5 or more years of service is entitled to pension benefits beginning at normal retirement at age 65. Benefits are based upon a percentage of average final compensation multiplied by years of credited service limited to 44 years of credited service. The average final compensation is subject to certain limitations. Annual funding requirements are determined based on the "projected unit credit" cost method which attributes a pro rata portion of the total projected benefit payable at normal retirement to each year of credited service.

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

     AIG's U.S. postretirement medical and life insurance benefits are based upon the employee electing immediate retirement and having a minimum of ten years of service. Retirees and their dependents who were age 65 by May 1, 1989 participate in the medical plan at no cost. Employees who retired after May 1, 1989 and on or prior to January 1, 1993 pay the active employee premium if under age 65 and 50 percent of the active employee premium if over age 65. Retiree contributions are subject to adjustment annually. Other cost sharing features of the medical plan include deductibles, coinsurance and Medicare coordination and a lifetime maximum benefit of $1 million. The lifetime maximum benefit of the medical plan was increased to $1.5 million effective January 1, 1999. The maximum life insurance benefit prior to age 70 is $32,500, with a maximum of $25,000 thereafter.

     Effective January 1, 1993, both plans' provisions were amended. Employees who retire after January 1, 1993 are required to pay the actual cost of the medical benefits premium reduced by a credit which is based upon age and years of service at retirement. The life insurance benefit varies by age at retirement from $5,000 for retirement at ages 55 through 59 to $15,000 for retirement at ages 65 and over. These plans also benefit Transatlantic's employees.

     (b) AIG sponsors a voluntary savings plan for domestic employees, including those of Transatlantic, (a 401(k) plan), which, during the three years ended December 31, 1998, provided for salary reduction contributions by employees and matching contributions by AIG of up to 6 percent of annual salary depending on the employees' years of service.

     (c) AIG has certain benefits provided to former or inactive employees who are not retirees. Certain of these benefits are insured and expensed currently; other expenses are provided for currently. Such uninsured expenses include long and short-term disability medical and life insurance continuation, short-term disability income continuation and COBRA medical subsidies. The provision for these benefits at December 31, 1998 was $5 million. The incremental expense was insignificant.

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS  (continued)


14. EMPLOYEE BENEFITS (continued)

     The following table sets forth the change in benefit obligation, change in plan assets and weighted average assumptions associated with various pension plan and postretirement benefits. The amounts are recognized in the accompanying consolidated balance sheet as of December 31, 1998 and 1997:


(in millions)
----------------------------------------------------------------------------------------------------------------------------------
                                                                         PENSION BENEFITS                   OTHER BENEFITS
                                                                 ------------------------------   --------------------------------
                                                                  NON-U.S.     U.S.                 NON-U.S.      U.S.
1998                                                               PLANS      PLANS       TOTAL     PLANS        PLANS       TOTAL
==================================================================================================================================
Change in benefit obligation:
  Benefit obligation at beginning of year                          $ 330      $ 363       $ 693      $  19       $  70      $  89
  Acquisitions(a)                                                     --         49          49         --           1          1
  Service cost                                                        32         33          65          1           2          3
  Interest cost                                                       16         29          45         --           5          5
  Participant contributions                                            4         --           4         --          --         --
  Actuarial (gain)/loss                                               21         33          54        (13)          5         (8)
  Benefits paid                                                      (18)        (8)        (26)        --          (5)        (5)
  Effect of foreign currency fluctuation                              42         --          42         --          --         --
----------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                  $ 427      $ 499       $ 926      $   7       $  78      $  85
==================================================================================================================================
Change in plan assets:
  Fair value of plan assets at beginning of year                   $ 160      $ 297       $ 457      $  --       $  --        $--
  Acquisitions(a)                                                     --         37          37         --          --         --
  Actual return on plan assets net of expenses                        20         55          75         --          --         --
  Employer contributions                                              24         18          42         --           5          5
  Participant contributions                                            4         --           4         --          --         --
  Benefits paid                                                      (18)        (8)        (26)        --          (5)        (5)
  Effect of foreign currency fluctuation                              18         --          18         --          --         --
----------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year(b)                        $ 208      $ 399       $ 607      $  --       $  --      $  --
==================================================================================================================================
Reconciliation of funded status:
Funded status                                                      $(219)     $(100)      $(319)     $  (7)      $ (78)     $ (85)
Unrecognized actuarial (gain)/loss                                    80         (4)         76         --          16         16
Unrecognized transition (asset)/obligation                            13          7          20         --          --         --
Unrecognized prior service cost                                       13         21          34         --         (21)       (21)
----------------------------------------------------------------------------------------------------------------------------------
Net amount recognized at year end                                  $(113)     $ (76)      $(189)     $  (7)      $ (83)     $ (90)
==================================================================================================================================
Amounts recognized in the statement of
  financial position consist of:
  Prepaid benefit cost                                             $   4      $  --       $   4      $  --       $  --      $  --
  Accrued benefit liability                                         (175)       (83)       (258)        (7)        (83)       (90)
  Intangible asset                                                    58          7          65         --          --         --
----------------------------------------------------------------------------------------------------------------------------------
Net amount recognized at year end                                  $(113)     $ (76)      $(189)     $  (7)      $ (83)     $ (90)
==================================================================================================================================
Weighted-average assumptions as of December 31,
Discount rate                                                   3.0-10.0%      6.75%              6.25-7.0%       6.75%
Expected return on plan assets                                  3.5-13.0        8.5                   N/A         N/A
Rate of compensation increase                                   2.0-10.0        5.0                   N/A         N/A
==================================================================================================================================

For measurement purposes, a 7.5 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 1998.

The rate was assumed to decrease gradually to 5.5 percent for 2000 and remain at that level thereafter.

(a) Acquisitions include the opening balances with respect to Transatlantic and 20th Century. Transatlantic's domestic employees are and have been covered by AIG's plans.
(b) Plan assets are invested primarily in fixed-income securities and listed stocks.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries


14. EMPLOYEE BENEFITS (continued)

(in millions)
----------------------------------------------------------------------------------------------------------------------------------
                                                                         PENSION BENEFITS                   OTHER BENEFITS
                                                                 ------------------------------   --------------------------------
                                                                  NON-U.S.     U.S.                 NON-U.S.      U.S.
1997                                                               PLANS      PLANS       TOTAL     PLANS        PLANS       TOTAL
==================================================================================================================================
Change in benefit obligation:
  Benefit obligation at beginning of year                          $ 340      $ 273       $ 613      $  17       $  59      $  76
  Service cost                                                        21         23          44          2           1          3
  Interest cost                                                       13         21          34         --           4          4
  Participant contributions                                            4         --           4         --          --         --
  Plan amendments                                                     --          5           5         --           4          4
  Actuarial (gain)/loss                                                6         47          53         --           6          6
  Benefits paid                                                      (12)        (6)        (18)        --          (4)        (4)
  Effect of foreign currency fluctuation                             (42)        --         (42)        --          --         --
----------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                  $ 330      $ 363       $ 693      $  19       $  70      $  89
==================================================================================================================================
Change in plan assets:
  Fair value of plan assets at beginning of year                   $ 171      $ 231       $ 402      $  --       $  --      $  --
  Asset adjustment                                                    --         (1)         (1)        --          --         --
  Actual return on plan assets net of expenses                        --         54          54         --          --         --
  Employer contributions                                              15         19          34         --          --         --
  Participant contributions                                            4         --           4         --          --         --
  Benefits paid                                                      (12)        (6)        (18)        --          --         --
  Effect of foreign currency fluctuation                             (18)        --         (18)        --          --         --
----------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year*                          $ 160      $ 297       $ 457      $  --       $  --      $  --
==================================================================================================================================
Reconciliation of funded status:
  Funded status                                                    $(170)     $ (66)      $(236)     $ (19)      $ (70)     $ (89)
  Unrecognized actuarial (gain)/loss                                  65        (16)         49         --          11         11
  Unrecognized transition (asset)/obligation                          12          7          19         --          --         --
  Unrecognized prior service cost                                     14         21          35         --         (22)       (22)
----------------------------------------------------------------------------------------------------------------------------------
Net amount recognized at year end                                  $ (79)     $ (54)      $(133)     $ (19)      $ (81)     $(100)
==================================================================================================================================
Amounts recognized in the statement of
  financial position consist of:
  Prepaid benefit cost                                             $   6      $  --       $   6      $  --       $  --      $  --
  Accrued benefit liability                                         (133)       (58)       (191)       (19)        (81)      (100)
  Intangible asset                                                    48          4          52         --          --         --
----------------------------------------------------------------------------------------------------------------------------------
Net amount recognized at year end                                  $ (79)     $ (54)      $(133)     $ (19)      $ (81)     $(100)
==================================================================================================================================
Weighted-average assumptions as of December 31,
Discount rate                                                   3.5-10.0%       7.0%              7.0-10.0%       7.0%
Expected return on plan assets                                   4.0-9.2        9.0                    N/A        N/A
Rate of compensation increase                                   2.5-10.0        5.0                    N/A        N/A
==================================================================================================================================

For measurement purposes, an 8.5 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 1997.

The rate was assumed to decrease gradually to 5.5 percent for 2000 and remain at that level thereafter.

* Plan assets are invested primarily in fixed-income securities and listed stocks.

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS  (continued)


14. EMPLOYEE BENEFITS (continued)

     The net benefit cost for the years ended December 31, 1998, 1997, and 1996 included the following components:


(in millions)
----------------------------------------------------------------------------------------------------------------------------------
                                                                         PENSION BENEFITS                   OTHER BENEFITS
                                                                -------------------------------     ------------------------------
                                                                NON-U.S.       U.S.                 NON-U.S.      U.S.
                                                                 PLANS        PLANS       TOTAL     PLANS        PLANS       TOTAL
==================================================================================================================================
1998
Components of net period benefit cost:
  Service cost                                                   $ 32        $ 33        $ 65        $  1        $  2        $  3
  Interest cost                                                    16          29          45           1           5           6
  Expected return on assets                                        (9)        (29)        (38)         --          --          --
  Amortization of prior service cost                                2           2           4          --          (1)         (1)
  Amortization of transitional (asset)/liability                    2           1           3          (1)         --          (1)
  Recognized actuarial (gain)/loss                                  3           1           4          --          --          --
----------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                                        $ 46        $ 37        $ 83        $  1        $  6        $  7
==================================================================================================================================
1997
Components of net period benefit cost:
  Service cost                                                   $ 21        $ 23        $ 44        $  1        $  2        $  3
  Interest cost                                                    13          21          34           1           4           5
  Expected return on assets                                        (9)        (20)        (29)         --          --          --
  Amortization of prior service cost                                2           2           4          --          (1)         (1)
  Amortization of transitional (asset)/liability                    2           2           4          --          --          --
  Recognized actuarial (gain)/loss                                  2          --           2          --          --          --
----------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                                        $ 31        $ 28        $ 59        $  2        $  5        $  7
==================================================================================================================================
1996
Components of net period benefit cost:
  Service cost                                                   $ 23        $ 21        $ 44        $  1        $  1        $  2
  Interest cost                                                    14          18          32           1           4           5
  Expected return on assets                                        (9)        (17)        (26)         --          --          --
  Amortization of prior service cost                                2           1           3          --          (1)         (1)
  Amortization of transitional (asset)/liability                    2           2           4          --          --          --
  Recognized actuarial (gain)/loss                                  2          --           2          --          --          --
----------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                                        $ 34        $ 25        $ 59        $  2        $  4        $  6
==================================================================================================================================

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $460 million, $394 million and $196 million, respectively, as of December 31, 1998 and $314 million, $268 million and $119 million as of December 31, 1997.

     On December 31, 1998, the company amended its retirement and postretirement healthcare plan to provide increased benefits to certain employees who retire prior to age 65.

     Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one- percentage-point change in assumed healthcare cost trend rates would have the following effects:

(in millions)
------------------------------------------------------------------------------
                                           1-PERCENTAGE          1-PERCENTAGE
                                          POINT INCREASE        POINT DECREASE
==============================================================================
Effect on total of service and interest
  cost components                                   $1                   $--
Effect on postretirement benefit
  obligation                                         4                    (3)
==============================================================================


15. LEASES

(a) AIG and its subsidiaries occupy leased space in many locations under various long-term leases and have entered into various leases covering the long-term use of data processing equipment.

     At December 31, 1998, the future minimum lease payments under operating leases were as follows:

(in millions)
================================================================================
1999                                                                      $  252
2000                                                                         193
2001                                                                         151
2002                                                                         112
2003                                                                         112
Remaining years after 2003                                                   419
--------------------------------------------------------------------------------
Total                                                                     $1,239
================================================================================

     Rent expense approximated $272 million, $241 million and $219 million for the years ended December 31, 1998, 1997 and 1996, respectively.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries


15. LEASES (continued)

     (b) Minimum future rental income on noncancelable operating leases of flight equipment which have been delivered at December 31, 1998 was as follows:

(in millions)
================================================================================
1999                                                                      $1,589
2000                                                                       1,391
2001                                                                       1,237
2002                                                                       1,055
2003                                                                         803
Remaining years after 2003                                                 1,173
--------------------------------------------------------------------------------
Total                                                                     $7,248
================================================================================

     Flight equipment is leased, under operating leases, for periods ranging from one to 12 years.

16. OWNERSHIP AND TRANSACTIONS WITH RELATED PARTIES

(A) OWNERSHIP: The directors and officers of AIG, the directors and holders of common stock of C.V. Starr & Co., Inc. (Starr), a private holding company, The Starr Foundation, Starr International Company, Inc. (SICO), a private holding company, and Starr own or otherwise control approximately 28 percent of the voting stock of AIG. Six directors of AIG also serve as directors of Starr and SICO.

     (B) TRANSACTIONS WITH RELATED PARTIES: During the ordinary course of business, AIG and its subsidiaries pay commissions to Starr and its subsidiaries for the production and management of insurance business. There are no significant receivables from/payables to related parties at December 31, 1998. Net commission payments to Starr aggregated approximately $46 million in 1998 and 1997 and $48 million in 1996, from which Starr is required to pay commissions due originating brokers and its operating expenses. AIG also received approximately $13 million in 1998, $14 million in 1997 and $15 million in 1996 from Starr and paid approximately $37,000 in 1998 and $35,000 in 1997 and $34,000 in 1996 to Starr in rental fees. AIG also received approximately $1 million in 1998, 1997 and 1996 from SICO and paid approximately $1 million in each of the years 1998, 1997 and 1996 to SICO as reimbursement for services rendered at cost. AIG also paid to SICO $4 million in 1998, 1997 and 1996 in rental fees.

17. SEGMENT INFORMATION

(a) AIG's operations are conducted principally through three business segments. These segments and their respective operations are as follows:

     General Insurance - AIG's general insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance. One or more of these companies is licensed to write substantially all of these lines in all states of the United States and in approximately 100 foreign countries.

     DBG writes substantially all classes of business insurance accepting such business mainly from insurance brokers. This provides DBG the opportunity to select specialized markets and retain underwriting control. Any licensed broker is able to submit business to DBG without the traditional agent-company contractual relationship, but such broker usually has no authority to commit DBG to accept a risk. Transatlantic's domestic operations are included in this group.

     AIG's Foreign General insurance group accepts risks primarily underwritten through AIU, a marketing unit consisting of wholly owned agencies and insurance entities. The Foreign General insurance group also includes business written by AIG's foreign-based insurance subsidiaries for their own accounts. The Foreign General group uses various marketing methods to write both business and personal lines insurance with certain refinements for local laws, customs and needs. AIU operates in over 70 countries in Asia, the Pacific Rim, Europe, Africa, Middle East and Latin America. Transatlantic's foreign operations are included in this group.

     Life Insurance - AIG's life insurance subsidiaries offer a wide range of traditional insurance and financial and investment products. One or more of these subsidiaries is licensed to write life insurance in all states in the United States and in over 70 foreign countries. Traditional products consist of individual and group life, annuity, endowment and accident and health policies. Financial and investment products consist of single premium annuity, variable annuities, guaranteed investment contracts, universal life and pensions.

     AIG's three principal overseas life operations are ALICO, AIA and Nan Shan. ALICO is incorporated in Delaware and all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in approximately 50 countries located in Europe, Africa, Latin America, the Caribbean, the Middle East, and the Far East, with Japan being the largest territory. AIA operates primarily in Hong Kong, Singapore, Malaysia and Thailand. Nan Shan operates in Taiwan.

     Financial Services - AIG's financial services subsidiaries engage in diversified financial products and services including asset management, premium financing, banking services and consumer finance services.

     ILFC engages primarily in the acquisition of new and used commercial jet aircraft and the leasing and remarketing of such aircraft to airlines around the world.

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS  (continued)


17. SEGMENT INFORMATION (continued)

     AIGFP structures financial transactions, including long-dated interest rate and currency swaps and structures borrowings through notes, bonds and guaranteed investment agreements.

     AIGTG engages in various commodities trading, foreign exchange trading, interest rate swaps and market making activities.

     (b) The following table summarizes the operations by major operating segment for the years ended December 31, 1998, 1997 and 1996:

                                                                                        OPERATING SEGMENTS-1998
                                                                 -------------------------------------------------------------------
                                                                   GENERAL          LIFE      FINANCIAL
(in millions)                                                    INSURANCE     INSURANCE       SERVICES       OTHER(a)  CONSOLIDATED
====================================================================================================================================
Revenues (b)                                                      $ 16,495      $ 13,444       $  3,305      $     52       $ 33,296
Interest revenue                                                        --            --          1,225            --          1,225
Interest expense                                                         7            64          1,840            36          1,947
Realized capital gains (losses)                                        205           (35)            --            (5)           165
Operating income (loss) before minority interest                     2,928         1,780            913           (92)         5,529
Income taxes                                                           646           562            317            69          1,594
Equity in income of minority-owned insurance operations                 57            --             --            --             57
Depreciation expense                                                   109            63            665            95            932
Capital expenditures                                                   220           277          3,266           142          3,905
Identifiable assets                                                 73,226        64,333         60,113        (3,274)       194,398
====================================================================================================================================

                                                                                       OPERATING SEGMENTS-1997
                                                                 -------------------------------------------------------------------
                                                                   GENERAL          LIFE      FINANCIAL
(in millions)                                                    INSURANCE     INSURANCE       SERVICES       OTHER(a)  CONSOLIDATED
====================================================================================================================================
Revenues (b)                                                      $ 14,403      $ 12,843       $  3,272      $     84       $ 30,602
Interest revenue                                                        --            --          1,009            --          1,009
Interest expense                                                         2            29          1,689            34          1,754
Realized capital gains (losses)                                        128            21             --           (30)           119
Operating income (loss) before minority interest                     2,472         1,571            701           (13)         4,731
Income taxes                                                           514           501            258            94          1,367
Equity in income of minority-owned insurance operations                114            --             --            --            114
Depreciation expense                                                    89            56            654            74            873
Capital expenditures                                                   166           346          3,519           174          4,205
Identifiable assets                                                 62,386        52,104         51,756        (2,275)       163,971
====================================================================================================================================

                                                                                        OPERATING SEGMENTS-1996
                                                                 -------------------------------------------------------------------
                                                                   GENERAL          LIFE      FINANCIAL
(in millions)                                                    INSURANCE     INSURANCE       SERVICES       OTHER(a)  CONSOLIDATED
====================================================================================================================================
Revenues (b)                                                      $ 13,611      $ 11,689       $  2,556      $     87       $ 27,943
Interest revenue                                                        --            --            869            --            869
Interest expense                                                         2            18          1,493            29          1,542
Realized capital gains (losses)                                         65            35             --           (12)            88
Operating income before minority interest                            2,206         1,324            524             2          4,056
Income taxes                                                           456           415            190            55          1,116
Equity in income of minority-owned insurance operations                 99            --             --            --             99
Depreciation expense                                                    85            54            593            74            806
Capital expenditures                                                   133           237          3,358           167          3,895
Identifiable assets                                                 58,792        48,376         43,861        (2,598)       148,431
====================================================================================================================================

(a) Includes AIG Parent and other operations which are not required to be reported separately, other income (deductions)-net and adjustments and eliminations.
(b) Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transactions and other fees, equity in income of minority-owned insurance operations and realized capital gains (losses).

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries


17. SEGMENT INFORMATION (continued)

     (c) The following table summarizes AIG's general insurance operations by major internal reporting group for the years ended December 31, 1998, 1997 and 1996:


                                                                                            GENERAL INSURANCE-1998
                                                                      --------------------------------------------------------------
                                                                        DOMESTIC                                               TOTAL
                                                                       BROKERAGE           FOREIGN                           GENERAL
(in millions)                                                              GROUP           GENERAL          OTHER(a)       INSURANCE
====================================================================================================================================
Net premiums written                                                    $  8,002          $  4,799         $  1,785         $ 14,586
Net premiums earned                                                        7,814             4,627            1,657           14,098
Losses & loss expenses incurred                                            6,862             2,678            1,117           10,657
Underwriting expenses                                                      1,169             1,427              314            2,910
Adjusted underwriting profit (loss) (b)                                     (217)              522              226              531
Net investment income                                                      1,570               438              184            2,192
Operating income before realized capital gains (c)                         1,353               960              410            2,723
Equity in income of minority-owned insurance operations                       57                --               --               57
Depreciation expense                                                          34                63               12              109
Capital expenditures                                                          66               110               44              220
Identifiable assets                                                       53,844            16,060            3,322           73,226
====================================================================================================================================

                                                                                            GENERAL INSURANCE-1997
                                                                      --------------------------------------------------------------
                                                                        DOMESTIC                                               TOTAL
                                                                       BROKERAGE           FOREIGN                           GENERAL
(in millions)                                                              GROUP           GENERAL          OTHER(a)       INSURANCE
====================================================================================================================================
Net premiums written                                                    $  7,885          $  4,370         $  1,153         $ 13,408
Net premiums earned                                                        7,207             4,069            1,145           12,421
Losses & loss expenses incurred                                            6,268             2,304              784            9,356
Underwriting expenses                                                      1,080             1,268              227            2,575
Adjusted underwriting profit (loss) (b)                                     (141)              497              134              490
Net investment income                                                      1,356               369              129            1,854
Operating income before realized capital gains (c)                         1,215               866              263            2,344
Equity in income of minority-owned insurance operations                      114                --               --              114
Depreciation expense                                                          27                57                5               89
Capital expenditures                                                          61                94               11              166
Identifiable assets                                                       46,548            13,405            2,433           62,386
====================================================================================================================================

                                                                                            GENERAL INSURANCE-1996
                                                                      --------------------------------------------------------------
                                                                        DOMESTIC                                               TOTAL
                                                                       BROKERAGE           FOREIGN                           GENERAL
(in millions)                                                              GROUP           GENERAL          OTHER(a)       INSURANCE
====================================================================================================================================
Net premiums written                                                    $  7,324          $  4,325         $  1,043         $ 12,692
Net premiums earned                                                        6,763             4,033            1,059           11,855
Losses & loss expenses incurred                                            5,886             2,332              779            8,997
Underwriting expenses                                                        916             1,303              189            2,408
Adjusted underwriting profit (loss) (b)                                      (39)              398               91              450
Net investment income                                                      1,242               339              110            1,691
Operating income before realized capital gains (c)                         1,203               737              201            2,141
Equity in income of minority-owned insurance operations                       99                --               --               99
Depreciation expense                                                          27                54                4               85
Capital expenditures                                                          41                86                6              133
Identifiable assets                                                       43,718            13,025            2,049           58,792
====================================================================================================================================

(a) Includes other operations which are not required to be reported separately and adjustments and eliminations.
(b) Adjusted underwriting profit (loss) represents statutory underwriting profit or loss adjusted primarily for changes in deferred acquisition costs.
(c) Realized capital gains are not deemed to be an integral part of AIG's general insurance operations' internal reporting groups.

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS  (continued)


17. SEGMENT INFORMATION (continued)

     (d) The following table summarizes AIG's life insurance operations by major reporting group for the years ended December 31, 1998, 1997 and 1996:

                                                                                               LIFE INSURANCE-1998
                                                                       -------------------------------------------------------------
                                                                                             AIA                               TOTAL
                                                                                             AND                                LIFE
(in millions)                                                            ALICO          NAN SHAN           OTHER(a)        INSURANCE
====================================================================================================================================
Premium income                                                         $ 3,212           $ 6,052           $   983           $10,247
Net investment income                                                    1,019             1,189             1,024             3,232
Operating income before realized capital gains(b)                          576             1,040               199             1,815
Depreciation expense                                                        31                25                 7                63
Capital expenditures                                                       201                64                12               277
Identifiable assets                                                     23,495            23,860            16,978            64,333
====================================================================================================================================

                                                                                              LIFE INSURANCE-1997
                                                                       -------------------------------------------------------------
                                                                                             AIA                               TOTAL
                                                                                             AND                                LIFE
(in millions)                                                            ALICO          NAN SHAN           OTHER(a)        INSURANCE
====================================================================================================================================
Premium income                                                         $ 2,811           $ 6,278           $   837           $ 9,926
Net investment income                                                      754             1,188               954             2,896
Operating income before realized capital gains(b)                          461               895               194             1,550
Depreciation expense                                                        24                25                 7                56
Capital expenditures                                                       197               132                17               346
Identifiable assets                                                     16,745            20,003            15,356            52,104
====================================================================================================================================

                                                                                              LIFE INSURANCE-1996
                                                                       -------------------------------------------------------------
                                                                                             AIA                               TOTAL
                                                                                             AND                                LIFE
(in millions)                                                            ALICO          NAN SHAN           OTHER(a)        INSURANCE
====================================================================================================================================
Premium income                                                         $ 2,595           $ 5,592           $   791           $ 8,978
Net investment income                                                      663               979             1,034             2,676
Operating income before realized capital gains(b)                          396               731               162             1,289
Depreciation expense                                                        21                24                 9                54
Capital expenditures                                                       199                29                 9               237
Identifiable assets                                                     14,839            20,474            13,063            48,376
====================================================================================================================================

(a) Includes other operations which are not required to be reported separately and adjustments and eliminations.
(b) Realized capital gains are not deemed to be an integral part of AIG's life insurance operations' internal reporting groups.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries


17. SEGMENT INFORMATION (continued)

     (e) The following table summarizes AIG's financial services operations by major reporting group for the years ended December 31, 1998, 1997 and 1996:

                                                                                      FINANCIAL SERVICES-1998
                                                            ------------------------------------------------------------------------
                                                                                                                               TOTAL
                                                                                                                           FINANCIAL
(in millions)                                                  ILFC         AIGFP(a)         AIGTG          OTHER(b)        SERVICES
====================================================================================================================================
Commissions, transactions and other fees                    $ 2,002         $   550         $   374         $   379          $ 3,305
Interest revenue                                                 49             941              74             161            1,225
Interest expense                                                694             997              59              90            1,840
Operating income (loss)                                         496             323             123             (29)             913
Depreciation expense                                            581               6               8              70              665
Capital expenditures                                          3,160               3              13              90            3,266
Identifiable assets                                          16,846          28,080          10,526           4,661           60,113
====================================================================================================================================

                                                                                      FINANCIAL SERVICES-1997
                                                            ------------------------------------------------------------------------
                                                                                                                               TOTAL
                                                                                                                           FINANCIAL
(in millions)                                                  ILFC         AIGFP(a)         AIGTG          OTHER(b)        SERVICES
====================================================================================================================================
Commissions, transactions and other fees                    $ 1,857         $   452         $   562         $   401          $ 3,272
Interest revenue                                                 41             768              88             112            1,009
Interest expense                                                691             857              42              99            1,689
Operating income (loss)                                         382             241             127             (49)             701
Depreciation expense                                            576               7               6              65              654
Capital expenditures                                          3,436               5               9              69            3,519
Identifiable assets                                          15,028          22,941          10,017           3,770           51,756
====================================================================================================================================

                                                                                      FINANCIAL SERVICES-1996
                                                            ------------------------------------------------------------------------
                                                                                                                               TOTAL
                                                                                                                           FINANCIAL
(in millions)                                                  ILFC         AIGFP(a)         AIGTG          OTHER(b)        SERVICES
====================================================================================================================================
Commissions, transactions and other fees                    $ 1,560         $   369         $   289         $   338          $ 2,556
Interest revenue                                                 44             675              38             112              869
Interest expense                                                624             737              26             106            1,493
Operating income (loss)                                         307             189              80             (52)             524
Depreciation expense                                            526               9               6              52              593
Capital expenditures                                          3,254              10              16              78            3,358
Identifiable assets                                          14,394          20,288           5,115           4,064           43,861
====================================================================================================================================


(a)  AIGFP's interest revenue and interest expense are reported as net revenues.
(b) Includes other operations which are not required to be reported separately and adjustments and eliminations.

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS  (continued)


17. SEGMENT INFORMATION (continued)

     (f) A substantial portion of AIG's operations is conducted in countries other than the United States and Canada. The following table summarizes AIG's operations by major geographic segment. Allocations have been made on the basis of the location of operations and assets.

                                                                                               GEOGRAPHIC SEGMENTS-1998
                                                                                  --------------------------------------------------
                                                                                                              OTHER
(in millions)                                                                     DOMESTIC(a)   FAR EAST    FOREIGN    CONSOLIDATED
====================================================================================================================================
Revenues (b)                                                                          $15,818    $10,571    $ 6,907      $33,296
Real estate and other fixed assets, net of accumulated depreciation                       975        895        781        2,651
Flight equipment primarily under operating leases, net of accumulated depreciation     16,330         --         --       16,330
====================================================================================================================================

                                                                                               GEOGRAPHIC SEGMENTS-1997
                                                                                  --------------------------------------------------
                                                                                                              OTHER
(in millions)                                                                     DOMESTIC(a)   FAR EAST    FOREIGN    CONSOLIDATED
====================================================================================================================================
Revenues (b)                                                                          $14,141    $11,671    $ 4,790      $30,602
Real estate and other fixed assets, net of accumulated depreciation                       867        779        696        2,342
Flight equipment primarily under operating leases, net of accumulated depreciation     14,438         --         --       14,438
====================================================================================================================================

                                                                                               GEOGRAPHIC SEGMENTS-1996
                                                                                  --------------------------------------------------
                                                                                                              OTHER
(in millions)                                                                     DOMESTIC(a)   FAR EAST    FOREIGN    CONSOLIDATED
====================================================================================================================================
Revenues (b)                                                                          $12,955    $10,691    $ 4,297      $27,943
Real estate and other fixed assets, net of accumulated depreciation                       811        748        564        2,123
Flight equipment primarily under operating leases, net of accumulated depreciation     13,809         --         --       13,809
====================================================================================================================================

(a)  Including general insurance operations in Canada.
(b) Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transaction and other fees, equity in income of minority-owned insurance operations and realized capital gains (losses).

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries


18.  SUMMARY OF QUARTERLY FINANCIAL INFORMATION -
     UNAUDITED

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 1998 and 1997 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown.

                                                                              THREE MONTHS ENDED
                                               -----------------------------------------------------------------------------------
                                                   MARCH 31,              JUNE 30,          SEPTEMBER 30,           DECEMBER 31,
                                               -----------------     -----------------    ------------------    ------------------
(in millions, except per share amounts)        1998        1997       1998      1997      1998(a)     1997      1998(a)      1997
==================================================================================================================================
Revenues                                       $7,689     $7,189     $8,143     $7,758     $8,399     $7,704     $9,065     $7,951
Net income                                        887        781        942        826        931        840      1,006        885
==================================================================================================================================
Net income per common share:
  Basic                                        $ 0.84     $ 0.74     $ 0.90     $ 0.78     $ 0.89     $ 0.80     $ 0.96     $ 0.84
  Diluted                                        0.84       0.74       0.89       0.78       0.89       0.79       0.95       0.84
Average shares outstanding:
  Basic                                         1,049      1,056      1,050      1,053      1,050      1,052      1,050      1,050
  Diluted                                       1,054      1,061      1,055      1,058      1,055      1,057      1,055      1,055
==================================================================================================================================

(a)  Including the operations of Transatlantic and 20th Century.


19. PRO FORMA FINANCIAL DATA - UNAUDITED

On January 1, 1999, AIG issued 187,543,737 shares of its common stock for all the outstanding common stock of SunAmerica Inc. (based on an exchange ratio of 0.855 shares of AIG common stock for each share of SunAmerica Inc. common stock). Because the merger, which will be accounted for as a pooling of interests, occurred subsequent to December 31, 1998, the historical information presented herein does not give effect to the impact of the merger.

     However, the following unaudited pro forma data summarizes the combined results of operations of AIG and SunAmerica Inc. as if the merger had been in effect for all periods presented. SunAmerica Inc. results of operations are based upon a fiscal year ended September 30 for all periods presented.

(in millions, except share amounts)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                1998              1997              1996
================================================================================
Revenues                             $35,874           $32,687           $29,415
Net income                             4,282             3,711             3,172
Earnings per share:
  Basic                                $3.51             $3.06             $2.61
  Diluted                               3.44              3.00              2.56
================================================================================

--------------------------------------------------------------------------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure within the twenty-four months ending December 31, 1998.

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

--------------------------------------------------------------------------------
PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K

     (a)  FINANCIAL STATEMENTS AND EXHIBITS.

          1. Financial Statements and Schedules. See accompanying Index to Financial Statements.

          2.   Exhibits.

               2--Plan of Acquisition, Reorganization, Arrangement, Liquidation
                  or Succession.

               3--Articles of Incorporation and By-Laws.

               4--Instruments Defining the Rights of Security Holders.

               10--Material Contracts.

               11--Computation of Earnings Per Share for the Years Ended
                   December 31, 1998, 1997, 1996, 1995 and 1994.

               12--Computation of Ratios of Earnings to Fixed Charges for the
                   Years Ended December 31, 1998, 1997, 1996, 1995 and 1994.

               21--Subsidiaries of Registrant.

               23--Consent of PricewaterhouseCoopers LLP.

               24--Power of Attorney.

               27--Financial Data Schedule.

               99--Undertakings.

     (b)  REPORTS ON FORM 8-K.

     During the three months ended December 31, 1998, one Current Report on Form 8-K, dated October 22, 1998, was filed to report AIG's Press Release, dated October 22, 1998, reporting the earnings of AIG for the quarter and nine months ended September 30, 1998.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE ISSUER HAS DULY CAUSED THIS ANNUAL REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF NEW YORK AND STATE OF NEW YORK, ON THE 31ST DAY OF MARCH, 1999.


                                             AMERICAN INTERNATIONAL GROUP, INC.


                                             By          S/S M.R. GREENBERG
                                                   -----------------------------
                                                     (M. R. Greenberg, Chairman)


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED ON THE 31ST DAY OF MARCH, 1999 AND EACH OF THE UNDERSIGNED PERSONS, IN ANY CAPACITY, HEREBY SEVERALLY CONSTITUTES M.R. GREENBERG, EDWARD E. MATTHEWS AND HOWARD I. SMITH AND EACH OF THEM, SINGULARLY, HIS TRUE AND LAWFUL ATTORNEY WITH FULL POWER TO THEM AND EACH OF THEM TO SIGN FOR HIM, AND IN HIS NAME AND IN THE CAPACITIES INDICATED BELOW, THIS ANNUAL REPORT ON FORM 10-K AND ANY AND ALL AMENDMENTS THERETO.


          SIGNATURE                                      TITLE
          ---------                                      -----

      S/S M.R. GREENBERG                       Chairman and Director
----------------------------                    (Principal Executive Officer)
      (M. R. GREENBERG)


     S/S HOWARD I. SMITH                       Executive Vice President,
----------------------------                    Chief Financial Officer,
      (HOWARD I. SMITH)                         Comptroller and Director
                                                (Principal Financial
                                                 and Accounting Officer)


   S/S M. BERNARD AIDINOFF                     Director
----------------------------
    (M. BERNARD AIDINOFF)


        S/S ELI BROAD                          Director
----------------------------
         (ELI BROAD)


      S/S PEI-YUAN CHIA                        Director
----------------------------
       (PEI-YUAN CHIA)


    S/S MARSHALL A. COHEN                      Director
----------------------------
     (MARSHALL A. COHEN)


  S/S BARBER B. CONABLE, JR                    Director
----------------------------
   (BARBER B. CONABLE, JR.)


   S/S MARTIN S. FELDSTEIN                     Director
----------------------------
    (MARTIN S. FELDSTEIN)


                                               Director
----------------------------
      (ELLEN V. FUTTER)

          SIGNATURE                                      TITLE
          ---------                                      -----

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


   S/S EDWARD E. MATTHEWS                               Director
----------------------------
    (EDWARD E. MATTHEWS)


    S/S DEAN P. PHYPERS                                 Director
----------------------------
     (DEAN P. PHYPERS)


    S/S THOMAS R. TIZZIO                                Director
----------------------------
     (THOMAS R. TIZZIO)


     S/S EDMUND S.W. TSE                                Director
----------------------------
      (EDMUND S.W. TSE)

     S/S JAY S. WINTROB                                 Director
----------------------------
     (JAY  S. WINTROB)


    S/S FRANK G. WISNER                                 Director
----------------------------
     (Frank G. Wisner)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION                                                      LOCATION
------                        -----------                                                      --------
2        Plan of acquisition, reorganization, arrangement, liquidation
         or succession .....................................................    Agreement and Plan of Merger, dated as of August
                                                                                   19, 1998, between SunAmerica Inc. and AIG,
                                                                                   incorporated herein by reference to Exhibit 2
                                                                                   to AIG's Registration Statement on Form S-4
                                                                                   (File No. 333-65441).

3(i)(a)  Restated Certificate of Incorporation of AIG ......................    Incorporated by reference to Exhibit 3(i) to
                                                                                   AIG's Annual Report on Form 10-K for the year
                                                                                   ended December 31, 1996 (File No. 1-8787).

3(i)(b)  Certificate of Amendment of Certificate of Incorporation of
         AIG, filed June 3, 1998 ...........................................    Incorporated by reference to Exhibit 3(i) to
                                                                                   AIG's Quarterly Report on Form 10-Q for the
                                                                                   quarter ended June 30, 1998 (File No.
                                                                                   1-8787).

3(i)(c)  Certificate of Merger of SunAmerica  Inc. with and into AIG,
         filed December 30, 1998 and effective  January 1, 1999 ............    Filed herewith.

3(ii)    By-laws of AIG ....................................................    Filed herewith.

4 Instruments defining the rights of security holders, including indentures

            (a)   Fiscal Agency Agreement dated as of October 1, 1984
                  between AIG and Citibank, N.A ............................    Not required to be filed.*

            (b)   Indenture dated as of July 15, 1989 between AIG and The
                  Bank of New York .........................................    Not required to be filed.*

            (c)   Subordinated Indenture, dated as of October 28, 1996,
                  between SunAmerica Inc. and The First National Bank of
                  Chicago, as Trustee ......................................    Not required to be filed.*

            (d)   Senior Indenture, dated as of April 15, 1993, between
                  SunAmerica Inc. and The First National Bank of Chicago,
                  as Trustee ...............................................    Not required to be filed.*

            (e)   Supplemental Indenture, dated as of June 28, 1993, between
                  SunAmerica Inc. and The First National Bank of Chicago, as
                  Trustee, supplementing the Senior Indenture, dated as of
                  April 15, 1993 ...........................................    Not required to be filed.*


            (f)   Supplemental Indenture, dated as of October 28, 1996,
                  between SunAmerica Inc. and The First National Bank of
                  Chicago, as Trustee, supplementing the Senior Indenture,
                  dated as of April 15, 1993 ...............................    Not required to be filed.*


            (g)   Third Supplemental Indenture, dated as of January 1, 1999, among SunAmerica Inc., AIG and The First National Bank of
                  Chicago, as Trustee, supplementing the Senior Indenture,
                  dated as of April 15, 1993 ...............................    Not required to be filed.*


            (h)   Junior Subordinated Indenture, dated as of March 15, 1995, between SunAmerica Inc. and The First National Bank of
                  Chicago, as Trustee ......................................    Not required to be filed.*


            (i)   First Supplemental Indenture, dated as of March 15, 1995,
                  between SunAmerica Inc. and The First National Bank of
                  Chicago, as Trustee, supplementing the Junior Subordinated
                  Indenture, dated as of March 15, 1995 ....................    Not required to be filed.*


            (j)   Second Supplemental Indenture, dated as of October 11,
                  1995, between SunAmerica Inc. and The First National Bank
                  of Chicago, as Trustee, supplementing the Junior
                  Subordinated Indenture dated as of March 15, 1995 ........    Not required to be filed.*

            (k)   Supplemental Indenture, dated as of October 28, 1996,
                  between SunAmerica Inc. and The First National Bank of
                  Chicago, as Trustee, supplementing the Junior Subordinated
                  Indenture, dated as of March 15, 1995 ....................    Not required to be filed.*

            (l)   Fourth Supplemental Indenture, dated as of November 13,
                  1996, between SunAmerica Inc. and The First National Bank
                  of Chicago, as Trustee, supplementing the Junior
                  Subordinated Indenture, dated as of March 15, 1995 .......    Not required to be filed.*

            (m)   Fifth Supplemental Indenture, dated as of January 1, 1999, among SunAmerica Inc., AIG and The First National Bank of
                  Chicago, as Trustee, supplementing the Junior Subordinated
                  Indenture, dated as of March 15, 1995 ....................    Not required to be filed.*

            (n)   Senior Indenture, dated as of November 15, 1991, between
                  SunAmerica Inc. (as successor in interest to Broad Inc.)
                  and Security Pacific National Bank, as Trustee ...........    Not required to be filed.*


            (o)   Tri-Party Agreement, dated as of July 1, 1993, among
                  The First National Bank of Chicago, Bank of America, NT &
                  SA and SunAmerica Inc., appointing The First National Bank of Chicago as Successor Trustee to Bank of America NT & SA
                  (as successor in interest to Security Pacific National
                  Bank), amending the Senior Indenture, dated as of November
                  15, 1991 .................................................    Not required to be filed.*


            (p)   First Supplemental Indenture, dated as of January 1, 1999, among SunAmerica Inc., AIG and The First National Bank of
                  Chicago, as Trustee, supplementing Senior Indenture, dated
                  November 15, 1991 ........................................    Not required to be filed.*


            (q)   Amended and Restated Declaration of Trust of SunAmerica
                  Capital Trust I, dated as of June 6, 1995, among
                  SunAmerica Inc. and the Trustees of the Trust ............    Not required to be filed.*


            (r)   Amended and Restated Declaration of Trust of SunAmerica
                  Capital Trust II, dated as of October 11, 1995, among
                  SunAmerica Inc. and the Trustees of the Trust ............    Not required to be filed.*

            (s)   Amended and Restated Declaration of Trust of SunAmerica
                  Capital Trust III, dated as of November 13, 1996, among
                  SunAmerica Inc. and the Trustees of the Trust ............    Not required to be filed.*

            (t)   Guarantee Agreement, dated as of October 11, 1995, between
                  SunAmerica Inc. and The Bank of New York, as Guaranty
                  Trustee, relating to the Preferred Securities of
                  SunAmerica Capital Trust II.. ............................    Not required to be filed.*

            (u)   Amendment to Guarantee, dated as of January 1, 1999, among
                  SunAmerica Inc., AIG and The Bank of New York, as Guaranty
                  Trustee, amending Guarantee Agreement, dated as of October
                  11, 1995, between SunAmerica Inc. and The Bank of New York,
                  as Guaranty Trustee ......................................    Not required to be filed.*

            (v)   Guarantee Agreement, dated as of November 13, 1996, between
                  SunAmerica Inc. and The Bank of New York, as Guaranty
                  Trustee, relating to the Preferred Securities of
                  SunAmerica Capital Trust III .............................    Not required to be filed.*


            (w)   Amendment to Guarantee, dated as of January 1, 1999, among
                  SunAmerica Inc., AIG and The Bank of New York, as Guaranty
                  Trustee, amending Guarantee Agreement, dated November 13,
                  1996, between SunAmerica Inc. and The Bank of New York,
                  as Guaranty Trustee ......................................    Not required to be filed.*

            -----------------
            *     The Registrant hereby agrees to file with the Commission
                  a copy of any instrument defining the rights of the holders of the Registrant's long-term debt upon request of the
                  Commission.

EXHIBIT
NUMBER                        DESCRIPTION                                                      LOCATION
------                        -----------                                                      --------
 9       Voting Trust Agreement                                                 None.

10       Material contracts**

            (a)   AIG 1969 Employee Stock Option Plan and
                  Agreement Form ...........................................    Filed as exhibit to AIG's Registration Statement
                                                                                   (File No. 2-44043) and incorporated herein by
                                                                                   reference.

            (b)   AIG 1972 Employee Stock Option Plan ......................    Filed as exhibit to AIG's Registration Statement
                                                                                   (File No. 2-44702) and incorporated herein by
                                                                                   reference.

            (c)   AIG 1972 Employee Stock Purchase Plan ....................    Filed as exhibit to AIG's Registration Statement
                                                                                   (File No. 2-44043) and incorporated herein by
                                                                                   reference.

            (d)   AIG 1984 Employee Stock Purchase Plan ....................    Filed as exhibit to AIG's Registration Statement
                                                                                   (File No. 2-91945) and incorporated herein by
                                                                                   reference.

            (e)   AIG1996 Employee Stock Purchase Plan .....................    Filed as exhibit to AIG's Definitive Proxy
                                                                                   Statement dated April 2, 1996 (File No.
                                                                                   1-8787) and incorporated herein by reference.

            (f)   AIG 1977 Stock Option and Stock Appreciation
                  Rights Plan ..............................................    Filed as exhibit to AIG's Registration Statement
                                                                                   (File No. 2-59317) and incorporated herein by
                                                                                   reference.

            (g)   AIG 1982 Employee Stock Option Plan ......................    Filed as exhibit to AIG's Registration Statement
                                                                                   (File No. 2-78291) and incorporated herein by
                                                                                   reference.

            (h)   AIG 1987 Employee Stock Option Plan ......................    Filed as exhibit to AIG's Definitive Proxy
                                                                                   Statement dated as of April 6, 1987 (File No.
                                                                                   0-4652) and incorporated herein by reference.

            (i)   AIG 1991 Employee Stock Option Plan ......................    Filed as exhibit to AIG's Definitive Proxy
                                                                                   Statement dated as of April 4, 1997 (File No.
                                                                                   1-8787) and incorporated herein by reference.

            (j)   AIRCO 1972 Employee Stock Option Plan ....................    Incorporated by reference to AIG's Joint Proxy
                                                                                   Statement and Prospectus (File No. 2-61994).

            (k)   AIRCO 1977 Stock Option and Stock
                  Appreciation Rights Plan .................................    Incorporated by reference to AIG's Joint Proxy
                                                                                   Statement and Prospectus (File No.2-61994).

            (l)   Purchase Agreement between AIA and
                  Mr. E.S.W. Tse. ..........................................    Incorporated by reference to Exhibit 10(l) to
                                                                                   AIG's Annual Report on Form 10-K for the year
                                                                                   ended December 31, 1997 (File No.1-8787).

            (m)   Retention and Employment Agreement between
                   AIG and Jay S. Wintrob ..................................    Filed herewith.

            (n)   SunAmerica Inc. 1988 Employee Stock Plan .................    Incorporated by reference to Exhibit 4(a) to
                                                                                   AIG's Registration Statement on Form S-8
                                                                                   (File No. 333-70069).

            (o)   SunAmerica 1997 Employee Incentive Stock Plan ............    Incorporated by reference to Exhibit 4(b) to
                                                                                   AIG's Registration Statement on Form S-8
                                                                                   (File No. 333-70069).

            (p)   SunAmerica Non-employee Directors' Stock
                  Option Plan ..............................................    Incorporated by reference to Exhibit 4(c) to
                                                                                   AIG's Registration Statement on Form S-8
                                                                                   (File No. 333-70069).


-------------
**   All material contracts are management contracts or compensatory plans or arrangements.


EXHIBIT
NUMBER                        DESCRIPTION                                                      LOCATION
------                        -----------                                                      --------
            (q)   SunAmerica 1995 Performance Stock Plan ...................    Incorporated by reference to Exhibit 4(d) to
                                                                                   AIG's Registration Statement on Form S-8
                                                                                   (File No. 333-70069).

            (r)   SunAmerica Inc. 1998 Long-Term Performance-Based
                  Incentive Plan For the Chief Executive Officer ...........    Incorporated by reference to Exhibit 4(e) to
                                                                                   AIG's Registration Statement on Form S-8
                                                                                   (File No. 333-70069).

            (s)   SunAmerica Inc. Long-Term Performance-Based Incentive
                  Plan Amended and Restated 1997 ...........................    Incorporated by reference to Exhibit 4(e) to
                                                                                   AIG's Registration Statement on Form S-8
                                                                                   (File No. 333-70069).

 11      Statement re computation of per share earnings ....................    Filed herewith.

 12      Statements re computation of ratios ...............................    Filed herewith.

 13      Annual report to security holders .................................    Not required to be filed.

 18      Letter re change in accounting principles .........................    None.

 21      Subsidiaries of the Registrant ....................................    Filed herewith.

 22      Published report regarding matters submitted to vote of
         security holders ..................................................    None.

 23      Consent of PricewaterhouseCoopers LLP .............................    Filed herewith.

 24      Power of attorney .................................................    Included on the signature page hereof.

 27      Financial Data Schedule ...........................................    Provided herewith.

 99      Undertakings by the Registrant required by Item 17 of Form S-3 and
         Item 21 of Form S-8, deemed to be incorporated by reference into
         AIG's Registration Statements on Forms S-3 and S-8 (No. 2-38768,
         No.2-44043, No. 2-45346, No. 2-51498, No. 2-59317, No. 2-61858, No.
         2-62760, No. 2-64336, No. 2-67600, No. 2-72058, No. 2-75874, No.
         2-75875, No. 2-78291, No. 2-87005, No. 2-82989, No. 2-90756, No.
         2-91945, No. 2-95589, No. 2- 97439, No. 33-8495, No. 33-13874, No.
         33-18073, No. 33-25291, No. 33-41643, No. 33-48996, No. 33-57250,
         No. 33-60327, No. 33-60827, No. 33-62821, No. 333-21365, No.
         333-48639, No. 333-58095, No. 333-70069 and No. 333-74187) ........    Filed herewith.