Form 10-Q
period 1999-03-31
AMERICAN INTERNATIONAL GROUP INC
filed 1999-05-17
CIK 5272

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

             FOR THE TRANSITION PERIOD FROM           TO

         FOR QUARTER ENDED MARCH 31, 1999 COMMISSION FILE NUMBER 1-8787

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

                       YES  [ X ]                NO  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999: 1,238,849,022.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       AMERICAN INTERNATIONAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
                                                                     (UNAUDITED)
ASSETS:
  Investments and cash:
     Fixed maturities:
       Bonds available for sale, at market value (amortized
        cost: 1999 -- $70,491; 1998 -- $63,873).............  $ 71,880       $ 66,317
       Bonds held to maturity, at amortized cost (market
        value: 1999 -- $13,353; 1998 -- $13,633)............    12,550         12,658
       Bonds trading securities, at market value (cost:
        1999 -- $996; 1998 -- $990).........................     1,017          1,005
     Equity securities:
       Common stocks (cost: 1999 -- $5,299;
        1998 -- $5,465).....................................     5,151          5,648
       Non-redeemable preferred stocks (cost: 1999 -- $594;
        1998 -- $628).......................................       595            620
     Mortgage loans on real estate, net.....................     6,756          6,702
     Policy Loans...........................................     2,660          2,626
     Collateral and guaranteed loans, net...................     2,276          2,413
     Financial services and asset management assets:
       Flight equipment primarily under operating leases,
        net of accumulated depreciation (1999 -- $2,174;
        1998 -- $2,048).....................................    17,199         16,330
       Securities available for sale, at market value (cost:
        1999 -- $10,754; 1998 -- $10,667)...................    10,788         10,674
       Trading securities, at market value..................     6,643          5,668
       Spot commodities, at market value....................       263            476
       Unrealized gain on interest rate and currency swaps,
        options and forward transactions....................     8,119          9,881
       Trading assets.......................................     4,974          6,229
       Securities purchased under agreements to resell,
          at contract value.................................     7,923          4,838
     Other invested assets..................................     9,901          8,692
     Short-term investments, at cost (approximates market
      value)................................................     6,621          6,739
     Cash...................................................       246            303
                                                              --------       --------
            Total investments and cash......................   175,562        167,819
  Investment income due and accrued.........................     1,900          1,869
  Premiums and insurance balances receivable -- net.........    12,522         11,679
  Reinsurance assets........................................    18,078         17,744
  Deferred policy acquisition costs.........................     8,427          8,081
  Investments in partially-owned companies..................       363            418
  Real estate and other fixed assets, net of accumulated
     depreciation (1999 -- $1,822; 1998 -- $1,774)..........     2,698          2,738
  Separate and variable accounts............................    22,812         18,662
  Other assets..............................................     4,708          4,666
                                                              --------       --------
            Total assets....................................  $247,070       $233,676
                                                              ========       ========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
                                                                     (UNAUDITED)
LIABILITIES:
  Reserve for losses and loss expenses......................  $ 38,459       $ 38,310
  Reserve for unearned premiums.............................    10,246         10,009
  Future policy benefits for life and accident and health
     insurance contracts....................................    29,806         29,571
  Policyholders' contract deposits..........................    40,197         33,924
  Other policyholders' funds................................     2,753          2,720
  Reserve for commissions, expenses and taxes...............     2,616          2,225
  Insurance balances payable................................     1,873          2,283
  Funds held by companies under reinsurance treaties........       818            837
  Income taxes payable:
     Current................................................       494            224
     Deferred...............................................       896          1,247
  Financial services liabilities:
     Borrowings under obligations of guaranteed investment
      agreements............................................     9,036          9,188
     Securities sold under agreements to repurchase, at
      contract value........................................     3,761          4,473
     Trading liabilities....................................     4,547          4,664
     Securities and spot commodities sold but not yet
      purchased, at market value............................     5,960          4,457
     Unrealized loss on interest rate and currency swaps,
      options and forward transactions......................     7,733          7,055
     Trust deposits and deposits due to banks and other
      depositors............................................     2,064          1,682
     Commercial paper.......................................     3,392          3,204
     Notes, bonds and loans payable.........................    15,693         15,249
  Commercial paper..........................................     1,229          1,432
  Notes, bonds, loans and mortgages payable.................     2,735          2,837
  Separate and variable accounts............................    22,812         18,662
  Minority interests........................................     1,425          1,590
  Other liabilities.........................................     6,663          6,815
                                                              --------       --------
          Total liabilities.................................   215,208        202,658
                                                              --------       --------
  Preferred shareholders' equity in subsidiary company......       895            895
                                                              --------       --------
CAPITAL FUNDS:
  Preferred stock...........................................        --            248
  Common stock, $2.50 par value; 2,000,000,000 shares
     authorized; shares issued 1999 -- 1,333,645,564;
     1998 -- 1,313,510,800..................................     3,334          3,284
  Additional paid-in capital................................     2,008          1,319
  Retained earnings.........................................    28,235         27,110
  Accumulated other comprehensive loss......................      (839)           (10)
  Treasury stock, at cost; 1999 -- 94,796,542;
     1998 -- 96,373,983 shares of common stock..............    (1,771)        (1,828)
                                                              --------       --------
          Total capital funds...............................    30,967         30,123
                                                              --------       --------
          Total liabilities and capital funds...............  $247,070       $233,676
                                                              ========       ========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                                 (UNAUDITED)
General insurance operations:
  Net premiums written......................................  $4,054     $3,381
  Change in unearned premium reserve........................    (279)      (143)
                                                              ------     ------
  Net premiums earned.......................................   3,775      3,238
  Net investment income.....................................     620        501
  Realized capital gains....................................      78         71
                                                              ------     ------
                                                               4,473      3,810
                                                              ------     ------
  Losses and loss expenses incurred.........................   2,843      2,465
  Underwriting expenses.....................................     739        649
                                                              ------     ------
                                                               3,582      3,114
                                                              ------     ------
  Operating income..........................................     891        696
                                                              ------     ------
Life insurance operations:
  Premium income............................................   2,873      2,389
  Net investment income.....................................   1,502      1,227
  Realized capital gains (losses)...........................     (21)        --
                                                              ------     ------
                                                               4,354      3,616
                                                              ------     ------
  Death and other benefits..................................   1,179        974
  Increase in future policy benefits........................   1,751      1,435
  Acquisition and insurance expenses........................     774        648
                                                              ------     ------
                                                               3,704      3,057
                                                              ------     ------
  Operating income..........................................     650        559
                                                              ------     ------
Financial services operating income.........................     251        171
Asset management operating income...........................      58         46
Equity in income of minority-owned insurance operations.....      --         26
Other realized capital losses...............................      (7)       (12)
Other income (deductions) -- net............................     (42)       (29)
                                                              ------     ------
Income before income taxes and minority interest............   1,801      1,457
                                                              ------     ------
Income taxes -- Current.....................................     378        282
               -- Deferred..................................     144        136
                                                              ------     ------
                                                                 522        418
                                                              ------     ------
Income before minority interest.............................   1,279      1,039
                                                              ------     ------
Minority interest...........................................     (80)       (29)
                                                              ------     ------
Net income..................................................  $1,199     $1,010
                                                              ======     ======
Earnings per common share:
  Basic.....................................................  $ 0.97     $ 0.83
                                                              ======     ======
  Diluted...................................................  $ 0.96     $ 0.81
                                                              ======     ======
Cash dividends per common share.............................  $0.056     $0.050
                                                              ======     ======
Average shares outstanding:
  Basic.....................................................   1,238      1,214
                                                              ------     ------
  Diluted...................................................   1,255      1,244
                                                              ------     ------

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                                 (UNAUDITED)
Cash Flows From Operating Activities:
Net Income..................................................  $ 1,199    $ 1,010
                                                              =======    =======
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Non-cash revenues, expenses, gains and losses included in
     income:
  Change in:
     General and life insurance reserves....................      829      1,009
     Premiums and insurance balances receivable and            (1,253)      (353)
      payable -- net........................................
     Reinsurance assets.....................................     (334)       (96)
     Deferred policy acquisition costs......................     (346)      (109)
     Investment income due and accrued......................      (31)       (56)
     Funds held under reinsurance treaties..................      (19)        14
     Other policyholders' funds.............................       33         20
     Current and deferred income taxes -- net...............      414        111
     Reserve for commissions, expenses and taxes............      391        179
     Other assets and liabilities -- net....................     (271)      (251)
     Trading assets and liabilities -- net..................    1,138        288
     Trading securities, at market value....................     (975)      (831)
     Spot commodities, at market value......................      213         (6)
     Net unrealized gain on interest rate and currency          2,440       (247)
      swaps, options and forward transactions...............
     Securities purchased under agreements to resell........   (3,085)    (1,802)
     Securities sold under agreements to repurchase.........     (712)     1,046
     Securities and spot commodities sold but not yet           1,503      1,007
      purchased, at market value............................
  Realized capital gains....................................      (50)       (59)
  Equity in income of partially-owned companies and other         (83)       (77)
     invested assets........................................
  Depreciation expenses, principally flight equipment.......      249        213
  Change in cumulative translation adjustments..............     (244)       (94)
  Other -- net..............................................      (57)        62
                                                              -------    -------
  Total Adjustments.........................................     (250)       (32)
                                                              -------    -------
Net cash provided by operating activities...................  $   949    $   978
                                                              =======    =======

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                                 (IN MILLIONS)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                1999          1998
                                                              --------    ------------
                                                                    (UNAUDITED)
Cash Flows From Investing Activities:
  Cost of fixed maturities, at amortized cost matured or
     redeemed...............................................  $    228      $   329
  Cost of bonds, at market sold.............................    12,816        6,723
  Cost of bonds, at market matured or redeemed..............     2,783        2,120
  Cost of equity securities sold............................     1,093          691
  Realized capital gains....................................        50           59
  Purchases of fixed maturities.............................   (22,242)      (9,397)
  Purchases of equity securities............................      (901)        (655)
  Mortgage, policy and collateral loans granted.............    (1,334)        (493)
  Repayments of mortgage, policy and collateral loans.......     1,382          413
  Sales of securities available for sale....................     1,600        1,669
  Maturities of securities available for sale...............       219        1,356
  Purchases of securities available for sale................    (1,893)      (1,640)
  Sales of flight equipment.................................        53          278
  Purchases of flight equipment.............................    (1,079)      (1,037)
  Net additions to real estate and other fixed assets.......       (51)         (64)
  Sales or distributions of other invested assets...........       898          665
  Investments in other invested assets......................    (2,101)      (1,795)
  Change in short-term investments..........................       118         (352)
  Investments in partially-owned companies..................        47           (7)
                                                              --------      -------
Net cash used in investing activities.......................    (8,314)      (1,137)
                                                              --------      -------
Cash Flows From Financing Activities:
  Change in policyholders' contract deposits................     6,273           62
  Change in trust deposits and deposits due to banks and
     other depositors.......................................       383         (182)
  Change in commercial paper................................       (15)         562
  Proceeds from notes, bonds, loans and mortgages payable...     2,870        1,323
  Repayments on notes, bonds, loans and mortgages payable...    (2,531)      (1,668)
  Proceeds from guaranteed investment agreements............       290        1,200
  Maturities of guaranteed investment agreements............      (442)        (996)
  Proceeds from common stock issued.........................       129           12
  Cash dividends to shareholders............................       (69)         (75)
  Acquisition of treasury stock.............................       (26)         (23)
  Proceeds from redemption of Premium Equity Redemption
     Cumulative Security Units..............................       431           --
  Other -- net..............................................        15            2
                                                              --------      -------
Net cash provided by financing activities...................     7,308          217
                                                              --------      -------
Change in cash..............................................       (57)          58
Cash at beginning of period.................................       303           87
                                                              --------      -------
Cash at end of period.......................................  $    246      $   145
                                                              ========      =======

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN MILLIONS)

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
                                                                (UNAUDITED)
Net income..................................................  $1,199    $1,010
Other comprehensive income:
  Unrealized appreciation (depreciation) of
     investments -- net of reclassification adjustments.....    (908)      400
     Deferred income tax benefit (expense) on changes.......     325      (134)
  Foreign currency translation adjustments..................    (243)      (93)
     Applicable income tax (expense) benefit on changes.....      (3)       11
                                                              ------    ------
Other comprehensive (loss) income...........................    (829)      184
                                                              ------    ------
Comprehensive income........................................  $  370    $1,194
                                                              ======    ======

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                  (UNAUDITED)

a)  On January 1, 1999 (the merger date), American International Group, Inc.
    (AIG) issued 187.5 million shares of its common stock in exchange for all the outstanding common stock and Class B stock of SunAmerica Inc. (SunAmerica) based on an exchange ratio of 0.855 shares of AIG common stock for each share of SunAmerica stock. Because of the merger, which was accounted for as a pooling of interests, all prior historical financial information presented herein has been restated to include SunAmerica. Commencing as of the merger date, SunAmerica's prospective operations are presented on a calendar year ending December 31. Prior to the merger, SunAmerica reported its operations on a fiscal year ending September 30. For the period October 1, 1998 through December 31, 1998, SunAmerica's revenues were $318 million, operating income was $52 million and net income was $29 million; dividends distributed were $33 million. Thus, the net change in SunAmerica's retained earnings was a decrease of $4 million. The change in accumulated other comprehensive income was a decline of $94 million.

    The following is a reconciliation of the individual company results to the combined results for the three month period ended March 31, 1998: (in millions)

                                                        AIG     SUNAMERICA   TOTAL
                                                       ------   ----------   ------
Revenues.............................................  $7,689      $588      $8,277
Net income...........................................  $  886      $124      $1,010

b) These statements are unaudited. In the opinion of management, all adjustments consisting of normal recurring accruals have been made for a fair presentation of the results shown. For further information, refer to the Annual Report on Form 10-K of AIG for the year ended December 31, 1998 and Form 10-K of SunAmerica Inc. for the year ended September 30, 1998.

c) Earnings per share of AIG are based on the weighted average number of common shares outstanding during the period, retroactively adjusted to reflect all stock splits.

    Cash dividends per common share reflect the adjustment for a common stock split in the form of a 50 percent common stock dividend paid July 31, 1998. The quarterly dividend rate per common share, commencing with the dividend paid September 18, 1998 is $0.056.

d) Cash flow information for the three month periods ended March 31, 1999 and 1998 is as follows:

                                                              1999     1998
                                                              -----    -----
(i)                                                           (IN MILLIONS)
Income taxes paid...........................................  $242     $313
Interest paid...............................................  $474     $392

    (ii) On December 31, 1998, SunAmerica's life operations acquired through a reinsurance transaction a block of financial and investment type life products which substantially increased policyholders' contract deposits and invested assets.

e)  Segment Information:

    The following table summarizes the operations by major operating segment for the three month periods ended March 31, 1999 and 1998:

                                                              OPERATING SEGMENTS
                                                              ------------------
                                                               1999        1998
                                                              ------      ------
                                                                (IN MILLIONS)
Revenues(1):
  General Insurance.........................................  $4,473      $3,810
  Life Insurance............................................   4,354       3,616
  Financial Services........................................     789         674
  Asset Management..........................................     216         163
  Other.....................................................      (7)         14
                                                              ------      ------
    Total...................................................  $9,825      $8,277
                                                              ======      ======
Operating income:
  General Insurance.........................................  $  891      $  696
  Life Insurance............................................     650         559
  Financial Services........................................     251         171
  Asset Management..........................................      58          46
  Other.....................................................     (49)        (15)
                                                              ------      ------
    Total...................................................  $1,801      $1,457
                                                              ======      ======

    -------------------

    (1) Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transactions and other fees, asset management commissions and other fees, equity in income of minority-owned insurance operations and realized capital gains (losses).

    The following table summarizes AIG's general insurance operations by major reporting group for the three month periods ended March 31, 1999 and 1998:

                                                              GENERAL INSURANCE
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                                (IN MILLIONS)
Revenues:
  Domestic Brokerage Group..................................  $2,426     $2,334
  Foreign General...........................................   1,430      1,148
  Other.....................................................     617        328
                                                              ------     ------
    Total...................................................  $4,473     $3,810
                                                              ======     ======
Operating income before realized capital gains(1):
  Domestic Brokerage Group..................................  $  430     $  335
  Foreign General...........................................     252        209
  Other.....................................................     131         81
                                                              ------     ------
    Total...................................................  $  813     $  625
                                                              ======     ======

    -------------------

    (1) Realized capital gains are not deemed to be an integral part of AIG's general insurance operations' internal reporting groups.

    The following table summarizes AIG's life insurance operations by major reporting group for the three month periods ended March 31, 1999 and 1998:

                                                               LIFE INSURANCE
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
                                                               (IN MILLIONS)
Revenues:
  American International Assurance Company Ltd. and Nan Shan
    Life Insurance Company, Ltd. ...........................  $1,925    $1,636
  American Life Insurance Company...........................   1,275       999
  Domestic Life.............................................   1,052       897
  Other.....................................................     102        84
                                                              ------    ------
    Total...................................................  $4,354    $3,616
                                                              ======    ======

                                                               LIFE INSURANCE
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
                                                               (IN MILLIONS)
Operating income before realized capital gains(1):
  American International Assurance Company Ltd. and Nan Shan
    Life Insurance Company, Ltd. ...........................  $  263    $  219
  American Life Insurance Company...........................     165       143
  Domestic Life.............................................     229       182
  Other.....................................................      14        15
                                                              ------    ------
    Total...................................................  $  671    $  559
                                                              ======    ======

    -------------------

    (1) Realized capital gains are not deemed to be an integral part of AIG's life insurance operations' internal reporting groups.
    The following table summarizes AIG's financial services operations by major reporting group for the three month periods ended March 31, 1999 and 1998:

                                                                FINANCIAL
                                                                 SERVICES
                                                              --------------
                                                              1999     1998
                                                              -----    -----
                                                              (IN MILLIONS)
Revenues:
  International Lease Finance Corporation ..................  $512     $461
  AIG Financial Products Corp. .............................   168      116
  AIG Trading Group Inc. ...................................    64       77
  Other.....................................................    45       20
                                                              ----     ----
    Total...................................................  $789     $674
                                                              ====     ====
Operating income:
  International Lease Finance Corporation ..................  $133     $104
  AIG Financial Products Corp. .............................   101       68
  AIG Trading Group Inc. ...................................    39       22
  Other.....................................................   (22)     (23)
                                                              ----     ----
    Total...................................................  $251     $171
                                                              ====     ====

f) Statement of Accounting Standards No. 130 "Comprehensive Income" (FASB 130) establishes standards for reporting comprehensive income and its components as part of capital funds. The reclassification adjustment with respect to available for sale securities was $50 million.

g) Derivatives Accounting Policy: AIG Financial Products Corp. and its subsidiaries (AIGFP) and AIG Trading Group Inc. and its subsidiaries (AIGTG) enter into future, forward, swap and option derivative transactions. These transactions are marked to market. With the exception of the derivatives used in market hedging activities with respect to securities available for sale, at market, the marks to market on all such other derivative transactions are recognized in income currently. The mark to market with respect to derivatives which hedge the market movements of securities available for sale, at market is recognized as a component of unrealized appreciation of investments, net of taxes. When the underlying security is sold, the loss or gain resulting from the hedging derivative transaction is recognized as income in that same period.

h) In June 1998, FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FASB
    133). This statement requires AIG to recognize all derivatives in the consolidated balance sheet measuring these derivatives at fair value. The recognition of the changes in the fair value of a derivative depends on a number of factors, including the intended use of the derivative. AIGTG and AIGFP present, in all material respects, the changes in fair value of their derivative transactions as a component of AIG's operating income. AIG is evaluating the impact of FASB 133 with respect to derivative transactions entered into by other AIG operations. AIG believes that the impact of FASB 133 on its results of operations, financial condition or liquidity will not be significant. FASB 133 is effective for the year commencing January 1, 2000.

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

     AIG's Foreign General insurance group accepts risks primarily underwritten through American International Underwriters (AIU), a marketing unit consisting of wholly owned agencies and insurance entities. The Foreign General insurance group also includes business written by AIG's foreign-based insurance subsidiaries for their own accounts. The Foreign General group uses various marketing methods to write both business and personal lines insurance with certain refinements for local laws, customs and needs. AIU operates in over 70 countries in Asia, the Pacific Rim, Europe, Africa, Middle East and Latin America. Transatlantic's foreign operations are included in this group. (See also Note (e) of Notes to Financial Statements.)

General insurance operations for the three month periods ending March 31, 1999 and 1998 were as follows:

(in millions)
------------------------------------------------------

                                       1999        1998
-------------------------------------------------------
Net premiums written:
  Domestic                           $2,672      $2,267
  Foreign                             1,382       1,114
-------------------------------------------------------
Total                                $4,054      $3,381
-------------------------------------------------------
Net premiums earned:
  Domestic                           $2,474      $2,166
  Foreign                             1,301       1,072
-------------------------------------------------------
Total                                $3,775      $3,238
-------------------------------------------------------
Adjusted underwriting profit:
  Domestic                           $   55      $    9
  Foreign                               138         115
-------------------------------------------------------
Total                                $  193      $  124
-------------------------------------------------------
Net investment income:
  Domestic                           $  506      $  407
  Foreign                               114          94
-------------------------------------------------------
Total                                $  620      $  501
-------------------------------------------------------
Operating income before realized
  capital gains:
  Domestic                           $  561      $  416
  Foreign                               252         209
-------------------------------------------------------
Total                                   813         625
Realized capital gains                   78          71
-------------------------------------------------------
Operating income                     $  891      $  696
-------------------------------------------------------

     During the first three months of 1999, the net premiums written and net premiums earned in AIG's general insurance operations increased 19.9 percent and
16.6 percent, respectively, from those of 1998.

     The commercial insurance market remains highly competitive and excessively capitalized. DBG has been able to sustain growth in various specialty markets. However, DBG has also non-renewed certain of its policies where underwriting and pricing standards could not be achieved.

     Domestic growth was primarily achieved through the growth in the personal auto insurance segment of Personal Lines.

     Foreign general insurance operations produced 34.1 percent of the general insurance net premiums written in the first three months of 1999 and 33.0 percent in the same period of 1998. The Far East operations were the major source of this growth.

     Net premiums written are initially deferred and earned based upon the terms of the underlying policies. The net unearned premium reserve constitutes deferred revenues which are generally earned ratably over the policy period. Thus, the net unearned premium reserve is not fully recognized as net premiums earned until the end of the policy period.

     The statutory general insurance ratios were as follows:
------------------------------------------------------

                                       1999        1998
-------------------------------------------------------
Consolidated:
  Loss Ratio                          75.30       76.12
  Expense Ratio                       19.98       19.95
-------------------------------------------------------
Combined Ratio                        95.28       96.07
-------------------------------------------------------

     Adjusted underwriting profit (operating income less net investment income and realized capital gains) represents statutory underwriting profit adjusted primarily for changes in deferred policy acquisition costs. The adjusted underwriting profits were $193 million in the first three months of 1999 and $124 million in the same period of 1998.

     There were no catastrophe losses in the first three months of 1999 or the first three months of 1998.

     AIG's ability to maintain its combined ratio below 100 is primarily attributable to the profitability of AIG's foreign general insurance operations and AIG's emphasis on maintaining its disciplined underwriting, especially in the domestic specialty markets. In addition, AIG does not seek net premium growth where rates do not adequately reflect its assessment of exposures.

     General insurance net investment income in the first three months of 1999 increased 23.7 percent when compared to the same period of 1998. The growth in net investment income in 1999 was primarily attributable to new cash flow for investment. The new cash flow was generated from net general insurance operating cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     General insurance realized capital gains were $78 million in the first three months of 1999 and $71 million in 1998. These realized gains resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

     General insurance operating income in the first three months of 1999 increased 28.0 percent when compared to the same period of 1998. The contribution of general insurance operating income to income before income taxes and minority interest was 49.5 percent in 1999 compared to 47.8 percent in 1998.

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

     AIG's general reinsurance assets amounted to $17.95 billion and resulted from AIG's reinsurance arrangements. Thus, a credit exposure existed at March 31, 1999 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 1998, approximately 50 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances were collateralized. The remaining 50 percent of the general reinsurance assets were from authorized reinsurers and over 93 percent of such balances are from reinsurers rated A-(excellent) or better, as rated by A.M. Best. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Through March 31, 1999, these distribution percentages have not significantly changed.

     AIG's provision for estimated unrecoverable reinsurance has not changed significantly from December 31, 1998 when AIG had allowances for unrecoverable reinsurance approximating $100 million. At that date, and prior to this allowance, AIG had no significant reinsurance recoverables from any individual reinsurer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

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

     At March 31, 1999, the consolidated general reinsurance assets of $17.95 billion include reinsurance recoverables for paid losses and loss expenses of $2.0 billion and $13.74 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently. It is AIG's belief that the ceded reserves at March 31, 1999 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

     At March 31, 1999, general insurance reserves for losses and loss expenses (loss reserves) amounted to $38.46 billion. These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses and minor amounts of discounting related to certain workers' compensation claims. At March 31, 1999, general insurance net loss reserves increased $96 million to $24.71 billion. These loss reserves represent loss reserves reduced by reinsurance recoverable, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at March 31, 1999. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on such future results of operations.

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

     Estimation of net losses for short tail business is less complex than for long tail casualty lines. Loss cost trends for many property lines can generally be assumed to be similar to the growth in exposure of such lines. For example, if the fire insurance cover-age remained proportional to the actual value of the property, the growth in property's exposure to fire loss can be approximated by the amount of insurance purchased.

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

     In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims with the same degree of reliability as is the case for other types of claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by the changes in Superfund and waste dump site coverage issues. Although the estimated liabilities for these claims are subject to a significantly greater margin of error than for other claims, the reserves carried for these claims at March 31, 1999 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. (See the previous discussion on reinsurance collectibility herein.)

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

     A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at March 31, 1999 and 1998 was as follows:

(in millions)
------------------------------------------------------------
                                   1999            1998
                               -------------   -------------
                               GROSS    Net    Gross    Net
------------------------------------------------------------
Asbestos:
Reserve for losses and loss
  expenses at beginning of
  year                         $  964   $259   $  842   $195
Losses and loss expenses
  incurred                        170     22       80      6
Losses and loss expenses paid     (62)   (12)     (74)    (8)
------------------------------------------------------------
Reserve for losses and loss
  expenses at end of period    $1,072   $269   $  848   $193
------------------------------------------------------------
Environmental:
Reserve for losses and loss
  expenses at beginning of
  year                         $1,536   $604   $1,467   $593
Losses and loss expenses
  incurred                         10      7       89     41
Losses and loss expenses paid     (43)   (17)     (68)   (24)
------------------------------------------------------------
Reserve for losses and loss
  expenses at end of period    $1,503   $594   $1,488   $610
------------------------------------------------------------
Combined:
Reserve for losses and loss
  expenses at beginning of
  year                         $2,500   $863   $2,309   $788
Losses and loss expenses
  incurred                        180     29      169     47
Losses and loss expenses paid    (105)   (29)    (142)   (32)
------------------------------------------------------------
Reserve for losses and loss
  expenses at end of period    $2,575   $863   $2,336   $803
------------------------------------------------------------

     The gross and net IBNR included in the aforementioned reserve for losses and loss expenses at March 31, 1999 and December 31, 1998 were estimated as follows:

(in millions)
------------------------------------------------------

                                     1999           1998
                                 ------------   -------------
                                 GROSS   Net    Gross    Net
-------------------------------------------------------------
Combined                         $966    $346   $  979   $359
-------------------------------------------------------------

     A summary of asbestos and environmental claims count activity for the three month periods ended March 31, 1999 and 1998 was as follows:

---------------------------------------------------------------------------------------------------------------------
                                                        1999                                     1998
                                         -----------------------------------      -----------------------------------
                                         ASBESTOS   ENVIRONMENTAL   Combined      Asbestos   Environmental   Combined
---------------------------------------------------------------------------------------------------------------------
Claims at beginning of year               6,388        16,560        22,948        6,150        17,422        23,572
Claims during period:
  Opened                                    426           778         1,204          249           880         1,129
  Settled                                   (27)         (135)         (162)         (18)         (154)         (172)
  Dismissed or otherwise resolved          (290)       (1,447)       (1,737)        (179)       (1,316)       (1,495)
---------------------------------------------------------------------------------------------------------------------
Claims at end of period                   6,497        15,756        22,253        6,202        16,832        23,034
---------------------------------------------------------------------------------------------------------------------

     The average cost per claim settled, dismissed or otherwise resolved for the three month periods ended March 31, 1999 and 1998 was as follows:

------------------------------------------------------
------------------------------------------------------

                              1999                     1998
                       -------------------      -------------------
                        GROSS        Net         Gross        Net
-------------------------------------------------------------------
Asbestos               $195,000    $39,400      $373,600    $41,600
Environmental            27,100     10,600        46,700     16,300
Combined                 55,100     15,400        85,400     19,300
-------------------------------------------------------------------

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

     AIG's survival ratios for involuntary asbestos and environmental claims, separately and combined, were based upon a three year average payment. These ratios at March 31, 1999 and 1998 were as follows:

------------------------------------------------------

                            1999                1998
                       --------------      --------------
                       GROSS     Net       Gross     Net
---------------------------------------------------------
Involuntary survival
  ratios:
Asbestos                 2.3      3.9        2.2      3.8
Environmental           13.0     13.1       15.8     16.4
Combined                 4.9      8.2        5.3      9.7
---------------------------------------------------------

     AIG's operations are negatively impacted under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company's future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits for 1998 was $16 million. Based upon current information, AIG does not anticipate that its net assessment will be significantly different in 1999.

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

     AIG's three principal overseas life operations are American Life Insurance Company (ALICO), American International Assurance Company, Limited together with American International Assurance Company (Bermuda) Limited (AIA) and Nan Shan Life Insurance Company, Ltd. (Nan Shan). ALICO is incorporated in Delaware and all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in approximately 50 countries located in Europe, Africa, Latin America, the Caribbean, the Middle East, and the Far East, with Japan being the largest territory. AIA operates primarily in Hong Kong, Singapore, Malaysia and Thailand. Nan Shan operates in Taiwan. AIG's domestic life operations are comprised of two separate operations, AIG's domestic life companies and the life insurance subsidiaries of SunAmerica Inc. (SunAmerica). Both of these operations sell primarily financial and investment type products. (See also Note (e) of Notes to Financial Statements.)

     Life insurance operations for the three month periods ending March 31, 1999 and 1998 were as follows:

(in millions)
------------------------------------------------------

                                       1999       1998
--------------------------------------------------------
Premium income:
  Domestic                           $    223   $    199
  Foreign                               2,650      2,190
--------------------------------------------------------
Total                                $  2,873   $  2,389
--------------------------------------------------------
Net investment income:
  Domestic                           $    843   $    697
  Foreign                                 659        530
--------------------------------------------------------
Total                                $  1,502   $  1,227
--------------------------------------------------------
Operating income before realized
  capital gains (losses):
  Domestic                           $    229   $    182
  Foreign                                 442        377
--------------------------------------------------------
Total                                     671        559
Realized capital gains (losses)           (21)        --
--------------------------------------------------------
Operating income                     $    650   $    559
--------------------------------------------------------
Life insurance in-force:*
  Domestic                           $100,579   $ 65,705
  Foreign                             440,026    437,944
--------------------------------------------------------
Total                                $540,605   $503,649
--------------------------------------------------------

* Amounts presented were as at March 31, 1999 and December 31, 1998, respectively.

     AIG's life premium income during the first three months of 1999 represented a 20.3 percent increase from the same period in 1998. Foreign life operations produced 92.2 percent and 91.7 percent of the life premium income in 1999 and 1998, respectively.

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

     Life insurance net investment income increased 22.4 percent during the first three months of 1999. The growth in net investment income was primarily attributable to both foreign and domestic operations new cash flow for investment. The new cash flow was generated from life insurance operations and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     Life insurance realized capital losses were $21 million in 1999, compared to realized capital gains of $138 thousand in 1998. These realized gains and losses resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

     Life insurance operating income during the first three months of 1999 increased 16.3 percent to $650 million. Excluding realized capital gains and losses from life insurance operating income, the percent increase would be 20.2. The contribution of life insurance operating income to income before income taxes and minority interest amounted to 36.1 percent during the first three months of 1999 compared to 38.4 percent in the same period of 1998.

     The risks associated with the traditional life and accident and health products are underwriting risk and investment risk. The risk associated with the financial and investment contract products is investment risk.

     Underwriting risk represents the exposure to loss resulting from the actual policy experience adversely emerging in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses. AIG's life companies limit their maximum underwriting exposure on traditional life insurance of a single life to approximately one million dollars of coverage by using yearly renewable term reinsurance. The life insurance operations have not entered into assumption reinsurance transactions or surplus relief transactions during the two year period ended March 31, 1999.

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

     The asset-liability relationship is appropriately managed in AIG's foreign operations, as it has been throughout AIG's history, even though certain territories lack qualified long-term investments or there are investment restrictions imposed by the local regulatory authorities. For example, in Japan and several Southeast Asia territories, the duration of the investments is often for a shorter period than the effective maturity of the related policy liabilities. Therefore, there is a risk that the reinvestment of the proceeds at the maturity of the investments may be at a yield below that of the interest required for the accretion of the policy liabilities. Additionally, there exists a future investment risk that is associated with certain policies which have future premium receipts. That is, the investment of these future premium receipts may be at a yield below that required to meet future policy liabilities. At December 31, 1998, the average duration of the investment portfolio in Japan was 5.6 years. With respect to the investment of the future premium receipts the average duration is estimated to be 6.1 years. These durations compare with an estimated average duration of 8.7 years for the corresponding policy liabilities. These durations have not changed significantly during 1999. To maintain an adequate yield to match the interest necessary to support future policy liabilities, constant management focus is required to reinvest the proceeds of the maturing securities and to invest the future premium receipts without sacrificing investment quality. To the extent permitted under local regulation, AIG may invest in qualified longer-term securities outside Japan to achieve a closer matching in both duration and the required yield. AIG is able to manage any asset-liability duration difference through maintenance of sufficient global liquidity and to support any operational shortfall through its international financial network. Domestically, active monitoring assures appropriate asset-liability matching as there are investments available to match the duration and the required yield. (See also the discussion under "Liquidity" herein.)

     AIG uses asset-liability matching as a management tool to determine the composition of the invested assets and marketing strategies. As a part of these strategies, AIG may determine that it is economically advantageous to be temporarily in an unmatched position due to anticipated interest rate or other economic changes.

Financial Services Operations

AIG's financial services subsidiaries engage in diversified financial products and services including premium financing, banking services and consumer finance services.

     International Lease Finance Corporation (ILFC) engages primarily in the acquisition of new and used commercial jet aircraft and the leasing and remarketing of such aircraft to airlines around the world. (See also Note (e) of Notes to Financial Statements.)

     AIG Financial Products Corp. and its subsidiaries (AIGFP) structure financial transactions, including long-dated interest rate and currency swaps and structures borrowings through notes, bonds and guaranteed investment agreements. (See also Note (e) of Notes to Financial Statements.)

     AIG Trading Group Inc. and its subsidiaries (AIGTG) engage in various commodities trading, foreign exchange trading, interest rate swaps and market making activities. (See also Note (e) of Notes to Financial Statements.)

     Financial services operations for the three month periods ending March 31, 1999 and 1998 were as follows:

(in millions)
------------------------------------------------------

                                           1999    1998
-------------------------------------------------------
Revenues:
International Lease Finance Corporation    $512    $461
AIG Financial Products Corp.*               168     116
AIG Trading Group Inc.*                      64      77
Other                                        45      20
-------------------------------------------------------
Total                                      $789    $674
-------------------------------------------------------
Operating income:
International Lease Finance Corporation    $133    $104
AIG Financial Products Corp.                101      68
AIG Trading Group Inc.                       39      22
Other, including intercompany adjustments   (22)    (23)
-------------------------------------------------------
Total                                      $251    $171
-------------------------------------------------------

* Represents net trading revenues.

     Financial services operating income increased 46.5 percent in the first three months of 1999 over 1998.

     Financial services operating income represented 13.9 percent of AIG's income before income taxes and minority interest in the first three months of 1999. This compares to 11.7 percent in the same period of 1998.

     ILFC generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in the first three months of 1999 increased
11.1 percent from 1998. The revenue growth resulted primarily from the increase in flight equipment available for operating lease and the increase in the relative cost of the leased fleet. Approximately 20 percent of ILFC's operating lease revenues are derived from U.S. and Canadian airlines. During the first three months of 1999, operating income increased 28.7 percent from 1998. The composite borrowing rates at the end of the first three months of 1999 and 1998 were 5.90 percent and 6.29 percent, respectively. (See also the discussions under "Capital Resources" and "Liquidity" herein and Note (e) of Notes to Financial Statements.)

     ILFC is exposed to loss through non-performance of aircraft lessees, through owning aircraft which it would be unable to sell or re-lease at acceptable rates at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At March 31, 1999, there were 343 aircraft subject to operating leases and there were four aircraft off lease. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     AIGFP participates in the derivatives dealer market conducting, primarily as principal, an interest rate, currency, equity and credit derivative products business. AIGFP also enters into structured transactions including long-dated forward foreign exchange contracts, option transactions, liquidity facilities and investment agreements and invests in a diversified portfolio of securities. AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than from speculative transactions. Revenues in the first three months of 1999 increased 44.8 percent from the same period of 1998. During the first three months of 1999, operating income increased 48.5 percent from the same period of 1998. As AIGFP is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein and Note (e) of Notes to Financial Statements.)

     AIGTG derives a substantial portion of their revenues from market making and trading activities, as principals, in foreign exchange, interest rates and precious and base metals. Revenues in the first three months of 1999 decreased
16.8 percent from the same period of 1998. During the first three months of 1999, operating income increased 76.1 percent from the same period of 1998. As AIGTG is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance or for comparing revenues to operating income. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein and Note (e) of Notes to Financial Statements.)

Asset Management Operations

     AIG's asset management operations offer a wide variety of investment vehicles and services, including variable annuities, mutual funds, trust services and investment asset management. Such products and services are offered to individuals and institutions both domestically and internationally.

     AIG's three principal asset management operations are SunAmerica's asset management operations (SAMCO), AIG Global Investment Group, Inc. (Global Investment) and AIG Capital Partners, Inc. (Cap Partners). SAMCO develops and sells variable annuities and other investment products, sells and manages mutual funds and provides financial and trust services. Global Investment manages invested assets of institutions, including insurance companies and pension funds, and provides custodial and other trust services. Cap Partners organizes, and manages the invested assets of institutional investment funds and may invest in such funds. Each of these subsidiary operations receive fees for investment products and services provided.

     Asset management operations for the three month periods ending March 31, 1999 and 1998 were as follows:

(in millions)
------------------------------------------------------

                                           1999    1998
-------------------------------------------------------
Revenues                                   $216    $163
Operating income                           $ 58    $ 46
-------------------------------------------------------

     These increases were primarily attributable to management of the variable annuity business by SAMCO.

     Asset management operating income in the first three months of 1999 increased 25.0 percent when compared to the same period of 1998.

     Asset management operating income represented 3.2 percent of AIG's income before income taxes and minority interest in both the first three months of 1999 and 1998.

OTHER OPERATIONS

     In the first three months of 1998, AIG's equity in income of minority-owned insurance operations was $26 million. In the first three months of 1998, the equity interest in insurance companies represented 1.8 percent of income before income taxes and minority interest. The decrease in income of minority-owned insurance operations from 1998 to 1999, resulted primarily from the consolidation of Transatlantic's and SELIC Holdings, Ltd. operations into general insurance operating results. IPC Holdings, Ltd., the remaining operation included in equity in income of minority-owned insurance operations in previous periods is now reported as a component of other income (deductions) -- net.

     Other realized capital losses amounted to $7 million and $12 million in the first three months of 1999 and 1998, respectively.

     Other income (deductions) -- net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, costs associated with the Year 2000 computer issues, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In the first three months of 1999, net deductions amounted to $42 million. In the same period of 1998, net deductions amounted to $29 million. (See also the discussion under "Recent Developments" herein.)

     Income before income taxes and minority interest amounted to $1.80 billion in the first three months of 1999 and $1.46 billion in the same period of 1998.

     In the first three months of 1999, AIG recorded a provision for income taxes of $522 million compared to the provision of $418 million in the same period of 1998. These provisions represent effective tax rates of 29.0 percent in the first three months of 1999 and 28.7 percent in the same period of 1998.

     Minority interest represents minority shareholders' equity in income of certain majority-owned consolidated subsidiaries. Minority interest amounted to $80 million and $29 million in the first three months of 1999 and 1998, respectively. The increase in 1999 from 1998 was primarily related to the minority shareholders' equity resulting when Transatlantic and 20th Century were consolidated during the third quarter of 1998.

     Net income amount to $1.20 billion in the first three months of 1999 and $1.01 billion in the same period of 1998. The increases in net income over the periods resulted from those factors described above.

CAPITAL RESOURCES

     At March 31, 1999, AIG had total capital funds of $30.97 billion and total borrowings of $32.09 billion. At that date, $28.50 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

     Total borrowings and borrowings not guaranteed or matched at March 31, 1999 and December 31, 1998 were as follows:

(in millions)
------------------------------------------------------

                                       1999       1998
--------------------------------------------------------
GIAs -- AIGFP                         $ 9,036    $ 9,188
--------------------------------------------------------
Commercial Paper:
  AIG Funding                             240        637
  ILFC(a)                               3,392      3,204
  AICCO                                   908        727
  Universal Finance Company (UFC)(a)       81         68
--------------------------------------------------------
  Total                                 4,621      4,636
--------------------------------------------------------
Medium Term Notes:
  ILFC(a)                               3,704      3,348
  AIG                                     269        239
  SunAmerica                              211        228
--------------------------------------------------------
  Total                                 4,184      3,815
--------------------------------------------------------
Notes and Bonds Payable:
  ILFC(a)                               3,937      3,825
  AIGFP                                 7,257      7,265
  AIG: Lire bonds                         159        159
       Zero coupon notes                  105        102
  SunAmerica                              863        989
--------------------------------------------------------
  Total                                12,321     12,340
--------------------------------------------------------

                                       1999       1998
--------------------------------------------------------
Loans and Mortgages Payable:
  ILFC(a)(b)                              794        811
  SPC Credit, Ltd. (SPC)(a)               564        532
  AIG Consumer Finance(a)                 252        254
  AIG                                     313        334
--------------------------------------------------------
  Total                                 1,923      1,931
--------------------------------------------------------
Total Borrowings                       32,085     31,910
--------------------------------------------------------
Borrowings not guaranteed by AIG       12,724     12,042
Matched GIA borrowings                  9,036      9,188
Matched notes and bonds
  payable -- AIGFP                      6,742      6,565
--------------------------------------------------------
                                       28,502     27,795
--------------------------------------------------------
Remaining borrowings of AIG           $ 3,583    $ 4,115
--------------------------------------------------------

(a)AIG does not guarantee or support these borrowings.
(b)Capital lease obligations.

     During the first three months of 1999, AIGFP decreased the aggregate principal amount outstanding of its notes and bonds payable to $7.26 billion. AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The funds may also be temporarily invested in securities purchased under agreements to resell. (See also the discussions under "Operational Review", "Liquidity" and "Derivatives" herein.)

     AIG Funding, Inc. (Funding), through the issuance of commercial paper, fulfills the short-term cash requirements of AIG and its non-insurance subsidiaries. Funding intends to continue to meet AIG's funding requirements through the issuance of commercial paper guaranteed by AIG. This issuance of Funding's commercial paper is subject to the approval of AIG's Board of Directors. ILFC, A.I. Credit Corp. (AICCO) and UFC, a consumer finance subsidiary in Taiwan, issue commercial paper for the funding of their own operations. AIG does not guarantee AICCO's, ILFC's or UFC's commercial paper. However, AIG has entered into an agreement in support of AICCO's commercial paper. From time to time, AIGFP may issue commercial paper, which AIG guarantees, to fund its operations. At March 31, 1999, AIGFP had no commercial paper outstanding. (See also the discussion under "Derivatives" herein.)

     AIG and Funding have entered into two syndicated revolving credit facilities (the Facilities) aggregating $1 billion. The Facilities consist of a $500 million 364 day revolving credit facility and a $500 million five year revolving credit facility. The Facilities can be used for general corporate purposes and also provide backup for AIG's commercial paper programs administered by Funding. There are currently no borrowings outstanding under either of the Facilities, nor were any borrowings outstanding as of March 31, 1999.

     At March 31, 1999, ILFC had increased the aggregate principal amount outstanding of its medium term and term notes to $7.64 billion, a net increase of $468 million, and recorded a net decline in its capital lease obligations of $17 million and a net increase in its commercial paper of $188 million. At March 31, 1999, ILFC had $2.0 billion in aggregate principal amount of debt securities registered for issuance from time to time. The proceeds of ILFC's debt financing are primarily used to purchase flight equipment, including progress payments during the construction phase. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. (See also the discussions under "Operational Review" and "Liquidity" herein.)

     During the first three months of 1999, AIG issued $30 million principal amount of Medium Term Notes and no previously issued notes matured.

     At March 31, 1999, AIG had $478 million in aggregate principal amount of debt securities registered for issuance from time to time.

     AIG's capital funds increased $844 million during the first three months of 1999. Unrealized appreciation of investments, net of taxes decreased $583 million. During the first three months of 1999, the cumulative translation adjustment loss, net of taxes increased $246 million. The changes from period to period with respect to the unrealized appreciation of investments, net of taxes was primarily impacted by the unsettled financial markets in Asia and domestic interest rates. (See also the discussion under "Operational Review" and "Liquidity" herein.) Retained earnings increased $1.13 billion, resulting from net income less dividends.

     During the period from January 1, 1999 through April 30, 1999, AIG repurchased 496,000 shares of its common stock in the open market. AIG intends to continue to buy its common shares in the open market to satisfy its obligations under various employee benefit plans.

     Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions im-posed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At March 31, 1999, there were no significant statutory or regulatory issues which would impair AIG's financial condition, results of operations or liquidity. To AIG's knowledge, no AIG company is on any regulatory or similar "watch list". (See also the discussion under "Liquidity" herein.)

     The National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company's statutory surplus to the risk inherent in its overall operations. At March 31, 1999, the adjusted capital of each of AIG's domestic general companies and of each of AIG's domestic life companies exceeded each of their RBC standards by considerable margins.

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

     At March 31, 1999, AIG's consolidated invested assets included $6.87 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first three months of 1999 amounted to $949 million.

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

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG's insurance operations generated approximately $6.5 billion in pre-tax cash flow during the first three months of 1999. Cash flow includes periodic premium collections, including policyholders' contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits, acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance investment operations generated approximately $2.1 billion in investment income cash flow during the first three months of 1999. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains net of realized capital losses. On December 31, 1998, SunAmerica acquired through a reinsurance transaction a block of financial and investment type life products which substantially increased policyholders' contract deposits and invested assets.

     In addition to the combined insurance pre-tax operating cash flow, AIG's insurance operations held $6.45 billion in cash and short-term investments at March 31, 1999. The aforementioned operating cash flow and the cash and short-term balances held provided AIG's insurance operations with a significant amount of liquidity.

     This liquidity is available, among other things, to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $17 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $23 billion of fixed income securities and marketable equity securities during the first three months of 1999.

     The following table is a summary of AIG's invested assets by significant segment, including investment income due and accrued and real estate, at March 31, 1999 and December 31, 1998:

(dollars in millions)
--------------------------------------------------------------------------------

                                                              March 31, 1999                        December 31, 1998
                                                          -----------------------                -----------------------
                                                          INVESTED       Percent                 Invested       Percent
                                                           ASSETS        of Total                 Assets        of Total
------------------------------------------------------------------------------------------------------------------------
General insurance                                         $ 38,787         21.7%                 $ 38,883         22.7%
Life insurance                                              81,128         45.3                    75,078         43.8
Financial services and asset management                     58,364         32.6                    56,619         33.1
Other                                                          725          0.4                       714          0.4
------------------------------------------------------------------------------------------------------------------------
Total                                                     $179,004        100.0%                 $171,294        100.0%
------------------------------------------------------------------------------------------------------------------------

INSURANCE INVESTED ASSETS

The following tables summarize the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at March 31, 1999 and December 31, 1998:

(dollars in millions)
--------------------------------------------------------------------------------

                                                                                                   PERCENT DISTRIBUTION
                                               GENERAL         LIFE                    PERCENT     ---------------------
              MARCH 31, 1999                  INSURANCE      INSURANCE      TOTAL      OF TOTAL    DOMESTIC     FOREIGN
------------------------------------------------------------------------------------------------------------------------
Fixed maturities:
  Available for sale, at market value(a)         $16,100        $56,654    $ 72,754      60.7%        59.3%       40.7%
  Held to maturity, at amortized cost             12,550             --      12,550      10.4        100.0          --
Equity securities, at market value(b)              3,496          1,982       5,478       4.6         52.4        47.6
Mortgage loans on real estate, policy and
  collateral loans                                    71          9,973      10,044       8.4         56.3        43.7
Short-term investments, including time
  deposits, and cash                                 815          5,637       6,452       5.4         49.2        50.8
Real estate                                          384          1,074       1,458       1.2         19.5        80.5
Investment income due and accrued                    554          1,252       1,806       1.5         55.2        44.8
Other invested assets                              4,817          4,556       9,373       7.8         85.7        14.3
------------------------------------------------------------------------------------------------------------------------
Total                                            $38,787        $81,128    $119,915     100.0%        64.0%       36.0%
------------------------------------------------------------------------------------------------------------------------

(a)Includes $1,017 of bonds trading securities, at market value.
(b)Includes $568 of preferred stock, at market value.

(dollars in millions)
--------------------------------------------------------------------------------

                                                                                                   Percent Distribution
                                               General         Life                    Percent     ---------------------
             December 31, 1998                Insurance      Insurance      Total      of Total    Domestic     Foreign
------------------------------------------------------------------------------------------------------------------------
Fixed maturities:
  Available for sale, at market value(a)         $15,939        $51,237    $ 67,176      59.0%        56.4%       43.6%
  Held to maturity, at amortized cost             12,658             --      12,658      11.1        100.0          --
Equity securities, at market value(b)              3,923          2,092       6,015       5.3         54.1        45.9
Mortgage loans on real estate, policy and
  collateral loans                                    70          9,894       9,964       8.7         55.5        44.5
Short-term investments, including time
  deposits, and cash                                 873          5,835       6,708       5.9         42.6        57.4
Real estate                                          393          1,124       1,517       1.3         18.2        81.8
Investment income due and accrued                    568          1,197       1,765       1.5         51.2        48.8
Other invested assets                              4,459          3,699       8,158       7.2         85.9        14.1
------------------------------------------------------------------------------------------------------------------------
Total                                            $38,883        $75,078    $113,961     100.0%        61.7%       38.3%
------------------------------------------------------------------------------------------------------------------------

(a)Includes $1,005 of bonds trading securities, at market value.
(b)Includes $593 of preferred stock, at market value.

     Generally, insurance regulations restrict the types of assets in which an insurance company may invest.

     With respect to fixed maturities, AIG's general strategy is to invest in high quality securities while maintaining diversification to avoid significant exposure to issuer, industry and/or country concentrations. With respect to general insurance, AIG's strategy is to invest in longer duration fixed maturities to maximize the yields at the date of purchase. With respect to life insurance, AIG's strategy is to produce cash flows required to meet maturing insurance liabilities. (See also the discussion under "Operational Review: Life Insurance Operations" herein.)

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

     At March 31, 1999, approximately 65.3 percent of the fixed maturities investments were domestic securities. Approximately 37 percent of such domestic securities were rated AAA. Approximately 12 percent were below investment grade or not rated.

     A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At March 31, 1999, approximately 15 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 14 percent were below investment grade or not rated at that date. The decline in credit worthiness results not from a change in investment policy but rather from economic turmoil, particularly in Southeast Asia. A large portion of these fixed maturity securities are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

     At March 31, 1999, approximately 17 percent of the fixed maturities portfolio was collateralized mortgage obligations (CMOs), including minor amounts with respect to commercial mortgage backed securities. Primarily all of the CMOs were investment grade and approximately 20 percent of the CMOs were backed by various U.S. government agencies. CMOs are exposed to interest rate risk as the duration and ultimate realized yield would be affected by the accelerated prepayments of the underlying mortgages.

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

     Mortgage loans on real estate, policy and collateral loans comprised 8.4 percent of AIG's insurance invested assets at March 31, 1999. AIG's insurance operations' holdings of real estate mortgages amounted to $6.24 billion of which
72.6 percent was domestic. At March 31, 1999 only a nominal amount were in default. It is AIG's practice to maintain a maximum loan to value ratio of 75 percent at loan origination. At March 31, 1999, AIG's insurance holdings of collateral loans amounted to $1.14 billion, all of which were foreign. It is AIG's strategy to enter into mortgage and collateral loans as an adjunct primarily to life insurance fixed maturity investments. AIG's policy loans increased from $2.63 billion at December 31, 1998 to $2.66 billion at March 31, 1999.

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

     AIG calculated the VaR with respect to the net fair value of each of AIG's insurance segments as of December 31, 1998 and December 31, 1997. Through March 31, 1999, the economic facts and circumstances have not significantly changed. Therefore, the VaR at December 31, 1998 was representative of a VaR at March 31, 1999. These calculations used the variance-covariance (delta-normal) methodology. These calculations also used daily historical interest and foreign currency exchange rates and equity prices in the two years ending December 31, 1998 and 1997, as applicable. The VaR model estimated the volatility of each of these rates, equity prices and the correlations among them. For interest rates, each country's yield curve was constructed using eleven separate points on this curve to model possible curve movements. Inter-country correlations were also used. The redemption experience of municipal and corporate fixed maturities and mortgage securities was taken into account as well as the use of financial modeling. Thus, the VaR measured the sensitivity of the asset and the liability portfolios of each of the aforementioned market exposures. Each sensitivity was estimated separately to capture the market exposures within each insurance segment. These sensitivities were then applied to a database, which contained both historical ranges of movements in all market factors and the correlations among them. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value at a confidence level of 95 percent for a time period of one month. At December 31, 1998 and December 31, 1997 the VaR of AIG's insurance segments was approximately $760 million and $520 million for general insurance, respectively, and $981 million and $799 million for life insurance, respectively.

     The following table presents the VaR of each component of market risk for each of AIG's insurance segments as of December 31, 1998 and December 31, 1997. VaR with respect to combined operations cannot be derived by aggregating the individual risk or segment amounts presented herein.

(in millions)
--------------------------------------------------------------------------------

                                                                  GENERAL                LIFE
                                                                 INSURANCE             INSURANCE
                                                              ---------------       ---------------
MARKET RISK                                                   1998       1997       1998       1997
---------------------------------------------------------------------------------------------------
Interest rate                                                 $232       $236       $809       $779
Currency                                                        26         26        457         85
Equity                                                         716        355        254        120
---------------------------------------------------------------------------------------------------

FINANCIAL SERVICES AND ASSET MANAGEMENT INVESTED ASSETS

     The following table is a summary of the composition of AIG's financial services and asset management invested assets at March 31, 1999 and December 31, 1998. (See also the discussions under "Operational Review: Financial Services Operations", "Operational Review: Asset Management Operations", "Capital Resources" and "Derivatives" herein.)

(dollars in millions)
--------------------------------------------------------------------------------

                                                                        1999                        1998
                                                               ----------------------      ----------------------
                                                               INVESTED      Percent       Invested      Percent
                                                                ASSETS       of Total       Assets       of Total
-----------------------------------------------------------------------------------------------------------------
Flight equipment primarily under operating leases, net of
  accumulated depreciation                                     $17,199         29.4%       $ 16,330        28.8%
Unrealized gain on interest rate and currency swaps, options
  and forward transactions                                       8,119         13.9           9,881        17.5
Securities available for sale, at market value                  10,788         18.5          10,674        18.9
Trading securities, at market value                              6,643         11.4           5,668        10.0
Securities purchased under agreements to resell, at contract
  value                                                          7,923         13.6           4,838         8.5
Trading assets                                                   4,974          8.5           6,229        11.0
Spot commodities, at market value                                  263          0.5             476         0.8
Other, including short-term investments                          2,455          4.2           2,523         4.5
-----------------------------------------------------------------------------------------------------------------
Total                                                          $58,364        100.0%       $ 56,619       100.0%
-----------------------------------------------------------------------------------------------------------------

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During the first three months of 1999, ILFC acquired flight equipment costing $1.08 billion.

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

     AIG calculated the VaR with respect to the net fair value of ILFC using the variance-covariance (delta-normal) methodology. This calculation also used daily historical interest rates for the two years ending December 31, 1998. The VaR model estimated the volatility of each of these interest rates and the correlation among them. The yield curve was constructed using eleven key points on the curve to model possible curve movements. Thus, the VaR measured the sensitivity of the assets and liabilities to the calculated interest rate exposures. These sensitivities were then applied to a database, which contained the historical ranges of movements in interest rates and the correlation among them. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value of a confidence level of 95 percent for a time period of one month. As of December 31, 1998, the VaR with respect to the aforementioned net fair value of ILFC was $9 million. Through March 31, 1999, the economic facts and circumstances have not significantly changed. Therefore, the VaR at December 31, 1998 was representative of a VaR at March 31, 1999.

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

     Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At March 31, 1999, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $304 million of these securities. There were no securities deemed below investment grade at March 31, 1999. There have been no significant downgrades through May 1, 1999. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

     AIGTG conducts, as principal, market making and trading activities in foreign exchange, interest rates and precious and base metals. AIGTG owns inventories in the commodities in which it trades and may reduce the exposure to market risk through the use of swaps, forwards, futures and option contracts. AIGTG uses derivatives to manage the economic exposure of its various trading positions and transactions from adverse movements of interest rates, foreign currency exchange rates and commodity prices. AIGTG supports its trading activities largely through trading liabilities, unrealized losses on swaps, short-term borrowings, securities sold under agreements to repurchase and securities and commodities sold, but not yet purchased. (See also the discussions under "Capital Resources" and "Derivatives" herein.)

     The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at March 31, 1999 were as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                GROSS         GROSS
                                                              UNREALIZED    UNREALIZED
                                                                GAINS         LOSSES
--------------------------------------------------------------------------------------
Securities available for sale, at market value                    $ 503          $ 469
Unrealized gain/loss on interest rate and currency swaps,
  options and forward transactions(a)(b)                          8,119          7,733
Trading assets                                                    5,491          3,479
Spot commodities, at market value                                    --             52
Trading liabilities                                                  --          2,757
Securities and spot commodities sold but not yet purchased,
  at market value                                                   372             --
--------------------------------------------------------------------------------------

(a)These amounts are also presented as the respective balance sheet amounts.
(b)At March 31, 1999, AIGTG's replacement values with respect to interest rate and currency swaps were $570 million.

     AIGFP's interest rate and currency risks on securities available for sale, at market, are managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At March 31, 1999, the unrealized gains and losses remaining after the benefit of the offsets were $43 million and $9 million, respectively.

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

     AIG calculated the VaR with respect to AIGFP and AIGTG as of December 31, 1998 and December 31, 1997. Through March 31, 1999, the economic factors and circumstances have not significantly changed. Therefore, the VaR at December 31, 1998 was representative of a VaR at March 31, 1999. These calculations used the variance-covariance (delta-normal) methodology. These calculations also used, where appropriate for each entity, daily historical interest and foreign currency exchange rates and equity/commodity prices in the two years ending December 31, 1998 and December 31, 1997, as applicable. The VaR model estimated the volatility of each of these rates, prices and the correlations among them. For interest rates, the yield curves of the United States and certain foreign countries were constructed using eleven separate points on each country's yield curve to model possible curve movements. Inter-country correlations were also used. The redemption experience of corporate fixed maturities was taken into account. Thus, the VaR measured the sensitivity of the asset and the liability portfolios of each of the market exposures. Each sensitivity was estimated separately to capture the market exposures within each entity. These sensitivities were then applied to a database, which contained both historical ranges of movements in all market factors and the correlations among them. The results depict the maximum potential loss in fair value at a confidence level of 95 percent.

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

(in millions)
--------------------------------------------------------------------------------

                                                               AIGFP(A)      AIGTG(B)
                                                              -----------   -----------
                        MARKET RISKS                          1998   1997   1998   1997
---------------------------------------------------------------------------------------
Combined                                                      $42    $24    $ 3    $ 4
Interest rate                                                  42     24      3      4
Currency                                                       --     --      2      2
Equity/Commodity                                                2     --     --     --
---------------------------------------------------------------------------------------

(a)A one month holding period was used to measure the market exposures of AIGFP.
(b)A one day holding period was used to measure the market exposures of AIGTG.

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

     The following tables provide the notional and contractual amounts of AIGFP's and AIGTG's derivative transactions at March 31, 1999 and December 31, 1998.

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

     The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at March 31, 1999 and December 31, 1998:

(in millions)
--------------------------------------------------------------------------------

                                                                        REMAINING LIFE
                                           -------------------------------------------------------------------------
                                             ONE       TWO THROUGH    SIX THROUGH    AFTER TEN    TOTAL      TOTAL
                                             YEAR      FIVE YEARS      TEN YEARS       YEARS       1999       1998
--------------------------------------------------------------------------------------------------------------------
Interest rate, currency and
  equity/commodity swaps and swaptions:
Notional amount:
  Interest rate swaps                      $ 81,886     $110,386        $57,891       $ 7,057    $257,220   $255,917
  Currency swaps                             24,455       27,417         18,484         2,628      72,984     73,894
  Swaptions and equity swaps                  5,706        5,830          5,302         1,370      18,208     15,685
--------------------------------------------------------------------------------------------------------------------
Total                                      $112,047     $143,633        $81,677       $11,055    $348,412   $345,496
--------------------------------------------------------------------------------------------------------------------
Futures and forward contracts:
Exchange traded futures contracts
  contractual amount                       $  7,819           --             --            --    $  7,819   $  8,290
--------------------------------------------------------------------------------------------------------------------
Over the counter forward contracts
  contractual amount                       $ 41,485     $     69        $    12            --    $ 41,566   $ 42,898
--------------------------------------------------------------------------------------------------------------------

     AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At March 31, 1999 and December 31, 1998, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                  NET REPLACEMENT VALUE
                                                              ------------------------------
                                                              SWAPS AND       FUTURES AND       TOTAL     TOTAL
                                                              SWAPTIONS    FORWARD CONTRACTS     1999      1998
----------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                          $2,211            $ --           $2,211    $2,360
  AA                                                            2,532             178            2,710     3,688
  A                                                             1,221              55            1,276     1,883
  BBB                                                           1,062              28            1,090     1,085
  Below investment grade                                          190              --              190       210
----------------------------------------------------------------------------------------------------------------
Total                                                          $7,216            $261           $7,477    $9,226
----------------------------------------------------------------------------------------------------------------

     At March 31, 1999 and December 31, 1998, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                  NET REPLACEMENT VALUE
                                                              ------------------------------
                                                              SWAPS AND       FUTURES AND       TOTAL     TOTAL
                                                              SWAPTIONS    FORWARD CONTRACTS     1999      1998
----------------------------------------------------------------------------------------------------------------
Non-U.S. banks                                                 $2,142            $ 99           $2,241    $2,877
Insured municipalities                                            648              --              648       784
U.S. industrials                                                  920              --              920     1,125
Governmental                                                      455              --              455       603
Non-U.S. financial service companies                              125              --              125       272
Non-U.S. industrials                                            1,219              --            1,219     1,145
Special purpose                                                   372              --              372       423
U.S. banks                                                        464             161              625       911
U.S. financial service companies                                  760               1              761       932
Supranationals                                                    111              --              111       154
----------------------------------------------------------------------------------------------------------------
Total                                                          $7,216            $261           $7,477    $9,226
----------------------------------------------------------------------------------------------------------------

     The following tables provide the contractual and notional amounts of AIGTG's derivatives portfolio at March 31, 1999 and December 31, 1998. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the March 31, 1999 balances based upon the expected timing of the future cash flows.

     The gross replacement values presented represent the sum of the estimated positive fair values of all of AIGTG's derivatives contracts at March 31, 1999 and December 31, 1998. These values do not represent the credit risk to AIGTG.

     Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss.

     The following tables present AIGTG's derivatives portfolio and the associated credit exposure, if applicable, by maturity and type of derivative at March 31, 1999 and December 31, 1998:

(in millions)
--------------------------------------------------------------------------------

                                                               REMAINING LIFE
                                              ------------------------------------------------
                                                ONE      TWO THROUGH   SIX THROUGH   AFTER TEN    TOTAL      TOTAL
                                                YEAR     FIVE YEARS     TEN YEARS      YEARS       1999       1998
--------------------------------------------------------------------------------------------------------------------
Contractual amount of futures, forwards and
  options:
  Exchange traded futures and options         $ 11,362     $ 2,561       $   79       $   --     $ 14,002   $ 11,836
--------------------------------------------------------------------------------------------------------------------
  Forwards                                    $250,662     $17,027       $1,613       $   10     $269,312   $282,157
--------------------------------------------------------------------------------------------------------------------
  Over the counter purchased options          $ 40,226     $20,318       $2,402       $2,330     $ 65,276   $ 58,860
--------------------------------------------------------------------------------------------------------------------
  Over the counter sold options(a)            $ 40,837     $20,511       $2,473       $2,180     $ 66,001   $ 58,861
--------------------------------------------------------------------------------------------------------------------
Notional amount:
  Interest rate swaps and forward rate
    agreements                                $ 57,191     $22,739       $6,764       $1,453     $ 88,147   $110,791
  Currency swaps                                 2,222       4,535          848           11        7,616      7,512
  Swaptions                                        761       5,646        2,031          218        8,656      5,766
--------------------------------------------------------------------------------------------------------------------
Total                                         $ 60,174     $32,920       $9,643       $1,682     $104,419   $124,069
--------------------------------------------------------------------------------------------------------------------
Credit exposure:
  Futures, forwards, swaptions and purchased
    options contracts and interest rate and
    currency swaps:
  Gross replacement value                     $  5,977     $ 1,903       $  394       $  109     $  8,383   $  9,791
  Master netting arrangements                   (3,340)     (1,003)        (179)         (62)      (4,584)    (5,610)
  Collateral                                      (272)        (84)         (26)          (7)        (389)      (359)
--------------------------------------------------------------------------------------------------------------------
Net replacement value(b)                      $  2,365     $   816       $  189       $   40     $  3,410   $  3,822
--------------------------------------------------------------------------------------------------------------------

(a)Sold options obligate AIGTG to buy or sell the underlying item if the option purchaser chooses to exercise. The amounts do not represent credit exposure.
(b)The net replacement values with respect to exchange traded futures and options, forward contracts and purchased over the counter options are presented as a component of trading assets in the accompanying balance sheet. The net replacement values with respect to interest rate and currency swaps are presented as a component of unrealized gain on interest rate and currency swaps, options and forward transactions in the accompanying balance sheet.

     AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At March 31, 1999 and December 31, 1998, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                 NET REPLACEMENT VALUE
                                                                -----------------------
                                                                 1999             1998
---------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                           $  326           $  462
  AA                                                             1,678            1,821
  A                                                                907            1,066
  BBB                                                              266              221
  Below investment grade                                            36               26
  Not externally rated, including exchange traded futures
    and options*                                                   197              226
---------------------------------------------------------------------------------------
Total                                                           $3,410           $3,822
---------------------------------------------------------------------------------------
Counterparty breakdown by industry:
  Non-U.S. banks                                                $1,294           $1,253
  U.S. industrials                                                 348              381
  Governmental                                                     118              184
  Non-U.S. financial service companies                             176              406
  Non-U.S. industrials                                             245              150
  U.S. banks                                                       486              593
  U.S. financial service companies                                 546              629
  Exchanges*                                                       197              226
---------------------------------------------------------------------------------------
Total                                                           $3,410           $3,822
---------------------------------------------------------------------------------------

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

     In February 1998, FASB issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FASB 132). This statement requires AIG to revise its disclosures about pension and other postretirement benefit plans and does not change the measurement or recognition of these plans. Also, FASB 132 requires additional information on changes in the benefit obligations and fair values of plan assets. AIG adopted all requirements of FASB 132 at December 31, 1998.

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

     In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This statement provides guidance for the recording of a liability for insurance-related assessments. The statement requires that a liability be recognized in certain defined circumstances. This statement was effective for the year commencing January 1, 1999 and has been adopted herein. SOP 97-3 did not have a material impact on AIG's results of operations, financial condition or liquidity.

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

     The costs associated with addressing the Year 2000 issue, including developing and implementing the above stated plans and remediating affected systems and equipment, has approximated $120 million and has been expensed as incurred. AIG estimates that the total costs of the Year 2000 remediation will approximate $175 million.

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

     The merger of SunAmerica Inc., a leading company in the retirement savings and asset accumulation business, with and into AIG was effective January 1, 1999. The transaction was treated as a pooling of interests for accounting purposes. AIG issued 0.855 shares in exchange for each share of SunAmerica Inc. stock outstanding at the effective time of the merger for an aggregate issuance of approximately 187.5 million shares.

PART II -- OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
        See accompanying Exhibit Index.

     (b) There have been no reports on Form 8-K filed during the quarter ended March 31, 1999.

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

Dated: May 14, 1999

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