Form 10-Q
period 1999-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 1999-08-13
CIK 5272

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

             FOR THE TRANSITION PERIOD FROM           TO

         FOR QUARTER ENDED JUNE 30, 1999 COMMISSION FILE NUMBER 1-8787

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

                       YES  [ X ]                NO  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999: 1,238,547,708. (Adjusting on a pro forma basis, common shares outstanding would have been 1,548,184,635 after reflecting a common stock split in the form of a 25 percent common stock dividend paid July 30, 1999.)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       AMERICAN INTERNATIONAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS:
  Investments and cash:
     Fixed maturities:
       Bonds available for sale, at market value (amortized
        cost: 1999 -- $73,840; 1998 -- $63,873).............   $ 74,088        $ 66,317
       Bonds held to maturity, at amortized cost (market
        value: 1999 -- $12,831; 1998 -- $13,633)............     12,359          12,658
       Bonds trading securities, at market value (cost:
        1999 -- $1,029; 1998 -- $990).......................      1,016           1,005
     Equity securities:
       Common stocks (cost: 1999 -- $5,411;
        1998 -- $5,465).....................................      5,739           5,648
       Non-redeemable preferred stocks (cost: 1999 -- $621;
        1998 -- $628).......................................        628             620
     Mortgage loans on real estate, net of allowance
      (1999 -- $70; 1998 -- $67)............................      7,127           6,702
     Policy Loans...........................................      2,625           2,626
     Collateral and guaranteed loans, net of allowance
      (1999 -- $73; 1998 -- $74)............................      2,262           2,413
     Financial services and asset management assets:
       Flight equipment primarily under operating leases,
        net of accumulated depreciation (1999 -- $2,288;
        1998 -- $2,048).....................................     18,072          16,330
       Securities available for sale, at market value (cost:
        1999 -- $11,462; 1998 -- $10,667)...................     11,497          10,674
       Trading securities, at market value..................      5,326           5,668
       Spot commodities, at market value....................        578             476
       Unrealized gain on interest rate and currency swaps,
        options and forward transactions....................      7,099           9,881
       Trading assets.......................................      4,512           6,229
       Securities purchased under agreements to resell,
          at contract value.................................     11,235           4,838
     Other invested assets..................................      9,749           8,692
     Short-term investments, at cost (approximates market
      value)................................................      6,253           6,739
     Cash...................................................        170             303
                                                               --------        --------
            Total investments and cash......................    180,335         167,819
  Investment income due and accrued.........................      1,960           1,869
  Premiums and insurance balances receivable, net of
     allowance (1999 -- $123; 1998 -- $105).................     12,723          11,679
  Reinsurance assets........................................     18,239          17,744
  Deferred policy acquisition costs.........................      8,764           8,081
  Investments in partially-owned companies..................        359             418
  Real estate and other fixed assets, net of accumulated
     depreciation (1999 -- $1,875; 1998 -- $1,774)..........      2,692           2,738
  Separate and variable accounts............................     25,073          18,662
  Other assets..............................................      4,874           4,666
                                                               --------        --------
            Total assets....................................   $255,019        $233,676
                                                               ========        ========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
LIABILITIES:
  Reserve for losses and loss expenses......................   $ 38,410        $ 38,310
  Reserve for unearned premiums.............................     10,458          10,009
  Future policy benefits for life and accident and health
     insurance contracts....................................     30,833          29,571
  Policyholders' contract deposits..........................     41,465          33,924
  Other policyholders' funds................................      2,855           2,720
  Reserve for commissions, expenses and taxes...............      2,801           2,225
  Insurance balances payable................................      1,847           2,283
  Funds held by companies under reinsurance treaties........        820             837
  Income taxes payable:
     Current................................................        331             224
     Deferred...............................................        908           1,247
  Financial services and asset management liabilities:
     Borrowings under obligations of guaranteed investment
      agreements............................................      8,872           9,188
     Securities sold under agreements to repurchase, at
      contract value........................................      2,965           4,473
     Trading liabilities....................................      4,393           4,664
     Securities and spot commodities sold but not yet
      purchased, at market value............................      7,071           4,457
     Unrealized loss on interest rate and currency swaps,
      options and forward transactions......................      7,356           7,055
     Trust deposits and deposits due to banks and other
      depositors............................................      1,937           1,682
     Commercial paper.......................................      3,887           3,204
     Notes, bonds and loans payable.........................     18,254          15,249
  Commercial paper..........................................        934           1,432
  Notes, bonds, loans and mortgages payable.................      2,682           2,837
  Separate and variable accounts............................     25,073          18,662
  Minority interests........................................      1,408           1,590
  Other liabilities.........................................      6,692           6,815
                                                               --------        --------
          Total liabilities.................................    222,252         202,658
                                                               --------        --------
  Preferred shareholders' equity in subsidiary company......        895             895
                                                               --------        --------
CAPITAL FUNDS:
  Preferred stock...........................................         --             248
  Common stock, $2.50 par value; 2,000,000,000 shares
     authorized; shares issued 1999 -- 1,333,645,144;
     1998 -- 1,313,510,800..................................      3,334           3,284
  Additional paid-in capital................................      2,075           1,319
  Retained earnings.........................................     29,442          27,110
  Accumulated other comprehensive income....................     (1,129)            (10)
  Treasury stock, at cost; 1999 -- 95,097,436;
     1998 -- 96,373,983 shares of common stock..............     (1,850)         (1,828)
                                                               --------        --------
          Total capital funds...............................     31,872          30,123
                                                               --------        --------
          Total liabilities and capital funds...............   $255,019        $233,676
                                                               ========        ========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                             SIX MONTHS         THREE MONTHS
                                                           ENDED JUNE 30,      ENDED JUNE 30,
                                                          ----------------    ----------------
                                                           1999      1998      1999      1998
                                                          ------    ------    ------    ------
General insurance operations:
  Net premiums written..................................  $8,245    $6,999    $4,191    $3,618
  Change in unearned premium reserve....................    (492)     (379)     (213)     (236)
                                                          ------    ------    ------    ------
  Net premiums earned...................................   7,753     6,620     3,978     3,382
  Net investment income.................................   1,237     1,003       617       502
  Realized capital gains................................     139        96        61        25
                                                          ------    ------    ------    ------
                                                           9,129     7,719     4,656     3,909
                                                          ------    ------    ------    ------
  Losses and loss expenses incurred.....................   5,787     5,040     2,944     2,575
  Underwriting expenses.................................   1,548     1,299       809       650
                                                          ------    ------    ------    ------
                                                           7,335     6,339     3,753     3,225
                                                          ------    ------    ------    ------
  Operating income......................................   1,794     1,380       903       684
                                                          ------    ------    ------    ------
Life insurance operations:
  Premium income........................................   5,857     5,005     2,984     2,616
  Net investment income.................................   3,037     2,513     1,535     1,286
  Realized capital losses...............................     (49)       (8)      (28)       (8)
                                                          ------    ------    ------    ------
                                                           8,845     7,510     4,491     3,894
                                                          ------    ------    ------    ------
  Death and other benefits..............................   2,370     2,092     1,191     1,118
  Increase in future policy benefits....................   3,514     2,882     1,763     1,447
  Acquisition and insurance expenses....................   1,575     1,375       801       727
                                                          ------    ------    ------    ------
                                                           7,459     6,349     3,755     3,292
                                                          ------    ------    ------    ------
  Operating income......................................   1,386     1,161       736       602
                                                          ------    ------    ------    ------
Financial services operating income.....................     506       375       255       204
Asset management operating income.......................     131        95        73        49
Equity in income of minority-owned insurance
  operations............................................      --        57        --        31
Other realized capital gains (losses)...................     (13)       (3)       (6)        9
Other income (deductions) -- net........................     (87)      (68)      (45)      (39)
                                                          ------    ------    ------    ------
Income before income taxes and minority interest........   3,717     2,997     1,916     1,540
                                                          ------    ------    ------    ------
Income taxes -- Current.................................     749       631       371       349
               -- Deferred..............................     342       226       198        90
                                                          ------    ------    ------    ------
                                                           1,091       857       569       439
                                                          ------    ------    ------    ------
Income before minority interest.........................   2,626     2,140     1,347     1,101
                                                          ------    ------    ------    ------
Minority interest.......................................    (150)      (54)      (70)      (25)
                                                          ------    ------    ------    ------
Net income..............................................  $2,476    $2,086    $1,277    $1,076
                                                          ======    ======    ======    ======
Earnings per common share*
  Basic.................................................  $ 1.60    $ 1.37    $ 0.83    $ 0.71
                                                          ======    ======    ======    ======
  Diluted...............................................  $ 1.58    $ 1.34    $ 0.81    $ 0.69
                                                          ======    ======    ======    ======
Cash dividends per common share*........................  $0.090    $0.080    $0.045    $0.040
                                                          ======    ======    ======    ======
Average shares outstanding*
  Basic.................................................   1,548     1,518     1,549     1,518
                                                          ------    ------    ------    ------
  Diluted...............................................   1,568     1,556     1,569     1,557
                                                          ------    ------    ------    ------

* Share information reflects an adjustment on a pro forma basis for a common stock split in the form of a 25 percent common stock dividend paid July 30, 1999.
                 See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Cash Flows From Operating Activities:
Net Income..................................................  $ 2,476    $ 2,086
                                                              =======    =======
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Non-cash revenues, expenses, gains and losses included in
     income:
  Change in:
     General and life insurance reserves....................    1,993      2,331
     Premiums and insurance balances receivable and
      payable -- net........................................   (1,480)      (934)
     Reinsurance assets.....................................     (495)       (24)
     Deferred policy acquisition costs......................     (683)      (220)
     Investment income due and accrued......................      (91)      (235)
     Funds held under reinsurance treaties..................      (17)        (5)
     Other policyholders' funds.............................      135        (16)
     Current and deferred income taxes -- net...............      448        122
     Reserve for commissions, expenses and taxes............      576        357
     Other assets and liabilities -- net....................     (281)      (165)
     Trading assets and liabilities -- net..................    1,446       (269)
     Trading securities, at market value....................      342     (1,900)
     Spot commodities, at market value......................     (102)        94
     Net unrealized gain on interest rate and currency
      swaps, options and forward transactions...............    3,083       (758)
     Securities purchased under agreements to resell........   (6,397)    (3,140)
     Securities sold under agreements to repurchase.........   (1,508)     1,988
     Securities and spot commodities sold but not yet
      purchased, at market value............................    2,614      1,809
  Realized capital gains....................................      (77)       (84)
  Equity in income of partially-owned companies and other
     invested assets........................................     (176)      (146)
  Depreciation expenses, principally flight equipment.......      516        438
  Change in cumulative translation adjustments..............     (279)      (132)
  Other -- net..............................................       85         58
                                                              -------    -------
  Total Adjustments.........................................     (348)      (831)
                                                              -------    -------
Net cash provided by operating activities...................  $ 2,128    $ 1,255
                                                              =======    =======

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                   SIX MONTHS
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Cash Flows From Investing Activities:
  Cost of fixed maturities, at amortized cost matured or
    redeemed................................................  $    469    $    632
  Cost of bonds, at market sold.............................    18,878      12,722
  Cost of bonds, at market matured or redeemed..............     3,385       4,043
  Cost of equity securities sold............................     1,731       1,266
  Realized capital gains....................................        77          84
  Purchases of fixed maturities.............................   (32,272)    (19,206)
  Purchases of equity securities............................    (1,684)     (1,232)
  Mortgage, policy and collateral loans granted.............    (2,224)     (1,261)
  Repayments of mortgage, policy and collateral loans.......     1,953       1,047
  Sales of securities available for sale....................     3,042       2,099
  Maturities of securities available for sale...............       690       1,819
  Purchases of securities available for sale................    (4,509)     (2,476)
  Sales of flight equipment.................................       242         381
  Purchases of flight equipment.............................    (2,310)     (2,259)
  Net additions to real estate and other fixed assets.......      (143)       (149)
  Sales or distributions of other invested assets...........     1,689       1,312
  Investments in other invested assets......................    (2,634)     (2,600)
  Change in short-term investments..........................       486        (430)
  Investments in partially-owned companies..................        40         (29)
                                                              --------    --------
Net cash used in investing activities.......................   (13,094)     (4,237)
                                                              --------    --------
Cash Flows From Financing Activities:
  Change in policyholders' contract deposits................     7,541       1,571
  Change in trust deposits due to banks and other
    depositors..............................................       255        (382)
  Change in commercial paper................................       185       1,210
  Proceeds from notes, bonds, loans and mortgages payable...     7,924       2,940
  Repayments on notes, bonds, loans and mortgages payable...    (5,079)     (2,618)
  Proceeds from guaranteed investment agreements............     2,095       2,552
  Maturities of guaranteed investment agreements............    (2,411)     (2,009)
  Proceeds from common stock issued.........................       152          23
  Cash dividends to shareholders............................      (140)       (150)
  Acquisition of treasury stock.............................      (135)        (27)
  Proceeds from redemption of Premium Equity Redemption
    Cumulative Security Units...............................       431          --
  Other -- net..............................................        15         (52)
                                                              --------    --------
Net cash provided by financing activities...................    10,833       3,058
                                                              --------    --------
Change in cash..............................................      (133)         76
Cash at beginning of period.................................       303          87
                                                              --------    --------
Cash at end of period.......................................  $    170    $    163
                                                              ========    ========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               SIX MONTHS       THREE MONTHS
                                                             ENDED JUNE 30,    ENDED JUNE 30,
                                                            ----------------   ---------------
                                                             1999      1998     1999     1998
                                                            -------   ------   ------   ------
Net income................................................  $ 2,476   $2,086   $1,277   $1,076
Other comprehensive income:
  Unrealized appreciation (depreciation) of
     investments -- net of reclassification adjustments...   (1,344)     222     (436)    (178)
     Deferred income tax (expense) benefit on changes.....      499      (53)     174       81
  Foreign currency translation adjustments................     (279)    (132)     (36)     (39)
     Applicable income tax benefit on changes.............        5       19        8        8
                                                            -------   ------   ------   ------
Other comprehensive income................................   (1,119)      56     (290)    (128)
                                                            -------   ------   ------   ------
Comprehensive income......................................  $ 1,357   $2,142   $  987   $  948
                                                            =======   ======   ======   ======

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1999
                                  (UNAUDITED)

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

    The following is a reconciliation of the individual company results to the combined results for the first six months and second quarter of 1998: (in millions)

                                      SIX MONTHS                     THREE MONTHS
                                    ENDED JUNE 30,                  ENDED JUNE 30,
                            ------------------------------   ----------------------------
                              AIG     SUNAMERICA    TOTAL     AIG     SUNAMERICA   TOTAL
                            -------   ----------   -------   ------   ----------   ------
Revenues..................  $15,831     $1,186     $17,017   $8,142      $598      $8,740
Net income................  $ 1,828     $  258     $ 2,086   $  942      $134      $1,076

b) These statements are unaudited. In the opinion of management, all adjustments consisting of normal recurring accruals have been made for a fair presentation of the results shown. For further information, refer to the Annual Report on Form 10-K of AIG for the year ended December 31, 1998, and the Current Report on Form 8-K of AIG dated June 3, 1999, as amended.

c) Earnings per share of AIG are based on the weighted average number of common shares outstanding during the period, retroactively adjusted to reflect all stock splits. Following are the net income per share figures, before and after adjustment for the common stock split in the form of a 25 percent common stock dividend paid July 30, 1999:

                                                       SIX MONTHS     SECOND QUARTER
                                                      -------------   ---------------
                                                      1999    1998     1999     1998
                                                      -----   -----   ------   ------
Pre-split -- basic..................................  $2.00   $1.71   $1.03    $0.88
Post-split -- basic ................................  $1.60   $1.37   $0.83    $0.71
Pre-split -- diluted................................  $1.97   $1.67   $1.01    $0.86
Post-split -- diluted...............................  $1.58   $1.34   $0.81    $0.69

    Cash dividends per common share reflect the adjustment for a common stock split in the form of a 25 percent common stock dividend paid July 30, 1999. Following are the dividend per share figures before and after adjustment for the stock split:

                                                    SIX MONTHS      SECOND QUARTER
                                                  ---------------   ---------------
                                                   1999     1998     1999     1998
                                                  ------   ------   ------   ------
Pre-split.......................................  $0.112   $0.100   $0.056   $0.050
Post-split......................................  $0.090   $0.080   $0.045   $0.040

d) Supplemental cash flow information for the six month periods ended June 30, 1999 and 1998 is as follows:

                                                               1999     1998
                                                              ------    ----
                                                              (IN MILLIONS)
Income taxes paid...........................................  $  696    $701
Interest paid...............................................  $1,075    $978

e)  Segment Information:

    The following table summarizes the operations by major operating segment for the first six months and second quarter of 1999 and 1998 (in millions):

                                                                   OPERATING SEGMENTS
                                                         ---------------------------------------
                                                             SIX MONTHS          THREE MONTHS
                                                           ENDED JUNE 30,       ENDED JUNE 30,
                                                         ------------------    -----------------
                                                          1999       1998       1999       1998
                                                         -------    -------    -------    ------
Revenues(1):
  General Insurance....................................  $ 9,129    $ 7,719    $ 4,656    $3,909
  Life Insurance.......................................    8,845      7,510      4,491     3,894
  Financial Services...................................    1,603      1,397        814       723
  Asset Management.....................................      456        337        240       174
  Other(2).............................................      (13)        54         (6)       40
                                                         -------    -------    -------    ------
    Total..............................................  $20,020    $17,017    $10,195    $8,740
                                                         =======    =======    =======    ======
Operating income:
  General Insurance....................................  $ 1,794    $ 1,380    $   903    $  684
  Life Insurance.......................................    1,386      1,161        736       602
  Financial Services...................................      506        375        255       204
  Asset Management.....................................      131         95         73        49
  Other(2).............................................     (100)       (14)       (51)        1
                                                         -------    -------    -------    ------
    Total..............................................  $ 3,717    $ 2,997    $ 1,916    $1,540
                                                         =======    =======    =======    ======

    -------------------

    (1) Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transactions and other fees, asset management commissions and other fees, equity in income of minority-owned insurance operations, and realized capital gains (losses).

    (2) Includes AIG Parent and other operations which are not required to be reported separately, other income (deductions) -- net and adjustments and eliminations.

    The following table summarizes AIG's general insurance operations by major reporting group for the first six months and second quarter of 1999 and 1998 (in millions):

                                                                     GENERAL INSURANCE
                                                            ------------------------------------
                                                               SIX MONTHS         THREE MONTHS
                                                             ENDED JUNE 30,      ENDED JUNE 30,
                                                            ----------------    ----------------
                                                             1999      1998      1999      1998
                                                            ------    ------    ------    ------
Revenues:
  Domestic Brokerage Group................................  $4,822    $4,704    $2,396    $2,370
  Foreign General.........................................   2,999     2,302     1,569     1,154
  Other...................................................   1,308       713       691       385
                                                            ------    ------    ------    ------
    Total.................................................  $9,129    $7,719    $4,656    $3,909
                                                            ======    ======    ======    ======
Operating income before realized capital gains(1):
  Domestic Brokerage Group................................  $  841    $  644    $  411    $  309
  Foreign General.........................................     514       468       262       259
  Other...................................................     300       172       169        91
                                                            ------    ------    ------    ------
    Total.................................................  $1,655    $1,284    $  842    $  659
                                                            ======    ======    ======    ======

    -------------------

    (1) Realized capital gains are not deemed to be an integral part of AIG's general insurance operations' internal reporting groups.

    The following table summarizes AIG's life insurance operations by major reporting group for the first six months and second quarter of 1999 and 1998 (in millions):

                                                                       LIFE INSURANCE
                                                            ------------------------------------
                                                               SIX MONTHS         THREE MONTHS
                                                             ENDED JUNE 30,      ENDED JUNE 30,
                                                            ----------------    ----------------
                                                             1999      1998      1999      1998
                                                            ------    ------    ------    ------
Revenues:
  American International Assurance Company Ltd. and Nan
    Shan Life Insurance Company, Ltd. ....................  $4,011    $3,505    $2,086    $1,869
  American Life Insurance Company.........................   2,526     1,986     1,251       987
  Domestic life...........................................   2,108     1,817     1,056       920
  Other...................................................     200       202        98       118
                                                            ------    ------    ------    ------
    Total.................................................  $8,845    $7,510    $4,491    $3,894
                                                            ======    ======    ======    ======
Operating income before realized capital gains(1):
  American International Assurance Company Ltd. and Nan
    Shan Life Insurance Company, Ltd. ....................  $  561    $  481    $  298    $  262
  American Life Insurance Company.........................     339       284       174       141
  Domestic life...........................................     504       374       275       192
  Other...................................................      31        30        17        15
                                                            ------    ------    ------    ------
    Total.................................................  $1,435    $1,169    $  764    $  610
                                                            ======    ======    ======    ======

    -------------------
    (1) Realized capital gains are not deemed to be an integral part of AIG's life insurance operations' internal reporting groups.

    The following table summarizes AIG's financial services operations by major reporting group for the first six months and second quarter of 1999 and 1998 (in millions):

                                                                      FINANCIAL SERVICES
                                                              ----------------------------------
                                                                 SIX MONTHS        THREE MONTHS
                                                               ENDED JUNE 30,     ENDED JUNE 30,
                                                              ----------------    --------------
                                                               1999      1998     1999     1998
                                                              ------    ------    -----    -----
Revenues:
  International Lease Finance Corporation ..................  $1,077    $  963    $565     $502
  AIG Financial Products Corp. .............................     306       207     138       91
  AIG Trading Group Inc. ...................................     128       195      64      118
  Other.....................................................      92        32      47       12
                                                              ------    ------    ----     ----
    Total...................................................  $1,603    $1,397    $814     $723
                                                              ======    ======    ====     ====
Operating income:
  International Lease Finance Corporation ..................  $  284    $  230    $151     $126
  AIG Financial Products Corp. .............................     196       119      95       51
  AIG Trading Group Inc. ...................................      67        64      28       42
  Other.....................................................     (41)      (38)    (19)     (15)
                                                              ------    ------    ----     ----
    Total...................................................  $  506    $  375    $255     $204
                                                              ======    ======    ====     ====

f) Statement of Accounting Standards No. 130 "Comprehensive Income" (FASB 130) establishes standards for reporting comprehensive income and its components as part of capital fund. The reclassification adjustments with respect to available for sale securities were $77 million and $85 million for the first six months and $27 million and $26 million for the second quarter of 1999 and 1998, respectively.

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

h) In June 1998, FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FASB
    133). This statement requires AIG to recognize all derivatives in the consolidated balance sheet measuring these derivatives at fair value. The recognition of the changes in the fair value of a derivative depends on a number of factors, including the intended use of the derivative. AIGTG and AIGFP present, in all material respects, the changes in fair value of their derivative transactions as a component of AIG's operating income. AIG is evaluating the impact of FASB 133 with respect to derivative transactions entered into by other AIG operations. AIG believes that the impact of FASB 133 on its results of operations, financial condition or liquidity will not be significant. FASB 133 is effective for the year commencing January 1, 2001.

                       AMERICAN INTERNATIONAL GROUP, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONAL REVIEW

General Insurance Operations

AIG's general insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance. One or more of these subsidiaries is licensed to write substantially all of these lines in all states of the United States and in approximately 100 foreign countries.

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

     AIG's Foreign General insurance group accepts risks primarily underwritten through American International Underwriters (AIU), a marketing unit consisting of wholly owned agencies and insurance entities. The Foreign General insurance group also includes business written by AIG's foreign-based insurance subsidiaries for their own accounts. The Foreign General insurance group uses various marketing methods to write both business and personal lines insurance with certain refinements for local laws, customs and needs. AIU operates in over 70 countries in Asia, the Pacific Rim, Europe, Africa, Middle East and Latin America. Transatlantic's foreign operations are included in this group. (See also Note (e) of Notes to Financial Statements.)

General insurance operations for the six month periods ending June 30, 1999 and 1998 were as follows:

(in millions)
------------------------------------------------------

                                       1999        1998
-------------------------------------------------------
Net premiums written:
  Domestic                           $5,439      $4,710
  Foreign                             2,806       2,289
-------------------------------------------------------
Total                                $8,245      $6,999
-------------------------------------------------------
Net premiums earned:
  Domestic                           $5,010      $4,494
  Foreign                             2,743       2,126
-------------------------------------------------------
Total                                $7,753      $6,620
-------------------------------------------------------
Adjusted underwriting profit:
  Domestic                           $  148      $   10
  Foreign                               270         271
-------------------------------------------------------
Total                                $  418      $  281
-------------------------------------------------------
Net investment income:
  Domestic                           $  993      $  806
  Foreign                               244         197
-------------------------------------------------------
Total                                $1,237      $1,003
-------------------------------------------------------
Operating income before realized
  capital gains:
  Domestic                           $1,141      $  816
  Foreign                               514         468
-------------------------------------------------------
Total                                 1,655       1,284
Realized capital gains                  139          96
-------------------------------------------------------
Operating income                     $1,794      $1,380
-------------------------------------------------------

     During the first six months of 1999, AIG's net premiums written and net premiums earned increased 17.8 percent and 17.1 percent, respectively, from those of 1998.

     General insurance domestic net premiums written and net premiums earned for the six month periods ending June 30, 1999 and 1998 were as follows:

(in millions)
------------------------------------------------------

                                       1999        1998
-------------------------------------------------------
Net premiums written:
  DBG                                $4,193      $4,049
  Personal Lines                      1,056         487
  Mortgage Guaranty                     190         174
-------------------------------------------------------
Total                                $5,439      $4,710
-------------------------------------------------------
Net premiums earned:
  DBG                                $3,839      $3,856
  Personal Lines                        978         452
  Mortgage Guaranty                     193         186
-------------------------------------------------------
Total                                $5,010      $4,494
-------------------------------------------------------

     The commercial insurance market remains highly competitive and excessively capitalized, both domestically and overseas. DBG has been able to sustain some growth in various specialty markets, such as pollution, warranty and risk finance, where AIG provides cost effective coverages for large complex risks, underwriting flexibility, and creative risk financing solutions; however, during the first six months of 1999, DBG declined to renew $275 million of domestic business where underwriting and pricing standards could not be achieved. Non-renewed policies were principally in the workers' compensation, traditional casualty and property lines of business.

     As reflected in the preceding table showing the distribution of net premiums written and net premiums earned, domestic growth was primarily achieved through the growth in the personal auto insurance segment of Personal Lines. Personal Lines net premiums written increased $569 million in the first six months of 1999 over the same period of 1998. The consolidation of 20th Century Industries accounted for the most significant part of the increase, $383 million. The balance of the increase was related principally to higher voluntary auto premiums produced by the mass marketing and specialty auto divisions of Personal Lines.

     Growth of 22.6 percent and 29.0 percent for foreign general insurance net premiums written and net premiums earned, respectively, in the first six months of 1999 over 1998 reflects growth of operations in the United Kingdom, the Far East, and the consolidation of Transatlantic's foreign operations. Foreign general insurance operations produced 34.0 percent of the general insurance net premiums written in the first six months of 1999 and 32.7 percent in 1998.

     In comparing the foreign exchange rates used to translate the results of the foreign general insurance group's operations during 1999 to those foreign exchange rates used to translate the foreign general insurance group's results during 1998, the U.S. dollar stabilized in value in relation to most major foreign currencies in which the foreign general insurance group conducts its business. Accordingly, foreign exchange rates had a minor impact on the foreign general insurance group's net premiums written when translated into U.S. dollars utilizing those exchange rates which prevailed in 1998. (See also the discussion under "Capital Resources" herein.)

     Because of the nature and diversity of AIG's operations and the continuing rapid changes in the insurance industry worldwide, together with the factors discussed above, it is difficult to assess further or project future growth in AIG's premiums and reserves.

     Net premiums written are initially deferred and earned based upon the terms of the underlying policies. The net unearned premium reserve constitutes deferred revenues which are generally earned ratably over the policy period. Thus, the net unearned premium reserve is not fully recognized as net premiums earned until the end of the policy period.

     AIG, along with most general insurance entities, uses the loss ratio, the expense ratio and the combined ratio as measures of performance. The loss ratio is derived as the sum of losses and loss expenses incurred divided by net premiums earned. The expense ratio is derived as statutory underwriting expenses divided by net premiums written. The combined ratio is the sum of the loss ratio and the expense ratio. These ratios are relative measurements that describe for every $100 of net premiums earned or written, the cost of losses and statutory expenses, respectively. The combined ratio presents the total cost per $100 of premium production. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting loss. The statutory general insurance ratios were as follows:
------------------------------------------------------

                                       1999        1998
-------------------------------------------------------
Domestic:
  Loss Ratio                          81.21       85.15
  Expense Ratio                       16.18       14.86
-------------------------------------------------------
Combined Ratio                        97.39      100.01
-------------------------------------------------------
Foreign:
  Loss Ratio                          62.64       57.06
  Expense Ratio                       28.26       29.84
-------------------------------------------------------
Combined Ratio                        90.90       86.90
-------------------------------------------------------
Consolidated:
  Loss Ratio                          74.64       76.13
  Expense Ratio                       20.29       19.76
-------------------------------------------------------
Combined Ratio                        94.93       95.89
-------------------------------------------------------

     AIG believes that underwriting profit is the true measure of the performance of the core business of a general insurance company.

     Underwriting profit is measured two ways: statutory underwriting profit and Generally Accepted Accounting Principles (GAAP) underwriting profit.

     Statutory underwriting profit is arrived at by reducing net premiums earned by net losses in-curred and net expenses incurred. Statutory accounting differs from GAAP, as statutory accounting requires immediate expense recognition and ignores the matching of revenues and expenses as required by GAAP. That is, for statutory purposes, all expenses, most specifically acquisition expenses, are recognized immediately which is not consistent with the revenues earned.

     A basic premise of GAAP accounting is the recognition of expenses at the same time revenues are earned, the principle of matching. Therefore, to convert underwriting results to a GAAP basis, acquisition expenses are deferred and recognized together with the related revenues. Accordingly, the statutory underwriting profit has been adjusted as a result of acquisition expenses being deferred as required by GAAP. Thus, "adjusted underwriting profit" is a GAAP measurement which can be viewed as gross margin or an intermediate subtotal in calculating operating income and net income.

     A major part of the discipline of a successful general insurance company is to produce an underwriting profit, exclusive of investment income. If underwriting is not profitable, losses incurred are a major factor. The result is that the premiums are inadequate to pay for losses and expenses and produce a profit; therefore, investment income must be used to cover underwriting losses. If assets and the income therefrom are insufficient to pay claims and expenses over extended periods, an insurance company cannot survive. For these reasons, AIG views and manages its underwriting operations separately from its investment operations.

     The adjusted underwriting profits were $418 million in the first six months of 1999 and $281 million in the same period of 1998. The regulatory, product type and competitive environment as well as the degree of litigation activity in any one country varies significantly. These factors have a direct impact on pricing and consequently profitability as reflected by adjusted underwriting profit and statutory general insurance ratios. The 1999 results reflect the consolidation of Transatlantic and 20th Century.

     There were no catastrophe losses in the first six months of 1999. AIG incurred net losses from catastrophes approximating $27 million in 1998. AIG's gross incurred losses from catastrophes in 1998 approximated $100 million.

     AIG's ability to maintain its combined ratio below 100 is primarily attributable to the profitability of AIG's Foreign General insurance operations and AIG's emphasis on maintaining its disciplined underwriting, especially in the domestic specialty markets. In addition, AIG does not seek net premium growth where rates do not adequately reflect its assessment of exposures.

     General insurance net investment income in the first six months of 1999 increased 23.4 percent when compared to the same period of 1998. The growth in net investment income in 1999 was primarily attributable to new cash flow for investment and the consolidation of Transatlantic and 20th Century Industries. The new cash flow was generated from net general insurance operating cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     General insurance realized capital gains were $139 million in the first six months of 1999 and $96 million in 1998. These realized gains resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

     General insurance operating income in the first six months of 1999 increased 30.0 percent when compared to the same period of 1998. The contribution of general insurance operating income to income before income taxes and minority interest was 48.3 percent in 1999 compared to 46.0 percent in 1998.

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

     AIG's general reinsurance assets amounted to $18.11 billion and resulted from AIG's reinsurance arrangements. Thus, a credit exposure existed at June 30, 1999 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 1998, approximately 50 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances were collateralized. The remaining 50 percent of the general reinsurance assets were from authorized reinsurers and over 93 percent of such balances are from reinsurers rated A-(excellent) or better, as rated by A.M. Best. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Through June 30, 1999, these distribution percentages have not significantly changed.

     AIG's allowance for estimated unrecoverable reinsurance has not changed significantly from December 31, 1998 when AIG had allowances for unrecoverable reinsurance approximating $100 million. At that date, and prior to this allowance, AIG had no significant reinsurance recoverables from any individual reinsurer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

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

     At June 30, 1999, the consolidated general reinsurance assets of $18.11 billion include reinsurance recoverables for paid losses and loss expenses of $2.14 billion and $13.73 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently. It is AIG's belief that the ceded reserves at June 30, 1999 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

     At June 30, 1999, general insurance reserves for losses and loss expenses (loss reserves) amounted to $38.41 billion. These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses and amounts of discounting related to certain workers' compensation claims. At June 30, 1999, general insurance net loss reserves increased $64 million to $24.68 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at June 30, 1999. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on such future results of operations.

     In a very broad sense, the general loss reserves can be categorized into two distinct groups: one group being long tail casualty lines of business. Such lines include excess and umbrella liability, directors and officers' liability, professional liability, medical malpractice, general liability, products' liability, and related classes. These lines account for approximately 50 percent of net losses and loss expenses. The other group is short tail lines of business consisting principally of property lines and including certain classes of casualty lines.

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

     In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims with the same degree of reliability as is the case for other types of claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by the changes in Superfund and waste dump site coverage issues. Although the estimated liabilities for these claims are subject to a significantly greater margin of error than for other claims, the reserves carried for these claims at June 30, 1999 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. (See the previous discussion on reinsurance collectibility herein.)

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

     A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at June 30, 1999 and 1998 was as follows:

(in millions)
------------------------------------------------------------
                                   1999            1998
                               -------------   -------------
                               Gross    Net    Gross    Net
------------------------------------------------------------
Asbestos:
Reserve for losses and loss
  expenses at beginning of
  year                         $  964   $259   $  842   $195
Losses and loss expenses
  incurred                        342     60      129     21
Losses and loss expenses paid    (140)   (27)    (142)   (26)
------------------------------------------------------------
Reserve for losses and loss
  expenses at end of period    $1,166   $292   $  829   $190
------------------------------------------------------------
Environmental:
Reserve for losses and loss
  expenses at beginning of
  year                         $1,536   $604   $1,467   $593
Losses and loss expenses
  incurred                         49      8       92     38
Losses and loss expenses paid     (72)   (32)    (100)   (41)
------------------------------------------------------------
Reserve for losses and loss
  expenses at end of period    $1,513   $580   $1,459   $590
------------------------------------------------------------
Combined:
Reserve for losses and loss
  expenses at beginning of
  year                         $2,500   $863   $2,309   $788
Losses and loss expenses
  incurred                        391     68      221     59
Losses and loss expenses paid    (212)   (59)    (242)   (67)
------------------------------------------------------------
Reserve for losses and loss
  expenses at end of period    $2,679   $872   $2,288   $780
------------------------------------------------------------

     The gross and net IBNR included in the aforementioned reserve for losses and loss expenses at June 30, 1999 and December 31, 1998 were estimated as follows:

(in millions)
------------------------------------------------------

                                   1999            1998
                               -------------   -------------
                               Gross    Net    Gross    Net
------------------------------------------------------------
Combined                       $  934   $323   $  979   $359
------------------------------------------------------------

     A summary of asbestos and environmental claims count activity for the six month periods ended June 30, 1999 and 1998 was as follows:

---------------------------------------------------------------------------------------------------------------------
                                                        1999                                     1998
                                         -----------------------------------      -----------------------------------
                                         Asbestos   Environmental   Combined      Asbestos   Environmental   Combined
---------------------------------------------------------------------------------------------------------------------
Claims at beginning of year               6,388        16,560        22,948        6,150        17,422        23,572
Claims during period:
  Opened                                    536         1,585         2,121          470         1,606         2,076
  Settled                                  (155)         (595)         (750)         (28)         (313)         (341)
  Dismissed or otherwise resolved          (216)       (3,240)       (3,456)        (323)       (1,982)       (2,305)
---------------------------------------------------------------------------------------------------------------------
Claims at end of period                   6,553        14,310        20,863        6,269        16,733        23,002
---------------------------------------------------------------------------------------------------------------------

     The average cost per claim settled, dismissed or otherwise resolved for the six month periods ended June 30, 1999 and 1998 was as follows:
------------------------------------------------------
------------------------------------------------------

                              1999                     1998
                       -------------------      -------------------
                        Gross        Net         Gross        Net
-------------------------------------------------------------------
Asbestos               $377,100    $72,800      $404,800    $72,600
Environmental            18,800      8,300        43,900     17,600
Combined                 50,400     14,000        91,800     24,900
-------------------------------------------------------------------

     A.M. Best, an insurance rating agency, has developed a survival ratio to measure the number of years it would take a company to exhaust both its asbestos and environmental reserves for losses and loss expenses based on that company's current level of asbestos and environmental claims payments. This is a ratio derived by taking the current ending losses and loss expense reserves and dividing by the average annual payments for the prior three years. Therefore, the ratio derived is a simplistic measure of an estimate of the number of years it would be before the current ending losses and loss expense reserves would be paid off using recent average payments. The higher the ratio, the more years the reserves for losses and loss expenses cover these claims payments. These ratios are computed based on the ending reserves for losses and loss expenses over the respective claims settlements during the fiscal year. Such payments include indemnity payments and legal and loss adjustment payments. It should be noted, however, that this is an extremely simplistic approach to measuring asbestos and environmental reserve levels. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have significant impact on the amount of asbestos and environmental losses and loss expense reserves, ultimate payments thereof and the resultant ratio.

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

     AIG's survival ratios for involuntary asbestos and environmental claims, separately and combined, were based upon a three year average payment. These ratios at June 30, 1999 and 1998 were as follows:
------------------------------------------------------

                            1999                1998
                       --------------      --------------
                       Gross     Net       Gross     Net
---------------------------------------------------------
Involuntary survival
  ratios:
Asbestos                 3.6      5.2        2.4      3.1
Environmental           16.9     17.5       16.8     17.5
Combined                 7.2     10.6        5.8      8.8
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

Life Insurance Operations

     AIG's life insurance subsidiaries offer a wide range of traditional insurance and financial and investment products. One or more of these subsidiaries is licensed to write life insurance in all states in the United States and in over 70 foreign countries. Traditional products consist of individual and group life, annuity, endowment and accident and health policies. Financial and investment products consist of single premium annuity, variable annuities, guar-anteed investment contracts, universal life and pensions.

     AIG's three principal overseas life operations are American Life Insurance Company (ALICO), American International Assurance Company, Limited together with American International Assurance Company (Bermuda) Limited (AIA) and Nan Shan Life Insurance Company, Ltd. (Nan Shan). ALICO is incorporated in Delaware and all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in approximately 50 countries located in Europe, Africa, Latin America, the Caribbean, the Middle East, and the Far East, with Japan being the largest territory. AIA operates primarily in Hong Kong, Singapore, Malaysia and Thailand. Nan Shan operates in Taiwan. AIG's domestic life operations are comprised of two separate operations, AIG's domestic life companies and the life insurance subsidiaries of SunAmerica Inc. (SunAmerica), a Delaware corporation which owns substantially all of the subsidiaries which were owned by SunAmerica Inc., the Maryland company which was merged into AIG. Both of these operations sell primarily financial and investment type products. (See also Note (e) of Notes to Financial Statements.)

     Life insurance operations for the six month periods ending June 30, 1999 and 1998 were as follows:

(in millions)
------------------------------------------------------

                                       1999       1998
--------------------------------------------------------
Premium income:
  Domestic                           $    431   $    396
  Foreign                               5,426      4,609
--------------------------------------------------------
Total                                $  5,857   $  5,005
--------------------------------------------------------
Net investment income:
  Domestic                           $  1,722   $  1,416
  Foreign                               1,315      1,097
--------------------------------------------------------
Total                                $  3,037   $  2,513
--------------------------------------------------------
Operating income before realized
  capital losses:
  Domestic                           $    504   $    374
  Foreign                                 931        795
--------------------------------------------------------
Total                                   1,435      1,169
Realized capital losses                   (49)        (8)
--------------------------------------------------------
Operating income                     $  1,386   $  1,161
--------------------------------------------------------
Life insurance in-force:*
  Domestic                           $102,622   $ 65,705
  Foreign                             447,393    437,944
--------------------------------------------------------
Total                                $550,015   $503,649
--------------------------------------------------------

* Amounts presented were as at June 30, 1999 and December 31, 1998, respectively.

     AIG's life premium income during the first six months of 1999 represented a
17.0 percent increase from the same period in 1998. Foreign life operations produced 92.6 percent and 92.1 percent of the life premium income in 1999 and 1998, respectively.

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

     Life insurance net investment income increased 20.8 percent during the first six months of 1999. The growth in net investment income was primarily attributable to both foreign and domestic operations new cash flow for investment. The new cash flow was generated from life insurance operations and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     Life insurance realized capital losses were $49 million in 1999 and $8 million in 1998. These realized capital losses resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

     Life insurance operating income during the first six months of 1999 increased 19.5 percent to $1.39 billion. Excluding realized capital losses from life insurance operating income, the percent increase would be 22.8. The contribution of life insurance operating income to income before income taxes and minority interest amounted to 37.3 percent during the first six months of 1999 compared to 38.7 percent in the same period of 1998.

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

     Financial services operations for the six month periods ending June 30, 1999 and 1998 were as follows:

(in millions)
------------------------------------------------------

                                         1999      1998
--------------------------------------------------------
Revenues:
International Lease Finance
  Corporation                           $1,077    $  963
AIG Financial Products Corp.*              306       207
AIG Trading Group Inc.*                    128       195
Other                                       92        32
--------------------------------------------------------
Total                                   $1,603    $1,397
--------------------------------------------------------
Operating income:
International Lease Finance
  Corporation                           $  284    $  230
AIG Financial Products Corp.               196       119
AIG Trading Group Inc.                      67        64
Other, including intercompany
  adjustments                              (41)      (38)
--------------------------------------------------------
Total                                   $  506    $  375
--------------------------------------------------------

* Represents net trading revenues.

     Financial services operating income increased 34.7 percent in the first six months of 1999 over 1998.

     Financial services operating income represented 13.6 percent of AIG's income before income taxes and minority interest in the first six months of 1999. This compares to 12.5 percent in the same period of 1998.

     ILFC generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in the first six months of 1999 increased 11.8 percent from 1998. The revenue growth resulted primarily from the increase in flight equipment available for operating lease and the increase in the relative cost of the leased fleet. Approximately 20 percent of ILFC's operating lease revenues are derived from U.S. and Canadian airlines. During the first six months of 1999, operating income increased 23.5 percent from 1998. The composite borrowing rates at the end of the first six months of 1999 and 1998 were 5.85 percent and 6.22 percent, respectively. (See also the discussions under "Capital Resources" and "Liquidity" herein and Note (e) of Notes to Financial Statements.)

     ILFC is exposed to loss through non-performance of aircraft lessees, through owning aircraft which it would be unable to sell or re-lease at acceptable rates at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At June 30, 1999, there were 366 aircraft subject to operating leases and there were no aircraft off lease. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     AIGFP participates in the derivatives dealer market conducting, primarily as principal, an interest rate, currency, equity and credit derivative products business. AIGFP also enters into structured transactions including long-dated forward foreign exchange contracts, option transactions, liquidity facilities and investment agreements and invests in a diversified portfolio of securities. AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than from speculative transactions. Revenues in the first six months of 1999 increased 48.1 percent from the same period of 1998. During the first six months of 1999, operating income increased 64.1 percent from the same period of 1998. As AIGFP is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein and Note (e) of Notes to Financial Statements.)

     AIGTG derives a substantial portion of their revenues from market making and trading activities, as principals, in foreign exchange, interest rates and precious and base metals. Revenues in the first six months of 1999 decreased
34.4 percent from the same period of 1998. During the first six months of 1999, operating income increased 3.7 percent from the same period of 1998. As AIGTG is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance or for comparing revenues to operating income. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein and Note (e) of Notes to Financial Statements.)

Asset Management Operations

     AIG's asset management operations offer a wide variety of investment vehicles and services, including variable annuities, mutual funds, trust services and investment asset management. Such products and services are offered to individuals and institutions both domestically and internationally.

     AIG's three principal asset management operations are SunAmerica's asset management operations (SAMCO), AIG Global Investment Group, Inc. (Global Investment) and AIG Capital Partners, Inc. (Cap Partners). SAMCO develops and sells variable annuities and other investment products, sells and manages mutual funds and provides financial and trust services. Global Investment manages invested assets of institutions, including insurance companies and pension funds, and provides custodial and other trust services. Cap Partners organizes, and manages the invested assets of institutional investment funds and may also invest in such funds. Each of these subsidiary operations receive fees for investment products and services provided.

     Asset management operations for the six month periods ending June 30, 1999 and 1998 were as follows:

(in millions)
------------------------------------------------------

                                           1999    1998
-------------------------------------------------------
Revenues                                   $456    $337
Operating income                           $131    $ 95
-------------------------------------------------------

     These increases were primarily attributable to management of the variable annuity business by SAMCO.

     Asset management operating income in the first six months of 1999 increased
37.7 percent when compared to the same period of 1998.

     Asset management operating income represented 3.5 percent of AIG's income before income taxes and minority interest in the first six months of 1999. This compares to 3.2 percent in the same period of 1998.

OTHER OPERATIONS

     In the first six months of 1998, AIG's equity in income of minority-owned insurance operations was $57 million. In the first six months of 1998, the equity interest in insurance companies represented 1.9 percent of income before income taxes and minority interest. The decrease in income of minority-owned insurance operations from 1998 to 1999, resulted primarily from the consolidation of Transatlantic's and SELIC Holdings, Ltd. operations into general insurance operating results. IPC Holdings, Ltd., the remaining operation included in equity in income of minority-owned insurance operations in previous periods is now reported as a component of other income (deductions) -- net.

     Other realized capital losses amounted to $13 million and $3 million in the first six months of 1999 and 1998, respectively.

     Other income (deductions) -- net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, costs associated with the Year 2000 computer issues, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In the first six months of 1999, net deductions amounted to $87 million. In the same period of 1998, net deductions amounted to $68 million. (See also the discussion under "Recent Developments" herein.)

     Income before income taxes and minority interest amounted to $3.72 billion in the first six months of 1999 and $3.00 billion in the same period of 1998.

     In the first six months of 1999, AIG recorded a provision for income taxes of $1.09 billion compared to the provision of $857 million in the same period of 1998. These provisions represent effective tax rates of 29.4 percent in the first six months of 1999 and 28.6 percent in the same period of 1998.

     Minority interest represents minority shareholders' equity in income of certain majority-owned consolidated subsidiaries. Minority interest amounted to $150 million and $54 million in the first six months of 1999 and 1998, respectively. The increase in 1999 from 1998 was primarily related to the minority shareholders' equity resulting when Transatlantic and 20th Century were consolidated during the third quarter of 1998.

     Net income amounted to $2.48 billion in the first six months of 1999 and $2.09 billion in the same period of 1998. The increases in net income over the periods resulted from those factors described above.

CAPITAL RESOURCES

     At June 30, 1999, AIG had total capital funds of $31.87 billion and total borrowings of $34.63 billion. At that date, $31.36 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

     Total borrowings and borrowings not guaranteed or matched at June 30, 1999 and December 31, 1998 were as follows:

(in millions)
------------------------------------------------------

                                       1999       1998
--------------------------------------------------------
GIAs -- AIGFP                         $ 8,872    $ 9,188
--------------------------------------------------------
Commercial Paper:
  AIG Funding                             292        637
  ILFC(a)                               3,887      3,204
  AICCO                                   561        727
  Universal Finance Company (UFC)(a)       81         68
--------------------------------------------------------
  Total                                 4,821      4,636
--------------------------------------------------------
Medium Term Notes:
  ILFC(a)                               3,609      3,348
  AIG                                     269        239
  SunAmerica                              211        228
--------------------------------------------------------
  Total                                 4,089      3,815
--------------------------------------------------------
Notes and Bonds Payable:
  ILFC(a)                               4,439      3,825
  AIGFP                                 9,467      7,265
  AIG: Lire bonds                         159        159
       Zero coupon notes                  107        102
  SunAmerica                              863        989
--------------------------------------------------------
  Total                                15,035     12,340
--------------------------------------------------------
Loans and Mortgages Payable:
  ILFC(a)(b)                              739        811
  SPC Credit, Ltd. (SPC)(a)               539        532
  AIG Consumer Finance(a)                 250        254
  AIG                                     284        334
--------------------------------------------------------
  Total                                 1,812      1,931
--------------------------------------------------------
Total Borrowings                       34,629     31,910
--------------------------------------------------------
Borrowings not guaranteed by AIG       13,544     12,042
Matched GIA borrowings                  8,872      9,188
Matched notes and bonds
  payable -- AIGFP                      8,942      6,565
--------------------------------------------------------
                                       31,358     27,795
--------------------------------------------------------
Remaining borrowings of AIG           $ 3,271    $ 4,115
--------------------------------------------------------

(a)AIG does not guarantee or support these borrowings.
(b)Capital lease obligations.

     The maturity distributions of total borrowings at June 30, 1999 and December 31, 1998 were as follows:

(in millions)
------------------------------------------------------

                                       1999       1998
--------------------------------------------------------
Short-term borrowings                 $10,204    $ 9,190
Long-term borrowings(a)                24,425     22,720
--------------------------------------------------------
Total borrowings                      $34,629    $31,910
--------------------------------------------------------

(a)Including commercial paper and excluding that portion of long-term debt maturing in less than one year.

     During the first six months of 1999, AIGFP increased the aggregate principal amount outstanding of its notes and bonds payable to $9.47 billion. AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The funds may also be temporarily invested in securities purchased under agreements to resell. (See also the discussions under "Operational Review", "Liquidity" and "Derivatives" herein.)

     AIG Funding, Inc. (Funding), through the issuance of commercial paper, fulfills the short-term cash requirements of AIG and its non-insurance subsidiaries. Funding intends to continue to meet AIG's funding requirements through the issuance of commercial paper guaranteed by AIG. This issuance of Funding's commercial paper is subject to the approval of AIG's Board of Directors. ILFC, A.I. Credit Corp. (AICCO) and UFC, a consumer finance subsidiary in Taiwan, issue commercial paper for the funding of their own operations. AIG does not guarantee AICCO's, ILFC's or UFC's commercial paper. However, AIG has entered into an agreement in support of AICCO's commercial paper. From time to time, AIGFP may issue commercial paper, which AIG guarantees, to fund its operations. At June 30, 1999, AIGFP had no commercial paper outstanding. (See also the discussion under "Derivatives" herein.)

     AIG and Funding have entered into two syndicated revolving credit facilities (the Facilities) aggregating $1 billion. The Facilities consist of a $500 million 364 day revolving credit facility and a $500 million five year revolving credit facility. The Facilities can be used for general corporate purposes and also provide backup for AIG's commercial paper programs administered by Funding. There are currently no borrowings outstanding under either of the Facilities, nor were any borrowings outstanding as of June 30, 1999.

     At June 30, 1999, ILFC had increased the aggregate principal amount outstanding of its medium term and term notes to $8.05 billion, a net increase of $875 million, and recorded a net decline in its capital lease obligations of $72 million and a net increase in its commercial paper of $683 million. At June 30, 1999, ILFC had $1.68 billion in aggregate principal amount of debt securities registered for issuance from time to time. The proceeds of ILFC's debt financing are primarily used to purchase flight equipment, including progress payments during the construction phase. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. (See also the discussions under "Operational Review" and "Liquidity" herein.)

     During the first six months of 1999, AIG issued $30 million principal amount of Medium Term Notes and no previously issued notes matured.

     At June 30, 1999, AIG had $478 million in aggregate principal amount of debt securities registered for issuance from time to time.

     AIG's capital funds increased $1.75 billion during the first six months of 1999. Unrealized appreciation of investments, net of taxes decreased $845 million. During the first six months of 1999, the cumulative translation adjustment loss, net of taxes increased $274 million. The changes from period to period with respect to the unrealized appreciation of investments, net of taxes was primarily impacted by interest rates. (See also the discussion under "Operational Review" and "Liquidity" herein.) Retained earnings increased $2.33 billion, resulting from net income less dividends.

     During the period from January 1, 1999 through August 11, 1999, AIG repurchased 2,219,250 shares of its common stock in the open market. Shares repurchased prior to July 30, 1999, have been adjusted for the five for four split in the form of a 25 percent common stock dividend. AIG intends to continue to buy its common shares in the open market to satisfy its obligations under various employee benefit plans.

     Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At June 30, 1999, there were no significant statutory or regulatory issues which would impair AIG's financial condition, results of operations or liquidity. To AIG's knowledge, no AIG company is on any regulatory or similar "watch list". (See also the discussion under "Liquidity" herein.)

     The National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company's statutory surplus to the risk inherent in its overall operations. At June 30, 1999, the adjusted capital of each of AIG's domestic general companies and of each of AIG's domestic life companies exceeded each of their RBC standards by considerable margins.

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

     At June 30, 1999, AIG's consolidated invested assets included $6.42 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first six months of 1999 amounted to $2.13 billion.

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

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG's insurance operations generated approximately $10.0 billion in pre-tax cash flow during the first six months of 1999. Cash flow includes periodic premium collections, including policyholders' contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits, acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance investment operations generated approximately $4.0 billion in investment income cash flow during the first six months of 1999. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains net of realized capital losses.

     In addition to the combined insurance pre-tax operating cash flow, AIG's insurance operations held $5.9 billion in cash and short-term investments at June 30, 1999. The aforementioned operating cash flow and the cash and short-term balances held provided AIG's insurance operations with a significant amount of liquidity.

     This liquidity is available, among other things, to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $23 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $34 billion of fixed income securities and marketable equity securities during the first six months of 1999.

     The following table is a summary of AIG's invested assets by significant segment, including investment income due and accrued of $1.96 billion and $1.87 billion and real estate of $1.51 billion and $1.61 billion at June 30, 1999 and December 31, 1998, respectively:

(dollars in millions)
--------------------------------------------------------------------------------

                                                               June 30, 1999                        December 31, 1998
                                                          -----------------------                -----------------------
                                                          Invested       Percent                 Invested       Percent
                                                           Assets        of Total                 Assets        of Total
------------------------------------------------------------------------------------------------------------------------
General insurance                                         $ 38,475         20.9%                 $ 38,883         22.7%
Life insurance                                              83,794         45.6                    75,078         43.8
Financial services and asset management                     60,854         33.1                    56,619         33.1
Other                                                          682          0.4                       714          0.4
------------------------------------------------------------------------------------------------------------------------
Total                                                     $183,805        100.0%                 $171,294        100.0%
------------------------------------------------------------------------------------------------------------------------

INSURANCE INVESTED ASSETS

The following tables summarize the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at June 30, 1999 and December 31, 1998:

(dollars in millions)
--------------------------------------------------------------------------------

                                                                                                  PERCENT DISTRIBUTION
                                                 GENERAL       LIFE                   PERCENT     ---------------------
                JUNE 30, 1999                   INSURANCE    INSURANCE     TOTAL      OF TOTAL    DOMESTIC     FOREIGN
-----------------------------------------------------------------------------------------------------------------------
Fixed maturities:
  Available for sale, at market value(a)         $16,135      $58,831     $ 74,966      61.3%        58.5%       41.5%
  Held to maturity, at amortized cost             12,359           --       12,359      10.1        100.0          --
Equity securities, at market value(b)              3,698        2,434        6,132       5.0         50.8        49.2
Mortgage loans on real estate, policy and
  collateral loans                                    69       10,309       10,378       8.5         57.4        42.6
Short-term investments, including time
  deposits, and cash                                 708        5,238        5,946       4.9         46.5        53.5
Real estate                                          377        1,065        1,442       1.2         19.5        80.5
Investment income due and accrued                    569        1,285        1,854       1.5         53.3        46.7
Other invested assets                              4,560        4,632        9,192       7.5         84.4        15.6
-----------------------------------------------------------------------------------------------------------------------
Total                                            $38,475      $83,794     $122,269     100.0%        63.0%       37.0%
-----------------------------------------------------------------------------------------------------------------------

(a)Includes $1,016 of bonds trading securities, at market value.
(b)Includes $614 of preferred stock, at market value.

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

     The fixed maturity available for sale portfolio is subject to decline in fair value as interest rates rise. Such declines in fair value are presented in unrealized appreciation of investments, net of taxes as a component of comprehensive income.

     The fixed maturities held to maturity portfolio is exposed to adverse interest rate fluctuations. However, AIG has the ability and intent to hold such securities to maturity. Therefore, there would be no detrimental impact to AIG's results of operations or financial condition as a result of such fluctuations.

     At June 30, 1999, approximately 64.4 percent of the fixed maturities investments were domestic securities. Approximately 36 percent of such domestic securities were rated AAA. Approximately 14 percent were below investment grade or not rated.

     A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At June 30, 1999, approximately 16 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 13 percent were below investment grade or not rated at that date. A large portion of these fixed maturity securities are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

     At June 30, 1999, approximately 17 percent of the fixed maturities portfolio was collateralized mortgage obligations (CMOs), including commercial mortgage backed securities. Primarily all of the CMOs were investment grade and approximately 19 percent of the CMOs were backed by various U.S. government agencies. CMOs are exposed to interest rate risk as the duration and ultimate realized yield would be affected by the changes in prepayments of the underlying mortgages.

     Any fixed income security may be subject to downgrade for a variety of reasons subsequent to any balance sheet date.

     AIG invests in equities for reasons including diversifying its overall exposure to interest rate risk. Equity securities are subject to declines in fair value. Such declines in fair value are presented in unrealized appreciation of investments, net of taxes as a component of comprehensive income.

     Mortgage loans on real estate, policy and collateral loans comprised 8.5 percent of AIG's insurance invested assets at June 30, 1999. AIG's insurance operations' holdings of real estate mortgages amounted to $6.62 billion of which
74.5 percent was domestic. At June 30, 1999 only a nominal amount were in default. It is AIG's practice to maintain a maximum loan to value ratio of 75 percent at loan origination. At June 30, 1999, AIG's insurance holdings of collateral loans amounted to $1.13 billion, all of which were foreign. It is AIG's strategy to enter into mortgage and collateral loans as an adjunct primarily to life insurance fixed maturity investments. AIG's policy loans decreased from $2.63 billion at December 31, 1998 to $2.62 billion at June 30, 1999.

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

     AIG calculated the VaR with respect to the net fair value of each of AIG's insurance segments as of March 31, 1999 and December 31, 1998. Through June 30, 1999, the economic facts and circumstances have not significantly changed. Therefore, the VaR at March 31, 1999 was representative of a VaR at June 30, 1999. These calculations used the variance-covariance (delta-normal) methodology. These calculations also used daily historical interest and foreign currency exchange rates and equity prices in the two years ending March 31, 1999 and December 31, 1998, as applicable. The VaR model estimated the volatility of each of these rates, equity prices and the correlations among them. For interest rates, each country's yield curve was constructed using eleven separate points on this curve to model possible curve movements. Inter-country correlations were also used. The redemption experience of municipal and corporate fixed maturities and mortgage securities was taken into account as well as the use of financial modeling. Thus, the VaR measured the sensitivity of the asset and the liability portfolios of each of the aforementioned market exposures. Each sensitivity was estimated separately to capture the market exposures within each insurance segment. These sensitivities were then applied to a database, which contained both historical ranges of movements in all market factors and the correlations among them. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value at a confidence level of 95 percent for a time period of one month. At March 31, 1999 and December 31, 1998 the VaR of AIG's insurance segments was approximately $776 million and $760 million for general insurance, respectively, and $1.05 billion and $981 million for life insurance, respectively.

     The following table presents the VaR of each component of market risk for each of AIG's insurance segments as of March 31, 1999 and December 31, 1998. VaR with respect to combined operations cannot be derived by aggregating the individual risk or segment amounts presented herein.

(in millions)
--------------------------------------------------------------------------------

                                                                     GENERAL INSURANCE          LIFE INSURANCE
                                                                     -----------------         -----------------
MARKET RISK                                                          1999         1998         1999         1998
----------------------------------------------------------------------------------------------------------------
Interest rate                                                        $267         $232         $870         $809
Currency                                                               26           26          470          457
Equity                                                                716          716          281          254
----------------------------------------------------------------------------------------------------------------

FINANCIAL SERVICES AND ASSET MANAGEMENT INVESTED ASSETS

     The following table is a summary of the composition of AIG's financial services and asset management invested assets at June 30, 1999 and December 31, 1998. (See also the discussions under "Operational Review: Financial Services Operations", "Operational Review: Asset Management Operations", "Capital Resources" and "Derivatives" herein.)

(dollars in millions)
--------------------------------------------------------------------------------

                                                                        1999                        1998
                                                               ----------------------      ----------------------
                                                               Invested      Percent       Invested      Percent
                                                                Assets       of Total       Assets       of Total
-----------------------------------------------------------------------------------------------------------------
Flight equipment primarily under operating leases, net of
  accumulated depreciation                                     $18,072         29.7%       $ 16,330        28.8%
Unrealized gain on interest rate and currency swaps, options
  and forward transactions                                       7,099         11.7           9,881        17.5
Securities available for sale, at market value                  11,497         18.9          10,674        18.9
Trading securities, at market value                              5,326          8.7           5,668        10.0
Securities purchased under agreements to resell, at contract
  value                                                         11,235         18.5           4,838         8.5
Trading assets                                                   4,512          7.4           6,229        11.0
Spot commodities, at market value                                  578          0.9             476         0.8
Other, including short-term investments                          2,535          4.2           2,523         4.5
-----------------------------------------------------------------------------------------------------------------
Total                                                          $60,854        100.0%       $ 56,619       100.0%
-----------------------------------------------------------------------------------------------------------------

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During the first six months of 1999, ILFC acquired flight equipment costing $2.31 billion.

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

     AIG calculated the VaR with respect to the net fair value of ILFC using the variance-covariance (delta-normal) methodology. This calculation also used daily historical interest rates for the two years ending March 31, 1999 and December 31, 1998. The VaR model estimated the volatility of each of these interest rates and the correlation among them. The yield curve was constructed using eleven key points on the curve to model possible curve movements. Thus, the VaR measured the sensitivity of the assets and liabilities to the calculated interest rate exposures. These sensitivities were then applied to a database, which contained the historical ranges of movements in interest rates and the correlation among them. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value of a confidence level of 95 percent for a time period of one month. As of March 31, 1999 and December 31, 1998, the VaR with respect to the aforementioned net fair value of ILFC was approximately $12 million and $9 million, respectively. Through June 30, 1999, the economic facts and circumstances have not significantly changed. Therefore, the VaR at March 31, 1999 was representative of a VaR at June 30, 1999.

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

     Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At June 30, 1999, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $229 million of these securities. There were no securities deemed below investment grade at June 30, 1999. There have been no significant downgrades through August 1, 1999. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

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

     The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at June 30, 1999 were as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                GROSS         GROSS
                                                              UNREALIZED    UNREALIZED
                                                                GAINS         LOSSES
--------------------------------------------------------------------------------------
Securities available for sale, at market value                    $ 473          $ 438
Unrealized gain/loss on interest rate and currency swaps,
  options and forward transactions(a)(b)                          7,099          7,356
Trading assets                                                    4,773          3,063
Spot commodities, at market value                                    38             --
Trading liabilities                                                  --          2,933
Securities and spot commodities sold but not yet purchased,
  at market value                                                   468             --
--------------------------------------------------------------------------------------

(a)These amounts are also presented as the respective balance sheet amounts.
(b)At June 30, 1999, AIGTG's replacement values with respect to interest rate and currency swaps were $519 million.

     AIGFP's interest rate and currency risks on securities available for sale, at market, are managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At June 30, 1999, the unrealized gains and losses remaining after the benefit of the offsets were $43 million and $8 million, respectively.

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

     AIG calculated the VaR with respect to AIGFP and AIGTG as of March 31, 1999 and December 31, 1998. Through June 30, 1999, the economic factors and circumstances have not significantly changed. Therefore, the VaR at March 31, 1999 was representative of a VaR at June 30, 1999. These calculations used the variance-covariance (delta-normal) methodology. These calculations also used, where appropriate for each entity, daily historical interest and foreign currency exchange rates and equity/commodity prices in the two years ending March 31, 1999 and December 31, 1998, as applicable. The VaR model estimated the volatility of each of these rates, prices and the correlations among them. For interest rates, the yield curves of the United States and certain foreign countries were constructed using eleven separate points on each country's yield curve to model possible curve movements. Inter-country correlations were also used. The redemption experience of corporate fixed maturities was taken into account. Thus, the VaR measured the sensitivity of the asset and the liability portfolios of each of the market exposures. Each sensitivity was estimated separately to capture the market exposures within each entity. These sensitivities were then applied to a database, which contained both historical ranges of movements in all market factors and the correlations among them. The results depict the maximum potential loss in fair value at a confidence level of 95 percent.

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

     The following table presents the VaR on a combined basis and of each component of AIGFP's and AIGTG's market risk as of March 31, 1999 and December 31, 1998. VaR with respect to combined operations cannot be derived by aggregating the individual risk presented herein.

(in millions)
--------------------------------------------------------------------------------

                                                               AIGFP(a)      AIGTG(b)
                                                              -----------   -----------
                        MARKET RISKS                          1999   1998   1999   1998
---------------------------------------------------------------------------------------
Combined                                                      $23    $42    $ 4    $ 3
Interest rate                                                  23     42      2      3
Currency                                                       --     --      4      2
Equity/Commodity                                                1      2     --     --
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

     The most commonly used swaps are interest rate swaps, currency swaps, equity swaps and swaptions. Such derivatives are traded over the counter. An interest rate swap is a contract between two parties to exchange interest rate payments (typically a fixed interest rate versus a variable interest rate) calculated on a notional principal amount for a specified period of time. The notional amount is not exchanged. Currency and equity swaps are similar to interest rate swaps but may involve the exchange of principal amounts at the commencement and termination of the swap. Swaptions are options where the holder has the right but not the obligation to enter into a swap transaction or cancel an existing swap transaction.

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

     An option contract generally provides the option purchaser with the right but not the obligation to buy or sell during a period of time or at a specified date the underlying instrument at a set price. The option writer is obligated to sell or buy the underlying item if the option purchaser chooses to exercise his right. The option writer receives a nonrefundable fee or premium paid by the option purchaser. Options may be traded over the counter or on an exchange.

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

     A significant majority of AIGFP's transactions are contracted and documented under ISDA Master Agreements that provide for legally enforceable set-offs in the event of a default or in connection with the termination of a transaction. Under such agreements, AIGFP is permitted to set-off its receivables from a counterparty against AIGFP's payables to that same counterparty arising out of all included transactions. Excluding regulated exchange transactions, AIGTG, whenever possible, enters into netting agreements with its counterpar-ties which are similar in effect to those discussed above.

     The following tables provide the notional and contractual amounts of AIGFP's and AIGTG's derivative transactions at June 30, 1999 and December 31, 1998.

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

     The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss after the application of the aforementioned strategies, netting under ISDA Master Agreements and applying collateral held.

     The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at June 30, 1999 and December 31, 1998:

(in millions)
--------------------------------------------------------------------------------

                                                                        REMAINING LIFE
                                           -------------------------------------------------------------------------
                                             ONE       TWO THROUGH    SIX THROUGH    AFTER TEN    TOTAL      TOTAL
                                             YEAR      FIVE YEARS      TEN YEARS       YEARS       1999       1998
--------------------------------------------------------------------------------------------------------------------
Interest rate, currency and
  equity/commodity swaps and swaptions:
Notional amount:
  Interest rate swaps                      $ 76,978     $104,605        $55,169       $ 6,912    $243,664   $255,917
  Currency swaps                             23,193       28,801         19,776         2,969      74,739     73,894
  Swaptions and equity swaps                  4,289       18,723         10,523         1,653      35,188     15,685
--------------------------------------------------------------------------------------------------------------------
Total                                      $104,460     $152,129        $85,468       $11,534    $353,591   $345,496
--------------------------------------------------------------------------------------------------------------------
Futures and forward contracts:
Exchange traded futures contracts
  contractual amount                       $  8,709           --             --            --    $  8,709   $  8,290
--------------------------------------------------------------------------------------------------------------------
Over the counter forward contracts
  contractual amount                       $ 32,988     $     66             --            --    $ 33,054   $ 42,898
--------------------------------------------------------------------------------------------------------------------

     AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At June 30, 1999 and December 31, 1998, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                  NET REPLACEMENT VALUE
                                                              ------------------------------
                                                              SWAPS AND       FUTURES AND       TOTAL     TOTAL
                                                              SWAPTIONS    FORWARD CONTRACTS     1999      1998
----------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                          $1,940             $--           $1,940    $2,360
  AA                                                            2,291              54            2,345     3,688
  A                                                             1,113               2            1,115     1,883
  BBB                                                             978               7              985     1,085
  Below investment grade                                          155              --              155       210
----------------------------------------------------------------------------------------------------------------
Total                                                          $6,477             $63           $6,540    $9,226
----------------------------------------------------------------------------------------------------------------

     At June 30, 1999 and December 31, 1998, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                  NET REPLACEMENT VALUE
                                                              ------------------------------
                                                              SWAPS AND       FUTURES AND       TOTAL     TOTAL
                                                              SWAPTIONS    FORWARD CONTRACTS     1999      1998
----------------------------------------------------------------------------------------------------------------
Non-U.S. banks                                                 $2,192             $37           $2,229    $2,877
Insured municipalities                                            511              --              511       784
U.S. industrials                                                  603              --              603     1,125
Governmental                                                      403              --              403       603
Non-U.S. financial service companies                              145              --              145       272
Non-U.S. industrials                                            1,060              --            1,060     1,145
Special purpose                                                   481              --              481       423
U.S. banks                                                        365              26              391       911
U.S. financial service companies                                  496              --              496       932
Supranationals                                                    221              --              221       154
----------------------------------------------------------------------------------------------------------------
Total                                                          $6,477             $63           $6,540    $9,226
----------------------------------------------------------------------------------------------------------------

     The following tables provide the contractual and notional amounts of AIGTG's derivatives portfolio at June 30, 1999 and December 31, 1998. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the June 30, 1999 balances based upon the expected timing of the future cash flows.

     The gross replacement values presented represent the sum of the estimated positive fair values of all of AIGTG's derivatives contracts at June 30, 1999 and December 31, 1998. These values do not represent the credit risk to AIGTG.

     Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss.

     The following tables present AIGTG's derivatives portfolio and the associated credit exposure, if applicable, by maturity and type of derivative at June 30, 1999 and December 31, 1998:

(in millions)
--------------------------------------------------------------------------------

                                                               REMAINING LIFE
                                              ------------------------------------------------
                                                ONE      TWO THROUGH   SIX THROUGH   AFTER TEN    TOTAL      TOTAL
                                                YEAR     FIVE YEARS     TEN YEARS      YEARS       1999       1998
--------------------------------------------------------------------------------------------------------------------
Contractual amount of futures, forwards and
  options:
  Exchange traded futures and options         $ 11,423     $ 3,118       $   67       $   --     $ 14,608   $ 11,836
--------------------------------------------------------------------------------------------------------------------
  Forwards                                    $216,068     $16,845       $2,509       $    7     $235,429   $282,157
--------------------------------------------------------------------------------------------------------------------
  Over the counter purchased options          $ 50,379     $19,098       $4,281       $2,310     $ 76,068   $ 58,860
--------------------------------------------------------------------------------------------------------------------
  Over the counter sold options(a)            $ 50,058     $19,054       $4,726       $2,167     $ 76,005   $ 58,861
--------------------------------------------------------------------------------------------------------------------
Notional amount:
  Interest rate swaps and forward rate
    agreements                                $ 60,407     $26,993       $6,500       $  688     $ 94,588   $110,791
  Currency swaps                                 2,319       4,570          746           --        7,635      7,512
  Swaptions                                        702       6,200        1,831          286        9,019      5,766
--------------------------------------------------------------------------------------------------------------------
Total                                         $ 63,428     $37,763       $9,077       $  974     $111,242   $124,069
--------------------------------------------------------------------------------------------------------------------
Credit exposure:
  Futures, forwards, swaptions and purchased
    options contracts and interest rate and
    currency swaps:
  Gross replacement value                     $  5,345     $ 1,885       $  492       $   86     $  7,808   $  9,791
  Master netting arrangements                   (3,059)     (1,002)        (321)         (65)      (4,447)    (5,610)
  Collateral                                      (147)        (59)         (11)          --         (217)      (359)
--------------------------------------------------------------------------------------------------------------------
Net replacement value(b)                      $  2,139     $   824       $  160       $   21     $  3,144   $  3,822
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

     AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At June 30, 1999 and December 31, 1998, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                 NET REPLACEMENT VALUE
                                                                -----------------------
                                                                 1999             1998
---------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                           $  333           $  462
  AA                                                             1,376            1,821
  A                                                                882            1,066
  BBB                                                              279              221
  Below investment grade                                            29               26
  Not externally rated, including exchange traded futures
    and options*                                                   245              226
---------------------------------------------------------------------------------------
Total                                                           $3,144           $3,822
---------------------------------------------------------------------------------------
Counterparty breakdown by industry:
  Non-U.S. banks                                                $1,126           $1,253
  U.S. industrials                                                 104              381
  Governmental                                                     110              184
  Non-U.S. financial service companies                             200              406
  Non-U.S. industrials                                             503              150
  U.S. banks                                                       360              593
  U.S. financial service companies                                 496              629
  Exchanges*                                                       245              226
---------------------------------------------------------------------------------------
Total                                                           $3,144           $3,822
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

     In June 1998, FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FASB 133). This statement requires AIG to recognize all derivatives in the consolidated balance sheet measuring these derivatives at fair value. The recognition of the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative. Currently, AIGTG and AIGFP present, in all material respects, the changes in fair value of their derivative transactions as a component of AIG's operating income. AIG is evaluating the impact of FASB 133 with respect to derivative transactions entered into by other AIG operations. AIG believes that the impact of FASB 133 on its results of operations, financial condition or liquidity will not be significant. FASB 133 is effective for the year commencing January 1, 2001.

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

     The plan for addressing internal systems includes an assessment of internal IT and non-IT systems and equipment affected by the Year 2000 issue; definition of strategies to address affected systems and equipment; remediation of identified affected systems and equipment; and internal certification that each internal system is Year 2000 compliant. AIG has remediated, tested and returned to production substantially all of its internal IT systems. Internal non-IT systems have been substantially remediated or replaced and subsequently tested for compliance.

     AIG has also initiated formal communications with respect to the Year 2000 issue to those third parties which have significant interaction with AIG. Currently, AIG is unable to ascertain whether all such third parties will successfully address the Year 2000 issue, particularly those third parties outside the United States where it is believed that remediation efforts relating to the Year 2000 issue may be less advanced. While AIG expects to have no interruption of operations as a result of its internal IT and non-IT systems, significant uncertainties remain about the effect on AIG of third parties who are not Year 2000 compliant. AIG will continue to monitor third party Year 2000 issue readiness to determine whether additional or alternative measures may be necessary. In order to limit potential business interruptions caused by third parties who may not be Year 2000 compliant, AIG identified and prioritized all critical business activities and third party relationships, such as banks, vendors, brokers and municipalities. AIG has contacted these parties to obtain information concerning the status of their compliance and is assessing such information. Contingency plans have been developed which may include establishing another source, providing assistance to the party or instituting manual processes on a temporary basis. Contingency plans are being reviewed and approved by senior management of AIG. There can be no assurance that unresolved Year 2000 issues of third parties will not have a material adverse impact on AIG's results of operations, financial condition or liquidity.

     In addition, a comprehensive plan is under development to establish appropriate communication and command structures at all levels of management throughout the world. These plans are currently scheduled to be tested in the Fall of 1999 to insure that sufficient resources will be available for any problems that may occur.

     The project continues to be monitored by an executive steering committee, AIG's internal audit group and an external consulting company that has been retained to monitor the project through completion.

     The costs associated with addressing the Year 2000 issue, including developing and implementing the above stated plans and remediating affected systems and equipment, have approximated $129 million and have been expensed as incurred. AIG estimates that the total costs of the Year 2000 remediation will approximate $175 million.

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

PART II -- OTHER INFORMATION

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on May 19, 1999, the Shareholders of AIG:

     (a) elected nineteen directors as follows:

                                                                      SHARES
                     NOMINEE                        SHARES FOR       WITHHELD
                     -------                       -------------    ----------
M. Bernard Aidinoff..............................  1,102,010,655    19,318,644
Eli Broad........................................  1,107,705,792    13,623,507
Pei-yuan Chia....................................  1,103,416,367    17,912,932
Marshall A. Cohen................................  1,111,172,568    10,156,731
Barber B. Conable, Jr............................  1,110,970,752    10,358,547
Martin S. Feldstein..............................  1,111,306,395    10,022,904
Ellen V. Futter..................................  1,106,852,976    14,476,323
Leslie L. Gonda..................................  1,107,404,462    13,924,837
Evan G. Greenberg................................  1,107,578,241    13,751,058
Maurice R. Greenberg.............................  1,107,588,661    13,740,638
Carla A. Hills...................................  1,102,998,382    18,330,917
Frank J. Hoenemeyer..............................  1,110,965,993    10,363,306
Edward E. Matthews...............................  1,107,581,470    13,747,829
Dean P. Phypers..................................  1,111,027,286    10,302,013
Howard I. Smith..................................  1,107,714,250    13,615,049
Thomas R. Tizzio.................................  1,107,715,049    13,614,250
Edmund S.W. Tse..................................  1,108,145,842    13,183,457
Jay S. Wintrob...................................  1,107,775,788    13,553,511
Frank G. Wisner..................................  1,108,096,276    13,233,023

     (b) approved, by a vote of 1,117,883,598 shares to 1,161,507 shares, with 2,284,194 abstentions, a proposal to select PricewaterhouseCoopers LLP as independent accountants for 1999;

     (c) rejected, by a vote of 248,472,861 shares for and 770,000,959 shares against, with 16,849,462 shares abstaining and 86,006,017 shares not voting, a shareholder proposal requesting AIG to change the composition of the Nominating Committee;

     (d) rejected, by a vote of 68,497,980 shares for and 952,590,352 shares against, with 14,234,950 shares abstaining and 86,006,017 shares not voting, a shareholder proposal requesting AIG to provide a report on certain Board matters;

     (e) rejected, by a vote of 73,637,651 shares for and 929,299,930 shares against, with 32,385,701 shares abstaining and 86,006,017 shares not voting, a shareholder proposal requesting AIG to distribute certain statistical data on employees; and

     (f) rejected, by a vote of 8,000,105 shares for and 998,343,338 shares against, with 28,979,839 shares abstaining and 86,006,017 shares not voting, a shareholder proposal requesting AIG to take certain actions with respect to its business in Switzerland.

ITEM 5 -- OTHER INFORMATION

     Proposals intended for inclusion in next year's proxy statement must be received by December 9, 1999. Under the AIG By-Laws, notice of any other shareholder proposal to be made at the 2000 Annual Meeting of Shareholders must be received not less than 90 nor more than 120 days prior to May 19, 2000 unless the 2000 Annual Meeting is not scheduled to be held on a date between April 19, 2000 and June 18, 2000, in which case notice must be received no less than the later of 90 days prior to the date on which such meeting is scheduled or 10 days after the date on which such meeting date is first publicly announced.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          See accompanying Exhibit Index.

     (b) During the three months ended June 30, 1999, AIG filed a current report on Form 8-K, dated June 3, 1999 (the "Form 8-K"), which reported the restated financial statements and financial statement schedules for the three years ended December 31, 1998 prepared in accordance with Regulation S-X, together with Selected Consolidated Financial Data and Management's Discussion and Analysis of Financial Condition and Results of Operations, to retroactively reflect the acquisition of SunAmerica Inc. as of January 1, 1999, on a pooling of interests basis. Also included were Exhibit 12, Computation of Ratios of Earnings to Fixed Charges, and Exhibit 23, Consent of Independent Accountants. An amendment to the Form 8-K was filed on August 11, 1999.

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

Dated: August 13, 1999

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