Form 10-Q
period 1999-09-30
AMERICAN INTERNATIONAL GROUP INC
filed 1999-11-15
CIK 5272

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

             FOR THE TRANSITION PERIOD FROM           TO

       FOR QUARTER ENDED SEPTEMBER 30, 1999 COMMISSION FILE NUMBER 1-8787

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

                       YES  [ X ]                NO  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1999: 1,548,241,747.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       AMERICAN INTERNATIONAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)
ASSETS:
  Investments and cash:
     Fixed maturities:
       Bonds available for sale, at market value (amortized
        cost: 1999 -- $76,709; 1998 -- $63,873).............    $ 76,023         $ 66,317
       Bonds held to maturity, at amortized cost (market
        value: 1999 -- $12,557; 1998 -- $13,633)............      12,236           12,658
       Bonds trading securities, at market value (cost:
        1999 -- $1,055; 1998 -- $990).......................       1,034            1,005
     Equity securities:
       Common stocks (cost: 1999 -- $5,448;
        1998 -- $5,465).....................................       5,654            5,648
       Non-redeemable preferred stocks (cost: 1999 -- $654;
        1998 -- $628).......................................         632              620
     Mortgage loans on real estate, net of allowance
      (1999 -- $72; 1998 -- $67)............................       7,256            6,702
     Policy Loans...........................................       2,755            2,626
     Collateral and guaranteed loans, net of allowance
      (1999 -- $71; 1998 -- $74)............................       2,207            2,413
     Financial services and asset management assets:
       Flight equipment primarily under operating leases,
        net of accumulated depreciation (1999 -- $2,138;
        1998 -- $2,048).....................................      17,312           16,330
       Securities available for sale, at market value (cost:
        1999 -- $12,696; 1998 -- $10,667)...................      12,731           10,674
       Trading securities, at market value..................       5,392            5,668
       Spot commodities, at market value....................         622              476
       Unrealized gain on interest rate and currency swaps,
        options and forward transactions....................       7,162            9,881
       Trading assets.......................................       5,910            6,229
       Securities purchased under agreements to resell,
          at contract value.................................      10,265            4,838
     Other invested assets..................................       9,772            8,692
     Short-term investments, at cost (approximates market
      value)................................................       6,014            6,739
     Cash...................................................         273              303
                                                                --------         --------
            Total investments and cash......................     183,250          167,819
  Investment income due and accrued.........................       2,123            1,869
  Premiums and insurance balances receivable, net of
     allowance (1999 -- $122; 1998 -- $105).................      12,895           11,679
  Reinsurance assets........................................      18,613           17,744
  Deferred policy acquisition costs.........................       9,111            8,081
  Investments in partially-owned companies..................         348              418
  Real estate and other fixed assets, net of accumulated
     depreciation (1999 -- $1,958; 1998 -- $1,774)..........       2,813            2,738
  Separate and variable accounts............................      25,136           18,662
  Other assets..............................................       5,497            4,666
                                                                --------         --------
            Total assets....................................    $259,786         $233,676
                                                                ========         ========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)
LIABILITIES:
  Reserve for losses and loss expenses......................    $ 38,429         $ 38,310
  Reserve for unearned premiums.............................      11,019           10,009
  Future policy benefits for life and accident and health
     insurance contracts....................................      33,144           29,571
  Policyholders' contract deposits..........................      41,889           33,924
  Other policyholders' funds................................       3,120            2,720
  Reserve for commissions, expenses and taxes...............       2,774            2,225
  Insurance balances payable................................       1,975            2,283
  Funds held by companies under reinsurance treaties........         866              837
  Income taxes payable:
     Current................................................         636              224
     Deferred...............................................         576            1,247
  Financial services and asset management liabilities:
     Borrowings under obligations of guaranteed investment
      agreements............................................       8,822            9,188
     Securities sold under agreements to repurchase, at
      contract value........................................       7,534            4,473
     Trading liabilities....................................       3,946            4,664
     Securities and spot commodities sold but not yet
      purchased, at market value............................       5,973            4,457
     Unrealized loss on interest rate and currency swaps,
      options and forward transactions......................       7,062            7,055
     Trust deposits and deposits due to banks and other
      depositors............................................       2,065            1,682
     Commercial paper.......................................       2,548            3,204
     Notes, bonds and loans payable.........................      17,362           15,249
  Commercial paper..........................................       1,128            1,432
  Notes, bonds, loans and mortgages payable.................       2,690            2,837
  Separate and variable accounts............................      25,136           18,662
  Minority interests........................................       1,373            1,590
  Other liabilities.........................................       6,524            6,815
                                                                --------         --------
          Total liabilities.................................     226,591          202,658
                                                                --------         --------
  Preferred shareholders' equity in subsidiary company......         895              895
                                                                --------         --------
CAPITAL FUNDS:
  Preferred stock...........................................          --              248
  Common stock, $2.50 par value; 2,000,000,000 shares
     authorized; shares issued 1999 -- 1,660,707,090;
     1998 -- 1,313,510,800..................................       4,152            3,284
  Additional paid-in capital................................       2,077            1,319
  Retained earnings.........................................      29,806           27,110
  Accumulated other comprehensive income....................      (1,853)             (10)
  Treasury stock, at cost; 1999 -- 112,465,343;
     1998 -- 96,373,983 shares of common stock..............      (1,882)          (1,828)
                                                                --------         --------
          Total capital funds...............................      32,300           30,123
                                                                --------         --------
          Total liabilities and capital funds...............    $259,786         $233,676
                                                                ========         ========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               NINE MONTHS               THREE MONTHS
                                                           ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                           --------------------      --------------------
                                                            1999         1998         1999         1998
                                                           -------      -------      -------      -------
General insurance operations:
Net premiums written.....................................  $12,217      $10,759      $3,972       $3,760
  Change in unearned premium reserve.....................     (839)        (440)       (347)         (61)
                                                           -------      -------      ------       ------
  Net premiums earned....................................   11,378       10,319       3,625        3,699
  Net investment income..................................    1,869        1,587         632          584
  Realized capital gains.................................      211          169          72           73
                                                           -------      -------      ------       ------
                                                            13,458       12,075       4,329        4,356
                                                           -------      -------      ------       ------
  Losses and loss expenses incurred......................    8,543        7,841       2,756        2,801
  Underwriting expenses..................................    2,288        2,073         740          774
                                                           -------      -------      ------       ------
                                                            10,831        9,914       3,496        3,575
                                                           -------      -------      ------       ------
  Operating income.......................................    2,627        2,161         833          781
                                                           -------      -------      ------       ------
Life insurance operations:
  Premium income.........................................    8,624        7,425       2,767        2,420
  Net investment income..................................    4,549        3,790       1,512        1,277
  Realized capital losses................................      (62)         (17)        (13)          (9)
                                                           -------      -------      ------       ------
                                                            13,111       11,198       4,266        3,688
                                                           -------      -------      ------       ------
  Death and other benefits...............................    3,598        3,183       1,228        1,091
  Increase in future policy benefits.....................    5,025        4,158       1,511        1,276
  Acquisition and insurance expenses.....................    2,352        2,079         777          704
                                                           -------      -------      ------       ------
                                                            10,975        9,420       3,516        3,071
                                                           -------      -------      ------       ------
  Operating income.......................................    2,136        1,778         750          617
                                                           -------      -------      ------       ------
Financial services operating income......................      756          602         250          227
Asset management operating income........................      218          140          87           45
Equity in income of minority-owned insurance
  operations.............................................       --           57          --           --
Other realized capital losses............................      (18)         (11)         (5)          (8)
Other income (deductions) -- net.........................     (135)        (106)        (48)         (38)
                                                           -------      -------      ------       ------
Income before income taxes and minority interest.........    5,584        4,621       1,867        1,624
                                                           -------      -------      ------       ------
Income taxes (benefits) -- Current.......................    1,314        1,016         565          385
                          -- Deferred....................      326          311         (16)          85
                                                           -------      -------      ------       ------
                                                             1,640        1,327         549          470
                                                           -------      -------      ------       ------
Income before minority interest..........................    3,944        3,294       1,318        1,154
                                                           -------      -------      ------       ------
Minority interest........................................     (201)        (132)        (51)         (78)
                                                           -------      -------      ------       ------
Net income...............................................  $ 3,743      $ 3,162      $1,267       $1,076
                                                           =======      =======      ======       ======
Earnings per common share*
  Basic..................................................  $  2.42      $  2.08      $ 0.82       $ 0.71
                                                           =======      =======      ======       ======
  Diluted................................................  $  2.39      $  2.03      $ 0.81       $ 0.69
                                                           =======      =======      ======       ======
Cash dividends per common share*.........................  $ 0.140      $ 0.125      $0.050       $0.045
                                                           =======      =======      ======       ======
Average shares outstanding*
  Basic..................................................    1,548        1,518       1,548        1,519
                                                           -------      -------      ------       ------
  Diluted................................................    1,567        1,555       1,568        1,553
                                                           -------      -------      ------       ------

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

                       AMERICAN INTERNATIONAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Cash Flows From Operating Activities:
Net Income..................................................  $ 3,743    $ 3,162
                                                              =======    =======
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Non-cash revenues, expenses, gains and losses included in
     income:
  Change in:
     General and life insurance reserves....................    4,971      3,055
     Premiums and insurance balances receivable and
      payable -- net........................................   (1,524)    (1,219)
     Reinsurance assets.....................................     (869)      (345)
     Deferred policy acquisition costs......................   (1,030)      (272)
     Investment income due and accrued......................     (254)      (353)
     Funds held under reinsurance treaties..................       29        (30)
     Other policyholders' funds.............................      400         56
     Current and deferred income taxes -- net...............      738        413
     Reserve for commissions, expenses and taxes............      549        281
     Other assets and liabilities -- net....................     (965)      (741)
     Trading assets and liabilities -- net..................     (399)       696
     Trading securities, at market value....................      275     (2,404)
     Spot commodities, at market value......................     (146)        --
     Net unrealized gain on interest rate and currency
      swaps, options and forward transactions...............    2,726     (1,202)
     Securities purchased under agreements to resell........   (5,427)      (419)
     Securities sold under agreements to repurchase.........    3,061      1,053
     Securities and spot commodities sold but not yet
      purchased, at market value............................    1,516       (334)
  Realized capital gains....................................     (131)      (141)
  Equity in income of partially-owned companies and other
     invested assets........................................     (225)      (152)
  Depreciation expenses, principally flight equipment.......      928        678
  Change in cumulative translation adjustments..............     (352)      (160)
  Other -- net..............................................      338        147
                                                              -------    -------
  Total Adjustments.........................................    4,209     (1,393)
                                                              -------    -------
Net cash provided by operating activities...................  $ 7,952    $ 1,769
                                                              =======    =======

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Cash Flows From Investing Activities:
  Cost of fixed maturities, at amortized cost matured or
    redeemed................................................  $    775    $  1,083
  Cost of bonds, at market sold.............................    22,426      20,826
  Cost of bonds, at market matured or redeemed..............     6,468       6,260
  Cost of equity securities sold............................     3,263       2,118
  Realized capital gains....................................       131         141
  Purchases of fixed maturities.............................   (42,093)    (30,935)
  Purchases of equity securities............................    (2,636)     (1,939)
  Acquisition of 20th Century, net of cash acquired.........        --        (482)
  Mortgage, policy and collateral loans granted.............    (2,936)     (2,717)
  Repayments of mortgage, policy and collateral loans.......     2,461       1,670
  Sales of securities available for sale....................     1,598       2,274
  Maturities of securities available for sale...............       710       1,897
  Purchases of securities available for sale................    (4,366)     (4,344)
  Sales of flight equipment.................................     1,206         523
  Purchases of flight equipment.............................    (2,825)     (2,549)
  Net additions to real estate and other fixed assets.......      (365)       (290)
  Sales or distributions of other invested assets...........     2,381       1,980
  Investments in other invested assets......................    (3,470)     (3,715)
  Change in short-term investments..........................        85         128
  Investments in partially-owned companies..................        49         (35)
                                                              --------    --------
Net cash used in investing activities.......................   (17,138)     (8,106)
                                                              --------    --------
Cash Flows From Financing Activities:
  Change in policyholders' contract deposits................     7,965       3,222
  Change in trust deposits due to banks and other
    depositors..............................................       383        (527)
  Change in commercial paper................................      (960)        915
  Proceeds from notes, bonds, loans and mortgages payable...     6,778       6,074
  Repayments on notes, bonds, loans and mortgages payable...    (4,820)     (3,341)
  Proceeds from guaranteed investment agreements............     3,298       3,860
  Maturities of guaranteed investment agreements............    (3,664)     (3,448)
  Proceeds from common stock issued.........................       182          28
  Cash dividends to shareholders............................      (225)       (234)
  Acquisition of treasury stock.............................      (225)        (38)
  Proceeds from redemption of Premium Equity Redemption
    Cumulative Security Units...............................       431          --
  Other -- net..............................................        13         (51)
                                                              --------    --------
Net cash provided by financing activities...................     9,156       6,460
                                                              --------    --------
Change in cash..............................................       (30)        123
Cash at beginning of period.................................       303          87
                                                              --------    --------
Cash at end of period.......................................  $    273    $    210
                                                              ========    ========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               NINE MONTHS            THREE MONTHS
                                                           ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                           --------------------   --------------------
                                                             1999        1998       1999       1998
                                                           ---------   --------   --------   ---------
Net income...............................................   $ 3,743     $3,162     $1,267     $ 1,076
Other comprehensive income:
  Unrealized depreciation of investments -- net of
     reclassification adjustments........................    (2,329)      (903)      (985)     (1,125)
     Deferred income tax benefit on changes..............       843        339        344         392
  Foreign currency translation adjustments...............      (352)      (160)       (73)        (28)
     Applicable income tax (expense) benefit on
       changes...........................................        (5)        13        (10)         (6)
                                                            -------     ------     ------     -------
Other comprehensive income...............................    (1,843)      (711)      (724)       (767)
                                                            -------     ------     ------     -------
Comprehensive income.....................................   $ 1,900     $2,451     $  543     $   309
                                                            =======     ======     ======     =======

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

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

    The following is a reconciliation of the individual company results to the combined results for the first nine months and third quarter of 1998: (in millions)

                                     NINE MONTHS                     THREE MONTHS
                                 ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                            ------------------------------   ----------------------------
                              AIG     SUNAMERICA    TOTAL     AIG     SUNAMERICA   TOTAL
                            -------   ----------   -------   ------   ----------   ------
Revenues..................  $24,231     $1,825     $26,056   $8,400      $639      $9,039
Net income................  $ 2,760     $  402     $ 3,162   $  932      $144      $1,076

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

    Cash dividends per common share reflect the adjustment for a common stock split in the form of a 25 percent common stock dividend paid July 30, 1999. The quarterly dividend rate per common share, commencing with the dividend paid September 17, 1999 is $0.05.

d) Supplemental cash flow information for the nine month periods ended September 30, 1999 and 1998 is as follows:

                                                             1999      1998
                                                            ------    ------
                                                             (IN MILLIONS)
Income taxes paid.........................................  $  909    $  872
Interest paid.............................................  $1,531    $1,376

e)  Segment Information:

    The following table summarizes the operations by major operating segment for the first nine months and third quarter of 1999 and 1998 (in millions):

                                                                     OPERATING SEGMENTS
                                                        --------------------------------------------
                                                            NINE MONTHS             THREE MONTHS
                                                        ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                        --------------------    --------------------
                                                          1999        1998       1999         1998
                                                        --------    --------    -------      -------
Revenues(1):
General Insurance.....................................  $13,458     $12,075     $4,329       $4,356
  Life Insurance......................................   13,111      11,198      4,266        3,688
  Financial Services..................................    2,402       2,218        799          821
  Asset Management....................................      705         519        249          182
  Other(2)............................................      (18)         46         (5)          (8)
                                                        -------     -------     ------       ------
    Total.............................................  $29,658     $26,056     $9,638       $9,039
                                                        =======     =======     ======       ======
Operating income:
  General Insurance...................................  $ 2,627     $ 2,161     $  833       $  781
  Life Insurance......................................    2,136       1,778        750          617
  Financial Services..................................      756         602        250          227
  Asset Management....................................      218         140         87           45
  Other(2)............................................     (153)        (60)       (53)         (46)
                                                        -------     -------     ------       ------
    Total.............................................  $ 5,584     $ 4,621     $1,867       $1,624
                                                        =======     =======     ======       ======

    -------------------

    (1) Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transactions and other fees, asset management commissions and other fees, equity in income of minority-owned insurance operations, and realized capital gains (losses).

    (2) Includes AIG Parent and other operations which are not required to be reported separately, other income (deductions) -- net, and adjustments and eliminations.

    The following table summarizes AIG's general insurance operations by major reporting group for the first nine months and third quarter of 1999 and 1998 (in millions):

                                                                     GENERAL INSURANCE
                                                        --------------------------------------------
                                                            NINE MONTHS             THREE MONTHS
                                                        ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                        --------------------    --------------------
                                                          1999        1998       1999         1998
                                                        --------    --------    -------      -------
Revenues:
Domestic Brokerage Group..............................  $ 7,088     $ 7,107     $2,266       $2,403
  Foreign General.....................................    4,360       3,684      1,361        1,382
  Other...............................................    2,010       1,284        702          571
                                                        -------     -------     ------       ------
    Total.............................................  $13,458     $12,075     $4,329       $4,356
                                                        =======     =======     ======       ======
Operating income before realized capital gains(1):
  Domestic Brokerage Group............................  $ 1,276     $   975     $  435       $  331
  Foreign General.....................................      699         711        185          243
  Other...............................................      441         306        141          134
                                                        -------     -------     ------       ------
    Total.............................................  $ 2,416     $ 1,992     $  761       $  708
                                                        =======     =======     ======       ======

    -------------------

    (1) Realized capital gains are not deemed to be an integral part of AIG's general insurance operations' internal reporting groups.

    The following table summarizes AIG's life insurance operations by major reporting group for the first nine months and third quarter of 1999 and 1998 (in millions):

                                                                      LIFE INSURANCE
                                                          --------------------------------------
                                                             NINE MONTHS          THREE MONTHS
                                                                ENDED                ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                          ------------------    ----------------
                                                           1999       1998       1999      1998
                                                          -------    -------    ------    ------
Revenues:
American International Assurance Company Ltd. and Nan
Shan Life Insurance Company, Ltd. ......................  $ 5,994    $ 5,150    $1,983    $1,645
  American Life Insurance Company.......................    3,601      3,012     1,075     1,026
  Domestic life.........................................    3,221      2,750     1,113       933
  Other.................................................      295        286        95        84
                                                          -------    -------    ------    ------
    Total...............................................  $13,111    $11,198    $4,266    $3,688
                                                          =======    =======    ======    ======
Operating income before realized capital gains(1):
  American International Assurance Company Ltd. and Nan
    Shan Life Insurance Company, Ltd. ..................  $   866    $   754    $  305    $  273
  American Life Insurance Company.......................      508        423       169       139
  Domestic life.........................................      777        577       273       203
  Other.................................................       47         41        16        11
                                                          -------    -------    ------    ------
    Total...............................................  $ 2,198    $ 1,795    $  763    $  626
                                                          =======    =======    ======    ======

    -------------------
    (1) Realized capital gains are not deemed to be an integral part of AIG's life insurance operations' internal reporting groups.

    The following table summarizes AIG's financial services operations by major reporting group for the first nine months and third quarter of 1999 and 1998 (in millions):

                                                                      FINANCIAL SERVICES
                                                              ----------------------------------
                                                                NINE MONTHS        THREE MONTHS
                                                                   ENDED              ENDED
                                                               SEPTEMBER 30,      SEPTEMBER 30,
                                                              ----------------    --------------
                                                               1999      1998     1999     1998
                                                              ------    ------    -----    -----
Revenues:
International Lease Finance Corporation ....................  $1,635    $1,474    $558     $511
  AIG Financial Products Corp. .............................     495       354     189      147
  AIG Trading Group Inc. ...................................     153       316      25      121
  Other.....................................................     119        74      27       42
                                                              ------    ------    ----     ----
    Total...................................................  $2,402    $2,218    $799     $821
                                                              ======    ======    ====     ====
Operating income:
  International Lease Finance Corporation ..................  $  430    $  353    $146     $123
  AIG Financial Products Corp. .............................     316       202     120       83
  AIG Trading Group Inc. ...................................      77       105      10       41
  Other.....................................................     (67)      (58)    (26)     (20)
                                                              ------    ------    ----     ----
    Total...................................................  $  756    $  602    $250     $227
                                                              ======    ======    ====     ====

f) Statement of Accounting Standards No. 130 "Comprehensive Income" (FASB 130) establishes standards for reporting comprehensive income and its components as part of capital funds. The reclassification adjustments with respect to available for sale securities were $131 million and $141 million for the first nine months and $54 million and $56 million for the third quarter of 1999 and 1998, respectively.

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

     The Domestic Brokerage Group (DBG) is the primary domestic division. DBG writes substantially all classes of business insurance, accepting such business mainly from insurance brokers. This provides DBG the opportunity to select specialized markets and retain underwriting control. Any licensed broker is able to submit business to DBG without the traditional agent-company contractual relationship, but such broker usually has no authority to commit DBG to accept a risk.

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

General insurance operations for the nine month periods ending September 30, 1999 and 1998 were as follows:

(in millions)
------------------------------------------------------

                                        1999       1998
-------------------------------------------------------
Net premiums written:
Domestic                             $ 8,040    $ 7,224
  Foreign                              4,177      3,535
-------------------------------------------------------
Total                                $12,217    $10,759
-------------------------------------------------------
Net premiums earned:
  Domestic                           $ 7,385    $ 6,984
  Foreign                              3,993      3,335
-------------------------------------------------------
Total                                $11,378    $10,319
-------------------------------------------------------
Adjusted underwriting profit:
  Domestic                           $   250    $    16
  Foreign                                297        389
-------------------------------------------------------
Total                                $   547    $   405
-------------------------------------------------------
Net investment income:
  Domestic                           $ 1,467    $ 1,265
  Foreign                                402        322
-------------------------------------------------------
Total                                $ 1,869    $ 1,587
-------------------------------------------------------
Operating income before realized
  capital gains:
  Domestic                           $ 1,717    $ 1,281
  Foreign                                699        711
-------------------------------------------------------
Total                                  2,416      1,992
Realized capital gains                   211        169
-------------------------------------------------------
Operating income                     $ 2,627    $ 2,161
-------------------------------------------------------

     During the first nine months of 1999, AIG's net premiums written and net premiums earned increased 13.6 percent and 10.3 percent, respectively, from those of 1998.

     General insurance domestic net premiums written and net premiums earned for the nine month periods ending September 30, 1999 and 1998 were as follows:

(in millions)
------------------------------------------------------

                                       1999        1998
-------------------------------------------------------
Net premiums written:
DBG                                  $6,138      $6,037
  Personal Lines                      1,611         918
  Mortgage Guaranty                     291         269
-------------------------------------------------------
Total                                $8,040      $7,224
-------------------------------------------------------
Net premiums earned:
  DBG                                $5,569      $5,835
  Personal Lines                      1,525         868
  Mortgage Guaranty                     291         281
-------------------------------------------------------
Total                                $7,385      $6,984
-------------------------------------------------------

     The commercial insurance market remains highly competitive and excessively capitalized, both domestically and overseas. DBG has been able to sustain some growth in various specialty markets, such as pollution, warranty and risk finance, where AIG provides cost effective coverages for large complex risks, underwriting flexibility, and creative risk financing solutions; however, during the first nine months of 1999, DBG declined to renew $370 million of domestic business where underwriting and pricing standards could not be achieved. Non-renewed policies were principally in the workers' compensation, traditional casualty and property lines of business.

     As reflected in the preceding table showing the distribution of net premiums written and net premiums earned, domestic growth was primarily achieved through the growth in the personal auto insurance segment of Personal Lines. Personal Lines net premiums written increased $693 million in the first nine months of 1999 over the same period of 1998. The consolidation of 20th Century Industries for nine months in 1999 compared to three months in 1998 accounted for the most significant part of the increase, $381 million. The balance of the increase was related principally to higher voluntary auto premiums produced by the mass marketing and specialty auto divisions of Personal Lines.

     Growth of 18.2 percent and 19.7 percent for foreign general insurance net premiums written and net premiums earned, respectively, in the first nine months of 1999 over 1998 reflects growth of operations in the United Kingdom, the Far East, and the consolidation of Transatlantic's foreign operations for nine months in 1999 compared to three months in 1998. Foreign general insurance operations produced 34.2 percent of the general insurance net premiums written in the first nine months of 1999 and 32.9 percent in 1998.

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

     AIG, along with most general insurance entities, uses the loss ratio, the expense ratio and the combined ratio as measures of performance. The loss ratio is derived as the sum of losses and loss expenses incurred divided by net premiums earned. The expense ratio is derived as statutory underwriting expenses divided by net premiums written. The combined ratio is the sum of the loss ratio and the expense ratio. These ratios are relative measurements that describe for every $100 of net premiums earned or written, the cost of losses and statutory expenses, respectively. The combined ratio presents the total cost per $100 of premium production. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting loss. The statutory general insurance ratios were as follows:
------------------------------------------------------

                                       1999        1998
-------------------------------------------------------
Domestic:
Loss Ratio                            81.24       84.63
  Expense Ratio                       15.93       15.35
-------------------------------------------------------
Combined Ratio                        97.17       99.98
-------------------------------------------------------
Foreign:
  Loss Ratio                          63.68       57.90
  Expense Ratio                       28.93       30.32
-------------------------------------------------------
Combined Ratio                        92.61       88.22
-------------------------------------------------------
Consolidated:
  Loss Ratio                          75.08       75.99
  Expense Ratio                       20.37       20.27
-------------------------------------------------------
Combined Ratio                        95.45       96.26
-------------------------------------------------------

     AIG believes that underwriting profit is the true measure of the performance of the core business of a general insurance company.

     Underwriting profit is measured two ways: statutory underwriting profit and Generally Accepted Accounting Principles (GAAP) underwriting profit.

     Statutory underwriting profit is arrived at by reducing net premiums earned by net losses incurred and net expenses incurred. Statutory accounting differs from GAAP, as statutory accounting requires immediate expense recognition and ignores the matching of revenues and expenses as required by GAAP. That is, for statutory purposes, all expenses, most specifically acquisition expenses, are recognized immediately which is not consistent with the revenues earned.

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

     The adjusted underwriting profits were $547 million in the first nine months of 1999 and $405 million in the same period of 1998. The regulatory, product type and competitive environment as well as the degree of litigation activity in any one country varies significantly. These factors have a direct impact on pricing and consequently profitability as reflected by adjusted underwriting profit and statutory general insurance ratios. The results reflect the consolidation of Transatlantic and 20th Century for nine months in 1999 compared to three months in 1998.

     AIG's results reflect the net impact of incurred losses from catastrophes approximating $73 million and $83 million in 1999 and 1998, respectively. AIG's gross incurred losses from catastrophes approximated $180 million and $400 million in 1999 and 1998, respectively.

     If catastrophes were excluded from the losses incurred in each period, the pro forma consolidated statutory general insurance ratios would be as follows:

--------------------------------------------------------
                                           1999    1998
--------------------------------------------------------
Loss Ratio                                 74.44   75.18
Expense Ratio                              20.37   20.27
--------------------------------------------------------
Combined Ratio                             94.81   95.45
--------------------------------------------------------

     AIG presents calculations of general insurance ratios which exclude catastrophe losses because the impact of catastrophes can fluctuate widely from period to period making comparisons of recurring type business more difficult. Thus, the pro forma results are comparable and allow the reader to focus on the results of AIG's core business, underwriting.

     AIG's ability to maintain its combined ratio below 100 is primarily attributable to the profitability of AIG's Foreign General insurance operations and AIG's emphasis on maintaining its disciplined underwriting, especially in the domestic specialty markets. In addition, AIG does not seek net premium growth where rates do not adequately reflect its assessment of exposures.

     General insurance net investment income in the first nine months of 1999 increased 17.8 percent when compared to the same period of 1998. The growth in net investment income in 1999 was primarily attributable to new cash flow for investment and the consolidation of Transatlantic and 20th Century Industries for nine months in 1999 compared to three months in 1998. The new cash flow was generated from net general insurance operating cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     General insurance realized capital gains were $211 million in the first nine months of 1999 and $169 million in 1998. These realized gains resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

     General insurance operating income in the first nine months of 1999 increased 21.5 percent when compared to the same period of 1998. The contribution of general insurance operating income to income before income taxes and minority interest was 47.1 percent in 1999 compared to 46.8 percent in 1998.

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

     AIG's general reinsurance assets amounted to $18.38 billion and resulted from AIG's reinsurance arrangements. Thus, a credit exposure existed at September 30, 1999 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 1998, approximately 50 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances were collateralized. The remaining 50 percent of the general reinsurance assets were from authorized reinsurers and over 93 percent of such balances are from reinsurers rated A-(excellent) or better, as rated by A.M. Best. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Through September 30, 1999, these distribution percentages have not significantly changed.

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

     At September 30, 1999, the consolidated general reinsurance assets of $18.38 billion include reinsurance recoverables for paid losses and loss expenses of $2.20 billion and $13.73 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported
(IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently. It is AIG's belief that the ceded reserves at September 30, 1999 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

     At September 30, 1999, general insurance reserves for losses and loss expenses (loss reserves) amounted to $38.43 billion. These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses and amounts of discounting related to certain workers' compensation claims. At September 30, 1999, general insurance net loss reserves increased $76 million to $24.70 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at September 30, 1999. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on such future results of operations.

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

     A variety of actuarial methods and assumptions are normally employed to estimate net losses for long tail casualty lines. These methods ordinarily involve the use of loss trend factors intended to reflect the estimated annual growth in loss costs from one accident year to the next. For the majority of long tail casualty lines, net loss trend factors approximated five percent. Loss trend factors reflect many items including changes in claims handling, exposure and policy forms and current and future estimates of monetary inflation and social inflation. Thus, many factors are implicitly considered in estimating the year to year growth in loss costs. Therefore, AIG's carried net long tail loss reserves are judgmentally set as well as tested for reasonableness using the most appropriate loss trend factors for each class of business. In the evaluation of AIG's net loss reserves, loss trend factors vary slightly, depending on the particular class and nature of the business involved. These factors are periodically reviewed and subsequently adjusted, as appropriate, to reflect emerging trends which are based upon past loss experience.

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

     In the interim, AIG and other industry members have and will continue to litigate the broaden-ing judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims with the same degree of reliability as is the case for other types of claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by the changes in Superfund and waste dump site coverage issues. Although the estimated liabilities for these claims are subject to a significantly greater margin of error than for other claims, the reserves carried for these claims at September 30, 1999 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. (See the previous discussion on reinsurance collectibility herein.)

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

     A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at September 30, 1999 and 1998 was as follows:

(in millions)
------------------------------------------------------------
                                   1999            1998
                               -------------   -------------
                               GROSS    Net    Gross    Net
------------------------------------------------------------
Asbestos:
Reserve for losses and loss
expenses at beginning of year  $  964   $259   $  842   $195
Losses and loss expenses
  incurred                        366     57      259     75
Losses and loss expenses paid    (200)   (39)    (194)   (37)
------------------------------------------------------------
Reserve for losses and loss
  expenses at end of period    $1,130   $277   $  907   $233
------------------------------------------------------------
Environmental:
Reserve for losses and loss
  expenses at beginning of
  year                         $1,536   $604   $1,467   $593
Losses and loss expenses
  incurred                         77     22      130     60
Losses and loss expenses paid    (104)   (46)    (170)   (70)
------------------------------------------------------------
Reserve for losses and loss
  expenses at end of period    $1,509   $580   $1,427   $583
------------------------------------------------------------
Combined:
Reserve for losses and loss
  expenses at beginning of
  year                         $2,500   $863   $2,309   $788
Losses and loss expenses
  incurred                        443     79      389    135
Losses and loss expenses paid    (304)   (85)    (364)  (107)
------------------------------------------------------------
Reserve for losses and loss
  expenses at end of period    $2,639   $857   $2,334   $816
------------------------------------------------------------

     The gross and net IBNR included in the aforementioned reserve for losses and loss expenses at September 30, 1999 and December 31, 1998 were estimated as follows:

(in millions)
------------------------------------------------------

                                   1999            1998
                               -------------   -------------
                               GROSS    Net    Gross    Net
------------------------------------------------------------
Combined                       $  933   $322   $  979   $359
------------------------------------------------------------

     A summary of asbestos and environmental claims count activity for the nine month periods ended September 30, 1999 and 1998 was as follows:

---------------------------------------------------------------------------------------------------------------------
                                                        1999                                     1998
                                         -----------------------------------      -----------------------------------
                                         ASBESTOS   ENVIRONMENTAL   Combined      Asbestos   Environmental   Combined
---------------------------------------------------------------------------------------------------------------------
Claims at beginning of year               6,388        16,560        22,948        6,150        17,422        23,572
Claims during period:
  Opened                                    715         1,792         2,507          652         2,405         3,057
  Settled                                  (206)         (717)         (923)         (51)         (460)         (511)
  Dismissed or otherwise resolved          (307)       (3,748)       (4,055)        (482)       (2,780)       (3,262)
---------------------------------------------------------------------------------------------------------------------
Claims at end of period                   6,590        13,887        20,477        6,269        16,587        22,856
---------------------------------------------------------------------------------------------------------------------

     The average cost per claim settled, dismissed or otherwise resolved for the nine month periods ended September 30, 1999 and 1998 was as follows:
------------------------------------------------------

                              1999                     1998
                       -------------------      -------------------
                        GROSS        Net         Gross        Net
-------------------------------------------------------------------
Asbestos               $390,300    $77,400      $363,200    $69,200
Environmental            23,200     10,200        52,700     21,500
Combined                 61,100     17,200        96,500     28,200
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

     AIG's survival ratios for involuntary asbestos and environmental claims, separately and combined, were based upon a three year average payment. These ratios at September 30, 1999 and 1998 were as follows:
------------------------------------------------------

                            1999                1998
                       --------------      --------------
                       GROSS     Net       Gross     Net
---------------------------------------------------------
Involuntary survival
ratios:
Asbestos                 4.0      5.3        3.2      4.2
Environmental           17.0     18.1       16.3     17.5
Combined                 9.2     13.6        7.0      9.9
---------------------------------------------------------

     AIG's operations are negatively impacted under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company's future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits for 1998 were $16 million. Based upon current information, AIG does not anticipate that its net assessment will be significantly different in 1999.

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

     AIG's three principal overseas life operations are American Life Insurance Company (ALICO), American International Assurance Company, Limited together with American International Assurance Company (Bermuda) Limited (AIA) and Nan Shan Life Insurance Company, Ltd. (Nan Shan). ALICO is incorporated in Delaware and all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in approximately 50 countries located in Europe, Africa, Latin America, the Caribbean, the Middle East, and the Far East, with Japan being the largest territory. AIA operates primarily in Hong Kong, Singapore, Malaysia and Thailand. Nan Shan operates in Taiwan. AIG's domestic life operations are comprised of two separate operations, AIG's domestic life companies and the life insurance subsidiaries of SunAmerica Inc. (SunAmerica), a Delaware corporation which owns substantially all of the subsidiaries which were owned by SunAmerica Inc., the Maryland corporation which was merged into AIG. Both of these operations sell primarily financial and investment type products. (See also Note (e) of Notes to Financial Statements.)

     Life insurance operations for the nine month periods ending September 30, 1999 and 1998 were as follows:

(in millions)
------------------------------------------------------

                                       1999       1998
--------------------------------------------------------
Premium income:
Domestic                             $    675   $    591
  Foreign                               7,949      6,834
--------------------------------------------------------
Total                                $  8,624   $  7,425
--------------------------------------------------------
Net investment income:
  Domestic                           $  2,600   $  2,149
  Foreign                               1,949      1,641
--------------------------------------------------------
Total                                $  4,549   $  3,790
--------------------------------------------------------
Operating income before realized
  capital losses:
  Domestic                           $    777   $    577
  Foreign                               1,421      1,218
--------------------------------------------------------
Total                                   2,198      1,795
Realized capital losses                   (62)       (17)
--------------------------------------------------------
Operating income                     $  2,136   $  1,778
--------------------------------------------------------
Life insurance in-force:*
  Domestic                           $103,480   $ 65,705
  Foreign                             476,808    437,944
--------------------------------------------------------
Total                                $580,288   $503,649
--------------------------------------------------------

* Amounts presented were as at September 30, 1999 and December 31, 1998, respectively.

     AIG's life premium income during the first nine months of 1999 represented a 16.1 percent increase from the same period in 1998. Foreign life operations produced 92.2 percent and 92.0 percent of the life premium income in 1999 and 1998, respectively.

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

     Life insurance net investment income increased 20.0 percent during the first nine months of 1999. The growth in net investment income was primarily attributable to both foreign and domestic operations new cash flow for investment. The new cash flow was generated from life insurance operations and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     Life insurance realized capital losses were $62 million in 1999 and $17 million in 1998. These realized capital losses resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

     Life insurance operating income during the first nine months of 1999 increased 20.2 percent to $2.14 billion. Excluding realized capital losses from life insurance operating income, the percent increase would be 22.5. The contribution of life insurance operating income to income before income taxes and minority interest amounted to 38.3 percent during the first nine months of 1999 compared to 38.5 percent in the same period of 1998.

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

     AIG Financial Products Corp. and its subsidiaries (AIGFP) structure financial transactions, including long-dated interest rate and currency swaps and structure borrowings through notes, bonds and guaranteed investment agreements. (See also Note (e) of Notes to Financial Statements.)

     AIG Trading Group Inc. and its subsidiaries (AIGTG) engage in various commodities trading, foreign exchange trading, interest rate swaps and market making activities. (See also Note (e) of Notes to Financial Statements.)

     Financial services operations for the nine month periods ending September 30, 1999 and 1998 were as follows:

(in millions)
------------------------------------------------------

                                         1999      1998
--------------------------------------------------------
Revenues:
International Lease Finance
Corporation                             $1,635    $1,474
AIG Financial Products Corp.*              495       354
AIG Trading Group Inc.*                    153       316
Other                                      119        74
--------------------------------------------------------
Total                                   $2,402    $2,218
--------------------------------------------------------
Operating income:
International Lease Finance
  Corporation                           $  430    $  353
AIG Financial Products Corp.               316       202
AIG Trading Group Inc.                      77       105
Other, including intercompany
  adjustments                              (67)      (58)
--------------------------------------------------------
Total                                   $  756    $  602
--------------------------------------------------------

* Represents net trading revenues.

     Financial services operating income increased 25.5 percent in the first nine months of 1999 over 1998.

     Financial services operating income represented 13.5 percent of AIG's income before income taxes and minority interest in the first nine months of 1999. This compares to 13.0 percent in the same period of 1998.

     ILFC generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in the first nine months of 1999 increased 10.9 percent from 1998. The revenue growth resulted primarily from the increase in flight equipment available for operating lease and the increase in the relative cost of the leased fleet. Approximately 20 percent of ILFC's operating lease revenues are derived from U.S. and Canadian airlines. During the first nine months of 1999, operating income increased 21.6 percent from 1998. The composite borrowing rates at the end of the first nine months of 1999 and 1998 were 6.03 percent and 6.18 percent, respectively. (See also the discussions under "Capital Resources" and "Liquidity" herein and Note (e) of Notes to Financial Statements.)

     ILFC is exposed to loss through non-performance of aircraft lessees, through owning aircraft which it would be unable to sell or re-lease at acceptable rates at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At September 30, 1999, there were 340 aircraft subject to operating leases and there was one aircraft off lease. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     AIGFP participates in the derivatives dealer market conducting, primarily as principal, an interest rate, currency, equity and credit derivative products business. AIGFP also enters into structured transactions including long-dated forward foreign exchange contracts, option transactions, liquidity facilities and investment agreements and invests in a diversified portfolio of securities. AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than from speculative transactions. Revenues in the first nine months of 1999 increased 40.0 percent from the same period of 1998. During the first nine months of 1999, operating income increased 56.6 percent from the same period of 1998. As AIGFP is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein and Note (e) of Notes to Financial Statements.)

     AIGTG derives a substantial portion of their revenues from market making and trading activities, as principals, in foreign exchange, interest rates and precious and base metals. Revenues in the first nine months of 1999 decreased
51.4 percent from the same period of 1998. During the first nine months of 1999, operating income decreased 26.6 percent from the same period of 1998. The slowing of AIGTG revenues and operating income resulted primarily from sharply higher volatility in the gold market during the third quarter of 1999. As AIGTG is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance or for comparing revenues to operating income. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein and Note (e) of Notes to Financial Statements.)

Asset Management Operations

     AIG's asset management operations offer a wide variety of investment vehicles and services, including variable annuities, mutual funds, and investment asset management. Such products and services are offered to individuals and institutions both domestically and internationally.

     AIG's three principal asset management operations are SunAmerica's asset management operations (SAMCO), AIG Global Investment Group, Inc. (Global Investment) and AIG Capital Partners, Inc. (Cap Partners). SAMCO develops and sells variable annuities and other investment products, sells and manages mutual funds and provides financial services. Global Investment manages invested assets of institutions, including insurance companies and pension funds, and provides custodial services. Cap Partners organizes, and manages the invested assets of institutional investment funds and may also invest in such funds. Each of these subsidiary operations receives fees for investment products and services provided.

     Asset management operations for the nine month periods ending September 30, 1999 and 1998 were as follows:

(in millions)
------------------------------------------------------

                                           1999    1998
-------------------------------------------------------
Revenues                                   $705    $519
Operating income                           $218    $140
-------------------------------------------------------

     These increases were primarily attributable to management of the variable annuity business by SAMCO.

     Asset management operating income in the first nine months of 1999 increased 55.4 percent when compared to the same period of 1998.

     Asset management operating income represented 3.9 percent of AIG's income before income taxes and minority interest in the first nine months of 1999. This compares to 3.0 percent in the same period of 1998.

OTHER OPERATIONS

     In the first nine months of 1998, AIG's equity in income of minority-owned insurance operations was $57 million. In the first nine months of 1998, the equity interest in insurance companies represented 1.2 percent of income before income taxes and minority interest. In 1999, AIG did not report equity in income of minority-owned insurance operations as a result of the consolidation of Transatlantic's and SELIC Holdings, Ltd. operations into general insurance operating results. IPC Holdings, Ltd., the remaining operation included in equity in income of minority-owned insurance operations in previous periods is now reported as a component of other income (deductions) -- net.

     Other realized capital losses amounted to $18 million and $11 million in the first nine months of 1999 and 1998, respectively.

     Other income (deductions) -- net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, costs associated with the Year 2000 computer issues, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In the first nine months of 1999, net deductions amounted to $135 million. In the same period of 1998, net deductions amounted to $106 million. (See also the discussion under "Recent Developments" herein.)

     Income before income taxes and minority interest amounted to $5.58 billion in the first nine months of 1999 and $4.62 billion in the same period of 1998.

     In the first nine months of 1999, AIG recorded a provision for income taxes of $1.64 billion compared to the provision of $1.33 billion in the same period of 1998. These provisions represent effective tax rates of 29.4 percent in the first nine months of 1999 and 28.7 percent in the same period of 1998.

     Minority interest represents minority shareholders' equity in income of certain majority-owned consolidated subsidiaries. Minority interest amounted to $201 million and $132 million in the first nine months of 1999 and 1998, respectively. The increase in 1999 from 1998 was primarily related to the minority shareholders' equity resulting when Transatlantic and 20th Century were consolidated during the third quarter of 1998.

     Net income amounted to $3.74 billion in the first nine months of 1999 and $3.16 billion in the same period of 1998. The increases in net income over the periods resulted from those factors described above.

CAPITAL RESOURCES

     At September 30, 1999, AIG had total capital funds of $32.30 billion and total borrowings of $32.55 billion. At that date, $28.94 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

     Total borrowings and borrowings not guaranteed or matched at September 30, 1999 and December 31, 1998 were as follows:

(in millions)
--------------------------------------------------------
                                       1999       1998
--------------------------------------------------------
GIAs -- AIGFP                         $ 8,822    $ 9,188
--------------------------------------------------------
Commercial Paper:
  AIG Funding                             427        637
  ILFC(a)                               2,548      3,204
  AICCO                                   618        727
  Universal Finance Company (UFC)(a)       83         68
--------------------------------------------------------
  Total                                 3,676      4,636
--------------------------------------------------------
Medium Term Notes:
  ILFC(a)                               4,229      3,348
  AIG                                     282        239
  SunAmerica                              211        228
--------------------------------------------------------
  Total                                 4,722      3,815
--------------------------------------------------------
Notes and Bonds Payable:
  ILFC(a)                               4,315      3,825
  AIGFP                                 8,119      7,265
  AIG: Lire bonds                         159        159
       Zero coupon notes                  110        102
  SunAmerica                              864        989
--------------------------------------------------------
  Total                                13,567     12,340
--------------------------------------------------------
Loans and Mortgages Payable:
  ILFC(a)(b)                              698        811
  AIG Finance (Hong Kong) Limited(a)      539        532
  AIG Consumer Finance(a)                 224        254
  AIG                                     302        334
--------------------------------------------------------
  Total                                 1,763      1,931
--------------------------------------------------------
Total Borrowings                       32,550     31,910
--------------------------------------------------------
Borrowings not guaranteed by AIG       12,636     12,042
Matched GIA borrowings                  8,822      9,188
Matched notes and bonds
  payable -- AIGFP                      7,479      6,565
--------------------------------------------------------
                                       28,937     27,795
--------------------------------------------------------
Remaining borrowings of AIG           $ 3,613    $ 4,115
--------------------------------------------------------

(a)AIG does not guarantee or support these borrowings.
(b)Capital lease obligations.

     The maturity distributions of total borrowings at September 30, 1999 and December 31, 1998 were as follows:

(in millions)
------------------------------------------------------

                                       1999       1998
--------------------------------------------------------
Short-term borrowings                 $ 9,795    $ 9,190
Long-term borrowings(a)                22,755     22,720
--------------------------------------------------------
Total borrowings                      $32,550    $31,910
--------------------------------------------------------

(a)Including commercial paper and excluding that portion of long-term debt maturing in less than one year.

     During the first nine months of 1999, AIGFP increased the aggregate principal amount outstanding of its notes and bonds payable to $8.12 billion. AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The funds may also be temporarily invested in securities purchased under agreements to resell. (See also the discussions under "Operational Review", "Liquidity" and "Derivatives" herein.)

     AIG Funding, Inc. (Funding), through the issuance of commercial paper, fulfills the short-term cash requirements of AIG and its non-insurance subsidiaries. Funding intends to continue to meet AIG's funding requirements through the issuance of commercial paper guaranteed by AIG. This issuance of Funding's commercial paper is subject to the approval of AIG's Board of Directors. ILFC, A.I. Credit Corp. (AICCO) and UFC, a consumer finance subsidiary in Taiwan, issue commercial paper for the funding of their own operations. AIG does not guarantee AICCO's, ILFC's or UFC's commercial paper. However, AIG has entered into an agreement in support of AICCO's commercial paper. From time to time, AIGFP may issue commercial paper, which AIG guarantees, to fund its operations. At September 30, 1999, AIGFP had no commercial paper outstanding. (See also the discussion under "Derivatives" herein.)

     AIG and Funding have entered into two syndicated revolving credit facilities (the Facilities) aggregating $1 billion. The Facilities consist of a $500 million 364 day revolving credit facility and a $500 million five year revolving credit facility. The Facilities can be used for general corporate purposes and also provide backup for AIG's commercial paper programs administered by Funding. There are currently no borrowings outstanding under either of the Facilities, nor were any borrowings outstanding as of September 30, 1999.

     At September 30, 1999, ILFC had increased the aggregate principal amount outstanding of its medium term and term notes to $8.54 billion, a net increase of $1.37 billion, and recorded a net decline in its capital lease obligations of $113 million and a net decrease in its commercial paper of $656 million. At September 30, 1999, ILFC had $1.68 billion in aggregate principal amount of debt securities registered for issuance from time to time. In addition, ILFC established a Euro Medium Term Note Program for $2.0 billion, under which $771 million in notes were sold through September 30, 1999.

     ILFC has an Export Credit Facility, up to a maximum of $4.3 billion, for approximately 75 aircraft to be delivered from 1999 through 2001. ILFC has the right, but is not required, to use the facility to fund 85 percent of each aircraft's purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on the first 75 aircraft depending on the delivery date of the aircraft. Through September 30, 1999, ILFC borrowed $1.12 billion under this facility. Borrowings with respect to this facility are included in Notes and Bonds Payable in the accompanying table of borrowings.

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

     During the first nine months of 1999, AIG issued $93 million principal amount of Medium Term Notes and $50 million of previously issued notes matured.

     At September 30, 1999, AIG had $415 million in aggregate principal amount of debt securities registered for issuance from time to time.

     AIG's capital funds increased $2.18 billion during the first nine months of 1999. Unrealized appreciation of investments, net of taxes decreased $1.49 billion. During the first nine months of 1999, the cumulative translation adjustment loss, net of taxes increased $357 million. The change from period to period with respect to the unrealized appreciation of investments, net of taxes was primarily impacted by interest rates. (See also the discussion under "Operational Review" and "Liquidity" herein.) Retained earnings increased $2.70 billion, resulting from net income less dividends.

     During the period from January 1, 1999 through June 25, 1999 (the record date with respect to the five for four split in the form of a 25 percent common stock dividend), AIG repurchased in the open market 931,000 shares of its common stock. Subsequent to June 25, 1999 through October 29, 1999, AIG repurchased 1,055,500 shares of its common stock. AIG intends to continue to buy its common shares in the open market to satisfy its obligations under various employee benefit plans.

     Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At September 30, 1999, there were no significant statutory or regulatory issues which would impair AIG's financial condition, results of operations or liquidity. To AIG's knowledge, no AIG company is on any regulatory or similar "watch list". (See also the discussion under "Liquidity" herein.)

     The National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company's statutory surplus to the risk inherent in its overall operations. At September 30, 1999, the adjusted capital of each of AIG's domestic general companies and of each of AIG's domestic life companies exceeded each of their RBC standards by considerable margins.

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

     At September 30, 1999, AIG's consolidated invested assets included $6.29 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first nine months of 1999 amounted to $7.95 billion.

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

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG's insurance operations generated approximately $14.9 billion in pre-tax cash flow during the first nine months of 1999. Cash flow includes periodic premium collections, including policyholders' contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits, acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance investment operations generated approximately $6.3 billion in investment income cash flow during the first nine months of 1999. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains net of realized capital losses.

     In addition to the combined insurance pre-tax operating cash flow, AIG's insurance operations held $5.9 billion in cash and short-term investments at September 30, 1999. The aforementioned operating cash flow and the cash and short-term balances held provided AIG's insurance operations with a significant amount of liquidity.

     This liquidity is available, among other things, to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $33 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $45 billion of fixed income securities and marketable equity securities during the first nine months of 1999.

     The following table is a summary of AIG's invested assets by significant segment, including investment income due and accrued of $2.12 billion and $1.87 billion and real estate of $1.59 billion and $1.61 billion at September 30, 1999 and December 31, 1998, respectively:

(dollars in millions)
--------------------------------------------------------------------------------

                                                             September 30, 1999                      December 31, 1998
                                                           -----------------------                -----------------------
                                                           INVESTED       Percent                 Invested       Percent
                                                            ASSETS        of Total                 Assets        of Total
-------------------------------------------------------------------------------------------------------------------------
General insurance                                          $ 39,397         21.1%                 $ 38,883         22.7%
Life insurance                                               85,052         45.5                    75,078         43.8
Financial services and asset management                      61,852         33.1                    56,619         33.1
Other                                                           660          0.3                       714          0.4
-------------------------------------------------------------------------------------------------------------------------
Total                                                      $186,961        100.0%                 $171,294        100.0%
-------------------------------------------------------------------------------------------------------------------------

INSURANCE INVESTED ASSETS

The following tables summarize the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at September 30, 1999 and December 31, 1998:

(dollars in millions)
--------------------------------------------------------------------------------

                                                                                                  PERCENT DISTRIBUTION
                                                 GENERAL       LIFE                   PERCENT     ---------------------
              SEPTEMBER 30, 1999                INSURANCE    INSURANCE     TOTAL      OF TOTAL    DOMESTIC     FOREIGN
-----------------------------------------------------------------------------------------------------------------------
Fixed maturities:
  Available for sale, at market value(a)         $17,089      $59,829     $ 76,918      61.8%        55.5%       44.5%
  Held to maturity, at amortized cost             12,236           --       12,236       9.8        100.0          --
Equity securities, at market value(b)              3,543        2,536        6,079       4.9         48.3        51.7
Mortgage loans on real estate, policy and
  collateral loans                                    70       10,518       10,588       8.5         57.3        42.7
Short-term investments, including time
  deposits, and cash                                 917        4,961        5,878       4.8         40.5        59.5
Real estate                                          379        1,119        1,498       1.2         18.5        81.5
Investment income due and accrued                    639        1,367        2,006       1.6         54.1        45.9
Other invested assets                              4,524        4,722        9,246       7.4         84.6        15.4
-----------------------------------------------------------------------------------------------------------------------
Total                                            $39,397      $85,052     $124,449     100.0%        60.6%       39.4%
-----------------------------------------------------------------------------------------------------------------------

(a)Includes $1,034 of bonds trading securities, at market value.
(b)Includes $617 of preferred stock, at market value.

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

     The fixed maturities available for sale portfolio is subject to decline in fair value as interest rates rise. Such declines in fair value are presented in unrealized appreciation of investments, net of taxes as a component of comprehensive income.

     The fixed maturities held to maturity portfolio is exposed to adverse interest rate fluctuations. However, AIG has the ability and intent to hold such securities to maturity. Therefore, there would be no detrimental impact to AIG's results of operations or financial condition as a result of such fluctuations.

     At September 30, 1999, approximately 61.6 percent of the fixed maturities investments were domestic securities. Approximately 39 percent of such domestic securities were rated AAA. Approximately 13 percent were below investment grade or not rated.

     A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At September 30, 1999, approximately 16 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 10 percent were below investment grade or not rated at that date. A large portion of these fixed maturity securities are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

     At September 30, 1999, approximately 16 percent of the fixed maturities portfolio was collateralized mortgage obligations (CMOs), including commercial mortgage backed securities. Substantially all of the CMOs were investment grade and approximately 19 percent of the CMOs were backed by various U.S. government agencies. CMOs are exposed to interest rate risk as the duration and ultimate realized yield would be affected by the changes in prepayments of the underlying mortgages.

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

     Mortgage loans on real estate, policy and collateral loans comprised 8.5 percent of AIG's insurance invested assets at September 30, 1999. AIG's insurance operations' holdings of real estate mortgages amounted to $6.76 billion of which 74.6 percent was domestic. At September 30, 1999, only a nominal amount were in default. It is AIG's practice to maintain a maximum loan to value ratio of 75 percent at loan origination. At September 30, 1999, AIG's insurance holdings of collateral loans amounted to $1.08 billion, all of which were foreign. It is AIG's strategy to enter into mortgage and collateral loans as an adjunct primarily to life insurance fixed maturity investments. AIG's policy loans increased from $2.63 billion at December 31, 1998 to $2.76 billion at September 30, 1999.

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

     AIG calculated the VaR with respect to the net fair value of each of AIG's insurance segments as of June 30, 1999 and December 31, 1998. Through September 30, 1999, the economic facts and circumstances have not significantly changed. Therefore, the VaR at June 30, 1999 was representative of a VaR at September 30, 1999. These calculations used the variance-covariance (delta-normal) methodology. These calculations also used daily historical interest and foreign currency exchange rates and equity prices in the two years ending June 30, 1999 and December 31, 1998, as applicable. The VaR model estimated the volatility of each of these rates, equity prices and the correlations among them. For interest rates, each country's yield curve was constructed using eleven separate points on this curve to model possible curve movements. Inter-country correlations were also used. The redemption experience of municipal and corporate fixed maturities and mortgage securities was taken into account as well as the use of financial modeling. Thus, the VaR measured the sensitivity of the asset and the liability portfolios of each of the aforementioned market exposures. Each sensitivity was estimated separately to capture the market exposures within each insurance segment. These sensitivities were then applied to a database, which contained both historical ranges of movements in all market factors and the correlations among them. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value at a confidence level of 95 percent for a time period of one month. At June 30, 1999 and December 31, 1998 the VaR of AIG's insurance segments was approximately $864 million and $760 million for general insurance, respectively, and $1.06 billion and $981 million for life insurance, respectively.

     The following table presents the VaR of each component of market risk for each of AIG's insurance segments as of June 30, 1999 and December 31, 1998. VaR with respect to combined operations cannot be derived by aggregating the individual risk or segment amounts presented herein.

(in millions)
--------------------------------------------------------------------------------

                                                                     GENERAL INSURANCE          LIFE INSURANCE
                                                                     -----------------         -----------------
MARKET RISK                                                          1999         1998         1999         1998
----------------------------------------------------------------------------------------------------------------
Interest rate                                                        $309         $232         $844         $809
Currency                                                               41           26          530          457
Equity                                                                790          716          363          254
----------------------------------------------------------------------------------------------------------------

FINANCIAL SERVICES AND ASSET MANAGEMENT INVESTED ASSETS

     The following table is a summary of the composition of AIG's financial services and asset management invested assets at September 30, 1999 and December 31, 1998. (See also the discussions under "Operational Review: Financial Services Operations", "Operational Review: Asset Management Operations", "Capital Resources" and "Derivatives" herein.)

(dollars in millions)
--------------------------------------------------------------------------------

                                                                        1999                        1998
                                                               ----------------------      ----------------------
                                                               INVESTED      Percent       Invested      Percent
                                                                ASSETS       of Total       Assets       of Total
-----------------------------------------------------------------------------------------------------------------
Flight equipment primarily under operating leases, net of
  accumulated depreciation                                     $17,312         28.0%       $16,330         28.8%
Unrealized gain on interest rate and currency swaps, options
  and forward transactions                                       7,162         11.6          9,881         17.5
Securities available for sale, at market value                  12,731         20.6         10,674         18.9
Trading securities, at market value                              5,392          8.7          5,668         10.0
Securities purchased under agreements to resell, at contract
  value                                                         10,265         16.6          4,838          8.5
Trading assets                                                   5,910          9.6          6,229         11.0
Spot commodities, at market value                                  622          1.0            476          0.8
Other, including short-term investments                          2,458          3.9          2,523          4.5
-----------------------------------------------------------------------------------------------------------------
Total                                                          $61,852        100.0%       $56,619        100.0%
-----------------------------------------------------------------------------------------------------------------

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During the first nine months of 1999, ILFC acquired flight equipment costing $2.83 billion.

     ILFC is exposed to market risk and the risk of loss of fair value resulting from adverse fluctuations in interest rates. As of June 30, 1999 and December 31, 1998, AIG statistically measured the aforementioned loss of fair value through the application of a VaR model. In this analysis, the net fair value of ILFC was determined using the financial instrument assets which included the tax adjusted future flight equipment lease revenue and the financial instrument liabilities which included the future servicing of the current debt. The estimated impact of the current derivative positions was also taken into account.

     AIG calculated the VaR with respect to the net fair value of ILFC using the variance-covariance (delta-normal) methodology. This calculation also used daily historical interest rates for the two years ending June 30, 1999 and December 31, 1998. The VaR model estimated the volatility of each of these interest rates and the correlation among them. The yield curve was constructed using eleven key points on the curve to model possible curve movements. Thus, the VaR measured the sensitivity of the assets and liabilities to the calculated interest rate exposures. These sensitivities were then applied to a database, which contained the historical ranges of movements in interest rates and the correlation among them. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value of a confidence level of 95 percent for a time period of one month. As of June 30, 1999 and December 31, 1998, the VaR with respect to the aforementioned net fair value of ILFC was approximately $14 million and $9 million, respectively. Through September 30, 1999, the economic facts and circumstances have not significantly changed. Therefore, the VaR at June 30, 1999 was representative of a VaR at September 30, 1999.

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

     Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At September 30, 1999, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $229 million of these securities. There were no securities deemed below investment grade at September 30, 1999. There have been no significant downgrades through November 1, 1999. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

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

     The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at September 30, 1999 were as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                GROSS         GROSS
                                                              UNREALIZED    UNREALIZED
                                                                GAINS         LOSSES
--------------------------------------------------------------------------------------
Securities available for sale, at market value                   $ 555         $ 520
Unrealized gain/loss on interest rate and currency swaps,
  options and forward transactions(a)(b)                         7,162         7,062
Trading assets                                                   4,967         2,999
Spot commodities, at market value                                    8            --
Trading liabilities                                                 --         2,501
Securities and spot commodities sold but not yet purchased,
  at market value                                                  276            --
--------------------------------------------------------------------------------------

(a)These amounts are also presented as the respective balance sheet amounts.
(b)At September 30, 1999, AIGTG's replacement values with respect to interest rate and currency swaps were $386 million.

     AIGFP's interest rate and currency risks on securities available for sale, at market, are managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At September 30, 1999, the unrealized gains and losses remaining after the benefit of the offsets were $41 million and $6 million, respectively.

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

     AIG calculated the VaR with respect to AIGFP and AIGTG as of June 30, 1999 and December 31, 1998. Through September 30, 1999, the trading activities and exposures have not significantly changed. Therefore, the VaR at June 30, 1999 was representative of a VaR at September 30, 1999. These calculations used the variance-covariance (delta-normal) methodology. These calculations also used, where appropriate for each entity, daily historical interest and foreign currency exchange rates and equity/commodity prices in the two years ending June 30, 1999 and December 31, 1998, as applicable. The VaR model estimated the volatility of each of these rates, prices and the correlations among them. For interest rates, the yield curves of the United States and certain foreign countries were constructed using eleven separate points on each country's yield curve to model possible curve movements. Inter-country correlations were also used. The redemption experience of corporate fixed maturities was taken into account. Thus, the VaR measured the sensitivity of the asset and the liability portfolios of each of the market exposures. Each sensitivity was estimated separately to capture the market exposures within each entity. These sensitivities were then applied to a database, which contained both historical ranges of movements in all market factors and the correlations among them. The results depict the maximum potential loss in fair value at a confidence level of 95 percent.

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

     The following table presents the VaR on a combined basis and of each component of AIGFP's and AIGTG's market risk as of June 30, 1999 and December 31, 1998. VaR with respect to combined operations cannot be derived by aggregating the individual risk presented herein.

(in millions)
--------------------------------------------------------------------------------

                                                               AIGFP(A)      AIGTG(b)
                                                              -----------   -----------
                        MARKET RISKS                          1999   1998   1999   1998
---------------------------------------------------------------------------------------
Combined                                                      $29    $42    $ 4    $ 3
Interest rate                                                  29     42      1      3
Currency                                                       --     --      2      2
Equity/Commodity                                                3      2     --     --
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

     Derivatives are generally either negotiated over the counter contracts or standardized contracts executed on an exchange. Standardized exchange traded derivatives include futures and options which can be readily bought or sold over recognized secur-ity or commodity exchanges and settled daily through such clearing houses. Negotiated over the counter derivatives include forwards, swaps and options. Over the counter derivatives are generally not traded like exchange traded securities. However, in the normal course of business, with the agreement of the original counterparty, these contracts may be terminated early or assigned to another counterparty.

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

     The following tables provide the notional and contractual amounts of AIGFP's and AIGTG's derivative transactions at September 30, 1999 and December 31, 1998.

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

     The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at September 30, 1999 and December 31, 1998:

(in millions)
--------------------------------------------------------------------------------

                                                                        REMAINING LIFE
                                           -------------------------------------------------------------------------
                                             ONE       TWO THROUGH    SIX THROUGH    AFTER TEN    TOTAL      TOTAL
                                             YEAR      FIVE YEARS      TEN YEARS       YEARS       1999       1998
--------------------------------------------------------------------------------------------------------------------
Interest rate, currency and
  equity/commodity swaps and swaptions:
Notional amount:
  Interest rate swaps                      $ 79,471     $115,469        $66,720       $ 7,044    $268,704   $255,917
  Currency swaps                             26,878       27,552         21,183         3,458      79,071     73,894
  Swaptions and equity swaps                  4,565       20,191         10,869         2,855      38,480     15,685
--------------------------------------------------------------------------------------------------------------------
Total                                      $110,914     $163,212        $98,772       $13,357    $386,255   $345,496
--------------------------------------------------------------------------------------------------------------------
Futures and forward contracts:
Exchange traded futures contracts
  contractual amount                       $ 12,552           --             --            --    $ 12,552   $  8,290
--------------------------------------------------------------------------------------------------------------------
Over the counter forward contracts
  contractual amount                       $ 31,801     $    342        $    50            --    $ 32,193   $ 42,898
--------------------------------------------------------------------------------------------------------------------

     AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At September 30, 1999 and December 31, 1998, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                  NET REPLACEMENT VALUE
                                                              ------------------------------
                                                              SWAPS AND       FUTURES AND       TOTAL     TOTAL
                                                              SWAPTIONS    FORWARD CONTRACTS     1999      1998
----------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                          $2,036            $ --           $2,036    $2,360
  AA                                                            2,378              65            2,443     3,688
  A                                                             1,457              68            1,525     1,883
  BBB                                                             624              --              624     1,085
  Below investment grade                                           88              --               88       210
----------------------------------------------------------------------------------------------------------------
Total                                                          $6,583            $133           $6,716    $9,226
----------------------------------------------------------------------------------------------------------------

     At September 30, 1999 and December 31, 1998, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                  NET REPLACEMENT VALUE
                                                              ------------------------------
                                                              SWAPS AND       FUTURES AND       TOTAL     TOTAL
                                                              SWAPTIONS    FORWARD CONTRACTS     1999      1998
----------------------------------------------------------------------------------------------------------------
Non-U.S. banks                                                 $2,410            $117           $2,527    $2,877
Insured municipalities                                            456              --              456       784
U.S. industrials                                                  806              --              806     1,125
Governmental                                                      320               7              327       603
Non-U.S. financial service companies                              117              --              117       272
Non-U.S. industrials                                              661              --              661     1,145
Special purpose                                                   434              --              434       423
U.S. banks                                                        173               9              182       911
U.S. financial service companies                                  714              --              714       932
Supranationals                                                    492              --              492       154
----------------------------------------------------------------------------------------------------------------
Total                                                          $6,583            $133           $6,716    $9,226
----------------------------------------------------------------------------------------------------------------

     The following tables provide the contractual and notional amounts of AIGTG's derivatives portfolio at September 30, 1999 and December 31, 1998. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the

September 30, 1999 balances based upon the expected timing of the future cash flows.

     The gross replacement values presented represent the sum of the estimated positive fair values of all of AIGTG's derivatives contracts at September 30, 1999 and December 31, 1998. These values do not represent the credit risk to AIGTG.

     Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss.

     The following tables present AIGTG's derivatives portfolio and the associated credit exposure, if applicable, by maturity and type of derivative at September 30, 1999 and December 31, 1998:

(in millions)
--------------------------------------------------------------------------------

                                                               REMAINING LIFE
                                              ------------------------------------------------
                                                ONE      TWO THROUGH   SIX THROUGH   AFTER TEN    TOTAL      TOTAL
                                                YEAR     FIVE YEARS     TEN YEARS      YEARS       1999       1998
--------------------------------------------------------------------------------------------------------------------
Contractual amount of futures, forwards and
  options:
Exchange traded futures and options           $ 12,026     $ 3,012       $   45       $   --     $ 15,083   $ 11,836
--------------------------------------------------------------------------------------------------------------------
  Forwards                                    $223,563     $17,588       $2,670       $    3     $243,824   $282,157
--------------------------------------------------------------------------------------------------------------------
  Over the counter purchased options          $ 48,273     $19,549       $4,300       $2,046     $ 74,168   $ 58,860
--------------------------------------------------------------------------------------------------------------------
  Over the counter sold options(a)            $ 47,978     $19,221       $4,787       $1,910     $ 73,896   $ 58,861
--------------------------------------------------------------------------------------------------------------------
Notional amount:
  Interest rate swaps and forward rate
    agreements                                $ 48,489     $ 9,152       $3,772       $  726     $ 62,139   $110,791
  Currency swaps                                 2,138       4,215          679           --        7,032      7,512
  Swaptions                                        740       6,106        1,668          198        8,712      5,766
--------------------------------------------------------------------------------------------------------------------
Total                                         $ 51,367     $19,473       $6,119       $  924     $ 77,883   $124,069
--------------------------------------------------------------------------------------------------------------------
Credit exposure:
  Futures, forwards, swaptions and purchased
    options contracts and interest rate and
    currency swaps:
  Gross replacement value                     $  5,830     $ 1,670       $  260       $   34     $  7,794   $  9,791
  Master netting arrangements                   (3,285)       (915)        (159)         (11)      (4,370)    (5,610)
  Collateral                                       (85)        (62)         (11)          --         (158)      (359)
--------------------------------------------------------------------------------------------------------------------
Net replacement value(b)                      $  2,460     $   693       $   90       $   23     $  3,266   $  3,822
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

     AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At September 30, 1999 and December 31, 1998, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                 NET REPLACEMENT VALUE
                                                                -----------------------
                                                                 1999             1998
---------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                           $  471           $  462
  AA                                                             1,322            1,821
  A                                                                831            1,066
  BBB                                                              302              221
  Below investment grade                                            75               26
  Not externally rated, including exchange traded futures
    and options*                                                   265              226
---------------------------------------------------------------------------------------
Total                                                           $3,266           $3,822
---------------------------------------------------------------------------------------
Counterparty breakdown by industry:
  Non-U.S. banks                                                $1,006           $1,253
  U.S. industrials                                                  68              381
  Governmental                                                     233              184
  Non-U.S. financial service companies                             755              406
  Non-U.S. industrials                                             191              150
  U.S. banks                                                       365              593
  U.S. financial service companies                                 383              629
  Exchanges*                                                       265              226
---------------------------------------------------------------------------------------
Total                                                           $3,266           $3,822
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

     The costs associated with addressing the Year 2000 issue, including developing and implementing the above stated plans and remediating affected systems and equipment, have been expensed as incurred. AIG estimates that the total costs of the Year 2000 remediation will approximate $200 million.

RECENT DEVELOPMENTS

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

PART II -- OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
        See accompanying Exhibit Index.

     (b) During the three months ended September 30, 1999, AIG filed a current report on Form 8-K/A on August 11, 1999, amending AIG's current report on Form 8-K, dated June 3, 1999, which reported the restated financial statements and financial statement schedules for the three years ended December 31, 1998 prepared in accordance with Regulation S-X, together with Selected Consolidated Financial Data and Management's Discussion and Analysis of Financial Condition and Results of Operations, to retroactively reflect the acquisition of SunAmerica Inc. as of January 1, 1999, on a pooling of interests basis. Also included were Exhibit 12, Computation of Ratios of Earnings to Fixed Charges, and Exhibit 23, Consent of Independent Accountants.

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

Dated: November 12, 1999

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