Form 10-K
period 1999-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2000-03-30
CIK 5272

================================================================================
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                               ------------------

                                    Form 10-K
(Mark One)
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   |X|                   SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   |_|                   SECURITIES EXCHANGE ACT OF 1934

                For the Transition period from________to________

                          Commission file number 1-8787

                          -----------------------------

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

                               ------------------
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   |X|                    No   |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|.

      The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on January 31, 2000 was approximately $161,757,642,000 computed upon the basis of the closing sales price of the Common Stock on that date.

      As of January 31, 2000, there were outstanding 1,549,773,813 shares of Common Stock, $2.50 par value, of the registrant.

                      Documents Incorporated by Reference:

      The registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 17, 2000 is incorporated by reference in
Part III of this Form 10-K.
================================================================================

PART I
--------------------------------------------------------------------------------

ITEM 1. Business

American International Group, Inc. ("AIG"), a Delaware corporation, is a holding company which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities and financial services in the United States and abroad. AIG's primary activities include both general and life insurance operations. Other significant activities include financial services and asset management. The principal insurance company subsidiaries are American Home Assurance Company ("American Home"), National Union Fire Insurance Company of Pittsburgh, Pa. ("National Union"), New Hampshire Insurance Company ("New Hampshire"), Lexington Insurance Company ("Lexington"), Transatlantic Reinsurance Company, American International Underwriters Overseas, Ltd. ("AIUO"), American Life Insurance Company ("ALICO"), American International Assurance Company, Limited together with American International Assurance Company (Bermuda) Limited ("AIA"), Nan Shan Life Insurance Company, Ltd. ("Nan Shan"), American International Reinsurance Company, Ltd. and United Guaranty Residential Insurance Company. The merger of SunAmerica Inc., a leading company in the retirement savings and asset accumulation business, with and into AIG became effective January 1, 1999. The transaction was treated as a pooling of interests for accounting purposes. AIG issued 0.855 shares of common stock in exchange for each share of SunAmerica Inc. stock outstanding at the effective time of the merger for an aggregate issuance of approximately 187.5 million shares. For information on AIG's business segments, see Note 18 of Notes to Financial Statements.

      All per share information herein gives retroactive effect to all stock dividends and stock splits. As of January 31, 2000, beneficial ownership of approximately 13.7 percent, 2.8 percent and 2.0 percent of AIG's Common Stock, $2.50 par value ("Common Stock"), was held by Starr International Company, Inc. ("SICO"), The Starr Foundation and C.V. Starr & Co., Inc. ("Starr"), respectively.

      At December 31, 1999, AIG and its subsidiaries had approximately 55,000 employees.

      The following table shows the general development of the business of AIG on a consolidated basis, the contributions made to AIG's consolidated revenues and operating income and the assets held, in the periods indicated by its general insurance, life insurance, financial services operations, asset management operations, equity in income of minority-owned insurance companies and other realized capital losses. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 18 of Notes to Financial Statements.)

(dollars in millions)
------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                            1999           1998          1997           1996           1995
====================================================================================================================================
General insurance operations:
   Gross premiums written                                        $22,569        $20,684       $18,742        $18,319        $17,895
   Net premiums written                                           16,224         14,586        13,408         12,692         11,893
   Net premiums earned                                            15,544         14,098        12,421         11,855         11,406
   Adjusted underwriting profit (a)                                  669            531           490            450            417
   Net investment income                                           2,517          2,192         1,854          1,691          1,547
   Realized capital gains                                            295            205           128             65             68
   Operating income                                                3,481          2,928         2,472          2,206          2,032
   Identifiable assets                                            76,725         73,226        62,386         58,792         56,223
------------------------------------------------------------------------------------------------------------------------------------
   Loss ratio                                                       75.5           75.6          75.3           75.9           75.9
   Expense ratio                                                    20.8           20.8          20.9           20.6           20.7
------------------------------------------------------------------------------------------------------------------------------------
   Combined ratio                                                   96.3           96.4          96.2           96.5           96.6
====================================================================================================================================
Life insurance operations:
   Premium income                                                 11,942         10,293         9,956          8,995          8,044
   Net investment income                                           6,206          5,201         4,521          3,805          3,059
   Realized capital gains (losses)                                  (148)           (74)           (9)             4              1
   Operating income                                                2,858          2,373         2,048          1,657          1,331
   Identifiable assets                                           128,697        103,611        87,747         72,275         60,125
   Insurance in-force at end of year                             584,959        503,649       443,323        429,992        378,005
Financial services operations:
   Commissions, transaction and other fees                         3,340          3,044         3,042          2,379          2,043
   Operating income                                                1,081            869           671            501            424
   Identifiable assets                                            66,567         59,198        51,110         43,074         36,039
Asset management operations:
   Commissions and other fees                                        985            707           555            444            390
   Operating income                                                  314            191           127            101             35
   Identifiable assets                                             1,132            915           646            787            795
Equity in income of minority-owned
   insurance operations                                               --             57           114             99             82
Other realized capital losses                                        (25)            (7)          (29)           (12)           (30)
Revenues (b)                                                      40,656         35,716        32,553         29,325         26,610
Total assets                                                     268,238        233,676       199,614        172,330        150,981
====================================================================================================================================

(a) Adjusted underwriting profit is statutory underwriting income adjusted primarily for changes in deferral of acquisition costs. This adjustment is necessary to present the financial statements in accordance with generally accepted accounting principles.
(b) Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transaction and other fees, asset management commissions and other fees, equity in income of minority-owned insurance operations, and realized capital gains (losses). Commencing in 1997, agency operations were presented as a component of general insurance and for years prior to 1997 agency results have been reclassified to conform to this presentation.

      The following table shows identifiable assets, revenues and income derived from operations in the United States and Canada and from operations in other countries for the year ended December 31, 1999. (See also Note 18 of Notes to Financial Statements.)

(dollars in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Percent of Total
                                                                                                       -----------------------------
                                                                        United States         Other    United States           Other
                                                                 Total     and Canada     Countries       and Canada       Countries
====================================================================================================================================
General insurance operations:
   Net premiums earned                                        $ 15,544        $10,083       $ 5,461             64.9%          35.1%
   Adjusted underwriting profit                                    669            359           310             53.6           46.4
   Net investment income                                         2,517          1,995           522             79.3           20.7
   Realized capital gains (losses)                                 295            321           (26)              --             --
   Operating income                                              3,481          2,675           806             76.8           23.2
   Identifiable assets                                          76,725         58,137        18,588             75.8           24.2
Life insurance operations:
   Premium income                                               11,942            947        10,995              7.9           92.1
   Net investment income                                         6,206          3,497         2,709             56.3           43.7
   Realized capital losses                                        (148)           (91)          (57)              --             --
   Operating income                                              2,858            971         1,887             34.0           66.0
   Identifiable assets                                         128,697         72,358        56,339             56.2           43.8
Financial services operations:
   Commissions, transaction and other fees                       3,340          2,797           543             83.7           16.3
   Operating income                                              1,081            846           235             78.2           21.8
   Identifiable assets                                          66,567         55,473        11,094             83.3           16.7
Asset management operations:
   Commissions and other fees                                      985            821           164             83.3           16.7
   Operating income                                                314            288            26             91.8            8.2
   Identifiable assets                                           1,132            573           559             50.6           49.4
Other realized capital losses                                      (25)           (25)           --               --             --
Income before income taxes and minority interest                 7,512          4,590         2,922             61.1           38.9
Revenues                                                        40,656         20,345        20,311             50.0           50.0
Total Assets                                                   268,238        181,517        86,721             67.7           32.3
====================================================================================================================================

General Insurance Operations

AIG's general insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance. One or more of these companies is licensed to write substantially all of these lines in all states of the United States and in approximately 70 foreign countries.

      Domestic general insurance operations are comprised of the Domestic Brokerage Group, which includes the domestic operations of Transatlantic Holdings, Inc. ("Transatlantic"), Personal Lines, including 21st Century Insurance Group (21st Century), and Mortgage Guaranty.

      Commencing with the third quarter of 1998, Transatlantic and 21st Century were consolidated into AIG's financial statements, as a result of AIG obtaining majority ownership.

      AIG's primary domestic division is the Domestic Brokerage Group (DBG). DBG's business is derived from brokers in the United States and Canada and is conducted through its general insurance subsidiaries including American Home, National Union, Lexington, Transatlantic and certain other insurance company subsidiaries of AIG. The risk management division of DBG provides insurance and risk management programs for large corporate customers. The AIG Risk Finance division designs and implements creative risk financing alternatives using the insurance and financial services capabilities of AIG. Also included are the operations of DBG's environmental unit which focuses specifically on providing specialty products to clients with environmental exposures.

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

      In addition to writing substantially all classes of business insurance, including large commercial or industrial property insurance, excess liability, inland marine, environmental, workers' compensation and excess and umbrella coverages, DBG offers many specialized forms of insurance such as directors and officers liability, difference-in-conditions, kidnap-ransom, export credit and political risk, and various types of professional errors and omissions coverages. Lexington writes surplus lines, those risks for which conventional insurance companies do not readily provide insurance coverage, either because of complexity or because the coverage does not lend itself to conventional contracts.

      AIG engages in mass marketing of personal lines coverages, primarily private passenger auto and includes homeowners and personal umbrella coverages, principally through American International Insurance Company and 21st Century.

      The business of United Guaranty Corporation ("UGC") and its subsidiaries is also included in the domestic operations of AIG. The principal business of the UGC subsidiaries is the writing of residential mortgage loan insurance, which is guaranty insurance on conventional first mortgage loans on single-family dwellings and condominiums. Such insurance protects lenders against loss if borrowers default. UGC subsidiaries also write home equity and property improvement loan insurance on loans to finance residential property improvements, alterations and repairs and for other purposes not necessarily related to real estate. UGC had approximately $19 billion of mortgage guarantee risk in-force at December 31, 1999.

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

      During 1999, DBG and the Foreign General insurance group accounted for
50.0 percent and 34.2 percent, respectively, of AIG's net premiums written.

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

      The following table summarizes general insurance premiums written and earned:

(in millions)
--------------------------------------------------------------------------------
Years Ended December 31,                                   Written       Earned
================================================================================
1999
--------------------------------------------------------------------------------
Gross premiums                                             $22,569      $21,187
Ceded premiums                                              (6,345)      (5,643)
--------------------------------------------------------------------------------
Net premiums                                               $16,224      $15,544
================================================================================
1998
--------------------------------------------------------------------------------
Gross premiums                                             $20,684      $20,092
Ceded premiums                                              (6,098)      (5,994)
--------------------------------------------------------------------------------
Net premiums                                               $14,586      $14,098
================================================================================
1997
--------------------------------------------------------------------------------
Gross premiums                                             $18,742      $17,566
Ceded premiums                                              (5,334)      (5,145)
--------------------------------------------------------------------------------
Net premiums                                               $13,408      $12,421
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

      AIG is well diversified both in terms of lines of business and geographic locations. Of the general insurance lines of business, workers' compensation was approximately 7 percent of AIG's net premiums written. This line is well diversified geographically.

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

(dollars in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Ratio of       Ratio of
                                                               Losses and   Underwriting
                                                            Loss Expenses       Expenses
                                       Net Premiums           Incurred to    Incurred to                                    Industry
                                   ------------------        Net Premiums   Net Premiums      Combined   Underwriting       Combined
Years Ended December 31,           Written      Earned             Earned        Written         Ratio         Margin         Ratio*
====================================================================================================================================
1999                               $16,224     $15,544               75.5           20.8          96.3            3.7          107.3
1998                                14,586      14,098               75.6           20.8          96.4            3.6          104.9
1997                                13,408      12,421               75.3           20.9          96.2            3.8          101.5
1996                                12,692      11,855               75.9           20.6          96.5            3.5          106.3
1995                                11,893      11,406               75.9           20.7          96.6            3.4          106.7
====================================================================================================================================

* Source: Best's Aggregates & Averages (Stock insurance companies, after dividends to policyholders); the ratio for 1999 reflects estimated results provided by Conning & Company.

      During 1999, of the direct general insurance premiums written (gross premiums less return premiums and cancellations, excluding reinsurance assumed and before deducting reinsurance ceded), 10.8 percent, 5.8 percent and 5.1 percent were written in California, New York and Illinois, respectively. No other state accounted for more than 5 percent of such premiums.

      There was no significant adverse effect on AIG's general insurance results of operations from the economic environments in any one state, country or geographic region for the year ended December 31, 1999. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

Discussion and Analysis of Consolidated Net Losses and Loss Expense Reserve Development

The reserve for net losses and loss expenses represents the accumulation of estimates for reported losses ("case basis reserves") and provisions for losses incurred but not reported ("IBNR"), both reduced by applicable reinsurance recoverable. Losses and loss expenses are charged to income as incurred. AIG discounts certain of its loss reserves principally related to workers' compensation lines of business.

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

      The "Analysis of Consolidated Net Losses and Loss Expense Reserve Development", which follows, presents the development of net losses and loss expense reserves for calendar years 1989 through 1999. The upper half of the table shows the cumulative amounts paid during successive years related to the opening loss reserves. For example, with respect to the net losses and loss expense reserve of $16.76 billion as of December 31, 1992, by the end of 1999 (seven years later) $14.50 billion had actually been paid in settlement of these net loss reserves. In addition, as reflected in the lower section of the table, the original reserve of $16.76 billion was reestimated to be $18.15 billion at December 31, 1999. This increase from the original estimate would generally be a combination of a number of factors, including reserves being settled for larger amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The redundancy (deficiency) depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective column heading. For example, the redundancy of $382 million at December 31, 1999 related to December 31, 1998 net losses and loss expense reserves of $24.62 billion represents the cumulative amount by which reserves for 1998 and prior years have developed redundantly during 1999. The reserve for net losses and loss expenses with respect to Transatlantic and 21st Century are included only in the consolidated net losses and loss expenses commencing with the year ended December 31, 1998. Reserve development for these operations is included only for 1998 and subsequent periods.

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

Analysis of Consolidated Net Losses and
Loss Expense Reserve Development

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                        1989     1990    1991     1992     1993     1994     1995    1996     1997     1998     1999
====================================================================================================================================
Reserve for Net Losses and Loss
   Expenses, December 31,            $12,958  $14,699 $15,840  $16,757  $17,557  $18,419  $19,693 $20,407  $21,171  $24,619  $24,600
Paid (Cumulative) as of:
   One Year Later                      3,940    4,315   4,748    4,883    5,146    4,775    5,281   5,616    5,716    6,779
   Two Years Later                     6,477    7,350   8,015    8,289    8,242    8,073    8,726   9,081    9,559
   Three Years Later                   8,351    9,561  10,436   10,433   10,404   10,333   11,024  11,456
   Four Years Later                    9,721   11,224  11,815   11,718   12,095   12,107   12,591
   Five Years Later                   10,765   12,112  12,611   12,931   13,378   13,270
   Six Years Later                    11,285   12,615  13,472   13,894   14,179
   Seven Years Later                  11,517   13,235  14,193   14,502
   Eight Years Later                  11,953   13,804  14,654
   Nine Years Later                   12,402   14,147
   Ten Years Later                    12,627
Net Liability Reestimated as of:
   End of Year                        12,958   14,699  15,840   16,757   17,557   18,419   19,693  20,407   21,171   24,619   24,600
   One Year Later                     12,845   14,596  15,828   16,807   17,434   18,139   19,413  20,009   20,890   24,237
   Two Years Later                    12,844   14,595  15,903   16,603   17,479   18,269   19,330  19,999   20,886
   Three Years Later                  12,809   14,724  15,990   16,778   17,782   18,344   19,327  20,151
   Four Years Later                   12,896   14,965  16,254   17,182   18,090   18,344   19,604
   Five Years Later                   13,065   15,361  16,712   17,600   18,300   18,535
   Six Years Later                    13,426   15,845  17,095   17,844   18,537
   Seven Years Later                  13,931   16,161  17,356   18,148
   Eight Years Later                  14,180   16,385  17,679
   Nine Years Later                   14,457   16,687
   Ten Years Later                    14,738
   Redundancy/(Deficiency)            (1,780)  (1,988) (1,839)  (1,391)    (980)    (116)      89     256      285      382
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

Analysis of Consolidated Net Losses and Loss Expense
Reserve Development Excluding Asbestos and
Environmental Net Losses and Loss Expense Reserve
Development

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                        1989     1990    1991     1992     1993     1994     1995    1996     1997     1998     1999
====================================================================================================================================
Reserve for Net Losses and
   Loss Expenses, Excluding
   Asbestos and Environmental
   Losses and Loss Expenses,
   December 31,                      $12,838  $14,539 $15,639  $16,503  $17,249  $18,089  $19,186 $19,664  $20,384  $23,754  $23,709
Paid (Cumulative) as of:
   One Year Later                      3,940    4,260   4,691    4,766    5,061    4,700    5,174   5,507    5,576    6,657
   Two Years Later                     6,422    7,237   7,842    8,088    8,082    7,891    8,515   8,832    9,305
   Three Years Later                   8,240    9,333  10,178   10,157   10,137   10,048   10,673  11,094
   Four Years Later                    9,496   10,912  11,483   11,337   11,726   11,683   12,128
   Five Years Later                   10,456   11,727  12,175   12,448   12,871   12,734
   Six Years Later                    10,904   12,126  12,935   13,274   13,560
   Seven Years Later                  11,034   12,646  13,519   13,771
   Eight Years Later                  11,370   13,079  13,870
   Nine Years Later                   11,684   13,312
   Ten Years Later                    11,801
Net Liability Reestimated as of:
   End of Year                        12,838   14,539  15,639   16,503   17,249   18,089   19,186  19,664   20,384   23,754   23,709
   One Year Later                     12,684   14,341  15,518   16,382   17,019   17,556   18,568  19,118   19,903   23,229
   Two Years Later                    12,591   14,232  15,422   16,073   16,813   17,355   18,347  18,910   19,771
   Three Years Later                  12,449   14,190  15,403   15,997   16,790   17,293   18,141  18,934
   Four Years Later                   12,368   14,327  15,417   16,081   16,960   17,090   18,292
   Five Years Later                   12,431   14,472  15,562   16,362   16,969   17,155
   Six Years Later                    12,544   14,648  15,808   16,404   17,080
   Seven Years Later                  12,748   14,828  15,869   16,582
   Eight Years Later                  12,861   14,854  16,067
   Nine Years Later                   12,941   15,032
   Ten Years Later                    13,097
   Redundancy/(Deficiency)              (259)    (493)   (428)     (79)     169      934      894     730      613      525
====================================================================================================================================

Reconciliation of Net Reserve for Losses and
Loss Expenses

(in millions)
--------------------------------------------------------------------------------
                                                 1999         1998         1997
================================================================================
Net reserve for losses and loss
   expenses at beginning of year             $ 24,619     $ 21,171     $ 20,407
Acquisitions (a)                                   --        2,896           --
--------------------------------------------------------------------------------
Losses and loss expenses incurred:
   Current year                                12,122       10,938        9,732
   Prior years (b)                               (384)        (281)        (376)
--------------------------------------------------------------------------------
                                               11,738       10,657        9,356
--------------------------------------------------------------------------------
Losses and loss expenses paid:
   Current year                                 4,978        4,389        2,976
   Prior years                                  6,779        5,716        5,616
--------------------------------------------------------------------------------
                                               11,757       10,105        8,592
--------------------------------------------------------------------------------
Net reserve for losses and loss
   expenses at end of year (c)                $24,600      $24,619      $21,171
================================================================================

(a) Acquisitions include the opening balances with respect to Transatlantic and 21st Century.
(b) Does not include the effects of foreign exchange adjustments which are reflected in the "Net Losses and Loss Expense Reserve Development" table.
(c)   See also Note 6(a) of Notes to Financial Statements.

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

      The reserve for losses and loss expenses as reported in AIG's Consolidated Balance Sheet at December 31, 1999, differs from the total reserve reported in the Annual Statements filed with state insurance departments and, where appropriate, with foreign regulatory authorities. The differences at December 31, 1999 relate primarily to reserves for certain foreign operations. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

      The reserve for gross losses and loss expenses is prior to reinsurance and represents the accumulation for reported losses and IBNR. Management reviews the adequacy of established gross loss reserves in the manner previously described for net loss reserves.

      The "Analysis of Consolidated Gross Losses and Loss

Expense Reserve Development", which follows, presents the development of gross losses and loss expense reserves for calendar years 1992 through 1999. As with the net losses and loss expense reserve development, the deficiencies of $1.77 billion and $923 million for 1992 and 1993, and redundancies of $1.02 billion, $1.44 billion, $2.02 billion, $1.15 billion and $1.15 billion for 1994, 1995, 1996, 1997 and 1998, respectively, are relatively insignificant both in terms of an aggregate amount and as a percentage of the initial reserve balance.

Analysis of Consolidated Gross Losses and
Loss Expense Reserve Development

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                      1992         1993        1994         1995         1996        1997         1998         1999
====================================================================================================================================
Gross Losses and
  Loss Expenses,
  December 31,                     $28,157      $30,046     $31,435      $33,047      $33,430     $33,400      $38,310      $38,252
Paid (Cumulative)
  as of:
  One Year Later                     7,281        8,807       7,640        8,392        9,199       9,185       10,344
  Two Years Later                   13,006       13,279      13,036       15,496       15,043      14,696
  Three Years Later                 16,432       17,311      17,540       18,837       18,721
  Four Years Later                  18,550       20,803      20,653       21,811
  Five Years Later                  21,322       22,895      22,634
  Six Years Later                   22,807       23,779
  Seven Years Later                 23,684
Gross Liability Reestimated
  as of:
  End of Year                       28,157       30,046      31,435       33,047       33,430      33,400       38,310       38,252
  One Year Later                    28,253       29,866      30,759       32,372       32,777      32,337       37,161
  Two Years Later                   27,825       29,537      30,960       32,398       31,719      32,251
  Three Years Later                 27,727       30,362      30,825       31,759       31,407
  Four Years Later                  28,625       31,020      30,508       31,604
  Five Years Later                  29,701       30,881      30,417
  Six Years Later                   29,605       30,969
  Seven Years Later                 29,929
  Redundancy/(Deficiency)           (1,772)        (923)      1,018        1,443        2,023       1,149        1,149
====================================================================================================================================

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

      Life insurance operations in foreign countries comprised 92.1 percent of life premium income and 66.0 percent of operating income in 1999. AIG operates overseas principally through American Life Insurance Company (ALICO), American International Assurance Company, Limited together with American International Assurance Company (Bermuda) Limited (AIA) and Nan Shan Life Insurance Company, Ltd. (Nan Shan). ALICO is incorporated in Delaware and all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in approximately 50 countries located in Europe, Africa, Latin America, the Caribbean, the Middle East, and the Far East, with Japan being the largest territory. AIA operates primarily in Hong Kong, Singapore, Malaysia and Thailand. Nan Shan operates in Taiwan. These operations comprised
89.8 percent of AIG's consolidated life premium income. (See also Note 18 of Notes to Financial Statements.)

      AIG's domestic life operations are comprised of two separate operations, AIG's domestic life companies and the life insurance subsidiaries of SunAmerica. AIG's predominant domestic life subsidiaries are American International Life Assurance Company of New York and AIG Life Insurance Company. These companies utilize multiple distribution channels including brokerage and career and general agents to offer primarily life insurance, financial and investment products and specialty forms of accident and health coverage for individuals and groups, including employee benefit plans. SunAmerica sells primarily financial and investment type products. The domestic life operations comprised 7.9 percent of total life premium income in 1999.

      There was no significant adverse effect on AIG's life insurance results of operations from economic environments in any one state, country or geographic region for the year ended December 31, 1999. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

      Traditional life insurance products such as whole life and endowment continue to be significant in the overseas companies, especially in Southeast Asia, while a mixture of traditional, accident and health and financial products are sold in Japan.

      In addition to the above, AIG also has subsidiary operations in the Philippines, Canada, Mexico, Poland, Switzerland, Puerto Rico, and conducts life insurance business through AIUO subsidiary companies in Russia, Israel and in certain countries in Central and South America.

      The foreign life companies have approximately 125,000 career agents and sell their products largely to indigenous persons in local currencies. In addition to the agency outlets, these companies also distribute their products through direct marketing channels, such as mass marketing, and through brokers and other distribution outlets such as financial institutions.

      The following tables summarize the life insurance operating results for the years ended December 31, 1999 and 1998. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

(dollars in millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Average
                                                            Net                                                   Termination Rate
                                       Premium       Investment        Operating        Insurance            ----------------------
December 31, 1999                       Income           Income       Income (a)         In-Force            Lapse            Other
===================================================================================================================================
Individual:
    Life                               $ 8,491           $2,630           $1,487         $431,507 (b)         7.0%             1.6%
    Annuity                                334            1,600              244                  (c)
    Accident and health                  1,643              115              432                  (c)
Group:
    Life                                   619               37               66          153,452             8.5%             2.7%
    Pension                                252            1,805              765                  (c)
    Accident and health                    603               27               20                  (c)
Realized capital losses                     --               --             (148)                 (c)
Consolidation adjustments                   --               (8)              (8)                 (c)
-----------------------------------------------------------------------------------------------------------------------------------
Total                                  $11,942           $6,206           $2,858         $584,959
===================================================================================================================================

(a)   Including income related to investment type products.
(b)   Including $304.7 billion of whole life insurance and endowments.
(c)   Not applicable.

(dollars in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Average
                                                            Net                                                   Termination Rate
                                       Premium       Investment        Operating        Insurance            -----------------------
December 31, 1998                       Income           Income       Income (a)         In-Force            Lapse            Other
====================================================================================================================================
Individual:
    Life                               $ 7,391           $2,260           $1,244         $381,181 (b)         6.8%             1.4%
    Annuity                                284            1,598              292                  (c)
    Accident and health                  1,297               95              361                  (c)
Group:
    Life                                   513               32               55          122,468            10.6%             5.1%
    Pension                                229            1,197              480                  (c)
    Accident and health                    579               27               23                  (c)
Realized capital losses                     --               --              (74)                 (c)
Consolidation adjustments                   --               (8)              (8)                 (c)
------------------------------------------------------------------------------------------------------------------------------------
Total                                  $10,293           $5,201           $2,373         $503,649
====================================================================================================================================

(a)   Including income related to investment type products.
(b)   Including $280.1 billion of whole life insurance and endowments.
(c)   Not applicable.

      AIG's individual life insurance and group life insurance portfolio accounted for 52 percent, 53 percent and 52 percent of AIG's consolidated life insurance operating income before realized capital losses for the years ended December 31, 1999, 1998 and 1997, respectively. For the years ended December 31, 1999, 1998 and 1997, 64.7 percent, 68.0 percent and 69.3 percent, respectively, of consolidated life operating income before realized capital losses was derived from foreign operations.

Insurance Investment Operations

A significant portion of AIG's general and life operating revenues are derived from AIG's insurance investment operations. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 2, 8 and 18 of Notes to Financial Statements.)

      The following tables summarize the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at December 31, 1999 and 1998:

(dollars in millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Percent Distribution
                                                    General          Life                     Percent     -------------------------
December 31, 1999                                 Insurance     Insurance          Total     of Total     Domestic          Foreign
===================================================================================================================================
Fixed maturities:
    Available for sale, at market value (a)         $16,903       $61,022       $ 77,925       61.6%        53.5%            46.5%
    Held to maturity, at amortized cost              12,078            --         12,078        9.5        100.0             --
Equity securities, at market value (b)                4,000         2,503          6,503        5.1         50.2             49.8
Mortgage loans on real estate, policy and
    collateral loans                                     70        10,420         10,490        8.3         57.0             43.0
Short-term investments, including
    time deposits, and cash                             977         5,710          6,687        5.3         45.1             54.9
Real estate                                             381         1,141          1,522        1.2         18.5             81.5
Investment income due and accrued                       576         1,421          1,997        1.6         48.0             52.0
Other invested assets                                 4,150         5,138          9,288        7.4         85.1             14.9
----------------------------------------------------------------------------------------------------------------------------------
Total                                               $39,135       $87,355       $126,490      100.0%        59.5%            40.5%
==================================================================================================================================

(a)   Includes $1.04 billion of bonds trading securities, at market value.
(b)   Includes $697 million of non-redeemable preferred stocks, at market value.

(dollars in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Percent Distribution
                                                              General        Life                 Percent   ------------------------
December 31, 1998                                           Insurance   Insurance       Total    of Total   Domestic         Foreign
====================================================================================================================================
Fixed maturities:

    Available for sale, at market value (a)                   $15,939     $51,237    $ 67,176      59.0%      56.4%            43.6%
    Held to maturity, at amortized cost                        12,658          --      12,658      11.1      100.0               --
Equity securities, at market value (b)                          3,923       2,092       6,015       5.3       54.1             45.9
Mortgage loans on real estate, policy and collateral loans         70       9,894       9,964       8.7       55.5             44.5
Short-term investments, including
    time deposits, and cash                                       873       5,835       6,708       5.9       42.6             57.4
Real estate                                                       393       1,124       1,517       1.3       18.2             81.8
Investment income due and accrued                                 568       1,197       1,765       1.5       51.2             48.8
Other invested assets                                           4,459       3,699       8,158       7.2       85.9             14.1
------------------------------------------------------------------------------------------------------------------------------------
Total                                                         $38,883     $75,078    $113,961     100.0%      61.7%            38.3%
====================================================================================================================================

(a)   Includes $1.01 billion of bonds trading securities, at market value.
(b)   Includes $593 million of non-redeemable preferred stocks, at market value.

      The following table summarizes the investment results of the general insurance operations. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of Notes to Financial Statements.)

(dollars in millions)
----------------------------------------------------------------------------------------------------------------------------------
                           Annual Average Cash and Invested Assets
                           ---------------------------------------
                                   Cash
                             (including                                           Net                                     Realized
                             short-term      Invested                      Investment                Rate of Return on     Capital
Years Ended December 31,   investments)     Assets(a)        Total          Income(b)                  Invested Assets       Gains
==================================================================================================================================
1999                               $925       $38,084      $39,009             $2,517                 6.5%(c)      6.6%(d)    $295
1998                                745        34,619       35,364              2,192                 6.2%(c)      6.3%(d)     205
1997                                611        29,704       30,315              1,854                 6.1%(c)      6.2%(d)     128
1996                                630        27,048       27,678              1,691                 6.1%(c)      6.3%(d)      65
1995                                825        24,417       25,242              1,547                 6.1%(c)      6.3%(d)      68
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

(dollars in millions)
----------------------------------------------------------------------------------------------------------------------------------
                           Annual Average Cash and Invested Assets
                           ---------------------------------------
                                   Cash                                                                                   Realized
                             (including                                           Net                                      Capital
                             short-term      Invested                      Investment            Rate of Return on           Gains
Years Ended December 31,   investments)     Assets(a)         Total         Income(b)             Invested Assets         (Losses)
==================================================================================================================================
1999                          $5,772         $75,444         $81,216         $6,206             7.6%(c)      8.2%(d)       $(148)
1998                           4,619          65,796          70,415          5,201             7.4%(c)      7.9%(d)         (74)
1997                           2,467          57,849          60,316          4,521             7.5%(c)      7.8%(d)          (9)
1996                           1,809          48,158          49,967          3,805             7.6%(c)      7.9%(d)           4
1995                           1,934          38,990          40,924          3,059             7.5%(C)      7.8%(d)           1
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

Financial Services Operations

AIG's financial services subsidiaries engage in diversified financial products and services including aircraft, consumer and premium financing, and banking services.

      International Lease Finance Corporation (ILFC) engages primarily in the acquisition of new and used commercial jet aircraft and the leasing and remarketing of such aircraft to airlines around the world. (See also Note 18 of Notes to Financial Statements.)

      AIG Financial Products Corp. and its subsidiaries (AIGFP) structure financial transactions, including long-dated interest rate and currency swaps and structures borrowing through notes, bonds and guaranteed investment agreements. (See also Note 18 of Notes to Financial Statements.)

      AIG Trading Group Inc. and its subsidiaries (AIGTG) engage in various commodities trading, foreign exchange trading, interest rate swaps and market making activities. (See also Note 18 of Notes to Financial Statements.)

      Together these three operations comprise 94.5 percent of the commissions, transaction and other fees of AIG's consolidated financial services operations.

      The following table is a summary of the composition of AIG's financial services and asset management invested assets and liabilities at December 31, 1999 and 1998. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of Notes to Financial Statements.)

(in millions)                                           1999            1998
============================================================================
Financial services and asset management
    invested assets:
    Flight equipment primarily under operating
       leases, net of accumulated depreciation       $17,334         $16,330
    Securities available for sale, at market value    12,954          10,674
    Trading securities, at market value                4,391           5,668
    Spot commodities, at market value                    683             476
    Unrealized gain on interest rate and currency
       swaps, options and forward transactions         7,931           9,881
    Trading assets                                     5,793           6,229
    Securities purchased under agreements to
       resell, at contract value                      10,897           4,838
    Other, including short-term investments            2,565           2,523
----------------------------------------------------------------------------
Total                                                $62,548         $56,619
============================================================================
Financial services and asset management liabilities:
    Borrowings under obligations of guaranteed
       investment agreements                        $  9,430        $  9,188
    Securities sold under agreements to
       repurchase, at contract value                   6,116           4,473
    Trading liabilities                                3,821           4,664
    Securities and spot commodities sold but not
       yet purchased, at market value                  6,413           4,457
    Unrealized loss on interest rate and currency
       swaps, options and forward transactions         8,624           7,055
    Trust deposits and deposits due to banks and
       other depositors                                2,175           1,682
    Commercial paper                                   2,958           3,204
    Notes, bonds and loans payable                    16,806          15,249
----------------------------------------------------------------------------
Total                                                $56,343         $49,972
============================================================================

      The following table is a summary of the revenues and operating income of AIG's principal financial services operations for the year ended December 31, 1999, 1998 and 1997. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of Notes to Financial Statements.)

                                                                   Operating
(in millions)                                       Revenues          Income
============================================================================
1999
ILFC                                                  $2,194            $590
AIGFP*                                                   737             482
AIGTG*                                                   227             109
============================================================================
1998
ILFC                                                  $2,002            $496
AIGFP*                                                   550             323
AIGTG*                                                   374             123
============================================================================
1997
ILFC                                                  $1,857            $382
AIGFP*                                                   452             241
AIGTG*                                                   562             127
============================================================================

* Revenues represent commissions, transaction and other fees.

      A.I. Credit Corp. and Imperial Premium Finance, Inc. also contribute to financial services income. These operations engage principally in premium financing. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 9 and 12 of Notes to Financial Statements.)

      AIG Consumer Finance Group, Inc., through its subsidiaries, is engaged in developing a multi-product consumer finance business with an emphasis on emerging markets.

Asset Management Operations

AIG's asset management operations offer a wide variety of investment vehicles and services, including variable annuities, mutual funds, and investment asset management. Such products and services are offered to individuals and institutions both domestically and internationally.

      AIG's three principal asset management operations are SunAmerica's asset management operations (SAAMCo), AIG Global Investment Group, Inc. and its subsidiaries (Global Investment) and AIG Capital Partners, Inc. (Cap Partners). SAAMCo develops and sells variable annuities and other investment products, sells and manages mutual funds and provides financial services. Global Investment manages invested assets of institutions, including insurance companies and pension funds, and provides custodial services. Cap Partners organizes, and manages the invested assets of institutional investment funds and may also invest in such funds. Each of these subsidiary operations receives fees for investment products and services provided.

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

Additional Investments

AIG holds a 24.4 percent interest in IPC Holdings, Ltd., a reinsurance holding company and a 19.9 percent interest in Richmond Insurance Company, Ltd., a reinsurer. (See also Note 1(o) of Notes to Financial Statements.)

Locations of Certain Assets

As of December 31, 1999, approximately 32 percent of the consolidated assets of AIG were located in foreign countries (other than Canada), including $894 million of cash and securities on deposit with foreign regulatory authorities. Foreign operations and assets held abroad may be adversely affected by political developments in foreign countries, including such possibilities as tax changes, nationalization and changes in regulatory policy, as well as by consequence of hostilities and unrest. The risks of such occurrences and their overall effect upon AIG vary from country to country and cannot easily be predicted. If expropriation or nationalization does occur, AIG's policy is to take all appropriate measures to seek recovery of such assets. Certain of the countries in which AIG's business is conducted have currency restrictions which generally cause a delay in a company's ability to repatriate assets and profits. (See also Notes 1, 2 and 18 of Notes to Financial Statements.)

Insurance Regulation and Competition

Certain states require registration and periodic reporting by insurance companies which are licensed in such states and are controlled by other corporations. Applicable legislation typically requires periodic disclosure concerning the corporation which controls the registered insurer and the other companies in the holding company system and prior approval of intercorporate transfers of assets (including in some instances payment of dividends by the insurance subsidiary) within the holding company system. AIG's subsidiaries are registered under such legislation in those states which have such requirements.(See also Note 11 of Notes to Financial Statements.)

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

      The statutory surplus of each of AIG's domestic general and life insurance subsidiaries exceeded their RBC standards by considerable margins as of December 31, 1999.

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

      In addition to licensing requirements, AIG's foreign operations are also regulated in various jurisdictions with respect to currency, policy language and terms, amount and type of security deposits, amount and type of reserves, amount and type of local investment and the share of profits to be returned to policyholders on participating policies. Some foreign countries regulate rates on various types of policies. Certain countries have established reinsurance institutions, wholly or partially owned by the state, to which admitted insurers are obligated to cede a portion of their business on terms which do not always allow foreign insurers, including AIG, full compensation. In some countries, regulations governing constitution of technical reserves and remittance balances may hinder remittance of profits and repatriation of assets.

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

ITEM 2. Properties

AIG and its subsidiaries operate from approximately 360 offices in the United States, 5 offices in Canada and numerous offices in approximately 100 foreign countries. The offices in Springfield, Illinois; Houston, Texas; Atlanta, Georgia; Baton Rouge, Louisiana; Wilmington, Delaware; Hato Rey, Puerto Rico; San Diego, California; Greensboro, North Carolina; Livingston, New Jersey; 70 Pine Street, 72 Wall Street and 175 Water Street in New York City; and offices in approximately 30 foreign countries including Bermuda, Chile, Hong Kong, the Philippines, Japan, England, Singapore, Switzerland, Taiwan and Thailand are located in buildings owned by AIG and its subsidiaries. The remainder of the office space utilized by AIG subsidiaries is leased.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

Directors and Executive Officers of the Registrant

Set forth below is certain information concerning the directors and executive officers of AIG. All directors are elected at the annual meeting of shareholders. All officers serve at the pleasure of the Board of Directors, but subject to the foregoing, are elected for terms of one year expiring in May of each year.

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Served as
                                                                                                                     Director or
                                                                                                                         Officer
Name                     Title                                                                           Age               Since
================================================================================================================================
M. Bernard Aidinoff*     Director                                                                        71                 1984
Eli Broad                Director                                                                        66                 1999
Pei-yuan Chia            Director                                                                        61                 1996
Marshall A. Cohen        Director                                                                        64                 1992
Barber B. Conable, Jr.   Director                                                                        77                 1991
Martin S. Feldstein      Director                                                                        60                 1987
Ellen V. Futter          Director                                                                        50                 1999
Leslie L. Gonda          Director                                                                        80                 1990
Evan G. Greenberg*       Director, President and Chief Operating Officer                                 45                 1995
M. R. Greenberg*         Director, Chairman and Chief Executive Officer                                  74                 1967
Carla A. Hills           Director                                                                        66                 1993
Frank J. Hoenemeyer*     Director                                                                        80                 1985
Edward E. Matthews*      Director and Vice Chairman - Investments and Financial Services                 68                 1973
Dean P. Phypers          Director                                                                        71                 1979
Howard I. Smith          Director, Executive Vice President, Chief Financial Officer and Comptroller     55                 1984
Thomas R. Tizzio*        Director and Senior Vice Chairman - General Insurance                           62                 1982
Edmund S. W. Tse         Director and Vice Chairman - Life Insurance                                     62                 1991
Jay S. Wintrob           Director                                                                        43                 1999
Frank G. Wisner          Director and Vice Chairman - External Affairs                                   61                 1997
Edwin E. Manton          Senior Advisor                                                                  91                 1967
John J. Roberts          Senior Advisor                                                                  77                 1967
Ernest E. Stempel        Senior Advisor                                                                  83                 1967
Kristian P. Moor         Executive Vice President - Domestic General Insurance                           40                 1998
R. Kendall Nottingham    Executive Vice President - Life Insurance                                       61                 1998
Robert M. Sandler        Executive Vice President, Senior Casualty Actuary and Senior Claims Officer     57                 1980
Martin J. Sullivan       Executive Vice President - Foreign General Insurance                            45                 1997
William N. Dooley        Senior Vice President - Financial Services                                      47                 1992
Lawrence W. English      Senior Vice President - Administration                                          58                 1985
Axel I. Freudmann        Senior Vice President - Human Resources                                         53                 1986
Win J. Neuger            Senior Vice President and Chief Investment Officer                              50                 1995
Ernest T. Patrikis       Senior Vice President and General Counsel                                       56                 1998
Robert E. Lewis          Vice President and Chief Credit Officer                                         49                 1993
Charles M. Lucas         Vice President and Director of Market Risk Management                           61                 1996
Frank Petralito II       Vice President and Director of Taxes                                            63                 1978
Kathleen E. Shannon      Vice President and Secretary                                                    50                 1986
John T. Wooster, Jr.     Vice President - Communications                                                 60                 1989
Carol A. McFate          Treasurer                                                                       47                 1998
================================================================================================================================

* Member of Executive Committee.

      Except as hereinafter noted, each of the directors who is also an executive officer of AIG and each of the other executive officers has, for more than five years, occupied an executive position with AIG or companies that are now its subsidiaries, or with Starr. Evan G. Greenberg is the son of M.R. Greenberg. There are no other arrangements or understandings between any director or officer and any other person pursuant to which the director or officer was elected to such position. Prior to joining AIG in 1998, Mr. Patrikis was First Vice President at the Federal Reserve Bank of New York, previously having served as Executive Vice President and General Counsel. Mr. Lucas was Senior Vice President at Republic National Bank of New York prior to joining AIG in 1996. Ms. McFate was Assistant Treasurer of AIG and Director of Financial Analysis of AIG prior to being elected Treasurer of AIG in 1998 and was Senior Vice President - Investment Management at Prudential Insurance Company prior to joining AIG in 1994. Mr. Wisner served as a career foreign service officer with the United States Department of State from 1961 through July, 1997, with his last position being Ambassador to India.

PART II
================================================================================
ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters

(a) The table below shows the high and low closing sales prices per share of AIG's common stock, as reported on the New York Stock Exchange Composite Tape, for each quarter of 1999 and 1998, as adjusted for the common stock split in the form of a 25 percent common stock dividend paid July 30, 1999 and the common stock split in the form of a 50 percent common stock dividend paid July 31, 1998. All prices are as reported by the National Quotation Bureau, Incorporated.

--------------------------------------------------------------------------------
                                          1999                      1998
                                  ---------------------       ------------------
                                     High       Low           High       Low
================================================================================
First Quarter                      98 1/8       78            69         53 5/8
Second Quarter                    106 3/8       89 3/16       77 7/8     65 7/16
Third Quarter                      99 3/4       84 1/2        81 9/16    61
Fourth Quarter                    111 11/16     82            80 11/16   53 1/4
================================================================================

      (b) In 1999, AIG paid a quarterly dividend of 4.5 cents in March and June and 5.0 cents in September and December for a total cash payment of 19 cents per share of common stock. In 1998, AIG paid a quarterly dividend of 4.0 cents in March and June and 4.5 cents in September and December for a total cash payment of 17 cents per share of common stock. These amounts reflect the adjustment for common stock splits described above. Subject to the dividend preference of any of AIG's serial preferred stock which may be outstanding, the holders of shares of common stock are entitled to receive such dividends as may be declared by the Board of Directors from funds legally available therefor.

       See Note 11(a) of Notes to Financial Statements for a discussion of certain restrictions on the payment of dividends to AIG by some of its insurance subsidiaries.

      (c) The approximate number of holders of Common Stock as of January 31, 2000, based upon the number of record holders, was 26,000.

================================================================================

ITEM 6. Selected Financial Data
AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA

The following Selected Consolidated Financial Data, which has been restated to include the operations of SunAmerica Inc., the Maryland corporation which was merged into AIG on January 1, 1999, on a pooling of interest basis, is presented in accordance with generally accepted accounting principles. This data should be read in conjunction with the financial statements and accompanying notes included elsewhere herein.

(in millions, except per share amounts)
-----------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                               1999          1998          1997          1996          1995
===================================================================================================================================
Revenues (a)                                                      $  40,656     $  35,716     $  32,553     $  29,325     $  26,610
General insurance:
    Net premiums written                                             16,224        14,586        13,408        12,692        11,893
    Net premiums earned                                              15,544        14,098        12,421        11,855        11,406
    Adjusted underwriting profit                                        669           531           490           450           417
    Net investment income                                             2,517         2,192         1,854         1,691         1,547
    Realized capital gains                                              295           205           128            65            68
    Operating income                                                  3,481         2,928         2,472         2,206         2,032
Life insurance:
    Premium income                                                   11,942        10,293         9,956         8,995         8,044
    Net investment income                                             6,206         5,201         4,521         3,805         3,059
    Realized capital gains (losses)                                    (148)          (74)           (9)            4             1
    Operating income                                                  2,858         2,373         2,048         1,657         1,331
Financial services operating income                                   1,081           869           671           501           424
Asset management operating income                                       314           191           127           101            35
Equity in income of minority-owned insurance operations                  --            57           114            99            82
Other realized capital losses                                           (25)           (7)          (29)          (12)          (30)
Other income (deductions)--net                                         (197)         (134)          (93)          (84)          (91)
Income before income taxes and minority interest                      7,512         6,277         5,310         4,468         3,783
Income taxes                                                          2,219         1,785         1,525         1,234         1,041
Income before minority interest                                       5,293         4,492         3,785         3,234         2,742
Minority interest                                                      (238)         (210)          (74)          (63)          (38)
Net income                                                            5,055         4,282         3,711         3,171         2,704
Earnings per common share (b) :
    Basic                                                              3.27          2.81          2.45          2.08          1.78
    Diluted                                                            3.23          2.75          2.40          2.05          1.75
Cash dividends per common share (c)                                     .19           .17           .15           .13           .11
Total assets                                                        268,238       233,676       199,614       172,330       150,981
Long-term debt (d)                                                   22,896        22,720        18,950        18,079        14,977
Capital funds (shareholders' equity)                                 33,306        30,123        26,585        23,705        21,040
===================================================================================================================================

(a) Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transaction and other fees, asset management commissions and other fees, equity in income of minority-owned insurance operations, and realized capital gains (losses). Commencing in 1997, agency operations were presented as a component of general insurance and for years prior to 1997 agency results have been reclassified to conform to this presentation.
(b) Per share amounts for all periods presented have been retroactively adjusted to reflect all stock dividends and splits and reflect the adoption of the Statement of Financial Accounting Standards No. 128 "Earnings per Share."
(c) Cash dividends have not been restated to reflect dividends paid by SunAmerica Inc.
(d) Including commercial paper and excluding that portion of long-term debt maturing in less than one year.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

Management's Discussion and Analysis of
Financial Condition and Results of Operations

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operational Review

General Insurance Operations

AIG's general insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance.

      Domestic general insurance operations are comprised of the Domestic Brokerage Group (DBG), which includes the domestic operations of Transatlantic Holdings, Inc. (Transatlantic), Personal Lines, including 21st Century Insurance Group (21st Century), and Mortgage Guaranty.

      Commencing with the third quarter of 1998, Transatlantic and 21st Century were consolidated into AIG's financial statements, as a result of AIG obtaining majority ownership.

      DBG is AIG's primary domestic division. DBG writes substantially all classes of business insurance, accepting such business mainly from insurance brokers. This provides DBG the opportunity to select specialized markets and retain underwriting control. Any licensed broker is able to submit business to DBG without the traditional agent-company contractual relationship, but such broker usually has no authority to commit DBG to accept a risk.

      Personal Lines engages in the mass marketing of personal lines insurance, primarily private passenger auto and includes homeowners and personal umbrella coverages.

      Mortgage Guaranty provides guaranty insurance on conventional first mortgage loans on single family dwellings and condominiums.

      AIG's Foreign General insurance group accepts risks primarily underwritten through American International Underwriters (AIU), a marketing unit consisting of wholly owned agencies and insurance entities. The Foreign General insurance group also includes business written by AIG's foreign-based insurance subsidiaries for their own accounts. The Foreign General insurance group uses various marketing methods to write both business and personal lines insurance with certain refinements for local laws, customs and needs. AIU operates in over 70 countries in Asia, the Pacific Rim, Europe, Africa, Middle East and Latin America. Transatlantic's foreign operations are included in this group. (See also Note 18 of Notes to Financial Statements.)

      General insurance operations for the twelve month periods ending December 31, 1999, 1998 and 1997 were as follows:

(in millions)
--------------------------------------------------------------------------------
                                                      1999       1998       1997
================================================================================
Net premiums written:
   Domestic                                       $ 10,678   $  9,787   $  9,038
   Foreign                                           5,546      4,799      4,370
--------------------------------------------------------------------------------
Total                                             $ 16,224   $ 14,586   $ 13,408
================================================================================
Net premiums earned:
   Domestic                                       $ 10,083   $  9,471   $  8,352
   Foreign                                           5,461      4,627      4,069
--------------------------------------------------------------------------------
Total                                             $ 15,544   $ 14,098   $ 12,421
================================================================================
Adjusted underwriting profit (loss):
   Domestic                                       $    359   $      9   $     (7)
   Foreign                                             310        522        497
--------------------------------------------------------------------------------
Total                                             $    669   $    531   $    490
================================================================================
Net investment income:
   Domestic                                       $  1,995   $  1,754   $  1,485
   Foreign                                             522        438        369
--------------------------------------------------------------------------------
Total                                             $  2,517   $  2,192   $  1,854
================================================================================
Operating income before realized capital gains:
   Domestic                                       $  2,354   $  1,763   $  1,478
   Foreign                                             832        960        866
--------------------------------------------------------------------------------
Total                                                3,186      2,723      2,344
Realized capital gains                                 295        205        128
--------------------------------------------------------------------------------
Operating income                                  $  3,481   $  2,928   $  2,472
================================================================================

      In AIG's general insurance operations, 1999 net premiums written and net premiums earned increased 11.2 percent and 10.3 percent, respectively, from those of 1998. In 1998, net premiums written increased 8.8 percent and net premiums earned increased 13.5 percent when compared to 1997.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

      General insurance domestic net premiums written and net premiums earned were as follows:

(in millions)
--------------------------------------------------------------------------------
                                                      1999       1998       1997
================================================================================
Net premiums written:
   DBG                                            $  8,119   $  8,002   $  7,885
   Personal Lines                                    2,162      1,422        812
   Mortgage Guaranty                                   397        363        341
--------------------------------------------------------------------------------
Total                                             $ 10,678   $  9,787   $  9,038
================================================================================
Net premiums earned:
   DBG                                            $  7,608   $  7,814   $  7,207
   Personal Lines                                    2,079      1,280        790
   Mortgage Guaranty                                   396        377        355
--------------------------------------------------------------------------------
Total                                             $ 10,083   $  9,471   $  8,352
================================================================================

      During the latter part of 1999, the commercial insurance market began to experience some rate increases. However, this market remains competitive and excessively capitalized. DBG has been able to sustain some growth in various specialty markets, such as pollution, excess liability and risk management, where AIG provides cost effective coverages for large complex risks, underwriting flexibility, and creative risk financing solutions; however, in 1999 DBG declined to renew $450 million of domestic business where underwriting and pricing standards could not be achieved. Non-renewed policies were principally in the workers' compensation, traditional casualty and property lines of business.

      As reflected in the preceding table showing the distribution of net premiums written and net premiums earned, domestic growth was primarily achieved through the growth in the personal auto insurance segment of Personal Lines. Personal Lines net premiums written increased $740 million in 1999 over 1998, compared to an increase of $610 million in 1998 over 1997. The consolidation of 21st Century for twelve months in 1999 compared to six months in 1998 accounted for approximately 50 percent of the increase. The balance of the increase was related to the significant growth in the number of policies issued with respect to preferred, standard and non-standard auto risks.

      Growth of 15.6 percent and 18.0 percent for foreign general insurance net premiums written and net premiums earned, respectively, in 1999 over 1998 reflect growth of operations in the United Kingdom, the Far East, and the consolidation of Transatlantic's foreign operations for the twelve months in 1999 compared to six months in 1998. Foreign general insurance operations produced 34.2 percent of the general insurance net premiums written in 1999,
32.9 percent in 1998 and 32.6 percent in 1997.

      Differences in foreign exchange rates during 1999 relative to 1998 had a negligible effect on foreign general insurance net premiums written when translated from original currencies into U.S. dollars. (See also the discussion under "Capital Resources" herein.)

      Because of the nature and diversity of AIG's operations and the continuing rapid changes in the insurance industry worldwide, together with the factors discussed above, it is difficult to assess further or project future growth in AIG's net premiums written and reserve for losses and loss expenses.

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

      AIG, along with most general insurance entities, uses the loss ratio, the expense ratio and the combined ratio as measures of performance. The loss ratio is derived as the sum of losses and loss expenses incurred divided by net premiums earned. The expense ratio is derived as statutory underwriting expenses divided by net premiums written. The combined ratio is the sum of the loss ratio and the expense ratio. These ratios are relative measurements that describe for every $100 of net premiums earned or written, the cost of losses and statutory expenses, respectively. The combined ratio presents the total cost per $100 of premium production. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting loss. The statutory general insurance ratios were as follows:

--------------------------------------------------------------------------------
                                                      1999       1998       1997
================================================================================
Domestic:
   Loss Ratio                                        81.51      84.25      84.44
   Expense Ratio                                     16.19      15.87      15.90
--------------------------------------------------------------------------------
Combined Ratio                                       97.70     100.12     100.34
================================================================================
Foreign:
   Loss Ratio                                        64.44      57.87      56.61
   Expense Ratio                                     29.80      30.76      31.16
--------------------------------------------------------------------------------
Combined Ratio                                       94.24      88.63      87.77
================================================================================
Consolidated:
   Loss Ratio                                        75.51      75.59      75.33
   Expense Ratio                                     20.84      20.77      20.87
--------------------------------------------------------------------------------
Combined Ratio                                       96.35      96.36      96.20
================================================================================

      AIG believes that underwriting profit is the true measure of the performance of the core business of a general insurance company.

      Underwriting profit is measured in two ways: statutory underwriting profit and Generally Accepted Accounting Principles (GAAP) underwriting profit.

      Statutory underwriting profit is arrived at by reducing net premiums earned by net losses and loss expenses incurred and net expenses incurred. Statutory accounting differs from GAAP, as statutory accounting requires immediate expense recognition and ignores the matching of revenues and expenses as required by GAAP. That is, for statutory purposes, all expenses, most specifically acquisition expenses, are recognized immediately, not consistent with the revenues earned.

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

      The adjusted underwriting profits were $669 million in 1999, $531 million in 1998 and $490 million in 1997. Domestic adjusted underwriting profit increased primarily as a result of the disciplined underwriting of DBG. Foreign underwriting profit declined primarily as a result of catastrophe losses from European storms. The regulatory, product type and competitive environment as well as the degree of litigation activity in any one country varies significantly. These factors have a direct impact on pricing and consequently profitability as reflected by adjusted underwriting profit and statutory general insurance ratios. (See also Notes 4 and 18 of Notes to Financial Statements.)

      AIG's results reflect the net impact of incurred losses from catastrophes approximating $156 million in 1999, $110 million in 1998 and $16 million in 1997. AIG's gross incurred losses from catastrophes approximated $472 million in 1999, $625 million in 1998 and $22 million in 1997. In 1999, the catastrophe losses resulted primarily from European storms. The impact of losses caused by catastrophes can fluctuate widely from year to year, making comparisons of recurring type business more difficult. The pro forma table below excludes catastrophe losses in order to present comparable results of AIG's recurring core underwriting operations. The pro forma consolidated statutory general insurance ratios would be as follows:

--------------------------------------------------------------------------------
                                                      1999       1998       1997
================================================================================
Loss Ratio                                           74.51      74.81      75.20
Expense Ratio                                        20.84      20.77      20.87
--------------------------------------------------------------------------------
Combined Ratio                                       95.35      95.58      96.07
================================================================================

      AIG's historic ability to maintain its combined ratio below 100 is primarily attributable to the profitability of AIG's foreign general insurance operations and AIG's emphasis on maintaining its disciplined underwriting, especially in the domestic specialty markets. In 1999, the discipline in domestic underwriting was critical in maintaining underwriting profit as the foreign general combined ratio rose because of the impact of catastrophe losses. In addition, AIG does not seek net premium growth where rates do not adequately reflect its assessment of exposures.

      General insurance net investment income in 1999 increased 14.8 percent when compared to 1998. In 1998, net investment income increased 18.3 percent over 1997. The growth in net investment income in each of the three years was primarily attributable to new cash flow for investment and the consolidation of Transatlantic and 21st Century for twelve months in 1999 compared to six months in 1998. The new cash flow was generated from net general insurance operating cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein and Note 8 of Notes to Financial Statements.)

      General insurance realized capital gains were $295 million in 1999, $205 million in 1998 and $128 million in 1997. These realized gains resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

      General insurance operating income in 1999 increased 18.9 percent when compared to 1998. The 1998 results reflect an increase of 18.4 percent from 1997. The contribution of general insurance operating income to income before income taxes and minority interest was 46.3 percent in 1999 compared to 46.6 percent in 1998 and 1997.

      AIG is a major purchaser of reinsurance for its general insurance operations. AIG is cognizant of the need to exercise good judgment in the selection and approval of both domestic and foreign companies participating in its reinsurance programs. AIG insures risks in over 70 countries and its reinsurance programs must be coordinated in order to provide AIG the level of reinsurance protection that AIG desires. These reinsurance arrangements do not relieve AIG from its direct obligations to its insureds.

      AIG's general reinsurance assets amounted to $19.13 billion and resulted from AIG's reinsurance arrangements. Thus, a credit exposure existed at December 31, 1999 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 1999, approximately 50 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recogni-

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

tion, nearly all of these balances were collateralized. The remaining 50 percent of the general reinsurance assets were from authorized reinsurers and over 95 percent of such balances are from reinsurers rated A-(excellent) or better, as rated by A.M. Best. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness.

      AIG maintains an allowance for estimated unrecoverable reinsurance and has been largely successful in its previous recovery efforts. At December 31, 1999, AIG had allowances for unrecoverable reinsurance approximating $78 million. At that date, and prior to this allowance, AIG had no significant reinsurance recoverables from any individual reinsurer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

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

      At December 31, 1999, the consolidated general reinsurance assets of $19.13 billion include reinsurance recoverables for paid losses and loss expenses of $2.54 billion and $13.65 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported
(IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently. It is AIG's belief that the ceded reserves at December 31, 1999 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

      At December 31, 1999, general insurance reserves for losses and loss expenses (loss reserves) amounted to $38.25 billion. These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses and amounts of discounting related to certain workers' compensation claims. At December 31, 1999, general insurance net loss reserves decreased $19 million from prior year end to $24.60 billion. The decrease was primarily attributable to the change in the mix of business. That is, claims with respect to personal lines increased relative to commercial lines. Thus, the subsequent payment of these personal lines claims is significantly faster as these claims are deemed short tail lines, as described below. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at December 31, 1999. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on such future results of operations.

      In a very broad sense, the general loss reserves can be categorized into two distinct groups: one group being long tail casualty lines of business. Such lines include excess and umbrella liability, directors and officers' liability, professional liability, medical malpractice, general liability, products' liability, and related classes. These lines account for approximately one-half of net losses and loss expenses. The other group is short tail lines of business consisting principally of property lines, certain classes of casualty lines and includes personal lines.

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

      AIG continues to receive claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (hereinafter referred to collectively as environmental claims) and indemnity claims asserting injuries from asbestos. The vast majority of these asbestos and environmental claims emanate from policies written in 1984 and prior years. AIG established a specialized claims unit which investigates and adjusts all such asbestos and environmental claims. Commencing in 1985, standard policies contained an absolute exclusion for pollution related damage. However, AIG currently underwrites environmental impairment liability insurance on a claims made basis and excluded such claims from the analyses included herein.

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

      In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims with the same degree of reliability as is the case for other types of claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by changes in Superfund and waste dump site coverage issues. Although the estimated liabilities for these claims are subject to a significantly greater margin of error than for other claims, the reserves carried for these claims at December 31, 1999 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. (See the previous discussion on reinsurance collectibility herein.)

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

      A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at December 31, 1999, 1998 and 1997 follows. The 1999 and 1998 reserve activity includes Transatlantic.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

(in millions)
--------------------------------------------------------------------------------------------------------------------------
                                                                   1999                  1998                  1997
                                                             ----------------      ----------------      ----------------
                                                             Gross        Net      Gross        Net      Gross        Net
==========================================================================================================================
Asbestos:
Reserve for losses and loss expenses at beginning of year   $   964    $   259    $   842    $   195    $   876    $   172
Losses and loss expenses incurred                               404        101        375        111        238         69
Losses and loss expenses paid                                  (275)       (54)      (253)       (47)      (272)       (46)
--------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year         $ 1,093    $   306    $   964    $   259    $   842    $   195
==========================================================================================================================
Environmental:
Reserve for losses and loss expenses at beginning of year   $ 1,535    $   605    $ 1,467    $   592    $ 1,427    $   571
Losses and loss expenses incurred                               127         47        284        107        223         84
Losses and loss expenses paid                                  (143)       (67)      (216)       (94)      (183)       (63)
--------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year         $ 1,519    $   585    $ 1,535    $   605    $ 1,467    $   592
==========================================================================================================================
Combined:
Reserve for losses and loss expenses at beginning of year   $ 2,499    $   864    $ 2,309    $   787    $ 2,303    $   743
Losses and loss expenses incurred                               531        148        659        218        461        153
Losses and loss expenses paid                                  (418)      (121)      (469)      (141)      (455)      (109)
--------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year         $ 2,612    $   891    $ 2,499    $   864    $ 2,309    $   787
==========================================================================================================================

      The gross and net IBNR included in the aforementioned reserve for losses and loss expenses at December 31, 1999, 1998 and 1997 were estimated as follows:

(in millions)
--------------------------------------------------------------------------------------------------------------------------
                                                                   1999                  1998                  1997
                                                             ----------------      ----------------      ----------------
                                                             Gross        Net      Gross        Net      Gross        Net
==========================================================================================================================
Combined                                                    $   930    $   352    $   979    $   359    $ 1,004    $   394
==========================================================================================================================

      A summary of asbestos and environmental claims count activity for the years ended December 31, 1999, 1998 and 1997 was as follows:

-----------------------------------------------------------------------------------------------------------
                                                1999                                     1998
                                -----------------------------------      ----------------------------------
                                Asbestos  Environmental    Combined      Asbestos  Environmental   Combined
===========================================================================================================
Claims at beginning of year        6,388         16,560      22,948        6,150          17,422     23,572
Claims during year:
  Opened                             946          2,040       2,986          887           3,502      4,389
  Settled                           (225)          (876)     (1,101)         (81)           (677)      (758)
  Dismissed or
    otherwise resolved              (363)        (4,292)     (4,655)        (568)         (3,687)    (4,255)
-----------------------------------------------------------------------------------------------------------
Claims at end of year              6,746         13,432      20,178        6,388          16,560     22,948
===========================================================================================================

--------------------------------------------------------------------
                                                  1997
                                ------------------------------------
                                Asbestos    Environmental   Combined
====================================================================
Claims at beginning of year        5,668           17,395     23,063
Claims during year:
  Opened                           1,073            3,624      4,697
  Settled                           (169)            (644)      (813)
  Dismissed or
    otherwise resolved              (422)          (2,953)    (3,375)
--------------------------------------------------------------------
Claims at end of year              6,150           17,422     23,572
====================================================================

--------------------------------------------------------------------------------
Management's Discussion and Analysis of
Financial Condition and Results of Operations (CONTINUED)

      The average cost per claim settled, dismissed or otherwise resolved for the years ended December 31, 1999, 1998 and 1997 was as follows:

-----------------------------------------------------------------------------
                                                          Gross           Net
=============================================================================
1999
Asbestos                                               $467,700      $ 91,800
Environmental                                            27,700        13,000
Combined                                                 72,600        21,000
=============================================================================
1998
Asbestos                                               $389,800      $ 72,400
Environmental                                            49,500        21,500
Combined                                                 93,600        28,100
=============================================================================
1997
Asbestos                                               $460,200      $ 77,800
Environmental                                            50,900        17,500
Combined                                                108,600        26,000
=============================================================================

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

      The developed survival ratios include both involuntary and voluntary indemnity payments. Involuntary payments are primarily attributable to court judgments, court orders, covered claims with no coverage defenses, state mandated cleanup costs, claims where AIG's coverage defenses are minimal, and settlements made less than six months before trial. Also, AIG considers all legal and loss adjustment payments as involuntary.

      AIG believes voluntary indemnity payments should be excluded from the survival ratio. The special asbestos and environmental claims unit actively manages AIG's asbestos and environmental claims and proactively pursues early settlement of environmental claims for all known and unknown sites. As a result, AIG reduces its exposure to future environmental loss contingencies.

      AIG's survival ratios for involuntary asbestos and environmental claims, separately and combined, were based upon a three year average payment. These ratios for the years ended December 31, 1999, 1998 and 1997 were as follows:

--------------------------------------------------------------------------
                                                       Gross           Net
==========================================================================
1999
Involuntary survival ratios:
  Asbestos                                               4.1           6.3
  Environmental                                         17.3          17.5
  Combined                                               8.2          11.7
==========================================================================
1998
Involuntary survival ratios:
  Asbestos                                               3.7           5.2
  Environmental                                         17.0          17.2
  Combined                                               7.8          10.8
==========================================================================
1997
Involuntary survival ratios:
  Asbestos                                               3.8           4.6
  Environmental                                         14.6          18.0
  Combined                                               7.7          11.2
==========================================================================

      AIG's operations are negatively impacted under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company's future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits for 1999, 1998 and 1997 were $15 million, $16 million and $15 million, respectively.

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

      AIG's three principal overseas life operations are American Life Insurance Company (ALICO), American International Assurance Company, Limited together with American International Assurance Company (Bermuda) Limited (AIA) and Nan Shan Life Insurance Company, Ltd. (Nan Shan). ALICO is incorporated in Delaware and all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in approximately 50

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

countries located in Europe, Africa, Latin America, the Caribbean, the Middle East, and the Far East, with Japan being the largest territory. AIA operates primarily in Hong Kong, Singapore, Malaysia and Thailand. Nan Shan operates in Taiwan. AIG's domestic life operations are comprised of two separate operations, AIG's domestic life companies and the life insurance subsidiaries of SunAmerica Inc. (SunAmerica), a Delaware corporation which owns substantially all of the subsidiaries which were owned by SunAmerica Inc., the Maryland corporation which was merged into AIG in January 1999. Both of these operations sell primarily financial and investment type products. (See also Note 18 of Notes to Financial Statements.)

      Life insurance operations for the twelve month periods ending December 31, 1999, 1998 and 1997 were as follows:

(in millions)
--------------------------------------------------------------------------------
                                                      1999       1998       1997
================================================================================
Premium income:
   Domestic                                       $    947   $    784   $    583
   Foreign                                          10,995      9,509      9,373
--------------------------------------------------------------------------------
Total                                             $ 11,942   $ 10,293   $  9,956
================================================================================
Net investment income:
   Domestic                                       $  3,497   $  2,889   $  2,464
   Foreign                                           2,709      2,312      2,057
--------------------------------------------------------------------------------
Total                                             $  6,206   $  5,201   $  4,521
================================================================================
Operating income before realized capital losses:
   Domestic                                       $  1,062   $    782   $    632
   Foreign                                           1,944      1,665      1,425
--------------------------------------------------------------------------------
Total                                                3,006      2,447      2,057
Realized capital losses                               (148)       (74)        (9)
--------------------------------------------------------------------------------
Operating income                                  $  2,858   $  2,373   $  2,048
================================================================================
Life insurance in-force:
   Domestic                                       $103,049   $ 65,705   $ 66,267
   Foreign                                         481,910    437,944    377,056
--------------------------------------------------------------------------------
Total                                             $584,959   $503,649   $443,323
================================================================================

      AIG's life premium income in 1999 represented a 16.0 percent increase from the prior year. This compares with an increase of 3.4 percent in 1998 over 1997. Foreign life operations produced 92.1 percent, 92.4 percent and 94.1 percent of the life premium income in 1999, 1998 and 1997, respectively. (See also Notes 1, 4 and 6 of Notes to Financial Statements.)

      The traditional life products, particularly individual life products, were major contributors to the growth in foreign premium income and resulting investment income, particularly in those countries in which AIA and Nan Shan operate. A mixture of traditional, accident and health and financial products are being sold in Japan through ALICO.

      Differences in foreign exchange rates during 1999 relative to 1998 had a negligible effect on foreign life premium income when translated from original currencies into U.S. dollars.

      Life insurance net investment income increased 19.3 percent in 1999 compared to an increase of 15.0 percent in 1998. The growth in net investment income in 1999 and 1998 was attributable to both foreign and domestic new cash flow for investment. The new cash flow was generated from life insurance operations and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

      Life insurance realized capital losses were $148 million in 1999, $74 million in 1998 and $9 million in 1997. These realized capital losses resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

      Life insurance operating income in 1999 increased 20.5 percent to $2.86 billion compared to an increase of 15.9 percent in 1998. Excluding realized capital gains and losses from life insurance operating income, the percent increases would be 22.8 percent and 19.0 percent in 1999 and 1998, respectively. The contribution of life insurance operating income to income before income taxes and minority interest amounted to 38.0 percent in 1999 compared to 37.8 percent in 1998 and 38.6 percent in 1997.

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

      The asset-liability relationship is appropriately managed in AIG's foreign operations, as it has been throughout AIG's history, even though certain territories lack qualified long-term

--------------------------------------------------------------------------------
Management's Discussion and Analysis of
Financial Condition and Results of Operations (CONTINUED)

investments or there are investment restrictions imposed by the local regulatory authorities. For example, in Japan and several Southeast Asia territories, the duration of the investments is often for a shorter period than the effective maturity of the related policy liabilities. Therefore, there is a risk that the reinvestment of the proceeds at the maturity of the initial investments may be at a yield below that of the interest required for the accretion of the policy liabilities. At December 31, 1999, the average duration of the investment portfolio in Japan was 5.6 years.

      Additionally, there exists a future investment risk associated with certain policies currently in force which will have premium receipts in the future. That is, the investment of these future premium receipts may be at a yield below that required to meet future policy liabilities. With respect to the investment of these future premium receipts, the average maturity is estimated to be 6.0 years. These durations compare with an estimated average duration of
9.4 years for the corresponding policy liabilities. To maintain an adequate yield to match the interest necessary to support future policy liabilities, constant management focus is required to reinvest the proceeds of the maturing securities and to invest the future premium receipts without sacrificing investment quality. To the extent permitted under local regulation, AIG may invest in qualified longer-term securities outside Japan to achieve a closer matching in both duration and the required yield. AIG is able to manage any asset-liability duration difference through maintenance of sufficient global liquidity and to support any operational shortfall through its international financial network. Domestically, active monitoring assures appropriate asset-liability matching as there are investments available to match the duration and the required yield. (See also the discussion under "Liquidity" herein.)

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

      International Lease Finance Corporation (ILFC) engages primarily in the acquisition of new and used commercial jet aircraft and the leasing and remarketing of such aircraft to airlines around the world. (See also Note 18 of Notes to Financial Statements.)

      AIG Financial Products Corp. and its subsidiaries (AIGFP) structure financial transactions, including long-dated interest rate and currency swaps and structured borrowings through notes, bonds and guaranteed investment agreements. (See also Note 18 of Notes to Financial Statements.)

      AIG Trading Group Inc. and its subsidiaries (AIGTG) engage in various commodities trading, foreign exchange trading, interest rate swaps and market making activities. (See also Note 18 of Notes to Financial Statements.)

      Financial services operations for the twelve month periods ending December 31, 1999, 1998 and 1997 were as follows:

(in millions)
--------------------------------------------------------------------------------
                                                      1999       1998       1997
================================================================================
Revenues:
International Lease Finance
   Corporation                                    $  2,194   $  2,002   $  1,857
AIG Financial Products Corp.*                          737        550        452
AIG Trading Group Inc.*                                227        374        562
Other                                                  182        118        171
--------------------------------------------------------------------------------
Total                                             $  3,340   $  3,044   $  3,042
================================================================================
Operating income:
International Lease Finance
   Corporation                                    $    590   $    496   $    382
AIG Financial Products Corp.                           482        323        241
AIG Trading Group Inc.                                 109        123        127
Other, including intercompany
   adjustments                                        (100)       (73)       (79)
--------------------------------------------------------------------------------
Total                                             $  1,081   $    869   $    671
================================================================================

* Represents commissions, transaction and other fees.

      Financial services operating income increased 24.4 percent in 1999 over 1998. This compares with an increase of 29.5 percent in 1998 over 1997.

      Financial services operating income represented 14.4 percent of AIG's income before income taxes and minority interest in 1999. This compares to 13.8 percent and 12.6 percent in 1998 and 1997, respectively.

      ILFC generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in 1999 increased 9.6 percent from 1998 compared to a 7.8 percent increase during 1998 from 1997. The revenue growth in each year resulted primarily from the increase in flight equipment available for operating lease, the increase in the relative cost of the leased fleet and the increase in the relative composition of the fleet with wide bodies which typically receive higher lease payments. Approximately 20 percent of ILFC's operating lease revenues are derived from U.S. and Canadian airlines. During 1999, operating income increased 19.0 percent from 1998 and 29.6 percent during 1998 from 1997. ILFC finances its purchases of aircraft primarily through the issuance of a variety of debt instruments. The composite borrowing rates at December 31, 1999, 1998 and 1997 were 6.14 percent, 6.03 percent and 6.44 percent, respectively. (See also the discussions under "Capital Resources" and "Liquidity" herein and Note 18 of Notes to Financial Statements.)

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

      ILFC is exposed to loss through non-performance of aircraft lessees, through owning aircraft which it would be unable to sell or re-lease at acceptable rates at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At December 31, 1999, there were 336 aircraft subject to operating leases and there were two aircraft off lease. Both aircraft were re-leased in early 2000. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

      AIGFP participates in the derivatives dealer market conducting, primarily as principal, an interest rate, currency, equity and credit derivative products business. AIGFP also enters into structured transactions including long-dated forward foreign exchange contracts, option transactions, liquidity facilities and investment agreements and invests in a diversified portfolio of securities. AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than from speculative transactions. Revenues in 1999 increased 33.9 percent from 1998 compared to a
21.7 percent increase during 1998 from 1997. During 1999, operating income increased 49.4 percent from 1998 and increased 34.0 percent during 1998 from 1997. As AIGFP is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein and Note 18 of Notes to Financial Statements.)

      AIGTG derives a substantial portion of their revenues from market making and trading activities, as principals, in foreign exchange, interest rates and precious and base metals. Revenues in 1999 decreased 39.2 percent from 1998 compared to a 33.5 percent decrease during 1998 from 1997. During 1999, operating income decreased 11.4 percent from 1998 compared to a 2.4 percent decrease during 1998 from 1997. The declines in 1999 and 1998 relative to 1997 resulted primarily from the decline in trading volume during those years, particularly as a result of less volatile foreign exchange markets. As AIGTG is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance or for comparing revenues to operating income. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein and Note 18 of Notes to Financial Statements.)

      In December 1997, AIGTG sold its energy operations. The sale of these operations did not have a significant impact on AIG's results of operations.

      AIG Consumer Finance Group, Inc., through its subsidiaries, is engaged in developing a multi-product consumer finance business with an emphasis on emerging markets.

Asset Management Operations

AIG's asset management operations offer a wide variety of investment vehicles and services, including variable annuities, mutual funds, and investment asset management. Such products and services are offered to individuals and institutions both domestically and internationally.

      AIG's three principal asset management operations are SunAmerica's asset management operations (SAAMCo), AIG Global Investment Group, Inc. and its subsidiaries (Global Investment) and AIG Capital Partners, Inc. (Cap Partners). SAAMCo develops and sells variable annuities and other investment products, sells and manages mutual funds and provides financial services. Global Investment manages invested assets of institutions, including insurance companies and pension funds, and provides custodial services. Cap Partners organizes, and manages the invested assets of institutional investment funds and may also invest in such funds. Each of these subsidiary operations receives fees for investment products and services provided.

      Asset management operations for the twelve month periods ending December 31, 1999, 1998 and 1997 were as follows:

(in millions)
--------------------------------------------------------------------------------
                                                      1999       1998       1997
================================================================================
Revenues                                          $    985   $    707   $    555
Operating income                                       314        191        127
================================================================================

      These increases were primarily attributable to increased fees from the management of the variable annuity business and mutual fund assets by SAAMCo.

      Asset management operating income increased 64.3 percent in 1999 over 1998. This compares with an increase of 50.4 percent in 1998 over 1997.

      Asset management operating income represented 4.2 percent of AIG's income before income taxes and minority interest in 1999. This compares to 3.0 percent and 2.4 percent in 1998 and 1997, respectively.

Other Operations

In 1998, AIG's equity in income of minority-owned insurance operations was $57 million compared to $114 million in 1997. In 1998, the equity interest in insurance companies represented 0.9 percent of income before income taxes and minority interest compared to 2.1 percent in 1997. In 1999, AIG did not report equity in income of minority-owned insurance operations as a result of the consolidation of Transatlantic's and SELIC Holdings, Ltd. operations into general insurance operating results. IPC Holdings, Ltd., the remaining operation included in equity in income of minority-owned insurance operations in previous periods is now reported as a component of other income (deductions)--net.

      Other realized capital losses amounted to $25 million, $7 million and $29 million in 1999, 1998 and 1997, respectively.

--------------------------------------------------------------------------------
Management's Discussion and Analysis of
Financial Condition and Results of Operations (CONTINUED)

      Other income (deductions)--net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially-owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, costs associated with the Year 2000 computer issues, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In 1999, net deductions amounted to $197 million. In 1998 and 1997, net deductions amounted to $134 million and $93 million, respectively. (See also the discussion under "Recent Developments" herein.)

      Income before income taxes and minority interest amounted to $7.51 billion in 1999, $6.28 billion in 1998 and $5.31 billion in 1997.

      In 1999, AIG recorded a provision for income taxes of $2.22 billion compared to the provisions of $1.79 billion and $1.53 billion in 1998 and 1997, respectively. These provisions represent effective tax rates of 29.5 percent in 1999, 28.4 percent in 1998 and 28.7 percent in 1997. (See Note 3 of Notes to Financial Statements.)

      Minority interest represents minority shareholders' equity in income of certain majority-owned consolidated subsidiaries. Minority interest amounted to $238 million, $210 million and $74 million in 1999, 1998 and 1997, respectively. The increase in 1998 from 1997 was primarily related to the minority shareholders' equity resulting when Transatlantic and 21st Century were consolidated during 1998.

      Net income amounted to $5.06 billion in 1999, $4.28 billion in 1998 and $3.71 billion in 1997. The increases in net income over the three year period resulted from those factors described above.

Capital Resources

At December 31, 1999, AIG had total capital funds of $33.31 billion and total borrowings of $32.98 billion. At that date, $29.65 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

      Total borrowings and borrowings not guaranteed or matched at December 31, 1999 and 1998 were as follows:

(in millions)
--------------------------------------------------------------------------------
December 31,                                                  1999          1998
================================================================================
GIAs -- AIGFP                                              $ 9,430       $ 9,188
--------------------------------------------------------------------------------
Commercial Paper:
   AIG Funding                                                 888           637
   ILFC (a)                                                  2,958         3,204
   A.I. Credit Corp.                                           475           727
   AIG Finance (Taiwan) Limited (a)                             83            68
--------------------------------------------------------------------------------
   Total                                                     4,404         4,636
--------------------------------------------------------------------------------
Medium Term Notes:
   ILFC (a)                                                  3,226         3,348
   AIG (b)                                                     481           467
--------------------------------------------------------------------------------
   Total                                                     3,707         3,815
--------------------------------------------------------------------------------
Notes and Bonds Payable:
   ILFC (a) (e)                                            $ 5,016       $ 3,825
   AIGFP                                                     7,895         7,265
   AIG (d)                                                     705         1,250
--------------------------------------------------------------------------------
   Total                                                    13,616        12,340
--------------------------------------------------------------------------------
Loans and Mortgages Payable:
   ILFC (a) (c)                                                670           811
   AIG Finance (Hong Kong) Limited (a)                         566           532
   AIG Consumer Finance Group, Inc. (a)                        334           254
   AIG                                                         257           334
--------------------------------------------------------------------------------
   Total                                                     1,827         1,931
--------------------------------------------------------------------------------
Total Borrowings                                            32,984        31,910
--------------------------------------------------------------------------------
Borrowings not guaranteed by AIG                            12,853        12,042
Matched GIA borrowings                                       9,430         9,188
Matched notes and
   bonds payable -- AIGFP                                    7,370         6,565
--------------------------------------------------------------------------------
                                                            29,653        27,795
--------------------------------------------------------------------------------
Remaining borrowings of AIG                                $ 3,331       $ 4,115
================================================================================

(a)   AIG does not guarantee or support these borrowings.
(b) Includes $198 million and $228 million issued by SunAmerica Inc. and assumed by AIG as a result of the merger at December 31, 1999 and 1998, respectively.
(c)   Capital lease obligations.
(d) Includes $432 million and $989 million issued by SunAmerica Inc. and assumed by AIG as a result of the merger at December 31, 1999 and 1998, respectively.
(e)   Includes borrowings under Export Credit Facility of $1.30 billion.

See also Note 9 of Notes to Financial Statements.

      During 1999, AIGFP increased the aggregate principal amount outstanding of its notes and bonds payable to $7.90 billion. AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The funds may also be temporarily invested in securities purchased under agreements to resell. (See also the discussions under "Operational Review", "Liquidity" and "Derivatives" herein and Notes 1, 8, 9, 12 and 18 of Notes to Financial Statements.)

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

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

(AICCO) and AIG Finance (Taiwan) Limited (AIGF - Taiwan), a consumer finance subsidiary, issue commercial paper for the funding of their own operations. AIG does not guarantee AICCO's, ILFC's or AIGF - Taiwan's commercial paper. However, AIG has entered into an agreement in support of AICCO's commercial paper. From time to time, AIGFP may issue commercial paper, which AIG guarantees, to fund its operations. At December 31, 1999, AIGFP had no commercial paper outstanding. (See also the discussion under "Derivatives" herein and Note 9 of Notes to Financial Statements.)

      AIG and Funding have entered into two syndicated revolving credit facilities (the Facilities) aggregating $1 billion. The Facilities consist of a $500 million 364 day revolving credit facility and a $500 million five year revolving credit facility. The Facilities can be used for general corporate purposes and also provide backup for AIG's commercial paper programs administered by Funding. There are currently no borrowings outstanding under either of the Facilities, nor were any borrowings outstanding as of December 31, 1999.

      During 1999, AIG issued $152 million principal amount of Medium Term Notes and $108 million of previously issued notes matured.

      At December 31, 1999, AIG had $356 million in aggregate principal amount of debt securities registered for issuance from time to time. An additional $658 million principal amount of debt securities was registered as of March 3, 2000.

      At December 31, 1999, ILFC had increased the aggregate principal amount outstanding of its medium term and term notes to $8.24 billion, a net increase of $1.07 billion, and recorded a net decline in its capital lease obligations of $141 million and a net decrease in its commercial paper of $246 million. At December 31, 1999, ILFC had $1.68 billion in aggregate principal amount of debt securities registered for issuance from time to time. In addition, ILFC established a Euro Medium Term Note Program for $2.0 billion, under which $771 million in notes were sold through December 31, 1999.

      ILFC has an Export Credit Facility up to a maximum of $4.3 billion, for approximately 75 aircraft to be delivered from 1999 through 2001. ILFC has the right, but is not required, to use the facility to fund 85 percent of each aircraft's purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on the first 75 aircraft depending on the delivery date of the aircraft. Through March 8, 2000, ILFC borrowed $1.50 billion under this facility. Borrowings with respect to this facility are included in Notes and Bonds Payable in the accompanying table of borrowings.

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

      AIG's capital funds increased $3.18 billion during 1999. Unrealized appreciation of investments, net of taxes decreased $1.65 billion. During 1999, the cumulative translation adjustment loss, net of taxes, increased $447 million. The change from year to year with respect to the unrealized appreciation of investments, net of taxes was primarily impacted by the rise in domestic interest rates. The cumulative translation adjustment loss, net of taxes was primarily impacted by the general strength in the U.S. dollar relative to certain currencies in Southeast Asia and South America. (See also the discussion under "Operational Review" and "Liquidity" herein.) Retained earnings increased $3.93 billion, resulting from net income less dividends.

      During 1999 and prior to the five for four split in the form of a 25 percent common stock dividend, AIG repurchased in the open market 931,000 shares of its common stock. Subsequent to the common stock dividend, AIG repurchased 11,633,200 shares of its common stock. AIG intends to continue to buy its common shares in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans.

      Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At December 31, 1999, there were no significant statutory or regulatory issues which would impair AIG's financial condition, results of operations or liquidity. To AIG's knowledge, no AIG company is on any regulatory or similar "watch list". (See also the discussion under "Liquidity" herein and Note 11 of Notes to Financial Statements.)

      The National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company's statutory surplus to the risk inherent in its overall operations. At December 31, 1999, the adjusted capital of each of AIG's domestic general companies and of each of AIG's domestic life companies exceeded each of their RBC standards by considerable margins.

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

      At December 31, 1999, AIG's consolidated invested assets included $7.14 billion of cash and short-term investments. Consolidated net cash provided from operating activities in 1999 amounted to $10.32 billion.

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

      The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG's insurance operations generated approximately $18 billion in pre-tax cash flow during 1999. Cash flow includes periodic premium collections, including policyholders' contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits, acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance investment operations generated approximately $8.6 billion in investment income cash flow during 1999. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains net of realized capital losses.

      In addition to the combined insurance pre-tax operating cash flow, AIG's insurance operations held $6.69 billion in cash and short-term investments at December 31, 1999. The aforementioned operating cash flow and the cash and short-term balances held provided AIG's insurance operations with a significant amount of liquidity.

      This liquidity is available, among other things, to purchase high quality and diversified fixed income securities and to a lesser extent equity securities and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $40 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $54 billion of fixed income securities and equity securities during 1999.

      The following table is a summary of AIG's invested assets by significant segment, including investment income due and accrued of $2.05 billion and $1.87 billion and real estate of $1.62 billion and $1.61 billion, at December 31, 1999 and 1998, respectively:

(dollars in millions)
------------------------------------------------------------------------------
                                                    Invested           Percent
                                                      Assets          of Total
==============================================================================
1999
General insurance                                  $  39,135              20.6%
Life insurance                                        87,355              46.1
Financial services and asset management               62,548              33.0
Other                                                    651               0.3
------------------------------------------------------------------------------
Total                                              $ 189,689             100.0%
==============================================================================
1998
General insurance                                  $  38,883              22.7%
Life insurance                                        75,078              43.8
Financial services and asset management               56,619              33.1
Other                                                    714               0.4
------------------------------------------------------------------------------
Total                                              $ 171,294             100.0%
==============================================================================

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

Insurance Invested Assets

The following tables summarize the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at December 31, 1999 and 1998:

(dollars in millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Percent Distribution
                                                                    General       Life              Percent    --------------------
December 31, 1999                                                 Insurance  Insurance     Total   of Total    Domestic     Foreign
===================================================================================================================================
Fixed maturities:
  Available for sale, at market value (a)                         $ 16,903   $ 61,022   $ 77,925       61.6%       53.5%       46.5%
  Held to maturity, at amortized cost                               12,078         --     12,078        9.5       100.0          --
Equity securities, at market value (b)                               4,000      2,503      6,503        5.1        50.2        49.8
Mortgage loans on real estate, policy and collateral loans              70     10,420     10,490        8.3        57.0        43.0
Short-term investments, including time deposits, and cash              977      5,710      6,687        5.3        45.1        54.9
Real estate                                                            381      1,141      1,522        1.2        18.5        81.5
Investment income due and accrued                                      576      1,421      1,997        1.6        48.0        52.0
Other invested assets                                                4,150      5,138      9,288        7.4        85.1        14.9
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                             $ 39,135   $ 87,355   $126,490      100.0%       59.5%       40.5%
===================================================================================================================================

(a)   Includes $1.04 billion of bonds trading securities, at market value.
(b)   Includes $697 million of non-redeemable preferred stocks, at market value.

(dollars in millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Percent Distribution
                                                                    General       Life              Percent    --------------------
December 31, 1998                                                 Insurance  Insurance     Total   of Total    Domestic     Foreign
===================================================================================================================================
Fixed maturities:
  Available for sale, at market value (a)                         $ 15,939   $ 51,237   $ 67,176       59.0%       56.4%       43.6%
  Held to maturity, at amortized cost                               12,658         --     12,658       11.1       100.0          --
Equity securities, at market value (b)                               3,923      2,092      6,015        5.3        54.1        45.9
Mortgage loans on real estate, policy and collateral loans              70      9,894      9,964        8.7        55.5        44.5
Short-term investments, including time deposits, and cash              873      5,835      6,708        5.9        42.6        57.4
Real estate                                                            393      1,124      1,517        1.3        18.2        81.8
Investment income due and accrued                                      568      1,197      1,765        1.5        51.2        48.8
Other invested assets                                                4,459      3,699      8,158        7.2        85.9        14.1
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                             $ 38,883   $ 75,078   $113,961      100.0%       61.7%       38.3%
===================================================================================================================================

(a)   Includes $1.01 billion of bonds trading securities, at market value.
(b)   Includes $593 million of non-redeemable preferred stocks, at market value.

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

      The fixed maturity available for sale portfolio is subject to decline in fair value as interest rates rise. Such declines in fair value are presented as a component of comprehensive income in unrealized appreciation of investments, net of taxes.

      The fixed maturities held to maturity portfolio is exposed to adverse interest rate fluctuations. However, AIG has the ability and intent to hold such securities to maturity.

      Therefore, there would be no detrimental impact to AIG's results of operations or financial condition as a result of such fluctuations.

      At December 31, 1999, approximately 59.8 percent of the fixed maturities investments were domestic securities. Approximately 36 percent of such domestic securities were rated AAA. Approximately 12 percent were below investment grade or not rated.

      A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At December 31, 1999, approximately 15 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 13 percent were below investment grade or not rated at that date. A large portion of these fixed maturity securities are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

--------------------------------------------------------------------------------
Management's Discussion and Analysis of
Financial Condition and Results of Operations (CONTINUED)

      At December 31, 1999, approximately 17 percent of the fixed maturities portfolio was collateralized mortgage obligations (CMOs), including minor amounts with respect to commercial mortgage backed securities. Substantially all of the CMOs were investment grade and approximately 18 percent of the CMOs were backed by various U.S. government agencies. CMOs are exposed to interest rate risk as the duration and ultimate realized yield would be affected by the accelerated prepayments of the underlying mortgages.

      Any fixed income security may be subject to downgrade for a variety of reasons subsequent to any balance sheet date.

      AIG invests in equities for reasons including diversifying its overall exposure to interest rate risk. Equity securities are subject to declines in fair value. Such declines in fair value are presented in unrealized appreciation of investments, net of taxes as components of comprehensive income.

      Mortgage loans on real estate, policy and collateral loans comprised 8.3 percent of AIG's insurance invested assets at December 31, 1999. AIG's insurance operations' holdings of real estate mortgages amounted to $6.64 billion of which
74.6 percent was domestic. At December 31, 1999, only a nominal amount were in default. It is AIG's practice to maintain a maximum loan to value ratio of 75 percent at loan origination. At December 31, 1999, AIG's insurance holdings of collateral loans amounted to $1.03 billion, all of which were foreign. It is AIG's strategy to enter into mortgage and collateral loans as an adjunct primarily to life insurance fixed maturity investments. AIG's policy loans increased from $2.63 billion at December 31, 1998 to $2.82 billion at December 31, 1999.

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

      AIG calculated the VaR with respect to the net fair value of each of AIG's insurance segments as of December 31, 1999 and December 31, 1998. These calculations used the variance-covariance (delta-normal) methodology. These calculations also used daily historical interest and foreign currency exchange rates and equity prices in the two years ending December 31, 1999 and 1998, as applicable. The VaR model estimated the volatility of each of these rates, equity prices and the correlations among them. For interest rates, each country's yield curve was constructed using eleven separate points on this curve to model possible curve movements. Inter-country correlations were also used. The redemption experience of municipal and corporate fixed maturities and mortgage securities was taken into account as well as the use of financial modeling. Thus, the

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

VaR measured the sensitivity of the asset and the liability portfolios of each of the aforementioned market exposures. Each sensitivity was estimated separately to capture the market exposures within each insurance segment. These sensitivities were then applied to a database, which contained both historical ranges of movements in all market factors and the correlations among them. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value at a confidence level of 95 percent for a time period of one month. At December 31, 1999 and December 31, 1998 the VaR of AIG's insurance segments was approximately $863 million and $760 million for general insurance, respectively and $1.19 billion and $981 million for life insurance, respectively. The average VaR for 1999 for each of AIG's insurance segments was approximately $831 million for general insurance and $1.10 billion for life insurance. The high and low VaRs for general insurance during 1999 were approximately $891 million and $776 million, respectively. The high and low VaRs for life insurance during 1999 were approximately $1.19 billion and $1.05 billion, respectively.

      The following table presents the VaR of each component of market risk for each of AIG's insurance segments as of December 31, 1999 and December 31, 1998. VaR with respect to combined operations cannot be derived by aggregating the individual risk or segment amounts presented herein.

(in millions)
--------------------------------------------------------------------------------
                                            General                   Life
                                           Insurance               Insurance
                                        ----------------        ----------------
Market Risk                             1999        1998        1999        1998
================================================================================
Interest rate                           $338        $232        $950        $809
Currency                                  29          26         566         457
Equity                                   798         716         396         254
================================================================================

Financial Services and Asset Management Invested Assets

The following table is a summary of the composition of AIG's financial services and asset management invested assets at December 31, 1999 and 1998. (See also the discussions under "Operational Review: Financial Services Operations", "Operational Review: Asset Management Operations", "Capital Resources" and "Derivatives" herein.)

(dollars in millions)
------------------------------------------------------------------------------------------------------------------
                                                                               1999                   1998
                                                                      ---------------------  ---------------------
                                                                      Invested      Percent  Invested      Percent
                                                                        Assets     of Total    Assets     of Total
==================================================================================================================
Flight equipment primarily under operating leases,
  net of accumulated depreciation                                      $17,334        27.7%   $16,330        28.8%
Unrealized gain on interest rate and currency swaps,
  options and forward transactions                                       7,931        12.7      9,881        17.5
Securities available for sale, at market value                          12,954        20.7     10,674        18.9
Trading securities, at market value                                      4,391         7.0      5,668        10.0
Securities purchased under agreements to resell, at contract value      10,897        17.4      4,838         8.5
Trading assets                                                           5,793         9.3      6,229        11.0
Spot commodities, at market value                                          683         1.1        476         0.8
Other, including short-term investments                                  2,565         4.1      2,523         4.5
------------------------------------------------------------------------------------------------------------------
Total                                                                  $62,548       100.0%   $56,619       100.0%
==================================================================================================================

      As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During 1999, ILFC acquired flight equipment costing $3.37 billion.

      At December 31, 1999, ILFC had committed to purchase 331 aircraft deliverable from 2000 through 2007 at an estimated aggregate purchase price of $16.4 billion and had options to purchase 83 aircraft deliverable from 2000 through 2007 at an estimated aggregate purchase price of $3.9 billion. As of March 8, 2000, ILFC has entered into leases for all of the aircraft to be delivered in 2000 and 100 of 280 aircraft to be delivered subsequent to 2000. ILFC will be required to find customers for any aircraft presently on order and any aircraft to be ordered, and it must arrange financing for portions of the purchase price of such equipment. In a rising interest rate environment, ILFC negotiates higher lease rates on any new contracts. ILFC has been successful to date both in placing its new aircraft on lease or under sales contract and obtaining adequate financing.

      ILFC is exposed to market risk and the risk of loss of fair value resulting from adverse fluctuations in interest rates. As of December 31, 1999 and December 31, 1998, AIG statistically measured the aforementioned loss of fair value through the application of a VaR model. In this analysis, the net fair value of ILFC was determined using the financial instrument assets which included the tax adjusted future flight equipment lease revenue and the financial instrument liabilities which included the future servicing of the current debt. The estimated impact of the current derivative positions was also taken into account.

      AIG calculated the VaR with respect to the net fair value of ILFC using the variance-covariance (delta-normal) methodology. This calculation also used daily historical interest rates for the two years ending December 31, 1999 and December 31, 1998. The VaR model estimated the volatility of each of these interest rates and the correlation among them. The yield curve was constructed using eleven key points on the curve to model possible curve movements. Thus, the VaR measured the sensitivity of the assets and liabilities to the calculated interest rate exposures. These sensitivities were then applied to a database, which contained the historical ranges of movements in

--------------------------------------------------------------------------------
Management's Discussion and Analysis of
Financial Condition and Results of Operations (CONTINUED)

interest rates and the correlation among them. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value of a confidence level of 95 percent for a time period of one month. As of December 31, 1999 and December 31, 1998, the VaR with respect to the aforementioned net fair value of ILFC was approximately $50 million and $9 million, respectively.

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

      Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At December 31, 1999, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $182 million of these securities. There were no securities deemed below investment grade at December 31, 1999. There have been no significant downgrades through March 1, 2000. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

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

      The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at December 31, 1999 were as follows:

(in millions)
--------------------------------------------------------------------------------
                                                             Gross         Gross
                                                        Unrealized    Unrealized
                                                             Gains        Losses
================================================================================
Securities available for sale, at market value (a)          $  921        $  887
Unrealized gain/loss on interest rate
  and currency swaps, options
  and forward transactions (b) (c)                           7,931         8,624
Trading assets                                               4,659         2,648
Spot commodities, at market value                               50            --
Trading liabilities                                             --         2,361
Securities and spot commodities sold but
  not yet purchased, at market value                           313            --
================================================================================

(a)   See also Note 8(e) of Notes to Financial Statements.
(b)   These amounts are also presented as the respective balance sheet amounts.
(c) At December 31, 1999, AIGTG's replacement values with respect to interest rate and currency swaps were $315 million.

      AIGFP's interest rate and currency risks on securities available for sale, at market, are managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At December 31, 1999, the unrealized gains and losses remaining after the benefit of the offsets were $39 million and $5 million, respectively.

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

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

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

      As part of its monitoring and controlling of its exposure to market risk, AIGFP applies various testing techniques which reflect potential market movements. These techniques vary by currency and are regularly changed to reflect factors affecting the derivatives portfolio. In addition to the daily monitoring, AIGFP's senior management and local risk managers conduct a weekly review of the derivatives portfolio and existing hedges. This review includes an examination of the portfolio's risk measures, such as aggregate option sensitivity to movements in market variables. AIGFP's management may change these measures to reflect their judgment and evaluation of the dynamics of the markets. This management group will also determine whether additional or alternative action is required in order to manage the portfolio. AIG's Market Risk Management Department reviews AIGFP's transactions in order to provide comfort to AIG's senior management that the system produces representative values.

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

      AIG calculated the VaR with respect to AIGFP and AIGTG as of December 31, 1999 and December 31, 1998. These calculations used the variance-covariance (delta-normal) methodology. These calculations also used, where appropriate for each entity, daily historical interest and foreign currency exchange rates and equity/commodity prices in the two years ending December 31, 1999 and December 31, 1998, as applicable. The VaR model estimated the volatility of each of these rates, prices and the correlations among them. For interest rates, the yield curves of the United States and certain foreign countries were constructed using eleven separate points on each country's yield curve to model possible curve movements. Inter-country correlations were also used. The redemption experience of corporate fixed maturities was taken into account. Thus, the VaR measured the sensitivity of the asset and the liability portfolios of each of the market exposures. Each sensitivity was estimated separately to capture the market exposures within each entity. These sensitivities were then applied to a database, which contained both historical ranges of movements in all market factors and the correlations among them. The results depict the maximum potential loss in fair value at a confidence level of 95 percent.

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

      The following table presents the VaR on a combined basis and of each component of AIGFP's and AIGTG's market risk as of December 31, 1999 and December 31, 1998. VaR with respect to combined operations cannot be derived by aggregating the individual risk presented herein.

(in millions)
----------------------------------------------------------------------------
                                    AIGFP (a)                  AIGTG (b)
Market Risks                   1999         1998          1999          1998
============================================================================
Combined                       $24          $42           $ 5           $ 3
Interest rate                   23           42             3             3
Currency                        --           --             4             2
Equity/Commodity                 1            2            --            --
============================================================================

(a) A one month holding period was used to measure the market exposures of AIGFP.
(b) A one day holding period was used to measure the market exposures of AIGTG.

      The average combined VaRs for 1999 were approximately $25 million and $5 million for AIGFP and AIGTG, respectively. The high and low VaRs for AIGFP during 1999 were approximately $29 million and $23 million, respectively. The high and low VaRs for AIGTG during 1999 were $5 million and $4 million, respectively.

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

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

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

      Derivatives are generally either negotiated over the counter contracts or standardized contracts executed on an exchange. Standardized exchange traded derivatives include futures and options which can be readily bought or sold over recognized security or commodity exchanges and settled daily through such clearing houses. Negotiated over the counter derivatives include forwards, swaps and options. Over the counter derivatives are generally not traded like exchange traded securities and the terms of over the counter derivatives are non-standard and unique to each contract. However, in the normal course of business, with the agreement of the original counterparty, these contracts may be terminated early or assigned to another counterparty.

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

      A significant majority of AIGFP's transactions are contracted and documented under ISDA Master Agreements that provide for legally enforceable set-off in the event of default. Also, under such agreements, in connection with a counterparty desiring to terminate a contract prior to maturity, AIGFP may be permitted to set-off its receivables from that counterparty against AIGFP's payables to that same counterparty arising out of all included transactions. Excluding regulated exchange transactions, AIGTG, whenever possible, enters into netting agreements with its counterparties which are similar in effect to those discussed above.

      The following tables provide the notional and contractual amounts of AIGFP's and AIGTG's derivatives transactions at December 31, 1999 and December 31, 1998.

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

      The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss after the application of the aforementioned strategies, set-off and netting under ISDA Master Agreements and collateral held. Prior to the application of these credit enhancements, the gross credit risk with respect to these derivative instruments was $16.90 billion at December 31, 1999. Subsequent to the application of such credit enhancements, the net exposure to credit risk or the net replacement value of all interest rate, currency and equity swaps, swaptions and forward commitments at December 31, 1999, approximated $7.53 billion. The net replacement value for futures and forward contracts at December 31, 1999, approximated $5 million. The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss.

--------------------------------------------------------------------------------
Management's Discussion and Analysis of
Financial Condition and Results of Operations (CONTINUED)

      The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at December 31, 1999 and December 31, 1998:

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                            Remaining Life
                                                               -------------------------------------------
                                                                One  Two Through  Six Through    After Ten        Total        Total
                                                               Year   Five Years    Ten Years        Years         1999         1998
====================================================================================================================================
Interest rate, currency and equity/commodity
  swaps and swaptions:
Notional amount:
  Interest rate swaps                                      $ 83,568     $121,534     $ 69,459     $  7,121     $281,682     $255,917
  Currency swaps                                             29,163       28,396       22,038        4,076       83,673       73,894
  Swaptions and equity swaps                                 11,829       23,192       10,026        2,955       48,002       15,685
------------------------------------------------------------------------------------------------------------------------------------
Total                                                      $124,560     $173,122     $101,523     $ 14,152     $413,357     $345,496
====================================================================================================================================
Futures and forward contracts:
Exchange traded futures contracts contractual amount       $  6,587           --           --           --     $  6,587     $  8,290
====================================================================================================================================
Over the counter forward contracts contractual amount      $ 21,426     $    447     $     --     $     --     $ 21,873     $ 42,898
====================================================================================================================================

      AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At December 31, 1999 and December 31, 1998, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in millions)
----------------------------------------------------------------------------------------------
                                         Net Replacement Value
                                    ------------------------------
                                    Swaps and          Futures and         Total         Total
                                    Swaptions    Forward Contracts          1999          1998
==============================================================================================
Counterparty credit quality:
  AAA                                  $2,067               $   --        $2,067        $2,360
  AA                                    2,837                    2         2,839         3,688
  A                                     1,573                    3         1,576         1,883
  BBB                                     997                   --           997         1,085
  Below investment grade                   55                   --            55           210
----------------------------------------------------------------------------------------------
Total                                  $7,529               $    5        $7,534        $9,226
==============================================================================================

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

      At December 31, 1999 and December 31, 1998, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in millions)
----------------------------------------------------------------------------------------------
                                         Net Replacement Value
                                    ------------------------------
                                    Swaps and          Futures and         Total         Total
                                    Swaptions    Forward Contracts          1999          1998
==============================================================================================
Non-U.S. banks                         $2,512                $   3        $2,515        $2,877
Insured municipalities                    352                   --           352           784
U.S. industrials                          778                    2           780         1,125
Governmental                              180                   --           180           603
Non-U.S. financial service companies      158                   --           158           272
Non-U.S. industrials                    1,117                   --         1,117         1,145
Special purpose                           716                   --           716           423
U.S. banks                                510                   --           510           911
U.S. financial service companies        1,112                   --         1,112           932
Supranationals                             94                   --            94           154
----------------------------------------------------------------------------------------------
Total                                  $7,529                $   5        $7,534        $9,226
==============================================================================================

      The following tables provide the contractual and notional amounts of AIGTG's derivatives portfolio at December 31, 1999 and December 31, 1998. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the December 31, 1999 balances based upon the expected timing of the future cash flows.

      The gross replacement values presented represent the sum of the estimated positive fair values of all of AIGTG's derivatives contracts at December 31, 1999 and December 31, 1998. These values do not represent the credit risk to AIGTG.

      The net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss.

--------------------------------------------------------------------------------
Management's Discussion and Analysis of
Financial Condition and Results of Operations (CONTINUED)

      The following tables present AIGTG's derivatives portfolio and the associated credit exposure, if applicable, by maturity and type of derivative at December 31, 1999 and December 31, 1998:

(in millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          Remaining Life
                                                              -------------------------------------------
                                                               One   Two Through Six Through    After Ten        Total        Total
                                                              Year    Five Years   Ten Years        Years         1999         1998
===================================================================================================================================
Contractual amount of futures, forwards and options:
  Exchange traded futures and options                    $  13,873    $   4,990    $      45    $      --    $  18,908    $  11,836
===================================================================================================================================
  Forwards                                               $ 199,533    $  18,198    $   2,697    $      --    $ 220,428    $ 282,157
===================================================================================================================================
  Over the counter purchased options                     $  51,050    $  18,327    $  13,703    $     791    $  83,871    $  58,860
===================================================================================================================================
  Over the counter sold options (a)                      $  51,737    $  18,703    $  15,157    $   1,129    $  86,726    $  58,861
===================================================================================================================================
Notional amount:
  Interest rate swaps and forward rate agreements        $  43,541    $  31,322    $   5,510    $      63    $  80,436    $ 110,791
  Currency swaps                                             2,948        4,716          695           --        8,359        7,512
  Swaptions                                                    802        6,745        2,293          156        9,996        5,766
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                    $  47,291    $  42,783    $   8,498    $     219    $  98,791    $ 124,069
===================================================================================================================================
Credit exposure:
  Futures, forwards, swaptions and purchased options
    contracts and interest rate and currency swaps:
      Gross replacement value                            $   6,404    $   1,253    $     211    $      21    $   7,889    $   9,791
      Master netting arrangements                           (4,003)        (455)        (120)          (2)      (4,580)      (5,610)
      Collateral                                              (167)         (39)          (3)          --         (209)        (359)
-----------------------------------------------------------------------------------------------------------------------------------
Net replacement value (b)                                $   2,234    $     759    $      88    $      19    $   3,100    $   3,822
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

      AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At December 31, 1999 and December 31, 1998, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio were as follows:

(in millions)
--------------------------------------------------------------------------------
                                                           Net Replacement Value
                                                           ---------------------
                                                               1999         1998
================================================================================
Counterparty credit quality:
  AAA                                                        $  276       $  462
  AA                                                          1,241        1,821
  A                                                           1,010        1,066
  BBB                                                           256          221
  Below investment grade                                         49           26
  Not externally rated, including
    exchange traded futures and options*                        268          226
--------------------------------------------------------------------------------
Total                                                        $3,100       $3,822
================================================================================
Counterparty breakdown by industry:
  Non-U.S. banks                                             $  926       $1,253
  U.S. industrials                                               70          381
  Governmental                                                  178          184
  Non-U.S. financial service companies                          698          406
  Non-U.S. industrials                                          176          150
  U.S. banks                                                    401          593
  U.S. financial service companies                              383          629
  Exchanges*                                                    268          226
--------------------------------------------------------------------------------
Total                                                        $3,100       $3,822
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

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

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

      AIG has formed a Derivatives Review Committee. This committee, with certain exceptions, provides an independent review of any proposed derivative transaction. The committee examines, among other things, the nature and purpose of the derivative transaction, its potential credit exposure, if any, and the estimated benefits. This committee does not review those derivative transactions entered into by AIGFP and AIGTG for their own accounts.

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

Accounting Standards

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (FASB
130) and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (FASB 131).

      FASB 130 establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. FASB 130 was effective for AIG as of January 1, 1998.

      FASB 131 establishes standards for the way AIG is required to disclose certain information about its operating segments in its annual financial statements and certain selected information in its interim financial statements. FASB 131 establishes, where practicable, standards with respect to geographic areas, among other things. Certain descriptive information is also required. FASB 131 was effective for the year ended December 31, 1998.

      In February 1998, FASB issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FASB 132). This statement requires AIG to revise its disclosures about pension and other postretirement benefit plans and does not change the measurement or recognition of these plans. Also, FASB 132 requires additional information on changes in the benefit obligations and fair values of plan assets. FASB 132 was effective for the year ended December 31, 1998.

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

      AIG developed and implemented a plan to address the Year 2000 issue as it affected AIG's internal IT and non-IT systems, and assessed Year 2000 issues relating to third parties with whom AIG has critical relationships. AIG has not experienced any business disruption from the Year 2000 issue. Its IT and non-IT systems were compliant on January 1, 2000, and there have been no problems related to any third party compliance.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

ITEM 8. Financial Statements and Supplementary Data

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

--------------------------------------------------------------------------------
                                                                            Page
--------------------------------------------------------------------------------
    Report of Independent Accountants                                        42
    Consolidated Balance Sheet at
       December 31, 1999 and 1998                                            43
    Consolidated Statement of Income for the
       years ended December 31, 1999, 1998
       and 1997                                                              45
    Consolidated Statement of Capital Funds
       for the years ended December 31, 1999,
       1998 and 1997                                                         46
    Consolidated Statement of Cash Flows for
       the years ended December 31, 1999,
       1998 and 1997                                                         47
    Consolidated Statement of Comprehensive Income
       for the years ended December 31, 1999, 1998
       and 1997                                                              49
    Notes to Financial Statements                                            50

Schedules:

     I--Summary of Investments--Other Than
            Investments in Related
            Parties as of
            December 31, 1999                                               S-1
     II--Condensed Financial Information of
            Registrant as of December 31, 1999
            and 1998 and for the years ended
            December 31, 1999, 1998 and 1997                                S-2
     III--Supplementary Insurance Information as
            of December 31, 1999, 1998 and
            1997 and for the years then ended                               S-4
     IV--Reinsurance as of December 31, 1999,
            1998 and 1997 and for the years
            then ended                                                      S-5

--------------------------------------------------------------------------------
Report of Independent Accountants

The Board of Directors and Shareholders
American International Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of American International Group, Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                  PricewaterhouseCoopers LLP

New York, New York
February 9, 2000

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

Consolidated Balance Sheet

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                                       1999         1998
====================================================================================================================================
Assets:
    Investments and cash:
       Fixed maturities:
           Bonds available for sale, at market value (amortized cost: 1999-$78,218; 1998-$63,873)              $ 77,028     $ 66,317
           Bonds held to maturity, at amortized cost (market value: 1999-$12,202; 1998-$13,633)                  12,076       12,658
           Bonds trading securities, at market value (cost: 1999-$1,057; 1998-$990)                               1,038        1,005
           Preferred stocks, at amortized cost (market value: 1999-$0; 1998-$0)                                       2           --
       Equity securities:
           Common stocks (cost: 1999-$5,496; 1998-$5,465)                                                         6,002        5,648
           Non-redeemable preferred stocks (cost: 1999-$718; 1998-$628)                                             712          620
       Mortgage loans on real estate, net of allowance (1999-$78; 1998-$67)                                       7,139        6,702
       Policy loans                                                                                               2,822        2,626
       Collateral and guaranteed loans, net of allowance (1999-$74; 1998-$74)                                     2,173        2,413
       Financial services and asset management assets:
           Flight equipment primarily under operating leases, net of accumulated depreciation
              (1999-$2,200; 1998-$2,048)                                                                         17,334       16,330
           Securities available for sale, at market value (amortized cost: 1999-$12,920; 1998-$10,667)           12,954       10,674
           Trading securities, at market value                                                                    4,391        5,668
           Spot commodities, at market value                                                                        683          476
           Unrealized gain on interest rate and currency swaps, options and forward transactions                  7,931        9,881
           Trading assets                                                                                         5,793        6,229
           Securities purchased under agreements to resell, at contract value                                    10,897        4,838
       Other invested assets                                                                                      9,900        8,692
       Short-term investments, at cost (approximates market value)                                                7,007        6,739
       Cash                                                                                                         132          303
------------------------------------------------------------------------------------------------------------------------------------
           Total investments and cash                                                                           186,014      167,819
------------------------------------------------------------------------------------------------------------------------------------
    Investment income due and accrued                                                                             2,054        1,869
    Premiums and insurance balances receivable-net of allowance (1999-$133; 1998-$105)                           12,737       11,679
    Reinsurance assets                                                                                           19,368       17,744
    Deferred policy acquisition costs                                                                             9,624        8,081
    Investments in partially-owned companies                                                                        346          418
    Real estate and other fixed assets, net of accumulated depreciation (1999-$1,892; 1998-$1,774)                2,933        2,738
    Separate and variable accounts                                                                               29,666       18,662
    Other assets                                                                                                  5,496        4,666
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                                   $268,238     $233,676
====================================================================================================================================

See Accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

Consolidated Balance Sheet (CONTINUED)

(in millions, except share amounts)
-----------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                                      1999         1998
===================================================================================================================================
Liabilities:
    Reserve for losses and loss expenses                                                                      $ 38,252     $ 38,310
    Reserve for unearned premiums                                                                               11,450       10,009
    Future policy benefits for life and accident and health insurance contracts                                 34,608       29,571
    Policyholders' contract deposits                                                                            42,549       33,924
    Other policyholders' funds                                                                                   3,236        2,720
    Reserve for commissions, expenses and taxes                                                                  2,598        2,225
    Insurance balances payable                                                                                   2,254        2,283
    Funds held by companies under reinsurance treaties                                                             861          837
    Income taxes payable:
       Current                                                                                                     138          224
       Deferred                                                                                                    751        1,247
    Financial services and asset management liabilities:
       Borrowings under obligations of guaranteed investment agreements                                          9,430        9,188
       Securities sold under agreements to repurchase, at contract value                                         6,116        4,473
       Trading liabilities                                                                                       3,821        4,664
       Securities and spot commodities sold but not yet purchased, at market value                               6,413        4,457
       Unrealized loss on interest rate and currency swaps, options and forward transactions                     8,624        7,055
       Trust deposits and deposits due to banks and other depositors                                             2,175        1,682
       Commercial paper                                                                                          2,958        3,204
       Notes, bonds and loans payable                                                                           16,806       15,249
    Commercial paper                                                                                             1,446        1,432
    Notes, bonds, loans and mortgages payable                                                                    2,344        2,837
    Separate and variable accounts                                                                              29,666       18,662
    Minority interest                                                                                            1,350        1,590
    Other liabilities                                                                                            6,191        6,815
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                              234,037      202,658
-----------------------------------------------------------------------------------------------------------------------------------

Preferred shareholders' equity in subsidiary companies                                                             895          895
-----------------------------------------------------------------------------------------------------------------------------------
Capital funds:
    Preferred stock                                                                                                 --          248
    Common stock, $2.50 par value; 2,000,000,000 shares authorized; shares issued
       1999-1,660,707,090; 1998-1,313,510,800                                                                    4,152        3,284
    Additional paid-in capital                                                                                   2,080        1,319
    Retained earnings                                                                                           31,040       27,110
    Accumulated other comprehensive income                                                                      (2,103)         (10)
    Treasury stock, at cost; 1999-111,579,044; 1998-96,373,983 shares of common stock
       (including 87,540,027 and 70,034,573 shares, respectively, held by subsidiaries)                         (1,863)      (1,828)
-----------------------------------------------------------------------------------------------------------------------------------
Total capital funds                                                                                             33,306       30,123
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and capital funds                                                                           $268,238     $233,676
===================================================================================================================================

See Accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

Consolidated Statement of Income

(in millions, except per share amounts)
-----------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                                   1999              1998              1997
===================================================================================================================================
General insurance operations:
    Net premiums written                                                               $ 16,224           $14,586          $ 13,408
    Change in unearned premium reserve                                                     (680)             (488)             (987)
-----------------------------------------------------------------------------------------------------------------------------------
    Net premiums earned                                                                  15,544            14,098            12,421
    Net investment income                                                                 2,517             2,192             1,854
    Realized capital gains                                                                  295               205               128
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         18,356            16,495            14,403
-----------------------------------------------------------------------------------------------------------------------------------
    Losses incurred                                                                       9,819             9,164             7,801
    Loss expenses incurred                                                                1,919             1,493             1,555
    Underwriting expenses (principally policy acquisition costs)                          3,137             2,910             2,575
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         14,875            13,567            11,931
-----------------------------------------------------------------------------------------------------------------------------------
    Operating income                                                                      3,481             2,928             2,472
-----------------------------------------------------------------------------------------------------------------------------------
Life insurance operations:
    Premium income                                                                       11,942            10,293             9,956
    Net investment income                                                                 6,206             5,201             4,521
    Realized capital losses                                                                (148)              (74)               (9)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         18,000            15,420            14,468
-----------------------------------------------------------------------------------------------------------------------------------
    Death and other benefits                                                              5,000             4,543             4,052
    Increase in future policy benefits                                                    6,870             5,699             5,718
    Acquisition and insurance expenses                                                    3,272             2,805             2,650
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         15,142            13,047            12,420
-----------------------------------------------------------------------------------------------------------------------------------
    Operating income                                                                      2,858             2,373             2,048
-----------------------------------------------------------------------------------------------------------------------------------
Financial services operating income                                                       1,081               869               671
-----------------------------------------------------------------------------------------------------------------------------------
Asset management operating income                                                           314               191               127
-----------------------------------------------------------------------------------------------------------------------------------
Equity in income of minority-owned insurance operations                                      --                57               114
-----------------------------------------------------------------------------------------------------------------------------------
Other realized capital losses                                                               (25)               (7)              (29)
-----------------------------------------------------------------------------------------------------------------------------------
Other income (deductions)--net                                                             (197)             (134)              (93)
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and minority interest                                          7,512             6,277             5,310
-----------------------------------------------------------------------------------------------------------------------------------
Income taxes:
    Current                                                                               1,813             1,100             1,304
    Deferred                                                                                406               685               221
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          2,219             1,785             1,525
-----------------------------------------------------------------------------------------------------------------------------------
Income before minority interest                                                           5,293             4,492             3,785
-----------------------------------------------------------------------------------------------------------------------------------
Minority interest                                                                          (238)             (210)              (74)
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                             $  5,055          $  4,282          $  3,711
===================================================================================================================================
Earnings per common share:
    Basic                                                                              $   3.27          $   2.81          $   2.45
    Diluted                                                                                3.23              2.75              2.40
===================================================================================================================================
Average shares outstanding:
    Basic                                                                                 1,548             1,518             1,508
    Diluted                                                                               1,567             1,554             1,542
===================================================================================================================================

See Accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

Consolidated Statement of Capital Funds

(in millions, except per share amounts)
-----------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                                       1999            1998            1997
===================================================================================================================================
Preferred stock:
    Balance at beginning of year                                                           $    248        $    248        $    385
       Conversion to common stock                                                              (248)             --              --
       Redemption of preferred stock                                                             --              --            (137)
-----------------------------------------------------------------------------------------------------------------------------------
    Balance at end of year                                                                       --             248             248
-----------------------------------------------------------------------------------------------------------------------------------
Common stock:
    Balance at beginning of year                                                              3,284           2,334           1,539
       Issuance of common stock                                                                  --               1             162
       Stock split effected as dividend                                                         818             949             633
       Issued in conversion of Series E preferred stock to common stock                          24              --              --
       Issued in connection with redemption of Premium Equity
           Redemption Cumulative Security Units (PERCS Units)                                    21              --              --
       Issued under stock option and stock purchase plans                                         5              --              --
-----------------------------------------------------------------------------------------------------------------------------------
    Balance at end of year                                                                    4,152           3,284           2,334
-----------------------------------------------------------------------------------------------------------------------------------
Additional paid-in capital:
    Balance at beginning of year                                                              1,319           1,335             996
       Issuance of common stock                                                                  --              (1)            480
       Excess of cost over proceeds of common stock issued under
           stock option and stock purchase plans                                                (84)            (22)            (29)
       Cost of issuances of preferred securities                                                 --              --             (55)
       Stock splits-SunAmerica                                                                   --              --             (65)
       Excess of redemption value of Series E preferred stock over
           par value of common stock issued                                                     224              --              --
       Excess of proceeds over par value of common stock issued
           in connection with redemption of PERCS Units                                         410              --              --
       Excess of proceeds over par value of common stock issued
           under stock option and stock purchase plans                                           83              --              --
       Other                                                                                    128               7               8
-----------------------------------------------------------------------------------------------------------------------------------
    Balance at end of year                                                                    2,080           1,319           1,335
-----------------------------------------------------------------------------------------------------------------------------------
Retained earnings:
    Balance at beginning of year                                                             27,110          24,101          21,290
       Net income                                                                             5,055           4,282           3,711
       Stock dividends to shareholders                                                         (818)           (949)           (633)
       Cash dividends to shareholders:
           Preferred                                                                             --             (12)            (19)
           Common ($.19, $.20 and $.16 per share, respectively)                                (303)           (312)           (248)
           Other                                                                                 (4)             --              --
-----------------------------------------------------------------------------------------------------------------------------------
    Balance at end of year                                                                   31,040          27,110          24,101
-----------------------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income:
    Balance at beginning of year                                                                (10)            382             868
       Unrealized appreciation (depreciation) of investments-net
           of reclassification adjustments                                                   (2,541)           (387)            232
           Deferred income tax benefit (expense) on changes                                     895              95             (33)
       Foreign currency translation adjustments                                                (432)           (137)           (754)
           Applicable income tax benefit on changes                                             (15)             37              69
-----------------------------------------------------------------------------------------------------------------------------------
    Other comprehensive income                                                               (2,093)           (392)           (486)
-----------------------------------------------------------------------------------------------------------------------------------
    Balance at end of year                                                                   (2,103)            (10)            382
-----------------------------------------------------------------------------------------------------------------------------------
Treasury stock, at cost:
    Balance at beginning of year                                                             (1,828)         (1,815)         (1,373)
       Cost of shares acquired during year                                                     (275)            (81)           (508)
       Issued under stock option and stock purchase plans                                       216              68              66
       Issued pursuant to Restricted Stock Unit Obligations                                      24              --              --
-----------------------------------------------------------------------------------------------------------------------------------
    Balance at end of year                                                                   (1,863)         (1,828)         (1,815)
-----------------------------------------------------------------------------------------------------------------------------------
Total capital funds at end of year                                                          $33,306         $30,123         $26,585
====================================================================================================================================

See Accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(in millions)
-----------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                                           1999          1998          1997
===================================================================================================================================
Summary:
    Net cash provided by operating activities                                                  $ 10,321      $  7,439      $  3,433
    Net cash used in investing activities                                                       (20,758)      (16,207)       (7,402)
    Net cash provided by financing activities                                                    10,266         8,984         3,997
-----------------------------------------------------------------------------------------------------------------------------------
    Change in cash                                                                                 (171)          216            28
    Cash at beginning of year                                                                       303            87            59
-----------------------------------------------------------------------------------------------------------------------------------
    Cash at end of year                                                                        $    132      $    303      $     87
===================================================================================================================================
Cash flows from operating activities:
    Net income                                                                                 $  5,055      $  4,282      $  3,711
-----------------------------------------------------------------------------------------------------------------------------------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Non-cash revenues, expenses, gains and losses included in income:
           Change in:
              General and life insurance reserves                                                 6,684         6,990         1,767
              Premiums and insurance balances receivable and payable-net                         (1,087)         (733)         (796)
              Reinsurance assets                                                                 (1,624)         (972)          416
              Deferred policy acquisition costs                                                  (1,543)       (1,025)         (200)
              Investment income due and accrued                                                    (185)         (111)         (229)
              Funds held under reinsurance treaties                                                  24           370           (47)
              Other policyholders' funds                                                            516           368           133
              Current and deferred income taxes-net                                                 319           225           520
              Reserve for commissions, expenses and taxes                                           373           455           229
              Other assets and liabilities-net                                                     (813)         (411)          593
              Trading assets and liabilities-net                                                   (407)         (216)         (869)
              Trading securities, at market value                                                 1,277        (1,693)       (1,617)
              Spot commodities, at market value                                                    (207)          (16)         (255)
              Net unrealized gain on interest rate and currency swaps,
                  options and forward transactions                                                3,519        (1,382)           49
              Securities purchased under agreements to resell                                    (6,059)         (287)       (2,909)
              Securities sold under agreements to repurchase                                      1,643         1,767          (333)
              Securities and spot commodities sold but not yet
                  purchased, at market value                                                      1,956          (715)        3,603
           Realized capital gains                                                                  (122)         (124)          (90)
           Equity in income of partially-owned companies and other invested assets                 (186)         (176)         (157)
           Depreciation expenses, principally flight equipment                                    1,071           952           885
           Change in cumulative translation adjustments                                            (432)         (137)         (754)
           Other-net                                                                                549            28          (217)
-----------------------------------------------------------------------------------------------------------------------------------
           Total adjustments                                                                      5,266         3,157          (278)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                      $ 10,321      $  7,439      $  3,433
===================================================================================================================================

See Accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (CONTINUED)

(in millions)
-----------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                                             1999         1998         1997
===================================================================================================================================
Cash flows from investing activities:
       Cost of fixed maturities, at amortized cost matured or redeemed                           $  1,062     $  1,578     $  1,226
       Cost of bonds, at market sold                                                               27,375       28,110       22,446
       Cost of bonds, at market matured or redeemed                                                 8,178        8,315        8,200
       Cost of equity securities sold                                                               3,703        2,784        2,262
       Realized capital gains                                                                         122          124           90
       Purchases of fixed maturities                                                              (50,365)     (43,659)     (36,428)
       Purchases of equity securities                                                              (3,821)      (3,277)      (1,916)
       Acquisitions, net of cash acquired                                                              --         (515)          --
       Mortgage, policy and collateral loans granted                                               (3,498)      (2,942)      (3,233)
       Repayments of mortgage, policy and collateral loans                                          3,105        2,341        2,962
       Sales of securities available for sale                                                       4,787        2,618        4,310
       Maturities of securities available for sale                                                    787        1,848        3,232
       Purchases of securities available for sale                                                  (7,869)      (5,967)      (6,916)
       Sales of flight equipment                                                                    1,699          687        2,231
       Purchases of flight equipment                                                               (3,365)      (3,160)      (3,435)
       Net additions to real estate and other fixed assets                                           (602)        (624)        (517)
       Sales or distributions of other invested assets                                              2,995        2,869        2,549
       Investments in other invested assets                                                        (4,827)      (5,109)      (2,637)
       Change in short-term investments                                                              (268)      (2,227)      (1,788)
       Investments in partially-owned companies                                                        44           (1)         (40)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                            $(20,758)    $(16,207)    $ (7,402)
===================================================================================================================================
Cash flows from financing activities:
       Change in policyholders' contract deposits                                                $  8,625     $  4,474     $  2,816
       Change in trust deposits and deposits due to banks and other depositors                        493         (595)      (1,030)
       Change in commercial paper                                                                    (232)       1,261       (1,123)
       Proceeds from notes, bonds, loans and mortgages payable                                      8,539        7,909        8,164
       Repayments on notes, bonds, loans and mortgages payable                                     (7,486)      (4,973)      (7,016)
       Liquidation of zero coupon notes payable                                                        --           --          (12)
       Proceeds from guaranteed investment agreements                                               7,927        6,540        4,930
       Maturities of guaranteed investment agreements                                              (7,685)      (5,353)      (2,653)
       Proceeds from common stock issued                                                              220           40          614
       Net proceeds from issuance of preferred securities of subsidiary grantor trusts                 --           --          300
       Payment for redemption of preferred securities of subsidiary grantor trusts                     --           --          (55)
       Payment for redemption of preferred stock                                                       --           --         (137)
       Cash dividends to shareholders                                                                (303)        (324)        (267)
       Acquisition of treasury stock                                                                 (275)         (81)        (508)
       Proceeds from redemption of Premium Equity Redemption
           Cumulative Security Units                                                                  431           --           --
       Other-net                                                                                       12           86          (26)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                        $ 10,266     $  8,984     $  3,997
===================================================================================================================================
Supplementary information:
Taxes paid                                                                                       $  1,625     $  1,334     $    922
===================================================================================================================================
Interest paid                                                                                    $  1,993     $  2,076     $  1,864
===================================================================================================================================

See Accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

Consolidated Statement of Comprehensive Income

(in millions)
-----------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                                     1999             1998             1997
===================================================================================================================================
Comprehensive income:
Net income                                                                                $ 5,055          $ 4,282          $ 3,711
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income:
    Unrealized appreciation (depreciation) of investments-net
       of reclassification adjustments                                                     (2,541)            (387)             232
       Deferred income tax benefit (expense) on changes                                       895               95              (33)
    Foreign currency translation adjustments                                                 (432)            (137)            (754)
       Applicable income tax (expense) benefit on changes                                     (15)              37               69
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                                 (2,093)            (392)            (486)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                      $ 2,962          $ 3,890          $ 3,225
===================================================================================================================================

See Accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------
Notes to Financial Statements

1. Summary of Significant Accounting Policies

(a) Principles of Consolidation: On January 1, 1999 (the merger date), SunAmerica Inc., a Maryland corporation, merged with and into AIG. AIG issued
187.5 million shares of its common stock in exchange for all the outstanding common stock and Class B stock of SunAmerica Inc., based on an exchange ratio of
0.855 shares of AIG common stock for each share of SunAmerica Inc. stock. A newly formed Delaware company, SunAmerica Inc. (SunAmerica) holds substantially all of the assets previously held by the Maryland corporation. The merger was accounted for as a pooling of interests and the accompanying financial statements for 1998 and prior years have been restated to combine SunAmerica Inc.'s financial statements for its fiscal years ended September 30 with AIG's December 31 financial statements.

      The following is a reconciliation of the individual company results to the combined results for the twelve month periods during 1998 and 1997:

(in millions)
--------------------------------------------------------------------------------------
                                               AIG           SunAmerica
                                       December 31,        September 30,         Total
======================================================================================
1998
  Revenues                              $   33,296           $    2,420     $   35,716
  Net income                                 3,766                  516          4,282
1997
  Revenues                                  30,602                1,951         32,553
  Net income                                 3,332                  379          3,711
======================================================================================

      The financial statements for the quarter ended March 31, 1999, included in the AIG Quarterly Report on Form 10-Q reflected the operations of SunAmerica on a pooling of interests basis and the change of its fiscal year from September 30 to December 31. For the period October 1, 1998 through December 31, 1998, SunAmerica Inc.'s revenues were $318 million, operating income was $52 million and net income was $29 million; dividends distributed were $33 million. Thus, capital funds at December 31, 1999 reflect the net decrease in SunAmerica Inc.'s retained earnings of $4 million and the decline of $94 million in accumulated other comprehensive income.

      AIG subsidiaries write property, casualty, marine, life and financial lines insurance in approximately 130 countries and jurisdictions. Certain of AIG's foreign subsidiaries included in the consolidated financial statements report on a fiscal year ending November 30. All material intercompany accounts and transactions have been eliminated.

      Commencing with the third quarter 1998, Transatlantic and 21st Century were consolidated into AIG's financial statements as AIG became the majority shareholder of these entities.

      (b) Basis of Presentation: The accompanying financial statements have been prepared on the basis of generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain accounts have been reclassified in the 1998 and 1997 financial statements to conform to their 1999 presentation.

      General Insurance Operations: AIG's general insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance. Premiums are earned primarily on a pro rata basis over the term of the related coverage. The reserve for unearned premiums represents the portion of premiums written relating to the unexpired terms of coverage.

      Acquisition costs represent those costs, including commissions, that vary with and are primarily related to the acquisition of new business. These costs are deferred and amortized over the period in which the related premiums written are earned. Investment income is not anticipated in the deferral of acquisition costs. (See Note 4.)

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

      Life Insurance Operations: AIG's life insurance subsidiaries offer a wide range of traditional insurance and financial and investment products. Traditional products consist of individual and group life, annuity, endowment and accident and health policies. Financial and investment products consist of single premium annuity, variable annuities, guaranteed investment contracts, universal life and pensions. Premiums for traditional life insurance products and life contingent annuities, excluding accident and health products, are recognized as revenues when due. Estimates for premiums due but not yet collected are accrued. Benefits and expenses are provided against such revenues to recognize profits over the estimated life of the policies. Revenues for universal life and investment-type products consist of policy charges for the cost of insurance, administration and surrenders during the period. Expenses include interest credited to policy account balances and benefit payments made in excess of policy account balances. Accident and health products are accounted for in a manner similar to general insurance products described above. Investment income reflects certain amounts of realized capital gains where the gains are deemed to be an inherent element in pricing certain life products in some foreign countries.

      Policy acquisition costs for traditional life insurance products are generally deferred and amortized over the premium paying period of the policy. Deferred policy acquisition costs and policy initiation costs related to universal life and investment-type products are amortized in relation to expected gross profits over the life of the policies. Policy acquisition costs with respect to universal

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

life and investment-type products are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits are composed of net interest income, net realized investment gains and losses, variable annuity fees, surrender charges and direct administrative expenses.

      As debt and equity securities available for sale are carried at aggregate fair value, an adjustment is made to deferred policy acquisition costs equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains/losses on debt and equity securities available for sale that is credited or charged directly to comprehensive income. Deferred policy acquisition costs have been increased by $130 million at December 31, 1999 and reduced by $145 million at December 31, 1998 for this adjustment. (See
Note 4.)

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

      Asset Management Operations: AIG's asset management operations offer a wide variety of investment vehicles and services, including variable annuities, mutual funds and investment asset management. Such products and services are offered to individuals and institutions both domestically and internationally. The fees generated with respect to asset management operations are recognized as revenues when earned. Costs incurred in the sale of variable annuities and mutual funds are deferred and subsequently amortized. With respect to variable annuities, acquisition costs are amortized in relation to the incidence of estimated gross profits to be realized over the estimated lives of the variable annuity contracts. With respect to the sale of mutual funds, acquisition costs are amortized over the estimated lives of the funds obtained.

      (c) Non-cash Transaction: In July 1998, 224,950 shares of 21st Century's Series A preferred stock were converted into 19,584,368 shares of 21st Century's common stock.

      (d) Investments in Fixed Maturities and Equity Securities: Bonds and preferred stocks held to maturity, both of which are principally owned by the insurance subsidiaries, are carried at amortized cost where AIG has the ability and positive intent to hold these securities until maturity. Where AIG may not have the positive intent to hold these securities until maturity, those bonds are considered to be available for sale and carried at current market values. Interest income with respect to fixed maturity securities is accrued currently.

      Included in the bonds available for sale are collateralized mortgage obligations (CMOs). Premiums and discounts arising from the purchase of CMOs are treated as yield adjustments over their estimated lives.

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

      (e) Mortgage Loans on Real Estate, Policy and Collateral Loans-net:
Mortgage loans on real estate, policy loans and collateral loans are carried at unpaid principal balances. Interest income on such loans is accrued currently.

      Impairment of mortgage loans on real estate and collateral loans is generally measured based on the present value of expected future cash flows discounted at the loan's effective interest rate subject to the fair value of underlying collateral. Interest income on such loans is recognized as cash is received.

      There is no allowance for policy loans, as these loans serve to reduce the death benefit paid when the death claim is made and the balances are effectively collateralized by the cash surrender value of the policy.

--------------------------------------------------------------------------------
Notes to Financial Statements  (CONTINUED)

1. Summary of Significant Accounting Policies (continued)

      (f) Flight Equipment: Flight equipment is stated at cost. Major additions and modifications are capitalized. Normal maintenance and repairs, airframe and engine overhauls and compliance with return conditions of flight equipment on lease are provided by and paid for by the lessee. Under the provisions of most leases for certain airframe and engine overhauls, the lessee is reimbursed for costs incurred up to but not exceeding contingent rentals paid to AIG by the lessee. AIG provides a charge to income for such reimbursements based upon the expected reimbursements during the life of the lease. Depreciation and amortization are computed on the straight-line basis to a residual value of approximately 15 percent over the estimated useful lives of the related assets but not exceeding 25 years. AIG monitors the global aircraft market and the values of various types and models of aircraft within that market relative to the values of its own fleet. If events or circumstances were such that the carrying amount of AIG's aircraft might be impaired, AIG would determine if such impairment existed and recognize such impairment. This caption also includes deposits for aircraft to be purchased.

      At the time the assets are retired or disposed of, the cost and associated accumulated depreciation and amortization are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss.

      (g) Securities Available for Sale, at market value: These securities are held to meet long term investment objectives and are accounted for as available for sale, carried at current market values and recorded on a trade date basis. Unrealized gains and losses from valuing these securities and any related hedges are reflected in capital funds currently, net of any related deferred income taxes. When the underlying security is sold, the realized gain or loss resulting from the hedging derivative transaction is recognized in income in that same period as the realized gain or loss of the hedged security.

      (h) Trading Securities, at market value: Trading securities are held to meet short term investment objectives, including hedging securities. These securities are recorded on a trade date basis and carried at current market values. Unrealized gains and losses are reflected in income currently.

      (i) Spot Commodities, at market value: Spot commodities are carried at current market values and are recorded on a settlement date basis. The exposure to market risk may be reduced through the use of forwards, futures and option contracts. Unrealized gains and losses of both commodities and any derivative transactions are reflected in income currently.

      (j) Unrealized Gain and Unrealized Loss on Interest Rate and Currency Swaps, Options and Forward Transactions: Interest rate swaps, currency swaps, equity swaps, swaptions, options and forward transactions are accounted for as contractual commitments recorded on a trade date basis and are carried at current market values or estimated fair values when market values are not available. Unrealized gains and losses are reflected in income currently. Estimated fair values are based on the use of valuation models that utilize, among other things, current interest, foreign exchange and volatility rates. These valuations represent an assessment of the present values of expected future cash flows of these transactions and may include reserves for market risk as deemed appropriate. The portfolio's discounted cash flows are evaluated with reference to current market conditions, maturities within the portfolio and other relevant factors. Based upon this evaluation, it is determined what offsetting transactions, if any, are necessary to reduce the market risk of the portfolio. AIG manages its market risk with a variety of transactions, including swaps, trading securities, futures and forward contracts and other transactions as appropriate. Because of the limited liquidity of some of these instruments, the recorded values of these transactions may be different than the values that might be realized if AIG were to sell or close out the transactions prior to maturity. AIG believes that such differences are not significant to the results of operations, financial condition or liquidity. Such differences would be immediately recognized when the transactions are sold or closed out prior to maturity.

      (k) Trading Assets and Trading Liabilities: Trading assets and trading liabilities include option premiums paid and received and receivables from and payables to counterparties which relate to unrealized gains and losses on futures, forwards and options and balances due from and due to clearing brokers and exchanges.

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

      (l) Securities Purchased (Sold) Under Agreements to Resell (Repurchase), at contract value: Purchases of securities under agreements to resell and sales of securities under agreements to repurchase are accounted for as collateralized lending transactions and are recorded at their contracted resale or repurchase amounts, plus accrued interest. Generally, it is AIG's policy to take possession of or obtain a security interest in securities purchased under agreements to resell.

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

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

      (m) Other Invested Assets: Other invested assets consist primarily of investments by AIG's insurance operations in joint ventures and partnerships and other investments not classified elsewhere herein. The joint ventures and partnerships are carried at equity or cost depending on the nature of the invested asset and the ownership percentage thereof. Other investments are carried at cost or market values depending upon the nature of the underlying assets. Unrealized gains and losses from the revaluation of those investments carried at market values are reflected in comprehensive income, net of any related deferred income taxes.

      (n) Reinsurance Assets: Reinsurance assets include the balances due from both reinsurance and insurance companies under the terms of AIG's reinsurance agreements for paid and unpaid losses and loss expenses, ceded unearned premiums and ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. It also includes funds held under reinsurance treaties. Amounts related to paid and unpaid losses and loss expenses with respect to these reinsurance agreements are substantially collateralized.

      (o) Investments in Partially-Owned Companies: The equity method of accounting is used for AIG's investment in companies in which AIG's ownership interest approximates twenty but is not greater than fifty percent (minority-owned companies). Equity in income of minority-owned insurance operations is presented separately in the consolidated statement of income. Equity in net income of other unconsolidated companies is principally included in other income (deductions)--net. At December 31, 1999, AIG's significant investments in partially-owned companies included its 24.4 percent interest in IPC Holdings, Ltd. This balance sheet caption also includes investments in less significant partially-owned companies and in certain minor majority-owned subsidiaries. The amounts of dividends received from unconsolidated subsidiaries owned less than 50 percent were $13 million, $24 million and $30 million in 1999, 1998 and 1997 respectively. The undistributed earnings of unconsolidated subsidiaries owned less than 50 percent was $82 million as of December 31, 1999.

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

      (p) Real Estate and Other Fixed Assets: The costs of buildings and furniture and equipment are depreciated principally on a straight-line basis over their estimated useful lives (maximum of 40 years for buildings and 10 years for furniture and equipment). Expenditures for maintenance and repairs are charged to income as incurred; expenditures for betterments are capitalized and depreciated.

      From time to time, AIG assesses the carrying value of its real estate relative to the market values of real estate within the specific local area. At December 31, 1999, there were no impairments.

      (q) Separate and Variable Accounts: Separate and variable accounts represent funds for which investment income and investment gains and losses accrue directly to the policyholders. Each account has specific investment objectives, and the assets are carried at market value. The assets of each account are legally segregated and are not subject to claims which arise out of any other business of AIG.

      (r) Securities and Spot Commodities Sold but not yet Purchased, at market value: Securities and spot commodities sold but not yet purchased represent sales of securities and spot commodities not owned at the time of sale. The obligations arising from such transactions are recorded on a trade date basis and carried at the respective current market values or current commodity prices.

      (s) Preferred Shareholders' Equity in Subsidiary Companies: Preferred shareholders' equity in subsidiary companies relates to outstanding preferred stock of ILFC and certain subsidiaries of SunAmerica, both wholly owned subsidiaries of AIG. Dividends on such preferred stock are accounted for as interest expense and included as minority interest in the consolidated statement of income.

      (t) Translation of Foreign Currencies: Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" (FASB 52). Under FASB 52, functional currency assets and liabilities are translated into U.S. dollars generally using current rates of exchange prevailing at the balance sheet date of each respective subsidiary and the related translation adjustments are recorded as a separate component of comprehensive income, net of any related taxes in capital funds. Functional currencies are generally the currencies of the local operating environment. Income statement accounts expressed in functional currencies are translated using average exchange rates. The adjustments resulting from translation of financial statements of foreign entities operating in highly inflationary economies are recorded in income. Exchange gains and losses resulting from foreign currency transactions are also recorded in income currently. The exchange gain or loss with respect to utilization of foreign exchange hedging instruments is recorded as a component of comprehensive income.

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

      The computation of earnings per share for December 31, 1999, 1998 and 1997 was as follows:

(in millions, except per share amounts)
-------------------------------------------------------------------------------
Years Ended December 31,                         1999         1998         1997
===============================================================================
Numerator for basic earnings
  per share:
Net income                                    $ 5,055      $ 4,282      $ 3,711
Less:
  Dividends on non-convertible
    preferred stock                                --           --           (6)
  Dividends on convertible
    preferred stock                                --          (12)         (12)
-------------------------------------------------------------------------------
Net income applicable to
  common stock                                $ 5,055      $ 4,270      $ 3,693
===============================================================================
Denominator for basic earnings
  per share:
Average shares outstanding used in the
  computation of per share earnings:
  Common stock issued                           1,664        1,632        1,618
  Common stock in treasury                       (116)        (111)        (107)
  Common stock contingently issuable               --           (3)          (3)
-------------------------------------------------------------------------------
Average shares outstanding--basic               1,548        1,518        1,508
===============================================================================
Numerator for diluted earnings
  per share:
Net income                                    $ 5,055      $ 4,282      $ 3,711
Less:
  Dividends on non-convertible
    preferred stock                                --           --           (6)
-------------------------------------------------------------------------------
Net income applicable to
  common stock                                $ 5,055      $ 4,282      $ 3,705
===============================================================================
Denominator for diluted earnings
  per share:
Average shares outstanding                      1,548        1,521        1,511
Incremental shares from potential
  common stock:
  Average number of shares arising
    from outstanding employee stock
    plans (treasury stock method)                  19           15           11
  Average number of shares issuable
    upon conversion of convertible
    securities and preferred stock                 --           18           20
-------------------------------------------------------------------------------
Average shares outstanding--
  diluted                                       1,567        1,554        1,542
===============================================================================
Earnings per share:
Basic                                         $  3.27      $  2.81      $  2.45
Diluted                                          3.23         2.75         2.40
===============================================================================

      (w) Accounting Standards: In June 1997, FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (FASB 130) and Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" (FASB 131).

      FASB 130 establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. FASB 130 was effective for AIG as of January 1, 1998.

      FASB 131 establishes standards for the way AIG is required to disclose information about its operating segments in its annual financial statements and selected information in its interim financial statements. FASB 131 establishes, where practicable, standards with respect to geographic areas, among other things. Certain descriptive information is also required. FASB 131 was effective for the year ended December 31, 1998.

      In February 1998, FASB issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FASB 132). This statement requires AIG to revise its disclosures about pension and other postretirement benefit plans and does not change the measurement or recognition of these plans. Also, FASB 132 requires additional information on changes in the benefit obligations and fair values of plan assets. FASB 132 was effective for the year ended December 31, 1998.

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

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

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

2. Foreign Operations

Certain subsidiaries operate solely outside of the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written and/or investment and non-insurance related operations are located. In addition, certain of AIG's domestic subsidiaries have branch and/or subsidiary operations and substantial assets and liabilities in foreign countries. Certain countries have restrictions on the conversions of funds which generally cause a delay in the outward remittance of such funds. Approximately 32 percent of consolidated assets at December 31, 1999 and 1998 and 50 percent, 49 percent and 51 percent of revenues for the years ended December 31, 1999, 1998 and 1997, respectively, were located in or derived from foreign countries (other than Canada). (See Note 18.)

3. Federal Income Taxes

(a) AIG and its domestic subsidiaries file a consolidated U.S. Federal income tax return. Revenue Agent's Reports assessing additional taxes for the years 1987, 1988, 1989 and 1990 have been issued and Letters of Protest contesting the assessments have been filed with the Internal Revenue Service. In addition, Revenue Agent's Reports assessing additional taxes for the years ended November 30, 1988 and September 30, 1990, 1991, 1992, 1993 and 1994 have been issued to
SunAmerica. Such assessments relate to years prior to the acquisition of SunAmerica by AIG. Letters of Protest contesting the assessments have been filed with the Internal Revenue Service. It is management's belief that there are substantial arguments in support of the positions taken by AIG and SunAmerica in their Letters of Protest. AIG also believes that the impact of the results of these examinations will not be significant to AIG's financial condition, results of operations or liquidity.

      Foreign income not expected to be taxed in the United States has arisen because AIG's foreign subsidiaries were generally not subject to U.S. income taxes on income earned prior to January 1, 1987. Such income would become subject to U.S. income taxes at current tax rates if remitted to the United States or if other events occur which would make these amounts currently taxable. The cumulative amount of translated undistributed earnings of AIG's foreign subsidiaries currently not subject to U.S. income taxes was approximately $3.1 billion at December 31, 1999. Management presently has not subjected and has no intention of subjecting these accumulated earnings to material U.S. income taxes and no provision has been made in the accompanying financial statements for such taxes.

      (b) The U.S. Federal income tax rate is 35 percent for 1999, 1998 and 1997. Actual tax expense on income differs from the "expected" amount computed by applying the Federal income tax rate because of the following:

(dollars in millions)
-----------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                           1999                      1998                      1997
                                                           --------------------      --------------------      --------------------
                                                                        Percent                   Percent                   Percent
                                                                     of pre-tax                of pre-tax                of pre-tax
                                                            Amount       income       Amount       income       Amount       income
===================================================================================================================================
"Expected" tax expense                                     $ 2,629         35.0%     $ 2,197         35.0%     $ 1,859         35.0%
Adjustments:
  Tax exempt interest                                         (280)        (3.7)        (284)        (4.5)        (287)        (5.4)
  Dividends received deduction                                 (38)        (0.5)         (30)        (0.5)         (28)        (0.5)
  State income taxes                                            55          0.7           34          0.5           33          0.6
  Foreign income not expected to be taxed in the
    U.S., less foreign income taxes                            (81)        (1.1)         (85)        (1.4)         (33)        (0.6)
  Affordable housing tax credits                               (55)        (0.7)         (39)        (0.6)         (24)        (0.5)
  Other                                                        (11)        (0.2)          (8)        (0.1)           5          0.1
-----------------------------------------------------------------------------------------------------------------------------------
Actual tax expense                                         $ 2,219         29.5%     $ 1,785         28.4%     $ 1,525         28.7%
===================================================================================================================================
Foreign and domestic components of actual tax expense:
  Foreign:
    Current                                                $   403                   $   386                   $   317
    Deferred                                                   123                        31                        75
  Domestic*
    Current                                                  1,410                       714                       987
    Deferred                                                   283                       654                       146
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                      $ 2,219                   $ 1,785                   $ 1,525
===================================================================================================================================

* Including U.S. tax on foreign income.

--------------------------------------------------------------------------------
Notes to Financial Statements  (continued)

3. Federal Income Taxes (continued)

      (c) The components of the net deferred tax liability as of December 31, 1999 and December 31, 1998 were as follows:

(in millions)
--------------------------------------------------------------------------------
                                                              1999          1998
================================================================================
Deferred tax assets:
  Loss reserve discount                                     $1,357        $1,275
  Unearned premium reserve reduction                           380           390
  Accruals not currently deductible                            466           555
  Adjustment to life policy reserves                         1,126           935
  Cumulative translation adjustment                            137           151
  Unrealized depreciation of investments                       191            --
  Other                                                         68            62
--------------------------------------------------------------------------------
                                                             3,725         3,368
--------------------------------------------------------------------------------
Deferred tax liabilities:
  Deferred policy acquisition costs                          2,305         2,002
  Financial service products mark to market
  differential                                                 454           330
  Depreciation of flight equipment                           1,210         1,137
  Acquisition net asset basis adjustments                       63            93
  Unrealized appreciation of investments                        --           707
  Other                                                        444           346
--------------------------------------------------------------------------------
                                                             4,476         4,615
--------------------------------------------------------------------------------
Net deferred tax liability                                  $  751        $1,247
================================================================================

4. Deferred Policy Acquisition Costs

The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to income for general and life insurance operations, excluding certain amounts deferred and amortized in the same period:

(in millions)
-------------------------------------------------------------------------------
Years Ended December 31,                            1999       1998        1997
===============================================================================
General insurance operations:
  Balance at beginning of year                    $1,852     $1,637     $ 1,416
-------------------------------------------------------------------------------
  Acquisition costs deferred
    Commissions                                      799        664         592
    Other                                          1,009        909         845
-------------------------------------------------------------------------------
                                                   1,808      1,573       1,437
-------------------------------------------------------------------------------
  Amortization charged to income
    Commissions                                      642        568         552
    Other                                            886        790         664
-------------------------------------------------------------------------------
                                                   1,528      1,358       1,216
-------------------------------------------------------------------------------
  Balance at end of year                          $2,132     $1,852     $ 1,637
===============================================================================
Life insurance operations:
  Balance at beginning of year                    $6,229     $5,515     $ 5,403
-------------------------------------------------------------------------------
  Acquisition costs deferred
    Commissions                                    1,068        892         963
    Other                                            951        421         825
-------------------------------------------------------------------------------
                                                   2,019      1,313       1,788
-------------------------------------------------------------------------------
  Amortization charged to income
    Commissions                                      502        450         489
    Other                                            389        309         385
-------------------------------------------------------------------------------
                                                     891        759         874
-------------------------------------------------------------------------------
  Increase (decrease) due to foreign
    exchange                                         135        160        (802)
-------------------------------------------------------------------------------
  Balance at end of year                          $7,492     $6,229     $ 5,515
-------------------------------------------------------------------------------
Total deferred policy acquisition costs           $9,624     $8,081     $ 7,152
===============================================================================

5. Reinsurance

In the ordinary course of business, AIG's general and life insurance companies cede reinsurance to other insurance companies in order to provide greater diversification of AIG's business and limit the potential for losses arising from large risks.

      General reinsurance is effected under reinsurance treaties and by negotiation on individual risks. Certain of these reinsurance arrangements consist of excess of loss contracts which protect AIG against losses over stipulated amounts. Ceded premiums are considered prepaid reinsurance premiums and are amortized into income over the contract period in proportion to the protection received. Amounts recoverable from general reinsurers are estimated in a manner consistent with the claims liabilities associated with the reinsurance and presented as a component of reinsurance assets.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

5. Reinsurance (continued)

      AIG life companies limit exposure to loss on any single life. For ordinary insurance, AIG retains a maximum of approximately one million dollars of coverage per individual life. There are smaller retentions for other lines of business. Life reinsurance is effected principally under yearly renewable term treaties. The premiums with respect to these treaties are considered prepaid reinsurance premiums and are amortized into income over the contract period in proportion to the protection provided. Amounts recoverable from life reinsurers are estimated in a manner consistent with the assumptions used for the underlying policy benefits and are presented as a component of reinsurance assets.

      General insurance premiums written and earned were comprised of the following:

(in millions)
-------------------------------------------------------------------------------
Years Ended December 31,                            Written              Earned
===============================================================================
1999
Gross premiums                                     $ 22,569            $ 21,187
Ceded premiums                                       (6,345)             (5,643)
-------------------------------------------------------------------------------
Net premiums                                       $ 16,224            $ 15,544
===============================================================================
1998
Gross premiums                                     $ 20,684            $ 20,092
Ceded premiums                                       (6,098)             (5,994)
-------------------------------------------------------------------------------
Net premiums                                       $ 14,586            $ 14,098
===============================================================================
1997
Gross premiums                                     $ 18,742            $ 17,566
Ceded premiums                                       (5,334)             (5,145)
-------------------------------------------------------------------------------
Net premiums                                       $ 13,408            $ 12,421
===============================================================================

       For the years ended December 31, 1999, 1998 and 1997, reinsurance recoveries, which reduced loss and loss expenses incurred, amounted to $5.13 billion, $5.36 billion and $4.59 billion, respectively.

      Life insurance net premium income was comprised of the following:

(in millions)
-------------------------------------------------------------------------------
Years Ended December 31,                   1999            1998            1997
===============================================================================
Gross premium income                   $ 12,252        $ 10,578        $ 10,242
Ceded premiums                             (310)           (285)           (286)
-------------------------------------------------------------------------------
Net premium income                     $ 11,942        $ 10,293        $  9,956
===============================================================================

      Life insurance recoveries, which reduced death and other benefits, approximated $168 million, $176 million and $190 million, respectively, for the years ended December 31, 1999, 1998 and 1997.

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

      Life insurance ceded to other insurance companies was as follows:

(in millions)
--------------------------------------------------------------------------------
Years Ended December 31,                      1999           1998           1997
================================================================================
Life insurance in-force                    $69,535        $62,768        $56,971
================================================================================

      Life insurance assumed represented 0.2 percent of gross life insurance in-force at December 31, 1999 and 0.3 percent at December 31, 1998 and 1997, respectively, and life insurance premium income assumed represented 0.3 percent,
0.3 percent and 0.2 percent of gross premium income for the periods ended December 31, 1999, 1998 and 1997, respectively.

      Supplemental information for gross loss and benefit reserves net of ceded reinsurance at December 31, 1999 and 1998 follows:

(in millions)
-------------------------------------------------------------------------------
                                                             As          Net of
                                                       Reported     Reinsurance
===============================================================================
1999
Reserve for losses and loss expenses                   $(38,252)       $(24,600)
Future policy benefits for life and
  accident and health insurance contracts               (34,608)        (34,372)
Premiums and insurance balances
  receivable-net                                         12,737          15,277
Funds held under reinsurance treaties                        --             484
Reserve for unearned premiums                           (11,450)         (8,994)
Reinsurance assets                                       19,368              --
===============================================================================
1998
Reserve for losses and loss expenses                   $(38,310)       $(24,619)
Future policy benefits for life and
  accident and health insurance contracts               (29,571)        (29,433)
Premiums and insurance balances
  receivable-net                                         11,679          13,394
Funds held under reinsurance treaties                        --             446
Reserve for unearned premiums                           (10,009)         (8,255)
Reinsurance assets                                       17,744              --
===============================================================================

--------------------------------------------------------------------------------
Notes to Financial Statements (CONTINUED)

6. Reserve for Losses and Loss Expenses and Future Life Policy Benefits and Policyholders' Contract Deposits

(a) The following analysis provides a reconciliation of the activity in the reserve for losses and loss expenses:

(in millions)
-------------------------------------------------------------------------------
Years Ended December 31,                       1999          1998          1997
===============================================================================
At beginning of year:
  Reserve for losses and
    loss expenses                          $ 38,310      $ 33,400      $ 33,430
  Reinsurance recoverable                   (13,691)      (12,229)      (13,023)
-------------------------------------------------------------------------------
                                             24,619        21,171        20,407
-------------------------------------------------------------------------------
Acquisitions                                     --         2,896            --
Losses and loss expenses incurred:
  Current year                               12,122        10,938         9,732
  Prior years                                  (384)         (281)         (376)
-------------------------------------------------------------------------------
Total                                        11,738        10,657         9,356
===============================================================================
Losses and loss expenses paid:
  Current year                                4,978         4,389         2,976
  Prior years                                 6,779         5,716         5,616
-------------------------------------------------------------------------------
Total                                        11,757        10,105         8,592
===============================================================================
At end of year:
  Net reserve for losses and
    loss expenses                            24,600        24,619        21,171
  Reinsurance recoverable                    13,652        13,691        12,229
-------------------------------------------------------------------------------

Total                                      $ 38,252      $ 38,310      $ 33,400
===============================================================================

       (b) The analysis of the future policy benefits and policyholders' contract deposits liabilities as at December 31, 1999 and 1998 follows:

(in millions)
--------------------------------------------------------------------------------
                                                             1999           1998
================================================================================
Future policy benefits:
  Long duration contracts                                 $33,670        $28,535
  Short duration contracts                                    938          1,036
--------------------------------------------------------------------------------
Total                                                     $34,608        $29,571
================================================================================
Policyholders' contract deposits:
  Annuities                                               $18,027        $18,129
  Guaranteed investment contracts (GICs)                   18,905         12,007
  Corporate life products                                   1,891          2,266
  Universal life                                            2,962            639
  Other investment contracts                                  764            883
--------------------------------------------------------------------------------
Total                                                     $42,549        $33,924
================================================================================

      (c) Long duration contract liabilities included in future policy benefits, as presented in the table above, result from traditional life products. Short duration contract liabilities are primarily accident and health products. The liability for future life policy benefits has been established based upon the following assumptions:

      (i) Interest rates (exclusive of immediate/terminal funding annuities), which vary by territory, year of issuance and products, range from 1.5 percent to 12.0 percent within the first 20 years. Interest rates on immediate/terminal funding annuities are at a maximum of 12.2 percent and grade to not greater than
7.5 percent.

      (ii) Mortality and surrender rates are based upon actual experience by geographical area modified to allow for variations in policy form. The weighted average lapse rate, including surrenders, for individual and group life approximated 7.4 percent.

      (iii) The portions of current and prior net income and of current unrealized appreciation of investments that can inure to the benefit of AIG are restricted in some cases by the insurance contracts and by the local insurance regulations of the countries in which the policies are in force.

      (iv) Participating life business represented approximately 30 percent of the gross insurance in-force at December 31, 1999 and 46 percent of gross premium income in 1999. The amount of dividends to be paid is determined annually by the Boards of Directors. Anticipated dividends are considered as a planned contractual benefit in computing the value of future policy benefits and are provided ratably over the premium-paying period of the contracts.

      (d) The liability for policyholders' contract deposits has been established based on the following assumptions:

      (i) Interest rates credited on deferred annuities, which vary by territory and year of issuance, range from 2.0 percent to 12.0 percent. Credited interest rate guarantees are generally for a period of one year. Withdrawal charges generally range from zero percent to 10.0 percent grading to zero over a period of zero to 10 years.

      (ii) Domestically, GICs have market value withdrawal provisions for any funds withdrawn other than benefit responsive payments. Interest rates credited generally range from 3.9 percent to 9.4 percent and maturities range from 1 to 30 years. Overseas, primarily in the United Kingdom, GIC type contracts are credited at rates ranging from 3.6 percent to 5.8 percent with guarantees generally being one year. Contracts in other foreign locations have interest rates, maturities and withdrawal charges based upon local economic and regulatory conditions.

      (iii) Interest rates on corporate life insurance products are guaranteed at 4.0 percent and the weighted average rate credited in 1999 was 6.7 percent.

      (iv) The universal life funds have credited interest rates of 4.5 percent to 7.0 percent and guarantees ranging from 3.5 percent to 5.5 percent depending on the year of issue. Additionally, universal life funds are subject to surrender charges that amount to 11.0 percent of the fund balance grading to zero over a period not longer than 20 years.

      (e) Certain products, which are short duration contracts, are subject to experience adjustments. These include group life and group medical products, credit life contracts, accident & health insurance contracts/riders attached to life policies and, to a limited extent, reinsurance agreements with other direct insurers. Ultimate premiums from these contracts are estimated and recognized as revenue and the unearned portions of the premiums are held as reserves. Experience adjustments vary according to the type of contract and the territory in which the policy is in force and are subject to local regulatory guidance.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

7. Statutory Financial Data

Statutory surplus and net income for general insurance and life insurance operations as reported to regulatory authorities were as follows:

(in millions)
--------------------------------------------------------------------------------
Years Ended December 31,                      1999           1998           1997
================================================================================
Statutory surplus:
  General insurance                        $16,225        $15,523        $14,071
  Life insurance                            10,230          8,177          6,966
Statutory net income*:
  General insurance                          2,458          2,252          2,041
  Life insurance                             1,575            925          1,357
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

8. Investment Information

(a) Statutory Deposits: Cash and securities with carrying values of $4.34 billion and $4.12 billion were deposited by AIG's subsidiaries under requirements of regulatory authorities as of December 31, 1999 and 1998, respectively.

      (b) Net Investment Income: An analysis of the net investment income from the general and life insurance operations follows:

(in millions)
--------------------------------------------------------------------------------
Years Ended December 31,                          1999         1998         1997
================================================================================
General insurance:
  Fixed maturities                              $1,852       $1,663       $1,490
  Equity securities                                101           80           55
  Short-term investments                            52           73           40
  Other invested assets                            399          202          196
  Miscellaneous (net of interest
    expense on funds held)                         256          279          141
--------------------------------------------------------------------------------
  Total investment income                        2,660        2,297        1,922
  Investment expenses                              143          105           68
--------------------------------------------------------------------------------
Net investment income                           $2,517       $2,192       $1,854
================================================================================
Life insurance:
  Fixed maturities                              $4,427       $3,683       $3,154
  Equity securities                                 91           72           79
  Short-term investments                           338          308          148
  Interest on mortgage, policy
    and collateral loans                           824          820          766
  Other                                            769          627          624
--------------------------------------------------------------------------------
  Total investment income                        6,449        5,510        4,771
  Investment expenses                              243          309          250
--------------------------------------------------------------------------------
Net investment income                           $6,206       $5,201       $4,521
================================================================================

      (c) Investment Gains and Losses: The realized capital gains (losses) and increase (decrease) in unrealized appreciation of investments for 1999, 1998 and 1997 were as follows:

(in millions)
-------------------------------------------------------------------------------
Years Ended December 31,                         1999         1998         1997
===============================================================================
Realized capital gains (losses)
  on investments:
  Fixed maturities (a)                        $  (191)       $ 121        $  64
  Equity securities                               410          105          134
  Other                                           (97)        (102)        (108)
-------------------------------------------------------------------------------
Realized capital gains                        $   122        $ 124        $  90
===============================================================================
Increase (decrease) in unrealized
  appreciation of investments:
  Fixed maturities                            $(3,634)       $ 555        $ 712
  Equity securities                               327         (484)        (405)
  Other (b)                                       766         (458)         (75)
-------------------------------------------------------------------------------
Increase (decrease) in unrealized
  appreciation                                $(2,541)       $(387)       $ 232
===============================================================================

(a) The realized gains (losses) resulted from the sale of available for sale fixed maturities.
(b) Includes $264 million decrease, $301 million increase and $158 million decrease in unrealized appreciation attributable to participating policyholders at December 31, 1999, 1998 and 1997, respectively.

      The gross gains and gross losses realized on the disposition of available for sale securities for 1999, 1998 and 1997 follow:

(in millions)
--------------------------------------------------------------------------------
                                                               Gross       Gross
                                                            Realized    Realized
                                                               Gains      Losses
================================================================================
1999
Bonds                                                         $  197        $401
Common stocks                                                    806         336
Preferred stocks                                                  35          11
Financial services securities available for sale                  26          --
--------------------------------------------------------------------------------
Total                                                         $1,064        $748
================================================================================
1998
Bonds                                                         $  502        $363
Common stocks                                                    542         454
Preferred stocks                                                  12          11
Financial services securities available for sale                   4           2
--------------------------------------------------------------------------------
Total                                                         $1,060        $830
================================================================================
1997
Bonds                                                         $  229        $247
Common stocks                                                    559         419
Preferred stocks                                                   6          11
Financial services securities available for sale                   6           3
--------------------------------------------------------------------------------
Total                                                         $  800        $680
================================================================================

      (d) Market Value of Fixed Maturities and Unrealized Appreciation of
Investments: At December 31, 1999 and 1998, the balance of the unrealized appreciation of investments

--------------------------------------------------------------------------------
Notes to Financial Statements (CONTINUED)

8. Investment Information (continued)

in equity securities (before applicable taxes) included gross gains of approximately $1.2 billion and $1.3 billion and gross losses of approximately $706 million and $1.2 billion, respectively.

       The deferred tax asset related to the net unrealized depreciation of investments was $191 million at December 31, 1999 and the deferred tax payable related to the net unrealized appreciation of investments was $707 million at December 31, 1998.

       The amortized cost and estimated market value of investments in fixed maturities carried at amortized cost at December 31, 1999 and 1998 were as follows:

(in millions)
------------------------------------------------------------------------------------
                                                      Gross       Gross    Estimated
                                      Amortized  Unrealized  Unrealized       Market
                                           Cost       Gains      Losses        Value
====================================================================================
1999
Fixed maturities held to
  maturity:
  Bonds:
    U.S. Government (a)                 $    30        $ --        $ --      $    30
    States (b)                           12,042         275         149       12,168
    Foreign governments                       1          --          --            1
    All other corporate                       3          --          --            3
------------------------------------------------------------------------------------
Total bonds                              12,076         275         149       12,202
Preferred stocks                              2          --           2           --
------------------------------------------------------------------------------------
Total fixed maturities                  $12,078        $275        $151      $12,202
====================================================================================
1998
Fixed maturities held to
  maturity:
    Bonds:
    U.S. Government (a)                 $     9        $  1        $ --      $    10
    States (b)                           12,648         975           2       13,621
    All other corporate                       1           1          --            2
------------------------------------------------------------------------------------
Total fixed maturities                  $12,658        $977        $  2      $13,633
====================================================================================

(a)   Including U.S. Government agencies and authorities.
(b)   Including municipalities and political subdivisions.

      The amortized cost and estimated market value of bonds available for sale and carried at market value at December 31, 1999 and 1998 were as follows:

(in millions)
-------------------------------------------------------------------------------------
                                                     Gross        Gross     Estimated
                                     Amortized  Unrealized   Unrealized        Market
                                          Cost       Gains       Losses         Value
=====================================================================================
1999
Fixed maturities available
  for sale:
  Bonds:
    U.S. Government (a)                $ 2,470      $   62       $   77       $ 2,455
    States (b)                           9,470         145          384         9,231
    Foreign governments                 14,780         461           84        15,157
    All other corporate                 51,498         782        2,095        50,185
-------------------------------------------------------------------------------------
Total bonds                            $78,218      $1,450       $2,640       $77,028
=====================================================================================
1998
Fixed maturities available
  for sale:
  Bonds:
    U.S. Government (a)                $ 2,827      $  216       $    2       $ 3,041
    States (b)                           6,514         427           65         6,876
    Foreign governments                 10,523         671           42        11,152
    All other corporate                 44,009       1,861          622        45,248
-------------------------------------------------------------------------------------
Total bonds                            $63,873      $3,175       $  731       $66,317
=====================================================================================

(a)   Including U.S. Government agencies and authorities.
(b)   Including municipalities and political subdivisions.

      The amortized cost and estimated market values of fixed maturities held to maturity and fixed maturities available for sale at December 31, 1999, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

(in millions)
--------------------------------------------------------------------------------
                                                                       Estimated
                                                           Amortized      Market
                                                                Cost       Value
================================================================================
Fixed maturities held to maturity:
Due in one year or less                                      $   485     $   491
Due after one year through five years                          1,816       1,842
Due after five years through ten years                         3,740       3,781
Due after ten years                                            6,037       6,088
--------------------------------------------------------------------------------
Total held to maturity                                       $12,078     $12,202
================================================================================
Fixed maturities available for sale:
Due in one year or less                                      $ 5,248     $ 5,246
Due after one year through five years                         24,157      24,382
Due after five years through ten years                        25,889      25,125
Due after ten years                                           22,924      22,275
--------------------------------------------------------------------------------
Total available for sale                                     $78,218     $77,028
================================================================================

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

8. Investment Information (continued)

      (e) Securities Available for Sale: AIGFP follows a policy of minimizing interest rate, equity and currency risks associated with securities available for sale by entering into swap or other transactions. In addition, to reduce its credit risk, AIGFP has entered into credit derivative transactions with respect to $182 million of securities available for sale. At December 31, 1999, the cumulative increase in carrying value of the securities available for sale and related hedges as a result of marking to market such securities net of hedging transactions was $34 million.

      The amortized cost, related hedges and estimated market value of securities available for sale and carried at market value at December 31, 1999 and 1998 were as follows:

(in millions)
--------------------------------------------------------------------------------------------------------------------
                                                                                         Unrealized
                                                                                              Gains
                                                            Gross            Gross   (Losses) - net        Estimated
                                       Amortized       Unrealized       Unrealized       on Hedging           Market
                                            Cost            Gains           Losses     Transactions            Value
====================================================================================================================
1999
Securities available for sale:
  Corporate and bank debt               $  7,477            $  54            $ 199           $  167         $  7,499
  Foreign government obligations             354              311                1             (311)             353
  Asset-backed and collateralized          3,985                6              165              163            3,989
  Preferred stocks                           957               13               --               (4)             966
  U.S. Government obligations                147                4                7                3              147
--------------------------------------------------------------------------------------------------------------------
Total                                   $ 12,920            $ 388            $ 372           $   18         $ 12,954
====================================================================================================================
1998
Securities available for sale:
  Corporate and bank debt               $  5,440            $ 149            $  13           $ (131)        $  5,445
  Foreign government obligations             405               16                1              (15)             405
  Asset-backed and collateralized          3,037               91                8              (95)           3,025
  Preferred stocks                           970               10               --                3              983
  U.S. Government obligations                815               15               --              (14)             816
--------------------------------------------------------------------------------------------------------------------
Total                                   $ 10,667            $ 281            $  22           $ (252)        $ 10,674
====================================================================================================================

      The amortized cost and estimated market values of securities available for sale at December 31, 1999, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

(in millions)
--------------------------------------------------------------------------------
                                                                       Estimated
                                                       Amortized          Market
                                                            Cost           Value
================================================================================
Securities available for sale:
Due in one year or less                                  $ 1,487         $ 1,487
Due after one year through five years                      5,397           5,428
Due after five years through ten years                     1,465           1,466
Due after ten years                                          586             584
Asset-backed and collateralized                            3,985           3,989
--------------------------------------------------------------------------------
Total available for sale                                 $12,920         $12,954
================================================================================

      No securities available for sale were below investment grade at December 31, 1999.

      (f) CMOs: At December 31, 1999, CMOs, held by AIG's life companies, were presented as a component of bonds available for sale, at market value. Substantially all of the CMOs were investment grade and approximately 18 percent of the CMOs were backed by various U.S. government agencies. The remaining 82 percent were corporate issuances.

      At December 31, 1999 and 1998, the market value of the CMO portfolio was $14.94 billion and $7.29 billion, respectively; the amortized cost was approximately $15.63 billion in 1999 and $7.07 billion in 1998. AIG's CMO portfolio is readily marketable. There were no derivative (high risk) CMO securities contained in this portfolio at December 31, 1999 and 1998.

      The distribution of the CMOs at December 31, 1999 and 1998 was as follows:

                                                        1999               1998
===============================================================================
GNMA                                                       1%                 6%
FHLMC                                                     10                 15
FNMA                                                       6                 10
VA                                                         1                  1
Non-governmental                                          82                 68
-------------------------------------------------------------------------------
                                                         100%               100%
===============================================================================

      AIG is not exposed to any significant credit concentration risk of a single or group non-governmental issuer.

      At December 31, 1999, the gross weighted average coupon of this portfolio was 6.8 percent. The gross weighted average life of this portfolio was approximately 6.38 years.

--------------------------------------------------------------------------------
Notes to Financial Statements  (CONTINUED)

8. Investment Information (continued)

      (g) Fixed Maturities Below Investment Grade: At December 31, 1999, fixed maturities held by AIG that were below investment grade or not rated totaled $10.93 billion.

      (h) At December 31, 1999, non-income producing invested assets were insignificant.

9. Debt Outstanding

At December 31, 1999, AIG's debt outstanding of $32.98 billion, shown below, included borrowings of $29.65 billion which were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements
(GIAs) or matched notes and bonds payable.

(in millions)
================================================================================
Borrowings under obligations of GIAs -- AIGFP                            $ 9,430
--------------------------------------------------------------------------------
Commercial Paper:
   AIG Funding, Inc. (Funding)                                               888
   ILFC (a)                                                                2,958
   AICCO                                                                     475
   AIGF - Taiwan (a)                                                          83
--------------------------------------------------------------------------------
   Total                                                                   4,404
--------------------------------------------------------------------------------
Medium Term Notes:
   ILFC (a)                                                                3,226
   AIG(b)                                                                    481
--------------------------------------------------------------------------------
   Total                                                                   3,707
--------------------------------------------------------------------------------
Notes and Bonds Payable:
   ILFC  (a)(e)                                                            5,016
   AIGFP                                                                   7,895
   AIG (d)                                                                   705
--------------------------------------------------------------------------------
   Total                                                                  13,616
--------------------------------------------------------------------------------
Loans and Mortgages Payable:
   ILFC (a)(c)                                                               670
   AIG Finance (Hong Kong) Limited (AIGF - Hong Kong)(a)                     566
   AIG Consumer Finance Group, Inc.(a)                                       334
   AIG                                                                       257
--------------------------------------------------------------------------------
   Total                                                                   1,827
--------------------------------------------------------------------------------
Total Borrowings                                                          32,984
--------------------------------------------------------------------------------
Borrowings not guaranteed by AIG                                          12,853
Matched GIA borrowings                                                     9,430
Matched notes and bonds payable -- AIGFP                                   7,370
--------------------------------------------------------------------------------
                                                                          29,653
--------------------------------------------------------------------------------
Remaining borrowings of AIG                                              $ 3,331
================================================================================

(a)   AIG does not guarantee or support these borrowings.
(b) Includes $198 million issued by SunAmerica Inc. and assumed by AIG as a result of the merger.
(c)   Capital lease obligations.
(d) Includes $432 million issued by SunAmerica Inc. and assumed by AIG as a result of the merger, Italian Lire bonds of $159 million and zero coupon notes of $114 million.
(e)   Includes borrowings under Export Credit Facility of $1.30 billion.

      The amount of long-term borrowings is $22.90 billion and the amount of short-term borrowings is $10.08 billion. Long-term borrowings include commercial paper; short-term borrowings represent borrowings that mature in less than one year.

      (a) Commercial Paper: At December 31, 1999, the commercial paper issued and outstanding was as follows:

(dollars in millions)
--------------------------------------------------------------------------------
                                                         Weighted
                         Net                              Average     Weighted
                        Book   Unamortized    Face        Interest    Average
                        Value    Discount    Amount         Rate      Maturity
================================================================================
Funding                $  888     $    2     $  890         5.59%      18 days
ILFC                    2,958         20      2,978         5.86      108 days
AICCO                     475          2        477         5.85       23 days
AIGF - Taiwan*             83          2         85         6.38      186 days
--------------------------------------------------------------------------------
Total                  $4,404     $   26     $4,430           --            --
================================================================================

*     Issued in Taiwan N.T. dollars at prevailing local interest rates.

      Commercial paper issued by Funding is guaranteed by AIG. AIG has entered into an agreement in support of AICCO's commercial paper. AIG does not guarantee ILFC's or AIGF - Taiwan's commercial paper.

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

      Payments due under these investment agreements in each of the next five years ending December 31, and the periods thereafter based on the earliest call dates, were as follows:

(in millions)
--------------------------------------------------------------------------------
                                                                       Principal
                                                                          Amount
================================================================================
2000                                                                      $4,228
2001                                                                         717
2002                                                                         155
2003                                                                          88
2004                                                                          59
Remaining years after 2004                                                 4,183
--------------------------------------------------------------------------------
Total                                                                     $9,430
================================================================================

      At December 31, 1999, the market value of securities pledged as collateral with respect to these obligations approximated $2.4 billion.

      Funds received from GIA borrowings are invested in a diversified portfolio of securities and derivative transactions.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

9. Debt Outstanding (continued)

      (c) Medium Term Notes Payable:

      (i) Medium Term Notes Payable Issued by AIG: AIG's Medium Term Notes are unsecured obligations which normally may not be redeemed by AIG prior to maturity and bear interest at either fixed rates set by AIG at issuance or variable rates determined by reference to an interest rate or other formula.

      An analysis of AIG's Medium Term Notes for the year ended December 31, 1999 was as follows:

(in millions)
--------------------------------------------------------------------------------
Medium Term Note Series E:                                                Total
================================================================================
Balance December 31, 1998                                                 $ 239
Issued during year                                                          152
Matured during year                                                        (108)
--------------------------------------------------------------------------------
Balance December 31, 1999                                                 $ 283
================================================================================

      The interest rates on this debt range from 2.25 percent to 6.38 percent. To the extent deemed appropriate, AIG may enter into swap transactions to reduce its effective borrowing rates with respect to these notes.

      At December 31, 1999, AIG's Medium Term Notes also included notes in aggregate principal amount of $198 million issued by SunAmerica Inc. with maturity dates from 2000 to 2026 at interest rates ranging from 6.03 percent to
7.34 percent. AIG does not intend to have SunAmerica issue its own debt.

      During 1997, AIG issued $100 million principal amount of equity-linked Medium Term Notes due July 30, 2004. These notes accrue interest at the rate of
2.25 percent and the total return on these notes is linked to the appreciation in market value of AIG's common stock. The notes may be redeemed, at the option of AIG, as a whole but not in part, at any time on or after July 30, 2000. In conjunction with the issuance of these notes, AIG entered into a series of swap transactions which effectively converted its interest expense to a fixed rate of
5.87 percent and transferred the equity appreciation exposure to a third party. AIG is exposed to credit risk with respect to the counterparties to these swap transactions.

      At December 31, 1999, the maturity schedule for AIG's outstanding Medium Term Notes, including those issued by SunAmerica Inc., was as follows:

(in millions)
--------------------------------------------------------------------------------
                                                                       Principal
                                                                          Amount
================================================================================
2000                                                                       $  33
2001                                                                         176
2002                                                                          24
2003                                                                          25
2004                                                                         120
Remaining years after 2004                                                   103
--------------------------------------------------------------------------------
Total                                                                       $481
================================================================================

      At December 31, 1999, AIG had $356 million principal amount of debt securities registered and available for issuance from time to time. An additional $658 million principal amount of debt securities was registered as of March 3, 2000.

      (ii) Medium Term Notes Payable Issued by ILFC: ILFC's Medium Term Notes are unsecured obligations which may not be redeemed by ILFC prior to maturity and bear interest at fixed rates set by ILFC at issuance.

      As of December 31, 1999, notes in aggregate principal amount of $3.23 billion were outstanding with maturity dates from 2000 to 2005 at interest rates ranging from 5.15 percent to 8.55 percent. These notes provide for a single principal payment at the maturity of each note.

      At December 31, 1999, the maturity schedule for ILFC's outstanding Medium Term Notes was as follows:

(in millions)
--------------------------------------------------------------------------------
                                                                       Principal
                                                                          Amount
================================================================================
2000                                                                      $1,056
2001                                                                         912
2002                                                                         729
2003                                                                         404
2004                                                                         120
Remaining years after 2004                                                     5
--------------------------------------------------------------------------------
Total                                                                     $3,226
================================================================================

      (d) Notes and Bonds Payable:

      (i) Notes, Bonds and Debentures Issued by AIG.

      (A) Zero Coupon Notes: On October 1, 1984, AIG issued Eurodollar zero coupon notes in the aggregate principal amount at stated maturity of $750 million. The notes were offered at 12 percent of princi pal amount at stated maturity, bear no interest and are due August 15, 2004. The net proceeds to AIG from the issuance were $86 million. The notes are redeemable at any time in whole or in part at the option of AIG at 100 percent of their principal amount at stated maturity. The notes are also redeemable at the option of AIG or bearer notes may be redeemed at the option of the holder in the event of certain changes involving taxation in the United States at prices ranging from 58.66 percent currently, to 89.88 percent after August 15, 2003, of the principal amount at stated maturity together with accrued amortization of original issue discount from the preceding August 15. During 1999 and 1998, no notes were repurchased. At December 31, 1999, the notes outstanding after prior purchases had a face value of $189 million, an unamortized discount of $75 million and a net book value of $114 million. The amortization of the original issue discount was recorded as interest expense.

      (B) Italian Lire Bonds: In December, 1991, AIG issued unsecured bonds denominated in Italian Lire. The principal amount of 200 billion Italian Lire Bonds matures December 4, 2001 and accrues interest at a rate of 11.7 percent which is paid annually. These bonds are not redeemable prior to matu-

--------------------------------------------------------------------------------
Notes to Financial Statements  (CONTINUED)

9. Debt Outstanding (continued)

rity, except in the event of certain changes involving taxation in the United States or the imposition of certain certification, identification or reporting requirements.

      Simultaneous with the issuance of this debt, AIG entered into a swap transaction which effectively converted AIG's net interest expense to a U.S. dollar liability of approximately 7.9 percent, which requires the payment of proceeds at maturity of approximately $159 million in exchange for 200 billion Italian Lire and interest thereon.

      (C) Notes and Debentures Issued by SunAmerica Inc.: As of December 31, 1999, Notes and Debentures issued by SunAmerica Inc. in aggregate principal amount of $432 million (net of amortized discount of $43 million) were outstanding with maturity dates from 2007 to 2097 at interest rates ranging from
5.60 percent to 9.95 percent.

      (ii) Term Notes Issued by ILFC: ILFC has issued unsecured obligations which may not be redeemed prior to maturity.

      As of December 31, 1999, notes in aggregate principal amount of $3.72 billion were outstanding with maturity dates from 2000 to 2004 and interest rates ranging from 5.50 percent to 8.88 percent. Term notes in the aggregate principal amount of $100 million are at floating interest rates and the remainder are at fixed rates. These notes provide for a single principal payment at maturity.

      At December 31, 1999, the maturity schedule for ILFC's Term Notes was as follows:

(in millions)
--------------------------------------------------------------------------------
                                                                       Principal
                                                                          Amount
================================================================================
2000                                                                     $   900
2001                                                                       1,075
2002                                                                         883
2003                                                                         200
2004                                                                         663
--------------------------------------------------------------------------------
Total                                                                     $3,721
================================================================================

      At December 31, 1999, ILFC had $1.68 billion in aggregate principal amount of debt securities registered for issuance from time to time. In addition, ILFC established a Euro Medium Term Note program for $2.0 billion, under which $771 million in notes were sold through December 31, 1999.

      Also included in term notes are ILFC's borrowings under an Export Credit Facility.

      ILFC has an Export Credit Facility up to a maximum of $4.3 billion, for approximately 75 aircraft to be delivered from 1999 through 2001. ILFC has the right, but is not required, to use the facility to fund 85 percent of each aircraft's purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on the first 75 aircraft depending on the delivery date of the aircraft. Through December 31, 1999, ILFC borrowed $1.30 billion under this facility. Borrowings with respect to this facility are included in Notes and Bonds Payable in the accompanying table of borrowings.At December 31, 1999, the future minimum payments for ILFC's borrowings under the Export Credit Facility was as follows:

(in millions)
--------------------------------------------------------------------------------
                                                                       Principal
                                                                          Amount
================================================================================
2000                                                                     $   135
2001                                                                         135
2002                                                                         135
2003                                                                         135
2004                                                                         135
Remaining years after 2004                                                   620
--------------------------------------------------------------------------------
Total                                                                     $1,295
================================================================================

      AIG does not guarantee any of the debt obligations of ILFC.

      (iii) Notes and Bonds Payable Issued by AIGFP: At December 31, 1999, AIGFP's bonds outstanding, the proceeds of which are invested in a segregated portfolio of securities available for sale, were as follows:

(dollars in millions)
--------------------------------------------------------------------------------
Range of                                     Range of                U.S. Dollar
Maturities       Currency                    Interest Rates       Carrying Value
================================================================================
2000-2001        Euro                         4.60% - 7.76%               $1,722
2002             Japanese yen                 4.50                           190
2001-2002        New Zealand dollar           8.51 - 9.43                    596
2002             United Kingdom pound         7.46                            79
2000-2029        U.S. dollar                  4.79 - 7.72                  3,970
--------------------------------------------------------------------------------
Total                                                                     $6,557
================================================================================

      AIGFP is also obligated under various notes maturing from 2000 through 2026. The majority of these notes are denominated in U.S. dollars and Euros and bear interest at various interest rates. At December 31, 1999, these notes had a U.S. dollar carrying value of $1.3 billion.

      AIG guarantees all of AIGFP's debt.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

9. Debt Outstanding (continued)

      (e) Loans and Mortgages Payable: Loans and mortgages payable at December 31, 1999, consisted of the following:

(in millions)
--------------------------------------------------------------------------------
                                                       AIG
                                           AIGF-  Consumer
                               ILFC    Hong Kong   Finance       AIG      Total
================================================================================
Uncollateralized
  loans payable               $   --     $  566     $  334     $   84     $  984
Collateralized loans and
  mortgages payable              670         --         --        173        843
--------------------------------------------------------------------------------
Total                         $  670     $  566     $  334     $  257     $1,827
================================================================================

      At December 31, 1999, ILFC's capital lease obligations were $670 million. Fixed interest rates with respect to these obligations range from 6.18 percent to 6.89 percent; variable rates are referenced to LIBOR. These obligations mature through 2005. The flight equipment associated with the capital lease obligations had a net book value of $1.05 billion.

      At December 31, 1999, the maturity schedule for ILFC's capital lease obligations, were as follows:

(in millions)
--------------------------------------------------------------------------------
                                                                       Principal
                                                                          Amount
================================================================================
2000                                                                        $134
2001                                                                         128
2002                                                                         123
2003                                                                         117
2004                                                                         162
Remaining years after 2004                                                   199
--------------------------------------------------------------------------------
Total minimum lease obligations                                              863
--------------------------------------------------------------------------------
Less amount representing interest                                            193
--------------------------------------------------------------------------------
Present value of net minimum capital lease obligations                      $670
================================================================================

      (f) CMOs: Combined principal payments due of all significant debt, excluding commercial paper, in each of the next five years ending December 31, 1999, and periods thereafter were as follows:

(in millions)
--------------------------------------------------------------------------------
                                                                       Principal
                                                                          Amount
================================================================================
2000                                                                     $10,088
2001                                                                       5,412
2002                                                                       2,972
2003                                                                       2,218
2004                                                                       1,721
Remaining years after 2004                                                 6,169
--------------------------------------------------------------------------------
Total                                                                    $28,580
================================================================================

      (g) Revolving Credit Facilities: AIG and Funding have entered into two syndicated revolving credit facilities (the Facilities) aggregating $1 billion. The Facilities consist of a $500 million 364 day revolving credit facility and a $500 million five year revolving credit facility. The Facilities can be used for general corporate purposes and also provide backup for AIG's commercial paper programs administered by Funding. There are currently no borrowings outstanding under either of the Facilities, nor were any borrowings outstanding as of December 31, 1999.

      (h) Interest Expense for All Indebtedness: Total interest expense for all indebtedness, net of capitalized interest, aggregated $2.19 billion in 1999, $1.99 billion in 1998 and $1.81 billion in 1997. Dividends on the preferred shareholders' equity in subsidiary companies of ILFC and certain SunAmerica subsidiaries are accounted for as interest expense and included as minority interest in the consolidated statement of income. The dividends for ILFC for December 31, 1999, 1998 and 1997 were approximately $17 million in each of the three years. The dividends for the SunAmerica subsidiaries were approximately $40 million in each of the years ended December 31, 1999 and 1998 and 1997.

10. Preferred Shareholders' Equity in Subsidiary Companies

Preferred shareholders' equity in subsidiary companies represents preferred stocks issued by ILFC and certain SunAmerica subsidiaries, wholly owned subsidiaries of AIG.

      (a) ILFC: The preferred stock consists of 4,000 shares of market auction preferred stock ("MAPS") in eight series of 500 shares each. Each of these shares has a liquidation value of $100,000 per share and is not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every seven weeks (49 days) on the basis of orders placed in an auction. At December 31, 1999, the dividend rate ranged from 4.70 percent to 5.18 percent.

      (b) SunAmerica: The preferred stock consists of $185 million liquidation amount of 8.35% Trust Originated Preferred Securities issued by SunAmerica Capital Trust II in October 1995 and $310 million liquidation amount of 8.30% Trust Originated Preferred Securities issued by SunAmerica Capital Trust III in November 1996.

      In connection with the issuance of the 8.35% Trust Originated Preferred Securities and the related purchase by SunAmerica Inc. of the grantor trust's common securities, SunAmerica Inc. issued to the grantor trust $191 million principal amount of 8.35% junior subordinated debentures, due 2044, which are redeemable at the option of AIG on or after September 30, 2000 at a redemption price of $25 per debenture plus accrued and unpaid interest.

      In connection with the issuance of the 8.30% Trust Originated Preferred Securities and the related purchase by SunAmerica Inc. of the grantor trust's common securities, SunAmerica Inc. issued to the grantor trust $321 million principal amount of 8.30% junior subordinated debentures, due 2045, which are redeemable at the option of AIG on or after November 13, 2001 at a redemption price of $25 per debenture plus accrued and unpaid interest.

--------------------------------------------------------------------------------
Notes to Financial Statements  (CONTINUED)

10. Preferred Shareholders' Equity in Subsidiary Companies (continued)

      The interest and other payment dates on the debentures correspond to the distribution and other payment dates on the preferred and common securities. The preferred and common securities will be redeemed on a pro rata basis, to the same extent as the debentures are repaid. Under certain circumstances involving a change in law or legal interpretation, the debentures may be distributed to holders of the preferred and common securities in liquidation of the grantor trust(s). AIG's obligations under the debentures and related agreements, taken together, provide a full and unconditional guarantee of payments due on the preferred securities.

      The grantor trusts are wholly owned subsidiaries of AIG. The debentures issued to the grantor trusts and the common securities purchased by SunAmerica Inc. from the grantor trusts are eliminated in the consolidated balance sheet.

11. Capital Funds

(a) AIG parent depends on its subsidiaries for cash flow in the form of loans, advances and dividends. AIG's insurance subsidiaries are subject to regulatory restrictions on the amount of dividends which can be remitted to AIG parent. These restrictions vary by state. For example, unless permitted by the New York Superintendent of Insurance, general insurance companies domiciled in New York may not pay dividends to shareholders which in any twelve month period exceed the lesser of 10 percent of the company's statutory policyholders' surplus or 100 percent of its "adjusted net investment income", as defined. Generally, less severe restrictions applicable to both general and life insurance companies exist in most of the other states in which AIG's insurance subsidiaries are domiciled. Certain foreign jurisdictions have restrictions which generally cause only a temporary delay in the remittance of dividends. There are also various local restrictions limiting cash loans and advances to AIG by its subsidiaries. Largely as a result of the restrictions, approximately 65 percent of consolidated capital funds were restricted from immediate transfer to AIG parent at December 31, 1999.

      (b) At December 31, 1999, there were 6,000,000 shares of AIG's $5 par value serial preferred stock authorized, issuable in series.

      (c) The activity for preferred stock issued by SunAmerica Inc. prior to the merger with AIG for the year ended December 31, 1999 and the two years ended September 30, 1998 was as follows:

--------------------------------------------------------------------------------
                                            1999            1998           1997
================================================================================
Shares outstanding at
  beginning of year                    4,000,000       4,000,000      8,001,565
Redemption of Series E
  Depositary Shares                   (4,000,000)             --             --
Redemption of Series B
  Preferred Shares                            --              --     (3,514,765)
Redemption of Series C
  Preferred Shares                            --              --       (486,800)
--------------------------------------------------------------------------------
Shares outstanding at end of year             --       4,000,000      4,000,000
================================================================================

      On November 1, 1995, SunAmerica Inc. issued 4,000,000 $3.10 Depositary Shares (the "Series E Depositary Shares"), each representing one-fiftieth of a share of Series E Mandatory Conversion Premium Dividend Preferred Stock, with a liquidation preference of $62 per share. On September 22, 1998, SunAmerica Inc. announced that it would redeem all of its Series E Depositary Shares. The redemption was completed on October 30, 1998 and resulted in the issuance of 11,250,709 shares of SunAmerica Inc. common stock and cash payment of all accrued and unpaid dividends through the redemption date.

      At September 30, 1996, SunAmerica Inc. had outstanding 486,800 shares of Adjustable Rate Cumulative Preferred Stock, Series C (the "Series C Preferred Shares"), with a liquidation preference of $100 per share. On October 4, 1996, SunAmerica Inc. redeemed all of the Series C Preferred Shares for a cash payment equal to the total liquidation amount of $49 million plus accrued and unpaid dividends to the redemption date.

      In 1992, SunAmerica Inc. issued 5,620,000 shares of 9 1/4% Preferred Stock, Series B (the "Series B Preferred Shares"), with a liquidation preference of $25 per share. On June 13, 1995, SunAmerica Inc. exchanged 2,105,235 Series B Preferred Shares with a liquidation preference of $53 million for $53 million liquidation amount of 9.95% Trust Originated Preferred Securities of SunAmerica Capital Trust I. On June 16, 1997, SunAmerica Inc. redeemed all of the remaining Series B Preferred Shares for a cash payment equal to the total liquidation amount of approximately $88 million plus accrued and unpaid dividends to the redemption date.

      (d) The common stock activity for the three years ended December 31, 1999 was as follows:

------------------------------------------------------------------------------------------
                                        1999                   1998(a)                1997(a)
==========================================================================================
Shares outstanding at
  beginning of year            1,217,136,817         866,541,676         571,572,606
Acquired during the year          (2,797,287)           (974,815)         (4,657,254)
Common shares issued                      --                  --           9,122,850
Conversion of Series E
  Preferred Stock                  9,619,356                  --                  --
Conversion of PERCS
  Units                            8,642,535                  --                  --
Issued pursuant to
  Restricted Stock
  Unit Obligations                   538,649                  --                  --
Issued under stock option
  and purchase plans               6,427,942           1,556,136           1,082,647
Issued in connection with
  acquisition                             --                  --               4,391
Issued under contractual
  obligations                          7,094              37,123               1,967
Stock split effected as
  stock dividend                 327,061,951         379,536,828         308,708,094
Other (b)                        (17,509,011)        (29,560,131)        (19,293,625)
------------------------------------------------------------------------------------------
Shares outstanding at
  end of year                  1,549,128,046       1,217,136,817         866,541,676
==========================================================================================

(a) Outstanding shares have been adjusted to reflect the conversion of all outstanding SunAmerica Inc. shares by converting each outstanding share of SunAmerica Inc. to 0.855 shares of AIG.
(b) Shares issued to AIG and subsidiaries as part of stock split effected as stock dividend and conversion of SunAmerica Inc. non-transferrable Class B stock to common stock.

      Common stock increased and retained earnings decreased $818 million in 1999, $949 million in 1998 and $633 million in 1997 as a result of common stock splits in the form of 25 percent, 50 percent and 50 percent common stock dividends paid July 30, 1999, July 31, 1998 and July 25, 1997, respectively.

      (e) On November 6, 1996, SunAmerica Inc. issued 11,500,000 8 1/2% Premium Equity Redemption Cumulative Security Units (the "Units") with a stated amount of $37.50 per Unit. Each Unit consisted of a stock purchase contract (the "Contract") and a United States Treasury Note (the "Treasury Note") having a principal amount equal to the stated amount and maturing on October 31, 1999. The holders of the Units received interest on the Treasury Notes payable by the United States Government at a rate of 7 1/2% per annum and Contract fees payable at a rate of 1% per annum (both, the "Unit Payments") based upon the stated amount. The Contract obligated SunAmerica Inc. to deliver on October 31, 1999 to the holder of each Unit one and one-half shares of common stock of SunAmerica Inc., subject to adjustment under certain defined circumstances, and obligated the holder of the Unit to pay to SunAmerica Inc. $37.50 per Unit. The Treasury Notes were held by a collateral agent to secure payment to SunAmerica Inc. as required under the Contract, but could be redeemed by the holders of the Units under certain defined circumstances. SunAmerica Inc. redeemed all of its Units on December 6, 1998. In connection with this redemption, SunAmerica Inc. issued 10,108,229 shares of SunAmerica Inc. common stock and made a cash payment for all accrued and unpaid Contract fees.

      (f) Statement of Accounting Standards No. 130 "Comprehensive Income" (FASB
130) was adopted by AIG effective January 1, 1998. FASB 130 establishes standards for reporting comprehensive income and its components as part of capital funds. The reclassification adjustments with respect to available for sale securities were $122 million, $124 million and $90 million for December 31, 1999, 1998 and 1997, respectively.

12. Commitments and Contingent Liabilities

In the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.

      (a) Commitments to extend credit are agreements to lend subject to certain conditions. These commitments generally have fixed expiration dates or termination clauses and typically require payment of a fee. These commitments approximated $150 million and $92 million for December 31, 1999 and 1998, respectively. AIG uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. AIG evaluates each counterparty's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by AIG upon extension of credit, is based on management's credit evaluation of the counterparty.

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

      AIGFP, in the ordinary course of its operations and as principal, structures derivative transactions to meet the needs of investors who may be seeking to hedge certain aspects of such investors' operations. AIGFP may also enter into derivative transactions for its own account. Such derivative

--------------------------------------------------------------------------------
Notes to Financial Statements  (CONTINUED)

12. Commitments and Contingent Liabilities (continued)

transactions include interest rate, currency and equity swaps, swaptions and forward commitments. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. AIGFP typically becomes a principal in the exchange of interest payments between the parties and, therefore, may be exposed to loss, if counterparties default. Currency and equity swaps are similar to interest rate swaps, but may involve the exchange of principal amounts at the beginning and end of the transaction. Swaptions are options where the holder has the right but not the obligation to enter into a swap transaction or cancel an existing swap transaction. At December 31, 1999, the notional principal amount of the sum of the swap pays and receives approximated $413.4 billion, primarily related to interest rate swaps of approximately $281.7 billion.

      The following tables provide the contractual and notional amounts of derivatives transactions of AIGFP and AIGTG at December 31, 1999.

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

      The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at December 31, 1999 and December 31, 1998:

(in millions)
--------------------------------------------------------------------------------------------------------------------------
                                                                  Remaining Life
                                                --------------------------------------------------
                                                     One     Two Through   Six Through   After Ten       Total       Total
                                                    Year      Five Years     Ten Years       Years        1999        1998
==========================================================================================================================
Interest rate, currency and equity/commodity
  swaps and swaptions:
Notional amount:
  Interest rate swaps                           $ 83,568        $121,534      $ 69,459    $  7,121    $281,682    $255,917
  Currency swaps                                  29,163          28,396        22,038       4,076      83,673      73,894
  Swaptions and equity swaps                      11,829          23,192        10,026       2,955      48,002      15,685
--------------------------------------------------------------------------------------------------------------------------
Total                                           $124,560        $173,122      $101,523    $ 14,152    $413,357    $345,496
==========================================================================================================================

      Futures and forward contracts are contracts for delivery of foreign currencies or financial indices in which the seller/purchaser agrees to make/take delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise as a result of movements in current market prices from contracted prices and the potential inability of counterparties to meet their obligations under the contracts. At December 31, 1999, the contractual amount of AIGFP's futures and forward contracts approximated $28.5 billion.

      The following table presents AIGFP's futures and forward contracts portfolio by maturity and type of derivative at December 31, 1999 and December 31, 1998:

(in millions)
--------------------------------------------------------------------------------------------------------------------------
                                                                  Remaining Life
                                                --------------------------------------------------
                                                     One     Two Through   Six Through   After Ten       Total       Total
                                                    Year      Five Years     Ten Years       Years        1999        1998
==========================================================================================================================
Futures and forward contracts:
Exchange traded futures contracts
  contractual amount                            $  6,587              --            --          --    $  6,587    $  8,290
==========================================================================================================================
Over the counter forward contracts
  contractual amount                            $ 21,426        $    447            --          --    $ 21,873    $ 42,898
==========================================================================================================================

      These instruments involve, to varying degrees, elements of credit risk not explicitly recognized in the consolidated financial statements.

      AIGFP utilizes various credit enhancements, including collateral, credit triggers and credit derivatives to reduce the credit exposure relating to these off-balance sheet financial instruments. AIGFP requires credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties and the transaction's size and maturity. In addition, AIGFP's derivative transactions are generally documented under ISDA Master Agreements. Such agreements provide for legally enforceable set-off and close out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, AIGFP is permitted to set off its receivables from a counterparty against its payables to the same counterparty arising out of all included transactions. As a result, the net replacement value represents the net sum of estimated positive fair values after the application of such strategies, agreements and collateral held. Prior to the application of the aforementioned credit enhancements, the gross exposure to credit risk with respect to these derivative instruments was $16.90 billion at December 31, 1999. Subsequent to the application of such

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

12. Commitments and Contingent Liabilities (continued)

credit enhancements, the net exposure to credit risk or the net replacement value of all interest rate, currency, and equity swaps, swaptions and forward commitments at December 31, 1999, approximated $7.53 billion. The net replacement value for futures and forward contracts at December 31, 1999, approximated $5 million. The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss.

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

      AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At December 31, 1999 and December 31, 1998, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in millions)
---------------------------------------------------------------------------------------------------------
                                            Net Replacement Value
                                     ---------------------------------
                                     Swaps and             Futures and             Total            Total
                                     Swaptions       Forward Contracts              1999             1998
=========================================================================================================
Counterparty credit quality:
  AAA                                   $2,067                    $ --            $2,067           $2,360
  AA                                     2,837                       2             2,839            3,688
  A                                      1,573                       3             1,576            1,883
  BBB                                      997                      --               997            1,085
  Below investment grade                    55                      --                55              210
---------------------------------------------------------------------------------------------------------
Total                                   $7,529                    $  5            $7,534           $9,226
=========================================================================================================

      At December 31, 1999 and December 31, 1998, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in millions)
---------------------------------------------------------------------------------------------------------
                                            Net Replacement Value
                                     ---------------------------------
                                     Swaps and             Futures and             Total            Total
                                     Swaptions       Forward Contracts              1999             1998
=========================================================================================================
Non-U.S. banks                          $2,512                    $  3            $2,515           $2,877
Insured municipalities                     352                      --               352              784
U.S. industrials                           778                       2               780            1,125
Governmental                               180                      --               180              603
Non-U.S. financial service companies       158                      --               158              272
Non-U.S. industrials                     1,117                      --             1,117            1,145
Special purpose                            716                      --               716              423
U.S. banks                                 510                      --               510              911
U.S. financial service companies         1,112                      --             1,112              932
Supranationals                              94                      --                94              154
---------------------------------------------------------------------------------------------------------
Total                                   $7,529                    $  5            $7,534           $9,226
=========================================================================================================

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

      Commissions, transaction and other fees for the twelve months ended December 31, 1999, 1998 and 1997 from AIGFP's operations were $737 million, $550 million and $452 million, respectively.

      (d) AIGTG becomes a party to off-balance sheet financial instruments in the normal course of its business and to reduce its currency, interest rate and commodity exposures.

      The following tables provide the contractual and notional amounts of AIGTG's derivatives portfolio at December 31, 1999 and December 31, 1998. In addition, the estimated positive fair

--------------------------------------------------------------------------------
Notes to Financial Statements  (CONTINUED)

12. Commitments and Contingent Liabilities (continued)

values associated with the derivatives portfolio are also provided and include a maturity profile for the December 31, 1999 balances based upon the expected timing of the future cash flows.

      Futures and forward contracts are contracts for delivery of foreign currencies, commodities or financial indices in which the seller/purchaser agrees to make/take delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise as a result of movements in current market prices from contracted prices and the potential inability of counterparties to meet their obligations under the contracts. Options are contracts that allow the holder of the option to purchase or sell the underlying commodity, currency or index at a specified price and within, or at, a specified period of time. Risks arise as a result of movements in current market prices from contracted prices, and the potential inability of the counterparties to meet their obligations under the contracts. As a writer of options, AIGTG generally receives an option premium and then manages the risk of any unfavorable change in the value of the underlying commodity, currency or index. At December 31, 1999, the contractual amount of AIGTG's futures, forward and option contracts approximated $409.9 billion.

      The gross replacement values presented represent the sum of the estimated positive fair values of all of AIGTG's derivatives contracts at December 31, 1999 and December 31, 1998. These values do not represent the credit risk to AIGTG.

      Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss within a product category. At December 31, 1999, the net replacement value of AIGTG's futures, forward and option contracts and interest rate and currency swaps approximated $3.1 billion.

      The following tables present AIGTG's derivatives portfolio and the associated credit exposure, if applicable, by maturity and type of derivative at December 31, 1999 and December 31, 1998:

(in millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       Remaining Life
                                                       --------------------------------------------------
                                                             One   Two Through   Six Through    After Ten        Total        Total
                                                            Year    Five Years     Ten Years        Years         1999         1998
===================================================================================================================================
Contractual amount of futures, forwards and options:
  Exchange traded futures and options                  $  13,873     $   4,990     $      45    $      --    $  18,908    $  11,836
===================================================================================================================================
  Forwards                                             $ 199,533     $  18,198     $   2,697    $      --    $ 220,428    $ 282,157
===================================================================================================================================
  Over the counter purchased options                   $  51,050     $  18,327     $  13,703    $     791    $  83,871    $  58,860
===================================================================================================================================
  Over the counter sold options (a)                    $  51,737     $  18,703     $  15,157    $   1,129    $  86,726    $  58,861
===================================================================================================================================
Notional amount:
  Interest rate swaps and forward rate agreements      $  43,541     $  31,322     $   5,510    $      63    $  80,436    $ 110,791
  Currency swaps                                           2,948         4,716           695           --        8,359        7,512
  Swaptions                                                  802         6,745         2,293          156        9,996        5,766
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                  $  47,291     $  42,783     $   8,498    $     219    $  98,791    $ 124,069
===================================================================================================================================
Credit exposure:
  Futures, forwards swaptions and purchased options
   contracts and interest rate and currency swaps:
     Gross replacement value                           $   6,404     $   1,253     $     211    $      21    $   7,889    $   9,791
     Master netting arrangements                          (4,003)         (455)         (120)          (2)      (4,580)      (5,610)
     Collateral                                             (167)          (39)           (3)          --         (209)        (359)
-----------------------------------------------------------------------------------------------------------------------------------
Net replacement value (b)                              $   2,234     $     759     $      88    $      19    $   3,100    $   3,822
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

12. Commitments and Contingent Liabilities (continued)

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

      AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At December 31, 1999 and December 31, 1998, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio were as follows:

(in millions)
--------------------------------------------------------------------------------
                                                           Net Replacement Value
                                                           ---------------------
                                                              1999          1998
================================================================================
Counterparty credit quality:
  AAA                                                       $  276        $  462
  AA                                                         1,241         1,821
  A                                                          1,010         1,066
  BBB                                                          256           221
  Below investment grade                                        49            26
  Not externally rated, including
   exchange traded futures and options*                        268           226
--------------------------------------------------------------------------------
Total                                                       $3,100        $3,822
================================================================================
Counterparty breakdown by industry:
  Non-U.S. banks                                            $  926        $1,253
  U.S. industrials                                              70           381
  Governmental                                                 178           184
  Non-U.S. financial service companies                         698           406
  Non-U.S. industrials                                         176           150
  U.S. banks                                                   401           593
  U.S. financial service companies                             383           629
  Exchanges*                                                   268           226
--------------------------------------------------------------------------------
Total                                                       $3,100        $3,822
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

      Commissions, transaction and other fees for the twelve months ended December 31, 1999, 1998 and 1997 from AIGTG's operations were $227 million, $374 million and $562 million, respectively.

      AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future obligations and liabilities of AIGFP and AIGTG arising from transactions entered into by AIGFP and AIGTG.

      (e) As a component of its asset and liability management strategy, SunAmerica utilizes swap agreements to match more closely the cash flows of its assets to the cash flows of its liabilities. SunAmerica uses these swap agreements to hedge against the risk of interest rate changes. At December 31, 1999, SunAmerica's swap agreements had an aggregate notional principal amount of $2.01 billion. These agreements mature in various years through 2010.

      For investment purposes, SunAmerica has entered into various total return agreements with an aggregate notional amount of $576 million (the "notional amount") at December 31, 1999. The total return agreements effectively exchange a fixed rate of interest (the "payment amount") on the notional amount for the coupon income plus or minus the increase or decrease in the fair value of specified non-investment grade bonds (the "bonds"). SunAmerica is exposed to potential loss with respect to credit risk on the underlying non-investment grade bonds and fair value risk resulting from the payment amount and any depreciation in the aggregate fair value of the bonds below the notional amount. SunAmerica is also exposed to potential credit loss in the event of nonperformance by the investment grade rated counterparty with respect to any increase in the aggregate market value of the bonds above the notional amount. However, nonperformance is not anticipated and, therefore, no collateral is held or pledged. The agreements are marked to market and the change in market value is recognized currently in life investment income. Net amounts received (paid) are included in operating income and totaled ($12 million) for the year ended December 31, 1999 and ($34 million) and $35 million for the years ended September 30, 1998 and 1997, respectively. AIG guarantees the payment obligations of SunAmerica under such agreements.

      (f) At December 31, 1999, ILFC had committed to purchase 331 aircraft deliverable from 2000 through 2007 at an estimated aggregate purchase price of $16.4 billion and had options to purchase 83 aircraft deliverable from 2000 through 2007 at an estimated aggregate purchase price of $3.9 billion. ILFC will be required to find customers for any aircraft presently on order and any aircraft to be ordered, and it must arrange financing for portions of the purchase price of such equipment.

      (g) AIG and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. AIG does not believe that such litigation will have a material effect on its operating results and financial condition.

--------------------------------------------------------------------------------
Notes to Financial Statements  (CONTINUED)

12. Commitments and Contingent Liabilities (continued)

      AIG continues to receive claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (hereinafter collectively referred to as environmental claims) and indemnity claims asserting injuries from asbestos. Estimation of asbestos and environmental claims loss reserves is a difficult process, as these claims, which emanate from policies written in 1984 and prior years, cannot be estimated by conventional reserving techniques. Asbestos and environmental claims development is affected by factors such as inconsistent court resolutions, the broadening of the intent of policies and scope of coverage and increasing number of new claims. AIG and other industry members have and will continue to litigate the broadening judicial interpretation of policy coverage and the liability issues. If the courts continue in the future to expand the intent of the policies and the scope of the coverage, as they have in the past, additional liabilities would emerge for amounts in excess of reserves held. This emergence cannot now be reasonably estimated, but could have a material impact on AIG's future operating results. The reserves carried for these claims as at December 31, 1999 ($2.61 billion gross; $891 million net) are believed to be adequate as these reserves are based on known facts and current law.

      A summary of reserve activity, including estimates for applicable incurred but not reported losses and loss expenses, relating to asbestos and environmental claims separately and combined at December 31, 1999, 1998 and 1997 follows. The 1999 and 1998 reserve activity includes Transatlantic.

      (h) Risk Based Capital (RBC) is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. Thus, inadequately capitalized general and life insurance companies may be identified.

(in millions)
--------------------------------------------------------------------------------------------------------------------------------
                                                                      1999                   1998                     1997
                                                             -------------------     -------------------     -------------------
                                                               Gross         Net       Gross         Net       Gross         Net
================================================================================================================================
Asbestos:
Reserve for losses and loss expenses at beginning of year    $   964     $   259     $   842     $   195     $   876     $   172
Losses and loss expenses incurred                                404         101         375         111         238          69
Losses and loss expenses paid                                   (275)        (54)       (253)        (47)       (272)        (46)
--------------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year          $ 1,093     $   306     $   964     $   259     $   842     $   195
================================================================================================================================
Environmental:
Reserve for losses and loss expenses at beginning of year    $ 1,535     $   605     $ 1,467     $   592     $ 1,427     $   571
Losses and loss expenses incurred                                127          47         284         107         223          84
Losses and loss expenses paid                                   (143)        (67)       (216)        (94)       (183)        (63)
--------------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year          $ 1,519     $   585     $ 1,535     $   605     $ 1,467     $   592
================================================================================================================================
Combined:
Reserve for losses and loss expenses at beginning of year    $ 2,499     $   864     $ 2,309     $   787     $ 2,303     $   743
Losses and loss expenses incurred                                531         148         659         218         461         153
Losses and loss expenses paid                                   (418)       (121)       (469)       (141)       (455)       (109)
--------------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year          $ 2,612     $   891     $ 2,499     $   864     $ 2,309     $   787
================================================================================================================================

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

      The statutory surplus of each of AIG's domestic general and life insurance subsidiaries exceeded their RBC standards by considerable margins as of December 31, 1999.

      To the extent that any of AIG's insurance entities would fall below prescribed levels of surplus, it would be AIG's intention to infuse necessary capital to support that entity.

13. Fair Value of Financial Instruments

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

      The following methods and assumptions were used by AIG in estimating the fair value of the financial instruments presented:

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

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

      Trust deposits and deposits due to banks and other depositors: To the extent certain amounts are not demand deposits or certificates of deposit which mature in more than one year, fair values were not calculated as AIG believes it would have to expend excessive costs for the benefits derived.

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

--------------------------------------------------------------------------------
Notes to Financial Statements  (CONTINUED)

13. Fair Value of Financial Instruments (continued)

      The carrying values and fair values of AIG's financial instruments at December 31, 1999 and December 31, 1998 and the average fair values with respect to derivative positions during 1999 and 1998 were as follows:

(in millions)
-------------------------------------------------------------------------------------------------------------------------------
                                                                               1999                            1998
                                                                ------------------------------   ------------------------------
                                                                                       Average                          Average
                                                                Carrying       Fair       Fair   Carrying       Fair       Fair
                                                                   Value      Value      Value      Value      Value      Value
===============================================================================================================================
Assets:
Fixed maturities                                                 $90,144    $90,268    $    --    $79,980    $80,955    $    --
Equity securities                                                  6,714      6,714         --      6,268      6,268         --
Mortgage loans on real estate, policy and collateral loans        12,134     12,086         --     11,741     11,871         --
Securities available for sale                                     12,954     12,954     11,992     10,674     10,674      8,855
Trading securities                                                 4,391      4,391      5,438      5,668      5,668      5,682
Spot commodities                                                     683        683        536        476        476        442
Unrealized gain on interest rate and currency swaps, options
  and forward transactions                                         7,931      7,931      8,045      9,881      9,881      9,997
Trading assets                                                     5,793      5,793      5,297      6,229      6,229      6,048
Securities purchased under agreements to resell                   10,897     10,897         --      4,838      4,838         --
Other invested assets                                              9,900      9,900         --      8,692      8,692         --
Short-term investments                                             7,007      7,007         --      6,739      6,739         --
Cash                                                                 132        132         --        303        303         --
Liabilities:
Policyholders' contract deposits                                  42,549     41,266         --     33,924     33,906         --
Borrowings under obligations of guaranteed
  investment agreements                                            9,430      9,308         --      9,188     10,146         --
Securities sold under agreements to repurchase                     6,116      6,116         --      4,473      4,473         --
Trading liabilities                                                3,821      3,821      4,177      4,664      4,664      4,824
Securities and spot commodities sold but not yet purchased         6,413      6,413      6,314      4,457      4,457      5,614
Unrealized loss on interest rate and currency swaps, options
  and forward transactions                                         8,624      8,624      8,630      7,055      7,055      6,805
Trust deposits and deposits due to banks and other depositors      2,175      2,163         --      1,682      1,759         --
Commercial paper                                                   4,404      4,404         --      4,636      4,636         --
Notes, bonds, loans and mortgages payable                         19,150     18,702         --     18,086     18,527         --
===============================================================================================================================

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

14. Stock Compensation Plans

At December 31, 1999, AIG had two types of stock-based compensation plans. One was a stock option plan; the other, an employee stock purchase plan. AIG applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related Interpretations (APB 25) in accounting for its plans. Accordingly, no compensation costs have been recognized for either plan.

      Had compensation costs for these plans been determined consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Awards of Stock Based Compensation to Employees" (FASB 123), AIG's net income and earnings per share for the years ended December 31, 1999, 1998 and 1997 would have been reduced to the pro forma amounts as follows:

(in millions, except per share amounts)
--------------------------------------------------------------------------------
                                            1999         1998            1997
================================================================================
Net income:
  As reported                          $   5,055    $   4,282(a)    $   3,711(a)
  Pro forma                                5,028        4,235           3,690
Earnings per share--diluted(b):
  As reported                          $    3.23    $    2.75       $    2.40
  Pro forma                                 3.21         2.73            2.39
================================================================================

(a)   Post merger amounts.
(b) Includes SunAmerica Inc. shares which were exchanged for AIG shares at an exchange ratio of 0.855 shares of AIG common stock for each share of SunAmerica Inc. common stock for 1998 and 1997.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

14. Stock Compensation Plans (continued)

(i) Stock Option Plan: On December 19, 1991, the AIG Board of Directors adopted a 1991 employee stock option plan (the 1991 Plan), which provided that options to purchase a maximum of 12,656,250 shares of common stock could be granted to officers and other key employees at prices not less than fair market value at the date of grant. Both the 1991 Plan, and the options with respect to 316,087 shares granted thereunder on December 19, 1991, were approved by shareholders at the 1992 Annual Meeting. An amendment to the 1991 Plan, approved by shareholders at the 1997 Annual Meeting, increased the aggregate number of shares available for grant to 22,148,437 shares to assure that adequate shares are available for grant during the remaining term of the 1991 Plan. A second amendment to the 1991 Plan limits the maximum number of shares as to which stock options may be granted to any employee in any one year to 253,125 shares. At December 31, 1999, 9,499,167 shares were reserved for future grants under the amended 1991 Plan. As of March 18, 1992, no further options could be granted under the 1987 employee stock option plan (the 1987 Plan), but outstanding options granted under the 1987 Plan continue in force until exercise or expiration. At December 31, 1999, there were 11,654,856 shares reserved for issuance under these plans.

      During 1999, AIG granted options with respect to 383,000 shares which become exercisable on the fifth anniversary of the date of grant and expire 10 years from the date of grant. These options do not qualify for Incentive Stock Option Treatment under the Economic Recovery Tax Act of 1981 (ISO Treatment). The agreements with respect to all other options granted under these plans provide that 25 percent of the options granted become exercisable on the anniversary of the date of grant in each of the four years following that grant and expire 10 years from the date of the grant. As of December 31, 1999, outstanding options granted with respect to 6,694,496 shares qualified for ISO Treatment.

      As of the merger date, SunAmerica Inc. had five stock-based compensation plans pursuant to which options, restricted stock and deferred share and share unit obligations had been issued and remained outstanding. Options granted under these plans had an exercise price equal to the market price on the date of grant, had a maximum term of ten years and generally became exercisable ratably over a five-year period. Substantially all of the SunAmerica Inc. options outstanding at the merger date became fully vested on that date and were converted into options to purchase AIG common stock at the exchange ratio of
0.855 shares of AIG common stock for each share of SunAmerica Inc. common stock. No further options can be granted under the SunAmerica Inc. plans, but outstanding options so converted continue in force until exercise or expiration. At December 31, 1999, there were 16,262,634 shares of AIG common stock reserved for issuance under these plans. None of these options qualified for ISO Treatment as of December 31, 1999.

      As a result of the merger, all unvested restricted stock then outstanding and deferred share and share unit obligations with respect to 673,312 shares of AIG common stock vested. During 1999, deferred share and share unit obligations with respect to an additional 662,021 shares of AIG common stock vested and 1,335,333 shares were issued pursuant to deferred share and share unit obligations. No deferred share or share unit obligations were granted in 1999. As of December 31, 1999, deferred share and share unit obligations relating to SunAmerica Inc. representing 931,886 shares were outstanding but not yet vested.

      On September 15, 1999, the AIG Board of Directors adopted a 1999 stock option plan (the 1999 Plan), which provided that options to purchase a maximum of 10,000,000 shares of common stock could be granted to certain key employees and members of the Board of Directors at prices not less than fair market value at the date of grant. The 1999 Plan limits the maximum number of shares as to which stock options may be granted to any employee in any one year to 250,000 shares. Options granted under this Plan expire not more than 10 years from the date of the grant. Options with respect to 9,000 shares were granted to members of the Board of Directors on September 15, 1999. These options become exercisable on the first anniversary of the date of grant, expire 10 years from the date of grant and do not qualify for ISO Treatment. The Plan, and the options granted thereunder, are subject to approval by the shareholders at the 2000 Annual Meeting of Shareholders.

      In 1999, the AIG Board of Directors amended the AIG stock option plans to allow deferral of delivery of AIG shares otherwise deliverable upon the exercise of an option to a date or dates specified by the optionee upon the request of an optionee. At December 31, 1999, optionees had made valid elections to defer delivery of 506,716 shares and 389,079 shares of AIG common stock, respectively, upon exercise of options expiring during 2000 and 2001.

--------------------------------------------------------------------------------
Notes to Financial Statements  (CONTINUED)

14. Stock Compensation Plans (continued)

      Additional information with respect to AIG's plans at December 31, 1999, and changes for the three years then ended, were as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                    1999(a)                      1998                              1997
                                       ---------------------------   ---------------------------       ---------------------------
                                                          Weighted                      Weighted                          Weighted
                                                           Average                       Average                           Average
                                           Shares   Exercise Price       Shares   Exercise Price           Shares   Exercise Price
==================================================================================================================================
Shares Under Option:
Outstanding at beginning of year       29,722,330           $29.80   11,637,518           $26.12       12,132,480           $20.90
Granted                                 1,832,371            93.64    1,144,148            69.94        1,394,156            56.42
Exercised                              (3,782,244)           22.46   (1,491,089)           14.66       (1,753,727)           13.93
Forfeited                                (162,373)           47.96     (187,381)           37.49         (135,391)           27.78
----------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year             27,610,084           $34.93   11,103,196           $31.99       11,637,518           $26.12
----------------------------------------------------------------------------------------------------------------------------------
Options exercisable at year-end        23,982,312           $28.65    7,852,838           $22.70        7,927,972           $18.41
----------------------------------------------------------------------------------------------------------------------------------
Weighted average fair value per
  share of options granted                                  $39.00                        $24.54                            $20.97
==================================================================================================================================

(a) Includes those options that vested January 1, 1999 as a result of the merger of SunAmerica Inc. with and into AIG.

      In addition, at December 31, 1999, options to purchase 316,406 shares at a weighted average exercise price of $29.47 had been previously granted to AIG directors and remained outstanding.

      Information about stock options outstanding at December 31, 1999, is summarized as follows:

------------------------------------------------------------------------------------------------------------------------
                                                 Options Outstanding                           Options Exercisable
                                 ---------------------------------------------------    --------------------------------
                                                          Weighted          Weighted                            Weighted
                                      Number     Average Remaining           Average         Number              Average
Range of Exercise Prices         Outstanding      Contractual Life    Exercise Price    Exercisable       Exercise Price
========================================================================================================================
$  0.81 -  9.37                    5,573,124             3.2 years            $ 6.54      5,573,124               $ 6.54
  11.38 - 19.99                    4,594,562             3.9 years             15.27      4,594,562                15.27
  21.04 - 28.44                    3,850,823             5.7 years             23.34      3,850,823                23.34
  30.71 - 39.88                    5,071,438             7.1 years             36.71      4,711,633                36.56
  44.18 - 56.80                    4,432,785             8.5 years             55.22      3,815,149                55.01
  62.27 - 78.77                    2,265,219             8.9 years             73.45      1,437,021                75.42
  90.19 - 110.31                   1,822,133             9.7 years             93.70             --                --
------------------------------------------------------------------------------------------------------------------------
                                  27,610,084                                  $34.93     23,982,312               $28.65
========================================================================================================================

      The fair values of stock options granted during the years ended December 31, 1999, 1998 and 1997 were $71 million, $28 million and $29 million, respectively. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model.

      The following weighted average assumptions were used for grants in 1999, 1998 and 1997, respectively: dividend yields of 0.20 percent, 0.24 percent and
0.30 percent; expected volatilities of 25.0 percent, 22.0 percent and 20.0 percent; risk-free interest rates of 5.33 percent, 4.73 percent and 6.03 percent and expected terms of 7 years.

      Using the Black-Scholes option-pricing model applicable to SunAmerica Inc. for 1998 and 1997, the fair values of stock options granted by SunAmerica Inc. for such years were $49 million and $32 million, respectively.

      (ii) Employee Stock Purchase Plan: AIG's 1984 employee stock purchase plan was adopted at its 1984 shareholders' meeting and became effective as of July 1, 1984. Eligible employees could receive privileges to purchase up to an aggregate of 5,537,108 shares of AIG common stock, at a price equal to 85 percent of the fair market value on the date of grant of the purchase privilege. Purchase privileges were granted annually and were limited to the number of whole shares that could be purchased by an amount equal to 5 percent of an employee's annual salary or $5,500, whichever was less.

      AIG's 1996 employee stock purchase plan was adopted at its 1996 shareholders' meeting and became effective as of July 1, 1996, replacing the 1984 plan. Eligible employees may receive privileges to purchase up to an aggregate of 2,812,500 shares of AIG common stock, at a price equal to 85 percent of the fair market value on the date of the grant of the purchase privilege. Purchase privileges are granted annually and are limited to the number of whole shares that can be purchased by an

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

amount equal to 5 percent of an employee's annual salary or $5,500, whichever is less. Beginning with the January 1, 1998 subscription, the maximum allowable purchase limitation increased to 10 percent of an employee's annual salary or $10,000 per year, whichever is less, and the eligibility requirement was reduced from two years to one year. In all other respects, the 1996 plan is identical to the 1984 plan.

      There were 130,010 shares issued under the 1984 plan at a weighted average price of $28.14 for the year ended December 31, 1997. There were 595,286 shares, 425,523 shares and 275,783 shares issued under the 1996 plan at weighted average prices of $57.36, $43.11 and $30.81 for the years ended December 31, 1999, 1998 and 1997, respectively. The excess or deficit of the proceeds over the par value or cost of the common stock issued under these plans was credited or charged to additional paid-in capital.

      As of December 31, 1999, there were 495,827 shares of common stock subscribed to at a weighted average price of $77.49 per share pursuant to grants of privileges under the 1996 plan. There were 1,020,078 shares available for the grant of future purchase privileges under the 1996 plan at December 31, 1999.

      The fair values of purchase privileges granted during the years ended December 31, 1999, 1998 and 1997 were $13 million, $10 million and $4 million, respectively. The weighted average fair values per share of those purchase rights granted in 1999, 1998 and 1997 were $21.06, $15.46 and $10.68, respectively. The fair value of each purchase right is estimated on the date of the subscription using the Black-Scholes model.

      The following weighted average assumptions were used for grants in 1999, 1998 and 1997, respectively: dividend yields of 0.20 percent, 0.24 percent and
0.30 percent; expected volatilities of 34.0 percent, 33.0 percent and 26.0 percent; risk-free interest rates of 5.33 percent, 5.26 percent and 5.81 percent; and expected terms of 1 year.

      During 1999, there were 28,385 shares of AIG common stock issued under the SunAmerica Inc. employee stock purchase plan at a weighted average price of $48.90. There are no further shares available for grant under this plan.

15. Employee Benefits

(a) Employees of AIG, its subsidiaries and certain affiliated companies, including employees in foreign countries, are generally covered under various funded and insured pension plans. Eligibility for participation in the various plans is based on either completion of a specified period of continuous service or date of hire, subject to age limitation.

      AIG's U.S. retirement plan is a qualified, noncontributory, defined benefit plan. All qualified employees, other than those of SunAmerica and 21st Century, who have attained age 21 and completed twelve months of continuous service are eligible to participate in this plan. An employee with 5 or more years of service is entitled to pension benefits beginning at normal retirement at age 65. Benefits are based upon a percentage of average final compensation multiplied by years of credited service limited to 44 years of credited service. The average final compensation is subject to certain limitations. Annual funding requirements are determined based on the "projected unit credit" cost method which attributes a pro rata portion of the total projected benefit payable at normal retirement to each year of credited service.

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

      AIG's U.S. postretirement medical and life insurance benefits are based upon the employee electing immediate retirement and having a minimum of ten years of service. Retirees and their dependents who were age 65 by May 1, 1989 participate in the medical plan at no cost. Employees who retired after May 1, 1989 and on or prior to January 1, 1993 pay the active employee premium if under age 65 and 50 percent of the active employee premium if over age 65. Retiree contributions are subject to adjustment annually. Other cost sharing features of the medical plan include deductibles, coinsurance and Medicare coordination and a lifetime maximum benefit of $1.5 million. The lifetime maximum benefit of the medical plan was increased to $2.0 million effective January 1, 2000. The maximum life insurance benefit prior to age 70 is $32,500, with a maximum of $25,000 thereafter.

      Effective January 1, 1993, both plans' provisions were amended. Employees who retire after January 1, 1993 are required to pay the actual cost of the medical benefits premium reduced by a credit which is based upon age and years of service at retirement. The life insurance benefit varies by age at retirement from $5,000 for retirement at ages 55 through 59; $10,000 for retirement at ages 60 through 64 and $15,000 for retirement at ages 65 and over.

      (b) AIG sponsors a voluntary savings plan for domestic employees (a 401(k) plan), which, during the three years ended December 31, 1999, provided for salary reduction contributions by employees and matching contributions by AIG of up to 6 percent of annual salary depending on the employees' years of service.

      (c) SunAmerica sponsors a voluntary savings plan for its employees (the "SunAmerica 401(k) plan"), which, during the three years ended December 31, 1999, provided for salary reduction contributions by qualifying employees and matching contributions by SunAmerica of up to 4 percent of qualifying employees' annual salaries. Under an Executive Savings Plan, designated SunAmerica executives also could defer up to 90 percent of cash compensation during the three years ended December 31, 1999, and SunAmerica matched 4 percent of the participants' base salaries deferred.

      (d) AIG has certain benefits provided to former or inactive employees who are not retirees. Certain of these benefits are insured and expensed currently; other expenses are provided for currently. Such uninsured expenses include long and short-term disability medical and life insurance continuation, short-term disability income continuation and COBRA medical subsidies. The provision for these benefits at December 31, 1999 was $6 million. The incremental expense was insignificant.

      The following table sets forth the change in benefit obligation, change in plan assets and weighted average assumptions associated with various pension plan and postretirement benefits. The amounts are recognized in the accompanying consolidated balance sheet as of December 31, 1999 and 1998:

(in millions)
-------------------------------------------------------------------------------------------------------------------------
                                                             Pension Benefits                     Other Benefits
                                                    --------------------------------    ---------------------------------
                                                    Non-U.S.       U.S.                 Non-U.S.         U.S.
1999                                                  Plans       Plans        Total       Plans        Plans       Total
=========================================================================================================================
Change in benefit obligation:
Benefit obligation at beginning of year               $ 427       $ 499        $ 926       $   7        $  78       $  85
  Service cost                                           36          40           76           1            3           4
  Interest cost                                          17          35           52          --            5           5
  Participant contributions                               5          --            5          --           --          --
  Prior service costs                                    (3)         --           (3)         --           --          --
  Actuarial gain                                        (22)        (92)        (114)         --          (16)        (16)
  Benefits paid                                         (22)        (10)         (32)         --           (4)         (4)
  Effect of foreign currency fluctuation                 37          --           37          --           --          --
-------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                     $ 475       $ 472        $ 947       $   8        $  66       $  74
=========================================================================================================================

Change in plan assets:
  Fair value of plan assets at beginning of year      $ 208       $ 399        $ 607         $--          $--         $--
  Asset adjustment                                       --          (1)          (1)         --           --          --
  Actual return on plan assets net of expenses           66          38          104          --           --          --
  Employer contributions                                 28          10           38          --            4           4
  Participant contributions                               5          --            5          --           --          --
  Benefits paid                                         (22)        (10)         (32)         --           (4)         (4)
  Effect of foreign currency fluctuation                 15          --           15          --           --          --
-------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year*             $ 300       $ 436        $ 736         $--          $--         $--
=========================================================================================================================

Reconciliation of funded status:
  Funded status                                       $(176)      $ (36)       $(212)      $  (8)       $ (66)      $ (74)
  Unrecognized actuarial (gain)/loss                      7        (100)         (93)         --            1           1
  Unrecognized transition obligation                     12           6           18          --           --          --
  Unrecognized prior service cost                         9          19           28          --          (20)        (20)
-------------------------------------------------------------------------------------------------------------------------
Net amount recognized at year end                     $(148)      $(111)       $(259)      $  (8)       $ (85)      $ (93)
=========================================================================================================================
Amounts recognized in the statement of
  financial position consist of:
  Prepaid benefit cost                                $   3       $  --        $   3         $--          $--         $--
  Accrued benefit liability                            (184)       (114)        (298)         (8)         (85)        (93)
  Intangible asset                                       33           3           36          --           --          --
-------------------------------------------------------------------------------------------------------------------------
Net amount recognized at year end                     $(148)      $(111)       $(259)      $  (8)       $ (85)      $ (93)
=========================================================================================================================
Weighted-average assumptions as of December 31,
Discount rate                                      3.0-10.0%        8.0%                7.0-7.75%         8.0%
Expected return on plan assets                     3.5-13.0         9.0                      N/A          N/A
Rate of compensation increase                       2.0-8.0         5.6                      N/A          N/A
=========================================================================================================================

For measurement purposes, a 9.0 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 1999. The rate was assumed to decrease to 5.0 percent for 2007 and remain at that level thereafter.
* Plan assets are invested primarily in fixed-income securities and listed stocks.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

15. Employee Benefits (continued)

(in millions)
-------------------------------------------------------------------------------------------------------------------------
                                                             Pension Benefits                     Other Benefits
                                                    --------------------------------    ---------------------------------
                                                    Non-U.S.       U.S.                 Non-U.S.         U.S.
1998                                                  Plans       Plans        Total       Plans        Plans       Total
=========================================================================================================================
Change in benefit obligation:
  Benefit obligation at beginning of year             $ 330       $ 363        $ 693       $  19        $  70       $  89
  Acquisitions(a)                                        --          49           49          --            1           1
  Service cost                                           32          33           65           1            2           3
  Interest cost                                          16          29           45          --            5           5
  Participant contributions                               4          --            4          --           --          --
  Actuarial (gain)/loss                                  21          33           54         (13)           5          (8)
  Benefits paid                                         (18)         (8)         (26)         --           (5)         (5)
  Effect of foreign currency fluctuation                 42          --           42          --           --          --
-------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                     $ 427       $ 499        $ 926       $   7        $  78       $  85
=========================================================================================================================
Change in plan assets:
  Fair value of plan assets at beginning of year      $ 160       $ 297        $ 457         $--          $--         $--
  Acquisitions(a)                                        --          37           37          --           --          --
  Actual return on plan assets net of expenses           20          55           75          --           --          --
  Employer contributions                                 24          18           42          --            5           5
  Participant contributions                               4          --            4          --           --          --
  Benefits paid                                         (18)         (8)         (26)         --           (5)         (5)
  Effect of foreign currency fluctuation                 18          --           18          --           --          --
-------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year(b)           $ 208       $ 399        $ 607         $--          $--         $--
=========================================================================================================================
Reconciliation of funded status:
Funded status                                         $(219)      $(100)       $(319)      $  (7)       $ (78)      $ (85)
Unrecognized actuarial (gain)/loss                       80          (4)          76          --           16          16
Unrecognized transition (asset)/obligation               13           7           20          --           --          --
Unrecognized prior service cost                          13          21           34          --          (21)        (21)
-------------------------------------------------------------------------------------------------------------------------
Net amount recognized at year end                     $(113)      $ (76)       $(189)      $  (7)       $ (83)      $ (90)
=========================================================================================================================
Amounts recognized in the statement of
  financial position consist of:
  Prepaid benefit cost                                $   4       $  --        $   4         $--          $--         $--
  Accrued benefit liability                            (175)        (83)        (258)         (7)         (83)        (90)
  Intangible asset                                       58           7           65          --           --          --
-------------------------------------------------------------------------------------------------------------------------
Net amount recognized at year end                     $(113)      $ (76)       $(189)      $  (7)       $ (83)      $ (90)
=========================================================================================================================
Weighted-average assumptions as of December 31
Discount rate                                      3.0-10.0%       6.75%                6.25-7.0%        6.75%
Expected return on plan assets                     3.5-13.0         8.5                      N/A          N/A
Rate of compensation increase                      2.0-10.0         5.0                      N/A          N/A
=========================================================================================================================

For measurement purposes, a 7.5 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 1998. The rate was assumed to decrease gradually to 5.5 percent for 2000 and remain at that level thereafter.
(a) Acquisitions include the opening balances with respect to Transatlantic and 21st Century. Transatlantic's domestic employees are and have been covered by AIG's plans.
(b) Plan assets are invested primarily in fixed-income securities and listed stocks.

--------------------------------------------------------------------------------
Notes to Financial Statements (CONTINUED)

15. Employee Benefits (continued)

      The net benefit cost for the years ended December 31, 1999, 1998, and 1997 included the following components:

(in millions)
-----------------------------------------------------------------------------------------------------------------
                                                           Pension Benefits                 Other Benefits
                                                   -----------------------------   ------------------------------
                                                   Non-U.S.       U.S.             Non-U.S.       U.S.
1999                                                 Plans      Plans      Total      Plans      Plans      Total
=================================================================================================================
1999
Components of net period benefit cost:
  Service cost                                        $ 36       $ 40       $ 76       $  1       $  3       $  4
  Interest cost                                         17         35         52         --          5          5
  Expected return on assets                            (10)       (35)       (45)        --         --         --
  Amortization of prior service cost                     3          2          5         --         (1)        (1)
  Amortization of transitional liability                 2          2          4         --         --         --
  Recognized actuarial loss                              3          1          4         --         --         --
-----------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                             $ 51       $ 45       $ 96       $  1       $  7       $  8
=================================================================================================================
1998
Components of net period benefit cost:
  Service cost                                        $ 32       $ 33       $ 65       $  1       $  2       $  3
  Interest cost                                         16         29         45          1          5          6
  Expected return on assets                             (9)       (29)       (38)        --         --         --
  Amortization of prior service cost                     2          2          4         --         (1)        (1)
  Amortization of transitional (asset)/liability         2          1          3         (1)        --         (1)
  Recognized actuarial loss                              3          1          4         --         --         --
-----------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                             $ 46       $ 37       $ 83       $  1       $  6       $  7
=================================================================================================================
1997
Components of net period benefit cost:
  Service cost                                        $ 21       $ 23       $ 44       $  1       $  2       $  3
  Interest cost                                         13         21         34          1          4          5
  Expected return on assets                             (9)       (20)       (29)        --         --         --
  Amortization of prior service cost                     2          2          4         --         (1)        (1)
  Amortization of transitional liability                 2          2          4         --         --         --
  Recognized actuarial loss                              2         --          2         --         --         --
-----------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                             $ 31       $ 28       $ 59       $  2       $  5       $  7
=================================================================================================================

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $291 million, $251 million and $54 million, respectively, as of December 31, 1999 and $460 million, $394 million and $196 million as of December 31, 1998.

      On December 31, 1998, AIG amended its retirement and postretirement healthcare plan to provide increased benefits to certain employees who retire prior to age 65. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

(in millions)
--------------------------------------------------------------------------------
                                              1-Percentage         1-Percentage
                                            Point Increase       Point Decrease
================================================================================
Effect on total of service and interest
  cost components                                       $1                  $--
Effect on postretirement benefit
  obligation                                             2                   (2)
================================================================================

--------------------------------------------------------------------------------
Notes to Financial Statements (CONTINUED)

                             American International Group, Inc. and Subsidiaries

16. Leases

(a) AIG and its subsidiaries occupy leased space in many locations under various long-term leases and have entered into various leases covering the long-term use of data processing equipment.

      At December 31, 1999, the future minimum lease payments under operating leases were as follows:

(in millions)
================================================================================
2000                                                                      $  303
2001                                                                         236
2002                                                                         175
2003                                                                         157
2004                                                                         141
Remaining years after 2004                                                   500
--------------------------------------------------------------------------------
Total                                                                     $1,512
================================================================================

      Rent expense approximated $318 million, $287 million and $252 million for the years ended December 31, 1999, 1998 and 1997 respectively.

      (b) Minimum future rental income on noncancelable operating leases of flight equipment which have been delivered at December 31, 1999 was as follows:

(in millions)
================================================================================
2000                                                                      $1,663
2001                                                                       1,554
2002                                                                       1,385
2003                                                                       1,162
2004                                                                         940
Remaining years after 2004                                                 1,700
--------------------------------------------------------------------------------
Total                                                                     $8,404
================================================================================

      Flight equipment is leased, under operating leases, with remaining terms ranging from one to 12 years.

17. Ownership and Transactions with Related Parties

(a) Ownership: The directors and officers of AIG, the directors and holders of common stock of C.V. Starr & Co., Inc. (Starr), a private holding company, The Starr Foundation, Starr International Company, Inc. (SICO), a private holding company, and Starr own or otherwise control approximately 25 percent of the voting stock of AIG. Six directors of AIG also serve as directors of Starr and SICO.

      (b) Transactions with Related Parties: During the ordinary course of business, AIG and its subsidiaries pay commissions to Starr and its subsidiaries for the production and management of insurance business. There are no significant receivables from/payables to related parties at December 31, 1999. Net commission payments to Starr aggregated approximately $45 million in 1999 and $46 million in 1998 and 1997, from which Starr is required to pay commissions due originating brokers and its operating expenses. AIG also received approximately $11 million in 1999, $13 million in 1998 and $14 million in 1997 from Starr and paid approximately $42,000 in 1999, $37,000 in 1998 and $35,000 in 1997 to Starr in rental fees. AIG also received approximately $1 million in 1999, 1998 and 1997 from SICO and paid approximately $1 million in each of the years 1999, 1998 and 1997 to SICO as reimbursement for services rendered at cost. AIG also paid to SICO $4 million in 1999, 1998 and 1997 in rental fees.

18. Segment Information

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

      AIG's three principal overseas life operations are ALICO, AIA and Nan Shan. ALICO is incorporated in Delaware and all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in approximately 50 countries located in Europe, Africa, Latin America, the Caribbean, the Middle East, and the Far East, with Japan being the largest territory. AIA operates primarily in Hong Kong, Singapore, Malaysia and Thailand. Nan Shan operates in Taiwan. AIG's domestic life operations are comprised of two separate operations, AIG's domestic life companies and the life insurance subsidiaries of SunAmerica.

--------------------------------------------------------------------------------
Notes to Financial Statements (CONTINUED)

18. Segment Information (continued)

Both of these operations sell primarily financial and investment type products.

      Financial Services - AIG's financial services subsidiaries engage in diversified financial products and services including premium financing, banking services and consumer finance services.

      ILFC engages primarily in the acquisition of new and used commercial jet aircraft and the leasing and remarketing of such aircraft to airlines around the world.

      AIGFP structures financial transactions, including long-dated interest rate and currency swaps and structured borrowings through notes, bonds and guaranteed investment agreements.

      AIGTG engages in various commodities trading, foreign exchange trading, interest rate swaps and market making activities.

      Asset Management - AIG's asset management operations offer a wide variety of investment vehicles and services, including variable annuities, mutual funds and investment asset management. Such products and services are offered to individuals and institutions both domestically and internationally.

      AIG's three principal asset management operations are SAAMCo, Global Investment and Cap Partners. SAAMCo develops and sells variable annuities and other investment products, sells and manages mutual funds and provides financial services. Global Investment manages invested assets of institutions, including insurance companies and pension funds, and provides custodial services. Cap Partners organizes, and manages the invested assets of institutional investment funds and may also invest in such funds. Each of these subsidiary operations receives fees for investment products and services provided.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

18. Segment Information (continued)

      (b) The following table summarizes the operations by major operating segment for the years ended December 31, 1999, 1998 and 1997:

                                                                    Operating Segments-1999
                                     --------------------------------------------------------------------------------------
                                       General           Life       Financial         Asset
(in millions)                        Insurance      Insurance        Services     Management          Other(a) Consolidated
===========================================================================================================================
Revenues (b)                         $  18,356      $  18,000       $   3,340      $     985      $     (25)      $  40,656
Interest revenue                            --             --           1,381             84             --           1,465
Interest expense                             8            159           2,042              5             37           2,251
Realized capital gains (losses)            295           (148)             --             --            (25)            122
Operating income (loss) before
  minority interest                      3,481          2,858           1,081            314           (222)          7,512
Income taxes (benefit)                     831            961             388            103            (64)          2,219
Depreciation expense                       134             92             743              5             97           1,071
Capital expenditures                       215            212           3,453             35            117           4,032
Identifiable assets                     76,725        128,697          66,567          1,132         (4,883)        268,238
===========================================================================================================================

                                                                    Operating Segments-1998
                                     --------------------------------------------------------------------------------------
                                       General           Life       Financial         Asset
(in millions)                        Insurance      Insurance        Services     Management          Other(a) Consolidated
===========================================================================================================================
Revenues (b)                         $  16,495      $  15,420       $   3,044      $     707      $      50       $  35,716
Interest revenue                            --             --           1,203             63             --           1,266
Interest expense                             7            184           1,835             14             36           2,076
Realized capital gains (losses)            205            (74)             --             --             (7)            124
Operating income (loss) before
  minority interest                      2,928          2,373             869            191            (84)          6,277
Income taxes                               646            728             297             45             69           1,785
Equity in income of minority-owned
  insurance operations                      57             --              --             --             --              57
Depreciation expense                       109             82             662              4             95             952
Capital expenditures                       220            277           3,233             33            142           3,905
Identifiable assets                     73,226        103,611          59,198            915         (3,274)        233,676
===========================================================================================================================

                                                                    Operating Segments-1997
                                     --------------------------------------------------------------------------------------
                                       General           Life       Financial         Asset
(in millions)                        Insurance      Insurance        Services     Management          Other(a) Consolidated
===========================================================================================================================
Revenues (b)                         $  14,403      $  14,468       $   3,042      $     555      $      85       $  32,553
Interest revenue                            --             --             992             55             --           1,047
Interest expense                             2            135           1,682             17             34           1,870
Realized capital gains (losses)            128             (9)             --             --            (29)             90
Operating income (loss) before
  minority interest                      2,472          2,048             671            127             (8)          5,310
Income taxes                               514            625             244             48             94           1,525
Equity in income of minority-owned
  insurance operations                     114             --              --             --             --             114
Depreciation expense                        89             67             650              5             74             885
Capital expenditures                       166            346           3,515              4            174           4,205
Identifiable assets                     62,386         87,747          51,110            646         (2,275)        199,614
===========================================================================================================================

(a) Includes AIG Parent and other operations which are not required to be reported separately, other income (deductions)-net and adjustments and eliminations.

(b) Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transaction and other fees, asset management commissions and other fees, equity in income of minority-owned insurance operations and realized capital gains (losses).

--------------------------------------------------------------------------------
Notes to Financial Statements (CONTINUED)

18. Segment Information (continued)

      (c) The following table summarizes AIG's general insurance operations by major internal reporting group for the years ended December 31, 1999, 1998 and 1997:

                                                                      General Insurance-1999
                                                      ------------------------------------------------
                                                       Domestic                                  Total
                                                      Brokerage      Foreign                   General
(in millions)                                             Group      General       Other(a)  Insurance
======================================================================================================
Net premiums written                                    $ 8,119      $ 5,546      $ 2,559      $16,224
Net premiums earned                                       7,608        5,461        2,475       15,544
Losses & loss expenses incurred                           6,490        3,519        1,729       11,738
Underwriting expenses                                     1,060        1,632          445        3,137
Adjusted underwriting profit (b)                             58          310          301          669
Net investment income                                     1,738          522          257        2,517
Operating income before realized capital gains (c)        1,796          832          558        3,186
Depreciation expense                                         39           73           22          134
Capital expenditures                                         79           80           56          215
Identifiable assets                                      54,007       18,588        4,130       76,725
======================================================================================================

                                                                     General Insurance-1998
                                                      ------------------------------------------------
                                                       Domestic                                  Total
                                                      Brokerage      Foreign                   General
(in millions)                                             Group      General       Other(a)  Insurance
======================================================================================================
Net premiums written                                    $ 8,002      $ 4,799      $ 1,785      $14,586
Net premiums earned                                       7,814        4,627        1,657       14,098
Losses & loss expenses incurred                           6,862        2,678        1,117       10,657
Underwriting expenses                                     1,169        1,427          314        2,910
Adjusted underwriting profit (loss) (b)                    (217)         522          226          531
Net investment income                                     1,570          438          184        2,192
Operating income before realized capital gains (c)        1,353          960          410        2,723
Equity in income of minority-owned insurance operations      57           --           --           57
Depreciation expense                                         34           63           12          109
Capital expenditures                                         66          110           44          220
Identifiable assets                                      53,844       16,060        3,322       73,226
======================================================================================================

                                                                    General Insurance-1997
                                                      ------------------------------------------------
                                                       Domestic                                  Total
                                                      Brokerage      Foreign                   General
(in millions)                                             Group      General       Other(a)  Insurance
======================================================================================================
Net premiums written                                    $ 7,885      $ 4,370      $ 1,153      $13,408
Net premiums earned                                       7,207        4,069        1,145       12,421
Losses & loss expenses incurred                           6,268        2,304          784        9,356
Underwriting expenses                                     1,080        1,268          227        2,575
Adjusted underwriting profit (loss) (b)                    (141)         497          134          490
Net investment income                                     1,356          369          129        1,854
Operating income before realized capital gains (c)        1,215          866          263        2,344
Equity in income of minority-owned insurance operations     114           --           --          114
Depreciation expense                                         27           57            5           89
Capital expenditures                                         61           94           11          166
Identifiable assets                                      46,548       13,405        2,433       62,386
======================================================================================================

(a) Includes other operations which are not required to be reported separately and adjustments and eliminations.
(b) Adjusted underwriting profit (loss) represents statutory underwriting profit or loss adjusted primarily for changes in deferred acquisition costs.
(c) Realized capital gains are not deemed to be an integral part of AIG's general insurance operations' internal reporting groups.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

18. Segment Information (continued)

      (d) The following table summarizes AIG's life insurance operations by major reporting group for the years ended December 31, 1999, 1998 and 1997:

                                                                                 Life Insurance-1999
                                                        ----------------------------------------------------------------
                                                                           AIA                                     Total
                                                                           and      Domestic                        Life
(in millions)                                              ALICO      Nan Shan          Life         Other(a)  Insurance
========================================================================================================================
Premium income                                          $  3,714      $  7,014      $    947      $    267      $ 11,942
Net investment income                                      1,222         1,357         3,497           130         6,206
Operating income before realized capital gains (b)           680         1,200         1,062            64         3,006
Depreciation expense                                          41            30            15             6            92
Capital expenditures                                          62            92            39            19           212
Identifiable assets                                       26,294        28,310        72,358         1,735       128,697
========================================================================================================================

                                                                               Life Insurance-1998
                                                        ----------------------------------------------------------------
                                                                           AIA                                     Total
                                                                           and      Domestic                        Life
(in millions)                                              ALICO      Nan Shan          Life         Other(a)  Insurance
========================================================================================================================
Premium income                                          $  3,212      $  6,052      $    784      $    245      $ 10,293
Net investment income                                      1,019         1,189         2,889           104         5,201
Operating income before realized capital gains (b)           576         1,040           782            49         2,447
Depreciation expense                                          31            25            21             5            82
Capital expenditures                                         201            64             1            11           277
Identifiable assets                                       23,495        23,860        54,869         1,387       103,611
========================================================================================================================

                                                                               Life Insurance-1997
                                                        ----------------------------------------------------------------
                                                                           AIA                                     Total
                                                                           and      Domestic                        Life
(in millions)                                              ALICO      Nan Shan          Life         Other(a)  Insurance
========================================================================================================================
Premium income                                          $  2,811      $  6,278      $    583      $    284      $  9,956
Net investment income                                        754         1,188         2,464           115         4,521
Operating income before realized capital gains (b)           461           895           632            69         2,057
Depreciation expense                                          24            25            13             5            67
Capital expenditures                                         197           132             1            16           346
Identifiable assets                                       16,745        20,003        49,729         1,270        87,747
========================================================================================================================

(a) Includes other operations which are not required to be reported separately and adjustments and eliminations.
(b) Realized capital gains are not deemed to be an integral part of AIG's life insurance operations' internal reporting groups.

--------------------------------------------------------------------------------
Notes to Financial Statements (CONTINUED)

18.  Segment Information (continued)

      (e) The following table summarizes AIG's financial services operations by major reporting group for the years ended December 31, 1999, 1998 and 1997:

                                                                             Financial Services-1999
                                                        ----------------------------------------------------------------
                                                                                                                   Total
                                                                                                               Financial
(in millions)                                               ILFC         AIGFP(a)      AIGTG         Other(b)   Services
========================================================================================================================
Commissions, transaction and other fees (c)             $  2,194      $    737      $    227      $    182      $  3,340
Interest revenue                                              30         1,066            50           235         1,381
Interest expense                                             732         1,189            27            94         2,042
Operating income (loss)                                      590           482           109          (100)        1,081
Depreciation expense                                         664             6            10            63           743
Capital expenditures                                       3,366            11            11            65         3,453
Identifiable assets                                       17,854        33,965         9,960         4,788        66,567
========================================================================================================================

                                                                            Financial Services-1998
                                                        ----------------------------------------------------------------
                                                                                                                   Total
                                                                                                               Financial
(in millions)                                               ILFC         AIGFP(a)      AIGTG         Other(b)   Services
========================================================================================================================
Commissions, transaction and other fees (c)             $  2,002      $    550      $    374      $    118      $  3,044
Interest revenue                                              49           941            74           139         1,203
Interest expense                                             694           997            59            85         1,835
Operating income (loss)                                      496           323           123           (73)          869
Depreciation expense                                         581             6             8            67           662
Capital expenditures                                       3,160             3            13            57         3,233
Identifiable assets                                       16,846        28,080        10,526         3,746        59,198
========================================================================================================================

                                                                             Financial Services-1997
                                                        ----------------------------------------------------------------
                                                                                                                   Total
                                                                                                               Financial
(in millions)                                               ILFC         AIGFP(a)      AIGTG         Other(b)   Services
========================================================================================================================
Commissions, transaction and other fees (c)             $  1,857      $    452      $    562      $    171      $  3,042
Interest revenue                                              41           768            88            95           992
Interest expense                                             691           857            42            92         1,682
Operating income (loss)                                      382           241           127           (79)          671
Depreciation expense                                         576             7             6            61           650
Capital expenditures                                       3,436             5             9            65         3,515
Identifiable assets                                       15,028        22,941        10,017         3,124        51,110
========================================================================================================================

(a) AIGFP's interest revenue and interest expense are reported as net revenues.
(b) Includes other operations which are not required to be reported separately and adjustments and eliminations.
(c) Commissions, transaction and other fees are the sum of the net gain or loss of trading activities, the net change in unrealized gain or loss, the net interest revenues from forward rate agreements and interest rate swaps, and where applicable, management and incentive fees from asset management activities.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

18. Segment Information (CONTINUED)

      (f) A substantial portion of AIG's operations is conducted in countries other than the United States and Canada. The following table summarizes AIG's operations by major geographic segment. Allocations have been made on the basis of the location of operations and assets.

                                                                                                Geographic Segments-1999
                                                                                    -----------------------------------------------
                                                                                                                Other
(in millions)                                                                       Domestic(a)  Far East     Foreign  Consolidated
===================================================================================================================================
Revenues (b)                                                                          $20,345     $13,242     $ 7,069       $40,656
Real estate and other fixed assets, net of accumulated depreciation                     1,172       1,006         755         2,933
Flight equipment primarily under operating leases, net of accumulated depreciation     17,334          --          --        17,334
===================================================================================================================================

                                                                                                  Geographic Segments-1998
                                                                                    -----------------------------------------------
                                                                                                                Other
(in millions)                                                                       Domestic(a)  Far East     Foreign  Consolidated
===================================================================================================================================
Revenues (b)                                                                          $18,238     $10,571     $ 6,907       $35,716
Real estate and other fixed assets, net of accumulated depreciation                     1,062         895         781         2,738
Flight equipment primarily under operating leases, net of accumulated depreciation     16,330          --          --        16,330
===================================================================================================================================

                                                                                                 Geographic Segments-1997
                                                                                    -----------------------------------------------
                                                                                                                Other
(in millions)                                                                       Domestic(a)  Far East     Foreign  Consolidated
===================================================================================================================================
Revenues (b)                                                                          $16,092     $11,671     $ 4,790       $32,553
Real estate and other fixed assets, net of accumulated depreciation                       949         779         696         2,424
Flight equipment primarily under operating leases, net of accumulated depreciation     14,438          --          --        14,438
===================================================================================================================================

(a)   Including general insurance operations in Canada.
(b) Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transaction and other fees, asset management commissions and other fees, equity in income of minority-owned insurance operations and realized capital gains (losses).

--------------------------------------------------------------------------------
Notes to Financial Statements  (CONTINUED)

19. Summary of Quarterly Financial Information - Unaudited

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 1999 and 1998 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown.

                                                                               Three Months Ended
                                          --------------------------------------------------------------------------------
                                               March 31,            June 30,           September 30,          December 31,
                                          -----------------   -----------------   -----------------      -----------------
(in millions, except per share amounts)      1999      1998      1999      1998      1999      1998(a)      1999      1998(a)
==========================================================================================================================
Revenues                                  $ 9,825   $ 8,277   $10,195   $ 8,740   $ 9,638   $ 9,039      $10,998   $ 9,660
Net income                                  1,199     1,010     1,277     1,076     1,267     1,076        1,312     1,120
==========================================================================================================================
Net income per common share:
  Basic                                   $  0.77   $  0.66   $  0.83   $  0.71   $  0.82   $  0.71      $  0.85   $  0.73
  Diluted                                    0.77      0.65      0.81      0.69      0.81      0.69         0.84      0.72
Average shares outstanding:
  Basic                                     1,548     1,517     1,549     1,518     1,548     1,519        1,549     1,519
  Diluted                                   1,568     1,556     1,569     1,557     1,568     1,553        1,568     1,552
==========================================================================================================================

(a)   Including the operations of Transatlantic and 21st Century.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure within the twenty-four months ending December 31, 1999.

PART III
================================================================================

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

PART IV
================================================================================

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

            2.    Exhibits.

                  2--Plan of Acquisition, Reorganization, Arrangement,
                     Liquidation or Succession.

                  3--Articles of Incorporation and By-Laws.

                  4--Instruments Defining the Rights of Security Holders.

                  10--Material Contracts.

                  11--Computation of Earnings Per Share for the Years Ended
                     December 31, 1999, 1998, 1997, 1996 and 1995.

                  12--Computation of Ratios of Earnings to Fixed Charges for the
                     Years Ended December 31, 1999, 1998, 1997, 1996 and 1995.

                  21--Subsidiaries of Registrant.

                  23--Consent of PricewaterhouseCoopers LLP.

                  24--Power of Attorney.

                  27--Financial Data Schedule.

                  99--Undertakings.

      (b)   Reports on Form 8-K.

      There have been no reports on Form 8-K filed during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the issuer has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York, on the 30th day of March, 2000.

                                              AMERICAN INTERNATIONAL GROUP, INC.

                                              By        /s/ M.R. GREENBERG
                                                 -------------------------------
                                                    (M.R. Greenberg, Chairman)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on the 30th day of March, 2000 and each of the undersigned persons, in any capacity, hereby severally constitutes M.R. Greenberg, Edward E. Matthews and Howard I. Smith and each of them, singularly, his true and lawful attorney with full power to them and each of them to sign for him, and in his name and in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto.

         Signature                                           Title
         ---------                                           -----

    /s/ M.R. GREENBERG                                Chairman and Director
-----------------------------------               (Principal Executive Officer)
     (M.R. Greenberg)


    /s/ HOWARD I. SMITH                              Executive Vice President,
-----------------------------------                  Chief Financial Officer,
     (Howard I. Smith)                               Comptroller and Director
                                                       (Principal Financial
                                                      and Accounting Officer)


  /s/ M. BERNARD AIDINOFF                                    Director
-----------------------------------
   (M. Bernard Aidinoff)


       /s/ ELI BROAD                                         Director
-----------------------------------
        (Eli Broad)


     /s/ PEI-YUAN CHIA                                       Director
-----------------------------------
      (Pei-yuan Chia)


   /s/ MARSHALL A. COHEN                                     Director
-----------------------------------
    (Marshall A. Cohen)


/s/ BARBER B. CONABLE, JR.                                   Director
-----------------------------------
 (Barber B. Conable, Jr.)


  /s/ MARTIN S. FELDSTEIN                                    Director
-----------------------------------
   (Martin S. Feldstein)


    /s/ ELLEN V. FUTTER                                      Director
-----------------------------------
     (Ellen V. Futter)

         Signature                                          Title
         ---------                                          -----


  /s/ LESLIE L. GONDA                                      Director
-----------------------------
   (Leslie L. Gonda)


 /s/ EVAN G. GREENBERG                                     Director
-----------------------------
  (Evan G. Greenberg)


  /s/ CARLA A. HILLS                                       Director
-----------------------------
   (Carla A. Hills)


/s/ FRANK J. HOENEMEYER                                    Director
-----------------------------
 (Frank J. Hoenemeyer)


/s/ EDWARD E. MATTHEWS                                     Director
-----------------------------
 (Edward E. Matthews)


  /s/ DEAN P. PHYPERS                                      Director
-----------------------------
   (Dean P. Phypers)


 /s/ THOMAS R. TIZZIO                                      Director
-----------------------------
  (Thomas R. Tizzio)


  /s/ EDMUND S.W. TSE                                      Director
-----------------------------
   (Edmund S.W. Tse)


  /s/ JAY S. WINTROB                                       Director
-----------------------------
   (Jay S. Wintrob)


  /s/ FRANK G. WISNER                                      Director
-----------------------------
   (Frank G. Wisner)

                                  EXHIBIT INDEX

Exhibit
 Number           Description                                Location
 ------           -----------                                --------

  2         Plan of acquisition,                   Agreement and Plan of Merger,
            reorganization, arrangement,           dated as of August 19, 1998,
            liquidation or succession              between SunAmerica Inc. and
                                                   AIG, incorporated herein by
                                                   reference to Exhibit 2 to
                                                   AIG's Registration Statement
                                                   on Form S-4 (File No.
                                                   333-65441).

  3(i)(a)   Restated Certificate of                Incorporated by reference to
            Incorporation of AIG                   Exhibit 3(i) to AIG's Annual
                                                   Report on Form 10-K for the
                                                   year ended December 31, 1996
                                                   (File No. 1-8787).

  3(i)(b)   Certificate of Amendment of            Incorporated by reference to
            Certificate of Incorporation of        Exhibit 3(i) to AIG's
            AIG, filed June 3, 1998                Quarterly Report on Form 10-Q
                                                   for the quarter ended June 30
                                                   1998 (File No. 1-8787).

  3(i)(c)   Certificate of Merger of SunAmerica    Incorporated by reference to
            Inc. with and into AIG, filed          Exhibit 3(i) to AIG's Annual
            December 30, 1998 and effective        Report on Form 10-K for the
            January 1, 1999                        year ended December 31, 1998
                                                   (File No. 1-8787).

  3(ii)     By-laws of AIG                         Incorporated by reference to
                                                   Exhibit 3(ii) to AIG's Annual
                                                   Report on Form 10-K for the
                                                   year ended December 31, 1998
                                                   (File No. 1-8787).

  4         Instruments defining the rights of
            security holders, including
            indentures
               (a) Fiscal Agency Agreement         Not required to be filed.*
                   dated as of October 1,
                   1984 between AIG and
                   Citibank, N.A.
               (b) Indenture dated as of July      Not required to be filed.*
                   15, 1989 between AIG and
                   The Bank of New York
               (c) Subordinated Indenture,         Not required to be filed.*
                   dated as of October 28,
                   1996, between SunAmerica
                   Inc. and The First
                   National Bank of Chicago,
                   as Trustee
               (d) Senior Indenture, dated as      Not required to be filed.*
                   of April 15, 1993, between
                   SunAmerica Inc. and The
                   First National Bank of
                   Chicago, as Trustee
               (e) Supplemental Indenture,         Not required to be filed.*
                   dated as of June 28, 1993,
                   between SunAmerica Inc.
                   and The First National
                   Bank of Chicago, as
                   Trustee, supplementing the
                   Senior Indenture, dated as
                   of April 15, 1993
               (f) Supplemental Indenture,         Not required to be filed.*
                   dated as of October 28,
                   1996, between SunAmerica
                   Inc. and The First
                   National Bank of Chicago,
                   as Trustee, supplementing
                   the Senior Indenture,
                   dated as of April 15, 1993

Exhibit
 Number                                   Description                                            Location
 ------                                   -----------                                            --------
               (g) Third Supplemental Indenture, dated as of January 1, 1999,          Not required to be filed.*
                   among SunAmerica Inc., AIG and The First National Bank of
                   Chicago, as Trustee, supplementing the Senior Indenture,
                   dated as of April 15, 1993
               (h) Junior Subordinated Indenture, dated as of March 15, 1995,          Not required to be filed.*
                   between SunAmerica Inc. and The First National Bank of
                   Chicago, as Trustee
               (i) First Supplemental Indenture, dated as of March 15, 1995,           Not required to be filed.*
                   between SunAmerica Inc. and The First National Bank of
                   Chicago, as Trustee, supplementing the Junior Subordinated
                   Indenture, dated as of March 15, 1995
               (j) Second Supplemental Indenture, dated as of October 11, 1995,        Not required to be filed.*
                   between SunAmerica Inc. and The First National Bank of
                   Chicago, as Trustee, supplementing the Junior Subordinated
                   Indenture dated as of March 15, 1995
               (k) Supplemental Indenture, dated as of October 28, 1996, between       Not required to be filed.*
                   SunAmerica Inc. and The First National Bank of Chicago, as
                   Trustee, supplementing the Junior Subordinated Indenture,
                   dated as of March 15, 1995
               (l) Fourth Supplemental Indenture, dated as of November 13, 1996,       Not required to be filed.*
                   between SunAmerica Inc. and The First National Bank of
                   Chicago, as Trustee, supplementing the Junior Subordinated
                   Indenture, dated as of March 15, 1995
               (m) Fifth Supplemental Indenture, dated as of January 1, 1999,          Not required to be filed.*
                   among SunAmerica Inc., AIG and The First National Bank of
                   Chicago, as Trustee, supplementing the Junior Subordinated
                   Indenture, dated as of March 15, 1995
               (n) Senior Indenture, dated as of November 15, 1991, between            Not required to be filed.*
                   SunAmerica Inc. (as successor in interest to Broad Inc.) and
                   Security Pacific National Bank, as Trustee
               (o) Tri-Party Agreement, dated as of July 1, 1993, among The            Not required to be filed.*
                   First National Bank of Chicago, Bank of America, NT & SA and
                   SunAmerica Inc., appointing The first National Bank of Chicago as Successor Trustee to Bank of America NT & SA (as successor in interest to Security Pacific National Bank), amending the
                   Senior Indenture, dated as of November 15, 1991
               (p) First Supplemental Indenture, dated as of January 1, 1999,          Not required to be filed.*
                   among SunAmerica Inc., AIG and The First National Bank of
                   Chicago, as Trustee, supplementing Senior Indenture, dated
                   November 15, 1991

Exhibit
 Number                                   Description                                            Location
 ------                                   -----------                                            --------
               (q) Amended and Restated Declaration of Trust of SunAmerica             Not required to be filed.*
                   Capital Trust I, dated as of June 6, 1995, among SunAmerica
                   Inc. and the Trustees of the Trust
               (r) Amended and Restated Declaration of Trust of SunAmerica             Not required to be filed.*
                   Capital Trust II, dated as of October 11, 1995, among
                   SunAmerica Inc. and the Trustees of the Trust
               (s) Amended and Restated Declaration of Trust of SunAmerica             Not required to be filed.*
                   Capital Trust III, dated as of November 13, 1996, among
                   SunAmerica Inc. and the Trustees of the Trust
               (t) Guarantee Agreement, dated as of October 11, 1995, between          Not required to be filed.*
                   SunAmerica Inc. and The Bank of New York, as Guaranty
                   Trustee, relating to the Preferred Securities of SunAmerica
                   Capital Trust II
               (u) Amendment to Guarantee, dated as of January 1, 1999, among          Not required to be filed.*
                   SunAmerica Inc., AIG and The Bank of New York, as Guaranty
                   Trustee, amending Guarantee Agreement, dated as of October
                   11, 1995, between SunAmerica Inc. and The Bank of New York, as Guaranty Trustee
               (v) Guarantee Agreement, dated as of November 13, 1996, between         Not required to be filed.*
                   SunAmerica Inc. and The Bank of New York, as Guaranty
                   Trustee, relating to the Preferred Securities of SunAmerica
                   Capital Trust III
               (w) Amendment to Guarantee, dated as of January 1, 1999, among          Not required to be filed.*
                   SunAmerica Inc., AIG and The Bank of New York, as Guaranty
                   Trustee, amending Guarantee Agreement, dated November 13,
                   1996, between SunAmerica Inc. and The Bank of New York, as
                   Guaranty Trustee

Exhibit
 Number                                   Description                                            Location
 ------                                   -----------                                            --------
 9        Voting Trust Agreement                                                  None
10        Material contracts**
               (a) AIG 1969 Employee Stock Option Plan and Agreement Form         Filed as exhibit to AIG's Registration Statement
                                                                                  (File No. 2-44043) and incorporated herein by
                                                                                  reference.

               (b) AIG 1972 Employee Stock Option Plan                            Filed as exhibit to AIG's Registration Statement
                                                                                  (File No. 2-44702) and incorporated herein by
                                                                                  reference.

               (c) AIG 1972 Employee Stock Purchase Plan                          Filed as exhibit to AIG's Registration Statement
                                                                                  (File No. 2-44043) and incorporated herein by
                                                                                  reference.

               (d) AIG 1984 Employee Stock Purchase Plan                          Filed as exhibit to AIG's Registration Statement
                                                                                  (File No. 2-91945) and incorporated herein by
                                                                                  reference.

               (e) AIG 1996 Employee Stock Purchase Plan                          Filed as exhibit to AIG's Definitive Proxy
                                                                                  Statement dated April 2, 1996 (File No. 1-8787)
                                                                                  and incorporated herein by reference.

               (f) AIG 1977 Stock Option and Stock Appreciation Rights Plan       Filed as exhibit to AIG's Registration Statement
                                                                                  (File No. 2-59317) and incorporated herein by
                                                                                  reference.

               (g) AIG 1982 Employee Stock Option Plan                            Filed as exhibit to AIG's Registration Statement
                                                                                  (File No. 2-78291) and incorporated herein by
                                                                                  reference.

               (h) AIG 1987 Employee Stock Option Plan                            Filed as exhibit to AIG's Definitive Proxy
                                                                                  Statement dated as of April 6, 1987 (File No.
                                                                                  0-4652) and incorporated herein by reference.


               (i) AIG 1991 Employee Stock Option Plan                            Filed as exhibit to AIG's Definitive Proxy
                                                                                  Statement dated as of April 4, 1997 (File No.
                                                                                  1-8787) and incorporated herein by reference.

               (j) AIRCO 1972 Employee Stock Option Plan                          Incorporated by reference to AIG's Joint Proxy
                                                                                  Statement and Prospectus (File No. 2-61994).

               (k) AIRCO 1977 Stock Option and Stock Appreciation Rights Plan     Incorporated by reference to AIG's Joint Proxy
                                                                                  Statement and Prospectus (File No. 2-61994).

               (l) Purchase Agreement between AIA and Mr. E.S.W. Tse.             Incorporated by reference to Exhibit 10(l) to
                                                                                  AIG's Annual Report on Form 10-K for the year
                                                                                  ended December 31, 1997 (File No. 1-8787).

               (m) Retention and Employment Agreement between AIG and Jay S.      Incorporated by reference to Exhibit 10(m) to
                   Wintrob                                                        AIG's Annual Report on Form 10-K for the year
                                                                                  ended December 31, 1998 (File No. 1-8787).

               (n) SunAmerica Inc. 1988 Employee Stock Plan                       Incorporated by reference to Exhibit 4(a) to AIG's
                                                                                  Registration Statement on Form S-8 (File No.
                                                                                  333-70069).

               (o) SunAmerica 1997 Employee Incentive Stock Plan                  Incorporated by reference to Exhibit 4(b) to AIG's
                                                                                  Registration Statement on Form S-8 (File No.
                                                                                  333-70069).

Exhibit
 Number                                   Description                                            Location
 ------                                   -----------                                            --------
                (p) SunAmerica Non-employee Directors' Stock Option Plan          Incorporated by reference to Exhibit 4(c) to AIG's
                                                                                  Registration Statement on Form S-8 (File No.
                                                                                  333-70069).

                (q) SunAmerica 1995 Performance Stock Plan                        Incorporated by reference to Exhibit 4(d) to AIG's
                                                                                  Registration Statement on Form S-8 (File No.
                                                                                  333-70069).

                (r) SunAmerica Inc. 1998 Long-Term Performance-Based Incentive    Incorporated by reference to Exhibit 4(e) to AIG's
                    Plan For the Chief Executive Officer                          Registration Statement on Form S-8 (File No.
                                                                                  333-70069).

                (s) SunAmerica Inc. Long-Term Performance-Based Incentive Plan    Incorporated by reference to Exhibit 4(f) to AIG's
                    Amended and Restated 1997                                     Registration Statement on Form S-8 (File No.
                                                                                  333-70069).

                (t) SunAmerica Five Year Deferred Cash Plan                       Incorporated by reference to Exhibit 4(a) to AIG's
                                                                                  Registration Statement on Form S-8 (File No.
                                                                                  333-31346).

                (u) SunAmerica Executive Savings Plan                             Incorporated by reference to Exhibit 4(b) to AIG's
                                                                                  Registration Statement on Form S-8 (File No. 333-
                                                                                  31346).

 11         Statement re computation of per share earnings                        Filed herewith.
 12         Statements re computation of ratios                                   Filed herewith.
 13         Annual report to security holders                                     Not required to be filed.
 18         Letter re change in accounting principles                             None.
 21         Subsidiaries of the Registrant                                        Filed herewith.
 22         Published report regarding matters submitted to vote of security      None.
            holders
 23         Consent of PricewaterhouseCoopers LLP                                 Filed herewith.
 24         Power of attorney                                                     Included on the signature page hereof.
 27         Financial Data Schedule                                               Provided herewith.
 99         Undertakings by the Registrant required by Item 17 of Form S-3 and    Filed herewith.
            Item 21 of Form S-8, deemed to be incorporated by reference into
            AIG's Registration Statements on Forms S-3 and S-8 (No. 2-38768, No.
            2-44043, No. 2-45346, No. 2-51498, No. 2-59317, No. 2-61858, No.
            2-62760, No. 2-64336, No. 2-67600, No. 2-72058, No. 2-75874, No.
            2-75875, No. 2-78291, No. 2-87005, No. 2-82989, No. 2-90756, No.
            2-91945, No. 2-95589, No. 2- 97439, No. 33-8495, No. 33-13874, No.
            33-18073, No. 33-25291, No. 33-41643, No. 33-48996, No. 33-57250,
            No. 33-60327, No. 33-60827, No. 33-62821, No. 333-21365, No.
            333-48639, No. 333-58095, No. 333-70069 No. 333-74187, No.
            333-83813, No. 333-31024 and No. 333-31346)

----------
* The Registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of holders of the Registrant's long-term debt upon request of the Commission.

** All material contracts are management contracts or compensatory plans or arrangements.