Form 10-Q
period 2000-03-31
AMERICAN INTERNATIONAL GROUP INC
filed 2000-05-15
CIK 5272

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

             FOR THE TRANSITION PERIOD FROM           TO

         FOR QUARTER ENDED MARCH 31, 2000 COMMISSION FILE NUMBER 1-8787

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

                       YES  [ X ]                NO  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000: 1,541,383,485.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       AMERICAN INTERNATIONAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS:
  Investments and cash:
     Fixed maturities:
       Bonds available for sale, at market value (amortized
        cost: 2000 -- $80,882; 1999 -- $78,218).............   $ 79,534        $ 77,028
       Bonds held to maturity, at amortized cost (market
        value: 2000 -- $12,177; 1999 -- $12,202)............     11,952          12,076
       Bonds trading securities, at market value (cost:
        2000 -- $747; 1999 -- $1,057).......................        744           1,038
       Preferred stocks, at amortized cost (market value:
        2000 -- $0; 1999 -- $0).............................          2               2
     Equity securities:
       Common stocks (cost: 2000 -- $5,462;
        1999 -- $5,496).....................................      6,032           6,002
       Non-redeemable preferred stocks (cost: 2000 -- $791;
        1999 -- $718).......................................        772             712
     Mortgage loans on real estate, net of allowance
      (2000 -- $80; 1999 -- $78)............................      7,260           7,139
     Policy Loans...........................................      2,875           2,822
     Collateral and guaranteed loans, net of allowance
      (2000 -- $74; 1999 -- $74)............................      2,193           2,173
     Financial services and asset management assets:
       Flight equipment primarily under operating leases,
        net of accumulated depreciation (2000 -- $2,370;
        1999 -- $2,200).....................................     18,117          17,334
       Securities available for sale, at market value (cost:
        2000 -- $13,388; 1999 -- $12,920)...................     13,422          12,954
       Trading securities, at market value..................      4,466           4,391
       Spot commodities, at market value....................        764             683
       Unrealized gain on interest rate and currency swaps,
        options and forward transactions....................      8,339           7,931
       Trading assets.......................................      7,528           5,793
       Securities purchased under agreements to resell, at
        contract value......................................     10,260          10,897
     Other invested assets..................................     10,994           9,900
     Short-term investments, at cost (approximates market
      value)................................................      6,917           7,007
     Cash...................................................        211             132
                                                               --------        --------
            Total investments and cash......................    192,382         186,014
  Investment income due and accrued.........................      2,100           2,054
  Premiums and insurance balances receivable, net of
     allowance (2000 -- $146; 1999 -- $133).................     13,617          12,737
  Reinsurance assets........................................     19,635          19,368
  Deferred policy acquisition costs.........................      9,869           9,624
  Investments in partially-owned companies..................        341             346
  Real estate and other fixed assets, net of accumulated
     depreciation (2000 -- $1,823; 1999 -- $1,892)..........      2,946           2,933
  Separate and variable accounts............................     32,343          29,666
  Other assets..............................................      6,026           5,496
                                                               --------        --------
            Total assets....................................   $279,259        $268,238
                                                               ========        ========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
LIABILITIES:
  Reserve for losses and loss expenses......................    $ 38,286       $ 38,252
  Reserve for unearned premiums.............................      11,545         11,450
  Future policy benefits for life and accident and health
     insurance contracts....................................      36,455         34,608
  Policyholders' contract deposits..........................      42,638         42,549
  Other policyholders' funds................................       3,378          3,236
  Reserve for commissions, expenses and taxes...............       2,918          2,598
  Insurance balances payable................................       2,466          2,254
  Funds held by companies under reinsurance treaties........         853            861
  Income taxes payable:
     Current................................................          98            138
     Deferred...............................................       1,037            751
  Financial services and asset management liabilities:
     Borrowings under obligations of guaranteed investment
      agreements............................................       9,143          9,430
     Securities sold under agreements to repurchase, at
      contract value........................................       6,233          6,116
     Trading liabilities....................................       3,933          3,821
     Securities and spot commodities sold but not yet
      purchased, at market value............................       7,761          6,413
     Unrealized loss on interest rate and currency swaps,
      options and forward transactions......................       8,636          8,624
     Trust deposits and deposits due to banks and other
      depositors............................................       2,274          2,175
     Commercial paper.......................................       3,857          2,958
     Notes, bonds and loans payable.........................      17,089         16,806
  Commercial paper..........................................       2,361          1,446
  Notes, bonds, loans and mortgages payable.................       2,388          2,344
  Separate and variable accounts............................      32,343         29,666
  Minority interests........................................       1,382          1,350
  Other liabilities.........................................       7,102          6,191
                                                                --------       --------
          Total liabilities.................................     244,176        234,037
                                                                --------       --------
  Preferred shareholders' equity in subsidiary companies....       1,245            895
                                                                --------       --------
CAPITAL FUNDS:
  Common stock, $2.50 par value; 2,000,000,000 shares
     authorized; shares issued 2000 -- 1,660,706,366;
     1999 -- 1,660,707,090..................................       4,152          4,152
  Additional paid-in capital................................       2,054          2,080
  Retained earnings.........................................      32,309         31,040
  Accumulated other comprehensive income....................      (2,043)        (2,103)
  Treasury stock, at cost; 2000 -- 119,322,881;
     1999 -- 111,579,044 shares of common stock.............      (2,634)        (1,863)
                                                                --------       --------
          Total capital funds...............................      33,838         33,306
                                                                --------       --------
          Total liabilities and capital funds...............    $279,259       $268,238
                                                                ========       ========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                 (UNAUDITED)
General insurance operations:
  Net premiums written......................................  $4,226     $4,054
  Change in unearned premium reserve........................    (119)      (279)
                                                              ------     ------
  Net premiums earned.......................................   4,107      3,775
  Net investment income.....................................     663        620
  Realized capital gains....................................      12         78
                                                              ------     ------
                                                               4,782      4,473
                                                              ------     ------
  Losses and loss expenses incurred.........................   3,088      2,843
  Underwriting expenses.....................................     807        739
                                                              ------     ------
                                                               3,895      3,582
                                                              ------     ------
  Operating income..........................................     887        891
                                                              ------     ------
Life insurance operations:
  Premium income............................................   3,278      2,873
  Net investment income.....................................   1,671      1,502
  Realized capital losses...................................     (29)       (21)
                                                              ------     ------
                                                               4,920      4,354
                                                              ------     ------
  Death and other benefits..................................   1,247      1,179
  Increase in future policy benefits........................   2,059      1,751
  Acquisition and insurance expenses........................     831        774
                                                              ------     ------
                                                               4,137      3,704
                                                              ------     ------
  Operating income..........................................     783        650
                                                              ------     ------
Financial services operating income.........................     281        251
Asset management operating income...........................     104         58
Other realized capital losses...............................      (4)        (7)
Other income (deductions) -- net............................     (60)       (42)
                                                              ------     ------
Income before income taxes and minority interest............   1,991      1,801
                                                              ------     ------
Income taxes -- Current.....................................     308        378
               -- Deferred..................................     282        144
                                                              ------     ------
                                                                 590        522
                                                              ------     ------
Income before minority interest.............................   1,401      1,279
                                                              ------     ------
Minority interest...........................................     (55)       (80)
                                                              ------     ------
Net income..................................................  $1,346     $1,199
                                                              ======     ======
Earnings per common share:
  Basic.....................................................  $ 0.87     $ 0.77
                                                              ======     ======
  Diluted...................................................  $ 0.86     $ 0.77
                                                              ======     ======
Cash dividends per common share.............................  $0.050     $0.045
                                                              ======     ======
Average shares outstanding:
  Basic.....................................................   1,546      1,548
                                                              ------     ------
  Diluted...................................................   1,564      1,568
                                                              ------     ------

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                 (UNAUDITED)
Cash Flows From Operating Activities:
Net Income..................................................  $ 1,346    $ 1,199
                                                              =======    =======
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Non-cash revenues, expenses, gains and losses included in
     income:
  Change in:
     General and life insurance reserves....................    2,029        829
     Premiums and insurance balances receivable and
      payable -- net........................................     (668)    (1,253)
     Reinsurance assets.....................................     (267)      (334)
     Deferred policy acquisition costs......................     (245)      (346)
     Investment income due and accrued......................      (46)       (31)
     Funds held under reinsurance treaties..................       (8)       (19)
     Other policyholders' funds.............................      142         33
     Current and deferred income taxes -- net...............      241        414
     Reserve for commissions, expenses and taxes............      320        391
     Other assets and liabilities -- net....................     (538)      (271)
     Trading assets and liabilities -- net..................   (1,623)     1,138
     Trading securities, at market value....................      (75)      (975)
     Spot commodities, at market value......................      (81)       213
     Net unrealized gain on interest rate and currency
      swaps, options and forward transactions...............     (396)     2,440
     Securities purchased under agreements to resell........      637     (3,085)
     Securities sold under agreements to repurchase.........      117       (712)
     Securities and spot commodities sold but not yet
      purchased, at market value............................    1,348      1,503
  Realized capital gains (losses)...........................       21        (50)
  Equity in income of partially-owned companies and other
     invested assets........................................      (39)       (83)
  Depreciation expenses, principally flight equipment.......      275        249
  Change in cumulative translation adjustments..............       49       (244)
  Other -- net..............................................      (40)       (57)
                                                              -------    -------
  Total Adjustments.........................................    1,153       (250)
                                                              -------    -------
Net cash provided by operating activities...................  $ 2,499    $   949
                                                              =======    =======

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                                 (IN MILLIONS)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                  (UNAUDITED)
Cash Flows From Investing Activities:
  Cost of fixed maturities, at amortized cost matured or
     redeemed...............................................  $    333    $    228
  Cost of bonds, at market sold.............................     7,063      12,816
  Cost of bonds, at market matured or redeemed..............     1,652       2,783
  Cost of equity securities sold............................     1,704       1,093
  Realized capital gains (losses)...........................       (21)         50
  Purchases of fixed maturities.............................   (10,779)    (22,242)
  Purchases of equity securities............................    (1,725)       (901)
  Mortgage, policy and collateral loans granted.............      (531)     (1,334)
  Repayments of mortgage, policy and collateral loans.......       338       1,382
  Sales of securities available for sale....................     2,483       1,600
  Maturities of securities available for sale...............       476         219
  Purchases of securities available for sale................    (3,439)     (1,893)
  Sales of flight equipment.................................         2          53
  Purchases of flight equipment.............................      (954)     (1,079)
  Net additions to real estate and other fixed assets.......      (120)        (51)
  Sales or distributions of other invested assets...........       985         898
  Investments in other invested assets......................    (1,443)     (2,101)
  Change in short-term investments..........................        76         118
  Investments in partially-owned companies..................        --          47
                                                              --------    --------
Net cash used in investing activities.......................    (3,900)     (8,314)
                                                              --------    --------
Cash Flows From Financing Activities:
  Change in policyholders' contract deposits................        89       6,273
  Change in trust deposits and deposits due to banks and
     other depositors.......................................        99         383
  Change in commercial paper................................     1,814         (15)
  Proceeds from notes, bonds, loans and mortgages payable...     2,221       2,870
  Repayments on notes, bonds, loans and mortgages payable...    (1,898)     (2,531)
  Proceeds from guaranteed investment agreements............     1,253         290
  Maturities of guaranteed investment agreements............    (1,540)       (442)
  Proceeds from subsidiary company preferred stock issued...       350          --
  Proceeds from common stock issued.........................        47         129
  Cash dividends to shareholders............................       (78)        (69)
  Acquisition of treasury stock.............................      (911)        (26)
  Proceeds from redemption of Premium Equity Redemption
     Cumulative Security Units..............................        --         431
  Other -- net..............................................        34          15
                                                              --------    --------
Net cash provided by financing activities...................     1,480       7,308
                                                              --------    --------
Change in cash..............................................        79         (57)
Cash at beginning of period.................................       132         303
                                                              --------    --------
Cash at end of period.......................................  $    211    $    246
                                                              ========    ========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN MILLIONS)

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
                                                                (UNAUDITED)
Net income..................................................  $1,346    $1,199
Other comprehensive income:
  Unrealized appreciation (depreciation) of
     investments -- net of reclassification adjustments.....      15      (908)
     Deferred income tax (expense) benefit on changes.......     (23)      325
  Foreign currency translation adjustments..................      49      (243)
     Applicable income tax (expense) benefit on changes.....      19        (3)
                                                              ------    ------
  Total.....................................................      60      (829)
                                                              ------    ------
Comprehensive income........................................  $1,406    $  370
                                                              ======    ======

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                  (UNAUDITED)

a)  On January 1, 1999 (the merger date), American International Group, Inc.
    (AIG) issued 187.5 million shares of its common stock in exchange for all the outstanding common stock and Class B stock of SunAmerica Inc. (SunAmerica) based on an exchange ratio of 0.855 shares of AIG common stock for each share of SunAmerica stock.

b) These statements are unaudited. In the opinion of management, all adjustments consisting of normal recurring accruals have been made for a fair presentation of the results shown. All material intercompany accounts and transactions have been eliminated. For further information, refer to the Annual Report on Form 10-K of AIG for the year ended December 31, 1999.

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

d) Cash flow information for the three month periods ended March 31, 2000 and 1999 is as follows:

                                                              2000     1999
                                                              -----    -----
                                                              (IN MILLIONS)
Income taxes paid...........................................  $311     $242
Interest paid...............................................  $592     $474

e)  Segment Information:

    The following table summarizes the operations by major operating segment for the three month periods ended March 31, 2000 and 1999:

                                                              OPERATING SEGMENTS
                                                              -------------------
                                                               2000         1999
                                                              -------      ------
                                                                 (IN MILLIONS)
Revenues(1):
  General Insurance.........................................  $ 4,782      $4,473
  Life Insurance............................................    4,920       4,354
  Financial Services........................................      895         789
  Asset Management..........................................      297         216
  Other.....................................................       (4)         (7)
                                                              -------      ------
    Total...................................................  $10,890      $9,825
                                                              =======      ======
Operating income:
  General Insurance.........................................  $   887      $  891
  Life Insurance............................................      783         650
  Financial Services........................................      281         251
  Asset Management..........................................      104          58
  Other.....................................................      (64)        (49)
                                                              -------      ------
    Total...................................................  $ 1,991      $1,801
                                                              =======      ======

    -------------------

    (1) Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transaction and other fees, asset management commissions and other fees, and realized capital gains (losses).

    The following table summarizes AIG's general insurance operations by major reporting group for the three month periods ended March 31, 2000 and 1999:

                                                              GENERAL INSURANCE
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (IN MILLIONS)
Revenues:
  Domestic Brokerage Group..................................  $2,459     $2,426
  Foreign General...........................................   1,593      1,430
  Other.....................................................     730        617
                                                              ------     ------
    Total...................................................  $4,782     $4,473
                                                              ======     ======
Operating income before realized capital gains(1):
  Domestic Brokerage Group..................................  $  457     $  430
  Foreign General...........................................     263        252
  Other.....................................................     155        131
                                                              ------     ------
    Total...................................................  $  875     $  813
                                                              ======     ======

    -------------------

    (1) Realized capital gains are not deemed to be an integral part of AIG's general insurance operations' internal reporting groups.

    The following table summarizes AIG's life insurance operations by major reporting group for the three month periods ended March 31, 2000 and 1999:

                                                               LIFE INSURANCE
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
                                                               (IN MILLIONS)
Revenues:
  American International Assurance Company Ltd. and Nan Shan
    Life Insurance Company, Ltd. ...........................  $2,268    $1,925
  American Life Insurance Company...........................   1,372     1,275
  Domestic Life.............................................   1,166     1,052
  Other.....................................................     114       102
                                                              ------    ------
    Total...................................................  $4,920    $4,354
                                                              ======    ======
Operating income before realized capital gains(1):
  American International Assurance Company Ltd. and Nan Shan
    Life Insurance Company, Ltd. ...........................  $  313    $  263
  American Life Insurance Company...........................     182       165
  Domestic Life.............................................     299       229
  Other.....................................................      18        14
                                                              ------    ------
    Total...................................................  $  812    $  671
                                                              ======    ======

    -------------------

    (1) Realized capital gains are not deemed to be an integral part of AIG's life insurance operations' internal reporting groups.

    The following table summarizes AIG's financial services operations by major reporting group for the three month periods ended March 31, 2000 and 1999:

                                                                FINANCIAL
                                                                 SERVICES
                                                              --------------
                                                              2000     1999
                                                              -----    -----
                                                              (IN MILLIONS)
Revenues:
  International Lease Finance Corporation ..................  $550     $512
  AIG Financial Products Corp. .............................   212      168
  AIG Trading Group Inc. ...................................    73       64
  Other.....................................................    60       45
                                                              ----     ----
    Total...................................................  $895     $789
                                                              ====     ====
Operating income:
  International Lease Finance Corporation ..................  $139     $133
  AIG Financial Products Corp. .............................   139      101
  AIG Trading Group Inc. ...................................    22       39
  Other.....................................................   (19)     (22)
                                                              ----     ----
    Total...................................................  $281     $251
                                                              ====     ====

f) Statement of Accounting Standards No. 130 "Comprehensive Income" (FASB 130) establishes standards for reporting comprehensive income and its components as part of capital funds. The reclassification adjustment with respect to available for sale securities was $(21) million.

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

     Domestic general insurance operations are comprised of the Domestic Brokerage Group (DBG), which includes the domestic operations of Transatlantic Holdings, Inc. (Transatlantic), Personal Lines, including 21st Century Insurance Group (21st Century) and Mortgage Guaranty.

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

     Personal Lines engages in the mass marketing of personal lines insurance, primarily private passenger auto, and includes homeowners and personal umbrella coverages.

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

     General insurance operations for the three month periods ending March 31, 2000 and 1999 were as follows:

(in millions)
------------------------------------------------------

                                       2000        1999
-------------------------------------------------------
Net premiums written:
  Domestic                           $2,740      $2,672
  Foreign                             1,486       1,382
-------------------------------------------------------
Total                                $4,226      $4,054
-------------------------------------------------------
Net premiums earned:
  Domestic                           $2,678      $2,474
  Foreign                             1,429       1,301
-------------------------------------------------------
Total                                $4,107      $3,775
-------------------------------------------------------
Adjusted underwriting profit:
  Domestic                           $  104      $   55
  Foreign                               108         138
-------------------------------------------------------
Total                                $  212      $  193
-------------------------------------------------------
Net investment income:
  Domestic                           $  508      $  506
  Foreign                               155         114
-------------------------------------------------------
Total                                $  663      $  620
-------------------------------------------------------
Operating income before realized
  capital gains:
  Domestic                           $  612      $  561
  Foreign                               263         252
-------------------------------------------------------
Total                                   875         813
Realized capital gains                   12          78
-------------------------------------------------------
Operating income                     $  887      $  891
-------------------------------------------------------

     During the first three months of 2000, the net premiums written and net premiums earned in AIG's general insurance operations increased 4.3 percent and
8.8 percent, respectively, from those of 1999.

     General insurance domestic net premiums written and net premiums earned for the three month periods ending March 31, 2000 and 1999 were as follows:

(in millions)
------------------------------------------------------

                                       2000        1999
-------------------------------------------------------
Net premiums written:
  DBG                                $2,030      $2,099
  Personal Lines                        601         479
  Mortgage Guaranty                     109          94
-------------------------------------------------------
Total                                $2,740      $2,672
-------------------------------------------------------
Net premiums earned:
  DBG                                $2,000      $1,928
  Personal Lines                        568         450
  Mortgage Guaranty                     110          96
-------------------------------------------------------
Total                                $2,678      $2,474
-------------------------------------------------------

     During the latter part of 1999, the commercial insurance market continued to experience some rate increases. However, this market remains competitive and excessively capitalized. DBG continued to monitor its operations, canceling, non-renewing or losing business where underwriting and pricing standards could not be achieved. During the first three months of 2000, DBG declined to renew $110 million of business. DBG has been able to sustain some growth in various specialty markets, such as pollution, excess liability and risk management, where AIG provides cost effective coverages for large complex risks, underwriting flexibility, and creative risk financing solutions. Excluding non-renewed business as well as risk finance operations, DBG's net premiums written increased approximately 10 percent.

     As reflected in the preceding table showing the distribution of net premiums written and net premiums earned, domestic growth was primarily achieved through the growth in the personal auto insurance segment of Personal Lines. Personal Lines net premiums written increased $122 million in the first three months of 2000 over the same period of 1999. The increase was related to the significant growth in the number of policies issued with respect to the preferred, standard and non-standard auto risks.

     Growth of 7.6 percent and 9.8 percent for foreign general insurance net premiums written and net premiums earned, respectively, in the first three months of 2000 over 1999 reflects growth of operations in the United Kingdom and the Far East. Foreign general insurance operations produced 35.2 percent of the general insurance net premiums written in the first three months of 2000 and
34.1 percent in 1999.

     Differences in foreign exchange rates during 2000 relative to 1999 had a negligible effect on foreign general insurance net premiums written when translated from original currencies into U.S. dollars. (See also the discussion under "Capital Resources" herein.)

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

     AIG, along with most general insurance entities, uses the loss ratio, the expense ratio and the combined ratio as measures of performance. The loss ratio is derived as the sum of losses and loss expenses incurred divided by net premiums earned. The expense ratio is derived as statutory underwriting expenses divided by net premiums written. The combined ratio is the sum of the loss ratio and the expense ratio. These ratios are relative measurements that describe for every $100 of net premiums earned or written, the cost of losses and statutory expenses, respectively. The combined ratio presents the total cost per $100 of premium production. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting loss. The statutory general insurance ratios were as follows:
------------------------------------------------------

                                       2000        1999
-------------------------------------------------------
Domestic:
  Loss Ratio                          81.21       81.58
  Expense Ratio                       16.17       16.13
-------------------------------------------------------
Combined Ratio                        97.38       97.71
-------------------------------------------------------
Foreign:
  Loss Ratio                          63.94       63.36
  Expense Ratio                       28.68       27.42
-------------------------------------------------------
Combined Ratio                        92.62       90.78
-------------------------------------------------------
Consolidated:
  Loss Ratio                          75.21       75.30
  Expense Ratio                       20.57       19.98
-------------------------------------------------------
Combined Ratio                        95.78       95.28
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

     The adjusted underwriting profits were $212 million in the first three months of 2000 and $193 million in the same period of 1999. The regulatory, product type and competitive environment as well as the degree of litigation activity in any one country varies significantly. These factors have a direct impact on pricing and consequently profitability as reflected by adjusted underwriting profit and statutory general insurance ratios.

     AIG's results reflect the net impact of incurred losses from catastrophes approximating $25 million in the first three months of 2000. AIG's gross incurred losses from catastrophes approximated $89 million in 2000. There were no catastrophe losses in the first three months of 1999.

     If catastrophes were excluded from the losses incurred, the pro forma consolidated statutory general insurance ratios would be as follows:

--------------------------------------------------------
                                           2000    1999
--------------------------------------------------------
Loss Ratio                                 74.60   75.30
Expense Ratio                              20.57   19.98
--------------------------------------------------------
Combined Ratio                             95.17   95.28
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

     General insurance net investment income in the first three months of 2000 increased 7.0 percent when compared to the same period of 1999. The growth in net investment income in 2000 was primarily attributable to new cash flow for investment. The new cash flow was generated from net general insurance operating cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     General insurance realized capital gains were $12 million in the first three months of 2000 and $78 million in 1999. These realized gains resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

     General insurance operating income in the first three months of 2000 decreased 0.5 percent when compared to the same period of 1999. The contribution of general insurance operating income to income before income taxes and minority interest was 44.5 percent in 2000 compared to 49.5 percent in 1999.

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

     AIG's general reinsurance assets amounted to $19.39 billion and resulted from AIG's reinsurance arrangements. Thus, a credit exposure existed at March 31, 2000 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 1999, approximately 50 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances were collateralized. The remaining 50 percent of the general reinsurance assets were from authorized reinsurers and over 95 percent of such balances are from reinsurers rated A-(excellent) or better, as rated by A.M. Best. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Through March 31, 2000, these distribution percentages have not significantly changed.

     AIG's allowance for estimated unrecoverable reinsurance has not changed significantly from December 31, 1999 when AIG had allowances for unrecoverable reinsurance approximating $78 million. At that date, and prior to this allowance, AIG had no significant reinsurance recoverables from any individual reinsurer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

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

     At March 31, 2000, the consolidated general reinsurance assets of $19.39 billion include reinsurance recoverables for paid losses and loss expenses of $2.66 billion and $13.66 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently. It is AIG's belief that the ceded reserves at March 31, 2000 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

     At March 31, 2000, general insurance reserves for losses and loss expenses (loss reserves) amounted to $38.29 billion. These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses and amounts of discounting related to certain workers' compensation claims. At March 31, 2000, general insurance net loss reserves increased $22 million to $24.62 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at March 31, 2000. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on such future results of operations.

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

     Estimation of asbestos and environmental claims loss reserves is a difficult process. These asbestos and environmental claims cannot be estimated by conventional reserving techniques as previously described. Quantitative techniques frequently have to be supplemented by subjective considerations including managerial judgment. Significant factors which affect the trends which influence the development of asbestos and environmental claims are the inconsistent court resolutions and judicial interpretations which broaden the intent of the policies and scope of coverage. The current case law can be characterized as still evolving and there is little likelihood that any firm direction will develop in the near future. Additionally, the exposure for cleanup costs of hazardous waste dump sites involves issues such as allocation of responsibility among potentially responsible parties and the government's refusal to release parties. The cleanup cost exposure may significantly change if the Congressional reauthorization of Superfund dramatically changes, thereby reducing or increasing litigation and cleanup costs. Additionally, proposed legislation, if passed in cur-rent form, would be expected to reduce ultimate asbestos exposure.

     In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims with the same degree of reliability as is the case for other types of claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by the changes in Superfund and waste dump site coverage issues. Although the estimated liabilities for these claims are subject to a significantly greater margin of error than for other claims, the reserves carried for these claims at March 31, 2000 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. (See the previous discussion on reinsurance collectibility herein.)

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

     A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at March 31, 2000 and 1999 was as follows:

(in millions)
------------------------------------------------------------
                                   2000            1999
                               -------------   -------------
                               GROSS    NET    GROSS    NET
------------------------------------------------------------
Asbestos:
Reserve for losses and loss
  expenses at beginning of
  year                         $1,093   $306   $  964   $259
Losses and loss expenses
  incurred                         16      7      170     22
Losses and loss expenses paid    (127)   (25)     (62)   (12)
------------------------------------------------------------
Reserve for losses and loss
  expenses at end of period    $  982   $288   $1,072   $269
------------------------------------------------------------
Environmental:
Reserve for losses and loss
  expenses at beginning of
  year                         $1,519   $585   $1,536   $604
Losses and loss expenses
  incurred                          9      6       10      7
Losses and loss expenses paid     (42)   (21)     (43)   (17)
------------------------------------------------------------
Reserve for losses and loss
  expenses at end of period    $1,486   $570   $1,503   $594
------------------------------------------------------------
Combined:
Reserve for losses and loss
  expenses at beginning of
  year                         $2,612   $891   $2,500   $863
Losses and loss expenses
  incurred                         25     13      180     29
Losses and loss expenses paid    (169)   (46)    (105)   (29)
------------------------------------------------------------
Reserve for losses and loss
  expenses at end of period    $2,468   $858   $2,575   $863
------------------------------------------------------------

     The gross and net IBNR included in the aforementioned reserve for losses and loss expenses at March 31, 2000 and December 31, 1999 were estimated as follows:

(in millions)
------------------------------------------------------

                                   2000            1999
                               -------------   -------------
                               GROSS    NET    GROSS    NET
------------------------------------------------------------
Combined                       $  919   $341   $  930   $352
------------------------------------------------------------

     A summary of asbestos and environmental claims count activity for the three month periods ended March 31, 2000 and 1999 was as follows:

---------------------------------------------------------------------------------------------------------------------
                                                        2000                                     1999
                                         -----------------------------------      -----------------------------------
                                         ASBESTOS   ENVIRONMENTAL   COMBINED      ASBESTOS   ENVIRONMENTAL   COMBINED
---------------------------------------------------------------------------------------------------------------------
Claims at beginning of year               6,746        13,432        20,178        6,388        16,560        22,948
Claims during period:
  Opened                                    182           497           679          426           778         1,204
  Settled                                   (33)         (164)         (197)         (27)         (135)         (162)
  Dismissed or otherwise resolved           (81)         (618)         (699)        (290)       (1,447)       (1,737)
---------------------------------------------------------------------------------------------------------------------
Claims at end of period                   6,814        13,147        19,961        6,497        15,756        22,253
---------------------------------------------------------------------------------------------------------------------

     The average cost per claim settled, dismissed or otherwise resolved for the three month periods ended March 31, 2000 and 1999 was as follows:
------------------------------------------------------

                               2000                   1999
                       ---------------------   ------------------
                         GROSS        NET       GROSS       NET
-----------------------------------------------------------------
Asbestos               $1,114,000   $219,300   $195,000   $39,400
Environmental              53,700     26,900     27,100    10,600
Combined                  188,600     51,300     55,100    15,400
-----------------------------------------------------------------

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

     AIG's survival ratios for involuntary asbestos and environmental claims, separately and combined, were based upon a three year average payment. These ratios at March 31, 2000 and 1999 were as follows:
------------------------------------------------------

                            2000                1999
                       --------------      --------------
                       GROSS     NET       GROSS     NET
---------------------------------------------------------
Involuntary survival
  ratios:
Asbestos                 1.8      3.5        2.3      3.9
Environmental           13.7     13.3       13.0     13.1
Combined                 4.4      7.7        4.9      8.2
---------------------------------------------------------

     AIG's operations are negatively impacted under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company's future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits for 1999 were $15 million. Based upon current information, AIG does not anticipate that its net assessment will be significantly different in 2000.

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

     Life insurance operations for the three month periods ending March 31, 2000 and 1999 were as follows:

(in millions)
------------------------------------------------------

                                       2000       1999
--------------------------------------------------------
Premium income:
  Domestic                           $    286   $    223
  Foreign                               2,992      2,650
--------------------------------------------------------
Total                                $  3,278   $  2,873
--------------------------------------------------------
Net investment income:
  Domestic                           $    924   $    843
  Foreign                                 747        659
--------------------------------------------------------
Total                                $  1,671   $  1,502
--------------------------------------------------------
Operating income before realized
  capital losses:
  Domestic                           $    299   $    229
  Foreign                                 513        442
--------------------------------------------------------
Total                                     812        671
Realized capital losses                   (29)       (21)
--------------------------------------------------------
Operating income                     $    783   $    650
--------------------------------------------------------
Life insurance in-force:*
  Domestic                           $ 84,349   $103,049
  Foreign                             492,623    481,910
--------------------------------------------------------
Total                                $576,972   $584,959
--------------------------------------------------------

* Amounts presented were as at March 31, 2000 and December 31, 1999, respectively.

     AIG's life premium income during the first three months of 2000 represented a 14.1 percent increase from the same period in 1999. Foreign life operations produced 91.3 percent and 92.2 percent of the life premium income in 2000 and 1999, respectively.

     The traditional life products, particularly individual life products, were major contributors to the growth in foreign premium income and resulting investment income, particularly in those countries in which AIA and Nan Shan operate. A mixture of traditional, accident and health and financial products are being sold in Japan through ALICO.

     Differences in foreign exchange rates during 2000 relative to 1999 had a negligible effect on foreign life premium income when translated from original currencies into U.S. dollars.

     Life insurance net investment income increased 11.3 percent during the first three months of 2000. The growth in net investment income was primarily attributable to both foreign and domestic operations new cash flow for investment. The new cash flow was generated from life insurance operations and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     Life insurance realized capital losses were $29 million in 2000 and $21 million in 1999. These realized capital losses resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

     Life insurance operating income during the first three months of 2000 increased 20.5 percent to $783 million. Excluding realized capital losses from life insurance operating income, the percent increase would be 20.9. The contribution of life insurance operating income to income before income taxes and minority interest amounted to 39.3 percent during the first three months of 2000 compared to 36.1 percent in the same period of 1999.

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

     Additionally, there exists a future investment risk that is associated with certain policies currently in force which will have premium receipts in the future. That is, the investment of these future premium receipts may be at a yield below that required to meet future policy liabilities. With respect to the investment of these future premium receipts, the average maturity is estimated to be 6.0 years. These durations compare with an estimated average duration of
9.4 years for the corresponding policy liabilities. These durations have not changed significantly during 2000. To maintain an adequate yield to match the interest necessary to support future policy liabilities, constant management focus is required to reinvest the proceeds of the maturing securities and to invest the future premium receipts without sacrificing investment quality. To the extent permitted under local regulation, AIG may invest in qualified longer-term securities outside Japan to achieve a closer matching in both duration and the required yield. AIG is able to manage any asset-liability duration difference through maintenance of sufficient global liquidity and to support any operational shortfall through its international financial network. Domestically, active monitoring assures appropriate asset-liability matching as there are investments available to match the duration and the required yield. (See also the discussion under "Liquidity" herein.)

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

     Financial services operations for the three month periods ending March 31, 2000 and 1999 were as follows:

(in millions)
------------------------------------------------------

                                         2000      1999
--------------------------------------------------------
Revenues:
International Lease Finance
  Corporation                           $  550    $  512
AIG Financial Products Corp.*              212       168
AIG Trading Group Inc.*                     73        64
Other                                       60        45
--------------------------------------------------------
Total                                   $  895    $  789
--------------------------------------------------------
Operating income:
International Lease Finance
  Corporation                           $  139    $  133
AIG Financial Products Corp.               139       101
AIG Trading Group Inc.                      22        39
Other, including intercompany
  adjustments                              (19)      (22)
--------------------------------------------------------
Total                                   $  281    $  251
--------------------------------------------------------

* Represents commissions, transaction and other fees.

     Financial services operating income increased 12.1 percent in the first three months of 2000 over 1999.

     Financial services operating income represented 14.1 percent of AIG's income before income taxes and minority interest in the first three months of 2000. This compares to 13.9 percent in the same period of 1999.

     ILFC generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in the first three months of 2000 increased 7.3 percent from 1999. The revenue growth resulted primarily from the increase in flight equipment available for operating lease and the increase in the relative cost of the leased fleet. Approximately 20 percent of ILFC's operating lease revenues are derived from U.S. and Canadian airlines. During the first three months of 2000, operating income increased 4.2 percent from 1999. The composite borrowing rates at the end of the first three months of 2000 and 1999 were 6.12 percent and 5.90 percent, respectively. (See also the discussions under "Capital Resources" and "Liquidity" herein and Note (e) of Notes to Financial Statements.)

     ILFC is exposed to loss through non-performance of aircraft lessees, through owning aircraft which it would be unable to sell or re-lease at acceptable rates at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At March 31, 2000, there were 361 aircraft subject to operating leases and there were no aircraft off lease. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     AIGFP participates in the derivatives dealer market conducting, primarily as principal, an interest rate, currency, equity and credit derivative products business. AIGFP also enters into structured transactions including long-dated forward foreign exchange contracts, option transactions, liquidity facilities and investment agreements and invests in a diversified portfolio of securities. AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than from speculative transactions. Revenues in the first three months of 2000 increased 26.6 percent from the same period of 1999. During the first three months of 2000, operating income increased 38.7 percent from the same period of 1999. As AIGFP is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein and Note (e) of Notes to Financial Statements.)

     AIGTG derives a substantial portion of its revenues from market making and trading activities, as principal, in foreign exchange, interest rates and precious and base metals. Revenues in the first three months of 2000 increased
14.6 percent from the same period of 1999. During the first three months of 2000, operating income decreased 43.7 percent from the same period of 1999. The decline of AIGTG operating income resulted primarily from the decline in volatility in foreign exchange rates. As AIGTG is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance or for comparing revenues to operating income. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein and Note (e) of Notes to Financial Statements.)

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

     Asset management operations for the three month periods ending March 31, 2000 and 1999 were as follows:

(in millions)
------------------------------------------------------

                                           2000    1999
-------------------------------------------------------
Revenues                                   $297    $216
Operating income                           $104    $ 58
-------------------------------------------------------

     These increases were primarily attributable to increased fees from the management of the variable annuity business and mutual fund assets by SAAMCo.

     Asset management operating income in the first three months of 2000 increased 79.0 percent when compared to the same period of 1999.

     Asset management operating income represented 5.2 percent of AIG's income before income taxes and minority interest in the first three months of 2000. This compares to 3.2 percent in the same period of 1999.

     At March 31, 2000, AIG's third party assets under management, including both retail mutual funds and institutional accounts approximated $35 billion.

Other Operations

     Other realized capital losses amounted to $4 million and $7 million in the first three months of 2000 and 1999, respectively.

     Other income (deductions) -- net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In the first three months of 2000, net deductions amounted to $60 million. In the same period of 1999, net deductions amounted to $42 million.

     Income before income taxes and minority interest amounted to $1.99 billion in the first three months of 2000 and $1.80 billion in the same period of 1999.

     In the first three months of 2000, AIG recorded a provision for income taxes of $590 million compared to the provision of $522 million in the same period of 1999. These provisions represent effective tax rates of 29.6 percent in the first three months of 2000 and 29.0 percent in the same period of 1999.

     Minority interest represents minority shareholders' equity in income of certain majority-owned consolidated subsidiaries. Minority interest amounted to $55 million and $80 million in the first three months of 2000 and 1999, respectively.

     Net income amounted to $1.35 billion in the first three months of 2000 and $1.20 billion in the same period of 1999. The increases in net income over the periods resulted from those factors described above.

CAPITAL RESOURCES

     At March 31, 2000, AIG had total capital funds of $33.84 billion and total borrowings of $34.84 billion. At that date, $30.54 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

     Total borrowings and borrowings not guaranteed or matched at March 31, 2000 and December 31, 1999 were as follows:

(in millions)
--------------------------------------------------------
                                       2000       1999
--------------------------------------------------------
GIAs -- AIGFP                         $ 9,143    $ 9,430
--------------------------------------------------------
Commercial Paper:
  AIG Funding, Inc.                     1,703        888
  ILFC(a)                               3,857      2,958
  A.I. Credit Corp.                       568        475
  AIG Finance (Taiwan) Limited             90         83
--------------------------------------------------------
  Total                                 6,218      4,404
--------------------------------------------------------
Medium Term Notes:
  ILFC(a)                               2,829      3,226
  AIG                                     493        481
--------------------------------------------------------
  Total                                 3,322      3,707
--------------------------------------------------------
Notes and Bonds Payable:
  ILFC(a)                               5,002      5,016
  AIGFP                                 8,603      7,895
  AIG                                     708        705
--------------------------------------------------------
  Total                                14,313     13,616
--------------------------------------------------------
Loans and Mortgages Payable:
  ILFC(a)(b)                              655        670
  AIG Finance (Hong Kong) Limited(a)      482        566
  AIG Consumer Finance Group,
    Inc.(a)                               451        334
  AIG                                     254        257
--------------------------------------------------------
  Total                                 1,842      1,827
--------------------------------------------------------
Total Borrowings                       34,838     32,984
--------------------------------------------------------
Borrowings not guaranteed by AIG       13,366     12,853
Matched GIA borrowings                  9,143      9,430
Matched notes and bonds
  payable -- AIGFP                      8,033      7,370
--------------------------------------------------------
                                       30,542     29,653
--------------------------------------------------------
Remaining borrowings of AIG           $ 4,296    $ 3,331
--------------------------------------------------------

(a)AIG does not guarantee or support these borrowings.
(b)Capital lease obligations.

     The maturity distributions of total borrowings at March 31, 2000 and December 31, 1999 were as follows:

(in millions)
------------------------------------------------------

                                       2000       1999
--------------------------------------------------------
Short-term borrowings                 $ 9,416    $10,088
Long-term borrowings(a)                25,422     22,896
--------------------------------------------------------
Total borrowings                      $34,838    $32,984
--------------------------------------------------------

(a)Including commercial paper and excluding that portion of long-term debt maturing in less than one year.

     During the first three months of 2000, AIGFP increased the aggregate principal amount outstanding of its notes and bonds payable to $8.60 billion. AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The funds may also be temporarily invested in securities purchased under agreements to resell. (See also the discussions under "Operational Review", "Liquidity" and "Derivatives" herein.)

     AIG Funding, Inc. (Funding), through the issuance of commercial paper, fulfills the short-term cash requirements of AIG and its non-insurance subsidiaries. Funding intends to continue to meet AIG's funding requirements through the issuance of commercial paper guaranteed by AIG. This issuance of Funding's commercial paper is subject to the approval of AIG's Board of Directors. ILFC, A.I. Credit Corp. (AICCO) and AIG Finance (Taiwan)
Limited -- (AIGF-Taiwan), a consumer finance subsidiary in Taiwan, issue commercial paper for the funding of their own operations. AIG does not guarantee AICCO's, ILFC's or AIGF-Taiwan's commercial paper. However, AIG has entered into an agreement in support of AICCO's commercial paper. From time to time, AIGFP may issue commercial paper, which AIG guarantees, to fund its operations. At March 31, 2000, AIGFP had no commercial paper outstanding. (See also the discussion under "Derivatives" herein.)

     AIG and Funding have entered into two syndicated revolving credit facilities (the Facilities) aggregating $1 billion. The Facilities consist of a $500 million 364 day revolving credit facility and a $500 million five year revolving credit facility. The Facilities can be used for general corporate purposes and also provide backup for AIG's commercial paper programs administered by Funding. There are currently no borrowings outstanding under either of the Facilities, nor were any borrowings outstanding as of March 31, 2000.

     At March 31, 2000, ILFC had decreased the aggregate principal amount outstanding of its medium term and term notes to $7.83 billion, a net decrease of $411 million, and recorded a net decline in its capital lease obligations of $15 million and a net increase in its commercial paper of $899 million. At March 31, 2000, ILFC had $1.62 billion in aggregate principal amount of debt securities registered for issuance from time to time. In addition, ILFC established a Euro Medium Term Note Program for $2.0 billion, under which $771 million in notes were sold through March 31, 2000.

     ILFC has an Export Credit Facility, up to a maximum of $4.3 billion, for approximately 75 aircraft to be delivered from 1999 through 2001. ILFC has the right, but is not required, to use the facility to fund 85 percent of each aircraft's purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on the first 75 aircraft depending on the delivery date of the aircraft. Through March 31, 2000, ILFC borrowed $1.48 billion under this facility. Borrowings with respect to this facility are included in Notes and Bonds Payable in the accompanying table of borrowings.

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

     During the first three months of 2000, AIG issued $24 million principal amount of Medium Term Notes and $12 million of previously issued notes matured.

     At March 31, 2000, AIG had $991 million in aggregate principal amount of debt securities registered for issuance from time to time. On May 11, 2000, AIG issued $210 million of 0.5% Cash Exchangeable Equity-Linked Senior Notes due May 15, 2007.

     AIG's capital funds increased $532 million during the first three months of 2000. Unrealized appreciation of investments, net of taxes decreased $8 million. During the first three months of 2000, the cumulative translation adjustment loss, net of taxes decreased $68 million. (See also the discussion under "Operational Review" and "Liquidity" herein.) Retained earnings increased $1.27 billion, resulting from net income less dividends.

     During the period from January 1, 2000 through March 31, 2000, AIG repurchased in the open market 10,351,600 shares of its common stock. AIG intends to continue to buy its common shares in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans.

     Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At March 31, 2000, there were no significant statutory or regulatory issues which would impair AIG's financial condition, results of operations or liquidity. To AIG's knowledge, no AIG company is on any regulatory or similar "watch list". (See also the discussion under "Liquidity" herein.)

     The National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company's statutory surplus to the risk inherent in its overall operations. At March 31, 2000, the adjusted capital of each of AIG's domestic general companies and of each of AIG's domestic life companies exceeded each of their RBC standards by considerable margins.

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

     At March 31, 2000, AIG's consolidated invested assets included $7.13 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first three months of 2000 amounted to $2.50 billion.

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

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG's insurance operations generated approximately $2.9 billion in pre-tax cash flow during the first three months of 2000. Cash flow includes periodic premium collections, including policyholders' contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits, acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance investment operations generated approximately $2.3 billion in investment income cash flow during the first three months of 2000. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains net of realized capital losses.

     In addition to the combined insurance pre-tax operating cash flow, AIG's insurance operations held $6.7 billion in cash and short-term investments at March 31, 2000. The aforementioned operating cash flow and the cash and short-term balances held provided AIG's insurance operations with a significant amount of liquidity.

     This liquidity is available, among other things, to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $11 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $12.5 billion of fixed income securities and marketable equity securities during the first three months of 2000.

     The following table is a summary of AIG's invested assets by significant segment, including investment income due and accrued of $2.10 billion and $2.05 billion, and real estate of $1.62 billion for each period at March 31, 2000 and December 31, 1999, respectively:

(dollars in millions)
--------------------------------------------------------------------------------

                                                               MARCH 31, 2000                        December 31, 1999
                                                           -----------------------                -----------------------
                                                           INVESTED       PERCENT                 INVESTED       PERCENT
                                                            ASSETS        OF TOTAL                 ASSETS        OF TOTAL
-------------------------------------------------------------------------------------------------------------------------
General insurance                                          $ 40,265         20.5%                 $ 39,135         20.6%
Life insurance                                               89,746         45.8                    87,355         46.1
Financial services and asset management                      65,441         33.4                    62,548         33.0
Other                                                           651          0.3                       651          0.3
-------------------------------------------------------------------------------------------------------------------------
Total                                                      $196,103          100%                 $189,689        100.0%
-------------------------------------------------------------------------------------------------------------------------

INSURANCE INVESTED ASSETS

The following tables summarize the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at March 31, 2000 and December 31, 1999:

(dollars in millions)

-----------------------------------------------------------------------------------------------------------------------
                                                                                                  PERCENT DISTRIBUTION
                                                 GENERAL       LIFE                   PERCENT     ---------------------
                MARCH 31, 2000                  INSURANCE    INSURANCE     TOTAL      OF TOTAL    DOMESTIC     FOREIGN
-----------------------------------------------------------------------------------------------------------------------
Fixed maturities:
  Available for sale, at market value(a)         $16,609      $63,525     $ 80,134      61.6%        52.7%       47.3%
  Held to maturity, at amortized cost             11,954           --       11,954       9.2        100.0          --
Equity securities, at market value(b)              4,031        2,565        6,596       5.1         50.8        49.2
Mortgage loans on real estate, policy and
  collateral loans                                    62       10,661       10,723       8.2         56.4        43.6
Short-term investments, including time
  deposits, and cash                               1,382        5,344        6,726       5.2         43.5        56.5
Real estate                                          383        1,134        1,517       1.2         17.3        82.7
Investment income due and accrued                    561        1,465        2,026       1.6         49.9        50.1
Other invested assets                              5,283        5,052       10,335       7.9         85.6        14.4
-----------------------------------------------------------------------------------------------------------------------
Total                                            $40,265      $89,746     $130,011     100.0%        58.9%       41.1%
-----------------------------------------------------------------------------------------------------------------------

(a)Includes $744 million of bonds trading securities, at market value.
(b)Includes $758 million of non-redeemable preferred stocks, at market value.

(dollars in millions)
--------------------------------------------------------------------------------

                                                                                                   Percent Distribution
                                                  General       Life                   Percent     ---------------------
               December 31, 1999                 Insurance    Insurance     Total      of Total    Domestic     Foreign
------------------------------------------------------------------------------------------------------------------------
Fixed maturities:
  Available for sale, at market value(a)           $16,903      $61,022    $ 77,925      61.6%        53.5%       46.5%
  Held to maturity, at amortized cost               12,078           --      12,078       9.5        100.0          --
Equity securities, at market value(b)                4,000        2,503       6,503       5.1         50.2        49.8
Mortgage loans on real estate, policy and
  collateral loans                                      70       10,420      10,490       8.3         57.0        43.0
Short-term investments, including time
  deposits, and cash                                   977        5,710       6,687       5.3         45.1        54.9
Real estate                                            381        1,141       1,522       1.2         18.5        81.5
Investment income due and accrued                      576        1,421       1,997       1.6         48.0        52.0
Other invested assets                                4,150        5,138       9,288       7.4         85.1        14.9
------------------------------------------------------------------------------------------------------------------------
Total                                              $39,135      $87,355    $126,490     100.0%        59.5%       40.5%
------------------------------------------------------------------------------------------------------------------------

(a)Includes $1.04 billion of bonds trading securities, at market value.
(b)Includes $697 million of non-redeemable preferred stocks, at market value.

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

     At March 31, 2000, approximately 58.8 percent of the fixed maturities investments were domestic securities. Approximately 38 percent of such domestic securities were rated AAA. Approximately 14 percent were below investment grade or not rated.

     A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At March 31, 2000, approximately 15 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 12 percent were below investment grade or not rated at that date. A large portion of these fixed maturity securities are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

     At March 31, 2000, approximately 16 percent of the fixed maturities portfolio was collateralized mortgage obligations (CMOs), including minor amounts with respect to commercial mortgage backed securities. Substantially all of the CMOs were investment grade and approximately 17 percent of the CMOs were backed by various U.S. government agencies. CMOs are exposed to interest rate risk as the duration and ultimate realized yield would be affected by the accelerated prepayments of the underlying mortgages.

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

     Mortgage loans on real estate, policy and collateral loans comprised 8.2 percent of AIG's insurance invested assets at March 31, 2000. AIG's insurance operations' holdings of real estate mortgages amounted to $6.79 billion of which
74.8 percent was domestic. At March 31, 2000, only a nominal amount were in default. It is AIG's practice to maintain a maximum loan to value ratio of 75 percent at loan origination. At March 31, 2000, AIG's insurance holdings of collateral loans amounted to $1.06 billion, all of which were foreign. It is AIG's strategy to enter into mortgage and collateral loans as an adjunct primarily to life insurance fixed maturity investments. AIG's policy loans increased from $2.82 billion at December 31, 1999 to $2.88 billion at March 31, 2000.

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

     AIG calculated the VaR with respect to the net fair value of each of AIG's insurance segments as of December 31, 1999 and December 31, 1998. Through March 31, 2000, the economic facts and circumstances have not significantly changed. Therefore, the VaR at December 31, 1999 was representative of a VaR at March 31, 2000. These calculations used the variance-covariance (delta-normal) methodology. These calculations also used daily historical interest and foreign currency exchange rates and equity prices in the two years ending December 31, 1999 and December 31, 1998, as applicable. The VaR model estimated the volatility of each of these rates, equity prices and the correlations among them. For interest rates, each country's yield curve was constructed using eleven separate points on this curve to model possible curve movements. Inter-country correlations were also used. The redemption experience of municipal and corporate fixed maturities and mortgage securities was taken into account as well as the use of financial modeling. Thus, the VaR measured the sensitivity of the asset and the liability portfolios of each of the aforementioned market exposures. Each sensitivity was estimated separately to capture the market exposures within each insurance segment. These sensitivities were then applied to a database, which contained both historical ranges of movements in all market factors and the correlations among them. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value at a confidence level of 95 percent for a time period of one month. At December 31, 1999 and December 31, 1998 the VaR of AIG's insurance segments was approximately $863 million and $760 million for general insurance, respectively, and $1.19 billion and $981 million for life insurance, respectively.

     The following table presents the VaR of each component of market risk for each of AIG's insurance segments as of December 31, 1999 and December 31, 1998. VaR with respect to combined operations cannot be derived by aggregating the individual risk or segment amounts presented herein.

(in millions)
--------------------------------------------------------------------------------

                                                                     GENERAL INSURANCE          LIFE INSURANCE
                                                                     -----------------         -----------------
MARKET RISK                                                          1999         1998         1999         1998
----------------------------------------------------------------------------------------------------------------
Interest rate                                                        $338         $232         $950         $809
Currency                                                               29           26          566          457
Equity                                                                798          716          396          254
----------------------------------------------------------------------------------------------------------------

FINANCIAL SERVICES AND ASSET MANAGEMENT INVESTED ASSETS

     The following table is a summary of the composition of AIG's financial services and asset management invested assets at March 31, 2000 and December 31, 1999. (See also the discussions under "Operational Review: Financial Services Operations", "Operational Review: Asset Management Operations", "Capital Resources" and "Derivatives" herein.)

(dollars in millions)
--------------------------------------------------------------------------------

                                                                        2000                        1999
                                                               ----------------------      ----------------------
                                                               INVESTED      PERCENT       INVESTED      PERCENT
                                                                ASSETS       OF TOTAL       ASSETS       OF TOTAL
-----------------------------------------------------------------------------------------------------------------
Flight equipment primarily under operating leases, net of
  accumulated depreciation                                     $18,117         27.7%       $17,334         27.7%
Unrealized gain on interest rate and currency swaps, options
  and forward transactions                                       8,339         12.7          7,931         12.7
Securities available for sale, at market value                  13,422         20.5         12,954         20.7
Trading securities, at market value                              4,466          6.8          4,391          7.0
Securities purchased under agreements to resell, at contract
  value                                                         10,260         15.7         10,897         17.4
Trading assets                                                   7,528         11.5          5,793          9.3
Spot commodities, at market value                                  764          1.2            683          1.1
Other, including short-term investments                          2,545          3.9          2,565          4.1
-----------------------------------------------------------------------------------------------------------------
Total                                                          $65,441        100.0%       $62,548        100.0%
-----------------------------------------------------------------------------------------------------------------

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During the first three months of 2000, ILFC acquired flight equipment costing $954 million.

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

     AIG calculated the VaR with respect to the net fair value of ILFC using the variance-covariance (delta-normal) methodology. This calculation also used daily historical interest rates for the two years ending December 31, 1999 and December 31, 1998. The VaR model estimated the volatility of each of these interest rates and the correlation among them. The yield curve was constructed using eleven key points on the curve to model possible curve movements. Thus, the VaR measured the sensitivity of the assets and liabilities to the calculated interest rate exposures. These sensitivities were then applied to a database, which contained the historical ranges of movements in interest rates and the correlation among them. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value of a confidence level of 95 percent for a time period of one month. As of December 31, 1999 and December 31, 1998, the VaR with respect to the aforementioned net fair value of ILFC was approximately $50 million and $9 million, respectively. Through March 31, 2000, the economic facts and circumstances have not significantly changed. Therefore, the VaR at December 31, 1999 was representative of a VaR at March 31, 2000.

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

     Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At March 31, 2000, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $229 million of these securities. There were no securities deemed below investment grade at March 31, 2000. There have been no significant downgrades through May 1, 2000. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

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

     The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at March 31, 2000 were as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                GROSS         GROSS
                                                              UNREALIZED    UNREALIZED
                                                                GAINS         LOSSES
--------------------------------------------------------------------------------------
Securities available for sale, at market value                   $ 802         $ 768
Unrealized gain/loss on interest rate and currency swaps,
  options and forward transactions(a)(b)                         8,339         8,636
Trading assets                                                   5,953         4,127
Spot commodities, at market value                                   33            --
Trading liabilities                                                 --         2,415
Securities and spot commodities sold but not yet purchased,
  at market value                                                  401            --
--------------------------------------------------------------------------------------

(a)These amounts are also presented as the respective balance sheet amounts.
(b)At March 31, 2000, AIGTG's replacement values with respect to interest rate and currency swaps were $373 million.

     AIGFP's interest rate and currency risks on securities available for sale, at market, are managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At March 31, 2000, the unrealized gains and losses remaining after the benefit of the offsets were $40 million and $6 million, respectively.

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

     AIG calculated the VaR with respect to AIGFP and AIGTG as of December 31, 1999 and December 31, 1998. Through March 31, 2000, the trading activities and exposures have not significantly changed. Therefore, the VaR at December 31, 1999 was representative of a VaR at March 31, 2000. These calculations used the variance-covariance (delta-normal) methodology. These calculations also used, where appropriate for each entity, daily historical interest and foreign currency exchange rates and equity/commodity prices in the two years ending December 31, 1999 and December 31, 1998, as applicable. The VaR model estimated the volatility of each of these rates, prices and the correlations among them. For interest rates, the yield curves of the United States and certain foreign countries were constructed using eleven separate points on each country's yield curve to model possible curve movements. Inter-country correlations were also used. The redemption experience of corporate fixed maturities was taken into account. Thus, the VaR measured the sensitivity of the asset and the liability portfolios of each of the market exposures. Each sensitivity was estimated separately to capture the market exposures within each entity. These sensitivities were then applied to a database, which contained both historical ranges of movements in all market factors and the correlations among them. The results depict the maximum potential loss in fair value at a confidence level of 95 percent.

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

(in millions)
--------------------------------------------------------------------------------

                                                               AIGFP(A)      AIGTG(B)
                                                              -----------   -----------
                        MARKET RISKS                          1999   1998   1999   1998
---------------------------------------------------------------------------------------
Combined                                                      $24    $42    $ 5    $ 3
Interest rate                                                  23     42      3      3
Currency                                                       --     --      4      2
Equity/Commodity                                                1      2     --     --
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

     All significant derivatives activities are conducted through AIGFP and AIGTG permitting AIG to participate in the derivatives dealer market acting primarily as principal. In these derivative operations, AIG structures agreements which gen-erally allow its counterparties to enter into transactions with respect to changes in interest and exchange rates, securities' prices and certain commodities and financial or commodity indices. Generally, derivatives are used by AIG's customers such as corporations, financial institutions, multinational organizations, sovereign entities, government agencies and municipalities. For example, a futures, forward or option contract can be used to protect the customers' assets or liabilities against price fluctuations.

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

     A significant majority of AIGFP's transactions are contracted and documented under ISDA Master Agreements that provide for legally enforceable set-offs in the event of a default. Also, under such agreements, in connection with a counterparty desiring to terminate a contract prior to maturity, AIGFP may be permitted to set-off its receivables from that counterparty against AIGFP's payables to that same counterparty arising out of all included transactions. Excluding regulated exchange transactions, AIGTG, whenever possible, enters into netting agreements with its counterparties which are similar in effect to those discussed above.

     The following tables provide the notional and contractual amounts of AIGFP's and AIGTG's derivative transactions at March 31, 2000 and December 31, 1999.

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

     The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss after the application of the aforementioned strategies, netting under ISDA Master Agreements and applying collateral held. Prior to the application of these credit enhancements, the gross credit risk with respect to these derivative instruments was $17.90 billion at March 31, 2000. Subsequent to the application of such credit enhancements, the net exposure to credit risk or the net replacement value of all interest rate, currency and equity swaps, swaptions and forward commitments at March 31, 2000, approximated $7.85 billion. The net replacement value for futures and forward contracts at March 31, 2000, approximated $41 million. The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss.

     The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at March 31, 2000 and December 31, 1999:

(in millions)
--------------------------------------------------------------------------------

                                                                        REMAINING LIFE
                                           -------------------------------------------------------------------------
                                             ONE       TWO THROUGH    SIX THROUGH    AFTER TEN    TOTAL      TOTAL
                                             YEAR      FIVE YEARS      TEN YEARS       YEARS       2000       1999
--------------------------------------------------------------------------------------------------------------------
Interest rate, currency and
  equity/commodity swaps and swaptions:
Notional amount:
  Interest rate swaps                      $ 90,760     $130,912       $ 77,337       $ 7,555    $306,564   $281,682
  Currency swaps                             29,148       28,956         25,700         4,207      88,011     83,673
  Swaptions and equity swaps                 11,214       23,915          9,889         2,802      47,820     48,002
--------------------------------------------------------------------------------------------------------------------
Total                                      $131,122     $183,783       $112,926       $14,564    $442,395   $413,357
--------------------------------------------------------------------------------------------------------------------
Futures and forward contracts:
Exchange traded futures contracts
  contractual amount                       $  9,217           --             --            --    $  9,217   $  6,587
--------------------------------------------------------------------------------------------------------------------
Over the counter forward contracts
  contractual amount                       $ 21,943     $    316       $     48            --    $ 22,307   $ 21,873
--------------------------------------------------------------------------------------------------------------------

     AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At March 31, 2000 and December 31, 1999, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                  NET REPLACEMENT VALUE
                                                              ------------------------------
                                                              SWAPS AND       FUTURES AND       TOTAL     TOTAL
                                                              SWAPTIONS    FORWARD CONTRACTS     2000      1999
----------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                          $2,556            $ --           $2,556    $2,067
  AA                                                            2,684              41            2,725     2,839
  A                                                             1,609              --            1,609     1,576
  BBB                                                             947              --              947       997
  Below investment grade                                           49              --               49        55
----------------------------------------------------------------------------------------------------------------
Total                                                          $7,845            $ 41           $7,886    $7,534
----------------------------------------------------------------------------------------------------------------

     At March 31, 2000 and December 31, 1999, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                  NET REPLACEMENT VALUE
                                                              ------------------------------
                                                              SWAPS AND       FUTURES AND       TOTAL     TOTAL
                                                              SWAPTIONS    FORWARD CONTRACTS     2000      1999
----------------------------------------------------------------------------------------------------------------
Non-U.S. banks                                                 $2,500            $ 41           $2,541    $2,515
Insured municipalities                                            357              --              357       352
U.S. industrials                                                  908              --              908       780
Governmental                                                      248              --              248       180
Non-U.S. financial service companies                              207              --              207       158
Non-U.S. industrials                                            1,112              --            1,112     1,117
Special purpose                                                   955              --              955       716
U.S. banks                                                        217              --              217       510
U.S. financial service companies                                1,208              --            1,208     1,112
Supranationals                                                    133              --              133        94
----------------------------------------------------------------------------------------------------------------
Total                                                          $7,845            $ 41           $7,886    $7,534
----------------------------------------------------------------------------------------------------------------

     The following tables provide the contractual and notional amounts of AIGTG's derivatives portfolio at March 31, 2000 and December 31, 1999. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the March 31, 2000 balances based upon the expected timing of the future cash flows.

     The gross replacement values presented represent the sum of the estimated positive fair values of all of AIGTG's derivatives contracts at March 31, 2000 and December 31, 1999. These values do not represent the credit risk to AIGTG.

     Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss.

     The following tables present AIGTG's derivatives portfolio and the associated credit exposure, if applicable, by maturity and type of derivative at March 31, 2000 and December 31, 1999:

(in millions)
--------------------------------------------------------------------------------

                                                               REMAINING LIFE
                                              ------------------------------------------------
                                                ONE      TWO THROUGH   SIX THROUGH   AFTER TEN    TOTAL      TOTAL
                                                YEAR     FIVE YEARS     TEN YEARS      YEARS       2000       1999
--------------------------------------------------------------------------------------------------------------------
Contractual amount of futures, forwards and
  options:
  Exchange traded futures and options         $ 11,818     $ 5,753       $    32      $   --     $ 17,603   $ 18,908
--------------------------------------------------------------------------------------------------------------------
  Forwards                                    $217,120     $17,648       $ 2,687      $   --     $237,455   $220,428
--------------------------------------------------------------------------------------------------------------------
  Over the counter purchased options          $ 75,056     $12,967       $14,519      $  975     $103,517   $ 83,871
--------------------------------------------------------------------------------------------------------------------
  Over the counter sold options(a)            $ 74,520     $13,105       $14,688      $1,029     $103,342   $ 86,726
--------------------------------------------------------------------------------------------------------------------
Notional amount:
  Interest rate swaps and forward rate
    agreements                                $ 31,885     $36,291       $ 4,668      $   60     $ 72,904   $ 80,436
  Currency swaps                                 1,580       6,323         1,444          --        9,347      8,359
  Swaptions                                      1,025       6,715         2,092         145        9,977      9,996
--------------------------------------------------------------------------------------------------------------------
Total                                         $ 34,490     $49,329       $ 8,204      $  205     $ 92,228   $ 98,791
--------------------------------------------------------------------------------------------------------------------
Credit exposure:
  Futures, forwards, swaptions and purchased
    options contracts and interest rate and
    currency swaps:
  Gross replacement value                     $  6,203     $ 1,387       $   200      $   19     $  7,809   $  7,889
  Master netting arrangements                   (3,959)       (394)         (108)         (2)      (4,463)    (4,580)
  Collateral                                      (159)        (41)           (5)         --         (205)      (209)
--------------------------------------------------------------------------------------------------------------------
Net replacement value(b)                      $  2,085     $   952       $    87      $   17     $  3,141   $  3,100
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

     AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At March 31, 2000 and December 31, 1999, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                 NET REPLACEMENT VALUE
                                                                -----------------------
                                                                 2000             1999
---------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                           $  281           $  276
  AA                                                             1,201            1,241
  A                                                              1,046            1,010
  BBB                                                              250              256
  Below investment grade                                            40               49
  Not externally rated, including exchange traded futures
    and options*                                                   323              268
---------------------------------------------------------------------------------------
Total                                                           $3,141           $3,100
---------------------------------------------------------------------------------------
Counterparty breakdown by industry:
  Non-U.S. banks                                                $1,395              926
  U.S. industrials                                                  71               70
  Governmental                                                     148              178
  Non-U.S. financial service companies                             325              698
  Non-U.S. industrials                                             193              176
  U.S. banks                                                       300              401
  U.S. financial service companies                                 386              383
  Exchanges*                                                       323              268
---------------------------------------------------------------------------------------
Total                                                           $3,141           $3,100
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

     (b) There have been no reports on Form 8-K filed during the quarter ended March 31, 2000.

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

Dated: May 12, 2000

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