Form 10-Q
period 2000-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 2000-08-14
CIK 5272

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

             FOR THE TRANSITION PERIOD FROM           TO

         FOR QUARTER ENDED JUNE 30, 2000 COMMISSION FILE NUMBER 1-8787

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

                       YES  [ X ]                NO  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2000: 1,542,555,812. (Adjusting on a pro forma basis, common shares outstanding would have been 2,313,833,718 after reflecting a common stock split in the form of a 50 percent common stock dividend paid July 28, 2000.)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       AMERICAN INTERNATIONAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS:
  Investments and cash:
     Fixed maturities:
       Bonds available for sale, at market value (amortized
        cost: 2000 -- $84,129; 1999 -- $78,218).............   $ 82,577        $ 77,028
       Bonds held to maturity, at amortized cost (market
        value: 2000 -- $12,235; 1999 -- $12,202)............     11,915          12,078
       Bonds trading securities, at market value (cost:
        2000 -- $787; 1999 -- $1,057).......................        788           1,038
     Equity securities:
       Common stocks (cost: 2000 -- $5,710;
        1999 -- $5,496).....................................      5,979           6,002
       Non-redeemable preferred stocks (cost: 2000 -- $769;
        1999 -- $718).......................................        732             712
     Mortgage loans on real estate, net of allowance
      (2000 -- $80; 1999 -- $78)............................      7,207           7,139
     Policy Loans...........................................      2,933           2,822
     Collateral and guaranteed loans, net of allowance
      (2000 -- $72; 1999 -- $74)............................      2,193           2,173
     Financial services and asset management assets:
       Flight equipment primarily under operating leases,
        net of accumulated depreciation (2000 -- $2,530;
        1999 -- $2,200).....................................     19,048          17,334
       Securities available for sale, at market value (cost:
        2000 -- $13,177; 1999 -- $12,920)...................     13,214          12,954
       Trading securities, at market value..................      3,870           4,391
       Spot commodities, at market value....................        530             683
       Unrealized gain on interest rate and currency swaps,
        options and forward transactions....................      8,175           7,931
       Trading assets.......................................      7,445           5,793
       Securities purchased under agreements to resell, at
        contract value......................................      9,774          10,897
     Other invested assets..................................     10,409           9,900
     Short-term investments, at cost (approximates market
      value)................................................      6,435           7,007
     Cash...................................................        314             132
                                                               --------        --------
            Total investments and cash......................    193,538         186,014
  Investment income due and accrued.........................      2,160           2,054
  Premiums and insurance balances receivable, net of
     allowance (2000 -- $152; 1999 -- $133).................     13,969          12,737
  Reinsurance assets........................................     19,692          19,368
  Deferred policy acquisition costs.........................     10,007           9,624
  Investments in partially-owned companies..................        345             346
  Real estate and other fixed assets, net of accumulated
     depreciation (2000 -- $1,956; 1999 -- $1,892)..........      2,967           2,933
  Separate and variable accounts............................     32,378          29,666
  Other assets..............................................      6,158           5,496
                                                               --------        --------
            Total assets....................................   $281,214        $268,238
                                                               ========        ========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
LIABILITIES:
  Reserve for losses and loss expenses......................   $ 38,359        $ 38,252
  Reserve for unearned premiums.............................     11,636          11,450
  Future policy benefits for life and accident and health
     insurance contracts....................................     37,272          34,608
  Policyholders' contract deposits..........................     44,710          42,549
  Other policyholders' funds................................      3,509           3,236
  Reserve for commissions, expenses and taxes...............      2,565           2,598
  Insurance balances payable................................      2,727           2,254
  Funds held by companies under reinsurance treaties........        875             861
  Income taxes payable:
     Current................................................         20             138
     Deferred...............................................      1,022             751
  Financial services and asset management liabilities:
     Borrowings under obligations of guaranteed investment
      agreements............................................     10,331           9,430
     Securities sold under agreements to repurchase, at
      contract value........................................      5,634           6,116
     Trading liabilities....................................      3,575           3,821
     Securities and spot commodities sold but not yet
      purchased, at market value............................      7,436           6,413
     Unrealized loss on interest rate and currency swaps,
      options and forward transactions......................      7,709           8,624
     Trust deposits and deposits due to banks and other
      depositors............................................      1,985           2,175
     Commercial paper.......................................      4,285           2,958
     Notes, bonds and loans payable.........................     17,629          16,806
  Commercial paper..........................................      1,094           1,446
  Notes, bonds, loans and mortgages payable.................      2,618           2,344
  Separate and variable accounts............................     32,378          29,666
  Minority interests........................................      1,407           1,350
  Other liabilities.........................................      6,388           6,191
                                                               --------        --------
          Total liabilities.................................    245,164         234,037
                                                               --------        --------
  Preferred shareholders' equity in subsidiary companies....      1,245             895
                                                               --------        --------
CAPITAL FUNDS:
  Common stock, $2.50 par value; 5,000,000,000 shares
     authorized; shares issued 2000 -- 1,660,706,366;
     1999 -- 1,660,707,090..................................      4,152           4,152
  Additional paid-in capital................................      2,037           2,080
  Retained earnings.........................................     33,638          31,040
  Accumulated other comprehensive income....................     (2,455)         (2,103)
  Treasury stock, at cost; 2000 -- 118,150,554;
     1999 -- 111,579,044 shares of common stock.............     (2,567)         (1,863)
                                                               --------        --------
          Total capital funds...............................     34,805          33,306
                                                               --------        --------
          Total liabilities and capital funds...............   $281,214        $268,238
                                                               ========        ========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            SIX MONTHS          THREE MONTHS
                                                          ENDED JUNE 30,       ENDED JUNE 30,
                                                         -----------------    ----------------
                                                          2000       1999      2000      1999
                                                         -------    ------    ------    ------
General insurance operations:
  Net premiums written.................................  $ 8,730    $8,245    $4,504    $4,191
  Change in unearned premium reserve...................     (221)     (492)     (102)     (213)
                                                         -------    ------    ------    ------
  Net premiums earned..................................    8,509     7,753     4,402     3,978
  Net investment income................................    1,323     1,237       660       617
  Realized capital gains (losses)......................        9       139        (3)       61
                                                         -------    ------    ------    ------
                                                           9,841     9,129     5,059     4,656
                                                         -------    ------    ------    ------
  Losses and loss expenses incurred....................    6,394     5,787     3,306     2,944
  Underwriting expenses................................    1,676     1,548       869       809
                                                         -------    ------    ------    ------
                                                           8,070     7,335     4,175     3,753
                                                         -------    ------    ------    ------
  Operating income.....................................    1,771     1,794       884       903
                                                         -------    ------    ------    ------
Life insurance operations:
  Premium income.......................................    6,665     5,857     3,387     2,984
  Net investment income................................    3,411     3,037     1,740     1,535
  Realized capital losses..............................      (58)      (49)      (29)      (28)
                                                         -------    ------    ------    ------
                                                          10,018     8,845     5,098     4,491
                                                         -------    ------    ------    ------
  Death and other benefits.............................    2,695     2,370     1,448     1,191
  Increase in future policy benefits...................    3,949     3,514     1,890     1,763
  Acquisition and insurance expenses...................    1,725     1,575       894       801
                                                         -------    ------    ------    ------
                                                           8,369     7,459     4,232     3,755
                                                         -------    ------    ------    ------
  Operating income.....................................    1,649     1,386       866       736
                                                         -------    ------    ------    ------
Financial services operating income....................      585       506       304       255
Asset management operating income......................      210       131       106        73
Other realized capital losses..........................       (6)      (13)       (2)       (6)
Other income (deductions) -- net.......................     (122)      (87)      (62)      (45)
                                                         -------    ------    ------    ------
Income before income taxes and minority interest.......    4,087     3,717     2,096     1,916
                                                         -------    ------    ------    ------
Income taxes -- Current................................      712       749       404       371
               -- Deferred.............................      501       342       219       198
                                                         -------    ------    ------    ------
                                                           1,213     1,091       623       569
                                                         -------    ------    ------    ------
Income before minority interest........................    2,874     2,626     1,473     1,347
                                                         -------    ------    ------    ------
Minority interest......................................     (121)     (150)      (66)      (70)
                                                         -------    ------    ------    ------
Net income.............................................  $ 2,753    $2,476    $1,407    $1,277
                                                         =======    ======    ======    ======
Earnings per common share*
  Basic................................................  $  1.19    $ 1.06    $ 0.61    $ 0.55
                                                         =======    ======    ======    ======
  Diluted..............................................  $  1.17    $ 1.05    $ 0.60    $ 0.54
                                                         =======    ======    ======    ======
Cash dividends per common share*.......................  $ 0.067    $0.060    $0.033    $0.030
                                                         =======    ======    ======    ======
Average shares outstanding*
  Basic................................................    2,317     2,322     2,313     2,323
                                                         -------    ------    ------    ------
  Diluted..............................................    2,343     2,352     2,339     2,353
                                                         -------    ------    ------    ------

---------------
* Share information reflects an adjustment on a pro forma basis for a common stock split in the form of a 50 percent common stock dividend paid July 28, 2000.

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                 (UNAUDITED)
Cash Flows From Operating Activities:
Net Income..................................................  $ 2,753    $ 2,476
                                                              -------    -------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Non-cash revenues, expenses, gains and losses included in
     income:
  Change in:
     General and life insurance reserves....................    3,008      1,993
     Premiums and insurance balances receivable and
      payable -- net........................................     (759)    (1,480)
     Reinsurance assets.....................................     (324)      (495)
     Deferred policy acquisition costs......................     (383)      (683)
     Investment income due and accrued......................     (106)       (91)
     Funds held under reinsurance treaties..................       14        (17)
     Other policyholders' funds.............................      273        135
     Current and deferred income taxes -- net...............      383        448
     Reserve for commissions, expenses and taxes............      (33)       576
     Other assets and liabilities -- net....................     (894)      (281)
     Trading assets and liabilities -- net..................   (1,898)     1,446
     Trading securities, at market value....................      521        342
     Spot commodities, at market value......................      153       (102)
     Net unrealized gain on interest rate and currency
      swaps, options and forward transactions...............   (1,159)     3,083
     Securities purchased under agreements to resell........    1,123     (6,397)
     Securities sold under agreements to repurchase.........     (482)    (1,508)
     Securities and spot commodities sold but not yet
      purchased, at market value............................    1,023      2,614
  Realized capital gains (losses)...........................       55        (77)
  Equity in income of partially-owned companies and other
     invested assets........................................      (45)      (176)
  Depreciation expenses, principally flight equipment.......      557        516
  Change in cumulative translation adjustments..............        4       (279)
  Other -- net..............................................      (71)        85
                                                              -------    -------
  Total Adjustments.........................................      960       (348)
                                                              -------    -------
Net cash provided by operating activities...................  $ 3,713    $ 2,128
                                                              -------    -------

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                                 (IN MILLIONS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                  (UNAUDITED)
Cash Flows From Investing Activities:
  Cost of fixed maturities, at amortized cost matured or
     redeemed...............................................  $    581    $    469
  Cost of bonds, at market sold.............................    11,813      18,878
  Cost of bonds, at market matured or redeemed..............     3,748       3,385
  Cost of equity securities sold............................     2,811       1,731
  Realized capital gains (losses)...........................       (55)         77
  Purchases of fixed maturities.............................   (21,075)    (32,272)
  Purchases of equity securities............................    (3,093)     (1,684)
  Mortgage, policy and collateral loans granted.............    (1,103)     (2,224)
  Repayments of mortgage, policy and collateral loans.......       904       1,953
  Sales of securities available for sale....................     2,894       3,042
  Maturities of securities available for sale...............     1,102         690
  Purchases of securities available for sale................    (4,273)     (4,509)
  Sales of flight equipment.................................        79         242
  Purchases of flight equipment.............................    (2,146)     (2,310)
  Net additions to real estate and other fixed assets.......      (240)       (143)
  Sales or distributions of other invested assets...........     2,279       1,689
  Investments in other invested assets......................    (2,676)     (2,634)
  Change in short-term investments..........................       588         486
  Investments in partially-owned companies..................        --          40
                                                              --------    --------
Net cash used in investing activities.......................    (7,862)    (13,094)
                                                              --------    --------
Cash Flows From Financing Activities:
  Change in policyholders' contract deposits................     2,161       7,541
  Change in trust deposits and deposits due to banks and
     other depositors.......................................      (190)        255
  Change in commercial paper................................       975         185
  Proceeds from notes, bonds, loans and mortgages payable...     5,537       7,924
  Repayments on notes, bonds, loans and mortgages payable...    (4,447)     (5,079)
  Proceeds from guaranteed investment agreements............     3,772       2,095
  Maturities of guaranteed investment agreements............    (2,871)     (2,411)
  Proceeds from subsidiary company preferred stock issued...       350          --
  Proceeds from common stock issued.........................        85         152
  Cash dividends to shareholders............................      (155)       (140)
  Acquisition of treasury stock.............................      (920)       (135)
  Proceeds from redemption of Premium Equity Redemption
     Cumulative Security Units..............................        --         431
  Other -- net..............................................        34          15
                                                              --------    --------
Net cash provided by financing activities...................     4,331      10,833
                                                              --------    --------
Change in cash..............................................       182        (133)
Cash at beginning of period.................................       132         303
                                                              --------    --------
Cash at end of period.......................................  $    314    $    170
                                                              ========    ========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                            SIX MONTHS          THREE MONTHS
                                                          ENDED JUNE 30,       ENDED JUNE 30,
                                                         -----------------    ----------------
                                                          2000      1999       2000      1999
                                                         ------    -------    ------    ------
Net income.............................................  $2,753    $ 2,476    $1,407    $1,277
Other comprehensive income:
  Unrealized depreciation of investments -- net of
     reclassification adjustments......................    (579)    (1,344)     (594)     (436)
     Deferred income tax benefit on changes............     199        499       222       174
  Foreign currency translation adjustments.............       4       (279)      (45)      (36)
     Applicable income tax benefit on changes..........      24          5         5         8
                                                         ------    -------    ------    ------
  Total................................................    (352)    (1,119)     (412)     (290)
                                                         ------    -------    ------    ------
Comprehensive income...................................  $2,401    $ 1,357    $  995    $  987
                                                         ======    =======    ======    ======

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 2000
                                  (UNAUDITED)

a) These statements are unaudited. In the opinion of management, all adjustments consisting of normal recurring accruals have been made for a fair presentation of the results shown. All material intercompany accounts and transactions have been eliminated. For further information, refer to the Annual Report on Form 10-K of AIG for the year ended December 31, 1999.

b) Earnings per share of AIG are based on the weighted average number of common shares outstanding during the period, retroactively adjusted to reflect all stock splits. Following are the net income per share figures, before and after adjustment for the common stock split in the form of a 50 percent common stock dividend paid July 28, 2000:

                                                         SIX MONTHS          SECOND QUARTER
                                                      ----------------      ----------------
                                                      2000       1999       2000       1999
                                                      -----      -----      -----      -----
Pre-split -- basic..............................      $1.78      $1.60      $0.91      $0.83
Post-split -- basic.............................      $1.19      $1.06      $0.61      $0.55
Pre-split -- diluted............................      $1.76      $1.58      $0.90      $0.81
Post-split -- diluted...........................      $1.17      $1.05      $0.60      $0.54

    Cash dividends per common share reflect the adjustment for a common stock split in the form of a 50 percent common stock dividend paid July 28, 2000. Following are the dividend per share figures before and after adjustment for the stock split:

                                                     SIX MONTHS      SECOND QUARTER
                                                   ---------------   ---------------
                                                    2000     1999     2000     1999
                                                   ------   ------   ------   ------
Pre-split........................................  $0.100   $0.090   $0.050   $0.045
Post-split.......................................  $0.067   $0.060   $0.033   $0.030

c) Cash flow information for the six month periods ended June 30, 2000 and 1999 is as follows:

                                                             2000      1999
                                                            ------    ------
                                                             (IN MILLIONS)
Income taxes paid.........................................  $  718    $  696
Interest paid.............................................  $1,187    $1,075

d)  Segment Information:

    The following table summarizes the operations by major operating segment for the first six months and second quarter of 2000 and 1999 (in millions):

                                                                    OPERATING SEGMENTS
                                                           -------------------------------------
                                                              SIX MONTHS         THREE MONTHS
                                                            ENDED JUNE 30,      ENDED JUNE 30,
                                                           -----------------   -----------------
                                                            2000      1999      2000      1999
                                                           -------   -------   -------   -------
Revenues(1):
  General Insurance......................................  $ 9,841   $ 9,129   $ 5,059   $ 4,656
  Life Insurance.........................................   10,018     8,845     5,098     4,491
  Financial Services.....................................    1,870     1,603       975       814
  Asset Management.......................................      593       456       296       240
  Other..................................................       (6)      (13)       (2)       (6)
                                                           -------   -------   -------   -------
    Total................................................  $22,316   $20,020   $11,426   $10,195
                                                           =======   =======   =======   =======
Operating income:
  General Insurance......................................  $ 1,771   $ 1,794   $   884   $   903
  Life Insurance.........................................    1,649     1,386       866       736
  Financial Services.....................................      585       506       304       255
  Asset Management.......................................      210       131       106        73
  Other..................................................     (128)     (100)      (64)      (51)
                                                           -------   -------   -------   -------
    Total................................................  $ 4,087   $ 3,717   $ 2,096   $ 1,916
                                                           =======   =======   =======   =======

    -------------------

    (1) Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transaction and other fees, asset management commissions and other fees, and realized capital gains (losses).

    The following table summarizes AIG's general insurance operations by major reporting group for the first six months and second quarter of 2000 and 1999 (in millions):

                                                                      GENERAL INSURANCE
                                                             ------------------------------------
                                                                SIX MONTHS         THREE MONTHS
                                                              ENDED JUNE 30,      ENDED JUNE 30,
                                                             ----------------    ----------------
                                                              2000      1999      2000      1999
                                                             ------    ------    ------    ------
Revenues:
  Domestic Brokerage Group.................................  $5,109    $4,822    $2,650    $2,396
  Foreign General..........................................   3,247     2,999     1,654     1,569
  Other....................................................   1,485     1,308       755       691
                                                             ------    ------    ------    ------
    Total..................................................  $9,841    $9,129    $5,059    $4,656
                                                             ======    ======    ======    ======
Operating income before realized capital gains(1):
  Domestic Brokerage Group.................................  $  972    $  841    $  515    $  411
  Foreign General..........................................     504       514       241       262
  Other....................................................     286       300       131       169
                                                             ------    ------    ------    ------
    Total..................................................  $1,762    $1,655    $  887    $  842
                                                             ======    ======    ======    ======

    -------------------

    (1) Realized capital gains are not deemed to be an integral part of AIG's general insurance operations' internal reporting groups.

    The following table summarizes AIG's life insurance operations by major reporting group for the first six months and second quarter of 2000 and 1999 (in millions):

                                                                       LIFE INSURANCE
                                                            -------------------------------------
                                                               SIX MONTHS          THREE MONTHS
                                                             ENDED JUNE 30,       ENDED JUNE 30,
                                                            -----------------    ----------------
                                                             2000       1999      2000      1999
                                                            -------    ------    ------    ------
Revenues:
  American International Assurance Company Ltd. and Nan
    Shan
    Life Insurance Company, Ltd. .........................  $ 4,676    $4,011    $2,408    $2,086
  American Life Insurance Company.........................    2,750     2,526     1,378     1,251
  Domestic Life...........................................    2,364     2,108     1,198     1,056
  Other...................................................      228       200       114        98
                                                            -------    ------    ------    ------
    Total.................................................  $10,018    $8,845    $5,098    $4,491
                                                            =======    ======    ======    ======
Operating income before realized capital gains(1):
  American International Assurance Company Ltd. and Nan
    Shan
    Life Insurance Company, Ltd. .........................  $   673    $  561    $  360    $  298
  American Life Insurance Company.........................      372       339       190       174
  Domestic Life...........................................      625       504       326       275
  Other...................................................       37        31        19        17
                                                            -------    ------    ------    ------
    Total.................................................  $ 1,707    $1,435    $  895    $  764
                                                            =======    ======    ======    ======

    -------------------

    (1) Realized capital gains are not deemed to be an integral part of AIG's life insurance operations' internal reporting groups.

    The following table summarizes AIG's financial services operations by major reporting group for the first six months and second quarter of 2000 and 1999 (in millions):

                                                                      FINANCIAL SERVICES
                                                              ----------------------------------
                                                                 SIX MONTHS        THREE MONTHS
                                                               ENDED JUNE 30,     ENDED JUNE 30,
                                                              ----------------    --------------
                                                               2000      1999     2000     1999
                                                              ------    ------    -----    -----
Revenues:
  International Lease Finance Corporation ..................  $1,157    $1,077    $607     $565
  AIG Financial Products Corp. .............................     451       306     239      138
  AIG Trading Group Inc. ...................................     135       128      62       64
  Other.....................................................     127        92      67       47
                                                              ------    ------    ----     ----
    Total...................................................  $1,870    $1,603    $975     $814
                                                              ======    ======    ====     ====
Operating income:
  International Lease Finance Corporation ..................  $  310    $  284    $171     $151
  AIG Financial Products Corp. .............................     278       196     139       95
  AIG Trading Group Inc. ...................................      35        67      13       28
  Other.....................................................     (38)      (41)    (19)     (19)
                                                              ------    ------    ----     ----
    Total...................................................  $  585    $  506    $304     $255
                                                              ======    ======    ====     ====

e) Statement of Accounting Standards No. 130 "Comprehensive Income" (FASB 130) establishes standards for reporting comprehensive income and its components as part of capital funds. The reclassification adjustments with respect to available for sale securities were $(55) million and $77 million for the first six months and $(34) million and $27 million for the second quarter of 2000 and 1999, respectively.

f) Derivatives Accounting Policy: AIG Financial Products Corp. and its subsidiaries (AIGFP) and AIG Trading Group Inc. and its subsidiaries (AIGTG) enter into future, forward, swap and option derivative transactions. These transactions are marked to market. With the exception of the derivatives used in market hedging activities with respect to securities available for sale, at market, the marks to market on all such other derivative transactions are recognized in income currently. The mark to market with respect to derivatives which hedge the market movements of securities available for sale, at market is recognized as a component of unrealized appreciation of investments, net of taxes. When the underlying security is sold, the loss or gain resulting from the hedging derivative transaction is recognized as income in that same period.

g) In June 1998, FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FASB
    133). This statement requires AIG to recognize all derivatives in the consolidated balance sheet measuring these derivatives at fair value. The recognition of the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative. Currently, AIGTG and AIGFP present, in all material respects, the changes in fair value of their derivative transactions as a component of AIG's operating income. AIG is evaluating the impact of FASB 133 with respect to derivative transactions entered into by other AIG operations. AIG believes that the impact of FASB 133 on its results of operations, financial condition or liquidity will not be significant. FASB 133 is effective for the year commencing January 1, 2001.

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

     AIG's Foreign General insurance group accepts risks primarily underwritten through American International Underwriters (AIU), a marketing unit consisting of wholly owned agencies and insurance entities. The Foreign General insurance group also includes business written by AIG's foreign-based insurance subsidiaries for their own accounts. The Foreign General group uses various marketing methods to write both business and personal lines insurance with certain refinements for local laws, customs and needs. AIU operates in over 70 countries in Asia, the Pacific Rim, Europe, Africa, Middle East and Latin America. Transatlantic's foreign operations are included in this group. (See also Note (d) of Notes to Financial Statements.)

     General insurance operations for the six month periods ending June 30, 2000 and 1999 were as follows:

(in millions)
------------------------------------------------------

                                       2000        1999
-------------------------------------------------------
Net premiums written:
  Domestic                           $5,651      $5,439
  Foreign                             3,079       2,806
-------------------------------------------------------
Total                                $8,730      $8,245
-------------------------------------------------------
Net premiums earned:
  Domestic                           $5,550      $5,010
  Foreign                             2,959       2,743
-------------------------------------------------------
Total                                $8,509      $7,753
-------------------------------------------------------
Adjusted underwriting profit:
  Domestic                           $  227      $  148
  Foreign                               212         270
-------------------------------------------------------
Total                                $  439      $  418
-------------------------------------------------------
Net investment income:
  Domestic                           $1,031      $  993
  Foreign                               292         244
-------------------------------------------------------
Total                                $1,323      $1,237
-------------------------------------------------------
Operating income before realized
  capital gains:
  Domestic                           $1,258      $1,141
  Foreign                               504         514
-------------------------------------------------------
Total                                 1,762       1,655
Realized capital gains                    9         139
-------------------------------------------------------
Operating income                     $1,771      $1,794
-------------------------------------------------------

     During the first six months of 2000, the net premiums written and net premiums earned in AIG's general insurance operations increased 5.9 percent and
9.7 percent, respectively, from those of 1999.

     General insurance domestic net premiums written and net premiums earned for the six month periods ending June 30, 2000 and 1999 were as follows:

(in millions)
------------------------------------------------------

                                       2000        1999
-------------------------------------------------------
Net premiums written:
  DBG                                $4,200      $4,193
  Personal Lines                      1,233       1,056
  Mortgage Guaranty                     218         190
-------------------------------------------------------
Total                                $5,651      $5,439
-------------------------------------------------------
Net premiums earned:
  DBG                                $4,183      $3,839
  Personal Lines                      1,147         978
  Mortgage Guaranty                     220         193
-------------------------------------------------------
Total                                $5,550      $5,010
-------------------------------------------------------

     During the latter part of 1999, the commercial insurance market continued to experience some rate increases. However, this market remains competitive and excessively capitalized. DBG continued to monitor its operations, canceling, non-renewing or losing business where underwriting and pricing standards could not be achieved. During the first six months of 2000, DBG declined to renew $202 million of business. DBG has been able to sustain some growth in various specialty markets, such as pollution, excess liability and risk management, where AIG provides cost effective coverages for large complex risks, underwriting flexibility, and creative risk financing solutions. Virtually all areas of DBG experienced rate increases and in some classes such as health care, property and surplus lines rates are rising more rapidly. Excluding non-renewed business DBG's net premiums written increased approximately five percent.

     As reflected in the preceding table showing the distribution of net premiums written, domestic growth was primarily achieved through the growth in the personal auto insurance segment of Personal Lines. Personal Lines net premiums written increased $177 million in the first six months of 2000 over the same period of 1999. The increase was related to the significant growth in the number of policies issued with respect to the preferred, standard and non-standard auto risks.

     Growth of 9.8 percent and 7.9 percent for foreign general insurance net premiums written and net premiums earned, respectively, in the first six months of 2000 over 1999 reflects growth of operations in the United Kingdom and the Far East. Foreign general insurance operations produced 35.3 percent of the general insurance net premiums written in the first six months of 2000 and 34.0 percent in 1999.

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

     AIG, along with most general insurance entities, uses the loss ratio, the expense ratio and the combined ratio as measures of performance. The loss ratio is derived as the sum of losses and loss expenses incurred divided by net premiums earned. The expense ratio is derived as statutory underwriting expenses divided by net premiums written. The combined ratio is the sum of the loss ratio and the expense ratio. These ratios are relative measurements that describe for every $100 of net premiums earned or written, the cost of losses and statutory expenses, respectively. The combined ratio presents the total cost per $100 of premium production. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting loss. The statutory general insurance ratios were as follows:
------------------------------------------------------

                                       2000        1999
-------------------------------------------------------
Domestic:
  Loss Ratio                          81.02       81.21
  Expense Ratio                       16.23       16.18
-------------------------------------------------------
Combined Ratio                        97.25       97.39
-------------------------------------------------------
Foreign:
  Loss Ratio                          64.12       62.64
  Expense Ratio                       28.92       28.26
-------------------------------------------------------
Combined Ratio                        93.04       90.90
-------------------------------------------------------
Consolidated:
  Loss Ratio                          75.14       74.64
  Expense Ratio                       20.71       20.29
-------------------------------------------------------
Combined Ratio                        95.85       94.93
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

     The adjusted underwriting profits were $439 million in the first six months of 2000 and $418 million in the same period of 1999. The regulatory, product type and competitive environment as well as the degree of litigation activity in any one country varies significantly. These factors have a direct impact on pricing and consequently profitability as reflected by adjusted underwriting profit and statutory general insurance ratios.

     AIG's results reflect the net impact of incurred losses from catastrophes approximating $44 million in the first six months of 2000. AIG's gross incurred losses from catastrophes approximated $112 million in 2000. There were no catastrophe losses in the first six months of 1999.

     If catastrophes were excluded from the losses incurred, the pro forma consolidated statutory general insurance ratios would be as follows:

--------------------------------------------------------
                                           2000    1999
--------------------------------------------------------
Loss Ratio                                 74.62   74.64
Expense Ratio                              20.71   20.29
--------------------------------------------------------
Combined Ratio                             95.33   94.93
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

     General insurance net investment income in the first six months of 2000 increased 6.9 percent when compared to the same period of 1999. The growth in net investment income in 2000 was primarily attributable to new cash flow for investment. The new cash flow was generated from net general insurance operating cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     General insurance realized capital gains were $9 million in the first six months of 2000 and $139 million in 1999. These realized gains resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

     General insurance operating income in the first six months of 2000 decreased 1.3 percent when compared to the same period of 1999. The contribution of general insurance operating income to income before income taxes and minority interest was 43.3 percent in 2000 compared to 48.3 percent in 1999.

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

     AIG's general reinsurance assets amounted to $19.45 billion and resulted from AIG's reinsurance arrangements. Thus, a credit exposure existed at June 30, 2000 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 1999, approximately 50 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances were collateralized. The remaining 50 percent of the general reinsurance assets were from authorized reinsurers and over 95 percent of such balances are from reinsurers rated A-(excellent) or better, as rated by A.M. Best. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Through June 30, 2000, these distribution percentages have not significantly changed.

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

     At June 30, 2000, the consolidated general reinsurance assets of $19.45 billion include reinsurance recoverables for paid losses and loss expenses of $2.67 billion and $13.69 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently. It is AIG's belief that the ceded reserves at June 30, 2000 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

     At June 30, 2000, general insurance reserves for losses and loss expenses (loss reserves) amounted to $38.36 billion. These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses and amounts of discounting related to certain workers' compensation claims. At June 30, 2000, general insurance net loss reserves increased $69 million to $24.67 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at June 30, 2000. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on such future results of operations.

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

     In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims with the same degree of reliability as is the case for other types of claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by the changes in Superfund and waste dump site coverage issues. Although the estimated liabilities for these claims are subject to a significantly greater margin of error than for other claims, the reserves carried for these claims at June 30, 2000 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. (See the previous discussion on reinsurance collectibility herein.)

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

     A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at June 30, 2000 and 1999 was as follows:

(in millions)
------------------------------------------------------------
                                   2000            1999
                               -------------   -------------
                               GROSS    NET    GROSS    NET
------------------------------------------------------------
Asbestos:
Reserve for losses and loss
  expenses at beginning of
  year                         $1,093   $306   $  964   $259
Losses and loss expenses
  incurred                         29     14      342     60
Losses and loss expenses paid    (206)   (51)    (140)   (27)
------------------------------------------------------------
Reserve for losses and loss
  expenses at end of period    $  916   $269   $1,166   $292
------------------------------------------------------------
Environmental:
Reserve for losses and loss
  expenses at beginning of
  year                         $1,519   $585   $1,536   $604
Losses and loss expenses
  incurred                          3      2       49      8
Losses and loss expenses paid     (47)   (25)     (72)   (32)
------------------------------------------------------------
Reserve for losses and loss
  expenses at end of period    $1,475   $562   $1,513   $580
------------------------------------------------------------
Combined:
Reserve for losses and loss
  expenses at beginning of
  year                         $2,612   $891   $2,500   $863
Losses and loss expenses
  incurred                         32     16      391     68
Losses and loss expenses paid    (253)   (76)    (212)   (59)
------------------------------------------------------------
Reserve for losses and loss
  expenses at end of period    $2,391   $831   $2,679   $872
------------------------------------------------------------

     The gross and net IBNR included in the aforementioned reserve for losses and loss expenses at June 30, 2000 and December 31, 1999 were estimated as follows:

(in millions)
------------------------------------------------------

                                   2000            1999
                               -------------   -------------
                               GROSS    NET    GROSS    NET
------------------------------------------------------------
Combined                       $  920   $338   $  930   $352
------------------------------------------------------------

     A summary of asbestos and environmental claims count activity for the six month periods ended June 30, 2000 and 1999 was as follows:

---------------------------------------------------------------------------------------------------------------------
                                                        2000                                     1999
                                         -----------------------------------      -----------------------------------
                                         ASBESTOS   ENVIRONMENTAL   COMBINED      ASBESTOS   ENVIRONMENTAL   COMBINED
---------------------------------------------------------------------------------------------------------------------
Claims at beginning of year               6,746        13,432        20,178        6,388        16,560        22,948
Claims during period:
  Opened                                    395           909         1,304          536         1,585         2,121
  Settled                                   (61)         (348)         (409)        (155)         (595)         (750)
  Dismissed or otherwise resolved          (287)       (1,766)       (2,053)        (216)       (3,240)       (3,456)
---------------------------------------------------------------------------------------------------------------------
Claims at end of period                   6,793        12,227        19,020        6,553        14,310        20,863
---------------------------------------------------------------------------------------------------------------------

     The average cost per claim settled, dismissed or otherwise resolved for the six month periods ended June 30, 2000 and 1999 was as follows:
------------------------------------------------------

                              2000                  1999
                       -------------------   ------------------
                        GROSS       NET       GROSS       NET
---------------------------------------------------------------
Asbestos               $592,000   $146,600   $377,100   $72,800
Environmental            22,200     11,800     18,800     8,300
Combined                102,800     30,900     50,400    14,000
---------------------------------------------------------------

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

     AIG's survival ratios for involuntary asbestos and environmental claims, separately and combined, were based upon a three year average payment. These ratios at June 30, 2000 and 1999 were as follows:
------------------------------------------------------

                            2000                1999
                       --------------      --------------
                       GROSS     NET       GROSS     NET
---------------------------------------------------------
Involuntary survival
  ratios:
Asbestos                 2.8      3.9        3.6      5.2
Environmental           19.1     18.3       16.9     17.5
Combined                 6.9      9.4        7.2     10.6
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

     AIG's three principal overseas life operations are American Life Insurance Company (ALICO), American International Assurance Company, Limited together with American International Assurance Company (Bermuda) Limited (AIA) and Nan Shan Life Insurance Company, Ltd. (Nan Shan). ALICO is incorporated in Delaware and all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in approximately 50 countries located in Europe, Africa, Latin America, the Caribbean, the Middle East, and the Far East, with Japan being the largest territory. AIA operates primarily in Hong Kong, Singapore, Malaysia and Thailand. Nan Shan operates in Taiwan. AIG's domestic life operations are comprised of two separate operations, AIG's domestic life companies and the life insurance subsidiaries of SunAmerica Inc. (SunAmerica), a Delaware corporation which owns substantially all of the subsidiaries which were owned by SunAmerica Inc., the Maryland corporation which was merged into AIG in January 1999. Both of these operations sell primarily financial and investment type products. (See also Note (d) of Notes to Financial Statements.)

     Life insurance operations for the six month periods ending June 30, 2000 and 1999 were as follows:

(in millions)
------------------------------------------------------

                                       2000       1999
--------------------------------------------------------
Premium income:
  Domestic                           $    570   $    431
  Foreign                               6,095      5,426
--------------------------------------------------------
Total                                $  6,665   $  5,857
--------------------------------------------------------
Net investment income:
  Domestic                           $  1,879   $  1,722
  Foreign                               1,532      1,315
--------------------------------------------------------
Total                                $  3,411   $  3,037
--------------------------------------------------------
Operating income before realized
  capital losses:
  Domestic                           $    625   $    504
  Foreign                               1,082        931
--------------------------------------------------------
Total                                   1,707      1,435
Realized capital losses                   (58)       (49)
--------------------------------------------------------
Operating income                     $  1,649   $  1,386
--------------------------------------------------------
Life insurance in-force:*
  Domestic                           $ 83,697   $103,049
  Foreign                             495,615    481,910
--------------------------------------------------------
Total                                $579,312   $584,959
--------------------------------------------------------

* Amounts presented were as at June 30, 2000 and December 31, 1999, respectively.

     AIG's life premium income during the first six months of 2000 represented a
13.8 percent increase from the same period in 1999. Foreign life operations produced 91.5 percent and 92.6 percent of the life premium income in 2000 and 1999, respectively.

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

     Life insurance net investment income increased 12.3 percent during the first six months of 2000. The growth in net investment income was primarily attributable to both foreign and domestic operations new cash flow for investment. The new cash flow was generated from life insurance operations and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     Life insurance realized capital losses were $58 million in 2000 and $49 million in 1999. These realized capital losses resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

     Life insurance operating income during the first six months of 2000 increased 18.9 percent to $1.65 billion. Excluding realized capital losses from life insurance operating income, the percent increase would also be 18.9. The contribution of life insurance operating income to income before income taxes and minority interest amounted to 40.3 percent during the first six months of 2000 compared to 37.3 percent in the same period of 1999.

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

     International Lease Finance Corporation (ILFC) engages primarily in the acquisition of new and used commercial jet aircraft and the leasing and remarketing of such aircraft to airlines around the world. (See also Note (d) of Notes to Financial Statements.)

     AIG Financial Products Corp. and its subsidiaries (AIGFP) structure financial transactions, including long-dated interest rate and currency swaps and structured borrowings through notes, bonds and guaranteed investment agreements. (See also Note (d) of Notes to Financial Statements.)

     AIG Trading Group Inc. and its subsidiaries (AIGTG) engage in various commodities trading, foreign exchange trading, interest rate swaps and market making activities. (See also Note (d) of Notes to Financial Statements.)

     Financial services operations for the six month periods ending June 30, 2000 and 1999 were as follows:

(in millions)
------------------------------------------------------

                                         2000      1999
--------------------------------------------------------
Revenues:
International Lease Finance
  Corporation                           $1,157    $1,077
AIG Financial Products Corp.*              451       306
AIG Trading Group Inc.*                    135       128
Other                                      127        92
--------------------------------------------------------
Total                                   $1,870    $1,603
--------------------------------------------------------
Operating income:
International Lease Finance
  Corporation                           $  310    $  284
AIG Financial Products Corp.               278       196
AIG Trading Group Inc.                      35        67
Other, including intercompany
  adjustments                              (38)      (41)
--------------------------------------------------------
Total                                   $  585    $  506
--------------------------------------------------------

* Represents commissions, transaction and other fees.

     Financial services operating income increased 15.8 percent in the first six months of 2000 over 1999.

     Financial services operating income represented 14.3 percent of AIG's income before income taxes and minority interest in the first six months of 2000. This compares to 13.6 percent in the same period of 1999.

     ILFC generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in the first six months of 2000 increased 7.4 percent from 1999. The revenue growth resulted primarily from the increase in flight equipment available for operating lease and the increase in the relative cost of the leased fleet. Approximately 20 percent of ILFC's operating lease revenues are derived from U.S. and Canadian airlines. During the first six months of 2000, operating income increased 9.1 percent from 1999. The composite borrowing rates at the end of the first six months of 2000 and 1999 were 6.33 percent and 5.85 percent, respectively. (See also the discussions under "Capital Resources" and "Liquidity" herein and Note (d) of Notes to Financial Statements.)

     ILFC is exposed to loss through non-performance of aircraft lessees, through owning aircraft which it would be unable to sell or re-lease at acceptable rates at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At June 30, 2000, there were 382 aircraft subject to operating leases and there were two aircraft off lease. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     AIGFP participates in the derivatives dealer market conducting, primarily as principal, an interest rate, currency, equity and credit derivative products business. AIGFP also enters into structured transactions including long-dated forward foreign exchange contracts, option transactions, liquidity facilities and investment agreements and invests in a diversified portfolio of securities. AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than from speculative transactions. Revenues in the first six months of 2000 increased 47.2 percent from the same period of 1999. During the first six months of 2000, operating income increased 42.3 percent from the same period of 1999. As AIGFP is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein and Note (d) of Notes to Financial Statements.)

     AIGTG derives a substantial portion of its revenues from market making and trading activities, as principal, in foreign exchange, interest rates and precious and base metals. Revenues in the first six months of 2000 increased 5.4 percent from the same period of 1999. During the first six months of 2000, operating income decreased 47.0 percent from the same period of 1999. As AIGTG is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance or for comparing revenues to operating income. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein and Note (d) of Notes to Financial Statements.)

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

     Asset management operations for the six month periods ending June 30, 2000 and 1999 were as follows:

(in millions)
------------------------------------------------------

                                           2000    1999
-------------------------------------------------------
Revenues                                   $593    $456
Operating income                           $210    $131
-------------------------------------------------------

     These increases were primarily attributable to increased fees from the management of the variable annuity business and mutual fund assets by SAAMCo.

     Asset management operating income in the first six months of 2000 increased
60.4 percent when compared to the same period of 1999.

     Asset management operating income represented 5.1 percent of AIG's income before income taxes and minority interest in the first six months of 2000. This compares to 3.5 percent in the same period of 1999.

     At June 30, 2000, AIG's third party assets under management, including both retail mutual funds and institutional accounts approximated $35 billion.

Other Operations

     Other realized capital losses amounted to $6 million and $13 million in the first six months of 2000 and 1999, respectively.

     Other income (deductions) -- net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In the first six months of 2000, net deductions amounted to $122 million. In the same period of 1999, net deductions amounted to $87 million.

     Income before income taxes and minority interest amounted to $4.09 billion in the first six months of 2000 and $3.72 billion in the same period of 1999.

     In the first six months of 2000, AIG recorded a provision for income taxes of $1.21 billion compared to the provision of $1.09 billion in the same period of 1999. These provisions represent effective tax rates of 29.7 percent in the first six months of 2000 and 29.4 percent in the same period of 1999.

     Minority interest represents minority shareholders' equity in income of certain majority-owned consolidated subsidiaries. Minority interest amounted to $121 million and $150 million in the first six months of 2000 and 1999, respectively.

     Net income amounted to $2.75 billion in the first six months of 2000 and $2.48 billion in the same period of 1999. The increases in net income over the periods resulted from those factors described above.

CAPITAL RESOURCES

     At June 30, 2000, AIG had total capital funds of $34.81 billion and total borrowings of $35.96 billion. At that date, $32.68 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

     Total borrowings and borrowings not guaranteed or matched at June 30, 2000 and December 31, 1999 were as follows:

(in millions)
--------------------------------------------------------
                                       2000       1999
--------------------------------------------------------
GIAs -- AIGFP                         $10,331    $ 9,430
--------------------------------------------------------
Commercial Paper:
  AIG Funding, Inc.                       434        888
  ILFC(a)                               4,285      2,958
  A.I. Credit Corp.                       567        475
  AIG Finance (Taiwan) Limited(a)          93         83
--------------------------------------------------------
  Total                                 5,379      4,404
--------------------------------------------------------
Medium Term Notes:
  ILFC(a)                               2,924      3,226
  AIG                                     703        481
--------------------------------------------------------
  Total                                 3,627      3,707
--------------------------------------------------------
Notes and Bonds Payable:
  ILFC(a)                               5,119      5,016
  AIGFP                                 8,560      7,895
  AIG                                     712        705
--------------------------------------------------------
  Total                                14,391     13,616
--------------------------------------------------------
Loans and Mortgages Payable:
  ILFC(a)(b)                            1,026        670
  AIG Finance (Hong Kong) Limited(a)      402        566
  AIG Consumer Finance Group,
    Inc.(a)                               543        334
  AIG                                     258        257
--------------------------------------------------------
  Total                                 2,229      1,827
--------------------------------------------------------
Total Borrowings                       35,957     32,984
--------------------------------------------------------
Borrowings not guaranteed by AIG       14,392     12,853
Matched GIA borrowings                 10,331      9,430
Matched notes and bonds
  payable -- AIGFP                      7,957      7,370
--------------------------------------------------------
                                       32,680     29,653
--------------------------------------------------------
Remaining borrowings of AIG           $ 3,277    $ 3,331
--------------------------------------------------------

(a)AIG does not guarantee or support these borrowings.
(b)Primarily capital lease obligations.

     The maturity distributions of total borrowings at June 30, 2000 and December 31, 1999 were as follows:

(in millions)
------------------------------------------------------

                                       2000       1999
--------------------------------------------------------
Short-term borrowings                 $ 9,270    $10,088
Long-term borrowings(a)                26,687     22,896
--------------------------------------------------------
Total borrowings                      $35,957    $32,984
--------------------------------------------------------

(a)Including commercial paper and excluding that portion of long-term debt maturing in less than one year.

     During the first six months of 2000, AIGFP increased the aggregate principal amount outstanding of its notes and bonds payable to $8.56 billion. AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The funds may also be temporarily invested in securities purchased under agreements to resell. (See also the discussions under "Operational Review", "Liquidity" and "Derivatives" herein.)

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

     AIG and Funding have entered into revolving credit facilities (collectively, the Facility) aggregating $1.2 billion. The Facility consists of $700 million in short-term revolving credit facilities and a $500 million five year revolving credit facility. The Facility can be used for general corporate purposes and also provide backup for AIG's commercial paper programs administered by Funding. There are currently no borrowings outstanding under the Facility, nor were any borrowings outstanding as of June 30, 2000.

     At June 30, 2000, ILFC had decreased the aggregate principal amount outstanding of its medium term and term notes to $8.04 billion, a net decrease of $199 million, and recorded, a $400 million increase in bank loans, a net decline in its capital lease obligations of $44 million and a net increase in its commercial paper of $1.33 billion. At June 30, 2000, ILFC had $1.10 billion in aggregate principal amount of debt securities registered for issuance from time to time. In addition, ILFC established a Euro Medium Term Note Program for $2.0 billion, under which $771 million in notes were sold through June 30, 2000.

     ILFC has an Export Credit Facility, up to a maximum of $4.3 billion, for approximately 75 aircraft to be delivered from 1999 through 2001. ILFC has the right, but is not required, to use the facility to fund 85 percent of each aircraft's purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on the first 75 aircraft depending on the delivery date of the aircraft. Through June 30, 2000, ILFC borrowed $1.80 billion under this facility. Borrowings with respect to this facility are included in Notes and Bonds Payable in the accompanying table of borrowings.

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

     During the first six months of 2000, AIG issued $234 million principal amount of Medium Term Notes and $12 million of previously issued notes matured.

     At June 30, 2000, AIG had $781 million in aggregate principal amount of debt securities registered for issuance from time to time. On July 31, 2000, AIG redeemed the $100 million principal amount 2 1/4% Cash Exchangeable Equity-Linked Notes due July 30, 2004.

     AIG's capital funds increased $1.50 billion during the first six months of 2000. Unrealized appreciation of investments, net of taxes decreased $380 million. During the first six months of 2000, the cumulative translation adjustment loss, net of taxes decreased $28 million. (See also the discussion under "Operational Review" and "Liquidity" herein.) Retained earnings increased $2.60 billion, resulting from net income less dividends.

     During the period from January 1, 2000 through June 30, 2000, AIG repurchased in the open market 10,351,600 shares of its common stock. AIG intends to continue to buy its common shares in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans.

     Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At June 30, 2000, there were no significant statutory or regulatory issues which would impair AIG's financial condition, results of operations or liquidity. To AIG's knowledge, no AIG company is on any regulatory or similar "watch list". (See also the discussion under "Liquidity" herein.)

     The National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company's statutory surplus to the risk inherent in its overall operations. At June 30, 2000, the adjusted capital of each of AIG's domestic general and life companies exceeded each of their RBC standards by considerable margins.

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

     At June 30, 2000, AIG's consolidated invested assets included $6.75 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first six months of 2000 amounted to $3.71 billion.

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

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG's insurance operations generated approximately $7.3 billion in pre-tax cash flow during the first six months of 2000. Cash flow includes periodic premium collections, including policyholders' contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits, acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance investment operations generated approximately $4.6 billion in investment income cash flow during the first six months of 2000. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains net of realized capital losses.

     In addition to the combined insurance pre-tax operating cash flow, AIG's insurance operations held $6.3 billion in cash and short-term investments at June 30, 2000. The aforementioned operating cash flow and the cash and short-term balances held provided AIG's insurance operations with a significant amount of liquidity.

     This liquidity is available, among other things, to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $19 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $24 billion of fixed income securities and marketable equity securities during the first six months of 2000.

     The following table is a summary of AIG's invested assets by significant segment, including investment income due and accrued of $2.16 billion and $2.05 billion, and real estate of $1.63 billion and $1.62 billion at June 30, 2000 and December 31, 1999, respectively:

(dollars in millions)
--------------------------------------------------------------------------------

                                                                JUNE 30, 2000                        December 31, 1999
                                                           -----------------------                -----------------------
                                                           INVESTED       PERCENT                 INVESTED       PERCENT
                                                            ASSETS        OF TOTAL                 ASSETS        OF TOTAL
-------------------------------------------------------------------------------------------------------------------------
General insurance                                          $ 40,598         20.6%                 $ 39,135         20.6%
Life insurance                                               91,357         46.3                    87,355         46.1
Financial services and asset management                      64,708         32.8                    62,548         33.0
Other                                                           662          0.3                       651          0.3
-------------------------------------------------------------------------------------------------------------------------
Total                                                      $197,325        100.0%                 $189,689        100.0%
-------------------------------------------------------------------------------------------------------------------------

INSURANCE INVESTED ASSETS

The following tables summarize the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at June 30, 2000 and December 31, 1999:

(dollars in millions)

-----------------------------------------------------------------------------------------------------------------------
                                                                                                  PERCENT DISTRIBUTION
                                                 GENERAL       LIFE                   PERCENT     ---------------------
                JUNE 30, 2000                   INSURANCE    INSURANCE     TOTAL      OF TOTAL    DOMESTIC     FOREIGN
-----------------------------------------------------------------------------------------------------------------------
Fixed maturities:
  Available for sale, at market value(a)         $17,102      $66,117     $ 83,219      63.1%        51.9%       48.1%
  Held to maturity, at amortized cost             11,915           --       11,915       9.0        100.0          --
Equity securities, at market value(b)              4,075        2,431        6,506       4.9         50.8        49.2
Mortgage loans on real estate, policy and
  collateral loans                                    58       10,659       10,717       8.1         56.2        43.8
Short-term investments, including time
  deposits, and cash                               1,371        4,933        6,304       4.8         40.1        59.9
Real estate                                          375        1,148        1,523       1.2         16.9        83.1
Investment income due and accrued                    556        1,542        2,098       1.6         48.3        51.7
Other invested assets                              5,146        4,527        9,673       7.3         84.9        15.1
-----------------------------------------------------------------------------------------------------------------------
Total                                            $40,598      $91,357     $131,955     100.0%        58.0%       42.0%
-----------------------------------------------------------------------------------------------------------------------

(a)Includes $788 million of bonds trading securities, at market value.
(b)Includes $717 million of non-redeemable preferred stocks, at market value.

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

     At June 30, 2000, approximately 58.0 percent of the fixed maturities investments were domestic securities. Approximately 39 percent of such domestic securities were rated AAA. Approximately 13 percent were below investment grade or not rated.

     A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At June 30, 2000, approximately 12 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 12 percent were below investment grade or not rated at that date. A large portion of these fixed maturity securities are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

     At June 30, 2000, approximately 17 percent of the fixed maturities portfolio was collateralized mortgage obligations (CMOs), including commercial mortgage backed securities. Substantially all of the CMOs were investment grade and approximately 17 percent of the CMOs were backed by various U.S. government agencies. CMOs are exposed to interest rate risk as the duration and ultimate realized yield would be affected by the accelerated prepayments of the underlying mortgages.

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

     Mortgage loans on real estate, policy and collateral loans comprised 8.1 percent of AIG's insurance invested assets at June 30, 2000. AIG's insurance operations' holdings of real estate mortgages amounted to $6.76 billion of which
74.8 percent was domestic. At June 30, 2000, only a nominal amount were in default. It is AIG's practice to maintain a maximum loan to value ratio of 75 percent at loan origination. At June 30, 2000, AIG's insurance holdings of collateral loans amounted to $1.02 billion, all of which were foreign. It is AIG's strategy to enter into mortgage and collateral loans as an adjunct primarily to life insurance fixed maturity investments. AIG's policy loans increased from $2.82 billion at December 31, 1999 to $2.93 billion at June 30, 2000.

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

     AIG calculated the VaR with respect to the net fair value of each of AIG's insurance segments as of June 30, 2000 and December 31, 1999. AIG has refined its methodology for calculating VaR and the results of the calculations presented herein were performed using historical simulation. Using historical simulation over the delta normal approach does not significantly change the results of this disclosure. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices are used to construct the historical scenarios. For each scenario, each transaction is re-priced. Portfolio, business unit, and finally AIG-wide scenario values are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period is assumed in computing the VaR figure. At June 30, 2000 and December 31, 1999 the VaR of AIG's insurance segments was approximately $756 million and $863 million for general insurance, respectively, and $1.12 billion and $1.19 billion for life insurance, respectively.

     The following table presents the VaR of each component of market risk for each of AIG's insurance segments as of June 30, 2000 and December 31, 1999. VaR with respect to combined operations cannot be derived by aggregating the individual risk or segment amounts presented herein.

(in millions)
--------------------------------------------------------------------------------

                                                                     GENERAL INSURANCE           LIFE INSURANCE
                                                                     -----------------         -------------------
MARKET RISK                                                          2000         1999          2000          1999
------------------------------------------------------------------------------------------------------------------
Interest rate                                                        $434         $338         $1,106         $950
Currency                                                               42           29            423          566
Equity                                                                637          798            293          396
------------------------------------------------------------------------------------------------------------------

FINANCIAL SERVICES AND ASSET MANAGEMENT INVESTED ASSETS

     The following table is a summary of the composition of AIG's financial services and asset management invested assets at June 30, 2000 and December 31, 1999. (See also the discussions under "Operational Review: Financial Services Operations", "Operational Review: Asset Management Operations", "Capital Resources" and "Derivatives" herein.)

(dollars in millions)
--------------------------------------------------------------------------------

                                                                        2000                        1999
                                                               ----------------------      ----------------------
                                                               INVESTED      PERCENT       INVESTED      PERCENT
                                                                ASSETS       OF TOTAL       ASSETS       OF TOTAL
-----------------------------------------------------------------------------------------------------------------
Flight equipment primarily under operating leases, net of
  accumulated depreciation                                     $19,048         29.5%       $17,334         27.7%
Unrealized gain on interest rate and currency swaps, options
  and forward transactions                                       8,175         12.6          7,931         12.7
Securities available for sale, at market value                  13,214         20.4         12,954         20.7
Trading securities, at market value                              3,870          6.0          4,391          7.0
Securities purchased under agreements to resell, at contract
  value                                                          9,774         15.1         10,897         17.4
Trading assets                                                   7,445         11.5          5,793          9.3
Spot commodities, at market value                                  530          0.8            683          1.1
Other, including short-term investments                          2,652          4.1          2,565          4.1
-----------------------------------------------------------------------------------------------------------------
Total                                                          $64,708        100.0%       $62,548        100.0%
-----------------------------------------------------------------------------------------------------------------

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During the first six months of 2000, ILFC acquired flight equipment costing $2.15 billion.

     ILFC is exposed to market risk and the risk of loss of fair value resulting from adverse fluctuations in interest rates. As of June 30, 2000 and December 31, 1999, AIG statistically measured the aforementioned loss of fair value through the application of a VaR model. In this analysis, the net fair value of ILFC was determined using the financial instrument assets which included the tax adjusted future flight equipment lease revenue and the financial instrument liabilities which included the future servicing of the current debt. The estimated impact of the current derivative positions was also taken into account.

     AIG calculated the VaR with respect to the net fair value of ILFC using the variance-covariance (delta-normal) methodology. This calculation also used daily historical interest rates for the two years ending June 30, 2000 and December 31, 1999. The VaR model estimated the volatility of each of these interest rates and the correlation among them. The yield curve was constructed using eleven key points on the curve to model possible curve movements. Thus, the VaR measured the sensitivity of the assets and liabilities to the calculated interest rate exposures. These sensitivities were then applied to a database, which contained the historical ranges of movements in interest rates and the correlation among them. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value of a confidence level of 95 percent for a time period of one month. As of June 30, 2000 and December 31, 1999, the VaR with respect to the aforementioned net fair value of ILFC was approximately $32 million and $50 million, respectively.

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

     Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At June 30, 2000, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $182 million of these securities. There were no securities deemed below investment grade at June 30, 2000. There have been no significant downgrades through August 1, 2000. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

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

     The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at June 30, 2000 were as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                GROSS         GROSS
                                                              UNREALIZED    UNREALIZED
                                                                GAINS         LOSSES
--------------------------------------------------------------------------------------
Securities available for sale, at market value                   $ 705         $ 668
Unrealized gain/loss on interest rate and currency swaps,
  options and forward transactions(a)(b)                         8,175         7,709
Trading assets                                                   5,680         4,059
Spot commodities, at market value                                   15            --
Trading liabilities                                                 --         2,103
Securities and spot commodities sold but not yet purchased,
  at market value                                                  309            --
--------------------------------------------------------------------------------------

(a)These amounts are also presented as the respective balance sheet amounts.
(b)At June 30, 2000, AIGTG's replacement values with respect to interest rate and currency swaps were $311 million.

     AIGFP's interest rate and currency risks on securities available for sale, at market, are managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At June 30, 2000, the unrealized gains and losses remaining after the benefit of the offsets were $41 million and $4 million, respectively.

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

     AIG calculated the VaR with respect to AIGFP and AIGTG as of June 30, 2000 and December 31, 1999. AIG has refined its methodology for calculating VaR and the results of the calculations presented herein were performed using historical simulation. Using historical simulation over the delta normal approach does not significantly change the results of this disclosure. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices are used to construct the historical scenarios. For each scenario, each transaction is re-priced. Portfolio, business unit, and finally AIG-wide scenario values are then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure).

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

     The following table presents the VaR on a combined basis and of each component of AIGFP's and AIGTG's market risk as of June 30, 2000 and December 31, 1999. VaR with respect to combined operations cannot be derived by aggregating the individual risk presented herein.

(in millions)
--------------------------------------------------------------------------------

                                                               AIGFP(A)      AIGTG(B)
                                                              -----------   -----------
                        MARKET RISKS                          2000   1999   2000   1999
---------------------------------------------------------------------------------------
Combined                                                      $18    $24    $ 4    $ 5
Interest rate                                                  18     23      3      3
Currency                                                       --     --      2      4
Equity/Commodity                                                1      1     --     --
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

     All significant derivatives activities are conducted through AIGFP and AIGTG permitting AIG to participate in the derivatives dealer market acting primarily as principal. In these derivative operations, AIG structures agreements which gen-erally allow its counterparties to enter into transactions with respect to changes in interest and exchange rates, securities' prices, and certain commodities and financial or commodity indices. Generally, derivatives are used by AIG's customers such as corporations, financial institutions, multinational organizations, sovereign entities, government agencies and municipalities. For example, a futures, forward or option contract can be used to protect the customers' assets or liabilities against price fluctuations.

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

     The following tables provide the notional and contractual amounts of AIGFP's and AIGTG's derivative transactions at June 30, 2000 and December 31, 1999.

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

     The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss after the application of the aforementioned strategies, netting under ISDA Master Agreements and applying collateral held. Prior to the application of these credit enhancements, the gross credit risk with respect to these derivative instruments was $28.6 billion at June 30, 2000. Subsequent to the application of such credit enhancements, the net exposure to credit risk or the net replacement value of all interest rate, currency and equity swaps, swaptions and forward commitments at June 30, 2000, approximated $7.79 billion. The net replacement value for futures and forward contracts at June 30, 2000, approximated $13 million. The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss.

     The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at June 30, 2000 and December 31, 1999:

(in millions)
--------------------------------------------------------------------------------

                                                                        REMAINING LIFE
                                           -------------------------------------------------------------------------
                                             ONE       TWO THROUGH    SIX THROUGH    AFTER TEN    TOTAL      TOTAL
                                             YEAR      FIVE YEARS      TEN YEARS       YEARS       2000       1999
--------------------------------------------------------------------------------------------------------------------
Interest rate, currency and
  equity/commodity swaps and swaptions:
Notional amount:
  Interest rate swaps                      $ 94,810     $140,744       $ 79,742       $ 7,188    $322,484   $281,682
  Currency swaps                             39,688       29,425         24,583         4,699      98,395     83,673
  Swaptions and equity swaps                 16,184       25,915          9,119         3,202      54,420     48,002
--------------------------------------------------------------------------------------------------------------------
Total                                      $150,682     $196,084       $113,444       $15,089    $475,299   $413,357
--------------------------------------------------------------------------------------------------------------------
Futures and forward contracts:
Exchange traded futures contracts
  contractual amount                       $ 13,170           --             --            --    $ 13,170   $  6,587
--------------------------------------------------------------------------------------------------------------------
Over the counter forward contracts
  contractual amount                       $ 17,886     $    311       $     47            --    $ 18,244   $ 21,873
--------------------------------------------------------------------------------------------------------------------

     AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At June 30, 2000 and December 31, 1999, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                  NET REPLACEMENT VALUE
                                                              ------------------------------
                                                              SWAPS AND       FUTURES AND       TOTAL     TOTAL
                                                              SWAPTIONS    FORWARD CONTRACTS     2000      1999
----------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                          $2,632            $ --           $2,632    $2,067
  AA                                                            2,584              13            2,597     2,839
  A                                                             1,415              --            1,415     1,576
  BBB                                                           1,036              --            1,036       997
  Below investment grade                                          124              --              124        55
----------------------------------------------------------------------------------------------------------------
Total                                                          $7,791            $ 13           $7,804    $7,534
----------------------------------------------------------------------------------------------------------------

     At June 30, 2000 and December 31, 1999, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                  NET REPLACEMENT VALUE
                                                              ------------------------------
                                                              SWAPS AND       FUTURES AND       TOTAL     TOTAL
                                                              SWAPTIONS    FORWARD CONTRACTS     2000      1999
----------------------------------------------------------------------------------------------------------------
Non-U.S. banks                                                 $2,497            $  5           $2,502    $2,515
Insured municipalities                                            389              --              389       352
U.S. industrials                                                  849              --              849       780
Governmental                                                      256              --              256       180
Non-U.S. financial service companies                              215              --              215       158
Non-U.S. industrials                                            1,139              --            1,139     1,117
Special purpose                                                   991              --              991       716
U.S. banks                                                        181               8              189       510
U.S. financial service companies                                1,082              --            1,082     1,112
Supranationals                                                    192              --              192        94
----------------------------------------------------------------------------------------------------------------
Total                                                          $7,791            $ 13           $7,804    $7,534
----------------------------------------------------------------------------------------------------------------

     The following tables provide the contractual and notional amounts of AIGTG's derivatives portfolio at June 30, 2000 and December 31, 1999. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the June 30, 2000 balances based upon the expected timing of the future cash flows.

     The gross replacement values presented represent the sum of the estimated positive fair values of all of AIGTG's derivatives contracts at June 30, 2000 and December 31, 1999. These values do not represent the credit risk to AIGTG.

     Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss.

     The following tables present AIGTG's derivatives portfolio and the associated credit exposure, if applicable, by maturity and type of derivative at June 30, 2000 and December 31, 1999:

(in millions)
--------------------------------------------------------------------------------

                                                               REMAINING LIFE
                                              ------------------------------------------------
                                                ONE      TWO THROUGH   SIX THROUGH   AFTER TEN    TOTAL      TOTAL
                                                YEAR     FIVE YEARS     TEN YEARS      YEARS       2000       1999
--------------------------------------------------------------------------------------------------------------------
Contractual amount of futures, forwards and
  options:
  Exchange traded futures and options         $ 21,760     $ 2,952       $    35       $ --      $ 24,747   $ 18,908
--------------------------------------------------------------------------------------------------------------------
  Forwards                                    $225,945     $17,836       $   823       $  1      $244,605   $220,428
--------------------------------------------------------------------------------------------------------------------
  Over the counter purchased options          $ 70,564     $16,971       $21,451       $122      $109,108   $ 83,871
--------------------------------------------------------------------------------------------------------------------
  Over the counter sold options(a)            $ 68,978     $17,421       $21,597       $176      $108,172   $ 86,726
--------------------------------------------------------------------------------------------------------------------
Notional amount:
  Interest rate swaps and forward rate
    agreements                                $ 32,498     $34,115       $ 5,753       $ 59      $ 72,425   $ 80,436
  Currency swaps                                 1,257       6,163           836         --         8,256      8,359
  Swaptions                                      2,493       7,121         1,727         74        11,415      9,996
--------------------------------------------------------------------------------------------------------------------
Total                                         $ 36,248     $47,399       $ 8,316       $133      $ 92,096   $ 98,791
--------------------------------------------------------------------------------------------------------------------
Credit exposure:
  Futures, forwards, swaptions and purchased
    options contracts and interest rate and
    currency swaps:
  Gross replacement value                     $  4,638     $ 2,643       $   401       $ 33      $  7,715   $  7,889
  Master netting arrangements                   (2,668)     (2,003)         (218)       (19)       (4,908)    (4,580)
  Collateral                                       (95)        (26)          (12)        --          (133)      (209)
--------------------------------------------------------------------------------------------------------------------
Net replacement value(b)                      $  1,875     $   614       $   171       $ 14      $  2,674   $  3,100
--------------------------------------------------------------------------------------------------------------------

(a)Sold options obligate AIGTG to buy or sell the underlying item if the option purchaser chooses to exercise. The amounts do not represent credit exposure.
(b)The net replacement values with respect to exchange traded futures and options, forward contracts, and purchased over the counter options are presented as a component of trading assets in the accompanying balance sheet. The net replacement values with respect to interest rate and currency swaps are presented as a component of unrealized gain on interest rate and currency swaps, options and forward transactions in the accompanying balance sheet.

     AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At June 30, 2000 and December 31, 1999, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                 NET REPLACEMENT VALUE
                                                                -----------------------
                                                                 2000             1999
---------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                           $  212           $  276
  AA                                                               976            1,241
  A                                                              1,038            1,010
  BBB                                                              227              256
  Below investment grade                                            37               49
  Not externally rated, including exchange traded futures
    and options*                                                   184              268
---------------------------------------------------------------------------------------
Total                                                           $2,674           $3,100
---------------------------------------------------------------------------------------
Counterparty breakdown by industry:
  Non-U.S. banks                                                $  986              926
  U.S. industrials                                                  76               70
  Governmental                                                     125              178
  Non-U.S. financial service companies                             458              698
  Non-U.S. industrials                                             199              176
  U.S. banks                                                       272              401
  U.S. financial service companies                                 374              383
  Exchanges*                                                       184              268
---------------------------------------------------------------------------------------
Total                                                           $2,674           $3,100
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

PART II -- OTHER INFORMATION

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on May 17, 2000, the
        Shareholders:

     (a)  elected eighteen directors as follows:

               NOMINEE          SHARES FOR    SHARES WITHHELD
               -------          ----------    ---------------
         M. Bernard Aidinoff   1,317,283,784     26,681,347
         Eli Broad             1,329,713,614     14,251,517
         Pei-yuan Chia         1,333,106,994     10,858,137
         Marshall A. Cohen     1,332,047,710     11,917,421
         Barber B. Conable,
         Jr.                   1,331,704,003     12,261,128
         Martin S. Feldstein   1,332,938,067     11,027,064
         Ellen V. Futter       1,332,899,996     11,065,135
         Leslie L. Gonda       1,328,340,564     15,624,567
         Evan G. Greenberg     1,199,601,320    144,363,811
         Maurice R. Greenberg  1,198,200,736    145,764,395
         Carla A. Hills        1,317,949,550     26,015,581
         Frank J. Hoenemeyer   1,331,559,646     12,405,485
         Edward E. Matthews    1,203,828,113    140,137,018
         Howard I. Smith       1,329,740,250     14,224,881
         Thomas R. Tizzio      1,206,341,914    137,623,217
         Edmund S.W. Tse       1,329,740,565     14,224,566
         Jay S. Wintrob        1,329,809,923     14,155,208
         Frank G. Wisner       1,329,637,186     14,327,945

     (b) approved, by a vote of 1,146,741,392 shares to 193,585,979 shares, with 3,637,760 abstentions, a proposal to amend the Restated Certificate of Incorporation, as amended, to increase the authorized shares of Common Stock from 2,000,000,000 to 5,000,000,000 shares;

     (c) approved, by a vote of 1,246,286,109 shares to 92,433,207 shares, with 5,245,815 abstentions, a proposal to adopt a 1999 Stock Option Plan;

     (d) approved, by a vote of 1,339,173,408 shares to 1,680,841 shares, with 3,110,882 abstentions, a proposal to select PricewaterhouseCoopers LLP as independent accountants for 2000;

     (e) rejected, by a vote of 322,055,978 shares for and 874,816,490 shares against, with 31,977,838 shares abstaining and 115,114,825 shares not voting, a shareholder proposal requesting AIG to change the composition of the Nominating Committee;

     (f) rejected, by a vote of 72,774,083 shares for and 1,140,397,466 shares against, with 15,678,757 shares abstaining and 115,114,825 shares not voting, a shareholder proposal requesting AIG to provide a report on executive compensation;

     (g) rejected, by a vote of 83,612,878 shares for and 1,103,687,901 shares against, with 41,549,527 shares abstaining and 115,114,825 shares not voting, a shareholder proposal requesting AIG to distribute certain statistical data on employees;

     (h) rejected, by a vote of 332,368,332 shares for and 887,051,277 shares against, with 9,430,697 shares abstaining and 115,114,825 shares not voting, a shareholder proposal requesting AIG to adopt a policy requiring a majority of independent directors; and

     (i) rejected, by a vote of 28,320,066 shares for and 1,166,911,627 shares against, with 33,618,613 shares abstaining and 115,114,825 shares not voting, a shareholder proposal requiring AIG to propose multiple nominees for election as directors.

PART II -- OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
        See accompanying Exhibit Index.

     (b) There have been no reports on Form 8-K filed during the quarter ended June 30, 2000.

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

                                            AMERICAN INTERNATIONAL GROUP, INC.
                                          --------------------------------------
                                                       (Registrant)

                                                  /s/ HOWARD I. SMITH
                                          --------------------------------------
                                                     Howard I. Smith
                                               Executive Vice President and
                                                 Chief Financial Officer

Dated: August 11, 2000

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