Form 10-Q
period 2000-09-30
AMERICAN INTERNATIONAL GROUP INC
filed 2000-11-14
CIK 5272

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

             FOR THE TRANSITION PERIOD FROM           TO

       FOR QUARTER ENDED SEPTEMBER 30, 2000 COMMISSION FILE NUMBER 1-8787

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

                       YES  [ X ]                NO  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000: 2,315,554,522.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       AMERICAN INTERNATIONAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                               (UNAUDITED)
ASSETS:
  Investments and cash:
     Fixed maturities:
       Bonds available for sale, at market value (amortized
        cost: 2000 -- $87,758; 1999 -- $78,218).............    $ 87,129         $ 77,028
       Bonds held to maturity, at amortized cost (market
        value: 2000 -- $12,029; 1999 -- $12,202)............      11,801           12,078
       Bonds trading securities, at market value (cost:
        2000 -- $780; 1999 -- $1,057).......................         785            1,038
     Equity securities:
       Common stocks (cost: 2000 -- $6,094;
        1999 -- $5,496).....................................       6,370            6,002
       Non-redeemable preferred stocks (cost: 2000 -- $782;
        1999 -- $718).......................................         743              712
     Mortgage loans on real estate, net of allowance
      (2000 -- $93; 1999 -- $78)............................       7,128            7,139
     Policy Loans...........................................       3,008            2,822
     Collateral and guaranteed loans, net of allowance
      (2000 -- $68; 1999 -- $74)............................       2,553            2,173
     Financial services and asset management assets:
       Flight equipment primarily under operating leases,
        net of accumulated depreciation (2000 -- $2,688;
        1999 -- $2,200).....................................      19,305           17,334
       Securities available for sale, at market value (cost:
        2000 -- $12,617; 1999 -- $12,920)...................      12,650           12,954
       Trading securities, at market value..................       4,568            4,391
       Spot commodities, at market value....................         571              683
       Unrealized gain on interest rate and currency swaps,
        options and forward transactions....................       9,190            7,931
       Trading assets.......................................       7,865            5,793
       Securities purchased under agreements to resell, at
        contract value......................................      14,874           10,897
     Other invested assets..................................      12,430            9,900
     Short-term investments, at cost (approximates market
      value)................................................       5,669            7,007
     Cash...................................................         280              132
                                                                --------         --------
            Total investments and cash......................     206,919          186,014
  Investment income due and accrued.........................       2,402            2,054
  Premiums and insurance balances receivable, net of
     allowance (2000 -- $153; 1999 -- $133).................      13,685           12,737
  Reinsurance assets........................................      19,614           19,368
  Deferred policy acquisition costs.........................      10,166            9,624
  Investments in partially-owned companies..................         335              346
  Real estate and other fixed assets, net of accumulated
     depreciation (2000 -- $1,949; 1999 -- $1,892)..........       3,278            2,933
  Separate and variable accounts............................      32,757           29,666
  Other assets..............................................       6,250            5,496
                                                                --------         --------
            Total assets....................................    $295,406         $268,238
                                                                ========         ========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                               (UNAUDITED)
LIABILITIES:
  Reserve for losses and loss expenses......................    $ 38,268         $ 38,252
  Reserve for unearned premiums.............................      12,033           11,450
  Future policy benefits for life and accident and health
     insurance contracts....................................      38,001           34,608
  Policyholders' contract deposits..........................      46,063           42,549
  Other policyholders' funds................................       3,547            3,236
  Reserve for commissions, expenses and taxes...............       2,999            2,598
  Insurance balances payable................................       3,075            2,254
  Funds held by companies under reinsurance treaties........         821              861
  Income taxes payable:
     Current................................................          79              138
     Deferred...............................................       1,591              751
  Financial services and asset management liabilities:
     Borrowings under obligations of guaranteed investment
      agreements............................................      11,695            9,430
     Securities sold under agreements to repurchase, at
      contract value........................................       8,846            6,116
     Trading liabilities....................................       3,952            3,821
     Securities and spot commodities sold but not yet
      purchased, at market value............................       8,427            6,413
     Unrealized loss on interest rate and currency swaps,
      options and forward transactions......................       8,186            8,624
     Trust deposits and deposits due to banks and other
      depositors............................................       1,910            2,175
     Commercial paper.......................................       4,351            2,958
     Notes, bonds and loans payable.........................      17,608           16,806
  Commercial paper..........................................       1,647            1,446
  Notes, bonds, loans and mortgages payable.................       2,610            2,344
  Separate and variable accounts............................      32,757           29,666
  Minority interests........................................       1,463            1,350
  Other liabilities.........................................       7,661            6,191
                                                                --------         --------
          Total liabilities.................................     257,590          234,037
                                                                --------         --------
  Preferred shareholders' equity in subsidiary companies....       1,245              895
                                                                --------         --------
CAPITAL FUNDS:
  Common stock, $2.50 par value; 5,000,000,000 shares
     authorized; shares issued 2000 -- 2,475,663,918;
     1999 -- 1,660,707,090..................................       6,189            4,152
  Additional paid-in capital................................       1,981            2,080
  Retained earnings.........................................      32,893           31,040
  Accumulated other comprehensive income....................      (2,036)          (2,103)
  Treasury stock, at cost; 2000 -- 160,109,396;
     1999 -- 111,579,044 shares of common stock.............      (2,456)          (1,863)
                                                                --------         --------
          Total capital funds...............................      36,571           33,306
                                                                --------         --------
          Total liabilities and capital funds...............    $295,406         $268,238
                                                                ========         ========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            NINE MONTHS             THREE MONTHS
                                                        ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                        --------------------    --------------------
                                                          2000        1999        2000        1999
                                                        --------    --------    --------    --------
General insurance operations:
  Net premiums written................................  $13,023     $12,217      $4,293      $3,972
  Change in unearned premium reserve..................     (402)       (839)       (181)       (347)
                                                        -------     -------      ------      ------
  Net premiums earned.................................   12,621      11,378       4,112       3,625
  Net investment income...............................    1,999       1,869         676         632
  Realized capital gains..............................       42         211          33          72
                                                        -------     -------      ------      ------
                                                         14,662      13,458       4,821       4,329
                                                        -------     -------      ------      ------
  Losses and loss expenses incurred...................    9,460       8,543       3,066       2,756
  Underwriting expenses...............................    2,529       2,288         853         740
                                                        -------     -------      ------      ------
                                                         11,989      10,831       3,919       3,496
                                                        -------     -------      ------      ------
  Operating income....................................    2,673       2,627         902         833
                                                        -------     -------      ------      ------
Life insurance operations:
  Premium income......................................    9,942       8,624       3,277       2,767
  Net investment income...............................    5,184       4,549       1,773       1,512
  Realized capital losses.............................     (123)        (62)        (65)        (13)
                                                        -------     -------      ------      ------
                                                         15,003      13,111       4,985       4,266
                                                        -------     -------      ------      ------
  Death and other benefits............................    4,085       3,598       1,390       1,228
  Increase in future policy benefits..................    5,861       5,025       1,912       1,511
  Acquisition and insurance expenses..................    2,587       2,352         862         777
                                                        -------     -------      ------      ------
                                                         12,533      10,975       4,164       3,516
                                                        -------     -------      ------      ------
  Operating income....................................    2,470       2,136         821         750
                                                        -------     -------      ------      ------
Financial services operating income...................      894         756         309         250
Asset management operating income.....................      321         218         111          87
Other realized capital losses.........................      (11)        (18)         (5)         (5)
Other income (deductions) -- net......................     (196)       (135)        (74)        (48)
                                                        -------     -------      ------      ------
Income before income taxes and minority interest......    6,151       5,584       2,064       1,867
                                                        -------     -------      ------      ------
Income taxes (benefits) -- Current....................    1,075       1,314         363         565
                          -- Deferred.................      749         326         248         (16)
                                                        -------     -------      ------      ------
                                                          1,824       1,640         611         549
                                                        -------     -------      ------      ------
Income before minority interest.......................    4,327       3,944       1,453       1,318
                                                        -------     -------      ------      ------
Minority interest.....................................     (188)       (201)        (67)        (51)
                                                        -------     -------      ------      ------
Net income............................................  $ 4,139     $ 3,743      $1,386      $1,267
                                                        =======     =======      ======      ======
Earnings per common share
  Basic...............................................  $  1.79     $  1.61      $ 0.60      $ 0.55
                                                        =======     =======      ======      ======
  Diluted.............................................  $  1.77     $  1.59      $ 0.60      $ 0.54
                                                        =======     =======      ======      ======
Cash dividends per common share.......................  $ 0.104     $ 0.093      $0.037      $0.033
                                                        =======     =======      ======      ======
Average shares outstanding
  Basic...............................................    2,316       2,322       2,314       2,322
                                                        -------     -------      ------      ------
  Diluted.............................................    2,341       2,351       2,340       2,351
                                                        -------     -------      ------      ------

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                 (UNAUDITED)
Cash Flows From Operating Activities:
Net Income..................................................  $ 4,139    $ 3,743
                                                              -------    -------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Non-cash revenues, expenses, gains and losses included in
     income:
  Change in:
     General and life insurance reserves....................    3,940      4,971
     Premiums and insurance balances receivable and
      payable -- net........................................     (127)    (1,524)
     Reinsurance assets.....................................     (246)      (869)
     Deferred policy acquisition costs......................     (542)    (1,030)
     Investment income due and accrued......................     (348)      (254)
     Funds held under reinsurance treaties..................      (40)        29
     Other policyholders' funds.............................      311        400
     Current and deferred income taxes -- net...............      690        738
     Reserve for commissions, expenses and taxes............      401        549
     Other assets and liabilities -- net....................     (371)      (965)
     Trading assets and liabilities -- net..................   (1,941)      (399)
     Trading securities, at market value....................     (177)       275
     Spot commodities, at market value......................      112       (146)
     Net unrealized gain on interest rate and currency
      swaps, options and forward transactions...............   (1,697)     2,726
     Securities purchased under agreements to resell........   (3,977)    (5,427)
     Securities sold under agreements to repurchase.........    2,730      3,061
     Securities and spot commodities sold but not yet
      purchased, at market value............................    2,014      1,516
  Realized capital gains (losses)...........................       92       (131)
  Equity in income of partially-owned companies and other
     invested assets........................................     (179)      (225)
  Depreciation expenses, principally flight equipment.......      851        928
  Change in cumulative translation adjustments..............     (123)      (352)
  Other -- net..............................................     (169)       338
                                                              -------    -------
  Total Adjustments.........................................    1,204      4,209
                                                              -------    -------
Net cash provided by operating activities...................  $ 5,343    $ 7,952
                                                              -------    -------

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                                 (IN MILLIONS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                  (UNAUDITED)
Cash Flows From Investing Activities:
  Cost of fixed maturities, at amortized cost matured or
     redeemed...............................................  $    892    $    775
  Cost of bonds, at market sold.............................    16,523      22,426
  Cost of bonds, at market matured or redeemed..............     5,620       6,468
  Cost of equity securities sold............................     3,823       3,263
  Realized capital gains (losses)...........................       (92)        131
  Purchases of fixed maturities.............................   (31,354)    (42,093)
  Purchases of equity securities............................    (4,552)     (2,636)
  Mortgage, policy and collateral loans granted.............    (2,188)     (2,936)
  Repayments of mortgage, policy and collateral loans.......     1,633       2,461
  Sales of securities available for sale....................     4,245       1,598
  Maturities of securities available for sale...............     1,264         710
  Purchases of securities available for sale................    (5,231)     (4,366)
  Sales of flight equipment.................................       136       1,206
  Purchases of flight equipment.............................    (2,646)     (2,825)
  Net additions to real estate and other fixed assets.......      (658)       (365)
  Sales or distributions of other invested assets...........     3,127       2,381
  Investments in other invested assets......................    (4,639)     (3,470)
  Change in short-term investments..........................     1,354          85
  Investments in partially-owned companies..................        --          49
                                                              --------    --------
Net cash used in investing activities.......................   (12,743)    (17,138)
                                                              --------    --------
Cash Flows From Financing Activities:
  Change in policyholders' contract deposits................     3,561       7,965
  Change in trust deposits and deposits due to banks and
     other depositors.......................................      (265)        383
  Change in commercial paper................................     1,594        (960)
  Proceeds from notes, bonds, loans and mortgages payable...     7,238       6,778
  Repayments on notes, bonds, loans and mortgages payable...    (6,181)     (4,820)
  Proceeds from guaranteed investment agreements............     6,711       3,298
  Maturities of guaranteed investment agreements............    (4,446)     (3,664)
  Proceeds from subsidiary company preferred stock issued...       350          --
  Proceeds from common stock issued.........................       114         182
  Cash dividends to shareholders............................      (249)       (225)
  Acquisition of treasury stock.............................      (930)       (225)
  Proceeds from redemption of Premium Equity Redemption
     Cumulative Security Units..............................        --         431
  Other -- net..............................................        51          13
                                                              --------    --------
Net cash provided by financing activities...................     7,548       9,156
                                                              --------    --------
Change in cash..............................................       148         (30)
Cash at beginning of period.................................       132         303
                                                              --------    --------
Cash at end of period.......................................  $    280    $    273
                                                              ========    ========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                             NINE MONTHS            THREE MONTHS
                                                         ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                         -------------------    --------------------
                                                          2000        1999        2000        1999
                                                         -------    --------    --------    --------
Net income.............................................  $4,139     $ 3,743      $1,386      $1,267
Other comprehensive income:
  Unrealized appreciation (depreciation) of
     investments -- net of reclassification
     adjustments.......................................     294      (2,329)        873        (985)
     Deferred income tax (expense) benefit on
       changes.........................................    (150)        843        (349)        344
  Foreign currency translation adjustments.............    (123)       (352)       (127)        (73)
     Applicable income tax (expense) benefit on
       changes.........................................      46          (5)         22         (10)
                                                         ------     -------      ------      ------
  Total................................................      67      (1,843)        419        (724)
                                                         ------     -------      ------      ------
Comprehensive income...................................  $4,206     $ 1,900      $1,805      $  543
                                                         ======     =======      ======      ======

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

a) These statements are unaudited. In the opinion of management, all adjustments consisting of normal recurring accruals have been made for a fair presentation of the results shown. All material intercompany accounts and transactions have been eliminated. For further information, refer to the Annual Report on Form 10-K of AIG for the year ended December 31, 1999 and the Statistical Supplement for the quarter ended September 30, 2000, which can be viewed on AIG's website at www.aig.com.

b) Earnings per share of AIG are based on the weighted average number of common shares outstanding during the period, retroactively adjusted to reflect all stock splits.

    Cash dividends per common share reflect the adjustment for a common stock split in the form of a 50 percent common stock dividend paid July 28, 2000. The quarterly dividend rate per common share, commencing with the dividend paid September 15, 2000 is $0.037.

c) Cash flow information for the nine month periods ended September 30, 2000 and 1999 is as follows:

                                                             2000      1999
                                                            ------    ------
                                                             (IN MILLIONS)
Income taxes paid.........................................  $  964    $  909
Interest paid.............................................  $1,952    $1,531

d)  Segment Information:

    The following table summarizes the operations by major operating segment for the first nine months and third quarter of 2000 and 1999 (in millions):

                                                                     OPERATING SEGMENTS
                                                            ------------------------------------
                                                               NINE MONTHS        THREE MONTHS
                                                                  ENDED              ENDED
                                                              SEPTEMBER 30,      SEPTEMBER 30,
                                                            -----------------   ----------------
                                                             2000      1999      2000      1999
                                                            -------   -------   -------   ------
Revenues(1):
  General Insurance.......................................  $14,662   $13,458   $ 4,821   $4,329
  Life Insurance..........................................   15,003    13,111     4,985    4,266
  Financial Services......................................    2,894     2,402     1,024      799
  Asset Management........................................      908       705       315      249
  Other...................................................      (11)      (18)       (5)      (5)
                                                            -------   -------   -------   ------
    Total.................................................  $33,456   $29,658   $11,140   $9,638
                                                            =======   =======   =======   ======
Operating income:
  General Insurance.......................................  $ 2,673   $ 2,627   $   902   $  833
  Life Insurance..........................................    2,470     2,136       821      750
  Financial Services......................................      894       756       309      250
  Asset Management........................................      321       218       111       87
  Other...................................................     (207)     (153)      (79)     (53)
                                                            -------   -------   -------   ------
    Total.................................................  $ 6,151   $ 5,584   $ 2,064   $1,867
                                                            =======   =======   =======   ======

    -------------------

    (1) Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transaction and other fees, asset management commissions and other fees, and realized capital gains (losses).

    The following table summarizes AIG's general insurance operations by major reporting group for the first nine months and third quarter of 2000 and 1999 (in millions):

                                                                    GENERAL INSURANCE
                                                          --------------------------------------
                                                             NINE MONTHS          THREE MONTHS
                                                                ENDED                ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                          ------------------    ----------------
                                                           2000       1999       2000      1999
                                                          -------    -------    ------    ------
Revenues:
  Domestic Brokerage Group(1)...........................  $ 7,659    $ 7,222    $2,464    $2,307
  Foreign General(1)....................................    4,719      4,226     1,558     1,320
  Other.................................................    2,284      2,010       799       702
                                                          -------    -------    ------    ------
    Total...............................................  $14,662    $13,458    $4,821    $4,329
                                                          =======    =======    ======    ======
Operating income before realized capital gains(2):
  Domestic Brokerage Group(1)...........................  $ 1,499    $ 1,283    $  527    $  435
  Foreign General(1)....................................      712        692       208       185
  Other.................................................      420        441       134       141
                                                          -------    -------    ------    ------
    Total...............................................  $ 2,631    $ 2,416    $  869    $  761
                                                          =======    =======    ======    ======

    -------------------

    (1) Reflects the realignment of certain internal divisions.

    (2) Realized capital gains are not deemed to be an integral part of AIG's general insurance operations' internal reporting groups.

    The following table summarizes AIG's life insurance operations by major reporting group for the first nine months and third quarter of 2000 and 1999 (in millions):

                                                                      LIFE INSURANCE
                                                          --------------------------------------
                                                             NINE MONTHS          THREE MONTHS
                                                                ENDED                ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                          ------------------    ----------------
                                                           2000       1999       2000      1999
                                                          -------    -------    ------    ------
Revenues:
  American International Assurance Company Ltd. and Nan
    Shan Life Insurance Company, Ltd. ..................  $ 6,983    $ 5,994    $2,307    $1,983
  American Life Insurance Company.......................    4,095      3,601     1,345     1,075
  Domestic Life.........................................    3,582      3,221     1,218     1,113
  Other.................................................      343        295       115        95
                                                          -------    -------    ------    ------
    Total...............................................  $15,003    $13,111    $4,985    $4,266
                                                          =======    =======    ======    ======
Operating income before realized capital gains(1):
  American International Assurance Company Ltd. and Nan
    Shan Life Insurance Company, Ltd. ..................  $ 1,028    $   866    $  355    $  305
  American Life Insurance Company.......................      561        508       189       169
  Domestic Life.........................................      948        777       323       273
  Other.................................................       56         47        19        16
                                                          -------    -------    ------    ------
    Total...............................................  $ 2,593    $ 2,198    $  886    $  763
                                                          =======    =======    ======    ======

    -------------------

    (1) Realized capital gains are not deemed to be an integral part of AIG's life insurance operations' internal reporting groups.

    The following table summarizes AIG's financial services operations by major reporting group for the first nine months and third quarter of 2000 and 1999 (in millions):

                                                                     FINANCIAL SERVICES
                                                             ----------------------------------
                                                               NINE MONTHS        THREE MONTHS
                                                                  ENDED              ENDED
                                                              SEPTEMBER 30,      SEPTEMBER 30,
                                                             ----------------    --------------
                                                              2000      1999      2000     1999
                                                             ------    ------    ------    ----
Revenues:
  International Lease Finance Corporation .................  $1,786    $1,635    $  629    $558
  AIG Financial Products Corp. ............................     711       495       260     189
  AIG Trading Group Inc. ..................................     190       153        55      25
  Other....................................................     207       119        80      27
                                                             ------    ------    ------    ----
    Total..................................................  $2,894    $2,402    $1,024    $799
                                                             ======    ======    ======    ====
Operating income:
  International Lease Finance Corporation .................  $  476    $  430    $  166    $146
  AIG Financial Products Corp. ............................     433       316       155     120
  AIG Trading Group Inc. ..................................      41        77         6      10
  Other....................................................     (56)      (67)      (18)    (26)
                                                             ------    ------    ------    ----
    Total..................................................  $  894    $  756    $  309    $250
                                                             ======    ======    ======    ====

e) Statement of Accounting Standards No. 130 "Comprehensive Income" (FASB 130) establishes standards for reporting comprehensive income and its components as part of capital funds. The reclassification adjustments with respect to available for sale securities were $(92) million and $131 million for the first nine months and $(37) million and $54 million for the third quarter of 2000 and 1999, respectively.

f) Derivatives Accounting Policy: AIG Financial Products Corp. and its subsidiaries (AIGFP) and AIG Trading Group Inc. and its subsidiaries (AIGTG) enter into future, forward, swap and option derivative transactions. These transactions are marked to market. With the exception of the derivatives used in market hedging activities with respect to securities available for sale, at market, the mark to market on all such other derivative transactions are recognized in income currently. The mark to market with respect to derivatives which hedge the market movements of securities available for sale, at market is recognized as a component of unrealized appreciation of investments, net of taxes. When the underlying security is sold, the loss or gain resulting from the derivative hedging transaction is recognized as income in that same period.

g) In June 1998, FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FASB
    133). AIG has reviewed and continues to review the effect of the implementation of FASB 133, as amended by FASB 138 and related implementation guidance. This statement requires AIG to recognize all derivatives in the consolidated balance sheet measuring these derivatives at fair value. The recognition of the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative and the extent to which it is effective as part of a hedge transaction. Currently, AIGTG and AIGFP present, in all material respects, the changes in fair value of their derivative transactions as a component of AIG's operating income. AIG does not believe that the implementation of FASB 133 will have a significant impact on its results of operations or financial condition. FASB 133 is effective for the year commencing January 1, 2001.

                       AMERICAN INTERNATIONAL GROUP, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q may include, and AIG's officers and representatives may from time to time make, statements which may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only AIG's belief regarding future events, many of which, by their nature, are inherently uncertain and outside of AIG's control. These statements may address, among other things, AIG's strategy for growth, product development, regulatory approvals, market position, financial results and reserves. It is possible that AIG's actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause AIG's actual results to differ, possibly materially, from those in the specific forward-looking statements are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. AIG is not under any obligation to (and expressly disclaims any such obligations to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

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

     General insurance operations for the nine month periods ending September 30, 2000 and 1999 were as follows:

(in millions)
------------------------------------------------------

                                      2000         1999
-------------------------------------------------------
Net premiums written*:
  Domestic                         $ 8,612      $ 8,175
  Foreign                            4,411        4,042
-------------------------------------------------------
Total                              $13,023      $12,217
-------------------------------------------------------
Net premiums earned*:
  Domestic                         $ 8,349      $ 7,519
  Foreign                            4,272        3,859
-------------------------------------------------------
Total                              $12,621      $11,378
-------------------------------------------------------
Adjusted underwriting profit*:
  Domestic                         $   361      $   257
  Foreign                              271          290
-------------------------------------------------------
Total                              $   632      $   547
-------------------------------------------------------

                                      2000         1999
-------------------------------------------------------
Net investment income:
  Domestic                         $ 1,558      $ 1,467
  Foreign                              441          402
-------------------------------------------------------
Total                              $ 1,999      $ 1,869
-------------------------------------------------------
Operating income before realized
  capital gains*:
  Domestic                         $ 1,919      $ 1,724
  Foreign                              712          692
-------------------------------------------------------
Total                                2,631        2,416
Realized capital gains                  42          211
-------------------------------------------------------
Operating income                   $ 2,673      $ 2,627
-------------------------------------------------------

* Reflects the realignment of certain internal divisions.

     During the first nine months of 2000, the net premiums written and net premiums earned in AIG's general insurance operations increased 6.6 percent and
10.9 percent, respectively, from those of 1999.

     General insurance domestic net premiums written and net premiums earned for the nine month periods ending September 30, 2000 and 1999 were as follows:

(in millions)
------------------------------------------------------

                                       2000        1999
-------------------------------------------------------
Net premiums written:
  DBG*                               $6,409      $6,273
  Personal Lines                      1,868       1,611
  Mortgage Guaranty                     335         291
-------------------------------------------------------
Total*                               $8,612      $8,175
-------------------------------------------------------
Net premiums earned:
  DBG*                               $6,257      $5,703
  Personal Lines                      1,756       1,525
  Mortgage Guaranty                     336         291
-------------------------------------------------------
Total*                               $8,349      $7,519
-------------------------------------------------------

* Reflects the realignment of certain internal divisions.

     During the latter part of 1999, the commercial insurance market continued to experience some rate increases. However, this market remains competitive and excessively capitalized. DBG continued to monitor its operations, canceling, non-renewing or losing business where underwriting and pricing standards could not be achieved. During the first nine months of 2000, DBG declined to renew $262 million of business. DBG has been able to sustain some growth in various specialty markets, such as pollution, excess liability and risk management, where AIG provides cost effective coverages for large complex risks, underwriting flexibility, and creative risk financing solutions. Virtually all areas of DBG experienced rate increases. Excluding non-renewed business DBG's net premiums written increased approximately six percent.

     As reflected in the preceding table showing the distribution of net premiums written, domestic growth was primarily achieved through the growth in the personal auto insurance segment of Personal Lines. Personal Lines net premiums written increased $257 million in the first nine months of 2000 over the same period of 1999. The increase was related to the significant growth in the number of policies issued with respect to the preferred, standard and non-standard auto risks.

     Growth of 9.1 percent and 10.7 percent for foreign general insurance net premiums written and net premiums earned, respectively, in the first nine months of 2000 over 1999 reflects growth of operations in the United Kingdom and the Far East. Foreign general insurance operations produced 33.9 percent of the general insurance net premiums written in the first nine months of 2000 and 33.1 percent in 1999.

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

     AIG, along with most general insurance entities, uses the loss ratio, the expense ratio and the combined ratio as measures of performance. The loss ratio is derived as the sum of losses and loss expenses incurred divided by net premiums earned. The expense ratio is derived as statutory underwriting expenses divided by net premiums written. The combined ratio is the sum of the loss ratio and the expense ratio. These ratios are relative measurements that describe for every $100 of net premiums earned or written, the cost of losses and statutory expenses, respectively. The combined ratio presents the total cost per $100 of premium production. A combined ratio below 100 demonstrates underwrit-
ing profit; a combined ratio above 100 demonstrates underwriting loss. The statutory general insurance ratios were as follows:
------------------------------------------------------

                                       2000        1999
-------------------------------------------------------
Domestic:
  Loss Ratio                          80.48       81.02
  Expense Ratio                       16.60       16.09
-------------------------------------------------------
Combined Ratio                        97.08       97.11
-------------------------------------------------------
Foreign:
  Loss Ratio                          64.15       63.50
  Expense Ratio                       29.68       29.04
-------------------------------------------------------
Combined Ratio                        93.83       92.54
-------------------------------------------------------
Consolidated:
  Loss Ratio                          74.95       75.08
  Expense Ratio                       21.03       20.37
-------------------------------------------------------
Combined Ratio                        95.98       95.45
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

     The adjusted underwriting profits were $632 million in the first nine months of 2000 and $547 million in the same period of 1999. The regulatory, product type and competitive environment as well as the degree of litigation activity in any one country varies significantly. These factors have a direct impact on pricing and consequently profitability as reflected by adjusted underwriting profit and statutory general insurance ratios.

     AIG's results reflect the net impact of incurred losses from catastrophes approximating $44 million and $73 million in the first nine months of 2000 and 1999, respectively. AIG's gross incurred losses from catastrophes approximated $112 million and $180 million in 2000 and 1999, respectively.

     If catastrophes were excluded from the losses incurred, the pro forma consolidated statutory general insurance ratios would be as follows:

--------------------------------------------------------
                                           2000    1999
--------------------------------------------------------
Loss Ratio                                 74.60   74.44
Expense Ratio                              21.03   20.37
--------------------------------------------------------
Combined Ratio                             95.63   94.81
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

     General insurance net investment income in the first nine months of 2000 increased 6.9 percent when compared to the same period of 1999. The growth in net investment income in 2000 was primarily attributable to new cash flow for investment. The new cash flow was generated from net general insurance operating cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     General insurance realized capital gains were $42 million in the first nine months of 2000 and $211 million in 1999. These realized gains resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

     General insurance operating income in the first nine months of 2000 increased 1.7 percent when compared to the same period of 1999. The contribution of general insurance operating income to income before income taxes and minority interest was 43.5 percent in 2000 compared to 47.1 percent in 1999.

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

     AIG's general reinsurance assets amounted to $19.38 billion and resulted from AIG's reinsurance arrangements. Thus, a credit exposure existed at September 30, 2000 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 1999, approximately 50 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances were collateralized. The remaining 50 percent of the general reinsurance assets were from authorized reinsurers and over 95 percent of such balances are from reinsurers rated A-(excellent) or better, as rated by A.M. Best. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Through September 30, 2000, these distribution percentages have not significantly changed.

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

     At September 30, 2000, the consolidated general reinsurance assets of $19.38 billion include reinsurance recoverables for paid losses and loss expenses of $2.83 billion and $13.66 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported
(IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently. It is AIG's belief that the ceded reserves at September 30, 2000 were repre-sentative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

     At September 30, 2000, general insurance reserves for losses and loss expenses (loss reserves) amounted to $38.27 billion. These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses and amounts of discounting related to certain workers' compensation claims. At September 30, 2000, general insurance net loss reserves increased $10 million to $24.61 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at September 30, 2000. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on such future results of operations.

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

     A variety of actuarial methods and assumptions are normally employed to estimate net losses for long tail casualty lines. These methods ordinarily involve the use of loss trend factors intended to reflect the estimated annual growth in loss costs from one accident year to the next. For the majority of long tail casualty lines, net loss trend factors approximated four percent. Loss trend factors reflect many items including changes in claims handling, exposure and policy forms and current and future estimates of monetary inflation and social inflation. Thus, many factors are implicitly considered in estimating the year to year growth in loss costs. Therefore, AIG's carried net long tail loss reserves are judgmentally set as well as tested for reasonableness using the most appropriate loss trend factors for each class of business. In the evaluation of AIG's net loss reserves, loss trend factors vary slightly, depending on the particular class and nature of the business involved. These factors are periodically reviewed and subsequently adjusted, as appropriate, to reflect emerging trends which are based upon past loss experience.

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

     In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims with the same degree of reliability as is the case for other types of claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by the changes in Superfund and waste dump site coverage issues. Although the estimated liabilities for these claims are subject to a significantly greater margin of error than for other claims, the reserves carried for these claims at September 30, 2000 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. (See the previous discussion on reinsurance collectibility herein.)

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

     A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at September 30, 2000 and 1999 was as follows:

(in millions)
------------------------------------------------------------
                                   2000            1999
                               -------------   -------------
                               GROSS    NET    GROSS    NET
------------------------------------------------------------
Asbestos:
Reserve for losses and loss
  expenses at beginning of
  year                         $1,093   $306   $  964   $259
Losses and loss expenses
  incurred                        145     34      366     57
Losses and loss expenses paid    (314)   (51)    (200)   (39)
------------------------------------------------------------
Reserve for losses and loss
  expenses at end of period    $  924   $289   $1,130   $277
------------------------------------------------------------
Environmental:
Reserve for losses and loss
  expenses at beginning of
  year                         $1,519   $585   $1,536   $604
Losses and loss expenses
  incurred                         58     21       77     22
Losses and loss expenses paid     (95)   (19)    (104)   (46)
------------------------------------------------------------
Reserve for losses and loss
  expenses at end of period    $1,482   $587   $1,509   $580
------------------------------------------------------------
Combined:
Reserve for losses and loss
  expenses at beginning of
  year                         $2,612   $891   $2,500   $863
Losses and loss expenses
  incurred                        203     55      443     79
Losses and loss expenses paid    (409)   (70)    (304)   (85)
------------------------------------------------------------
Reserve for losses and loss
  expenses at end of period    $2,406   $876   $2,639   $857
------------------------------------------------------------

     The gross and net IBNR included in the aforementioned reserve for losses and loss expenses at September 30, 2000 and December 31, 1999 were estimated as follows:

(in millions)
------------------------------------------------------

                                   2000            1999
                               -------------   -------------
                               GROSS    NET    GROSS    NET
------------------------------------------------------------
Combined                       $  934   $326   $  930   $352
------------------------------------------------------------

     A summary of asbestos and environmental claims count activity for the nine month periods ended September 30, 2000 and 1999 was as follows:

---------------------------------------------------------------------------------------------------------------------
                                                        2000                                     1999
                                         -----------------------------------      -----------------------------------
                                         ASBESTOS   ENVIRONMENTAL   COMBINED      ASBESTOS   ENVIRONMENTAL   COMBINED
---------------------------------------------------------------------------------------------------------------------
Claims at beginning of year               6,746        13,432        20,178        6,388        16,560        22,948
Claims during period:
  Opened                                    487         1,301         1,788          715         1,792         2,507
  Settled                                   (79)         (449)         (528)        (206)         (717)         (923)
  Dismissed or otherwise resolved          (351)       (2,465)       (2,816)        (307)       (3,748)       (4,055)
---------------------------------------------------------------------------------------------------------------------
Claims at end of period                   6,803        11,819        18,622        6,590        13,887        20,477
---------------------------------------------------------------------------------------------------------------------

     The average cost per claim settled, dismissed or otherwise resolved for the nine month periods ended September 30, 2000 and 1999 was as follows:
------------------------------------------------------

                              2000                  1999
                       -------------------   ------------------
                        GROSS       NET       GROSS       NET
---------------------------------------------------------------
Asbestos               $730,200   $118,600   $390,300   $77,400
Environmental            32,600      6,500     23,200    10,200
Combined                122,300     20,900     61,100    17,200
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

     AIG's survival ratios for involuntary asbestos and environmental claims, separately and combined, were based upon a three year average payment. These ratios at September 30, 2000 and 1999 were as follows:
------------------------------------------------------

                            2000                1999
                       --------------      --------------
                       GROSS     NET       GROSS     NET
---------------------------------------------------------
Involuntary survival
  ratios:
Asbestos                 2.9      5.1        4.0      5.3
Environmental           20.7     19.4       17.0     18.1
Combined                 7.8     12.2        9.2     13.6
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

     Life insurance operations for the nine month periods ending September 30, 2000 and 1999 were as follows:

(in millions)
------------------------------------------------------

                                       2000       1999
--------------------------------------------------------
Premium income:
  Domestic                           $    881   $    675
  Foreign                               9,061      7,949
--------------------------------------------------------
Total                                $  9,942   $  8,624
--------------------------------------------------------
Net investment income:
  Domestic                           $  2,854   $  2,600
  Foreign                               2,330      1,949
--------------------------------------------------------
Total                                $  5,184   $  4,549
--------------------------------------------------------
Operating income before realized
  capital losses:
  Domestic                           $    948   $    777
  Foreign                               1,645      1,421
--------------------------------------------------------
Total                                   2,593      2,198
Realized capital losses                  (123)       (62)
--------------------------------------------------------
Operating income                     $  2,470   $  2,136
--------------------------------------------------------
Life insurance in-force:*
  Domestic                           $ 86,060   $103,049
  Foreign                             500,471    481,910
--------------------------------------------------------
Total                                $586,531   $584,959
--------------------------------------------------------

* Amounts presented were as at September 30, 2000 and December 31, 1999, respectively.

     AIG's life premium income during the first nine months of 2000 represented a 15.3 percent increase from the same period in 1999. Foreign life operations produced 91.1 percent and 92.2 percent of the life premium income in 2000 and 1999, respectively.

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

     Life insurance net investment income increased 14.0 percent during the first nine months of 2000. The growth in net investment income was primarily attributable to both foreign and domestic operations new cash flow for investment. The new cash flow was generated from life insurance operations and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     Life insurance realized capital losses were $123 million in 2000 and $62 million in 1999. These realized capital losses resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

     Life insurance operating income during the first nine months of 2000 increased 15.6 percent to $2.47 billion. Excluding realized capital losses from life insurance operating income, the percent increase would be 18.0. The contribution of life insurance operating income to income before income taxes and minority interest amounted to 40.2 percent during the first nine months of 2000 compared to 38.3 percent in the same period of 1999.

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

     Financial services operations for the nine month periods ending September 30, 2000 and 1999 were as follows:

(in millions)
------------------------------------------------------

                                         2000      1999
--------------------------------------------------------
Revenues:
International Lease Finance
  Corporation                           $1,786    $1,635
AIG Financial Products Corp.*              711       495
AIG Trading Group Inc.*                    190       153
Other                                      207       119
--------------------------------------------------------
Total                                   $2,894    $2,402
--------------------------------------------------------
Operating income:
International Lease Finance
  Corporation                           $  476    $  430
AIG Financial Products Corp.               433       316
AIG Trading Group Inc.                      41        77
Other, including intercompany
  adjustments                              (56)      (67)
--------------------------------------------------------
Total                                   $  894    $  756
--------------------------------------------------------

* Represents commissions, transaction and other fees.

     Financial services operating income increased 18.2 percent in the first nine months of 2000 over 1999.

     Financial services operating income represented 14.5 percent of AIG's income before income taxes and minority interest in the first nine months of 2000. This compares to 13.5 percent in the same period of 1999.

     ILFC generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in the first nine months of 2000 increased 9.2 percent from 1999. The revenue growth resulted primarily from the increase in flight equipment available for operating lease and the increase in the relative cost of the leased fleet. Approximately 20 percent of ILFC's operating lease revenues are derived from U.S. and Canadian airlines. During the first nine months of 2000, operating income increased 10.9 percent from 1999. The composite borrowing rates at the end of the first nine months of 2000 and 1999 were 6.38 percent and 6.03 percent, respectively. (See also the discussions under "Capital Resources" and "Liquidity" herein and Note (d) of Notes to Financial Statements.)

     ILFC is exposed to loss through non-performance of aircraft lessees, through owning aircraft which it would be unable to sell or re-lease at acceptable rates at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At September 30, 2000, there were 387 aircraft subject to operating leases and there were two aircraft off lease. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     AIGFP participates in the derivatives dealer market conducting, primarily as principal, an interest rate, currency, equity and credit derivative products business. AIGFP also enters into structured transactions including long-dated forward foreign exchange contracts, option transactions, liquidity facilities and investment agreements and invests in a diversified portfolio of securities. AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than from speculative transactions. Revenues in the first nine months of 2000 increased 43.6 percent from the same period of 1999. During the first nine months of 2000, operating income increased 36.9 percent from the same period of 1999. As AIGFP is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein and Note (d) of Notes to Financial Statements.)

     AIGTG derives a substantial portion of its revenues from market making and trading activities, as principal, in foreign exchange, interest rates and precious and base metals. Revenues in the first nine months of 2000 increased
24.0 percent from the same period of 1999. During the first nine months of

2000, operating income decreased 47.1 percent from the same period of 1999. As AIGTG is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance or for comparing revenues to operating income. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein and Note (d) of Notes to Financial Statements.)

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

     Asset management operations for the nine month periods ending September 30, 2000 and 1999 were as follows:

(in millions)
------------------------------------------------------

                                           2000    1999
-------------------------------------------------------
Revenues                                   $908    $705
Operating income                           $321    $218
-------------------------------------------------------

     These increases were primarily attributable to increased fees from the management of the variable annuity business and mutual fund assets by SAAMCo.

     Asset management operating income in the first nine months of 2000 increased 47.1 percent when compared to the same period of 1999.

     Asset management operating income represented 5.2 percent of AIG's income before income taxes and minority interest in the first nine months of 2000. This compares to 3.9 percent in the same period of 1999.

     At September 30, 2000, AIG's third party assets under management, including both retail mutual funds and institutional accounts approximated $36 billion.

Other Operations

     Other realized capital losses amounted to $11 million and $18 million in the first nine months of 2000 and 1999, respectively.

     Other income (deductions) -- net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In the first nine months of 2000, net deductions amounted to $196 million. In the same period of 1999, net deductions amounted to $135 million.

     Income before income taxes and minority interest amounted to $6.15 billion in the first nine months of 2000 and $5.58 billion in the same period of 1999.

     In the first nine months of 2000, AIG recorded a provision for income taxes of $1.82 billion compared to the provision of $1.64 billion in the same period of 1999. These provisions represent effective tax rates of 29.7 percent in the first nine months of 2000 and 29.4 percent in the same period of 1999.

     Minority interest represents minority shareholders' equity in income of certain majority-owned consolidated subsidiaries. Minority interest amounted to $188 million and $201 million in the first nine months of 2000 and 1999, respectively.

     Net income amounted to $4.14 billion in the first nine months of 2000 and $3.74 billion in the same period of 1999. The increases in net income over the periods resulted from those factors described above.

CAPITAL RESOURCES

     At September 30, 2000, AIG had total capital funds of $36.57 billion and total borrowings of $37.91 billion. At that date, $34.15 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

     Total borrowings and borrowings not guaranteed or matched at September 30, 2000 and December 31, 1999 were as follows:

(in millions)
--------------------------------------------------------
                                       2000       1999
--------------------------------------------------------
GIAs -- AIGFP                         $11,695    $ 9,430
--------------------------------------------------------
Commercial Paper:
  AIG Funding, Inc.                     1,002        888
  ILFC(a)                               4,351      2,958
  A.I. Credit Corp.                       547        475
  AIG Finance (Taiwan) Limited(a)          98         83
--------------------------------------------------------
  Total                                 5,998      4,404
--------------------------------------------------------
Medium Term Notes:
  ILFC(a)                               2,979      3,226
  AIG                                     590        481
--------------------------------------------------------
  Total                                 3,569      3,707
--------------------------------------------------------
Notes and Bonds Payable:
  ILFC(a)                               5,232      5,016
  AIGFP                                 8,425      7,895
  AIG                                     715        705
--------------------------------------------------------
  Total                                14,372     13,616
--------------------------------------------------------
Loans and Mortgages Payable:
  ILFC(a)(b)                              972        670
  AIG Finance (Hong Kong) Limited(a)      381        566
  AIG Consumer Finance Group,
    Inc.(a)                               579        334
  AIG                                     345        257
--------------------------------------------------------
  Total                                 2,277      1,827
--------------------------------------------------------
Total Borrowings                       37,911     32,984
--------------------------------------------------------
Borrowings not guaranteed by AIG       14,592     12,853
Matched GIA borrowings                 11,695      9,430
Matched notes and bonds
  payable -- AIGFP                      7,858      7,370
--------------------------------------------------------
                                       34,145     29,653
--------------------------------------------------------
Remaining borrowings of AIG           $ 3,766    $ 3,331
--------------------------------------------------------

(a)AIG does not guarantee or support these borrowings.
(b)Primarily capital lease obligations.

     The maturity distributions of total borrowings at September 30, 2000 and December 31, 1999 were as follows:

(in millions)
------------------------------------------------------

                                       2000       1999
--------------------------------------------------------
Short-term borrowings                 $14,345    $10,088
Long-term borrowings(a)                23,566     22,896
--------------------------------------------------------
Total borrowings                      $37,911    $32,984
--------------------------------------------------------

(a)Including commercial paper and excluding that portion of long-term debt maturing in less than one year.

     During the first nine months of 2000, AIGFP increased the aggregate principal amount outstanding of its notes and bonds payable to $8.43 billion. AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The funds may also be temporarily invested in securities purchased under agreements to resell. (See also the discussions under "Operational Review", "Liquidity" and "Derivatives" herein.)

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

     AIG and Funding have entered into revolving credit facilities (collectively, the Facility) aggregating $1.5 billion. The Facility consists of $1.0 billion in short-term revolving credit facilities and a $500 million five year revolving credit facility. The Facility can be used for general corporate purposes and also provide backup for AIG's commercial paper programs administered by Funding. There are currently no borrowings outstanding under the Facility, nor were any borrowings outstanding as of September 30, 2000.

     At September 30, 2000, ILFC had decreased the aggregate principal amount outstanding of its medium term and term notes to $8.21 billion, a net decrease of $31 million, and recorded a $400 million increase in bank loans, a net decline in its capital lease obligations of $98 million and a net increase in its commercial paper of $1.39 billion. At September 30, 2000, ILFC had $625 million in aggregate principal amount of debt securities registered for issuance from time to time. In addition, ILFC established a Euro Medium Term Note Program for $2.0 billion, under which $771 million in notes were sold through September 30, 2000.

     ILFC has an Export Credit Facility, up to a maximum of $4.3 billion, for approximately 75 aircraft to be delivered through 2001. ILFC has the right, but is not required, to use the facility to fund 85 percent of each aircraft's purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on the first 75 aircraft depending on the delivery date of the aircraft. Through September 30, 2000, ILFC borrowed $1.90 billion under this facility. Borrowings with respect to this facility are included in Notes and Bonds Payable in the accompanying table of borrowings.

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

     During the first nine months of 2000, AIG issued $234 million principal amount of Medium Term Notes and $125 million of previously issued notes matured.

     At September 30, 2000, AIG had $781 million in aggregate principal amount of debt securities registered for issuance from time to time.

     AIG's capital funds increased $3.27 billion during the first nine months of 2000. Unrealized appreciation of investments, net of taxes increased $144 million. During the first nine months of 2000, the cumulative translation adjustment loss, net of taxes decreased $77 million. (See also the discussion under "Operational Review" and "Liquidity" herein.) Retained earnings increased $1.85 billion, resulting from net income less dividends.

     During the period from January 1, 2000 through June 30, 2000, AIG repurchased in the open market 10,351,600 shares of its common stock. AIG intends to continue to buy its common shares in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans.

     Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At September 30, 2000, there were no significant statutory or regulatory issues which would impair AIG's financial condition, results of operations or liquidity. To AIG's knowledge, no AIG company is on any regulatory or similar "watch list". (See also the discussion under "Liquidity" herein.)

     The National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company's statutory surplus to the risk inherent in its overall operations. At September 30, 2000, the adjusted capital of each of AIG's domestic general and life companies exceeded each of their RBC standards by considerable margins.

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

     At September 30, 2000, AIG's consolidated invested assets included $5.95 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first nine months of 2000 amounted to $5.34 billion.

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

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG's insurance operations generated approximately $12 billion in pre-tax cash flow during the first nine months of 2000. Cash flow includes periodic premium collections, including policyholders' contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits, acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance investment operations generated approximately $6.8 billion in investment income cash flow during the first nine months of 2000. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains net of realized capital losses.

     In addition to the combined insurance pre-tax operating cash flow, AIG's insurance operations held $5.4 billion in cash and short-term investments at September 30, 2000. The aforementioned operating cash flow and the cash and short-term balances held provided AIG's insurance operations with a significant amount of liquidity.

     This liquidity is available, among other things, to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $27 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $36 billion of fixed income securities and marketable equity securities during the first nine months of 2000.

     The following table is a summary of AIG's invested assets by significant segment, including investment income due and accrued of $2.40 billion and $2.05 billion, and real estate of $1.68 billion and $1.62 billion at September 30, 2000 and December 31, 1999, respectively:

(dollars in millions)
--------------------------------------------------------------------------------

                                                             SEPTEMBER 30, 2000                      December 31, 1999
                                                           -----------------------                -----------------------
                                                           INVESTED       PERCENT                 INVESTED       PERCENT
                                                            ASSETS        OF TOTAL                 ASSETS        OF TOTAL
-------------------------------------------------------------------------------------------------------------------------
General insurance                                          $ 42,000         19.9%                 $ 39,135         20.6%
Life insurance                                               96,202         45.6                    87,355         46.1
Financial services and asset management                      71,797         34.0                    62,548         33.0
Other                                                         1,005          0.5                       651          0.3
-------------------------------------------------------------------------------------------------------------------------
Total                                                      $211,004        100.0%                 $189,689        100.0%
-------------------------------------------------------------------------------------------------------------------------

INSURANCE INVESTED ASSETS

The following tables summarize the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued, and real estate, at September 30, 2000 and December 31, 1999:

(dollars in millions)

-----------------------------------------------------------------------------------------------------------------------
                                                                                                  PERCENT DISTRIBUTION
                                                 GENERAL       LIFE                   PERCENT     ---------------------
              SEPTEMBER 30, 2000                INSURANCE    INSURANCE     TOTAL      OF TOTAL    DOMESTIC     FOREIGN
-----------------------------------------------------------------------------------------------------------------------
Fixed maturities:
  Available for sale, at market value(a)         $17,414      $70,353     $ 87,767      63.5%        51.8%       48.2%
  Held to maturity, at amortized cost             11,801           --       11,801       8.5        100.0          --
Equity securities, at market value(b)              4,102        2,805        6,907       5.0         49.3        50.7
Mortgage loans on real estate, policy and
  collateral loans                                    56       10,657       10,713       7.8         56.9        43.1
Short-term investments, including time
  deposits, and cash                               1,308        4,068        5,376       3.9         38.9        61.1
Real estate                                          380        1,199        1,579       1.1         16.0        84.0
Investment income due and accrued                    581        1,758        2,339       1.7         47.4        52.6
Other invested assets                              6,358        5,362       11,720       8.5         84.9        15.1
-----------------------------------------------------------------------------------------------------------------------
Total                                            $42,000      $96,202     $138,202     100.0%        58.0%       42.0%
-----------------------------------------------------------------------------------------------------------------------

(a)Includes $785 million of bonds trading securities, at market value.
(b)Includes $729 million of non-redeemable preferred stocks, at market value.

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

     At September 30, 2000, approximately 58 percent of the fixed maturities investments were domestic securities. Approximately 39 percent of such domestic securities were rated AAA. Approximately 13 percent were below investment grade or not rated.

     A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At September 30, 2000, approximately 11 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 12 percent were below investment grade or not rated at that date. A large portion of these fixed maturity securities are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

     At September 30, 2000, approximately 18 percent of the fixed maturities portfolio was collateralized mortgage obligations (CMOs), including commercial mortgage backed securities. Substantially all of the CMOs were investment grade and approximately 17 percent of the CMOs were backed by various U.S. government agencies. CMOs are exposed to interest rate risk as the duration and ultimate realized yield would be affected by the accelerated prepayments of the underlying mortgages.

     Any fixed income security may be subject to downgrade for a variety of reasons subsequent to any balance sheet date.

     AIG invests in equities for various reasons, including diversifying its overall exposure to interest rate risk. Equity securities are subject to declines in fair value. Such declines in fair value are presented in unrealized appreciation of investments, net of taxes as a component of comprehensive income.

     Mortgage loans on real estate, policy and collateral loans comprised 7.8 percent of AIG's insurance invested assets at September 30, 2000. AIG's insurance operations' holdings of real estate mortgages amounted to $6.71 billion of which 76.5 per-cent was domestic. At September 30, 2000, only a nominal amount were in default. It is AIG's practice to maintain a maximum loan to value ratio of 75 percent at loan origination. At September 30, 2000, AIG's insurance holdings of collateral loans amounted to $995 million, all of which were foreign. It is AIG's strategy to enter into mortgage and collateral loans as an adjunct primarily to life insurance fixed maturity investments. AIG's policy loans increased from $2.82 billion at December 31, 1999 to $3.01 billion at September 30, 2000.

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

     AIG calculated the VaR with respect to the net fair value of each of AIG's insurance segments as of September 30, 2000 and December 31, 1999. AIG has refined its methodology for calculating VaR and the results of the calculations presented herein were performed using historical simulation. Using historical simulation over the delta-normal approach does not significantly change the results of this disclosure. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was re-priced. Portfolio, business unit, and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period was assumed in computing the VaR figure. At September 30, 2000 and December 31, 1999 the VaR of AIG's insurance segments was approximately $737 million and $863 million for general insurance, respectively, and $1.11 billion and $1.19 billion for life insurance, respectively.

     The following table presents the VaR of each component of market risk for each of AIG's insurance segments as of September 30, 2000 and December 31, 1999. VaR with respect to combined operations cannot be derived by aggregating the individual risk or segment amounts presented herein.

(in millions)
--------------------------------------------------------------------------------

                                                                     GENERAL INSURANCE           LIFE INSURANCE
                                                                     -----------------         -------------------
MARKET RISK                                                          2000         1999          2000          1999
------------------------------------------------------------------------------------------------------------------
Interest rate                                                        $439         $338         $1,089         $950
Currency                                                               50           29            372          566
Equity                                                                603          798            293          396
------------------------------------------------------------------------------------------------------------------

FINANCIAL SERVICES AND ASSET MANAGEMENT INVESTED ASSETS

     The following table is a summary of the composition of AIG's financial services and asset management invested assets at September 30, 2000 and December 31, 1999. (See also the discussions under "Operational Review: Financial Services Operations", "Operational Review: Asset Management Operations", "Capital Resources" and "Derivatives" herein.)

(dollars in millions)
--------------------------------------------------------------------------------

                                                                        2000                        1999
                                                               ----------------------      ----------------------
                                                               INVESTED      PERCENT       INVESTED      PERCENT
                                                                ASSETS       OF TOTAL       ASSETS       OF TOTAL
-----------------------------------------------------------------------------------------------------------------
Flight equipment primarily under operating leases, net of
  accumulated depreciation                                     $19,305         26.9%       $17,334         27.7%
Unrealized gain on interest rate and currency swaps, options
  and forward transactions                                       9,190         12.8          7,931         12.7
Securities available for sale, at market value                  12,650         17.6         12,954         20.7
Trading securities, at market value                              4,568          6.4          4,391          7.0
Securities purchased under agreements to resell, at contract
  value                                                         14,860         20.7         10,897         17.4
Trading assets                                                   7,865         11.0          5,793          9.3
Spot commodities, at market value                                  571          0.8            683          1.1
Other, including short-term investments                          2,788          3.8          2,565          4.1
-----------------------------------------------------------------------------------------------------------------
Total                                                          $71,797        100.0%       $62,548        100.0%
-----------------------------------------------------------------------------------------------------------------

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During the first nine months of 2000, ILFC acquired flight equipment costing $2.65 billion.

     ILFC is exposed to market risk and the risk of loss of fair value resulting from adverse fluctuations in interest rates. As of September 30, 2000 and December 31, 1999, AIG statistically measured the aforementioned loss of fair value through the application of a VaR model. In this analysis, the net fair value of ILFC was determined using the financial instrument assets which included the tax adjusted future flight equipment lease revenue and the financial instrument liabilities which included the future servicing of the current debt. The estimated impact of the current derivative positions was also taken into account.

     AIG calculated the VaR with respect to the net fair value of ILFC using the variance-covariance (delta-normal) methodology. This calculation also used daily historical interest rates for the two years ending September 30, 2000 and December 31, 1999. The VaR model estimated the volatility of each of these interest rates and the correlation among them. The yield curve was constructed using eleven key points on the curve to model possible curve movements. Thus, the VaR measured the sensitivity of the assets and liabilities to the calculated interest rate exposures. These sensitivities were then applied to a database, which contained the historical ranges of movements in interest rates and the correlation among them. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value of a confidence level of 95 percent for a time period of one month. As of September 30, 2000 and December 31, 1999, the VaR with respect to the aforementioned net fair value of ILFC was approximately $16 million and $50 million, respectively.

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

     Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At September 30, 2000, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $182 million of these securities. There were no securities deemed below investment grade at September 30, 2000. There have been no significant downgrades through November 1, 2000. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

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

     The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at September 30, 2000 were as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                GROSS         GROSS
                                                              UNREALIZED    UNREALIZED
                                                                GAINS         LOSSES
--------------------------------------------------------------------------------------
Securities available for sale, at market value                   $ 893         $ 859
Unrealized gain/loss on interest rate and currency swaps,
  options and forward transactions(a)(b)                         9,190         8,186
Trading assets                                                   7,624         5,534
Spot commodities, at market value                                   25            --
Trading liabilities                                                 --         2,431
Securities and spot commodities sold but not yet purchased,
  at market value                                                  472            --
--------------------------------------------------------------------------------------

(a)These amounts are also presented as the respective balance sheet amounts.
(b)At September 30, 2000, AIGTG's replacement values with respect to interest rate and currency swaps were $361 million.

     AIGFP's interest rate and currency risks on securities available for sale, at market, are managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At September 30, 2000, the unrealized gains and losses remaining after the benefit of the offsets were $39 million and $5 million, respectively.

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

     AIG calculated the VaR with respect to AIGFP and AIGTG as of September 30, 2000 and December 31, 1999. AIG has refined its methodology for calculating VaR and the results of the calculations presented herein were performed using historical simulation. Using historical simulation over the delta-normal approach does not significantly change the results of this disclosure. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was re-priced. Portfolio, business unit, and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure).

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

     The following table presents the VaR on a combined basis and of each component of AIGFP's and AIGTG's market risk as of September 30, 2000 and December 31, 1999. VaR with respect to combined operations cannot be derived by aggregating the individual risk presented herein.

(in millions)
---------------------------------------------------------------------------------------
                                                               AIGFP(A)      AIGTG(B)
                                                              -----------   -----------
                        MARKET RISKS                          2000   1999   2000   1999
---------------------------------------------------------------------------------------
Combined                                                       $8    $24     $4    $ 5
Interest rate                                                   7     23      3      3
Currency                                                       --     --      3      4
Equity/Commodity                                                2      1     --     --
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

     The following tables provide the notional and contractual amounts of AIGFP's and AIGTG's derivative transactions at September 30, 2000 and December 31, 1999.

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

     The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss after the application of the aforementioned strategies, netting under ISDA Master Agreements and applying collateral held. Prior to the application of these credit enhancements, the gross credit risk with respect to these derivative instruments was $31.1 billion at September 30, 2000. Subsequent to the application of such credit enhancements, the net exposure to credit risk or the net replacement value of all interest rate, currency and equity swaps, swaptions and forward commitments at September 30, 2000, approximated $8.73 billion. The net replacement value for futures and forward contracts at September 30, 2000, approximated $96 million. The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss.

     The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at September 30, 2000 and December 31, 1999:

(in millions)
--------------------------------------------------------------------------------

                                                                        REMAINING LIFE
                                           -------------------------------------------------------------------------
                                             ONE       TWO THROUGH    SIX THROUGH    AFTER TEN    TOTAL      TOTAL
                                             YEAR      FIVE YEARS      TEN YEARS       YEARS       2000       1999
--------------------------------------------------------------------------------------------------------------------
Interest rate, currency and
  equity/commodity swaps and swaptions:
Notional amount:
  Interest rate swaps                      $ 72,861     $161,398       $ 85,970       $ 7,669    $327,898   $281,682
  Currency swaps                             35,282       39,841         29,734         4,995     109,852     83,673
  Swaptions and equity swaps                 11,399       25,928         10,350         3,509      51,186     48,002
--------------------------------------------------------------------------------------------------------------------
Total                                      $119,542     $227,167       $126,054       $16,173    $488,936   $413,357
--------------------------------------------------------------------------------------------------------------------
Futures and forward contracts:
Exchange traded futures contracts
  contractual amount                       $  8,292           --             --            --    $  8,292   $  6,587
--------------------------------------------------------------------------------------------------------------------
Over the counter forward contracts
  contractual amount                       $ 16,549     $    288       $     43            --    $ 16,880   $ 21,873
--------------------------------------------------------------------------------------------------------------------

     AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At September 30, 2000 and December 31, 1999, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                  NET REPLACEMENT VALUE
                                                              ------------------------------
                                                              SWAPS AND       FUTURES AND       TOTAL     TOTAL
                                                              SWAPTIONS    FORWARD CONTRACTS     2000      1999
----------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                          $3,333             $--           $3,333    $2,067
  AA                                                            2,546              96            2,642     2,839
  A                                                             1,545              --            1,545     1,576
  BBB                                                           1,160              --            1,160       997
  Below investment grade                                          144              --              144        55
----------------------------------------------------------------------------------------------------------------
Total                                                          $8,728             $96           $8,824    $7,534
----------------------------------------------------------------------------------------------------------------

     At September 30, 2000 and December 31, 1999, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                  NET REPLACEMENT VALUE
                                                              ------------------------------
                                                              SWAPS AND       FUTURES AND       TOTAL     TOTAL
                                                              SWAPTIONS    FORWARD CONTRACTS     2000      1999
----------------------------------------------------------------------------------------------------------------
Non-U.S. banks                                                 $2,396             $86           $2,482    $2,515
Insured municipalities                                            455              --              455       352
U.S. industrials                                                1,362              --            1,362       780
Governmental                                                      387              --              387       180
Non-U.S. financial service companies                              388              --              388       158
Non-U.S. industrials                                            1,290              --            1,290     1,117
Special purpose                                                 1,100              --            1,100       716
U.S. banks                                                        166              10              176       510
U.S. financial service companies                                  905              --              905     1,112
Supranationals                                                    279              --              279        94
----------------------------------------------------------------------------------------------------------------
Total                                                          $8,728             $96           $8,824    $7,534
----------------------------------------------------------------------------------------------------------------

     The following tables provide the contractual and notional amounts of AIGTG's derivatives portfolio at September 30, 2000 and December 31, 1999. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the September 30, 2000 balances based upon the expected timing of the future cash flows.

     The gross replacement values presented represent the sum of the estimated positive fair values of all of AIGTG's derivatives contracts at September 30, 2000 and December 31, 1999. These values do not represent the credit risk to AIGTG.

     Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss.

     The following tables present AIGTG's derivatives portfolio and the associated credit exposure, if applicable, by maturity and type of derivative at September 30, 2000 and December 31, 1999:

(in millions)
--------------------------------------------------------------------------------

                                                               REMAINING LIFE
                                              ------------------------------------------------
                                                ONE      TWO THROUGH   SIX THROUGH   AFTER TEN    TOTAL      TOTAL
                                                YEAR     FIVE YEARS     TEN YEARS      YEARS       2000       1999
--------------------------------------------------------------------------------------------------------------------
Contractual amount of futures, forwards and
  options:
  Exchange traded futures and options         $ 13,232     $ 5,174       $    37       $ --      $ 18,443   $ 18,908
--------------------------------------------------------------------------------------------------------------------
  Forwards                                    $204,487     $17,239       $ 2,274       $ --      $224,000   $220,428
--------------------------------------------------------------------------------------------------------------------
  Over the counter purchased options          $ 76,641     $17,120       $14,742       $113      $108,616   $ 83,871
--------------------------------------------------------------------------------------------------------------------
  Over the counter sold options(a)            $ 75,177     $16,843       $14,813       $163      $106,996   $ 86,726
--------------------------------------------------------------------------------------------------------------------
Notional amount:
  Interest rate swaps and forward rate
    agreements                                $ 31,037     $35,049       $ 6,963       $ 73      $ 73,122   $ 80,436
  Currency swaps                                   822       6,587           900         --         8,309      8,359
  Swaptions                                      2,980       8,750         1,590         68        13,388      9,996
--------------------------------------------------------------------------------------------------------------------
Total                                         $ 34,839     $50,386       $ 9,453       $141      $ 94,819   $ 98,791
--------------------------------------------------------------------------------------------------------------------
Credit exposure:
  Futures, forwards, swaptions and purchased
    options contracts and interest rate and
    currency swaps:
  Gross replacement value                     $  6,262     $ 2,989       $   642       $  3      $  9,896   $  7,889
  Master netting arrangements                   (3,642)     (2,146)         (467)        (3)       (6,258)    (4,580)
  Collateral                                      (123)        (34)          (17)        --          (174)      (209)
--------------------------------------------------------------------------------------------------------------------
Net replacement value(b)                      $  2,497     $   809       $   158       $ --      $  3,464   $  3,100
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

     AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At September 30, 2000 and December 31, 1999, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio was as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                 NET REPLACEMENT VALUE
                                                                -----------------------
                                                                 2000             1999
---------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                           $  267           $  276
  AA                                                             1,199            1,241
  A                                                              1,444            1,010
  BBB                                                              338              256
  Below investment grade                                            45               49
  Not externally rated, including exchange traded futures
    and options*                                                   171              268
---------------------------------------------------------------------------------------
Total                                                           $3,464           $3,100
---------------------------------------------------------------------------------------
Counterparty breakdown by industry:
  Non-U.S. banks                                                $1,227              926
  U.S. industrials                                                 179               70
  Governmental                                                     154              178
  Non-U.S. financial service companies                             687              698
  Non-U.S. industrials                                             199              176
  U.S. banks                                                       361              401
  U.S. financial service companies                                 486              383
  Exchanges*                                                       171              268
---------------------------------------------------------------------------------------
Total                                                           $3,464           $3,100
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

ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial

Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FASB 133). AIG has reviewed and continues to review the effect of the implementation of FASB 133, as amended by FASB 138 and related implementation guidance. This statement requires AIG to recognize all derivatives in the consolidated balance sheet measuring these derivatives at fair value. The recognition of the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative and the extent to which it is effective as part of a hedge transaction. Currently, AIGTG and AIGFP present, in all material respects, the changes in fair value of their derivative transactions as a component of AIG's operating income. AIG does not believe that the implementation of FASB 133 will have a significant impact on its results of operations or financial condition. FASB 133 is effective for the year commencing January 1, 2001.

RECENT DEVELOPMENT

     The shareholders of HSB Group, Inc. (HSB) approved the acquisition of HSB by AIG on November 6, 2000. The total value of the transaction is approximately $1.2 billion. The parties expect the transaction to close later this year, upon receipt of pending regulatory approvals.

PART II -- OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
        See accompanying Exhibit Index.

     (b) There have been no reports on Form 8-K filed during the quarter ended September 30, 2000.

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

Dated: November 13, 2000

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