Form 10-K
period 2000-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2001-04-02
CIK 5272

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

                   For the fiscal year ended December 31, 2000

                                       OR

  |_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                For the Transition period from______to______________

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

      The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on January 31, 2001 was approximately $152,474,241,000 computed upon the basis of the closing sales price of the Common Stock on that date.

    As of January 31, 2001, there were outstanding 2,333,119,315 shares of Common Stock, $2.50 par value, of the registrant.

                      Documents Incorporated by Reference:

      The registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 16, 2001 is incorporated by reference in
Part III of this Form 10-K.
================================================================================

PART I
================================================================================
ITEM 1. Business

American International Group, Inc. ("AIG"), a Delaware corporation, is a holding company which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities and financial services in the United States and abroad. AIG's primary activities include both general and life insurance operations. Other significant activities include financial services and asset management. The principal insurance company subsidiaries are American Home Assurance Company ("American Home"), National Union Fire Insurance Company of Pittsburgh, Pa. ("National Union"), New Hampshire Insurance Company ("New Hampshire"), Lexington Insurance Company ("Lexington"), The Hartford Steam Boiler Inspection and Insurance Company ("HSB"), Transatlantic Reinsurance Company, American International Underwriters Overseas, Ltd. ("AIUO"), American Life Insurance Company ("ALICO"), American International Assurance Company, Limited together with American International Assurance Company (Bermuda) Limited ("AIA"), Nan Shan Life Insurance Company, Ltd. ("Nan Shan"), American International Reinsurance Company, Ltd. and United Guaranty Residential Insurance Company. The merger of SunAmerica Inc., a leading company in the retirement savings and asset accumulation business, with and into AIG became effective January 1, 1999. The transaction was treated as a pooling of interests for accounting purposes. AIG issued 0.855 shares of common stock in exchange for each share of SunAmerica Inc. stock outstanding at the effective time of the merger for an aggregate issuance of approximately 187.5 million shares. For information on AIG's business segments, see Note 18 of Notes to Financial Statements.

      All per share information herein gives retroactive effect to all stock dividends and stock splits. As of January 31, 2001, beneficial ownership of approximately 13.6 percent, 2.7 percent and 2.0 percent of AIG's Common Stock, $2.50 par value ("Common Stock"), was held by Starr International Company, Inc. ("SICO"), The Starr Foundation and C.V. Starr & Co., Inc. ("Starr"), respectively.

      At December 31, 2000, AIG and its subsidiaries had approximately 61,000 employees.

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

(dollars in millions)
-----------------------------------------------------------------------------------------------------
Years Ended December 31,                     2000         1999         1998         1997         1996
=====================================================================================================
General insurance operations:
  Gross premiums written                 $ 25,050     $ 22,569     $ 20,684     $ 18,742     $ 18,319
  Net premiums written                     17,526       16,224       14,586       13,408       12,692
  Net premiums earned                      17,407       15,544       14,098       12,421       11,855
  Adjusted underwriting profit(a)             785          669          531          490          450
  Net investment income                     2,701        2,517        2,192        1,854        1,691
  Realized capital gains                       38          295          205          128           65
  Operating income                          3,524        3,481        2,928        2,472        2,206
  Identifiable assets                      85,270       76,725       73,226       62,386       58,792
-----------------------------------------------------------------------------------------------------
  Loss ratio                                 75.3         75.5         75.6         75.3         75.9
  Expense ratio                              21.4         20.8         20.8         20.9         20.6
-----------------------------------------------------------------------------------------------------
  Combined ratio                             96.7         96.3         96.4         96.2         96.5
=====================================================================================================
Life insurance operations:
  Premium income                           13,610       11,942       10,293        9,956        8,995
  Net investment income                     7,123        6,206        5,201        4,521        3,805
  Realized capital gains (losses)            (162)        (148)         (74)          (9)           4
  Operating income                          3,387        2,858        2,373        2,048        1,657
  Identifiable assets                     142,045      128,697      103,611       87,747       72,275
  Insurance in-force at end of year       583,059      584,959      503,649      443,323      429,992
Financial services operations:
  Commissions, transaction and other fees   4,052        3,340        3,044        3,042        2,379
  Operating income                          1,293        1,081          869          671          501
  Identifiable assets                      81,016       66,567       59,198       51,110       43,074
Asset management operations:
  Commissions and other fees                1,217          985          707          555          444
  Operating income                            430          314          191          127          101
  Identifiable assets                       1,590        1,132          915          646          787
Equity in income of minority-owned
  insurance operations                         --           --           57          114           99
Other realized capital losses                 (14)         (25)          (7)         (29)         (12)
Revenues (b)                               45,972       40,656       35,716       32,553       29,325
Total assets                              306,577      268,238      233,676      199,614      172,330
=====================================================================================================

(a) Adjusted underwriting profit is statutory underwriting income adjusted primarily for changes in deferral of acquisition costs. This adjustment is necessary to present the financial statements in accordance with generally accepted accounting principles.
(b) Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transaction and other fees, asset management commissions and other fees, equity in income of minority-owned insurance operations, and realized capital gains (losses). Commencing in 1997, agency operations were presented as a component of general insurance and 1996 agency results have been reclassified to conform to this presentation.

      The following table shows identifiable assets, revenues and income derived from operations in the United States and Canada and from operations in other countries for the year ended December 31, 2000. (See also Note 18 of Notes to Financial Statements.)

(dollars in millions)
-----------------------------------------------------------------------------------------------------------------
                                                                                             Percent of Total
                                                                                       --------------------------
                                                            United States       Other  United States        Other
                                                     Total     and Canada   Countries     and Canada    Countries
=================================================================================================================
General insurance operations:
  Net premiums earned                               $17,407      $11,739    $ 5,668           67.4%      32.6%
  Adjusted underwriting profit                          785          450        335           57.3       42.7
  Net investment income                               2,701        2,076        625           76.9       23.1
  Realized capital gains                                 38           34          4           89.8       10.2
  Operating income                                    3,524        2,560        964           72.7       27.3
  Identifiable assets                                85,270       64,381     20,889           75.5       24.5
Life insurance operations:
  Premium income                                     13,610        1,255     12,355            9.2       90.8
  Net investment income                               7,123        3,926      3,197           55.1       44.9
  Realized capital gains (losses)                      (162)        (168)         6             --         --
  Operating income                                    3,387        1,143      2,244           33.8       66.2
  Identifiable assets                               142,045       79,174     62,871           55.7       44.3
Financial services operations:
  Commissions, transaction and other fees             4,052        3,250        802           80.2       19.8
  Operating income                                    1,293          934        359           72.3       27.7
  Identifiable assets                                81,016       67,727     13,289           83.6       16.4
Asset management operations:
  Commissions and other fees                          1,217        1,028        189           84.4       15.6
  Operating income                                      430          405         25           94.1        5.9
  Identifiable assets                                 1,590          818        772           51.4       48.6
Other realized capital losses                           (14)         (14)        --             --         --
Income before income taxes and minority interest      8,349        4,797      3,552           57.5       42.5
Revenues                                             45,972       23,126     22,846           50.3       49.7
Total Assets                                        306,577      207,914     98,663           67.8       32.2
=================================================================================================================

General Insurance Operations

AIG's general insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance. One or more of these companies is licensed to write substantially all of these lines in all states of the United States and in approximately 70 foreign countries.

      Domestic general insurance operations are comprised of the Domestic Brokerage Group, which includes the domestic operations of Transatlantic Holdings, Inc. ("Transatlantic") and HSB, Personal Lines, including 21st Century Insurance Group (21st Century), and Mortgage Guaranty.

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

      In addition to writing substantially all classes of business insurance, including large commercial or industrial property insurance, excess liability, inland marine, environmental, workers' compensation and excess and umbrella coverages, DBG offers many specialized forms of insurance such as equipment breakdown, directors and officers liability, difference-in-conditions, kidnap-ransom, export credit and political risk, and various types of professional errors and omissions coverages. Lexington writes surplus lines, those risks for which conventional insurance companies do not readily provide insurance coverage, either because of complexity or because the coverage does not lend itself to conventional contracts.

      AIG engages in mass marketing of personal lines coverages, primarily private passenger auto and homeowners and personal umbrella coverages, principally through American International Insurance Company and 21st Century.

      The business of United Guaranty Corporation ("UGC") and its subsidiaries is also included in the domestic operations of AIG. The principal business of the UGC subsidiaries is the writing of residential mortgage loan insurance, which is guaranty insurance on conventional first mortgage loans on single-family dwellings and condominiums. Such insurance protects lenders against loss if borrowers default. UGC subsidiaries also write home equity and property improvement loan insurance on loans to finance residential property improvements, alterations and repairs and for other purposes not necessarily related to real estate. UGC had approximately $22 billion of mortgage guarantee risk in-force at December 31, 2000.

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

      During 2000, DBG and the Foreign General insurance group accounted for
50.2 percent and 32.9 percent, respectively, of AIG's net premiums written.

      AIG's general insurance company subsidiaries worldwide operate primarily by underwriting and accepting risks for their direct account and securing reinsurance on that portion of the risk in excess of the limit which they wish to retain. This operating policy differs from that of many insurance companies which will underwrite only up to their net retention limit, thereby requiring the broker or agent to secure commitments from other underwriters for the remainder of the gross risk amount.

      The following table summarizes general insurance premiums written and earned:

(in millions)
--------------------------------------------
Years Ended December 31,   Written    Earned
============================================
2000
Gross premiums             $25,050   $24,062
Ceded premiums              (7,524)   (6,655)
--------------------------------------------
Net premiums               $17,526   $17,407
============================================
1999
Gross premiums             $22,569   $21,187
Ceded premiums              (6,345)   (5,643)
--------------------------------------------
Net premiums               $16,224   $15,544
============================================
1998
Gross premiums             $20,684   $20,092
Ceded premiums              (6,098)   (5,994)
--------------------------------------------
Net premiums               $14,586   $14,098
============================================


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

      AIG is well diversified both in terms of lines of business and geographic locations. Of the general insurance lines of business, workers' compensation was approximately 9 percent of AIG's net premiums written. This line is well diversified geographically.

      The majority of AIG's general insurance business is in the casualty classes, which tend to involve longer periods of time for the reporting and settling of claims. This may increase the risk and uncertainty with respect to AIG's loss reserve development. (See also the Discussion and Analysis of Consolidated Net Losses and Loss Expense Reserve Development and Management's Discussion and Analysis of Financial Condition and Results of Operations.)

      Loss and expense ratios of AIG's consolidated general insurance operations are set forth in the following table. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

(dollars in millions)
-------------------------------------------------------------------------------------------------------------------------------
                                                              Ratio of        Ratio of
                                                            Losses and    Underwriting
                                                         Loss Expenses        Expenses
                                      Net Premiums         Incurred to     Incurred to                                Industry
                                 ---------------------    Net Premiums    Net Premiums     Combined   Underwriting    Combined
Years Ended December 31,         Written        Earned          Earned         Written        Ratio         Margin      Ratio*
===============================================================================================================================
2000                             $17,526       $17,407            75.3           21.4         96.7            3.3      109.6
1999                              16,224        15,544            75.5           20.8         96.3            3.7      107.1
1998                              14,586        14,098            75.6           20.8         96.4            3.6      104.9
1997                              13,408        12,421            75.3           20.9         96.2            3.8      101.5
1996                              12,692        11,855            75.9           20.6         96.5            3.5      106.3
===============================================================================================================================

*Source: Best's Aggregates & Averages (Stock insurance companies, after dividends to policyholders); the ratio for 2000 reflects estimated results.

      During 2000, of the direct general insurance premiums written (gross premiums less return premiums and cancellations, excluding reinsurance assumed and before deducting reinsurance ceded), 12.7 percent and 6.9 percent were written in California and New York respectively. No other state accounted for more than 5 percent of such premiums.

      There was no significant adverse effect on AIG's general insurance results of operations from the economic environments in any one state, country or geographic region for the year ended December 31, 2000. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

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

      The "Analysis of Consolidated Net Losses and Loss Expense Reserve Development", which follows, presents the development of net losses and loss expense reserves for calendar years 1990 through 2000. The upper half of the table shows the cumulative amounts paid during successive years related to the opening loss reserves. For example, with respect to the net losses and loss expense reserve of $17.56 billion as of December 31, 1993, by the end of 2000 (seven years later) $14.97 billion had actually been paid in settlement of these net loss reserves. In addition, as reflected in the lower section of the table, the original reserve of $17.56 billion was reestimated to be $18.63 billion at December 31, 2000. This increase from the original estimate would generally be a combination of a number of factors, including reserves being settled for larger amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The redundancy (deficiency) depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective column heading. For example, the redundancy of $335 million at December 31, 2000 related to December 31, 1999 net losses and loss expense reserves of $24.60 billion represents the cumulative amount by which reserves for 1999 and prior years have developed redundantly during 2000. The reserve for net losses and loss expenses with respect to Transatlantic and 21st Century are included only in the consolidated net losses and loss expenses commencing with the year ended December 31, 1998. Reserve development for these operations is included only for 1998 and subsequent periods.

      Over the past several years, AIG has strengthened its net loss and loss expense reserves with respect to asbestos and environmental losses. This strengthening is the primary cause of the adverse development reflected in certain calendar years in the net loss and loss expense reserves shown in the following table.

Analysis of Consolidated Net Losses and
Loss Expense Reserve Development

(in millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                     1990     1991     1992     1993     1994     1995      1996     1997     1998     1999    2000
===================================================================================================================================
Reserve for Net Losses and Loss
   Expenses, December 31,         $14,699  $15,840  $16,757  $17,557  $18,419  $19,693   $20,407  $21,171  $24,619  $24,600 $24,952
Paid (Cumulative) as of:
   One Year Later                   4,315    4,748    4,883    5,146    4,775    5,281     5,616    5,716    6,779    7,783
   Two Years Later                  7,350    8,015    8,289    8,242    8,073    8,726     9,081    9,559   11,565
   Three Years Later                9,561   10,436   10,433   10,404   10,333   11,024    11,456   12,442
   Four Years Later                11,224   11,815   11,718   12,095   12,107   12,591    13,376
   Five Years Later                12,112   12,611   12,931   13,378   13,270   13,994
   Six Years Later                 12,615   13,472   13,894   14,179   14,290
   Seven Years Later               13,235   14,193   14,502   14,968
   Eight Years Later               13,804   14,654   15,105
   Nine Years Later                14,147   15,158
   Ten Years Later                 14,573
Net Liability Reestimated as of:
   End of Year                     14,699   15,840   16,757   17,557   18,419   19,693    20,407   21,171   24,619   24,600  24,952
   One Year Later                  14,596   15,828   16,807   17,434   18,139   19,413    20,009   20,890   24,237   24,265
   Two Years Later                 14,595   15,903   16,603   17,479   18,269   19,330    19,999   20,886   23,864
   Three Years Later               14,724   15,990   16,778   17,782   18,344   19,327    20,151   20,572
   Four Years Later                14,965   16,254   17,182   18,090   18,344   19,604    19,916
   Five Years Later                15,361   16,712   17,600   18,300   18,535   19,500
   Six Years Later                 15,845   17,095   17,844   18,537   18,575
   Seven Years Later               16,161   17,356   18,148   18,629
   Eight Years Later               16,385   17,679   18,320
   Nine Years Later                16,687   17,872
   Ten Years Later                 16,915
   Redundancy/(Deficiency)         (2,216)  (2,032)  (1,563)  (1,072)    (156)     193       491      599      755      335
===================================================================================================================================

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

Analysis of Consolidated Net Losses and Loss Expense
Reserve Development Excluding Asbestos and
Environmental Net Losses and Loss Expense Reserve
Development

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                     1990     1991     1992     1993     1994     1995      1996     1997     1998    1999      2000
====================================================================================================================================
Reserve for Net Losses and
   Loss Expenses, Excluding
   Asbestos and Environmental
   Losses and Loss Expenses,
   December 31,                   $14,539  $15,639  $16,503  $17,249  $18,089  $19,186   $19,664  $20,384   23,754  $23,709  $24,097
Paid (Cumulative) as of:
   One Year Later                   4,260    4,691    4,766    5,061    4,700    5,174     5,507    5,576    6,657    7,712
   Two Years Later                  7,237    7,842    8,088    8,082    7,891    8,515     8,832    9,305   11,373
   Three Years Later                9,333   10,178   10,157   10,137   10,048   10,673    11,094   12,122
   Four Years Later                10,912   11,483   11,337   11,726   11,683   12,128    12,948
   Five Years Later                11,727   12,175   12,448   12,871   12,734   13,466
   Six Years Later                 12,126   12,935   13,274   13,560   13,689
   Seven Years Later               12,646   13,519   13,771   14,285
   Eight Years Later               13,079   13,870   14,310
   Nine Years Later                13,312   14,311
   Ten Years Later                 13,677
Net Liability Reestimated as of:
   End of Year                     14,539   15,639   16,503   17,249   18,089   19,186    19,664   20,384   23,754   23,709   24,097
   One Year Later                  14,341   15,518   16,382   17,019   17,556   18,568    19,118   19,903   23,229   23,345
   Two Years Later                 14,232   15,422   16,073   16,813   17,355   18,347    18,910   19,771   22,827
   Three Years Later               14,190   15,403   15,997   16,790   17,293   18,141    18,934   19,428
   Four Years Later                14,327   15,417   16,081   16,960   17,090   18,292    18,670
   Five Years Later                14,472   15,562   16,362   16,969   17,155   18,161
   Six Years Later                 14,648   15,808   16,404   17,080   17,169
   Seven Years Later               14,828   15,869   16,582   17,146
   Eight Years Later               14,854   16,067   16,731
   Nine Years Later                15,032   16,238
   Ten Years Later                 15,241
   Redundancy/(Deficiency)           (702)    (599)    (228)     103      920    1,025       994      956      927      364
====================================================================================================================================

Reconciliation of Net Reserve for Losses and
Loss Expenses

(in millions)
----------------------------------------------------------------------------
                                              2000          1999        1998
============================================================================
Net reserve for losses and loss
   expenses at beginning of year           $24,600       $24,619     $21,171
Acquisitions (a)                               236            --       2,896
----------------------------------------------------------------------------
Losses and loss expenses incurred:
   Current year                             13,356        12,122      10,938
   Prior years (b)                            (252)         (384)       (281)
----------------------------------------------------------------------------
                                            13,104        11,738      10,657
----------------------------------------------------------------------------
Losses and loss expenses paid:
   Current year                              5,205         4,978       4,389
   Prior years                               7,783         6,779       5,716
----------------------------------------------------------------------------
                                            12,988        11,757      10,105
----------------------------------------------------------------------------
Net reserve for losses and loss
   expenses at end of year (c)             $24,952       $24,600     $24,619
============================================================================

(a) Acquisitions include the opening balances with respect to HSB in 2000 and Transatlantic and 21st Century in 1998.
(b) Does not include the effects of foreign exchange adjustments which are reflected in the "Net Losses and Loss Expense Reserve Development" table.
(c)   See also Note 6(a) of Notes to Financial Statements.

      Approximately 48 percent of the net losses and loss expense reserves are paid out within two years of the date incurred. The remaining net losses and loss expense reserves, particularly those associated with the casualty lines of business, may extend to 20 years or more.

    For further discussion regarding net reserves for losses and loss expenses, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The reserve for losses and loss expenses as reported in AIG's Consolidated Balance Sheet at December 31, 2000, differs from the total reserve reported in the Annual Statements filed with state insurance departments and, where appropriate, with foreign regulatory authorities. The differences at December 31, 2000 relate primarily to reserves for certain foreign operations. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

    The reserve for gross losses and loss expenses is prior to reinsurance and represents the accumulation for reported losses and IBNR. Management reviews the adequacy of established gross loss reserves in the manner previously described for net loss reserves.

      The "Analysis of Consolidated Gross Losses and Loss Expense Reserve Development", which follows, presents the development of gross losses and loss expense reserves for calendar years 1992 through 2000. As with the net losses and loss expense reserve development, the deficiencies of $2.30 billion and $1.50 billion for 1992 and 1993, and redundancies of $307 million, $622 million, $1.04 billion, $590 million, $351 million and $254 million for 1994, 1995, 1996, 1997, 1998 and 1999 respectively, are relatively insignificant both in terms of an aggregate amount and as a percentage of the initial reserve balance.

Analysis of Consolidated Gross Losses
and Loss Expense Reserve Development

(in millions)
------------------------------------------------------------------------------------------------------------------
                                     1992     1993     1994     1995     1996     1997      1998     1999     2000
==================================================================================================================
Gross Losses and
  Loss Expenses,
  December 31,                    $28,157  $30,046  $31,435  $33,047  $33,430  $33,400   $38,310  $38,252  $40,613
Paid (Cumulative)
  as of:
  One Year Later                    7,281    8,807    7,640    8,392    9,199    9,185    10,344   12,543
  Two Years Later                  13,006   13,279   13,036   15,496   15,043   14,696    19,155
  Three Years Later                16,432   17,311   17,540   18,837   18,721   19,706
  Four Years Later                 18,550   20,803   20,653   21,811   21,729
  Five Years Later                 21,322   22,895   22,634   23,463
  Six Years Later                  22,807   23,779   24,205
  Seven Years Later                23,684   25,239
  Eight Years Later                25,060
Gross Liability Reestimated
  as of:
  End of Year                      28,157   30,046   31,435   33,047   33,430   33,400    38,310   38,252   40,613
  One Year Later                   28,253   29,866   30,759   32,372   32,777   32,337    37,161   37,998
  Two Years Later                  27,825   29,537   30,960   32,398   31,719   32,251    37,959
  Three Years Later                27,727   30,362   30,825   31,759   31,407   32,810
  Four Years Later                 28,625   31,020   30,508   31,604   32,388
  Five Years Later                 29,701   30,881   30,417   32,425
  Six Years Later                  29,605   30,969   31,128
  Seven Years Later                29,929   31,546
  Eight Years Later                30,452
  Redundancy/(Deficiency)          (2,295)  (1,500)     307      622    1,042      590       351      254
==================================================================================================================

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

      Life insurance operations in foreign countries comprised 90.8 percent of life premium income and 66.2 percent of operating income in 2000. AIG operates overseas principally through American Life Insurance Company (ALICO), American International Assurance Company, Limited together with American International Assurance Company (Bermuda) Limited (AIA) and Nan Shan Life Insurance Company, Ltd. (Nan Shan). ALICO is incorporated in Delaware and all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in approximately 50 countries located in Europe, Africa, Latin America, the Caribbean, the Middle East, and the Far East, with Japan being the largest territory. AIA operates primarily in Hong Kong, Singapore, Malaysia and Thailand. Nan Shan operates in Taiwan. These operations comprised
88.1 percent of AIG's consolidated life premium income in 2000. (See also Note 18 of Notes to Financial Statements.)

      AIG's domestic life operations are comprised of two separate operations, AIG's domestic life companies and the life insurance subsidiaries of SunAmerica. AIG's domestic life subsidiaries are American International Life Assurance Company of New York and AIG Life Insurance Company. These companies utilize multiple distribution channels including brokerage and career and general agents to offer primarily life insurance, financial and investment products and specialty forms of accident and health coverage for individuals and groups, including employee benefit plans. SunAmerica sells primarily financial and investment type products. The domestic life operations comprised 9.2 percent of total life premium income in 2000.

      There was no significant adverse effect on AIG's life insurance results of operations from economic environments in any one state, country or geographic region for the year ended December 31, 2000. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

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

      The foreign life companies have over 140,000 career agents and sell their products largely to indigenous persons in local currencies. In addition to the agency outlets, these companies also distribute their products through direct marketing channels, such as mass marketing, and through brokers and other distribution outlets such as financial institutions.

      The following tables summarize the life insurance operating results for the years ended December 31, 2000, 1999 and 1998. (See also Management's Discussion and Analysis of Financial Condition and Results of
Operations.)

(dollars in millions)
-----------------------------------------------------------------------------------------------------------------------
                                                                                                           Average
                                                     Net                                               Termination Rate
                                Premium       Investment          Operating          Insurance        -----------------
December 31, 2000                Income           Income          Income(a)           In-Force        Lapse       Other
=======================================================================================================================
Individual:
  Life                          $ 9,533           $3,081             $1,664           $427,108(b)       8.3%       1.5%
  Annuity                           490            1,467                289                   (c)
  Accident and health             1,945              130                529                   (c)
Group:
  Life                              653               40                 83            155,951          7.7%       4.2%
  Pension                           351            2,383                952                   (c)
  Accident and health               638               31                 41                   (c)
Realized capital losses              --               --               (162)                  (c)
Consolidation adjustments            --               (9)                (9)                  (c)
-----------------------------------------------------------------------------------------------------------------------
Total                           $13,610           $7,123             $3,387           $583,059
=======================================================================================================================

(a)        Including income related to investment type products.
(b)        Including $282.7 billion of whole life insurance and endowments.
(c)        Not applicable.

(dollars in millions)
----------------------------------------------------------------------------------------------------------------------
                                                                                                           Average
                                                     Net                                               Termination Rate
                                Premium       Investment          Operating          Insurance        -----------------
December 31, 1999                Income           Income          Income(a)           In-Force        Lapse       Other
=======================================================================================================================
Individual:
  Life                          $ 8,491           $2,630             $1,487           $431,507(b)       7.0%        1.6%
  Annuity                           334            1,600                244                   (c)
  Accident and health             1,643              115                432                   (c)
Group:
  Life                              619               37                 66            153,452          8.5%        2.7%
  Pension                           252            1,805                765                   (c)
  Accident and health               603               27                 20                   (c)
Realized capital losses              --               --               (148)                  (c)
Consolidation adjustments            --               (8)                (8)                  (c)
----------------------------------------------------------------------------------------------------------------------
Total                           $11,942           $6,206             $2,858           $584,959
=======================================================================================================================

(a)        Including income related to investment type products.
(b)        Including $304.7 billion of whole life insurance and endowments.
(c)        Not applicable.

----------------------------------------------------------------------------------------------------------------------
                                                                                                           Average
                                                     Net                                               Termination Rate
                                Premium       Investment          Operating          Insurance        -----------------
December 31, 1998                Income           Income             Income(a)        In-Force        Lapse       Other
=======================================================================================================================
Individual:
  Life                          $ 7,391           $2,260             $1,244           $381,181(b)       6.8%        1.4%
  Annuity                           284            1,598                292                   (c)
  Accident and health             1,297               95                361                   (c)
Group:
  Life                              513               32                 55            122,468         10.6%        5.1%
  Pension                           229            1,197                480                   (c)
  Accident and health               579               27                 23                   (c)
Realized capital losses              --               --                (74)                  (c)
Consolidation adjustments            --               (8)                (8)                  (c)
-----------------------------------------------------------------------------------------------------------------------
Total                           $10,293           $5,201             $2,373           $503,649
=======================================================================================================================

(a)        Including income related to investment type products.
(b)        Including $280.1 billion of whole life insurance and endowments.
(c)        Not applicable.

      AIG's individual life insurance and group life insurance portfolio accounted for 49 percent, 52 percent and 53 percent of AIG's consolidated life insurance operating income before realized capital losses for the years ended December 31, 2000, 1999 and 1998, respectively. For the years ended December 31, 2000, 1999 and 1998, 63.1 percent, 64.7 percent and 68.0 percent, respectively, of consolidated life operating income before realized capital losses was derived from foreign operations.

Insurance Investment Operations

A significant portion of AIG's general and life operating revenues are derived from AIG's insurance investment operations. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 2, 8 and 18 of Notes to Financial Statements.)

      The following tables summarize the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at December 31, 2000 and 1999:

(dollars in millions)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Percent Distribution
                                                                General        Life               Percent    ---------------------
December 31, 2000                                             Insurance   Insurance       Total  of Total    Domestic     Foreign
==================================================================================================================================
Fixed maturities:
Available for sale, at market value (a)                         $18,168     $72,159   $  90,327      63.8%       51.8%      48.2%
Held to maturity, at amortized cost                              11,533          --      11,533       8.1       100.0         --
Equity securities, at market value (b)                            4,666       2,309       6,975       4.9        55.4       44.6
Mortgage loans on real estate, policy and collateral loans           65      10,563      10,628       7.5        58.6       41.4
Short-term investments, including time deposits, and cash         1,448       4,066       5,514       3.9        44.8       55.2
Real estate                                                         408       1,359       1,767       1.3        16.6       83.4
Investment income due and accrued                                   584       1,689       2,273       1.6        46.8       53.2
Other invested assets                                             6,020       6,566      12,586       8.9        88.3       11.7
----------------------------------------------------------------------------------------------------------------------------------
Total                                                           $42,892     $98,711    $141,603     100.0%       58.9%      41.1%
==================================================================================================================================

(a)   Includes $846 million of bonds trading securities, at market value.
(b) Includes $1.04 billion of non-redeemable preferred stocks, at market value.

(dollars in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Percent Distribution
                                                                General        Life               Percent    ---------------------
December 31, 1999                                             Insurance   Insurance       Total  of Total    Domestic     Foreign
====================================================================================================================================
Fixed maturities:
Available for sale, at market value (a)                         $16,903     $61,022   $  77,925      61.6%       53.5%       46.5%
Held to maturity, at amortized cost                              12,078          --      12,078       9.5       100.0          --
Equity securities, at market value (b)                            4,000       2,503       6,503       5.1        50.2        49.8
Mortgage loans on real estate, policy and collateral loans           70      10,420      10,490       8.3        57.0        43.0
Short-term investments, including time deposits, and cash           977       5,710       6,687       5.3        45.1        54.9
Real estate                                                         381       1,141       1,522       1.2        18.5        81.5
Investment income due and accrued                                   576       1,421       1,997       1.6        48.0        52.0
Other invested assets                                             4,150       5,138       9,288       7.4        85.1        14.9
------------------------------------------------------------------------------------------------------------------------------------
Total                                                           $39,135     $87,355    $126,490     100.0%       59.5%       40.5%
====================================================================================================================================

(a)   Includes $1.04 billion of bonds trading securities, at market value.
(b)   Includes $697 million of non-redeemable preferred stocks, at market value.

      The following table summarizes the investment results of the general insurance operations. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of Notes to Financial Statements.)

(dollars in millions)
--------------------------------------------------------------------------------------------------------------------------------
                               Annual Average Cash and Invested Assets
                              ------------------------------------------
                                      Cash
                                (including                                         Net                                 Realized
                                short-term       Invested                   Investment         Rate of Return on        Capital
Years Ended December 31,      investments)         Assets(a)       Total        Income(b)       Invested Assets           Gains
================================================================================================================================
2000                                $1,212        $39,801        $41,013        $2,701        6.6%(c)         6.8%(d)      $ 38
1999                                   925         38,084         39,009         2,517        6.5 (c)         6.6 (d)       295
1998                                   745         34,619         35,364         2,192        6.2 (c)         6.3 (d)       205
1997                                   611         29,704         30,315         1,854        6.1 (c)         6.2 (d)       128
1996                                   630         27,048         27,678         1,691        6.1 (c)         6.3 (d)        65
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

(dollars in millions)
--------------------------------------------------------------------------------------------------------------------------------
                               Annual Average Cash and Invested Assets
                              ------------------------------------------
                                      Cash                                                                             Realized
                                (including                                         Net                                  Capital
                                short-term       Invested                   Investment         Rate of Return on          Gains
Years Ended December 31,      investments)         Assets(a)       Total        Income(b)       Invested Assets         (Losses)
================================================================================================================================
2000                                $4,888        $88,145        $93,033        $7,123        7.7%(c)         8.1%(d)     $(162)
1999                                 5,772         75,444         81,216         6,206        7.6 (c)         8.2 (d)      (148)
1998                                 4,619         65,796         70,415         5,201        7.4 (c)         7.9 (d)       (74)
1997                                 2,467         57,849         60,316         4,521        7.5 (c)         7.8 (d)        (9)
1996                                 1,809         48,158         49,967         3,805        7.6 (c)         7.9 (d)         4
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

      International Lease Finance Corporation (ILFC) engages primarily in the acquisition of new and used commercial jet aircraft and the leasing and remarketing of such aircraft to airlines around the world. Also, ILFC provides, for a fee, fleet management services to certain third-party operators. (See also
Note 18 of Notes to Financial Statements.)

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

      Together these three operations comprise 92.6 percent of the commissions, transaction and other fees of AIG's consolidated financial services operations.

      The following table is a summary of the composition of AIG's financial services and asset management invested assets and liabilities at December 31, 2000 and 1999. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of Notes to Financial Statements.)

(in millions)
----------------------------------------------------------------------------
                                                        2000            1999
============================================================================
Financial services and asset management
 invested assets:
 Flight equipment primarily under operating
  leases, net of accumulated depreciation            $19,325         $17,334
 Unrealized gain on interest rate and currency
  swaps, options and forward transactions             10,235           7,931
 Securities available for sale, at market value       14,669          12,954
 Trading securities, at market value                   7,347           4,391
 Securities purchased under agreements to
  resell, at contract value                           14,979          10,897
 Trading assets                                        7,045           5,793
 Spot commodities, at market value                       363             683
 Other, including short-term investments               2,785           2,565
----------------------------------------------------------------------------
Total                                                $76,748         $62,548
============================================================================
Financial services and asset management liabilities:
  Borrowings under obligations of guaranteed
    investment agreements                            $13,595         $ 9,430
  Securities sold under agreements to
    repurchase, at contract value                     11,308           6,116
  Trading liabilities                                  4,352           3,821
  Securities and spot commodities sold but not
    yet purchased, at market value                     7,701           6,413
  Unrealized loss on interest rate and currency
    swaps, options and forward transactions            8,581           8,624
  Trust deposits and deposits due to banks and
    other depositors                                   1,895           2,175
  Commercial paper                                     4,259           2,958
  Notes, bonds and loans payable                      17,923          16,806
----------------------------------------------------------------------------
Total                                                $69,614         $56,343
============================================================================

      The following table is a summary of the revenues and operating income of AIG's principal financial services operations for the year ended December 31, 2000, 1999 and 1998. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of Notes to Financial Statements.)

(in millions)
----------------------------------------------------------------------------
                                                                   Operating
                                                    Revenues          Income
============================================================================
 2000
 ILFC                                                  $2,441           $654
 AIGFP*                                                 1,056            648
 AIGTG*                                                   254             62
----------------------------------------------------------------------------

 1999
 ILFC                                                  $2,194           $590
 AIGFP*                                                   737            482
 AIGTG*                                                   227            109
----------------------------------------------------------------------------

 1998
 ILFC                                                  $2,002           $496
 AIGFP*                                                   550            323
 AIGTG*                                                   374            123
============================================================================

*Revenues represent commissions, transaction and other fees.

      A.I. Credit Corp. also contributes to financial services income. This operation engages principally in premium financing. AIG Consumer Finance Group, Inc., through its subsidiaries, is engaged in developing a multi-product consumer finance business with an emphasis on emerging markets. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 9 and 12 of Notes to Financial Statements.)


Asset Management Operations

AIG's asset management operations offer a wide variety of investment vehicles and services, including variable annuities, mutual funds, and investment asset management. Such products and services are offered to individuals and institutions both domestically and internationally.

      AIG's three principal asset management operations are SunAmerica's asset management operations (SAAMCo), AIG Global Investment Group, Inc. and its subsidiaries (Global Investment) and AIG Capital Partners, Inc. (Cap Partners). SAAMCo develops and sells variable annuities and other investment products, sells and manages mutual funds and provides financial services. Global Investment manages third-party institutional, retail and private equity funds invested assets on a global basis, and provides custodial services. Cap Partners organizes, and manages the invested assets of institutional investment funds and may also invest in such funds. Each of these subsidiary operations receives fees for investment products and services provided.

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

Locations of Certain Assets

      As of December 31, 2000, approximately 32 percent of the consolidated assets of AIG were located in foreign countries (other than Canada), including $816 million of cash and securities on deposit with foreign regulatory authorities. Foreign operations and assets held abroad may be adversely affected by political developments in foreign countries, including such possibilities as tax changes, nationalization and changes in regulatory policy, as well as by consequence of hostilities and unrest. The risks of such occurrences and their overall effect upon AIG vary from country to country and cannot easily be predicted. If expropriation or nationalization does occur, AIG's policy is to take all appropriate measures to seek recovery of such assets. Certain of the countries in which AIG's business is conducted have currency restrictions which generally cause a delay in a company's ability to repatriate assets and profits. (See also Notes 1, 2 and 18 of Notes to Financial Statements.)

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

      The statutory surplus of each of AIG's domestic general and life insurance subsidiaries exceeded their RBC standards by considerable margins as of December 31, 2000.

      To the extent that any of AIG's insurance entities would fall below prescribed levels of surplus, it would be AIG's intention to infuse necessary capital to support that entity.

      Privacy provisions of the Gramm-Leach-Bliley Act are fully effective in 2001 and establish new consumer protections regarding the security, confidentiality, and uses of nonpublic personal information of individuals. The law also requires financial institutions to disclose their privacy policies to their customers. Additional privacy legislation pending in the United States Congress, several states, and other countries is designed to provide further privacy protections to consumers of financial products and services. These statutes and regulations may result in additional regulatory compliance costs, limit AIG's ability to market its products, or otherwise constrain the nature or scope of AIG's insurance and financial services operations.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

Directors and Executive Officers of the Registrant

Set forth below is certain information concerning the directors and executive officers of AIG. All directors are elected at the annual meeting of shareholders. All officers serve at the pleasure of the Board of Directors, but subject to the foregoing, are elected for terms of one year expiring in May of each year.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          Served as
                                                                                                                        Director or
                                                                                                                            Officer
Name                       Title                                                                                   Age        Since
====================================================================================================================================
M. Bernard Aidinoff*       Director                                                                                72          1984
Eli Broad                  Director                                                                                67          1999
Pei-yuan Chia              Director                                                                                62          1996
Marshall A. Cohen          Director                                                                                66          1992
Barber B. Conable, Jr.     Director                                                                                78          1991
Martin S. Feldstein        Director                                                                                61          1987
Ellen V. Futter            Director                                                                                51          1999
M. R. Greenberg*           Director, Chairman and Chief Executive Officer                                          75          1967
Carla A. Hills             Director                                                                                67          1993
Frank J. Hoenemeyer*       Director                                                                                81          1985
Richard C. Holbrooke       Director                                                                                59          2001
Edward E. Matthews*        Director and Vice Chairman-Investments and Financial Services                           69          1973
Howard I. Smith            Director, Executive Vice President and Chief Financial Officer                          56          1984
Thomas R. Tizzio*          Director and Senior Vice Chairman-General Insurance                                     63          1982
Edmund S. W. Tse           Director and Vice Chairman-Life Insurance                                               63          1991
Jay S. Wintrob             Director                                                                                44          1999
Frank G. Wisner            Director and Vice Chairman-External Affairs                                             62          1997
Frank G. Zarb              Director                                                                                65          2001
Kristian P. Moor           Executive Vice President-Domestic General Insurance                                     41          1998
R. Kendall Nottingham      Executive Vice President-Life Insurance                                                 62          1998
Robert M. Sandler          Executive Vice President, Senior Casualty Actuary and Senior Claims Officer             58          1980
Martin J. Sullivan         Executive Vice President-Foreign General Insurance                                      46          1997
William N. Dooley          Senior Vice President-Financial Services                                                48          1992
Lawrence W. English        Senior Vice President-Administration                                                    59          1985
Axel I. Freudmann          Senior Vice President-Human Resources                                                   54          1986
Win J. Neuger              Senior Vice President and Chief Investment Officer                                      51          1995
Ernest T. Patrikis         Senior Vice President and General Counsel                                               57          1998
Michael J. Castelli        Vice President and Comptroller                                                          45          1998
Donald P. Kanak            Vice President and Chief Executive Officer of AIG Companies in Japan and Korea          48          1998
Robert E. Lewis            Vice President and Chief Credit Officer                                                 50          1993
Charles M. Lucas           Vice President and Director of Market Risk Management                                   62          1996
Carol A. McFate            Vice President and Treasurer                                                            48          1998
Frank Petralito II         Vice President and Director of Taxes                                                    64          1978
Kathleen E. Shannon        Vice President and Secretary                                                            51          1986
John T. Wooster, Jr.       Vice President-Communications                                                           61          1989
====================================================================================================================================

*Member of Executive Committee.

      Except as hereinafter noted, each of the directors who is also an executive officer of AIG and each of the other executive officers has, for more than five years, occupied an executive position with AIG or companies that are now its subsidiaries, or with Starr. There are no other arrangements or understandings between any director or officer and any other person pursuant to which the director or officer was elected to such position. Prior to joining AIG in 1998, Mr. Patrikis was First Vice President at the Federal Reserve Bank of New York, previously having served as Executive Vice President and General Counsel. Ms. McFate was Assistant Treasurer of AIG and Director of Financial Analysis of AIG prior to being elected Treasurer of AIG in 1998. Mr. Wisner served as a career foreign service officer with the United States Department of State from 1961 through July, 1997, with his last position being Ambassador to India.

PART II
================================================================================

ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters

(a) The table below shows the high and low closing sales prices per share of AIG's common stock on the New York Stock Exchange Composite Tape, for each quarter of 2000 and 1999, as adjusted for the common stock split in the form of a 50 percent common stock dividend paid July 28, 2000 and the common stock split in the form of a 25 percent common stock dividend paid July 30, 1999.

----------------------------------------------------------------------------
                                                 2000              1999
                                           ----------------  ---------------
                                            High       Low    High      Low
============================================================================
First Quarter                               76.04    54.29    65.40    52.00
Second Quarter                              82.17    67.75    70.90    59.47
Third Quarter                               95.69    78.79    66.50    56.33
Fourth Quarter                             103.69    90.13    74.46    54.67
============================================================================

      (b) In 2000, AIG paid a quarterly dividend of 3.3 cents in March and June and 3.7 cents in September and December for a total cash payment of 14 cents per share of common stock. In 1999, AIG paid a quarterly dividend of 3.0 cents in March and June and 3.3 cents in September and December for a total cash payment of 12.6 cents per share of common stock. These amounts reflect the adjustment for common stock splits described above. Subject to the dividend preference of any of AIG's serial preferred stock which may be outstanding, the holders of shares of common stock are entitled to receive such dividends as may be declared by the Board of Directors from funds legally available therefor.

      See Note 11(a) of Notes to Financial Statements for a discussion of certain restrictions on the payment of dividends to AIG by some of its insurance subsidiaries.

      (c) The approximate number of holders of Common Stock as of January 31, 2001, based upon the number of record holders, was 32,000.

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

(in millions, except per share amounts)
-------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                        2000           1999           1998           1997          1996
===============================================================================================================================
Revenues (a)                                                $ 45,972       $ 40,656       $ 35,716       $ 32,553      $ 29,325
General insurance:
  Net premiums written                                        17,526         16,224         14,586         13,408        12,692
  Net premiums earned                                         17,407         15,544         14,098         12,421        11,855
  Adjusted underwriting profit                                   785            669            531            490           450
  Net investment income                                        2,701          2,517          2,192          1,854         1,691
  Realized capital gains                                          38            295            205            128            65
  Operating income                                             3,524          3,481          2,928          2,472         2,206
Life insurance:
  Premium income                                              13,610         11,942         10,293          9,956         8,995
  Net investment income                                        7,123          6,206          5,201          4,521         3,805
  Realized capital gains (losses)                               (162)          (148)           (74)            (9)            4
  Operating income                                             3,387          2,858          2,373          2,048         1,657
Financial services operating income                            1,293          1,081            869            671           501
Asset management operating income                                430            314            191            127           101
Equity in income of minority-owned insurance operations           --             --             57            114            99
Other realized capital losses                                    (14)           (25)            (7)           (29)          (12)
Other income (deductions)-net                                   (271)          (197)          (134)           (93)          (84)
Income before income taxes and minority interest               8,349          7,512          6,277          5,310         4,468
Income taxes                                                   2,458          2,219          1,785          1,525         1,234
Income before minority interest                                5,891          5,293          4,492          3,785         3,234
Minority interest                                               (255)          (238)          (210)           (74)          (63)
Net income                                                     5,636          5,055          4,282          3,711         3,171
Earnings per common share (b):
  Basic                                                         2.43           2.18           1.87           1.63          1.39
  Diluted                                                       2.41           2.15           1.83           1.60          1.37
Cash dividends per common share (c)                              .14            .13            .11            .10           .09
Total assets                                                 306,577        268,238        233,676        199,614       172,330
Long-term debt (d)                                            25,242         22,896         22,720         18,950        18,079
Capital funds (shareholders' equity)                          39,619         33,306         30,123         26,585        23,705
===============================================================================================================================

(a) Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transaction and other fees, asset management commissions and other fees, equity in income of minority-owned insurance operations, and realized capital gains (losses). Commencing in 1997, agency operations were presented as a component of general insurance and 1996 agency results have been reclassified to conform to this presentation.
(b) Per share amounts for all periods presented have been retroactively adjusted to reflect all stock dividends and splits and reflect the adoption of the Statement of Financial Accounting Standards No. 128 "Earnings per Share."
(c) Cash dividends have not been restated to reflect dividends paid by SunAmerica Inc.
(d) Including commercial paper and excluding that portion of long-term debt maturing in less than one year.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

Management's Discussion and Analysis of
Financial Condition and Results of Operations

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Annual Report and other publicly available documents may include, and AIG's officers and representatives may from time to time make, statements which may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only AIG's belief regarding future events, many of which, by their nature, are inherently uncertain and outside of AIG's control. These statements may address, among other things, AIG's strategy for growth, product development, regulatory approvals, market position, financial results and reserves. It is possible that AIG's actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause AIG's actual results to differ, possibly materially, from those in the specific forward-looking statements are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. AIG is not under any obligation to (and expressly disclaims any such obligations to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

Operational Review

General Insurance Operations

AIG's general insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance.

      Domestic general insurance operations are comprised of the Domestic Brokerage Group (DBG), which includes The Hartford Steam Boiler Inspection and Insurance Company (HSB) and the domestic operations of Transatlantic Holdings, Inc. (Transatlantic), Personal Lines, including 21st Century Insurance Group (21st Century), and Mortgage Guaranty.

      Commencing with the latter part of the fourth quarter of 2000, HSB, and the third quarter of 1998, Transatlantic and 21st Century were consolidated into AIG's financial statements, as a result of AIG obtaining majority ownership.

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

      Personal Lines engages in the mass marketing of personal lines insurance, primarily private passenger auto and homeowners and personal umbrella coverages.

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

      General insurance operations for the twelve month periods ending December 31, 2000, 1999 and 1998 were as follows:

(in millions)
----------------------------------------------------------------------------
                                         2000           1999            1998
============================================================================
Net premiums written*:
  Domestic                            $11,768        $10,856         $ 9,976
  Foreign                               5,758          5,368           4,610
----------------------------------------------------------------------------
Total                                 $17,526        $16,224         $14,586
============================================================================
Net premiums earned*:
  Domestic                            $11,739        $10,263         $ 9,659
  Foreign                               5,668          5,281           4,439
----------------------------------------------------------------------------
Total                                 $17,407        $15,544         $14,098
============================================================================
Adjusted underwriting profit*:
  Domestic                             $  450          $ 368           $  15
  Foreign                                 335            301             516
----------------------------------------------------------------------------
Total                                  $  785          $ 669           $ 531
============================================================================
Net investment income:
  Domestic                            $ 2,076        $ 1,995         $ 1,754
  Foreign                                 625            522             438
----------------------------------------------------------------------------
Total                                 $ 2,701        $ 2,517         $ 2,192
============================================================================
Operating income before
  realized capital gains*:
  Domestic                            $ 2,526        $ 2,363         $ 1,769
  Foreign                                 960            823             954
----------------------------------------------------------------------------
Total                                   3,486          3,186           2,723
Realized capital gains                     38            295             205
----------------------------------------------------------------------------
Operating income                      $ 3,524        $ 3,481         $ 2,928
============================================================================

*Reflects the realignment of certain internal divisions.

      In AIG's general insurance operations, 2000 net premiums written and net premiums earned increased 8.0 percent and 12.0 percent, respectively, from those of 1999. During 2000, AIG cancelled or non-renewed approximately $380 million of business worldwide that did not meet AIG's underwrit-

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

ing standards. In 1999, net premiums written increased 11.2 percent and net premiums earned increased 10.3 percent when compared to 1998.


      General insurance domestic net premiums written and net premiums earned were as follows:

(in millions)
----------------------------------------------------------------------------
                                         2000           1999            1998
============================================================================
Net premiums written:
  DBG*                                $ 8,805        $ 8,297          $8,191
  Personal Lines                        2,510          2,162           1,422
  Mortgage Guaranty                       453            397             363
----------------------------------------------------------------------------
Total*                                $11,768        $10,856          $9,976
============================================================================
Net premiums earned:
  DBG*                                $ 8,886        $ 7,788          $8,002
  Personal Lines                        2,401          2,079           1,280
  Mortgage Guaranty                       452            396             377
----------------------------------------------------------------------------
Total*                                $11,739        $10,263          $9,659
============================================================================

*Reflects the realignment of certain internal divisions.

      Commencing in the latter part of 1999 and continuing through 2000, the commercial property-casualty market place has experienced rate increases. Virtually all areas of DBG have experienced rate increases. Overall, DBG's net premiums written increased $508 million or 6.1 percent in 2000 over 1999. These increases compared to an increase of $106 million or 1.3 percent in 1999 over 1998.

      Personal Lines' net premiums written increased 16.1 percent or $348 million in 2000 over 1999, compared to an increase of 52.0 percent or $740 million in 1999 over 1998. The growth in 2000 primarily resulted from an increase in the number of policies issued with respect to preferred, standard and non-standard auto risks. 21st Century was consolidated into AIG's Personal Lines results for the twelve months of 1999 and last six months of 1998. Approximately half the growth in 1999 over 1998 was attributable to the inclusion of twelve months of operations of 21st Century. The remainder of the growth was due to the aforementioned growth in policy issuance. AIG has filed for rate increases in a number of states where inadequate rates persist.

      Growth of 7.3 percent for both foreign general insurance net premiums written and net premiums earned in 2000 over 1999 reflect growth of operations in the United Kingdom, Continental Europe and the Far East. Growth of 16.4 percent and 19.0 percent for foreign general insurance net premiums written and net premiums earned, respectively, reflect growth of operations in the same aforementioned geographic regions and the consolidation of Transatlantic's foreign operations for twelve months in 1999 compared to six months in 1998. Foreign general insurance operations produced 32.9 percent of the general insurance net premiums written in 2000, 33.1 percent in 1999 and 31.6 percent in 1998.

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

      AIG, along with most general insurance entities, uses the loss ratio, the expense ratio and the combined ratio as measures of performance. The loss ratio is the sum of losses and loss expenses incurred divided by net premiums earned. The expense ratio is statutory underwriting expenses divided by net premiums written. The combined ratio is the sum of the loss ratio and the expense ratio. These ratios are relative measurements that describe for every $100 of net premiums earned or written, the cost of losses and statutory expenses, respectively. The combined ratio presents the total cost per $100 of premium production. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting loss. The statutory general insurance ratios were as follows:

----------------------------------------------------------------------------
                                         2000           1999            1998
============================================================================
Domestic:
  Loss Ratio                            81.00          81.30           83.98
  Expense Ratio                         16.94          16.33           16.06
----------------------------------------------------------------------------
Combined Ratio                          97.94          97.63          100.04
============================================================================
Foreign:
  Loss Ratio                            63.44          64.27           57.32
  Expense Ratio                         30.65          29.95           30.96
----------------------------------------------------------------------------
Combined Ratio                          94.09          94.22           88.28
============================================================================
Consolidated:
  Loss Ratio                            75.28          75.51           75.59
  Expense Ratio                         21.45          20.84           20.77
----------------------------------------------------------------------------
Combined Ratio                          96.73          96.35           96.36
============================================================================

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

      The adjusted underwriting profits were $785 million in 2000, $669 million in 1999 and $531 million in 1998. Domestic adjusted underwriting profit increased primarily as a result of the disciplined underwriting of DBG. In 1999, foreign underwriting profit declined primarily as a result of catastrophe losses from European storms. The regulatory, product type and competitive environment as well as the degree of litigation activity in any one country varies significantly. These factors have a direct impact on pricing and consequently profitability as reflected by adjusted underwriting profit and statutory general insurance ratios. (See also Notes 4 and 18 of Notes to Financial Statements.)

      AIG's results reflect the net impact of incurred losses from catastrophes approximating $44 million in 2000, $156 million in 1999 and $110 million in 1998. AIG's gross incurred losses from catastrophes approximated $112 million in 2000, $472 million in 1999 and $625 million in 1998. The impact of losses caused by catastrophes can fluctuate widely from year to year, making comparisons of recurring type business more difficult. The pro forma table below excludes catastrophe losses in order to present comparable results of AIG's recurring core underwriting operations. The pro forma consolidated statutory general insurance ratios would be as follows:

--------------------------------------------
                      2000     1999     1998
============================================
Loss Ratio           75.03    74.51    74.81
Expense Ratio        21.45    20.84    20.77
--------------------------------------------
Combined Ratio       96.48    95.35    95.58
============================================

      AIG's historic ability to maintain its combined ratio below 100 is primarily attributable to the profitability of AIG's foreign general insurance operations and AIG's emphasis on maintaining its disciplined underwriting, especially in the domestic specialty markets. In addition, AIG does not seek net premium growth where rates do not adequately reflect its assessment of exposures.

      General insurance net investment income in 2000 increased 7.3 percent when compared to 1999. In 1999, net investment income increased 14.8 percent over 1998. The growth in net investment income in each of the three years was primarily attributable to new cash flow for investment and the consolidation of Transatlantic and 21st Century for twelve months in 1999 compared to six months in 1998. The new cash flow was generated from net general insurance operating cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein and Note 8 of Notes to Financial Statements.)

      General insurance realized capital gains were $38 million in 2000, $295 million in 1999 and $205 million in 1998. These realized gains resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

      General insurance operating income in 2000 increased 1.3 percent when compared to 1999. The 1999 results reflect an increase of 18.9 percent from 1998. The contribution of general insurance operating income to income before income taxes and minority interest was 42.2 percent in 2000 compared to 46.3 percent in 1999 and 46.6 percent in 1998.

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

      AIG's general reinsurance assets amounted to $22.90 billion and resulted from AIG's reinsurance arrangements. Thus, a credit exposure existed at December 31, 2000 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2000, approximately 43 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances were collateralized. The remaining 57 percent of the general reinsurance assets were from authorized reinsurers and over 95 percent of such balances

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

are from reinsurers rated A-(excellent) or better, as rated by A.M. Best. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness.

      AIG maintains an allowance for estimated unrecoverable reinsurance and has been largely successful in its previous recovery efforts. At December 31, 2000, AIG had allowances for unrecoverable reinsurance approximating $76 million. At that date AIG had no significant reinsurance recoverables from any individual reinsurer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

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

      At December 31, 2000, the consolidated general reinsurance assets of $22.90 billion include reinsurance recoverables for paid losses and loss expenses of $3.33 billion and $15.66 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported
(IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently. It is AIG's belief that the ceded reserves at December 31, 2000 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

      At December 31, 2000, general insurance reserves for losses and loss expenses (loss reserves) amounted to $40.61 billion. These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses and amounts of discounting related to certain workers' compensation claims. At December 31, 2000, general insurance net loss reserves increased $117 million from prior year end to $24.95 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at December 31, 2000. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on such future results of operations.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations (CONTINUED)

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

      Estimation of asbestos and environmental claims loss reserves is a difficult process. These asbestos and environmental claims cannot be estimated by conventional reserving techniques as previously described. Quantitative techniques frequently have to be supplemented by subjective considerations including managerial judgment. Significant factors which affect the trends which influence the development of asbestos and environmental claims are the inconsistent court resolutions and judicial interpretations which broaden the intent of the policies and scope of coverage. The current case law can be characterized as still evolving and there is little likelihood that any firm direction will develop in the near future. Additionally, the exposure for cleanup costs of hazardous waste dump sites involves issues such as allocation of responsibility among potentially responsible parties and the government's refusal to release parties. The cleanup cost exposure may significantly change if potential Congressional reauthorization of Superfund dramatically changes the current program.

      In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims with the same degree of reliability as is the case for other types of claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by the changes in Superfund and waste dump site coverage issues. Although the estimated liabilities for these claims are subject to a significantly greater margin of error than for other claims, the reserves carried for these claims at December 31, 2000 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. In the future, if the environmental claims develop deficiently, such deficiency would have an adverse impact on future results of operations. (See the previous discussion on reinsurance collectibility herein.)

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

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

      A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at December 31, 2000, 1999 and 1998 follows.

(in millions)
--------------------------------------------------------------------------------------------------------------------------
                                                                    2000                  1999                  1998
                                                              ----------------      ----------------      ----------------
                                                               Gross       Net       Gross       Net       Gross       Net
==========================================================================================================================
Asbestos:
Reserve for losses and loss expenses at beginning of year     $1,093      $306       $ 964     $ 259       $ 842     $ 195
Losses and loss expenses incurred                                405        80         404       101         375       111
Losses and loss expenses paid                                   (398)      (48)       (275)      (54)       (253)      (47)
--------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year           $1,100      $338      $1,093     $ 306       $ 964     $ 259
==========================================================================================================================
Environmental:
Reserve for losses and loss expenses at beginning of year     $1,519      $585      $1,535     $ 605      $1,467     $ 592
Losses and loss expenses incurred                                (44)      (45)        127        47         284       107
Losses and loss expenses paid                                   (130)      (23)       (143)      (67)       (216)      (94)
--------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year           $1,345      $517      $1,519     $ 585      $1,535     $ 605
==========================================================================================================================
Combined:
Reserve for losses and loss expenses at beginning of year     $2,612      $891      $2,499     $ 864      $2,309     $ 787
Losses and loss expenses incurred                                361        35         531       148         659       218
Losses and loss expenses paid                                   (528)      (71)       (418)     (121)       (469)     (141)
--------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year           $2,445      $855      $2,612     $ 891      $2,499     $ 864
==========================================================================================================================

      The gross and net IBNR included in the aforementioned reserve for losses and loss expenses at December 31, 2000, 1999 and 1998 were estimated as follows:

(in millions)
--------------------------------------------------------------------------------------------------------------------------
                                                                    2000                  1999                  1998
                                                              ----------------      ----------------      ----------------
                                                               Gross       Net       Gross       Net       Gross       Net
==========================================================================================================================
Combined                                                      $1,042      $314        $930      $352         $979     $359
--------------------------------------------------------------------------------------------------------------------------

A summary of asbestos and environmental claims count activity for the years ended December 31, 2000, 1999 and 1998 was as follows:

-------------------------------------------------------------------------------------------------------------------
                                                    2000                                     1999
                                     -------------------------------------    -------------------------------------
                                     Asbestos    Environmental    Combined    Asbestos    Environmental    Combined
===================================================================================================================
Claims at beginning of year             6,746           13,432      20,178       6,388           16,560      22,948
Claims during year:
  Opened                                  650            1,697       2,347         946            2,040       2,986
  Settled                                (101)            (584)       (685)       (225)            (876)     (1,101)
  Dismissed or otherwise resolved        (499)          (3,222)     (3,721)       (363)          (4,292)     (4,655)
-------------------------------------------------------------------------------------------------------------------
Claims at end of year                   6,796           11,323      18,119       6,746           13,432      20,178
===================================================================================================================

--------------------------------------------------------------------------
                                                    1998
                                     -------------------------------------
                                     Asbestos    Environmental    Combined
==========================================================================
Claims at beginning of year             6,150           17,422      23,572
Claims during year:
 Opened                                   887            3,502       4,389
 Settled                                  (81)            (677)       (758)
 Dismissed or otherwise resolved         (568)          (3,687)     (4,255)
--------------------------------------------------------------------------
Claims at end of year                   6,388           16,560      22,948
==========================================================================

--------------------------------------------------------------------------------
Management's Discussion and Analysis of
Financial Condition and Results of Operations (CONTINUED)

      The average cost per claim settled, dismissed or otherwise resolved for the years ended December 31, 2000, 1999 and 1998 was as follows:

--------------------------------------------
                             Gross       Net
============================================
2000
Asbestos                  $663,300   $80,000
Environmental               34,200     6,000
Combined                   119,800    16,100
============================================
1999
Asbestos                  $467,700   $91,800
Environmental               27,700    13,000
Combined                    72,600    21,000
============================================
1998
Asbestos                  $389,800   $72,400
Environmental               49,500    21,500
Combined                    93,600    28,100
============================================

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

      AIG's survival ratios for involuntary asbestos and environmental claims, separately and combined, were based upon a three year average payment. These ratios for the years ended December 31, 2000, 1999 and 1998 were as follows:

---------------------------------------------------
                                   Gross        Net
===================================================
2000
Involuntary survival ratios:
 Asbestos                           3.6        6.8
 Environmental                     20.0       16.9
 Combined                           7.6       11.5
===================================================
1999
Involuntary survival ratios:
 Asbestos                           4.1        6.3
 Environmental                     17.3       17.5
 Combined                           8.2       11.7
===================================================
1998
Involuntary survival ratios:
 Asbestos                           3.7        5.2
 Environmental                     17.0       17.2
 Combined                           7.8       10.8
===================================================

      AIG's operations are negatively impacted under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company's future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits for 2000, 1999 and 1998 were $15 million, $15 million and $16 million, respectively.

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

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

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

      Life insurance operations for the twelve month periods ending December 31, 2000, 1999 and 1998 were as follows:

(in millions)
----------------------------------------------------------------------------
                                      2000             1999             1998
============================================================================
Premium income:
  Domestic                        $  1,255         $    947         $    784
  Foreign                           12,355           10,995            9,509
----------------------------------------------------------------------------
Total                             $ 13,610         $ 11,942         $ 10,293
============================================================================

Net investment income:
  Domestic                         $ 3,926          $ 3,497         $  2,889
  Foreign                            3,197            2,709            2,312
----------------------------------------------------------------------------
Total                              $ 7,123          $ 6,206         $  5,201
============================================================================

Operating income before
  realized capital losses:
  Domestic                         $ 1,311          $ 1,062         $    782
  Foreign                            2,238            1,944            1,665
----------------------------------------------------------------------------
Total                                3,549            3,006            2,447
Realized capital losses               (162)            (148)             (74)
----------------------------------------------------------------------------
Operating income                   $ 3,387          $ 2,858         $  2,373
============================================================================

Life insurance in-force:
  Domestic                        $ 88,743         $103,049         $ 65,705
  Foreign                          494,316          481,910          437,944
----------------------------------------------------------------------------
Total                             $583,059         $584,959         $503,649
============================================================================

      AIG's life premium income in 2000 represented a 14.0 percent increase from the prior year. This compares with an increase of 16.0 percent in 1999 over 1998. Foreign life operations produced 90.8 percent, 92.1 percent and 92.4 percent of the life premium income in 2000, 1999 and 1998, respectively. (See also Notes 1, 4 and 6 of Notes to Financial Statements.)

      The traditional life products, particularly individual life products, were major contributors to the growth in foreign premium income. These traditional life products, coupled with the increased distribution of financial and investment products contributed to the growth in foreign investment income. A mixture of traditional, accident and health and financial products are being sold in Japan through ALICO.

      Differences in foreign exchange rates during 2000 relative to 1999 had a negligible effect on foreign life premium income when translated from original currencies into U.S. dollars.

      Life insurance net investment income increased 14.8 percent in 2000 compared to an increase of 19.3 percent in 1999. The growth in net investment income in 2000 and 1999 was attributable to both foreign and domestic new cash flow for investment. The new cash flow was generated from life insurance operations and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

      Life insurance realized capital losses were $162 million in 2000, $148 million in 1999 and $74 million in 1998. These realized capital losses resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities. The increase in realized capital losses from 1998 to 2000 reflects the impact of higher interest rates, wider spreads between governmental and non-governmental obligations and weaker Asian markets on the customary trading activities of the life insurance investment operations.

      Life insurance operating income in 2000 increased 18.5 percent to $3.39 billion compared to an increase of 20.5 percent in 1999. Excluding realized capital gains and losses from life insurance operating income, the percent increases would be 18.1 percent and 22.8 percent in 2000 and 1999, respectively. The contribution of life insurance operating income to income before income taxes and minority interest amounted to 40.6 percent in 2000 compared to 38.0 percent in 1999 and 37.8 percent in 1998.

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

      The asset-liability relationship is appropriately managed in AIG's foreign operations, as it has been throughout AIG's history, even though certain territories lack qualified long-term investments or there are investment restrictions imposed by the local regulatory authorities. For example, in Japan and several Southeast Asia territories, the duration of the investments is often for a shorter period than the effective maturity of the related policy liabilities. Therefore, there is a risk that the reinvestment of the proceeds at the maturity of the initial investments may be at a yield below that of the interest required for the accretion of the policy liabilities. At December 31, 2000, the average duration of the investment portfolio in Japan was 6.0 years.

      Additionally, there exists a future investment risk associated with certain policies currently in force which will have premium receipts in the future. That is, the investment of these future premium receipts may be at a yield below that required to meet future policy liabilities. The anticipated average period for the receipt and investment of these future premium receipts is 6.1 years. These durations compare with an estimated average duration of 10.4 years for the corresponding policy liabilities. To maintain an adequate yield to match the interest necessary to support future policy liabilities, constant management focus is required to reinvest the proceeds of the maturing securities and to invest the future premium receipts without sacrificing investment quality. To the extent permitted under local regulation, AIG may invest in qualified longer-term securities outside Japan to achieve a closer matching in both duration and the required yield. AIG is able to manage any asset-liability duration difference through maintenance of sufficient global liquidity and to support any operational shortfall through its international financial network. (See also the discussion under "Liquidity" herein.)

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

      International Lease Finance Corporation (ILFC) engages primarily in the acquisition of new and used commercial jet aircraft and the leasing and remarketing of such aircraft to airlines around the world. Also, ILFC provides, for a fee, fleet management services to certain third-party operators. (See also
Note 18 of Notes to Financial Statements.)

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

      Financial services operations for the twelve month periods ending December 31, 2000, 1999 and 1998 were as follows:

(in millions)
--------------------------------------------------------------------------------
                                            2000          1999          1998
================================================================================
Revenues:
International Lease Finance
  Corporation                             $2,441        $2,194        $2,002
AIG Financial Products Corp.*              1,056           737           550
AIG Trading Group Inc.*                      254           227           374
Other                                        301           182           118
--------------------------------------------------------------------------------
Total                                     $4,052        $3,340        $3,044
================================================================================
Operating income:
International Lease Finance
  Corporation                             $  654        $  590        $  496
AIG Financial Products Corp.                 648           482           323
AIG Trading Group Inc.                        62           109           123
Other, including intercompany
  adjustments                                (71)         (100)          (73)
--------------------------------------------------------------------------------
Total                                     $1,293        $1,081        $  869
================================================================================

*Represents commissions, transaction and other fees.

      Financial services operating income increased 19.5 percent in 2000 over 1999. This compares with an increase of 24.4 percent in 1999 over 1998.

      Financial services operating income represented 15.5 percent of AIG's income before income taxes and minority interest in 2000. This compares to 14.4 percent and 13.8 percent in 1999 and 1998, respectively.

ILFC generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in 2000 increased 11.3 percent from 1999 compared to a 9.6 percent increase during 1999 from 1998. The revenue growth in each year resulted primarily from the increase in flight equipment available for operating lease, the increase in the relative cost of the leased fleet and the increase in the relative composition of the fleet with wide bodies which typically receive higher lease payments. Approximately 20 percent of ILFC's operating lease revenues are derived from U.S. and Canadian airlines. During 2000, operating income increased 10.8 percent from 1999 and 19.0 percent during 1999 from 1998. ILFC finances its purchases of aircraft primarily through the issuance of a variety of debt instruments. The composite borrowing rates at December 31, 2000, 1999 and 1998 were 6.37 percent, 6.14 percent and 6.03 percent, respectively. (See also the discussions under "Capital Resources" and "Liquidity" herein and Note 18 of Notes to Financial Statements.)

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

      ILFC is exposed to loss through non-performance of aircraft lessees, through owning aircraft which it would be unable to sell or re-lease at acceptable rates at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At December 31, 2000, there were 380 aircraft subject to operating leases and there were three aircraft off lease. Two of the off lease aircraft were re-leased in early 2001. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

      AIGFP participates in the derivatives dealer market conducting, primarily as principal, an interest rate, currency, equity and credit derivative products business. AIGFP also enters into structured transactions including long-dated forward foreign exchange contracts, option transactions, liquidity facilities and investment agreements and invests in a diversified portfolio of securities. AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than from speculative transactions. Revenues in 2000 increased 43.3 percent from 1999 compared to a
33.9 percent increase during 1999 from 1998. During 2000, operating income increased 34.5 percent from 1999 and increased 49.4 percent during 1999 from 1998. As AIGFP is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein and Note 18 of Notes to Financial Statements.)

      AIGTG derives a substantial portion of their revenues from market making and trading activities, as principals, in foreign exchange, interest rates and precious and base metals. Revenues in 2000 increased 11.6 percent from 1999 compared to a 39.2 percent decrease during 1999 from 1998. During 2000, operating income decreased 43.2 percent from 1999 compared to a 11.4 percent decrease during 1999 from 1998. As AIGTG is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance or for comparing revenues to operating income. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein and Note 18 of Notes to Financial Statements.)

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

      AIG's three principal asset management operations are SunAmerica's asset management operations (SAAMCo), AIG Global Investment Group, Inc. and its subsidiaries (Global Investment) and AIG Capital Partners, Inc. (Cap Partners). SAAMCo develops and sells variable annuities and other investment products, sells and manages mutual funds and provides financial services. Global Investment manages third-party institutional, retail and private equity funds invested assets on a global basis, and provides custodial services. Cap Partners organizes, and manages the invested assets of institutional investment funds and may also invest in such funds. Each of these subsidiary operations receives fees for investment products and services provided.

      Asset management operations for the twelve month periods ending December 31, 2000, 1999 and 1998 were as follows:

 (in millions)
--------------------------------------------
                        2000    1999    1998
--------------------------------------------
Revenues              $1,217    $985    $707
Operating income         430     314     191
--------------------------------------------

      These increases were primarily attributable to increased fees from the management of the variable annuity business and mutual fund assets by SAAMCo.

      Asset management operating income increased 37.0 percent in 2000 over 1999. This compares with an increase of 64.3 percent in 1999 over 1998.

      Asset management operating income represented 5.2 percent of AIG's income before income taxes and minority interest in 2000. This compares to 4.2 percent and 3.0 percent in 1999 and 1998, respectively.

      At December 31, 2000, AIG's third party assets under management, including both retail mutual funds and institutional accounts, approximated $35 billion.

Other Operations

In 1998, AIG's equity in income of minority-owned insurance operations was $57 million and represented 0.9 percent of income before income taxes and minority interest. In 2000 and 1999, AIG did not report equity in income of minority-owned insurance operations as a result of the consolidation of the operations of Transatlantic and SELIC Holdings, Ltd. into general insurance operating results. IPC Holdings, Ltd., the remaining operation included in equity in income of minority-owned insurance operations in previous periods is now reported as a component of other income (deductions)-net.

      Other realized capital losses amounted to $14 million, $25 million and $7 million in 2000, 1999 and 1998, respectively.

--------------------------------------------------------------------------------
Management's Discussion and Analysis of
Financial Condition and Results of Operations (CONTINUED)

      Other income (deductions)-net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially-owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In 2000, net deductions amounted to $271 million. In 1999 and 1998, net deductions amounted to $197 million and $134 million, respectively. (See also the discussion under "Recent Developments" herein.)

      Income before income taxes and minority interest amounted to $8.35 billion in 2000, $7.51 billion in 1999 and $6.28 billion in 1998.

      In 2000, AIG recorded a provision for income taxes of $2.46 billion compared to the provisions of $2.22 billion and $1.79 billion in 1999 and 1998, respectively. These provisions represent effective tax rates of 29.4 percent in 2000, 29.5 percent in 1999 and 28.4 percent in 1998. (See Note 3 of Notes to Financial Statements.)

      Minority interest represents minority shareholders' equity in income of certain majority-owned consolidated subsidiaries. Minority interest amounted to $255 million, $238 million and $210 million in 2000, 1999 and 1998, respectively.

      Net income amounted to $5.64 billion in 2000, $5.06 billion in 1999 and $4.28 billion in 1998. The increases in net income over the three year period resulted from those factors described above.

Capital Resources

At December 31, 2000, AIG had total capital funds of $39.62 billion and total borrowings of $40.23 billion. At that date, $36.30 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

      Total borrowings and borrowings not guaranteed or matched at December 31, 2000 and 1999 were as follows:

(in millions)
----------------------------------------------------------------------------
December 31,                                          2000              1999
----------------------------------------------------------------------------
GIAs -- AIGFP                                      $13,595           $ 9,430
----------------------------------------------------------------------------
Commercial Paper:
  AIG Funding, Inc. (Funding)                          968               888
  ILFC (a)                                           4,259             2,958
  A.I. Credit Corp.                                    597               475
  AIG Finance (Taiwan) Limited (a)                     104                83
  AIG Credit Card Company (Taiwan) (a)                  36                --
----------------------------------------------------------------------------
  Total                                              5,964             4,404
----------------------------------------------------------------------------
Medium Term Notes:
  ILFC (a)                                           3,175             3,226
  AIG                                                  582               481
----------------------------------------------------------------------------
  Total                                              3,757             3,707
----------------------------------------------------------------------------
Notes and Bonds Payable:
  ILFC (a) (b)                                       5,529             5,016
  AIGFP                                              8,755             7,895
  AIG                                                  720               705
----------------------------------------------------------------------------
  Total                                             15,004            13,616
----------------------------------------------------------------------------
Loans and Mortgages Payable:
  ILFC (a) (c)                                         463               670
  AIG Finance (Hong Kong) Limited (a)                  346               566
  AIG Consumer Finance Group, Inc. (a)                 662               334
  AIG                                                  440               257
----------------------------------------------------------------------------
  Total                                              1,911             1,827
----------------------------------------------------------------------------
Total Borrowings                                    40,231            32,984
----------------------------------------------------------------------------
Borrowings not guaranteed by AIG                    14,574            12,853
Matched GIA borrowings                              13,595             9,430
Matched notes and bonds payable -- AIGFP             8,127             7,370
----------------------------------------------------------------------------
                                                    36,296            29,653
----------------------------------------------------------------------------
Remaining borrowings of AIG                        $ 3,935           $ 3,331
============================================================================

(a)   AIG does not guarantee or support these borrowings.
(b)   Includes borrowings under Export Credit Facility of $2.07 billion.
(c)   Capital lease obligations.

See also Note 9 of Notes to Financial Statements.

      During 2000, AIGFP increased the aggregate principal amount outstanding of its notes and bonds payable to $8.76 billion. AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The funds may also be temporarily invested in securities purchased under agreements to resell. (See also the discussions under "Operational Review", "Liquidity" and "Derivatives" herein and Notes 1, 8, 9, 12 and 18 of Notes to Financial Statements.)

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

      AIG Funding, Inc. (Funding), through the issuance of commercial paper, fulfills the short-term cash requirements of AIG and its non-insurance subsidiaries. Funding intends to continue to meet AIG's funding requirements through the issuance of commercial paper guaranteed by AIG. This issuance of Funding's commercial paper is subject to the approval of AIG's Board of Directors. ILFC and A.I. Credit Corp. (AICCO) as well as AIG Credit Card Company (Taiwan) - (AIGCCC-Taiwan) and AIG Finance (Taiwan) Limited - (AIGF-Taiwan), both consumer finance subsidiaries in Taiwan, have issued commercial paper for the funding of their own operations. At December 31, 2000, AIG did not guarantee or support the commercial paper of any of its subsidiaries other than Funding and AICCO. In early 2001, AICCO ceased issuing commercial paper under its program and the agreement which AIG had provided supporting the commercial paper was terminated; AICCO's funding requirements are now met through Funding's program. (See also the discussion under "Derivatives" herein and Note 9 of Notes to Financial Statements.)

      AIG and Funding have entered into syndicated revolving credit facilities (collectively, the Facility) aggregating $1.5 billion. The Facility consists of $1.0 billion in short-term revolving credit facilities and a $500 million five year revolving credit facility. The Facility can be used for general corporate purposes and also to provide backup for AIG's commercial paper programs administered by Funding. There are currently no borrowings outstanding under the Facility, nor were any borrowings outstanding as of December 31, 2000.

      At December 31, 2000, ILFC had increased the aggregate principal amount outstanding of its medium term and term notes to $8.70 billion, a net increase of $462 million, and recorded a net decline in its capital lease obligations of $207 million and a net increase in its commercial paper of $1.30 billion. At December 31, 2000, ILFC had $75 million in aggregate principal amount of debt securities registered for issuance from time to time, which debt had been sold as of March 16, 2001. An additional $2.0 billion principal amount of debt securities was registered as of January 5, 2001, under which $800 million in notes were sold as of March 16, 2001. A $750 million Medium Term Note program was implemented on January 19, 2001 under which $200 million has been sold as of March 16, 2001. In addition, ILFC established a Euro Medium Term Note Program for $2.0 billion, under which $771 million in notes were sold through December 31, 2000.

      ILFC has an Export Credit Facility up to a maximum of $4.3 billion, for approximately 75 aircraft to be delivered through 2001. ILFC has the right, but is not required, to use the facility to fund 85 percent of each aircraft's purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on the first 75 aircraft depending on the delivery date of the aircraft. Through March 9, 2001, ILFC borrowed $2.2 billion under this facility. Borrowings with respect to this facility are included in Notes and Bonds Payable in the accompanying table of borrowings.

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

      During 2000, AIG issued $233 million principal amount of Medium Term Notes and $132 million of previously issued notes matured or were called. At December 31, 2000, AIG had $781 million in aggregate principal amount of debt securities registered for issuance from time to time. In early 2001, AIG established a new Medium Term Note program under which these securities may be issued.

      AIG's capital funds increased $6.31 billion during 2000. Unrealized appreciation of investments, net of taxes increased $177 million. During 2000, the cumulative translation adjustment loss, net of taxes, increased $210 million. The change from year to year with respect to the unrealized appreciation of investments, net of taxes was primarily impacted by the decline in domestic interest rates. The cumulative translation adjustment loss, net of taxes was primarily impacted by the general strength in the U.S. dollar relative to certain currencies in Southeast Asia and South America. (See also the discussion under "Operational Review" and "Liquidity" herein.) Retained earnings increased $3.26 billion, resulting from net income less dividends.

      During 2000, AIG repurchased in the open market 10,351,600 shares of its common stock. Through March 22, 2001, AIG repurchased in the open market 2,525,000 shares of its common stock. AIG intends to continue to buy its common shares in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans.

      Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At December 31, 2000, there were no significant statutory or regulatory issues which would impair AIG's financial condition, results of operations or liquidity. To AIG's knowledge, no AIG company is on any regulatory or similar "watch list". (See also the discussion under "Liquidity" herein and Note 11 of Notes to Financial Statements.)

      AIG's insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and jurisdictions in which they do business. The National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company's statutory surplus to the risk inher-

--------------------------------------------------------------------------------
Management's Discussion and Analysis of
Financial Condition and Results of Operations (CONTINUED)

ent in its overall operations. At December 31, 2000, the adjusted capital of each of AIG's domestic general companies and of each of AIG's domestic life companies exceeded each of their RBC standards by considerable margins.

      A substantial portion of AIG's general insurance business and a majority of its life insurance business are conducted in foreign countries. The degree of regulation and supervision in foreign jurisdictions varies from minimal in some to stringent in others. Generally, AIG, as well as the underwriting companies operating in such jurisdictions, must satisfy local regulatory requirements. Licenses issued by foreign authorities to AIG subsidiaries are subject to modification and revocation. Thus, AIG's insurance subsidiaries could be prevented from conducting future business in certain of the jurisdictions where they currently operate. AIG's international operations include operations in various developing nations. Both current and future foreign operations could be adversely affected by unfavorable political developments up to and including nationalization of AIG's operations without compensation. Adverse effects resulting from any one country may impact AIG's results of operations, liquidity and financial condition depending on the magnitude of the event and AIG's net financial exposure at that time in that country.

Liquidity

AIG's liquidity is primarily derived from the operating cash flows of its general and life insurance operations.

      At December 31, 2000, AIG's consolidated invested assets included $6.09 billion of cash and short-term investments. Consolidated net cash provided from operating activities in 2000 amounted to $5.94 billion.

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

      The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG's insurance operations generated approximately $15.2 billion in pre-tax cash flow during 2000. Cash flow includes periodic premium collections, including policyholders' contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits, acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance investment operations generated approximately $9.4 billion in investment income cash flow during 2000. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains net of realized capital losses.

      In addition to the combined insurance pre-tax operating cash flow, AIG's insurance operations held $5.52 billion in cash and short-term investments at December 31, 2000. The aforementioned operating cash flow and the cash and short-term balances held provided AIG's insurance operations with a significant amount of liquidity.

      This liquidity is available, among other things, to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $36 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $46 billion of fixed income securities and marketable equity securities during 2000.

      The following table is a summary of AIG's invested assets by significant segment, including investment income due and accrued of $2.42 billion and $2.05 billion and real estate of $1.87 billion and $1.62 billion, at December 31, 2000 and 1999, respectively:

(dollars in millions)
----------------------------------------------------------------------------
                                                  Invested           Percent
                                                    Assets          of Total
============================================================================
2000
General insurance                                $  42,892              19.6%
Life insurance                                      98,711              45.0
Financial services and asset management             76,748              35.0
Other                                                  831               0.4
----------------------------------------------------------------------------
Total                                             $219,182             100.0%
============================================================================
1999
General insurance                                $  39,135              20.6%
Life insurance                                      87,355              46.1
Financial services and asset management             62,548              33.0
Other                                                  651               0.3
----------------------------------------------------------------------------
Total                                             $189,689             100.0%
============================================================================

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

Insurance Invested Assets

The following tables summarize the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at December 31, 2000 and 1999:

(dollars in millions)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Percent Distribution
                                                              General          Life                 Percent   --------------------
December 31, 2000                                           Insurance     Insurance        Total   of Total   Domestic    Foreign
==================================================================================================================================
Fixed maturities:
Available for sale, at market value (a)                       $18,168       $72,159     $ 90,327      63.8%      51.8%       48.2%
  Held to maturity, at amortized cost                          11,533            --       11,533       8.1      100.0         --
  Equity securities, at market value (b)                        4,666         2,309        6,975       4.9       55.4        44.6
Mortgage loans on real estate, policy and collateral loans         65        10,563       10,628       7.5       58.6        41.4
Short-term investments, including time deposits, and cash       1,448         4,066        5,514       3.9       44.8        55.2
Real estate                                                       408         1,359        1,767       1.3       16.6        83.4
Investment income due and accrued                                 584         1,689        2,273       1.6       46.8        53.2
Other invested assets                                           6,020         6,566       12,586       8.9       88.3        11.7
----------------------------------------------------------------------------------------------------------------------------------
Total                                                         $42,892       $98,711     $141,603     100.0%      58.9%       41.1%
==================================================================================================================================

(a)   Includes $846 million of bonds trading securities, at market value.
(b) Includes $1.04 billion of non-redeemable preferred stocks, at market value.

(dollars in millions)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Percent Distribution
                                                              General          Life                 Percent   --------------------
December 31, 1999                                           Insurance     Insurance        Total   of Total   Domestic    Foreign
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

      At December 31, 2000, approximately 57 percent of the fixed maturities investments were domestic securities. Approximately 37 percent of such domestic securities were rated AAA. Approximately 13 percent were below investment grade or not rated.

      A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At December 31, 2000, approximately 11 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 16 percent were below investment grade or not rated at that date. A large portion of the foreign insurance fixed income portfolio are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

      At December 31, 2000, approximately 17 percent of the fixed maturities portfolio was collateralized mortgage obligations (CMOs), including commercial mortgage backed securities. Substantially all of the CMOs were invest-

--------------------------------------------------------------------------------
Management's Discussion and Analysis of
Financial Condition and Results of Operations (CONTINUED)


ment grade and approximately 16 percent of the CMOs were backed by various U.S. government agencies. CMOs are exposed to interest rate risk as the duration and ultimate realized yield would be affected by the accelerated prepayments of the underlying mortgages.

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

      Mortgage loans on real estate, policy and collateral loans comprised 7.5 percent of AIG's insurance invested assets at December 31, 2000. AIG's insurance operations' holdings of real estate mortgages amounted to $6.73 billion of which
78.3 percent was domestic. At December 31, 2000, only a nominal amount were in default. It is AIG's practice to maintain a maximum loan to value ratio of 75 percent at loan origination. At December 31, 2000, AIG's insurance holdings of collateral loans amounted to $868 million, all of which were foreign. It is AIG's strategy to enter into mortgage and collateral loans as an adjunct primarily to life insurance fixed maturity investments. AIG's policy loans increased from $2.82 billion at December 31, 1999 to $3.03 billion at December 31, 2000.

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

      AIG calculated the VaR with respect to the net fair value of each of AIG's insurance segments as of December 31, 2000 and December 31, 1999. AIG has refined its methodology for calculating VaR and the results of the calculations presented herein were performed using historical simulation. Using historical simulation over the delta-normal approach does not significantly change the results of this disclosure. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was re-priced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period was assumed in computing the VaR figure. At December 31, 2000 and December 31, 1999 the VaR of AIG's insurance segments was approximately $744 million and $863 million for general insurance, respectively, and $1.16 billion

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

and $1.19 billion for life insurance, respectively. The average VaR for 2000 for each of AIG's insurance segments was approximately $811 million for general insurance and $1.16 billion for life insurance. The high and low VaRs for general insurance during 2000 were approximately $954 million and $737 million, respectively. The high and low VaRs for life insurance during 2000 were approximately $1.21 billion and $1.11 billion, respectively.

      The following table presents the VaR of each component of market risk for each of AIG's insurance segments as of December 31, 2000 and December 31, 1999. VaR with respect to combined operations cannot be derived by aggregating the individual risk or segment amounts presented herein.

(in millions)
-----------------------------------------------------------------------------
                                    General                     Life
                                   Insurance                  Insurance
                               -----------------          ------------------
                               2000         1999          2000          1999
=============================================================================
Market Risk:
Interest rate                  $454         $338        $1,119          $950
Currency                         59           29           373           566
Equity                          603          798           293           396
-----------------------------------------------------------------------------

      The average, high and low VaRs for the interest rate component of market risk for the year ended December 31, 2000 were approximately $419 million, $454 million and $338 million, respectively, for general insurance and approximately $1.09 billion, $1.21 billion and $950 million, respectively, for life insurance. The average, high and low VaRs for the currency component were approximately $49 million, $65 million and $29 million, respectively, for general insurance and approximately $430 million, $566 million and $372 million, respectively, for life insurance; and the average, high and low VaRs for the equity component were approximately $694 million, $828 million and $603 million, respectively, for general insurance and approximately $315 million, $396 million and $293 million, respectively, for life insurance.

Financial Services and Asset Management Invested Assets

The following table is a summary of the composition of AIG's financial services and asset management invested assets at December 31, 2000 and 1999. (See also the discussions under "Operational Review: Financial Services Operations", "Operational Review: Asset Management Operations", "Capital Resources" and "Derivatives" herein.)

(dollars in millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     2000                              1999
                                                                         -------------------------          -----------------------
                                                                         Invested          Percent          Invested        Percent
                                                                           Assets         of Total            Assets       of Total
===================================================================================================================================
Flight equipment primarily under operating leases,
  net of accumulated depreciation                                         $19,325             25.2%          $17,334           27.7%
Unrealized gain on interest rate and currency swaps,
  options and forward transactions                                         10,235             13.3             7,931           12.7
Securities available for sale, at market value                             14,669             19.1            12,954           20.7
Trading securities, at market value                                         7,347              9.6             4,391            7.0
Securities purchased under agreements to resell, at contract value         14,979             19.5            10,897           17.4
Trading assets                                                              7,045              9.2             5,793            9.3
Spot commodities, at market value                                             363              0.5               683            1.1
Other, including short-term investments                                     2,785              3.6             2,565            4.1
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                     $76,748            100.0%          $62,548          100.0%
===================================================================================================================================

      As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During 2000, ILFC acquired flight equipment costing $3.43 billion.

      At December 31, 2000, ILFC had committed to purchase 488 aircraft deliverable from 2001 through 2009 at an estimated aggregate purchase price of $27.3 billion and had options to purchase 51 aircraft deliverable from 2001 through 2008 at an estimated aggregate purchase price of $3.0 billion. As of March 15, 2001, ILFC has entered into leases for all of the aircraft to be delivered in 2001 and 96 of 421 aircraft to be delivered subsequent to 2001. ILFC will be required to find customers for any aircraft presently on order and any aircraft to be ordered, and it must arrange financing for portions of the purchase price of such equipment. In a rising interest rate environment, ILFC negotiates higher lease rates on any new contracts. ILFC has been successful to date both in placing its new aircraft on lease or under sales contract and obtaining adequate financing.

      ILFC is exposed to market risk and the risk of loss of fair value resulting from adverse fluctuations in interest rates. As of December 31, 2000 and December 31, 1999, AIG statistically measured the aforementioned loss of fair value through the application of a VaR model. In this analysis, the net fair value of ILFC was determined using the financial instrument assets which included the tax adjusted future flight equipment lease revenue and the financial instrument liabilities which included the future servicing of the current debt. The estimated impact of the current derivative positions was also taken into account.

      AIG calculated the VaR with respect to the net fair value of ILFC using the variance-covariance (delta-normal) methodology. This calculation also used daily historical interest rates for the two years ending December 31, 2000 and December 31, 1999. The VaR model estimated the volatility of each of these interest rates and the correlation among them. The yield curve

--------------------------------------------------------------------------------
Management's Discussion and Analysis of
Financial Condition and Results of Operations (CONTINUED)

was constructed using eleven key points on the curve to model possible curve movements. Thus, the VaR measured the sensitivity of the assets and liabilities to the calculated interest rate exposures. These sensitivities were then applied to a database, which contained the historical ranges of movements in interest rates and the correlation among them. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value of a confidence level of 95 percent for a time period of one month. As of December 31, 2000 and December 31, 1999, the VaR with respect to the aforementioned net fair value of ILFC was approximately $11 million and $50 million, respectively.

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

      Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At December 31, 2000, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $182 million of these securities. There were no securities deemed below investment grade at December 31, 2000. There have been no significant downgrades through March 1, 2001. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

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

      The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at December 31, 2000 were as follows:

(in millions)
----------------------------------------------------------------------------
                                                      Gross            Gross
                                                 Unrealized       Unrealized
                                                      Gains           Losses
----------------------------------------------------------------------------
Securities available for sale, at market value (a)    $ 810            $ 777
Unrealized gain/loss on interest rate
  and currency swaps, options
  and forward transactions (b) (c)                   10,235            8,581
Trading assets                                        8,852            5,744
Spot commodities, at market value                        32               --
Trading liabilities                                      --            3,372
Securities and spot commodities sold but
  not yet purchased, at market value                    491               --
----------------------------------------------------------------------------

(a)   See also Note 8(e) of Notes to Financial Statements.
(b)   These amounts are also presented as the respective balance sheet amounts.
(c) At December 31, 2000, AIGTG's replacement values with respect to interest rate and currency swaps were $484 million.

      AIGFP's interest rate and currency risks on securities available for sale, at market, are managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At December 31, 2000, the unrealized gains and losses remaining after the benefit of the offsets were $44 million and $11 million, respectively.

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

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

      AIG actively manages the exposures to limit potential losses, while maximizing the rewards afforded by these business opportunities. In doing so, AIG must continually manage a variety of exposures including credit, market, liquidity, operational and legal risks.

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

      AIG calculated the VaR with respect to AIGFP and AIGTG as of December 31, 2000 and December 31, 1999. AIG has refined its methodology for calculating VaR and the results of the calculations presented herein were performed using historical simulation. Using historical simulation over the delta-normal approach does not significantly change the results of this disclosure. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was re-priced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure).

      The following table presents the VaR on a combined basis and of each component of AIGFP's and AIGTG's market risk as of December 31, 2000 and December 31, 1999. VaR with respect to combined operations cannot be derived by aggregating the individual risk presented herein.

(in millions)
----------------------------------------------------------------------------
                                      AIGFP(a)                    AIGTG(b)
                                  ---------------             --------------
                                  2000       1999             2000      1999
============================================================================
Market Risk:
Combined                           $15        $24              $ 6       $ 5
Interest rate                       15         23                4         3
Currency                            --         --                3         4
Equity/Commodity                    --          1               --        --
============================================================================

(a) A one month holding period was used to measure the market exposures of AIGFP.
(b) A one day holding period was used to measure the market exposures of AIGTG.

      The average, high and low VaRs on a combined basis for the year ended December 31, 2000 were approximately $15 million, $24 million and $8 million, respectively, for AIGFP and approximately $5 million, $6 million and $4 million, respectively, for AIGTG. The average, high and low VaRs for the interest rate component of market risk were approximately $15 million, $23 million and $7 million, respectively, for AIGFP and approximately $3 million, $4 million and $3 million, respectively, for AIGTG for that year. The average, high and low VaRs for the currency component were approximately $267,000, $396,000 and $118,000, respectively, for AIGFP and approximately $3 million, $4 million and $2 million, respectively, for AIGTG; and the average, high and low VaRs for the equity/commodity component were approximately $1 million, $2 million and $371,000, respectively, for AIGFP.

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

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

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

      A significant majority of AIGFP's transactions are contracted and documented under ISDA Master Agreements. Management believes that such agreements provide for legally enforceable set-off in the event of default. Also, under such agreements, in connection with a counterparty desiring to terminate a contract prior to maturity, AIGFP may be permitted to set-off its receivables from that counterparty against AIGFP's payables to that same counterparty arising out of all included transactions. Excluding regulated exchange transactions, AIGTG, whenever possible, enters into netting agreements with its counterparties which are similar in effect to those discussed above.

      The following tables provide the notional and contractual amounts of AIGFP's and AIGTG's derivatives transactions at December 31, 2000 and December 31, 1999.

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

      The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss after the application of the aforementioned strategies, netting under ISDA Master Agreements and applying collateral held. Prior to the application of these credit enhancements, the gross credit risk with respect to these derivative instruments was $33.4 billion at December 31, 2000 and $16.90 billion at December 31, 1999. Subsequent to the application of such credit enhancements, the net exposure to credit risk or the net replacement value of all interest rate, currency and equity swaps, swaptions and forward commitments approximated $9.51 billion at December 31, 2000 and $7.53 billion at December 31, 1999. The net replacement value for

--------------------------------------------------------------------------------
Management's Discussion and Analysis of
Financial Condition and Results of Operations (CONTINUED)

futures and forward contracts approximated $204 million at December 31, 2000 and $5 million at December 31, 1999. The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss.

      The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at December 31, 2000 and December 31, 1999:

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                           Remaining Life
                                                            -----------------------------------------------
                                                             One   Two Through    Six Through     After Ten        Total       Total
                                                            Year    Five Years      Ten Years         Years         2000        1999
====================================================================================================================================
Interest rate, currency and equity/commodity
  swaps and swaptions:
Notional amount:
  Interest rate swaps                                   $ 70,847      $173,892       $ 90,745       $ 8,719     $344,203    $281,682
  Currency swaps                                          34,507        44,271         33,185         5,829      117,792      83,673
  Swaptions and equity swaps                              12,216        30,835         10,692         5,283       59,026      48,002
------------------------------------------------------------------------------------------------------------------------------------
Total                                                   $117,570      $248,998       $134,622       $19,831     $521,021    $413,357
====================================================================================================================================
Futures and forward contracts:
Exchange traded futures contracts contractual amount    $ 11,082            --             --            --     $ 11,082      $6,587
====================================================================================================================================
Over the counter forward contracts contractual amount   $ 22,263         $ 502           $ 44            --     $ 22,809    $ 21,873
====================================================================================================================================

      AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At December 31, 2000 and December 31, 1999, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in millions)
------------------------------------------------------------------------------------------------------------
                                              Net Replacement Value
                                       ------------------------------------
                                       Swaps and                Futures and            Total           Total
                                       Swaptions          Forward Contracts             2000            1999
============================================================================================================
Counterparty credit quality:
  AAA                                     $3,778                       $ --           $3,778          $2,067
  AA                                       2,621                        204            2,825           2,839
  A                                        1,801                         --            1,801           1,576
  BBB                                      1,059                         --            1,059             997
  Below investment grade                     252                         --              252              55
------------------------------------------------------------------------------------------------------------
Total                                     $9,511                       $204           $9,715          $7,534
============================================================================================================

      At December 31, 2000 and December 31, 1999, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in millions)
------------------------------------------------------------------------------------------------------------
                                              Net Replacement Value
                                       ------------------------------------
                                       Swaps and                Futures and            Total           Total
                                       Swaptions          Forward Contracts             2000            1999
============================================================================================================
Non-U.S. banks                            $2,419                        $ 98          $2,517          $2,515
Insured municipalities                       595                          --             595             352
U.S. industrials                           1,945                          --           1,945             780
Governmental                                 463                          --             463             180
Non-U.S. financial service companies         309                          --             309             158
Non-U.S. industrials                       1,372                          --           1,372           1,117
Special purpose                            1,204                          --           1,204             716
U.S. banks                                   114                         106             220             510
U.S. financial service companies             894                          --             894           1,112
Supranationals                               196                          --             196              94
------------------------------------------------------------------------------------------------------------
Total                                     $9,511                        $204          $9,715          $7,534
============================================================================================================

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries


      The gross replacement values presented in the following table represent the sum of the estimated positive fair values of all of AIGTG's derivatives contracts at December 31, 2000 and December 31, 1999. These values do not represent the credit risk to AIGTG.

      The net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss.

      The following table provides the contractual and notional amounts and credit exposure, if applicable, by maturity and type of derivative of AIGTG's derivatives portfolio at December 31, 2000 and December 31, 1999. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the December 31, 2000 balances based upon the expected timing of the future cash flows.

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                           Remaining Life
                                                         -------------------------------------------------
                                                               One   Two Through   Six Through   After Ten        Total       Total
                                                              Year    Five Years     Ten Years       Years         2000        1999
====================================================================================================================================
Contractual amount of futures, forwards and options:
  Exchange traded futures and options                     $ 13,715       $ 4,318       $    31       $  --     $ 18,064    $ 18,908
====================================================================================================================================
  Forwards                                                $216,062       $16,160       $ 2,094       $  --     $234,316    $220,428
====================================================================================================================================
  Over the counter purchased options                      $ 59,922       $19,581       $25,222       $ 194     $104,919    $ 83,871
====================================================================================================================================
  Over the counter sold options (a)                       $ 58,754       $19,369       $25,422       $ 197     $103,742    $ 86,726
====================================================================================================================================
Notional amount:
  Interest rate swaps and forward rate agreements         $ 18,960       $36,598       $ 7,592       $ 114     $ 63,264    $ 80,436
  Currency swaps                                             1,071         6,668           834          --        8,573       8,359
  Swaptions                                                  2,398        10,978         1,970          73       15,419       9,996
----------------------------------------------------------------------------------------------------------------------------------
Total                                                     $ 22,429       $54,244       $10,396       $ 187     $ 87,256    $ 98,791
====================================================================================================================================
Credit exposure:
  Futures, forwards, swaptions and purchased options
   contracts and interest rate and currency swaps:
    Gross replacement value                                $ 7,219       $ 2,263       $   831       $   6     $ 10,319    $  7,889
    Master netting arrangements                             (4,061)       (1,467)         (602)         (6)      (6,136)     (4,580)
    Collateral                                                 (65)          (34)           (8)         --         (107)       (209)
----------------------------------------------------------------------------------------------------------------------------------
Net replacement value (b)                                  $ 3,093       $   762       $   221       $  --      $ 4,076    $  3,100
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

      AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At December 31, 2000 and December 31, 1999, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio were as follows:

(in millions)
----------------------------------------------------------------------------
                                                     Net Replacement Value
                                                     ---------------------
                                                      2000            1999
==========================================================================
Counterparty credit quality:
  AAA                                               $  442          $  276
  AA                                                 1,807           1,241
  A                                                  1,139           1,010
  BBB                                                  460             256
  Below investment grade                                48              49
  Not externally rated, including
    exchange traded futures and options*               180             268
--------------------------------------------------------------------------
Total                                               $4,076          $3,100
==========================================================================
Counterparty breakdown by industry:
  Non-U.S. banks                                    $2,076           $ 926
  U.S. industrials                                      67              70
  Governmental                                          70             178
  Non-U.S. financial service companies                 282             698
  Non-U.S. industrials                                 243             176
  U.S. banks                                           468             401
  U.S. financial service companies                     690             383
  Exchanges*                                           180             268
--------------------------------------------------------------------------
Total                                               $4,076          $3,100
==========================================================================

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

Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FASB 133). In June 2000, FASB issued Statement of Financial Accounting Standards No. 138 "Accounting for Derivative Instruments and Hedging Activities-an amendment of FASB Statement No.133" (FASB 138).

      Together, these Statements require AIG to recognize all derivatives in the consolidated balance sheet at fair value. The financial statement recognition of the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative and the extent to which it is effective as part of a hedge transaction. Due to the operating nature of AIGFP and AIGTG, the changes in fair value of their derivative transactions are currently presented, in all material respects, as a component of AIG's operating income. FASB 133 and FASB 138 are effective for AIG for the year commencing January 1, 2001. AIG estimates that it will record in its first quarter of 2001 consolidated statement of income, in accordance with the transition provisions of FASB 133, a cumulative effect of an accounting change adjustment gain of $17 million. This gain represents the net fair value of all previously unrecorded derivative instruments as of January 1, 2001, net of taxes and after the application of hedge accounting. AIG also estimates that it will record in its first quarter of 2001 consolidated statement of comprehensive income, a cumulative effect of an accounting change adjustment loss of $211 million. The loss represents the reduction of other comprehensive income, net of taxes, arising from the fair value of all derivative contracts designated as cash flow hedging instruments.

Recent Developments

On November 22, 2000, AIG completed its acquisition of HSB Group, Inc. (HSB), which through its subsidiary, The Hartford Steam Boiler Inspection and Insurance Company, provides equipment breakdown and other specialty insurance coverages. Each of the outstanding shares of HSB common stock was exchanged for 0.4178 of a share of AIG common stock resulting in the issuance of 12.2 million shares of AIG com-

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

mon stock. The acquisition has been accounted for as a purchase and HSB's results of operations have been consolidated with those of AIG since the date of acquisition.

On February 23, 2001, AIG announced that it had been named the exclusive sponsor for the reorganization of The Chiyoda Mutual Life Insurance Company (Chiyoda) by its Legal Trustee. In connection with the reorganization, AIG expects to make a capital contribution to Chiyoda of approximately $522 million. AIG expects to close the transaction by mid-April, subject to the approval of Japanese regulatory authorities.

ITEM 7A. Quantitative and Qualitative Disclosures About
Market Risk

Included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. Financial Statements and Supplementary Data

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

--------------------------------------------------------------------------------
                                                                            Page
--------------------------------------------------------------------------------
Report of Independent Accountants                                             41
Consolidated Balance Sheet at
   December 31, 2000 and 1999                                                 42
Consolidated Statement of Income for the
   years ended December 31, 2000, 1999
   and 1998                                                                   44
Consolidated Statement of Capital Funds
   for the years ended December 31, 2000,
   1999 and 1998                                                              45
Consolidated Statement of Cash Flows for
   the years ended December 31, 2000,
   1999 and 1998                                                              46
Consolidated Statement of Comprehensive Income
   for the years ended December 31, 2000, 1999
   and 1998                                                                   48
Notes to Financial Statements                                                 49

Schedules:
 I--Summary of Investments--Other Than
        Investments in Related
        Parties as of
        December 31, 2000                                                    S-1
 II--Condensed Financial Information of
        Registrant as of December 31, 2000
        and 1999 and for the years ended
        December 31, 2000, 1999 and 1998                                     S-2
 III--Supplementary Insurance Information as
        of December 31, 2000, 1999 and
        1998 and for the years then ended                                    S-4
 IV--Reinsurance as of December 31, 2000,
        1999 and 1998 and for the years
        then ended                                                           S-5

--------------------------------------------------------------------------------
Report of Independent Accountants

The Board of Directors and Shareholders
American International Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of American International Group, Inc. and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                                      PricewaterhouseCoopers LLP

New York, New York
February 7, 2001

--------------------------------------------------------------------------------
Consolidated Balance Sheet

                             American International Group, Inc. and Subsidiaries

(in millions)
------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                              2000            1999
==============================================================================================================================
Assets:
  Investments and cash:
      Fixed maturities:
         Bonds available for sale, at market value (amortized cost: 2000-$89,461;
            1999-$78,218)                                                                             $ 89,631        $ 77,028
         Bonds held to maturity, at amortized cost (market value: 2000-$12,053;
            1999-$12,202)                                                                               11,533          12,078
         Bonds trading securities, at market value (cost: 2000-$838; 1999-$1,057)                          846           1,038
      Equity securities:
         Common stocks (cost: 2000-$6,371; 1999-$5,496)                                                  6,125           6,002
         Non-redeemable preferred stocks (cost: 2000-$1,166; 1999-$718)                                  1,056             712
      Mortgage loans on real estate, net of allowance (2000-$87; 1999-$78)                               7,127           7,139
      Policy loans                                                                                       3,032           2,822
      Collateral and guaranteed loans, net of allowance (2000-$40; 1999-$74)                             2,084           2,173
      Financial services and asset management assets:
         Flight equipment primarily under operating leases, net of accumulated depreciation
            (2000-$2,723; 1999-$2,200)                                                                  19,325          17,334
         Securities available for sale, at market value (amortized cost: 2000-$14,636;
            1999-$12,920)                                                                               14,669          12,954
         Trading securities, at market value                                                             7,347           4,391
         Spot commodities, at market value                                                                 363             683
         Unrealized gain on interest rate and currency swaps, options and forward transactions          10,235           7,931
         Trading assets                                                                                  7,045           5,793
         Securities purchased under agreements to resell, at contract value                             14,991          10,897
      Other invested assets                                                                             13,394           9,900
      Short-term investments, at cost (approximates market value)                                        5,831           7,007
      Cash                                                                                                 256             132
------------------------------------------------------------------------------------------------------------------------------
         Total investments and cash                                                                    214,890         186,014

  Investment income due and accrued                                                                      2,420           2,054
  Premiums and insurance balances receivable-net of allowance (2000-$170; 1999-$133)                    11,832          12,236
  Reinsurance assets                                                                                    23,135          19,368
  Deferred policy acquisition costs                                                                     10,189           9,624
  Investments in partially-owned companies                                                                 251             346
  Real estate and other fixed assets, net of accumulated depreciation
      (2000-$2,101; 1999-$1,892)                                                                         3,578           2,933
  Separate and variable accounts                                                                        31,328          29,666
  Other assets                                                                                           8,954           5,997
------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                          $306,577        $268,238
==============================================================================================================================

See Accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------
Consolidated Balance Sheet (continued)

                             American International Group, Inc. and Subsidiaries

(in millions, except share amounts)
------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                            2000              1999
==============================================================================================================================
Liabilities:
  Reserve for losses and loss expenses                                                             $  40,613         $  38,252
  Reserve for unearned premiums                                                                       12,510            11,450
  Future policy benefits for life and accident and health insurance contracts                         38,165            34,608
  Policyholders' contract deposits                                                                    47,209            42,549
  Other policyholders' funds                                                                           3,475             3,236
  Reserve for commissions, expenses and taxes                                                          2,807             2,598
  Insurance balances payable                                                                           2,380             2,254
  Funds held by companies under reinsurance treaties                                                   1,435               861
  Income taxes payable:
      Current                                                                                            197               138
      Deferred                                                                                         1,873               751
  Financial services and asset management liabilities:
      Borrowings under obligations of guaranteed investment agreements                                13,595             9,430
      Securities sold under agreements to repurchase, at contract value                               11,308             6,116
      Trading liabilities                                                                              4,352             3,821
      Securities and spot commodities sold but not yet purchased, at market value                      7,701             6,413
      Unrealized loss on interest rate and currency swaps, options and forward transactions            8,581             8,624
      Trust deposits and deposits due to banks and other depositors                                    1,895             2,175
      Commercial paper                                                                                 4,259             2,958
      Notes, bonds and loans payable                                                                  17,923            16,806
  Commercial paper                                                                                     1,705             1,446
  Notes, bonds, loans and mortgages payable                                                            2,749             2,344
  Separate and variable accounts                                                                      31,328            29,666
  Minority interest                                                                                    1,465             1,350
  Other liabilities                                                                                    8,086             6,191
------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                    265,611           234,037
------------------------------------------------------------------------------------------------------------------------------

Preferred shareholders' equity in subsidiary companies                                                 1,347               895
------------------------------------------------------------------------------------------------------------------------------

Capital funds:
  Common stock, $2.50 par value; 5,000,000,000 shares authorized;
      shares issued 2000-2,475,663,919; 1999-1,660,707,090                                             6,189             4,152
  Additional paid-in capital                                                                           2,668             2,080
  Retained earnings                                                                                   34,304            31,040
  Accumulated other comprehensive income                                                              (2,136)           (2,103)
  Treasury stock, at cost; 2000-142,950,798; 1999-111,579,044 shares of common stock
      (including 132,388,146 and 87,540,027 shares, respectively, held by subsidiaries)               (1,406)           (1,863)
------------------------------------------------------------------------------------------------------------------------------
Total capital funds                                                                                   39,619            33,306
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and capital funds                                                                $ 306,577         $ 268,238
==============================================================================================================================

See Accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------
Consolidated Statement of Income

                             American International Group, Inc. and Subsidiaries

(in millions, except per share amounts)
----------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                  2000             1999             1998
================================================================================================================
General insurance operations:
  Net premiums written                                                $ 17,526         $ 16,224         $ 14,586
  Change in unearned premium reserve                                      (119)            (680)            (488)
----------------------------------------------------------------------------------------------------------------
  Net premiums earned                                                   17,407           15,544           14,098
  Net investment income                                                  2,701            2,517            2,192
  Realized capital gains                                                    38              295              205
----------------------------------------------------------------------------------------------------------------
                                                                        20,146           18,356           16,495
----------------------------------------------------------------------------------------------------------------
  Losses incurred                                                       11,379            9,819            9,164
  Loss expenses incurred                                                 1,725            1,919            1,493
  Underwriting expenses (principally policy acquisition costs)           3,518            3,137            2,910
----------------------------------------------------------------------------------------------------------------
                                                                        16,622           14,875           13,567
----------------------------------------------------------------------------------------------------------------
  Operating income                                                       3,524            3,481            2,928
----------------------------------------------------------------------------------------------------------------
Life insurance operations:
  Premium income                                                        13,610           11,942           10,293
  Net investment income                                                  7,123            6,206            5,201
  Realized capital losses                                                 (162)            (148)             (74)
----------------------------------------------------------------------------------------------------------------
                                                                        20,571           18,000           15,420
----------------------------------------------------------------------------------------------------------------
  Death and other benefits                                               5,461            5,000            4,543
  Increase in future policy benefits                                     8,154            6,870            5,699
  Acquisition and insurance expenses                                     3,569            3,272            2,805
----------------------------------------------------------------------------------------------------------------
                                                                        17,184           15,142           13,047
----------------------------------------------------------------------------------------------------------------
  Operating income                                                       3,387            2,858            2,373
----------------------------------------------------------------------------------------------------------------
Financial services operating income                                      1,293            1,081              869
----------------------------------------------------------------------------------------------------------------
Asset management operating income                                          430              314              191
----------------------------------------------------------------------------------------------------------------
Equity in income of minority-owned insurance operations                     --               --               57
----------------------------------------------------------------------------------------------------------------
Other realized capital losses                                              (14)             (25)              (7)
----------------------------------------------------------------------------------------------------------------
Other income (deductions)-net                                             (271)            (197)            (134)
----------------------------------------------------------------------------------------------------------------
Income before income taxes and minority interest                         8,349            7,512            6,277
----------------------------------------------------------------------------------------------------------------
Income taxes:
  Current                                                                1,337            1,813            1,100
  Deferred                                                               1,121              406              685
----------------------------------------------------------------------------------------------------------------
                                                                         2,458            2,219            1,785
----------------------------------------------------------------------------------------------------------------
Income before minority interest                                          5,891            5,293            4,492
----------------------------------------------------------------------------------------------------------------
Minority interest                                                         (255)            (238)            (210)
----------------------------------------------------------------------------------------------------------------
Net income                                                            $  5,636         $  5,055         $  4,282
================================================================================================================
Earnings per common share:
  Basic                                                               $   2.43         $   2.18         $   1.87
  Diluted                                                                 2.41             2.15             1.83
================================================================================================================
Average shares outstanding:
  Basic                                                                  2,318            2,322            2,278
  Diluted                                                                2,343            2,350            2,331
================================================================================================================

See Accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------
Consolidated Statement of Capital Funds

                             American International Group, Inc. and Subsidiaries

(in millions, except per share amounts)
------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                          2000             1999             1998
========================================================================================================================
Preferred stock:
  Balance at beginning of year                                                $     --         $    248         $    248
      Conversion to common stock                                                    --             (248)              --
------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                            --               --              248
------------------------------------------------------------------------------------------------------------------------
Common stock:
  Balance at beginning of year                                                   4,152            3,284            2,334
      Issuance of common stock                                                      --               --                1
      Stock split effected as dividend                                           2,037              818              949
      Issued in conversion of Series E preferred stock to common stock              --               24               --
      Issued in connection with redemption of Premium Equity
         Redemption Cumulative Security Units (PERCS Units)                         --               21               --
      Issued under stock option and stock purchase plans                            --                5               --
------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                         6,189            4,152            3,284
------------------------------------------------------------------------------------------------------------------------
Additional paid-in capital:
  Balance at beginning of year                                                   2,080            1,319            1,335
      Issuance of common stock                                                      --               --               (1)
      Excess of cost over proceeds of common stock issued under
         stock option and stock purchase plans                                    (145)             (84)             (22)
      Excess of redemption value of Series E preferred
         stock over par value of common stock issued                                --              224               --
      Excess of proceeds over par value of common stock
         issued in connection with redemption of PERCS Units                        --              410               --
      Excess of proceeds over par value of common stock
         issued under stock option and stock purchase plans                         --               83               --
      Excess of proceeds over cost of common stock
         issued in connection with acquisitions                                    616               --               --
      Other                                                                        117              128                7
------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                         2,668            2,080            1,319
------------------------------------------------------------------------------------------------------------------------
Retained earnings:
  Balance at beginning of year                                                  31,040           27,110           24,101
      Net income                                                                 5,636            5,055            4,282
      Stock dividends to shareholders                                           (2,037)            (818)            (949)
      Cash dividends to shareholders:
         Preferred                                                                  --               --              (12)
         Common ($.14, $.13 and $.13 per share, respectively)                     (335)            (303)            (312)
         Other                                                                      --               (4)              --
------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                        34,304           31,040           27,110
------------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income:
  Balance at beginning of year                                                  (2,103)             (10)             382
      Unrealized appreciation (depreciation) of investments-net
         of reclassification adjustments                                           351           (2,541)            (387)
         Deferred income tax (expense) benefit  on changes                        (174)             895               95
      Foreign currency translation adjustments                                    (273)            (432)            (137)
         Applicable income tax benefit (expense) on changes                         63              (15)              37
------------------------------------------------------------------------------------------------------------------------
      Other comprehensive income                                                   (33)          (2,093)            (392)
------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                        (2,136)          (2,103)             (10)
------------------------------------------------------------------------------------------------------------------------
Treasury stock, at cost:
  Balance at beginning of year                                                  (1,863)          (1,828)          (1,815)
      Cost of shares acquired during year                                         (947)            (275)             (81)
      Issued under stock option and stock purchase plans                           277              240               68
      Issued in connection with acquisitions                                     1,127               --               --
------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                        (1,406)          (1,863)          (1,828)
------------------------------------------------------------------------------------------------------------------------
Total capital funds at end of year                                            $ 39,619         $ 33,306         $ 30,123
========================================================================================================================

See Accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------
Consolidated Statement of Cash Flows

                             American International Group, Inc. and Subsidiaries

(in millions)
---------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                                   2000             1999             1998
=================================================================================================================================
Summary:
Net cash provided by operating activities                                              $  5,936         $ 10,321         $  7,439
  Net cash used in investing activities                                                 (16,577)         (20,758)         (16,207)
  Net cash provided by financing activities                                              10,765           10,266            8,984
---------------------------------------------------------------------------------------------------------------------------------
  Change in cash                                                                            124             (171)             216
  Cash at beginning of year                                                                 132              303               87
---------------------------------------------------------------------------------------------------------------------------------
  Cash at end of year                                                                  $    256         $    132         $    303
=================================================================================================================================

Cash flows from operating activities:
  Net income                                                                           $  5,636         $  5,055         $  4,282
=================================================================================================================================
  Adjustments to reconcile net income to net cash provided by operating activities:
         Non-cash revenues, expenses, gains and losses included in income:
         Change in:
            General and life insurance reserves                                           6,488            6,684            6,990
            Premiums and insurance balances receivable and payable-net                      577             (586)            (733)
            Reinsurance assets                                                           (3,752)          (1,624)            (972)
            Deferred policy acquisition costs                                              (480)          (1,543)          (1,025)
            Investment income due and accrued                                              (346)            (185)            (111)
            Funds held under reinsurance treaties                                           572               24              370
            Other policyholders' funds                                                      239              516              368
            Current and deferred income taxes-net                                         1,210              319              225
            Reserve for commissions, expenses and taxes                                      68              373              455
            Other assets and liabilities-net                                             (1,319)          (1,314)            (411)
            Trading assets and liabilities-net                                             (721)            (407)            (216)
            Trading securities, at market value                                          (2,956)           1,277           (1,693)
            Spot commodities, at market value                                               320             (207)             (16)
            Net unrealized gain on interest rate and currency swaps,
                options and forward transactions                                         (2,347)           3,519           (1,382)
            Securities purchased under agreements to resell                              (4,094)          (6,059)            (287)
            Securities sold under agreements to repurchase                                5,192            1,643            1,767
            Securities and spot commodities sold but not yet purchased,
                at market value                                                           1,288            1,956             (715)
            Realized capital gains (losses)                                                 138             (122)            (124)
            Equity in income of partially-owned companies and other invested assets        (327)            (186)            (176)
            Depreciation expenses, principally flight equipment                           1,176            1,071              952
            Change in cumulative translation adjustments                                   (273)            (432)            (137)
            Other-net                                                                      (353)             549               28
---------------------------------------------------------------------------------------------------------------------------------
            Total adjustments                                                               300            5,266            3,157
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              $  5,936         $ 10,321         $  7,439
=================================================================================================================================

See Accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------
Consolidated Statement of Cash Flows (CONTINUED)

                             American International Group, Inc. and Subsidiaries

(in millions)
-------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                                 2000             1999             1998
===============================================================================================================================
Cash flows from investing activities:
      Cost of fixed maturities, at amortized cost matured or redeemed                $  1,227         $  1,062         $  1,578
      Cost of bonds, at market sold                                                    22,220           27,375           28,110
      Cost of bonds, at market matured or redeemed                                      7,359            8,178            8,315
      Cost of equity securities sold                                                    5,162            3,703            2,784
      Realized capital gains (losses)                                                    (138)             122              124
      Purchases of fixed maturities                                                   (40,229)         (50,365)         (43,659)
      Purchases of equity securities                                                   (6,085)          (3,821)          (3,277)
      Acquisitions, net of cash acquired                                                   --               --             (515)
      Mortgage, policy and collateral loans granted                                    (2,666)          (3,498)          (2,942)
      Repayments of mortgage, policy and collateral loans                               2,568            3,105            2,341
      Sales of securities available for sale                                            5,588            4,787            2,618
      Maturities of securities available for sale                                       1,559              787            1,848
      Purchases of securities available for sale                                       (8,890)          (7,869)          (5,967)
      Sales of flight equipment                                                           713            1,699              687
      Purchases of flight equipment                                                    (3,432)          (3,365)          (3,160)
      Net additions to real estate and other fixed assets                              (1,033)            (602)            (624)
      Sales or distributions of other invested assets                                   4,397            2,995            2,869
      Investments in other invested assets                                             (6,285)          (4,827)          (5,109)
      Change in short-term investments                                                  1,309             (268)          (2,227)
      Investments in partially-owned companies                                             79               44               (1)
-------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                $(16,577)        $(20,758)        $(16,207)
===============================================================================================================================
Cash flows from financing activities:
      Change in policyholders' contract deposits                                     $  4,707         $  8,625         $  4,474
      Change in trust deposits and deposits due to banks and other depositors            (280)             493             (595)
      Change in commercial paper                                                        1,560             (232)           1,261
      Proceeds from notes, bonds, loans and mortgages payable                          10,477            8,539            7,909
      Repayments on notes, bonds, loans and mortgages payable                          (9,130)          (7,486)          (4,973)
      Proceeds from guaranteed investment agreements                                    9,957            7,927            6,540
      Maturities of guaranteed investment agreements                                   (5,792)          (7,685)          (5,353)
      Proceeds from common stock issued                                                   144              244               40
      Proceeds from subsidiary company issuance of preferred stock                        350               --               --
      Cash dividends to shareholders                                                     (335)            (303)            (324)
      Acquisition of treasury stock                                                      (947)            (275)             (81)
      Proceeds from redemption of Premium Equity Redemption
         Cumulative Security Units                                                         --              431               --
      Other-net                                                                            54              (12)              86
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                            $ 10,765         $ 10,266         $  8,984
===============================================================================================================================
Supplementary information:
Taxes paid                                                                           $  1,014         $  1,625         $  1,334
===============================================================================================================================
Interest paid                                                                        $  2,634         $  1,993         $  2,076
===============================================================================================================================

See Accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------
Consolidated Statement of Comprehensive Income

                             American International Group, Inc. and Subsidiaries

(in millions)
----------------------------------------------------------------------------------------------------------
Years Ended December 31,                                              2000            1999            1998
==========================================================================================================
Comprehensive income:
Net income                                                         $ 5,636         $ 5,055         $ 4,282
----------------------------------------------------------------------------------------------------------
Other comprehensive income:
  Unrealized appreciation (depreciation) of investments-net
      of reclassification adjustments                                  351          (2,541)           (387)
      Deferred income tax (expense) benefit on changes                (174)            895              95
  Foreign currency translation adjustments                            (273)           (432)           (137)
      Applicable income tax benefit (expense) on changes                63             (15)             37
----------------------------------------------------------------------------------------------------------
Other comprehensive income                                             (33)         (2,093)           (392)
----------------------------------------------------------------------------------------------------------
Comprehensive income                                               $ 5,603         $ 2,962         $ 3,890
==========================================================================================================

See Accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------
Notes to Financial Statements

                             American International Group, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies

(a) Principles of Consolidation: On January 1, 1999 (the merger date), SunAmerica Inc., a Maryland corporation, merged with and into AIG. AIG issued
187.5 million shares of its common stock in exchange for all the outstanding common stock and Class B stock of SunAmerica Inc., based on an exchange ratio of
0.855 shares of AIG common stock for each share of SunAmerica Inc. stock. A newly formed Delaware company, SunAmerica Inc. (SunAmerica) holds substantially all of the assets previously held by the Maryland corporation. The merger was accounted for as a pooling of interests and the accompanying financial statements for 1998 have been restated to combine SunAmerica Inc.'s financial statements for its fiscal year ended September 30 with AIG's December 31 financial statements.

      The following is a reconciliation of the individual company results to the combined results for the 1998 twelve month period:

(in millions)
--------------------------------------------------------------------------------
                                   AIG              SunAmerica
                          December 31,           September 30,             Total
================================================================================
1998
  Revenues                     $33,296                  $2,420           $35,716
  Net income                     3,766                     516             4,282
================================================================================

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

      (b) Basis of Presentation: The accompanying financial statements have been prepared on the basis of generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain accounts have been reclassified in the 1999 and 1998 financial statements to conform to their 2000 presentation.

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

      Policy acquisition costs for traditional life insurance products are generally deferred and amortized over the premium paying period of the policy. Deferred policy acquisition costs and policy initiation costs related to universal life and investment-type products are amortized in relation to expected gross profits over the life of the policies. Policy acquisition costs with respect to universal life and investment-type products

--------------------------------------------------------------------------------
Notes to Financial Statements (CONTINUED)

1. Summary of Significant Accounting Policies (continued)

are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits are composed of net interest income, net realized investment gains and losses, variable annuity fees, surrender charges and direct administrative expenses.

      As debt and equity securities available for sale are carried at aggregate fair value, an adjustment is made to deferred policy acquisition costs equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains/losses on debt and equity securities available for sale that is credited or charged directly to comprehensive income. Deferred policy acquisition costs have been increased by $99 million at December 31, 2000 and increased by $130 million at December 31, 1999 for this adjustment. (See
Note 4.)

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

      AIG, as lessor, leases flight equipment principally under operating leases. Accordingly, income is reported over the life of the lease as rentals become receivable under the provisions of the lease or, in the case of leases with varying payments, under the straight-line method over the noncancelable term of the lease. In certain cases, leases provide for additional amounts contingent on usage. AIG is also a remarketer of flight equipment for its own account and for airlines and financial institutions, and provides, for a fee, fleet management services to certain third-party operators. AIG's revenues from such operations consist of net gains on sales of flight equipment and commissions.

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

      (c) Non-cash Transactions: During 2000, AIG issued 17.77 million common shares in connection with acquisitions. In July 1998, 224,950 shares of 21st Century's Series A preferred stock were converted into 19,584,368 shares of 21st Century's common stock.

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

      (o) Investments in Partially-Owned Companies: The equity method of accounting is used for AIG's investment in companies in which AIG's ownership interest approximates twenty but is not greater than fifty percent (minority-owned companies). In years prior to 1999, equity in income of minority-owned insurance operations was presented separately in the consolidated statement of income. In 2000 and 1999, AIG did not report equity in income of minority-owned insurance operations as a result of the consolidation of the operations of Transatlantic and SELIC Holdings, Ltd. into general insurance operating results. IPC Holdings, Ltd., the remaining operation included in equity in income of minority-owned insurance operations in previous periods is now reported as a component of other income (deductions) -- net. Equity in net income of other unconsolidated companies is principally included in other income (deductions)-net. At December 31, 2000, AIG's significant investments in partially-owned companies included its 24.4 percent interest in IPC Holdings, Ltd. This balance sheet caption also includes investments in less significant partially-owned companies and in certain minor majority-owned subsidiaries. The amounts of dividends received from unconsolidated entities owned less than 50 percent were $3 million, $13 million and $24 million in 2000, 1999 and 1998 respectively. The undistributed earnings of unconsolidated entities owned less than 50 percent was $58 million as of December 31, 2000.

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

      From time to time, AIG assesses the carrying value of its real estate relative to the market values of real estate within the specific local area. At December 31, 2000, there were no impairments.

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

      (r) Securities and Spot Commodities Sold but not yet Purchased, at market value: Securities and spot commodities sold but not yet purchased represent sales of securities and spot commodities not owned at the time of sale. The obligations arising from such transactions are recorded on a trade date basis and carried at the respective current market values or current commodity prices. Unrealized gains or losses are reflected in income currently.

      (s) Preferred Shareholders' Equity in Subsidiary Companies: Preferred shareholders' equity in subsidiary companies relates to outstanding preferred stock or interest of ILFC and certain subsidiaries of SunAmerica and HSB, wholly owned subsidiaries of AIG. Cash distributions on such preferred stock or interest are accounted for as interest expense and included as minority interest in the consolidated statement of income.

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

      The computation of earnings per share for December 31, 2000, 1999 and 1998 was as follows:

(in millions, except per share amounts)
----------------------------------------------------------------------------------------
Years Ended December 31,                            2000            1999            1998
========================================================================================
Numerator for basic earnings per share:
Net income                                       $ 5,636         $ 5,055         $ 4,282
Less:
    Dividends on convertible
    preferred stock                                   --              --             (12)
----------------------------------------------------------------------------------------
Net income applicable to
    common stock                                 $ 5,636         $ 5,055         $ 4,270
========================================================================================
Denominator for basic earnings
    per share:
Average shares outstanding used in the
    computation of per share earnings:
    Common stock issued                            2,484           2,496           2,448
    Common stock in treasury                        (166)           (174)           (166)
    Common stock contingently issuable                --              --              (4)
----------------------------------------------------------------------------------------
Average shares outstanding-- basic                 2,318           2,322           2,278
========================================================================================
Numerator for diluted earnings per share:
Net income applicable to
    common stock                                 $ 5,636         $ 5,055         $ 4,282
========================================================================================
Denominator for diluted earnings
    per share:
Average shares outstanding                         2,318           2,322           2,282
Incremental shares from potential
    common stock:
    Average number of shares arising
          from outstanding employee stock
          plans (treasury stock method)               25              28              22
    Average number of shares issuable
          upon conversion of convertible
          securities and preferred stock              --              --              27
----------------------------------------------------------------------------------------
Average shares outstanding-- diluted               2,343           2,350           2,331
========================================================================================
Earnings per share:
Basic                                            $  2.43         $  2.18         $  1.87
Diluted                                             2.41            2.15            1.83
========================================================================================

      (w) Accounting Standards: In June 1998, FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FASB 133). In June 2000, FASB issued Statement of Financial Accounting Standards No. 138 "Accounting for Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" (FASB 138).

      Together, these Statements require AIG to recognize all derivatives in the consolidated balance sheet at fair value. The financial statement recognition of the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative and the extent to which it is effective as part of a hedge transaction. Due to the operating nature of AIGFP and AIGTG, the changes in fair value of their derivative transactions are currently presented, in all material respects, as a component of AIG's operating income. FASB 133 and FASB 138 are effective for AIG for the year commencing January 1, 2001. The impact of the adoption of FASB 133 and FASB 138 at January 1, 2001 with respect to AIG's results of operations, financial condition and liquidity is deemed insignificant.

2. Foreign Operations

Certain subsidiaries operate solely outside of the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written and/or investment and non-insurance related operations are located. In addition, certain of AIG's domestic subsidiaries have branch and/or subsidiary operations and substantial assets and liabilities in foreign countries. Certain countries have restrictions on the conversions of funds which generally cause a delay in the outward remittance of such funds. Approximately 32 percent of consolidated assets at December 31, 2000 and 1999 and 50 percent, 50 percent and 48 percent of revenues for the years ended December 31, 2000, 1999 and 1998, respectively, were located in or derived from foreign countries (other than Canada). (See Note 18.)

3. Federal Income Taxes

(a) AIG and its domestic subsidiaries file a consolidated U.S. Federal income tax return. Revenue Agent's Reports assessing additional taxes for the years 1987, 1988, 1989 and 1990 have been issued and Letters of Protest contesting the assessments have been filed with the Internal Revenue Service. In addition, Revenue Agent's Reports assessing additional taxes for the years ended September 30, 1993 and 1994 have been issued to SunAmerica. Such assessments relate to years prior to the acquisition of SunAmerica by AIG. Letters of Protest contesting the assessments have been filed with the Internal Revenue Service. Issues regarding SunAmerica's tax years ending November 30, 1988 and September 30, 1989, 1990, 1991 and 1992 have recently been agreed to with the Internal Revenue Service. It is management's belief that there are substantial arguments in support of the positions taken by AIG and SunAmerica in their Letters of Protest. AIG also believes that the impact of the results of these examinations will not be significant to AIG's financial condition, results of operations or liquidity.

--------------------------------------------------------------------------------
Notes to Financial Statements (CONTINUED)

3. Federal Income Taxes (continued)

      Foreign income not expected to be taxed in the United States has arisen because AIG's foreign subsidiaries were generally not subject to U.S. income taxes on income earned prior to January 1, 1987. Such income would become subject to U.S. income taxes at current tax rates if remitted to the United States or if other events occur which would make these amounts currently taxable. The cumulative amount of translated undistributed earnings of AIG's foreign subsidiaries currently not subject to U.S. income taxes was approximately $3.5 billion at December 31, 2000. Management presently has not subjected and has no intention of subjecting these accumulated earnings to material U.S. income taxes and no provision has been made in the accompanying financial statements for such taxes.

      (b) The U.S. Federal income tax rate is 35 percent for 2000, 1999 and 1998. Actual tax expense on income differs from the "expected" amount computed by applying the Federal income tax rate because of the following:

(dollars in millions)
----------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                2000                    1999                   1998
                                                                 -------------------     -------------------    ------------------
                                                                             Percent                 Percent               Percent
                                                                          of pre-tax              of pre-tax            of pre-tax
                                                                  Amount      income      Amount      income     Amount     income
==================================================================================================================================
"Expected" tax expense                                           $ 2,922       35.0%     $ 2,629       35.0%    $ 2,197       35.0%
    Adjustments:
          Tax exempt interest                                       (277)      (3.3)        (280)      (3.7)       (284)      (4.5)
          Dividends received deduction                               (50)      (0.6)         (38)      (0.5)        (30)      (0.5)
          State income taxes                                          35        0.4           55        0.7          34        0.5
          Foreign income not expected to be taxed in the U.S.,
                less foreign income taxes                           (110)      (1.3)         (81)      (1.1)        (85)      (1.4)
          Affordable housing tax credits                             (48)      (0.6)         (55)      (0.7)        (39)      (0.6)
          Other                                                      (14)      (0.2)         (11)      (0.2)         (8)      (0.1)
----------------------------------------------------------------------------------------------------------------------------------
Actual tax expense                                               $ 2,458       29.4%     $ 2,219       29.5%    $ 1,785       28.4%
==================================================================================================================================
Foreign and domestic components of actual tax expense:
    Foreign:
          Current                                                $   450                 $   403                $   386
          Deferred                                                   131                     123                     31
    Domestic*
          Current                                                    887                   1,410                    714
          Deferred                                                   990                     283                    654
----------------------------------------------------------------------------------------------------------------------------------
Total                                                            $ 2,458                 $ 2,219                $ 1,785
==================================================================================================================================

*Including U.S. tax on foreign income.

      (c) The components of the net deferred tax liability as of December 31, 2000 and December 31, 1999 were as follows:

(in millions)
--------------------------------------------------------------------------------
                                                              2000          1999
================================================================================
Deferred tax assets:
      Loss reserve discount                                 $1,311        $1,357
      Unearned premium reserve reduction                       401           380
      Accruals not currently deductible                        458           466
      Adjustment to life policy reserves                     1,165         1,126
      Cumulative translation adjustment                        225           137
      Unrealized depreciation of investments                    19           191
      Other                                                     82            68
--------------------------------------------------------------------------------
                                                             3,661         3,725
--------------------------------------------------------------------------------
Deferred tax liabilities:
      Deferred policy acquisition costs                      2,725         2,305
      Financial service products mark to market
          differential                                         599           454
      Depreciation of flight equipment                       1,504         1,210
      Acquisition net asset basis adjustments                   27            63
      Other                                                    679           444
--------------------------------------------------------------------------------
                                                             5,534         4,476
--------------------------------------------------------------------------------
Net deferred tax liability                                  $1,873        $  751
================================================================================

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

4. Deferred Policy Acquisition Costs

The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to income for general and life insurance operations, excluding certain amounts deferred and amortized in the same period:

(in millions)
----------------------------------------------------------------------------------------
Years Ended December 31,                            2000            1999            1998
========================================================================================
General insurance operations:
    Balance at beginning of year                 $ 2,132          $1,852          $1,637
----------------------------------------------------------------------------------------
    Acquisition costs deferred
        Commissions                                  876             799             664
        Other                                      1,138           1,009             909
----------------------------------------------------------------------------------------
                                                   2,014           1,808           1,573
----------------------------------------------------------------------------------------
    Amortization charged to income
        Commissions                                  748             642             568
        Other                                        960             886             790
----------------------------------------------------------------------------------------
                                                   1,708           1,528           1,358
----------------------------------------------------------------------------------------
    Balance at end of year                       $ 2,438          $2,132          $1,852
========================================================================================
Life insurance operations:
    Balance at beginning of year                 $ 7,492          $6,229          $5,515
----------------------------------------------------------------------------------------
    Acquisition costs deferred
        Commissions                                1,047           1,068             892
        Other                                        565             951             421
----------------------------------------------------------------------------------------
                                                   1,612           2,019           1,313
----------------------------------------------------------------------------------------
    Amortization charged to income
        Commissions                                  500             502             450
        Other                                        458             389             309
----------------------------------------------------------------------------------------
                                                     958             891             759
----------------------------------------------------------------------------------------
    Increase (decrease) due to foreign
        exchange                                    (395)            135             160
----------------------------------------------------------------------------------------
    Balance at end of year                       $ 7,751          $7,492          $6,229
========================================================================================
Total deferred policy acquisition costs          $10,189          $9,624          $8,081
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

      General insurance premiums written and earned were comprised of the following:

(in millions)
----------------------------------------------------------------------------------------
Years Ended December 31,                                    Written               Earned
========================================================================================
2000
Gross premiums                                               $25,050             $24,062
Ceded premiums                                                (7,524)             (6,655)
----------------------------------------------------------------------------------------
Net premiums                                                 $17,526             $17,407
========================================================================================
1999
Gross premiums                                               $22,569             $21,187
Ceded premiums                                                (6,345)             (5,643)
----------------------------------------------------------------------------------------
Net premiums                                                 $16,224             $15,544
========================================================================================
1998
Gross premiums                                               $20,684             $20,092
Ceded premiums                                                (6,098)             (5,994)
----------------------------------------------------------------------------------------
Net premiums                                                 $14,586             $14,098
========================================================================================

      For the years ended December 31, 2000, 1999 and 1998, reinsurance recoveries, which reduced loss and loss expenses incurred, amounted to $6.00 billion, $5.13 billion and $5.36 billion, respectively.

      Life insurance net premium income was comprised of the following:

(in millions)
----------------------------------------------------------------------------------------
Years Ended December 31,                        2000              1999              1998
========================================================================================
Gross premium income                         $13,928           $12,252           $10,578
Ceded premiums                                  (318)             (310)             (285)
----------------------------------------------------------------------------------------
Net premium income                           $13,610           $11,942           $10,293
========================================================================================

      Life insurance recoveries, which reduced death and other benefits, approximated $156 million, $168 million and $176 million, respectively, for the years ended December 31, 2000, 1999 and 1998.

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

--------------------------------------------------------------------------------
Notes to Financial Statements (CONTINUED)

5. Reinsurance (continued)

      Life insurance ceded to other insurance companies was as follows:

(in millions)
----------------------------------------------------------------------------------------
Years Ended December 31,                      2000               1999               1998
========================================================================================
Life insurance in-force                    $56,927            $69,535            $62,768
========================================================================================

      Life insurance assumed represented 0.2 percent of gross life insurance in-force at December 31, 2000, 0.2 percent for 1999 and 0.3 percent for 1998 and life insurance premium income assumed represented 0.3 percent of gross premium income for each of the periods ended December 31, 2000, 1999 and 1998.

      Supplemental information for gross loss and benefit reserves net of ceded reinsurance at December 31, 2000 and 1999 follows:

(in millions)
----------------------------------------------------------------------------------------
                                                                  As              Net of
                                                            Reported         Reinsurance
========================================================================================
2000
Reserve for losses and loss expenses                        $(40,613)           $(24,952)
Future policy benefits for life and accident
    and health insurance contracts                           (38,165)            (37,926)
Premiums and insurance balances
    receivable-net                                            11,832              15,164
Funds held under reinsurance treaties                             --                 578
Reserve for unearned premiums                                (12,510)             (9,185)
Reinsurance assets                                            23,135                  --
========================================================================================
1999
Reserve for losses and loss expenses                        $(38,252)           $(24,600)
Future policy benefits for life and accident
    and health insurance contracts                           (34,608)            (34,372)
Premiums and insurance balances
    receivable-net                                            12,236              14,776
Funds held under reinsurance treaties                             --                 484
Reserve for unearned premiums                                (11,450)             (8,994)
Reinsurance assets                                            19,368                  --
========================================================================================

6. Reserve for Losses and Loss Expenses and Future Life Policy Benefits and Policyholders' Contract Deposits

(a) The following analysis provides a reconciliation of the activity in the reserve for losses and loss expenses:

(in millions)
----------------------------------------------------------------------------------------
Years Ended December 31,                          2000             1999             1998
========================================================================================
At beginning of year:
    Reserve for losses and
        loss expenses                         $ 38,252         $ 38,310         $ 33,400
    Reinsurance recoverable                    (13,652)         (13,691)         (12,229)
----------------------------------------------------------------------------------------
                                                24,600           24,619           21,171
----------------------------------------------------------------------------------------
Acquisitions                                       236               --            2,896
----------------------------------------------------------------------------------------
Losses and loss expenses incurred:
    Current year                                13,356           12,122           10,938
    Prior years                                   (252)            (384)            (281)
----------------------------------------------------------------------------------------
Total                                           13,104           11,738           10,657
========================================================================================
Losses and loss expenses paid:
    Current year                                 5,205            4,978            4,389
    Prior years                                  7,783            6,779            5,716
----------------------------------------------------------------------------------------
Total                                           12,988           11,757           10,105
========================================================================================
At end of year:
    Net reserve for losses and
        loss expenses                           24,952           24,600           24,619
    Reinsurance recoverable                     15,661           13,652           13,691
----------------------------------------------------------------------------------------
Total                                         $ 40,613         $ 38,252         $ 38,310
========================================================================================

      (b) The analysis of the future policy benefits and policyholders' contract deposits liabilities as at December 31, 2000 and 1999 follows:

(in millions)
----------------------------------------------------------------------------------------
                                                                   2000             1999
========================================================================================
Future policy benefits:
    Long duration contracts                                     $37,400          $33,670
    Short duration contracts                                        765              938
----------------------------------------------------------------------------------------
Total                                                           $38,165          $34,608
========================================================================================
Policyholders' contract deposits:
    Annuities                                                   $15,987          $18,027
    Guaranteed investment contracts (GICs)                       25,344           18,905
    Corporate life products                                       1,862            1,891
    Universal life                                                3,109            2,962
    Other investment contracts                                      907              764
----------------------------------------------------------------------------------------
Total                                                           $47,209          $42,549
========================================================================================

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

      (iv) Participating life business represented approximately 31 percent of the gross insurance in-force at December 31, 2000 and 43 percent of gross premium income in 2000. The amount of annual dividends to be paid is determined locally by the Boards of Directors. Provisions for future dividend payments are computed by jurisdiction, reflecting local regulations.

      (d) The liability for policyholders' contract deposits has been established based on the following assumptions:

      (i) Interest rates credited on deferred annuities, which vary by territory and year of issuance, range from 2.0 percent to 9.0 percent. Credited interest rate guarantees are generally for a period of one year. Withdrawal charges generally range from zero percent to 10.0 percent grading to zero over a period of zero to 10 years.

      (ii) Domestically, GICs have market value withdrawal provisions for any funds withdrawn other than benefit responsive payments. Interest rates credited generally range from 4.0 percent to 9.4 percent. The vast majority of these GICs mature within 10 years. Overseas, interest rates credited on GICs generally range from 4.8 percent to 7.3 percent and maturities range from 1 to 6 years.

      (iii) Interest rates on corporate life insurance products are guaranteed at 4.0 percent and the weighted average rate credited in 2000 was 6.8 percent.

      (iv) The universal life funds have credited interest rates of 4.5 percent to 7.5 percent and guarantees ranging from 4.0 percent to 5.5 percent depending on the year of issue. Additionally, universal life funds are subject to surrender charges that amount to 11.0 percent of the fund balance grading to zero over a period not longer than 20 years.

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

7. Statutory Financial Data

Statutory surplus and net income for general insurance and life insurance operations as reported to regulatory authorities were as follows:

(in millions)
----------------------------------------------------------------------------------------
Years Ended December 31,                          2000             1999             1998
========================================================================================
Statutory surplus:
    General insurance                          $16,934          $16,225          $15,523
    Life insurance                              12,564           10,230            8,177
Statutory net income*:
    General insurance                            2,508            2,458            2,252
    Life insurance                               1,378            1,431              925
========================================================================================

*Includes net realized capital gains and losses.

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

8. Investment Information

(a) Statutory Deposits: Cash and securities with carrying values of $5.37 billion and $4.34 billion were deposited by AIG's subsidiaries under requirements of regulatory authorities as of December 31, 2000 and 1999, respectively.

      (b) Net Investment Income: An analysis of the net investment income from the general and life insurance operations follows:

(in millions)
----------------------------------------------------------------------------------------
Years Ended December 31,                          2000             1999             1998
========================================================================================
General insurance:
    Fixed maturities                            $1,815           $1,852           $1,663
    Equity securities                              214              101               80
    Short-term investments                          70               52               73
    Other invested assets                          556              399              202
    Miscellaneous (net of interest
        expense on funds held)                     189              256              279
----------------------------------------------------------------------------------------
    Total investment income                      2,844            2,660            2,297
    Investment expenses                            143              143              105
----------------------------------------------------------------------------------------
Net investment income                           $2,701           $2,517           $2,192
========================================================================================
Life insurance:
    Fixed maturities                            $5,125           $4,427           $3,683
    Equity securities                               98               91               72
    Short-term investments                         226              338              308
    Interest on mortgage, policy
        and collateral loans                       889              824              820
    Other                                        1,031              769              627
----------------------------------------------------------------------------------------
    Total investment income                      7,369            6,449            5,510
    Investment expenses                            246              243              309
----------------------------------------------------------------------------------------
Net investment income                           $7,123           $6,206           $5,201
========================================================================================

--------------------------------------------------------------------------------
Notes to Financial Statements (CONTINUED)

8. Investment Information (continued)

      (c) Investment Gains and Losses: The realized capital gains (losses) and increase (decrease) in unrealized appreciation of investments were as follows:

(in millions)
----------------------------------------------------------------------------------------
Years Ended December 31,                          2000             1999             1998
----------------------------------------------------------------------------------------
Realized capital gains (losses) on investments:
    Fixed maturities (a)                        $ (384)         $  (191)           $ 121
    Equity securities                              328              410              105
    Other                                          (82)             (97)            (102)
----------------------------------------------------------------------------------------
Realized capital gains (losses)                 $ (138)          $  122            $ 124
========================================================================================
Increase (decrease) in unrealized appreciation of investments:
    Fixed maturities                            $1,360          $(3,634)           $ 555
    Equity securities                             (856)             327             (484)
    Other (b)                                     (153)             766             (458)
----------------------------------------------------------------------------------------
Increase (decrease) in unrealized
    appreciation                                $  351          $(2,541)           $(387)
========================================================================================

(a) The realized gains (losses) resulted from the disposition of available for sale fixed maturities.

(b) Includes $51 million increase, $264 million decrease and $301 million increase in unrealized appreciation attributable to participating policyholders at December 31, 2000, 1999 and 1998, respectively.

      The gross gains and gross losses realized on the disposition of available for sale securities were as follows:

(in millions)
----------------------------------------------------------------------------------------
                                                                  Gross            Gross
                                                               Realized         Realized
                                                                  Gains           Losses
========================================================================================
2000
Bonds                                                             $ 251            $ 621
Common stocks                                                       754              372
Preferred stocks                                                     47               27
Financial services securities available for sale                      8               --
----------------------------------------------------------------------------------------
Total                                                            $1,060           $1,020
========================================================================================
1999
Bonds                                                             $ 197           $  401
Common stocks                                                       806              336
Preferred stocks                                                     35               11
Financial services securities available for sale                     26               --
----------------------------------------------------------------------------------------
Total                                                            $1,064           $  748
========================================================================================
1998
Bonds                                                             $ 502           $  363
Common stocks                                                       542              454
Preferred stocks                                                     12               11
Financial services securities available for sale                      4                2
----------------------------------------------------------------------------------------
Total                                                            $1,060           $  830
========================================================================================

      (d) Market Value of Fixed Maturities and Unrealized Appreciation of
Investments: At December 31, 2000 and 1999, the balance of the unrealized appreciation of investments in equity securities (before applicable taxes) included gross gains of approximately $670 million and $1.2 billion and gross losses of approximately $1 billion and $706 million, respectively.

      The deferred tax asset related to the net unrealized depreciation of investments was $19 million at December 31, 2000 and the deferred tax asset related to the net unrealized depreciation of investments was $191 million at December 31, 1999.

      The amortized cost and estimated market value of investments in fixed maturities carried at amortized cost at December 31, 2000 and 1999 were as follows:

(in millions)
----------------------------------------------------------------------------------------
                                                     Gross         Gross       Estimated
                                   Amortized    Unrealized    Unrealized          Market
                                        Cost         Gains        Losses           Value
========================================================================================
2000
Fixed maturities held to
    maturity:
    Bonds:
        U.S. Government (a)          $    67          $  3          $ --         $    70
        States (b)                    11,461           523             6          11,978
        Other                              5            --            --               5
----------------------------------------------------------------------------------------
Total fixed maturities               $11,533          $526          $  6         $12,053
========================================================================================
1999
Fixed maturities held to
    maturity:
    Bonds:
        U.S. Government (a)          $    30          $ --          $ --         $    30
        States (b)                    12,042           275           149          12,168
        Other                              4            --            --               4
----------------------------------------------------------------------------------------
Total bonds                           12,076           275           149          12,202
Preferred stocks                           2            --             2              --
----------------------------------------------------------------------------------------
Total fixed maturities               $12,078          $275          $151         $12,202
========================================================================================

(a)   Including U.S. Government agencies and authorities.

(b)   Including municipalities and political subdivisions.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

8. Investment Information (continued)

      The amortized cost and estimated market value of bonds available for sale and carried at market value at December 31, 2000 and 1999 were as follows:

(in millions)
----------------------------------------------------------------------------------------
                                                     Gross         Gross       Estimated
                                   Amortized    Unrealized    Unrealized          Market
                                        Cost         Gains        Losses           Value
========================================================================================
2000
Fixed maturities available
    for sale:
    Bonds:
        U.S. Government (a)          $ 1,794         $ 103          $ 23         $ 1,874
        States (b)                    10,131           427           102          10,456
        Foreign governments           17,725           890           208          18,407
        All other corporate           59,811         1,312         2,229          58,894
----------------------------------------------------------------------------------------
Total bonds                          $89,461        $2,732        $2,562         $89,631
========================================================================================
1999
Fixed maturities available
    for sale:
    Bonds:
        U.S. Government (a)          $ 2,470          $ 62          $ 77         $ 2,455
        States (b)                     9,470           145           384           9,231
        Foreign governments           14,780           461            84          15,157
        All other corporate           51,498           782         2,095          50,185
----------------------------------------------------------------------------------------
Total bonds                          $78,218        $1,450        $2,640         $77,028
========================================================================================

(a)   Including U.S. Government agencies and authorities.

(b)   Including municipalities and political subdivisions.

      The amortized cost and estimated market values of fixed maturities held to maturity and fixed maturities available for sale at December 31, 2000, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

(in millions)
----------------------------------------------------------------------------------------
                                                                               Estimated
                                                         Amortized                Market
                                                              Cost                 Value
========================================================================================
Fixed maturities held to maturity:
Due in one year or less                                    $   661               $   687
Due after one year through five years                        2,066                 2,151
Due after five years through ten years                       3,579                 3,753
Due after ten years                                          5,227                 5,462
----------------------------------------------------------------------------------------
Total held to maturity                                     $11,533               $12,053
========================================================================================
Fixed maturities available for sale:
Due in one year or less                                    $ 5,391               $ 5,403
Due after one year through five years                       27,555                27,634
Due after five years through ten years                      28,118                27,689
Due after ten years                                         28,397                28,905
----------------------------------------------------------------------------------------
Total available for sale                                   $89,461               $89,631
========================================================================================

      (e) Securities Available for Sale: AIGFP follows a policy of minimizing interest rate, equity and currency risks associated with securities available for sale by entering into swap or other transactions. In addition, to reduce its credit risk, AIGFP has entered into credit derivative transactions with respect to $182 million of securities available for sale. At December 31, 2000, the cumulative increase in carrying value of the securities available for sale and related hedges as a result of marking to market such securities net of hedging transactions was $33 million.

      The amortized cost, related hedges and estimated market value of securities available for sale and carried at market value at December 31, 2000 and 1999 were as follows:

(in millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Unrealized
                                                                                                            Gains
                                                                        Gross             Gross    (Losses) - net         Estimated
                                                  Amortized        Unrealized        Unrealized        on Hedging            Market
                                                       Cost             Gains            Losses      Transactions             Value
===================================================================================================================================
2000
Securities available for sale:
    Corporate and bank debt                         $ 8,140              $ 82              $275             $ 219           $ 8,166
    Foreign government obligations                       30                --                21                20                29
    Asset-backed and collateralized                   4,946               113                77               (37)            4,945
    Preferred stocks                                  1,328                 9                 4                 5             1,338
    U.S. Government obligations                         192                 4                 4                (1)              191
-----------------------------------------------------------------------------------------------------------------------------------
Total                                               $14,636              $208              $381             $ 206           $14,669
===================================================================================================================================
1999
Securities available for sale:
    Corporate and bank debt                         $ 7,477              $ 54              $199             $ 167           $ 7,499
    Foreign government obligations                      354               311                 1              (311)              353
    Asset-backed and collateralized                   3,985                 6               165               163             3,989
    Preferred stocks                                    957                13                --                (4)              966
    U.S. Government obligations                         147                 4                 7                 3               147
-----------------------------------------------------------------------------------------------------------------------------------
Total                                               $12,920              $388              $372              $ 18           $12,954
===================================================================================================================================

      The amortized cost and estimated market values of securities available for sale at December 31, 2000, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

--------------------------------------------------------------------------------
Notes to Financial Statements (CONTINUED)

8. Investment Information (continued)

(in millions)
----------------------------------------------------------------------------------------
                                                                               Estimated
                                                         Amortized                Market
                                                              Cost                 Value
========================================================================================
Securities available for sale:
Due in one year or less                                   $  1,473              $  1,478
Due after one year through five years                        5,096                 5,122
Due after five years through ten years                       1,822                 1,828
Due after ten years                                          1,299                 1,296
Asset-backed and collateralized                              4,946                 4,945
----------------------------------------------------------------------------------------

Total securities available for sale                        $14,636               $14,669
----------------------------------------------------------------------------------------

      No securities available for sale were below investment grade at December 31, 2000.

      (f) CMOs: At December 31, 2000, CMOs, held by AIG's life companies, were presented as a component of bonds available for sale, at market value. Substantially all of the CMOs were investment grade and approximately 16 percent of the CMOs were backed by various U.S. government agencies. The remaining 84 percent were corporate issuances.

      The distribution of the CMOs at December 31, 2000 and 1999 was as follows:

----------------------------------------------------------------------------------------
                                                                2000                1999
========================================================================================
GNMA                                                               2%                  1%
FHLMC                                                              8                  10
FNMA                                                               6                   6
VA                                                                --                   1
Non-governmental                                                  84                  82
----------------------------------------------------------------------------------------
                                                                 100%                100%
========================================================================================

      AIG is not exposed to any significant credit concentration risk of a single or group non-governmental issuer.

      At December 31, 2000, the gross weighted average coupon of this portfolio was 6.96 percent. The gross weighted average life of this portfolio was approximately 6.30 years.

      At December 31, 2000 and 1999, the market value of the CMO portfolio was $17.61 billion and $14.94 billion, respectively; the amortized cost was approximately $17.58 billion in 2000 and $15.63 billion in 1999. AIG's CMO portfolio is readily marketable. There were no derivative (high risk) CMO securities contained in this portfolio at December 31, 2000 and 1999.

      (g) Fixed Maturities Below Investment Grade: At December 31, 2000, fixed maturities held by AIG that were below investment grade or not rated totaled $14.23 billion.

      (h) At December 31, 2000, non-income producing invested assets were insignificant.

9. Debt Outstanding

At December 31, 2000, AIG's debt outstanding of $40.23 billion, shown below, included borrowings of $36.30 billion which were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements
(GIAs) or matched notes and bonds payable.

(in millions)
========================================================================================
Borrowings under obligations of GIAs -- AIGFP                                    $13,595
----------------------------------------------------------------------------------------
Commercial Paper:
    Funding                                                                          968
    ILFC (a)                                                                       4,259
    AICCO                                                                            597
    AIGF - Taiwan (a)                                                                104
    AIGCCC - Taiwan (a)                                                               36
----------------------------------------------------------------------------------------
    Total                                                                          5,964
----------------------------------------------------------------------------------------
Medium Term Notes:
    ILFC (a)                                                                       3,175
    AIG                                                                              582
----------------------------------------------------------------------------------------
    Total                                                                          3,757
----------------------------------------------------------------------------------------
Notes and Bonds Payable:
    ILFC (a) (b)                                                                   5,529
    AIGFP                                                                          8,755
    AIG                                                                              720
----------------------------------------------------------------------------------------
    Total                                                                         15,004
----------------------------------------------------------------------------------------
Loans and Mortgages Payable:
    ILFC (a) (c)                                                                     463
    AIG Finance (Hong Kong) Limited (a)                                              346
    AIG Consumer Finance Group, Inc. (a)                                             662
    AIG                                                                              440
----------------------------------------------------------------------------------------
    Total                                                                          1,911
----------------------------------------------------------------------------------------
Total Borrowings                                                                  40,231
----------------------------------------------------------------------------------------
Borrowings not guaranteed by AIG                                                  14,574
Matched GIA borrowings                                                            13,595
Matched notes and bonds payable -- AIGFP                                           8,127
----------------------------------------------------------------------------------------
                                                                                  36,296
----------------------------------------------------------------------------------------
Remaining borrowings of AIG                                                     $  3,935
========================================================================================

(a)   AIG does not guarantee or support these borrowings.

(b)   Includes borrowings under Export Credit Facility of $2.07 billion.

(c)   Capital lease obligations.

      The amount of long-term borrowings is $25.24 billion and the amount of short-term borrowings is $14.99 billion. Long-term borrowings include commercial paper; short-term borrowings represent borrowings that mature in less than one year.

      (a) Commercial Paper: At December 31, 2000, the commercial paper issued and outstanding was as follows:

(dollars in millions)
---------------------------------------------------------------------------------------------
                                                                    Weighted
                            Net                                      Average         Weighted
                           Book       Unamortized        Face       Interest          Average
                          Value          Discount      Amount           Rate         Maturity
=============================================================================================
Funding                  $  968               $ 2      $  970           6.50%         19 days
ILFC                      4,259                30       4,289           6.63         111 days
AICCO                       597                 2         599           6.51          16 days
AIGF - Taiwan*              104                 2         106           6.04         177 days
AIGCCC - Taiwan*             36                --          36           5.87         161 days
---------------------------------------------------------------------------------------------
Total                    $5,964               $36      $6,000             --               --
=============================================================================================

*Issued in Taiwan N.T. dollars at prevailing local interest rates.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

9. Debt Outstanding (continued)

      Commercial paper issued by Funding is guaranteed by AIG. At December 31, 2000, AIG did not guarantee or support the commercial paper of any of its subsidiaries other than Funding and AICCO. In early 2001, AICCO ceased issuing commercial paper under its program and the agreement which AIG had provided supporting the commercial paper was terminated; AICCO's funding requirements are now met through Funding's program.

      (b) Borrowings under Obligations of Guaranteed Investment Agreements:
Borrowings under obligations of guaranteed investment agreements, which are guaranteed by AIG, are recorded at the amount outstanding under each contract. Obligations may be called at various times prior to maturity at the option of the counterparty. Interest rates on these borrowings are primarily fixed, vary by maturity, and range up to 9.8 percent.

      Payments due under these investment agreements in each of the next five years ending December 31, and the periods thereafter based on the earliest call dates, were as follows:

(in millions)
--------------------------------------------------------------------------------
                                                                       Principal
                                                                          Amount
================================================================================
2001                                                                     $ 6,061
2002                                                                       1,464
2003                                                                         280
2004                                                                          72
2005                                                                         106
Remaining years after 2005                                                 5,612
--------------------------------------------------------------------------------
Total                                                                    $13,595
================================================================================

      At December 31, 2000, the market value of securities pledged as collateral with respect to these obligations approximated $3.8 billion.

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

      An analysis of AIG's Medium Term Notes for the year ended December 31, 2000 was as follows:

(in millions)
--------------------------------------------------------------------------------
                                             AIG      SunAmerica           Total
================================================================================
Balance December 31, 1999                  $ 283            $198           $ 481
Issued during year                           233              --             233
Redeemed during year                        (130)             (2)           (132)
--------------------------------------------------------------------------------
Balance December 31, 2000                  $ 386            $196           $ 582
================================================================================

      The interest rates on AIG's Medium Term Notes range from 0.50 percent to
7.15 percent. To the extent deemed appropriate, AIG may enter into swap transactions to reduce its effective borrowing rates with respect to these notes.

      At December 31, 2000, AIG's Medium Term Notes also included notes in aggregate principal amount of $196 million issued by SunAmerica Inc. with maturity dates from 2001 to 2026 at interest rates ranging from 6.03 percent to
7.34 percent. AIG does not intend to have SunAmerica issue its own debt.

      During 1997, AIG issued $100 million principal amount of equity-linked Medium Term Notes due July 30, 2004. These notes accrued interest at the rate of
2.25 percent and the total return on these notes was linked to the appreciation in market value of AIG's common stock. In conjunction with the issuance of these notes, AIG entered into a series of swap transactions which effectively converted its interest expense to a fixed rate of 5.87 percent and transferred the equity appreciation exposure to a third party. These notes were redeemed during 2000.

      During 2000, AIG issued $210 million principal amount of equity-linked Medium Term Notes due May 15, 2007. These notes accrue interest at the rate of
0.50 percent and the total return on these notes is linked to the appreciation in market value of AIG's common stock. The notes may be redeemed, at the option of AIG, as a whole but not in part, at any time on or after May 15, 2003. In conjunction with the issuance of these notes, AIG entered into a series of swap transactions which effectively converted its interest expense to a fixed rate of
7.17 percent and transferred the equity appreciation exposure to a third party. AIG is exposed to credit risk with respect to the counterparties to these swap transactions.

      At December 31, 2000, the maturity schedule for AIG's outstanding Medium Term Notes, including those issued by SunAmerica Inc., was as follows:

(in millions)
--------------------------------------------------------------------------------
                                                                       Principal
                                                                          Amount
================================================================================
2001                                                                        $176
2002                                                                          48
2003                                                                          25
2004                                                                          20
2005                                                                          55
Remaining years after 2005                                                   258
--------------------------------------------------------------------------------
Total                                                                       $582
================================================================================

      At December 31, 2000, AIG had $781 million principal amount of debt securities registered and available for issuance from time to time. In early 2001, AIG established a new Medium Term Note program under which these securities may be issued.

      (ii) Medium Term Notes Payable Issued by ILFC: ILFC's Medium Term Notes are unsecured obligations which may not be redeemed by ILFC prior to maturity and bear interest at fixed rates set by ILFC at issuance.

--------------------------------------------------------------------------------
Notes to Financial Statements (CONTINUED)

9. Debt Outstanding (continued)

      As of December 31, 2000, notes in aggregate principal amount of $3.18 billion were outstanding with maturity dates from 2001 to 2005 at interest rates ranging from 5.20 percent to 8.55 percent. These notes provide for a single principal payment at the maturity of each note.

      At December 31, 2000, the maturity schedule for ILFC's outstanding Medium Term Notes was as follows:

(in millions)
--------------------------------------------------------------------------------
                                                                       Principal
                                                                          Amount
--------------------------------------------------------------------------------
2001                                                                      $1,217
2002                                                                       1,328
2003                                                                         485
2004                                                                         120
2005                                                                          25
--------------------------------------------------------------------------------
Total                                                                     $3,175
================================================================================

      (d) Notes and Bonds Payable:

      (i) Notes, Bonds and Debentures Issued by AIG.

      (A) Zero Coupon Notes: On October 1, 1984, AIG issued Eurodollar zero coupon notes in the aggregate principal amount at stated maturity of $750 million. The notes were offered at 12 percent of principal amount at stated maturity, bear no interest and are due August 15, 2004. The net proceeds to AIG from the issuance were $86 million. The notes are redeemable at any time in whole or in part at the option of AIG at 100 percent of their principal amount at stated maturity. The notes are also redeemable at the option of AIG or bearer notes may be redeemed at the option of the holder in the event of certain changes involving taxation in the United States at prices ranging from 65.26 percent currently, to 89.88 percent after August 15, 2003, of the principal amount at stated maturity together with accrued amortization of original issue discount from the preceding August 15. During 2000 and 1999, no notes were repurchased. At December 31, 2000, the notes outstanding after prior purchases had a face value of $189 million, an unamortized discount of $62 million and a net book value of $127 million. The amortization of the original issue discount was recorded as interest expense.

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

      (C) Notes and Debentures Issued by SunAmerica Inc.: As of December 31, 2000, Notes and Debentures issued by SunAmerica Inc. in aggregate principal amount of $433 million (net of amortized discount of $42 million) were outstanding with maturity dates from 2007 to 2097 at interest rates ranging from
5.60 percent to 9.95 percent.

      (ii) Term Notes Issued by ILFC: ILFC has issued unsecured obligations which may not be redeemed prior to maturity.

      As of December 31, 2000, notes in aggregate principal amount of $3.46 billion were outstanding with maturity dates from 2001 to 2004 and interest rates ranging from 5.63 percent to 8.88 percent. Term notes in the aggregate principal amount of $350 million are at floating interest rates and the remainder are at fixed rates. These notes provide for a single principal payment at maturity.

      At December 31, 2000, the maturity schedule for ILFC's Term Notes was as follows:

(in millions)
--------------------------------------------------------------------------------
                                                                       Principal
                                                                          Amount
================================================================================
2001                                                                      $1,075
2002                                                                       1,283
2003                                                                         450
2004                                                                         649
--------------------------------------------------------------------------------
Total                                                                     $3,457
================================================================================

      At December 31, 2000, ILFC had $75 million in aggregate principal amount of debt securities registered for issuance from time to time, which debt had been sold as of March 16, 2001. An additional $2.0 billion principal amount of debt securities was registered as of January 5, 2001, under which $800 million in notes were sold as of March 16, 2001. A $750 million Medium Term Note program was implemented on January 19, 2001 under which $200 million has been sold as of March 16, 2001. In addition, ILFC established a Euro Medium Term Note program for $2.0 billion, under which $771 million in notes were sold through December 31, 2000.

      ILFC has an Export Credit Facility up to a maximum of $4.3 billion, for approximately 75 aircraft to be delivered through 2001. ILFC has the right, but is not required, to use the facility to fund 85 percent of each aircraft's purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on the first 75 aircraft depending on the delivery date of the aircraft. Through December 31, 2000, ILFC borrowed $2.07 billion under this facility. Borrowings with respect to this facility are included in Notes and Bonds Payable in the

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

9. Debt Outstanding (continued)

accompanying table of borrowings. At December 31, 2000, the future minimum payments for ILFC's borrowings under the Export Credit Facility were as follows:

(in millions)
--------------------------------------------------------------------------------
                                                                       Principal
                                                                          Amount
================================================================================
2001                                                                      $  229
2002                                                                         229
2003                                                                         229
2004                                                                         229
2005                                                                         229
Remaining years after 2005                                                   927
--------------------------------------------------------------------------------
Total                                                                     $2,072
================================================================================

      AIG does not guarantee any of the debt obligations of ILFC.

      (iii) Notes and Bonds Payable Issued by AIGFP: At December 31, 2000, AIGFP's notes and bonds outstanding, the proceeds of which are invested in a segregated portfolio of securities available for sale, were as follows:

(dollars in millions)
----------------------------------------------------------------------------------------
Range of                                          Range of                   U.S. Dollar
Maturities        Currency                        Interest Rates          Carrying Value
========================================================================================
2001-2029         US dollar                       4.88-7.72%                      $4,140
2001-2005         Euro                            4.60-7.19                        1,781
2001-2005         United Kingdom pound            5.74-7.65                          790
2001-2002         New Zealand dollar              8.51-9.43                          596
2002              Japanese yen                    4.50                               190
----------------------------------------------------------------------------------------
Total                                                                             $7,497
========================================================================================

      AIGFP is also obligated under various notes maturing from 2001 through 2026. The majority of these notes are denominated in U.S. dollars and Euros and bear interest at various interest rates. At December 31, 2000, these notes had a U.S. dollar carrying value of $1.3 billion.

      AIG guarantees all of AIGFP's debt.

      (e) Loans and Mortgages Payable: Loans and mortgages payable at December 31, 2000, consisted of the following:

(in millions)
----------------------------------------------------------------------------------------
                                                                 AIG
                                               AIGF--       Consumer
                               ILFC         Hong Kong        Finance       AIG     Total
========================================================================================
Uncollateralized
    loans payable              $ --              $346           $662      $350    $1,358
Collateralized loans and
    mortgages payable           463                --             --        90       553
----------------------------------------------------------------------------------------
Total                          $463              $346           $662      $440    $1,911
========================================================================================

      At December 31, 2000, ILFC's capital lease obligations were $463 million. Fixed interest rates with respect to these obligations range from 6.18 percent to 6.89 percent; variable rates are referenced to LIBOR. These obligations mature through 2005. The flight equipment associated with the capital lease obligations had a net book value of $1.01 billion.

      At December 31, 2000, the maturity schedule for ILFC's capital lease obligations, were as follows:

(in millions)
--------------------------------------------------------------------------------
                                                                       Principal
                                                                          Amount
================================================================================
2001                                                                        $127
2002                                                                         127
2003                                                                         127
2004                                                                         113
2005                                                                          46
--------------------------------------------------------------------------------
Total minimum lease obligations                                              540
Less amount representing interest                                             77
--------------------------------------------------------------------------------
Present value of net minimum capital lease obligations                      $463
================================================================================

      (f) As of December 31, 2000, the combined principal payments due of all significant debt, excluding commercial paper, in each of the next five years and periods thereafter were as follows:

(in millions)
--------------------------------------------------------------------------------
                                                                       Principal
                                                                          Amount
================================================================================
2001                                                                     $14,989
2002                                                                       5,565
2003                                                                       2,967
2004                                                                       1,836
2005                                                                         829
Remaining years after 2005                                                 8,081
--------------------------------------------------------------------------------
Total                                                                    $34,267
================================================================================

      (g) Revolving Credit Facilities: AIG and Funding have entered into syndicated revolving credit facilities (collectively, the Facility) aggregating $1.5 billion. The Facility consists of $1.0 billion in short-term revolving credit facilities and a $500 million five year revolving credit facility. The Facility can be used for general corporate purposes and also to provide backup for AIG's commercial paper programs administered by Funding. There are currently no borrowings outstanding under the Facility, nor were any borrowings outstanding as of December 31, 2000.

      (h) Interest Expense for All Indebtedness: Total interest expense for all indebtedness, net of capitalized interest, aggregated $2.72 billion in 2000, $2.19 billion in 1999 and $1.99 billion in 1998. Cash distributions on the preferred shareholders' equity in subsidiary companies of ILFC and certain SunAmerica and HSB subsidiaries are accounted for as interest expense and included as minority interest in the consolidated statement of income. The cash distributions for ILFC were approximately $19 million for the year ended December 31, 2000 and $17 million in each of the years ended December 31, 1999 and 1998. The cash distributions for the SunAmerica subsidiaries were approximately $62 million for the year ended December 31, 2000 and $40 million in each of the years ended December 31, 1999 and 1998.

--------------------------------------------------------------------------------
Notes to Financial Statements (CONTINUED)

10. Preferred Shareholders' Equity in Subsidiary Companies

Preferred shareholders' equity in subsidiary companies represents preferred stocks issued by ILFC and certain SunAmerica and HSB subsidiaries, wholly owned subsidiaries of AIG.

      (a) ILFC: The preferred stock consists of 4,000 shares of market auction preferred stock ("MAPS") in eight series of 500 shares each. Each of these shares has a liquidation value of $100,000 per share and is not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every seven weeks (49 days) on the basis of orders placed in an auction. At December 31, 2000, the dividend rate ranged from 4.98 percent to 5.25 percent.

      (b) SunAmerica: The preferred stock consists of $185 million liquidation amount of 8.35% Trust Originated Preferred Securities issued by SunAmerica Capital Trust II in October 1995, $310 million liquidation amount of 8.30% Trust Originated Preferred Securities issued by SunAmerica Capital Trust III in November 1996, and $350 million liquidation amount of 7.5% Non-Voting Preferred Interests issued by Total Return LLC, a wholly owned subsidiary of SunAmerica, in March 2000.

      In connection with the issuance of the 8.35% Trust Originated Preferred Securities and the related purchase by SunAmerica Inc. of the grantor trust's common securities, SunAmerica Inc. issued to the grantor trust $191 million principal amount of 8.35% junior subordinated debentures, due 2044.

      In March 2001, SunAmerica Capital Trust II redeemed the 8.35% Trust Originated Preferred Securities for a cash payment equal to the liquidation amount of $185 million plus accrued and unpaid dividends at redemption date. Concurrently, SunAmerica redeemed all of the related 8.35% junior subordinated debentures, due 2044, for a liquidation amount of $191 million plus accrued interest.

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

      The grantor trusts are accounted for as wholly owned subsidiaries of AIG. The debentures issued to the grantor trusts and the common securities purchased by SunAmerica Inc. from the grantor trusts are eliminated in the consolidated balance sheet.

      In connection with the issuance of 7.5% Non-Voting Preferred Interests by Total return LLC in March 2000, SunAmerica issued a $350 million promissory note to Total Return LLC, due 2003. The preferred interests receive cash distributions and the note bears interest at a rate of 7.5%. The common interests in Total Return LLC are wholly owned by SunAmerica, and the common interests and the note are eliminated in the consolidated balance sheet.

      (c) HSB: The preferred stock consists of $110 million liquidation amount of Exchange Capital Securities issued by HSB Capital I, a statutory business trust wholly owned by HSB, which has invested $113.4 million in debt securities of HSB. The capital securities accrue and pay quarterly cash distributions at a variable rate equal to 90 day LIBOR plus 0.91% of the stated liquidation amount of $1,000 per capital security, which rate was 6.6% at December 31, 2000. The capital securities are not redeemable prior to July 15, 2007 and are mandatorily redeemable upon the maturity of the debt securities on July 15, 2027 or the earlier redemption of the debt securities. AIG has issued a guarantee of the obligations of HSB, which together with the terms of the debt securities, the guarantee of HSB with respect to the capital securities, the indenture and the trust agreement with respect to the trust provide a full and unconditional guarantee of payments due on the capital securities. The trust is accounted for as a wholly owned subsidiary of AIG. The debt securities issued to the trust and the common securities issued by the trust to HSB are eliminated in the consolidated balance sheet.

11. Capital Funds

(a) AIG parent depends on its subsidiaries for cash flow in the form of loans, advances and dividends. AIG's insurance subsidiaries are subject to regulatory restrictions on the amount of dividends which can be remitted to AIG parent. These restrictions vary by state. For example, unless permitted by the New York Superintendent of Insurance, general insurance companies domiciled in New York may not pay dividends to shareholders which in any twelve month period exceed the lesser of 10 percent of the company's statutory policyholders' surplus or 100 percent of its "adjusted net investment income", as defined. Generally, less severe restrictions applicable to both general and life insurance companies exist in most of the other states in which AIG's insurance subsidiaries are domiciled. Certain foreign jurisdictions have restrictions which generally cause only a temporary delay in the remittance of dividends. There are

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

11. Capital Funds (continued)

also various local restrictions limiting cash loans and advances to AIG by its subsidiaries. Largely as a result of the restrictions, approximately 61 percent of consolidated capital funds were restricted from immediate transfer to AIG parent at December 31, 2000.

      (b) At December 31, 2000, there were 6,000,000 shares of AIG's $5 par value serial preferred stock authorized, issuable in series.

      (c) The activity for preferred stock issued by SunAmerica Inc. prior to the merger with AIG for the year ended December 31, 1999 and the year ended September 30, 1998 was as follows:

----------------------------------------------------------------------------------------
                                                                   1999             1998
========================================================================================
Shares outstanding at beginning of year                       4,000,000        4,000,000
Redemption of Series E Depositary Shares                     (4,000,000)              --
----------------------------------------------------------------------------------------
Shares outstanding at end of year                                    --        4,000,000
========================================================================================

      On November 1, 1995, SunAmerica Inc. issued 4,000,000 $3.10 Depositary Shares (the "Series E Depositary Shares"), each representing one-fiftieth of a share of Series E Mandatory Conversion Premium Dividend Preferred Stock, with a liquidation preference of $62 per share. On October 30, 1998, SunAmerica Inc. redeemed all of its Series E Depositary Shares, which resulted in the issuance of 11,250,709 shares of SunAmerica Inc. common stock and cash payment of all accrued and unpaid dividends through the redemption date.

      (d) The common stock activity for the three years ended December 31, 2000 was as follows:

----------------------------------------------------------------------------------------
                                                2000              1999              1998(a)
========================================================================================
Shares outstanding at
    beginning of year                  1,549,128,046     1,217,136,817       866,541,676
Acquired during the year                 (11,567,886)       (2,797,287)         (974,815)
Conversion of Series E
    Preferred Stock                               --         9,619,356                --
Conversion of PERCS
    Units                                         --         8,642,535                --
Issued pursuant to
    Restricted Stock
    Unit Obligations                              --           538,649                --
Issued under stock option
    and purchase plans                     5,875,271         6,427,942         1,556,136
Issued in connection with
     acquisitions                         17,774,094                --                --
Issued under contractual
    obligations                               63,277             7,094            37,123
Stock split effected as
    stock dividend                       814,956,829       327,061,951       379,536,828
Other (b)                                (43,516,510)      (17,509,011)      (29,560,131)
----------------------------------------------------------------------------------------
Shares outstanding at
    end of year                        2,332,713,121     1,549,128,046     1,217,136,817
========================================================================================

(a) Outstanding shares have been adjusted to reflect the conversion of all outstanding SunAmerica Inc. shares by converting each outstanding share of SunAmerica Inc. to 0.855 shares of AIG.

(b) Primarily shares issued to AIG and subsidiaries as part of stock split effected as stock dividend and conversion of SunAmerica Inc. non-transferrable Class B stock to common stock.

      Common stock increased and retained earnings decreased $2.04 billion in 2000, $818 million in 1999 and $949 million in 1998 as a result of common stock splits in the form of 50 percent, 25 percent and 50 percent common stock dividends paid July 28, 2000, July 30, 1999 and July 31, 1998, respectively.

      (e) On November 6, 1996, SunAmerica Inc. issued 11,500,000 8 1/2% Premium Equity Redemption Cumulative Security Units (the "Units") with a stated amount of $37.50 per Unit. Each Unit consisted of a stock purchase contract (the "Contract") and a United States Treasury Note (the "Treasury Note") having a principal amount equal to the stated amount. These Units were scheduled to mature on October 31, 1999. The holders of the Units received interest on the Treasury Notes payable by the United States Government at a rate of 7 1/2% per annum and Contract fees payable at a rate of 1% per annum (both, the "Unit Payments") based upon the stated amount. The Units provided that SunAmerica Inc. would deliver on October 31, 1999 to the holder of each Unit one and one-half shares of common stock of SunAmerica Inc., subject to adjustment under certain defined circumstances, and obligated the holder of the Unit to pay to SunAmerica Inc. $37.50 per Unit. The Treasury Notes were held by a collateral agent to secure payment to SunAmerica Inc. as required under the Contract, but could be redeemed by the holders of the Units under certain defined circumstances. SunAmerica Inc. redeemed all of its Units on December 6, 1998. In connection with this redemption, SunAmerica Inc. issued 10,108,229 shares of SunAmerica Inc. common stock and made a cash payment for all accrued and unpaid Contract fees.

      (f) Statement of Accounting Standards No. 130 "Comprehensive Income" (FASB
130) was adopted by AIG effective January 1, 1998. FASB 130 establishes standards for reporting comprehensive income and its components as part of capital funds. The reclassification adjustments with respect to available for sale securities were $(138) million, $122 million and $124 million for December 31, 2000, 1999 and 1998, respectively.

12. Commitments and Contingent Liabilities

In the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.

      (a) Commitments to extend credit are agreements to lend subject to certain conditions. These commitments generally have fixed expiration dates or termination clauses and typically require payment of a fee. These commitments approximated $500 million and $150 million for December 31, 2000 and 1999, respectively. AIG uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. AIG evaluates each counterparty's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by AIG upon extension of credit, is based on management's credit evaluation of the counterparty.

--------------------------------------------------------------------------------
Notes to Financial Statements (CONTINUED)

12. Commitments and Contingent Liabilities (continued)

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

      (c) AIGFP becomes a party to derivative financial instruments in the normal course of its business and to reduce its currency, interest rate and equity exposures. Interest rate, currency and equity risks related to such instruments are reflected in the consolidated financial statements to the extent these instruments are carried at a market or a fair value, whichever is appropriate. Because of limited liquidity of certain of these instruments, the recorded estimated fair values of such instruments may be different than the values that might be realized if AIGFP were to sell or close out the transactions prior to maturity.

      AIGFP, in the ordinary course of its operations and as principal, structures derivative transactions to meet the needs of investors who may be seeking to hedge certain aspects of such investors' operations. AIGFP may also enter into derivative transactions for its own account. Such derivative transactions include interest rate, currency and equity swaps, swaptions and forward commitments. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. AIGFP typically becomes a principal in the exchange of interest payments between the parties and, therefore, may be exposed to loss, if counterparties default. Currency and equity swaps are similar to interest rate swaps, but may involve the exchange of principal amounts at the beginning and end of the transaction. Swaptions are options where the holder has the right but not the obligation to enter into a swap transaction or cancel an existing swap transaction. At December 31, 2000, the notional principal amount of the sum of the swap pays and receives approximated $521.0 billion, primarily related to interest rate swaps of approximately $344.2 billion.

      The following tables provide the contractual and notional amounts of derivatives transactions of AIGFP and AIGTG at December 31, 2000.

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

      The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at December 31, 2000 and December 31, 1999:

 (in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                       Remaining Life
                                                        --------------------------------------------------
                                                             One  Two Through    Six Through     After Ten         Total       Total
                                                            Year   Five Years      Ten Years         Years          2000        1999
====================================================================================================================================
Interest rate, currency and equity/commodity swaps
and swaptions:
Notional amount:
    Interest rate swaps                                 $ 70,847      $173,892      $ 90,745      $  8,719      $344,203    $281,682
    Currency swaps                                        34,507        44,271        33,185         5,829       117,792      83,673
    Swaptions and equity swaps                            12,216        30,835        10,692         5,283        59,026      48,002
------------------------------------------------------------------------------------------------------------------------------------
Total                                                   $117,570      $248,998      $134,622      $ 19,831      $521,021    $413,357
====================================================================================================================================

      Futures and forward contracts are contracts for delivery of foreign currencies or financial indices in which the seller/purchaser agrees to make/take delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise as a result of movements in current market prices from contracted prices and the potential inability of counterparties to meet their obligations under the contracts. At December 31, 2000, the contractual amount of AIGFP's futures and forward contracts approximated $33.9 billion.

      The following table presents AIGFP's futures and forward contracts portfolio by maturity and type of derivative at December 31, 2000 and December 31, 1999:

(in millions)
--------------------------------------------------------------------------------------------------------------------------------
                                                                            Remaining Life
                                                     ----------------------------------------------------
                                                            One   Two Through     Six Through   After Ten      Total      Total
                                                           Year    Five Years       Ten Years       Years       2000       1999
================================================================================================================================
Futures and forward contracts:
Exchange traded futures contracts contractual amount    $11,082            --              --          --    $11,082     $ 6,587
================================================================================================================================
Over the counter forward contracts contractual amount   $22,263          $502             $44          --    $22,809     $21,873
================================================================================================================================

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

12. Commitments and Contingent Liabilities (continued)

      These instruments involve, to varying degrees, elements of credit risk not explicitly recognized in the consolidated financial statements.

      AIGFP utilizes various credit enhancements, including collateral, credit triggers and credit derivatives to reduce the credit exposure relating to these off-balance sheet financial instruments. AIGFP requires credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties and the transaction's size and maturity. In addition, AIGFP's derivative transactions are generally documented under ISDA Master Agreements. Management believes that such agreements provide for legally enforceable set-off and close out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, AIGFP is permitted to set off its receivables from a counterparty against its payables to the same counterparty arising out of all included transactions. As a result, the net replacement value represents the net sum of estimated positive fair values after the application of such strategies, agreements and collateral held. Prior to the application of the aforementioned credit enhancements, the gross exposure to credit risk with respect to these derivative instruments was $33.4 billion at December 31, 2000 and $16.90 billion at December 31, 1999. Subsequent to the application of such credit enhancements, the net exposure to credit risk or the net replacement value of all interest rate, currency, and equity swaps, swaptions and forward commitments approximated $9.51 billion at December 31, 2000 and $7.53 billion at December 31, 1999. The net replacement value for futures and forward contracts approximated $204 million at December 31, 2000 and $5 million at December 31, 1999. The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss.

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

      AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At December 31, 2000 and December 31, 1999, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in millions)
-------------------------------------------------------------------------------------------------------------------
                                                      Net Replacement Value
                                               ----------------------------------
                                                    Swaps and         Futures and          Total             Total
                                                    Swaptions   Forward Contracts           2000              1999
===================================================================================================================
Counterparty credit quality:
    AAA                                                $3,778                $ --         $3,778             $2,067
    AA                                                  2,621                 204          2,825              2,839
    A                                                   1,801                  --          1,801              1,576
    BBB                                                 1,059                  --          1,059                997
    Below investment grade                                252                  --            252                 55
-------------------------------------------------------------------------------------------------------------------
Total                                                  $9,511                $204         $9,715             $7,534
===================================================================================================================

At December 31, 2000 and December 31, 1999, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in millions)
-------------------------------------------------------------------------------------------------------------------1
                                                      Net Replacement Value
                                               ----------------------------------
                                                    Swaps and         Futures and          Total             Total
                                                    Swaptions   Forward Contracts           2000              1999
====================================================================================================================
Non-U.S. banks                                         $2,419                 $ 98         $2,517             $2,515
Insured municipalities                                    595                   --            595                352
U.S. industrials                                        1,945                   --          1,945                780
Governmental                                              463                   --            463                180
Non-U.S. financial service companies                      309                   --            309                158
Non-U.S. industrials                                    1,372                   --          1,372              1,117
Special purpose                                         1,204                   --          1,204                716
U.S. banks                                                114                  106            220                510
U.S. financial service companies                          894                   --            894              1,112
Supranationals                                            196                   --            196                 94
--------------------------------------------------------------------------------------------------------------------
Total                                                  $9,511                 $204         $9,715             $7,534
====================================================================================================================

--------------------------------------------------------------------------------
Notes to Financial Statements (CONTINUED)

12. Commitments and Contingent Liabilities (continued)

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

      Commissions, transaction and other fees for the twelve months ended December 31, 2000, 1999 and 1998 from AIGFP's operations were $1.06 billion, $737 million and $550 million, respectively.

      (d) AIGTG becomes a party to off-balance sheet financial instruments in the normal course of its business and to reduce its currency, interest rate and commodity exposures.

      Futures and forward contracts are contracts for delivery of foreign currencies, commodities or financial indices in which the seller/purchaser agrees to make/take delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise as a result of movements in current market prices from contracted prices and the potential inability of counterparties to meet their obligations under the contracts. Options are contracts that allow the holder of the option to purchase or sell the underlying commodity, currency or index at a specified price and within, or at, a specified period of time. Risks arise as a result of movements in current market prices from contracted prices, and the potential inability of the counterparties to meet their obligations under the contracts. As a writer of options, AIGTG generally receives an option premium and then manages the risk of any unfavorable change in the value of the underlying commodity, currency or index. At December 31, 2000, the contractual amount of AIGTG's futures, forward and option contracts approximated $461.0 billion.

      The gross replacement values presented represent the sum of the estimated positive fair values of all of AIGTG's derivatives contracts at December 31, 2000 and December 31, 1999. These values do not represent the credit risk to AIGTG.

      Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss within a product category. At December 31, 2000, the net replacement value of AIGTG's futures, forward and option contracts and interest rate and currency swaps approximated $4.1 billion.

      The following table provides the contractual and notional amounts and credit exposure, if applicable, by maturity and type of derivative of AIGTG's derivatives portfolio at December 31, 2000 and December 31, 1999. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the December 31, 2000 balances based upon the expected timing of the future cash flows.

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                           Remaining Life
                                                          ------------------------------------------------
                                                                One  Two Through  Six Through    After Ten       Total         Total
                                                               Year   Five Years    Ten Years        Years        2000          1999
====================================================================================================================================
Contractual amount of futures, forwards and options:
    Exchange traded futures and options                   $  13,715    $   4,318    $      31    $     --    $  18,064    $  18,908
===================================================================================================================================
    Forwards                                              $ 216,062    $  16,160    $   2,094    $     --    $ 234,316    $ 220,428
===================================================================================================================================
    Over the counter purchased options                    $  59,922    $  19,581    $  25,222    $    194    $ 104,919    $  83,871
===================================================================================================================================
    Over the counter sold options (a)                     $  58,754    $  19,369    $  25,422    $    197    $ 103,742    $  86,726
===================================================================================================================================
Notional amount:
    Interest rate swaps and forward rate agreements       $  18,960    $  36,598    $   7,592    $    114    $  63,264    $  80,436
    Currency swaps                                            1,071        6,668          834          --        8,573        8,359
    Swaptions                                                 2,398       10,978        1,970          73       15,419        9,996
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                     $  22,429    $  54,244    $  10,396    $    187    $  87,256    $  98,791
===================================================================================================================================
Credit exposure:
    Futures, forwards swaptions and purchased options
        contracts and interest rate and currency swaps:
            Gross replacement value                       $   7,219    $   2,263    $     831    $      6    $  10,319    $   7,889
            Master netting arrangements                      (4,061)      (1,467)        (602)         (6)      (6,136)      (4,580)
            Collateral                                          (65)         (34)          (8)         --         (107)        (209)
-----------------------------------------------------------------------------------------------------------------------------------
Net replacement value (b)                                 $   3,093    $     762    $     221    $     --    $   4,076    $   3,100
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

      AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At December 31, 2000 and December 31, 1999, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio were as follows:

(in millions)
-------------------------------------------------------------------------------
                                                       Net Replacement Value
                                                    ---------------------------
                                                     2000                  1999
===============================================================================
Counterparty credit quality:
  AAA                                               $  442               $  276
  AA                                                 1,807                1,241
  A                                                  1,139                1,010
  BBB                                                  460                  256
  Below investment grade                                48                   49
  Not externally rated, including
     exchange traded futures and options*              180                  268
-------------------------------------------------------------------------------
Total                                               $4,076               $3,100
===============================================================================
Counterparty breakdown by industry:
  Non-U.S. banks                                    $2,076               $  926
  U.S. industrials                                      67                   70
  Governmental                                          70                  178
  Non-U.S. financial service companies                 282                  698
  Non-U.S. industrials                                 243                  176
  U.S. banks                                           468                  401
  U.S. financial service companies                     690                  383
  Exchanges*                                           180                  268
-------------------------------------------------------------------------------
Total                                               $4,076               $3,100
===============================================================================

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

      AIGTG limits its risks by holding offsetting positions. In addition, AIGTG monitors and controls its risk exposures through various monitoring systems which evaluate AIGTG's market and credit risks, and through credit approvals and limits. At December 31, 2000, AIGTG did not have a significant concentration of credit risk from either an individual counterparty or group of counterparties.

      Commissions, transaction and other fees for the twelve months ended December 31, 2000, 1999 and 1998 from AIGTG's operations were $254 million, $227 million and $374 million, respectively.

      At December 31, 2000, AIGTG had issued and outstanding a $28 million principal amount letter of credit. This letter of credit was issued to a central bank.

      AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future obligations and liabilities of AIGFP and AIGTG arising from transactions entered into by AIGFP and AIGTG.

      (e) As a component of its asset and liability management strategy, SunAmerica utilizes swap agreements to match more closely the cash flows of its assets to the cash flows of its liabilities. SunAmerica uses these swap agreements to hedge against the risk of interest rate changes. At December 31, 2000, SunAmerica's swap agreements had an aggregate notional principal amount of $12.25 billion. These agreements mature in various years through 2030.

      For investment purposes, SunAmerica has entered into various total return agreements with an aggregate notional amount of $28 million (the "notional amount") at December 31, 2000. The total return agreements effectively exchange a fixed rate of interest (the "payment amount") on the notional amount for the coupon income plus or minus the increase or decrease in the fair value of specified non-investment grade bonds (the "bonds"). SunAmerica is exposed to potential loss with respect to credit risk on the underlying non-investment grade bonds and fair value risk resulting from the payment amount and any depreciation in the aggregate fair value of the bonds below the notional amount. SunAmerica is also exposed to potential credit loss in the event of nonperformance by the investment grade rated counterparty with respect to any increase in the aggregate market value of the bonds above the notional amount. However, nonperformance is not anticipated and, therefore, no collateral is held or pledged. The agreements are marked to market and the change in market value is recognized currently in life investment income. Net amounts received (paid) are included in operating income and totaled ($39 million) and ($12 million) for the years ended December 31, 2000 and 1999, respectively, and ($34 million) for the year ended September 30, 1998. AIG guarantees the payment obligations of SunAmerica under such agreements.

      (f) At December 31, 2000, ILFC had committed to purchase 488 aircraft deliverable from 2001 through 2009 at an estimated aggregate purchase price of $27.3 billion and had options to purchase 51 aircraft deliverable from 2001 through 2008 at an estimated aggregate purchase price of $3.0 billion. ILFC will be required to find customers for any aircraft presently on order and any aircraft to be ordered, and it must arrange financing for portions of the purchase price of such equipment.

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

--------------------------------------------------------------------------------
Notes to Financial Statements (CONTINUED)

12. Commitments and Contingent Liabilities (continued)

      AIG continues to receive claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (hereinafter collectively referred to as environmental claims) and indemnity claims asserting injuries from asbestos. Estimation of asbestos and environmental claims loss reserves is a difficult process, as these claims, which emanate from policies written in 1984 and prior years, cannot be estimated by conventional reserving techniques. Asbestos and environmental claims development is affected by factors such as inconsistent court resolutions, the broadening of the intent of policies and scope of coverage and increasing number of new claims. AIG and other industry members have and will continue to litigate the broadening judicial interpretation of policy coverage and the liability issues. If the courts continue in the future to expand the intent of the policies and the scope of the coverage, as they have in the past, additional liabilities would emerge for amounts in excess of reserves held. This emergence cannot now be reasonably estimated, but could have a material impact on AIG's future operating results. The reserves carried for these claims as at December 31, 2000 ($2.45 billion gross; $855 million net) are believed to be adequate as these reserves are based on known facts and current law.

      A summary of reserve activity, including estimates for applicable incurred but not reported losses and loss expenses, relating to asbestos and environmental claims separately and combined at December 31, 2000, 1999 and 1998 follows.

(in millions)
--------------------------------------------------------------------------------------------------------------------------
                                                                    2000                  1999                 1998
                                                            ------------------    ------------------    ------------------
                                                              Gross        Net      Gross        Net      Gross        Net
--------------------------------------------------------------------------------------------------------------------------
Asbestos:
Reserve for losses and loss expenses at beginning of year   $ 1,093    $   306    $   964    $   259    $   842    $   195
Losses and loss expenses incurred                               405         80        404        101        375        111
Losses and loss expenses paid                                  (398)       (48)      (275)       (54)      (253)       (47)
--------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year         $ 1,100    $   338    $ 1,093    $   306    $   964    $   259
==========================================================================================================================
Environmental:
Reserve for losses and loss expenses at beginning of year   $ 1,519    $   585    $ 1,535    $   605    $ 1,467    $   592
Losses and loss expenses incurred                               (44)       (45)       127         47        284        107
Losses and loss expenses paid                                  (130)       (23)      (143)       (67)      (216)       (94)
--------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year         $ 1,345    $   517    $ 1,519    $   585    $ 1,535    $   605
==========================================================================================================================
Combined:
Reserve for losses and loss expenses at beginning of year   $ 2,612    $   891    $ 2,499    $   864    $ 2,309    $   787
Losses and loss expenses incurred                               361         35        531        148        659        218
Losses and loss expenses paid                                  (528)       (71)      (418)      (121)      (469)      (141)
--------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year         $ 2,445    $   855    $ 2,612    $   891    $ 2,499    $   864
==========================================================================================================================

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

      The statutory surplus of each of AIG's domestic general and life insurance subsidiaries exceeded their RBC standards by considerable margins as of December 31, 2000.

      To the extent that any of AIG's insurance entities would fall below prescribed levels of surplus, it would be AIG's intention to infuse necessary capital to support that entity.

      (i) SunAmerica has established a deferred compensation plan for its registered representatives, pursuant to which participants have the opportunity to invest deferred commissions and fees on a notional basis. The value of the deferred compensation fluctuates with the value of the deferred investment alternatives chosen. AIG has provided a full and unconditional guarantee of the obligations of SunAmerica to pay the deferred compensation under the plan.

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

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

13. Fair Value of Financial Instruments (continued)

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

--------------------------------------------------------------------------------
Notes to Financial Statements (CONTINUED)

13. Fair Value of Financial Instruments (continued)

      The carrying values and fair values of AIG's financial instruments at December 31, 2000 and December 31, 1999 and the average fair values with respect to derivative positions during 2000 and 1999 were as follows: (in millions)

                                                                             2000                              1999
                                                               -------------------------------   ------------------------------
                                                                                       Average                          Average
                                                                Carrying       Fair       Fair   Carrying       Fair       Fair
                                                                   Value      Value      Value      Value      Value      Value
===============================================================================================================================
Assets:
Fixed maturities                                                $102,010   $102,530   $     --   $ 90,144   $ 90,268     $   --
Equity securities                                                  7,181      7,181         --      6,714      6,714         --
Mortgage loans on real estate, policy and collateral loans        12,243     12,416         --     12,134     12,086         --
Securities available for sale                                     14,669     14,669     13,489     12,954     12,954     11,992
Trading securities                                                 7,347      7,347      5,063      4,391      4,391      5,438
Spot commodities                                                     363        363        557        683        683        536
Unrealized gain on interest rate and currency swaps,
    options and forward transactions                              10,235     10,235      8,985      7,931      7,931      8,045
Trading assets                                                     7,045      7,045      7,792      5,793      5,793      5,297
Securities purchased under agreements to resell                   14,991     14,991         --     10,897     10,897         --
Other invested assets                                             13,394     13,394         --      9,900      9,900         --
Short-term investments                                             5,831      5,831         --      7,007      7,007         --
Cash                                                                 256        256         --        132        132         --
Liabilities:
Policyholders' contract deposits                                  47,209     47,019         --     42,549     41,266         --
Borrowings under obligations of guaranteed
    investment agreements                                         13,595     14,260         --      9,430      9,308         --
Securities sold under agreements to repurchase                    11,308     11,308         --      6,116      6,116         --
Trading liabilities                                                4,352      4,352      3,953      3,821      3,821      4,177
Securities and spot commodities sold but not yet purchased         7,701      7,701      7,831      6,413      6,413      6,314
Unrealized loss on interest rate and currency swaps,
    options and forward transactions                               8,581      8,581      8,278      8,624      8,624      8,630
Trust deposits and deposits due to banks and other depositors      1,895      1,915         --      2,175      2,163         --
Commercial paper                                                   5,964      5,964         --      4,404      4,404         --
Notes, bonds, loans and mortgages payable                         20,672     20,128         --     19,150     18,702         --
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

14. Stock Compensation Plans

At December 31, 2000, AIG had two types of stock-based compensation plans. One was a stock option plan; the other, an employee stock purchase plan. AIG applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related Interpretations (APB 25) in accounting for its plans. Accordingly, no compensation costs have been recognized for either plan.

      Had compensation costs for these plans been determined consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Awards of Stock Based Compensation to Employees" (FASB 123), AIG's net income and earnings per share for the years ended December 31, 2000, 1999 and 1998 would have been reduced to the pro forma amounts as follows:

(in millions, except per share amounts)
--------------------------------------------------------------------------------------
                                                    2000           1999           1998
======================================================================================
Net income:
    As reported                                $   5,636      $   5,055      $   4,282(a)
    Pro forma                                      5,589          5,028          4,235
Earnings per share -- diluted (b):
    As reported                                $    2.41      $    2.15      $    1.83
    Pro forma                                       2.38           2.14           1.82
======================================================================================

(a)   Post merger amounts.

(b) Includes SunAmerica Inc. shares which were exchanged for AIG shares at an exchange ratio of 0.855 shares of AIG common stock for each share of SunAmerica Inc. common stock for 1998.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

14. Stock Compensation Plans (continued)

      (i) Stock Option Plan: On September 15, 1999, the AIG Board of Directors adopted a 1999 stock option plan (the 1999 Plan), which provides that options to purchase a maximum of 15,000,000 shares of common stock can be granted to certain key employees and members of the Board of Directors at prices not less than fair market value at the date of grant. The 1999 Plan limits the maximum number of shares as to which stock options may be granted to any employee in any one year to 375,000 shares. Options granted under this Plan expire not more than 10 years from the date of the grant. Options with respect to 13,500 shares and 12,000 shares were granted to non-employee members of the Board of Directors on September 15, 1999 and May 17, 2000, respectively. These options become exercisable on the first anniversary of the date of grant, expire 10 years from the date of grant and do not qualify for Incentive Stock Option Treatment under the Economic Recovery Tax Act of 1981 (ISO Treatment). The Plan, and the options previously granted thereunder, were approved by the shareholders at the 2000 Annual Meeting of Shareholders. At December 31, 2000, 12,842,155 shares were reserved for future grants under the 1999 Plan. The 1999 Plan superceded the 1991 employee stock option plan (the 1991 Plan) and the previously superceded 1987 employee stock option plan (the 1987 Plan), although outstanding options granted under both the 1991 Plan and the 1987 Plan continue in force until exercise or expiration. At December 31, 2000, there were 15,991,621 shares reserved for issuance under the 1999, 1991, and 1987 Plans.

      During 2000 and 1999, AIG granted options with respect to 413,500 shares and 574,500 shares, respectively, which become exercisable on the fifth anniversary of the date of grant and expire 10 years from the date of grant. These options do not qualify for ISO Treatment. The agreements with respect to all other options granted to employees under these plans provide that 25 percent of the options granted become exercisable on the anniversary of the date of grant in each of the four years following that grant and expire 10 years from the date of the grant. As of December 31, 2000, outstanding options granted with respect to 8,875,310 shares qualified for ISO Treatment.

      At January 1, 1999, the merger date, SunAmerica Inc. had five stock-based compensation plans pursuant to which options, restricted stock and deferred share and share unit obligations had been issued and remained outstanding. Options granted under these plans had an exercise price equal to the market price on the date of grant, had a maximum term of ten years and generally became exercisable ratably over a five-year period. Substantially all of the SunAmerica Inc. options outstanding at the merger date became fully vested on that date and were converted into options to purchase AIG common stock at the exchange ratio of 0.855 shares of AIG common stock for each share of SunAmerica Inc. common stock. No further options can be granted under the SunAmerica Inc. plans, but outstanding options so converted continue in force until exercise or expiration. At December 31, 2000, there were 20,574,062 shares of AIG common stock reserved for issuance on exercise of options under these plans. None of these options qualified for ISO Treatment as of December 31, 2000.

      During 1999, AIG issued 1,009,968 shares of AIG common stock which vested on the effectiveness of the merger with SunAmerica Inc., and an additional 993,031 shares were issued pursuant to deferred share and share unit obligations. During 2000, deferred share and share unit obligations with respect to an additional 1,224,214 shares of AIG common stock vested, 142,105 shares were issued pursuant to deferred share and share unit obligations and an additional 1,082,109 shares were delivered into a trust in connection with a deferred compensation plan. No additional deferred share or share unit obligations may be granted under the SunAmerica plans. As of December 31, 2000, deferred share and share unit obligations representing 173,615 shares were outstanding but not yet vested.

      In 1999, the AIG Board of Directors amended the AIG stock option plans to allow deferral of delivery of AIG shares otherwise deliverable upon the exercise of an option to a date or dates specified by the optionee upon the request of an optionee. During 2000, options with respect to 760,070 shares were exercised with delivery deferred. At December 31, 2000, optionees had made valid elections to defer delivery of 858,703 shares of AIG common stock upon exercise of options expiring during 2001.

      As a result of the acquisition of HSB Group, Inc. (HSB) in November 2000, HSB options outstanding at the acquisition date were fully vested and were converted into options to purchase AIG common stock at the exchange ratio of
0.4178 shares of AIG common stock for each share of HSB common stock. No further options can be granted under the HSB option plans, but outstanding options so converted continue in force until exercise or expiration. At December 31, 2000, there were 1,605,468 shares of AIG common stock reserved for issuance under the HSB option plans, none of which qualified for ISO Treatment.

--------------------------------------------------------------------------------
Notes to Financial Statements (CONTINUED)

14. Stock Compensation Plans (continued)

      Additional information with respect to AIG's plans at December 31, 2000, and changes for the three years then ended, were as follows:

-------------------------------------------------------------------------------------------------------------------------------
                                                           2000                        1999(a)                    1998
                                                  -----------------------     ------------------------    ---------------------
                                                                 Weighted                     Weighted                 Weighted
                                                                  Average                      Average                  Average
                                                                 Exercise                     Exercise                 Exercise
                                                      Shares        Price         Shares         Price        Shares      Price
===============================================================================================================================
Shares Under Option:
Outstanding at beginning of year                  41,415,126       $23.29     44,583,495        $19.87    17,456,277     $17.41
Granted                                            2,179,220        95.48      2,748,556         62.43     1,716,222      46.63
Assumed upon acquisition from HSB                  1,605,468        81.43             --            --            --         --
Exercised                                         (5,796,592)       13.80     (5,673,366)        14.97    (2,236,634)      9.77
Exercised, delivery deferred                        (760,070)        3.06             --            --            --         --
Forfeited                                           (472,001)       36.70       (243,559)        31.97      (281,071)     24.99
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                        38,171,151       $31.53     41,415,126        $23.29    16,654,794     $21.33
-------------------------------------------------------------------------------------------------------------------------------
Options exercisable at year-end                   32,778,411       $24.87     35,973,468        $19.10    11,779,257     $15.13
-------------------------------------------------------------------------------------------------------------------------------
Weighted average fair value per share
 of options granted                                                $38.76                       $26.00                   $16.36
===============================================================================================================================

(a) Includes those options that vested January 1, 1999 as a result of the merger of SunAmerica Inc. with and into AIG.

      In addition, at December 31, 2000, options to purchase 403,595 shares at a weighted average exercise price of $19.81 had been previously granted to AIG non-employee directors and remained outstanding.

      Information about stock options outstanding at December 31, 2000, is summarized as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                            Options Outstanding                                         Options Exercisable
                            -------------------------------------------------------     -------------------------------------
                                                        Weighted           Weighted                                  Weighted
                                   Number      Average Remaining            Average              Number               Average
                              Outstanding       Contractual Life     Exercise Price         Exercisable        Exercise Price
=============================================================================================================================
Range of Exercise Prices:
$ 1.46 -   7.67                 6,216,737              3.1 years             $ 4.87           6,216,737                $ 4.87
  8.64 -  14.44                 5,487,959              3.2 years              11.33           5,487,959                 11.33
 15.25 -  22.28                 5,502,345              5.2 years              17.49           5,502,345                 17.49
 23.41 -  29.45                 5,390,113              6.5 years              25.12           5,389,228                 25.12
 31.02 -  37.87                 6,000,473              7.6 years              36.94           5,589,123                 36.88
 41.51 -  63.40                 5,240,479              8.3 years              53.39           2,985,681                 51.59
 66.80 - 100.57                 4,333,045              8.6 years              87.26           1,607,338                 81.43
-----------------------------------------------------------------------------------------------------------------------------
                               38,171,151                                    $31.53          32,778,411                $24.87
=============================================================================================================================

      The fair values of stock options granted during the years ended December 31, 2000, 1999 and 1998 were $85 million, $71 million and $28 million, respectively. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model.

      The following weighted average assumptions were used for grants in 2000, 1999 and 1998, respectively: dividend yields of 0.17 percent, 0.20 percent and
0.24 percent; expected volatilities of 27.0 percent, 25.0 percent and 22.0 percent; risk-free interest rates of 5.42 percent, 5.33 percent and 4.73 percent and expected terms of 7 years.

      Using the Black-Scholes option-pricing model applicable to SunAmerica Inc. for 1998, the fair value of stock options granted by SunAmerica Inc. was $49 million.

      (ii) Employee Stock Purchase Plan: AIG's 1996 Employee Stock Purchase Plan was adopted at its 1996 shareholders' meeting and became effective as of July 1, 1996. Eligible employees may receive privileges to purchase up to an aggregate of 4,218,750 shares of AIG common stock, at a price equal to 85 percent of the fair market value on the date of the grant of the purchase privilege. Purchase privileges are granted annually and were originally limited to the number of whole shares that could be purchased by an amount equal to 5 percent of an employee's annual salary or $5,500, whichever was less. Beginning with the January 1, 1998 subscription, the maximum allowable purchase limitation increased to 10 percent of an employee's annual salary or $10,000 per year, whichever is less, and the eligibility requirement was reduced from two years to one year.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

14. Stock Compensation Plans (continued)

      There were 742,773 shares, 892,929 shares and 638,284 shares issued under the 1996 plan at weighted average prices of $52.66, $38.24 and $28.74 for the years ended December 31, 2000, 1999 and 1998, respectively. The excess or deficit of the proceeds over the par value or cost of the common stock issued under these plans was credited or charged to additional paid-in capital.

      As of December 31, 2000, there were 542,479 shares of common stock subscribed to at a weighted average price of $69.11 per share pursuant to grants of privileges under the 1996 plan. There were 988,605 shares available for the grant of future purchase privileges under the 1996 plan at December 31, 2000.

      The fair values of purchase privileges granted during the years ended December 31, 2000, 1999 and 1998 were $13 million, $13 million and $10 million, respectively. The weighted average fair values per share of those purchase rights granted in 2000, 1999 and 1998 were $19.36, $14.04 and $10.31, respectively. The fair value of each purchase right is estimated on the date of the subscription using the Black-Scholes model.

      The following weighted average assumptions were used for grants in 2000, 1999 and 1998, respectively: dividend yields of 0.17 percent, 0.20 percent and
0.24 percent; expected volatilities of 34.0 percent, 34.0 percent and 33.0 percent; risk-free interest rates of 5.95 percent, 5.33 percent and 5.26 percent; and expected terms of 1 year.

      During 1999, there were 42,577 shares of AIG common stock issued under the SunAmerica Inc. employee stock purchase plan at a weighted average price of $32.60. There are no further shares available for grant under this plan.

15. Employee Benefits

(a) Employees of AIG, its subsidiaries and certain affiliated companies, including employees in foreign countries, are generally covered under various funded and insured pension plans. Eligibility for participation in the various plans is based on either completion of a specified period of continuous service or date of hire, subject to age limitation.

      AIG's U.S. retirement plan is a qualified, noncontributory, defined benefit plan. All qualified employees, other than those of SunAmerica, 21st Century and HSB Group, Inc. who have attained age 21 and completed twelve months of continuous service are eligible to participate in this plan. An employee with 5 or more years of service is entitled to pension benefits beginning at normal retirement at age 65. Benefits are based upon a percentage of average final compensation multiplied by years of credited service limited to 44 years of credited service. The average final compensation is subject to certain limitations. Annual funding requirements are determined based on the "projected unit credit" cost method which attributes a pro rata portion of the total projected benefit payable at normal retirement to each year of credited service.

      AIG has adopted a Supplemental Executive Retirement Plan (Supplemental
Plan) to provide additional retirement benefits to designated executives and key employees. Under the Supplemental Plan, the annual benefit, not to exceed 60 percent of average final compensation, accrues at a percentage of average final pay multiplied for each year of credited service reduced by any benefits from the current and any predecessor retirement plans, Social Security, if any, and from any qualified pension plan of prior employers. The Supplemental Plan also provides a benefit equal to the reduction in benefits payable under the AIG retirement plan as a result of Federal limitations on benefits payable thereunder. Currently, the Supplemental Plan is unfunded.

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

      Effective January 1, 1993, both plans' provisions were amended. Employees who retire after January 1, 1993 are required to pay the actual cost of the medical benefits premium reduced by a credit which is based on years of service at retirement. The life insurance benefit varies by age at retirement from $5,000 for retirement at ages 55 through 59; $10,000 for retirement at ages 60 through 64 and $15,000 for retirement at ages 65 and over.

--------------------------------------------------------------------------------
Notes to Financial Statements (CONTINUED)

15. Employee Benefits (continued)

      (b) AIG sponsors a voluntary savings plan for domestic employees (a 401(k) plan), which, during the three years ended December 31, 2000, provided for salary reduction contributions by employees and matching contributions by AIG of up to 6 percent of annual salary depending on the employees' years of service.

      (c) SunAmerica sponsors a voluntary savings plan for its employees (the SunAmerica 401(k) plan), which, during the three years ended December 31, 2000, provided for salary reduction contributions by qualifying employees and matching contributions by SunAmerica of up to 4 percent of qualifying employees' annual salaries. Under an Executive Savings Plan, designated SunAmerica executives also could defer up to 90 percent of cash compensation during the three years ended December 31, 2000, and SunAmerica matched 4 percent of the participants' base salaries deferred.

      (d) HSB sponsors a voluntary savings plan for its employees (the HSB 401(k) plan), which provides for salary reduction contributions by employees and matching contributions by HSB of up to 6 percent of annual salary.

      (e) AIG has certain benefits provided to former or inactive employees who are not retirees. Certain of these benefits are insured and expensed currently; other expenses are provided for currently. Such uninsured expenses include long and short-term disability medical and life insurance continuation, short-term disability income continuation and COBRA medical subsidies. The provision for these benefits at December 31, 2000 was $6 million. The incremental expense was insignificant.

      The following table sets forth the change in benefit obligation, change in plan assets and weighted average assumptions associated with various pension plan and postretirement benefits. The amounts are recognized in the accompanying consolidated balance sheet as of December 31, 2000 and 1999:

(in millions)
--------------------------------------------------------------------------------------------------------------------------
                                                                 Pension Benefits                   Other Benefits
                                                      ----------------------------------   -------------------------------
                                                      Non-U.S.       U.S.                  Non-U.S.       U.S.
2000                                                    Plans       Plans          Total      Plans      Plans       Total
==========================================================================================================================
Change in benefit obligation:
    Benefit obligation at beginning of year             $ 476       $ 472        $   948       $  8       $ 66        $ 74
    Service cost                                           32          34             66          1          2           3
    Interest cost                                          15          38             53         --          6           6
    Participant contributions                               5          --              5         --         --          --
    Actuarial loss                                          8          56             64          1          8           9
    Plan amendment                                         --           2              2         --         --          --
    Benefits paid                                         (24)        (12)           (36)        --         (4)         (4)
    Effect of foreign currency fluctuation                (50)         --            (50)        --         --          --
--------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                       $ 462       $ 590        $ 1,052       $ 10       $ 78        $ 88
==========================================================================================================================
Change in plan assets:
    Fair value of plan assets at beginning of year      $ 300       $ 436        $   736       $ --       $ --        $ --
    Actual return on plan assets net of expenses          (17)         17             --         --         --          --
    Employer contributions                                 23           4             27         --          5           5
    Participant contributions                               5          --              5         --         --          --
    Benefits paid                                         (25)        (12)           (37)        --         (5)         (5)
    Asset adjustment                                       --          (1)            (1)        --         --          --
    Effect of foreign currency fluctuation                (31)         --            (31)        --         --          --
--------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year*               $ 255       $ 444        $   699       $ --       $ --        $ --
==========================================================================================================================
Reconciliation of funded status:
    Funded status                                       $(207)      $(146)       $  (353)      $(10)      $(78)       $(88)
    Unrecognized actuarial (gain)/loss                     44         (19)            25         --          9           9
    Unrecognized transition obligation                      9           4             13         --         --          --
    Unrecognized prior service cost                         5          19             24         --        (18)        (18)
--------------------------------------------------------------------------------------------------------------------------
Net amount recognized at year end                       $(149)      $(142)       $  (291)      $(10)      $(87)       $(97)
==========================================================================================================================
Amounts recognized in the statement of
    financial position consist of:
    Prepaid benefit cost                                $   1       $  --        $     1       $ --       $ --        $ --
    Accrued benefit liability                            (182)       (145)          (327)       (10)       (87)        (97)
    Intangible asset                                       32           3             35         --         --          --
--------------------------------------------------------------------------------------------------------------------------
Net amount recognized at year end                       $(149)      $(142)       $  (291)      $(10)      $(87)       $(97)
==========================================================================================================================
Weighted-average assumptions as of December 31,
Discount rate                                        3.0-10.0%        7.5%                  7.0-7.5%       7.5%
Expected return on plan assets                       3.5-13.0         9.0                    N/A           N/A
Rate of compensation increase                        2.0- 8.0         5.0                    N/A           N/A
==========================================================================================================================

For measurement purposes, an 8.5 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2000.

The rate was assumed to decrease gradually to 5.0 percent for 2007 and remain at that level thereafter.

*Plan assets are invested primarily in fixed-income securities and listed stocks.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

15. Employee Benefits (continued)

(in millions)
---------------------------------------------------------------------------------------------------------------------------------
                                                                         Pension Benefits                  Other Benefits
                                                               ---------------------------------  -------------------------------
                                                               Non-U.S.        U.S.               Non-U.S.       U.S.
1999                                                              Plans       Plans        Total     Plans      Plans       Total
=================================================================================================================================
Change in benefit obligation:
    Benefit obligation at beginning of year                       $ 427       $ 499        $ 926       $ 7       $ 78        $ 85
    Service cost                                                     37          40           77         1          3           4
    Interest cost                                                    17          35           52        --          5           5
    Participant contributions                                         5          --            5        --         --          --
    Prior service costs                                              (3)         --           (3)       --         --          --
    Actuarial gain                                                  (22)        (92)        (114)       --        (16)        (16)
    Benefits paid                                                   (22)        (10)         (32)       --         (4)         (4)
    Effect of foreign currency fluctuation                           37          --           37        --         --          --
---------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                 $ 476       $ 472        $ 948       $ 8       $ 66        $ 74
=================================================================================================================================
Change in plan assets:
    Fair value of plan assets at beginning of year                $ 208       $ 399        $ 607       $--        $--         $--
    Asset adjustment                                                 --          (1)          (1)       --         --          --
    Actual return on plan assets net of expenses                     66          38          104        --         --          --
    Employer contributions                                           28          10           38        --          4           4
    Participant contributions                                         5          --            5        --         --          --
    Benefits paid                                                   (22)        (10)         (32)       --         (4)         (4)
    Effect of foreign currency fluctuation                           15          --           15        --         --          --
---------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year*                         $ 300       $ 436        $ 736       $--        $--         $--
=================================================================================================================================
Reconciliation of funded status:
    Funded status                                                 $(176)      $ (36)       $(212)      $(8)      $(66)       $(74)
    Unrecognized actuarial (gain)/loss                                7        (100)         (93)       --          1           1
    Unrecognized transition obligation                               12           6           18        --         --          --
    Unrecognized prior service cost                                   9          19           28        --        (20)        (20)
---------------------------------------------------------------------------------------------------------------------------------
Net amount recognized at year end                                 $(148)      $(111)       $(259)      $(8)      $(85)       $(93)
=================================================================================================================================
Amounts recognized in the statement of
    financial position consist of:
    Prepaid benefit cost                                          $   3       $  --        $   3       $--       $ --        $ --
    Accrued benefit liability                                      (184)       (114)        (298)       (8)       (85)        (93)
    Intangible asset                                                 33           3           36        --         --          --
---------------------------------------------------------------------------------------------------------------------------------
Net amount recognized at year end                                 $(148)      $(111)       $(259)      $(8)      $(85)       $(93)
=================================================================================================================================
Weighted-average assumptions as of December 31,
Discount rate                                                  3.0-10.0%        8.0%              7.0-7.75%       8.0%
Expected return on plan assets                                 3.5-13.0         9.0               N/A             N/A
Rate of compensation increase                                  2.0- 8.0         5.0               N/A             N/A
=================================================================================================================================

For measurement purposes, a 9.0 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 1999.

The rate was assumed to decrease to 5.0 percent for 2007 and remain at that level thereafter.

*Plan assets are invested primarily in fixed-income securities and listed stocks.

--------------------------------------------------------------------------------
Notes to Financial Statements (CONTINUED)

15. Employee Benefits (continued)

The net benefit cost for the years ended December 31, 2000, 1999, and 1998 included the following components:

(in millions)
-----------------------------------------------------------------------------------------------------------------------------
                                                                Pension Benefits                      Other Benefits
                                                      ----------------------------------    ---------------------------------
                                                      Non-U.S.         U.S.                 Non-U.S.        U.S.
                                                         Plans        Plans        Total       Plans       Plans        Total
=============================================================================================================================
2000
Components of net period benefit cost:
    Service cost                                          $ 32         $ 34         $ 66         $ 1         $ 2         $ 3
    Interest cost                                           15           39           54          --           6           6
    Expected return on assets                              (12)         (38)         (50)         --          --          --
    Amortization of prior service cost                       2            2            4          --          (1)         (1)
    Amortization of transitional liability                   2            2            4          --          --          --
    Recognized actuarial loss                                2           (4)          (2)         --          --          --
-----------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                                 $ 41         $ 35         $ 76         $ 1         $ 7         $ 8
=============================================================================================================================
1999
Components of net period benefit cost:
    Service cost                                          $ 36         $ 40         $ 76         $ 1         $ 3         $ 4
    Interest cost                                           17           35           52          --           5           5
    Expected return on assets                              (10)         (35)         (45)         --          --          --
    Amortization of prior service cost                       3            2            5          --          (1)         (1)
    Amortization of transitional liability                   2            2            4          --          --          --
    Recognized actuarial loss                                3            1            4          --          --          --
-----------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                                 $ 51         $ 45         $ 96         $ 1         $ 7         $ 8
=============================================================================================================================
1998
Components of net period benefit cost:
    Service cost                                          $ 32         $ 33         $ 65         $ 1         $ 2         $ 3
    Interest cost                                           16           29           45           1           5           6
    Expected return on assets                               (9)         (29)         (38)         --          --          --
    Amortization of prior service cost                       2            2            4          --          (1)         (1)
    Amortization of transitional (asset)/liability           2            1            3          (1)         --          (1)
    Recognized actuarial loss                                3            1            4          --          --          --
-----------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                                 $ 46         $ 37         $ 83         $ 1         $ 6         $ 7
=============================================================================================================================

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $300 million, $256 million and $51 million, respectively, as of December 31, 2000 and $291 million, $251 million and $54 million as of December 31, 1999.

      On December 31, 1998, AIG amended its retirement and postretirement healthcare plan to provide increased benefits to certain employees who retire prior to age 65. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan.

      A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

(in millions)
----------------------------------------------------------------------------------------
                                                        1-Percentage        1-Percentage
                                                      Point Increase      Point Decrease
========================================================================================
Effect on total of service and interest
   cost components                                                $1                 $--
Effect on postretirement benefit obligation                        4                  (4)
========================================================================================

16. Leases

(a) AIG and its subsidiaries occupy leased space in many locations under various long-term leases and have entered into various leases covering the long-term use of data processing equipment.

      At December 31, 2000, the future minimum lease payments under operating leases were as follows:

(in millions)
================================================================================
2001                                                                       $ 355
2002                                                                         277
2003                                                                         212
2004                                                                         190
2005                                                                         148
Remaining years after 2005                                                   540
--------------------------------------------------------------------------------
Total                                                                     $1,722
================================================================================

      Rent expense approximated $342 million, $318 million and $287 million for the years ended December 31, 2000, 1999 and 1998 respectively.

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

16. Leases (continued)

       (b) Minimum future rental income on noncancelable operating leases of flight equipment which have been delivered at December 31, 2000 was as follows:

(in millions)
================================================================================
2001                                                                     $ 1,875
2002                                                                       1,667
2003                                                                       1,425
2004                                                                       1,224
2005                                                                         923
Remaining years after 2005                                                 3,019
--------------------------------------------------------------------------------
Total                                                                    $10,133
================================================================================

      Flight equipment is leased, under operating leases, with remaining terms ranging from one to 14 years.

17. Ownership and Transactions with Related Parties

      (a) Ownership: The directors and officers of AIG, together with C.V. Starr & Co., Inc. (Starr), a private holding company, The Starr Foundation and Starr International Company, Inc. (SICO), a private holding company, own or otherwise control approximately 24 percent of the voting stock of AIG. Six directors of AIG also serve as directors of Starr and SICO.

      (b) Transactions with Related Parties: During the ordinary course of business, AIG and its subsidiaries pay commissions to Starr and its subsidiaries for the production and management of insurance business. There are no significant receivables from/payables to related parties at December 31, 2000. Net commission payments to Starr aggregated approximately $60 million in 2000, $45 million in 1999 and $46 million in 1998, from which Starr is required to pay commissions due originating brokers and its operating expenses. AIG also received approximately $13 million in 2000, $11 million in 1999 and $13 million in 1998 from Starr and paid approximately $41,000 in 2000, $42,000 in 1999 and $37,000 in 1998 to Starr in rental fees. AIG also received approximately $1 million in 2000, 1999 and 1998 from SICO and paid approximately $1 million in each of the years 2000, 1999 and 1998 to SICO as reimbursement for services rendered at cost. AIG also paid to SICO $4 million in 2000, 1999 and 1998 in rental fees.

18. Segment Information

(a) AIG's operations are conducted principally through four business segments. These segments and their respective operations are as follows:

       General Insurance: AIG's general insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance.

       DBG writes substantially all classes of business insurance accepting such business mainly from insurance brokers. This provides DBG the opportunity to select specialized markets and retain underwriting control. Any licensed broker is able to submit business to DBG without the traditional agent-company contractual relationship, but such broker usually has no authority to commit DBG to accept a risk. Transatlantic's and HSB's domestic operations are included in this group.

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

    Life Insurance: AIG's life insurance subsidiaries offer a wide range of traditional insurance and financial and investment products. Traditional products consist of individual and group life, annuity, endowment and accident and health policies. Financial and investment products consist of single premium annuity, variable annuities, guaranteed investment contracts, universal life and pensions.

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

    Both of these operations sell primarily financial and investment type products.

    Financial Services: AIG's financial services subsidiaries engage in diversified financial products and services including premium financing, banking services and consumer finance services.

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

    Asset Management: AIG's asset management operations offer a wide variety of investment vehicles and services, including variable annuities, mutual funds and investment asset management. Such products and services are offered to individuals and institutions both domestically and internationally.

--------------------------------------------------------------------------------
Notes to Financial Statements (CONTINUED)

18. Segment Information (continued)

      AIG's three principal asset management operations are SAAMCo, Global Investment and Cap Partners. SAAMCo develops and sells variable annuities and other investment products, sells and manages mutual funds and provides financial services. Global Investment manages third-party institutional, retail and private equity funds invested assets on a global basis, and provides custodial services. Cap Partners organizes, and manages the invested assets of institutional investment funds and may also invest in such funds. Each of these subsidiary operations receives fees for investment products and services provided.

      (b) The following table summarizes the operations by major operating segment for the years ended December 31, 2000, 1999 and 1998:

                                                                             Operating Segments-2000
                                                   -----------------------------------------------------------------------
                                                     General        Life    Financial        Asset
(in millions)                                      Insurance   Insurance     Services   Management   Other(a) Consolidated
==========================================================================================================================
Revenues (b)                                       $  20,146   $  20,571    $   4,052   $   1,217   $     (14)   $  45,972
Interest revenue                                          --          --        1,938          94          --        2,032
Interest expense                                           5         144        2,582          15          40        2,786
Realized capital gains (losses)                           38        (162)          --          --         (14)        (138)
Operating income (loss) before minority interest       3,524       3,387        1,293         430        (285)       8,349
Income taxes (benefits)                                  931       1,080          450         151        (154)       2,458
Depreciation expense                                     149         105          812           4         106        1,176
Capital expenditures                                     278         414        3,725          18         173        4,608
Identifiable assets                                   85,270     142,045       81,016       1,590      (3,344)     306,577
==========================================================================================================================

                                                                             Operating Segments-1999
                                                   -----------------------------------------------------------------------
                                                     General        Life    Financial        Asset
(in millions)                                      Insurance   Insurance     Services   Management   Other(a) Consolidated
==========================================================================================================================
Revenues (b)                                       $  18,356   $  18,000    $   3,340   $     985   $     (25)   $  40,656
Interest revenue                                          --          --        1,381          84          --        1,465
Interest expense                                           8         159        2,042           5          37        2,251
Realized capital gains (losses)                          295        (148)          --          --         (25)         122
Operating income (loss) before minority interest       3,481       2,858        1,081         314        (222)       7,512
Income taxes (benefits)                                  831         961          388         103         (64)       2,219
Depreciation expense                                     134          92          743           5          97        1,071
Capital expenditures                                     215         212        3,453          35         117        4,032
Identifiable assets                                   76,725     128,697       66,567       1,132      (4,883)     268,238
==========================================================================================================================

                                                                             Operating Segments-1998
                                                   -----------------------------------------------------------------------
                                                     General        Life    Financial        Asset
(in millions)                                      Insurance   Insurance     Services   Management   Other(a) Consolidated
==========================================================================================================================
Revenues (b)                                       $  16,495   $  15,420    $   3,044   $     707   $      50    $  35,716
Interest revenue                                          --          --        1,203          63          --        1,266
Interest expense                                           7         184        1,835          14          36        2,076
Realized capital gains (losses)                          205         (74)          --          --          (7)         124
Operating income (loss) before minority interest       2,928       2,373          869         191         (84)       6,277
Income taxes                                             646         728          297          45          69        1,785
Equity in income of minority-owned insurance
  operations                                              57          --           --          --          --           57
Depreciation expense                                     109          82          662           4          95          952
Capital expenditures                                     220         277        3,233          33         142        3,905
Identifiable assets                                   73,226     103,611       59,198         915      (3,274)     233,676
==========================================================================================================================

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

                             American International Group, Inc. and Subsidiaries

      (c) The following table summarizes AIG's general insurance operations by major internal reporting group for the years ended December 31, 2000, 1999 and 1998:

                                                                                             General Insurance-2000
                                                                           ---------------------------------------------------------
                                                                            Domestic                                           Total
                                                                           Brokerage         Foreign                         General
(in millions)                                                                  Group         General        Other(a)       Insurance
====================================================================================================================================
Net premiums written                                                         $ 8,805         $ 5,758         $ 2,963         $17,526
Net premiums earned                                                            8,886           5,668           2,853          17,407
Losses & loss expenses incurred                                                7,419           3,595           2,090          13,104
Underwriting expenses                                                          1,250           1,738             530           3,518
Adjusted underwriting profit (b)                                                 217             335             233             785
Net investment income                                                          1,793             625             283           2,701
Operating income before realized capital gains (c)                             2,010             960             516           3,486
Depreciation expense                                                              53              72              24             149
Capital expenditures                                                             103              96              79             278
Identifiable assets                                                           59,644          20,889           4,737          85,270
====================================================================================================================================

                                                                                             General Insurance-1999
                                                                           ---------------------------------------------------------
                                                                            Domestic                                           Total
                                                                           Brokerage         Foreign                         General
(in millions)                                                                  Group         General        Other(a)       Insurance
====================================================================================================================================
Net premiums written                                                         $ 8,297         $ 5,368         $ 2,559         $16,224
Net premiums earned                                                            7,788           5,281           2,475          15,544
Losses & loss expenses incurred                                                6,615           3,394           1,729          11,738
Underwriting expenses                                                          1,106           1,586             445           3,137
Adjusted underwriting profit (b)                                                  67             301             301             669
Net investment income                                                          1,738             522             257           2,517
Operating income before realized capital gains (c)                             1,805             823             558           3,186
Depreciation expense                                                              39              73              22             134
Capital expenditures                                                              79              80              56             215
Identifiable assets                                                           54,007          18,588           4,130          76,725
====================================================================================================================================

                                                                                             General Insurance-1998
                                                                           ---------------------------------------------------------
                                                                            Domestic                                           Total
                                                                           Brokerage         Foreign                         General
(in millions)                                                                  Group         General        Other(a)       Insurance
====================================================================================================================================
Net premiums written                                                         $ 8,191         $ 4,610         $ 1,785         $14,586
Net premiums earned                                                            8,002           4,439           1,657          14,098
Losses & loss expenses incurred                                                6,995           2,545           1,117          10,657
Underwriting expenses                                                          1,218           1,378             314           2,910
Adjusted underwriting profit (loss) (b)                                         (211)            516             226             531
Net investment income                                                          1,570             438             184           2,192
Operating income before realized capital gains (c)                             1,359             954             410           2,723
Equity in income of minority-owned insurance operations                           57              --              --              57
Depreciation expense                                                              34              63              12             109
Capital expenditures                                                              66             110              44             220
Identifiable assets                                                           53,844          16,060           3,322          73,226
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

--------------------------------------------------------------------------------
Notes to Financial Statements (CONTINUED)

18. Segment Information (continued)

      (d) The following table summarizes AIG's life insurance operations by major internal reporting group for the years ended December 31, 2000, 1999 and 1998:

                                                                                           Life Insurance-2000
                                                                    ----------------------------------------------------------------
                                                                                       AIA                                     Total
                                                                                       and      Domestic                        Life
(in millions)                                                          ALICO      Nan Shan          Life      Other(a)     Insurance
====================================================================================================================================
Premium income                                                      $  4,135      $  7,859      $  1,255      $    361      $ 13,610
Net investment income                                                  1,362         1,688         3,926           147         7,123
Operating income before realized capital gains (b)                       754         1,409         1,311            75         3,549
Depreciation expense                                                      46            33            18             8           105
Capital expenditures                                                     313            58            11            32           414
Identifiable assets                                                   28,532        32,697        79,174         1,642       142,045
====================================================================================================================================

                                                                                           Life Insurance-1999
                                                                    ----------------------------------------------------------------
                                                                                       AIA                                     Total
                                                                                       and      Domestic                        Life
(in millions)                                                          ALICO      Nan Shan          Life      Other(a)     Insurance
====================================================================================================================================
Premium income                                                      $  3,714      $  7,014      $    947      $    267      $ 11,942
Net investment income                                                  1,222         1,357         3,497           130         6,206
Operating income before realized capital gains (b)                       680         1,200         1,062            64         3,006
Depreciation expense                                                      41            30            15             6            92
Capital expenditures                                                      62            92            39            19           212
Identifiable assets                                                   26,294        28,310        72,358         1,735       128,697
====================================================================================================================================

                                                                                           Life Insurance-1998
                                                                    ----------------------------------------------------------------
                                                                                       AIA                                     Total
                                                                                       and      Domestic                        Life
(in millions)                                                          ALICO      Nan Shan          Life      Other(a)     Insurance
====================================================================================================================================
Premium income                                                      $  3,212      $  6,052      $    784      $    245      $ 10,293
Net investment income                                                  1,019         1,189         2,889           104         5,201
Operating income before realized capital gains (b)                       576         1,040           782            49         2,447
Depreciation expense                                                      31            25            21             5            82
Capital expenditures                                                     201            64             1            11           277
Identifiable assets                                                   23,495        23,860        54,869         1,387       103,611
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

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

18. Segment Information (continued)

      (e) The following table summarizes AIG's financial services operations by major internal reporting group for the years ended December 31, 2000, 1999 and 1998:

                                                                                         Financial Services-2000
                                                                    ----------------------------------------------------------------
                                                                                                                               Total
                                                                                                                           Financial
(in millions)                                                           ILFC      AIGFP(a)         AIGTG      Other(b)      Services
====================================================================================================================================
Commissions, transaction and other fees (c)                         $  2,441      $  1,056      $    254      $    301      $  4,052
Interest revenue                                                          38         1,540            46           314         1,938
Interest expense                                                         824         1,552            25           181         2,582
Operating income (loss)                                                  654           648            62           (71)        1,293
Depreciation expense                                                     729             8            14            61           812
Capital expenditures                                                   3,435           216             8            66         3,725
Identifiable assets                                                   19,984        41,837        14,322         4,873        81,016
====================================================================================================================================

                                                                                         Financial Services-1999
                                                                    ----------------------------------------------------------------
                                                                                                                               Total
                                                                                                                           Financial
(in millions)                                                           ILFC      AIGFP(a)         AIGTG      Other(b)      Services
====================================================================================================================================
Commissions, transaction and other fees (c)                         $  2,194      $    737      $    227      $    182      $  3,340
Interest revenue                                                          30         1,066            50           235         1,381
Interest expense                                                         732         1,189            27            94         2,042
Operating income (loss)                                                  590           482           109          (100)        1,081
Depreciation expense                                                     664             6            10            63           743
Capital expenditures                                                   3,366            11            11            65         3,453
Identifiable assets                                                   17,854        33,965         9,960         4,788        66,567
====================================================================================================================================

                                                                                         Financial Services-1998
                                                                    ----------------------------------------------------------------
                                                                                                                               Total
                                                                                                                           Financial
(in millions)                                                           ILFC      AIGFP(a)         AIGTG      Other(b)      Services
====================================================================================================================================
Commissions, transaction and other fees (c)                         $  2,002      $    550      $    374      $    118      $  3,044
Interest revenue                                                          49           941            74           139         1,203
Interest expense                                                         694           997            59            85         1,835
Operating income (loss)                                                  496           323           123           (73)          869
Depreciation expense                                                     581             6             8            67           662
Capital expenditures                                                   3,160             3            13            57         3,233
Identifiable assets                                                   16,846        28,080        10,526         3,746        59,198
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

--------------------------------------------------------------------------------
Notes to Financial Statements (CONTINUED)

18. Segment Information (continued)

      (f) A substantial portion of AIG's operations is conducted in countries other than the United States and Canada. The following table summarizes AIG's operations by major geographic segment. Allocations have been made on the basis of the location of operations and assets.

                                                                                              Geographic Segments-2000
                                                                                ----------------------------------------------------
                                                                                                                Other
(in millions)                                                                     Domestic(a)   Far East      Foreign   Consolidated
====================================================================================================================================
Revenues (b)                                                                    $   23,126    $   15,311    $    7,535    $   45,972
Real estate and other fixed assets, net of accumulated depreciation                  1,556         1,264           758         3,578
Flight equipment primarily under operating leases, net of
  accumulated depreciation                                                          19,325            --            --        19,325
====================================================================================================================================

                                                                                              Geographic Segments-1999
                                                                                ----------------------------------------------------
                                                                                                                Other
(in millions)                                                                     Domestic(a)   Far East      Foreign   Consolidated
====================================================================================================================================
Revenues (b)                                                                    $   20,525    $   13,242    $    6,889    $   40,656
Real estate and other fixed assets, net of accumulated depreciation                  1,172         1,006           755         2,933
Flight equipment primarily under operating leases, net of
  accumulated depreciation                                                          17,334            --            --        17,334
====================================================================================================================================

                                                                                              Geographic Segments-1998
                                                                                ----------------------------------------------------
                                                                                                                Other
(in millions)                                                                     Domestic(a)   Far East      Foreign   Consolidated
====================================================================================================================================
Revenues (b)                                                                    $   18,426    $   10,571    $    6,719    $   35,716
Real estate and other fixed assets, net of accumulated depreciation                  1,062           895           781         2,738
Flight equipment primarily under operating leases, net of
  accumulated depreciation                                                          16,330            --            --        16,330
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

19. Summary of Quarterly Financial Information - Unaudited

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2000 and 1999 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown.

                                                                                    Three Months Ended
                                                       -----------------------------------------------------------------------------
                                                            March 31,          June 30,          September 30,        December 31,
                                                       -----------------   -----------------   -----------------   -----------------
(in millions, except per share amounts)                   2000      1999      2000      1999      2000      1999      2000      1999
====================================================================================================================================
Revenues                                               $10,890   $ 9,825   $11,426   $10,195   $11,141   $ 9,638   $12,515   $10,998
Net income                                               1,346     1,199     1,407     1,277     1,386     1,267     1,497     1,312
====================================================================================================================================
Net income per common share:
  Basic                                                $  0.58   $  0.51   $  0.61   $  0.55   $  0.60   $  0.55   $  0.64   $  0.57
  Diluted                                                 0.57      0.51      0.60      0.54      0.60      0.54      0.64      0.56
Average shares outstanding:
  Basic                                                  2,320     2,322     2,313     2,323     2,314     2,322     2,320     2,323
  Diluted                                                2,346     2,352     2,339     2,353     2,340     2,351     2,346     2,351
====================================================================================================================================

--------------------------------------------------------------------------------
                             American International Group, Inc. and Subsidiaries

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure within the twenty-four months ending December 31, 2000.

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

ITEM 13. Certain Relationships and Related Transactions

This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.
--------------------------------------------------------------------------------

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) Financial Statements and Exhibits.
      1. Financial Statements and Schedules. See accompanying Index to Financial Statements.
      2. Exhibits.
           1--Distribution Agreement.
           2--Plan of Acquisition, Reorganization, Arrangement, Liquidation or
              Succession.
           3--Articles of Incorporation and By-Laws.
           4--Instruments Defining the Rights of Security Holders.
           8--Opinion re Tax Matters.
          10--Material Contracts.
          11--Computation of Earnings Per Share for the Years Ended December 31,
              2000, 1999, 1998, 1997 and 1996.
          12--Computation of Ratios of Earnings to Fixed Charges for the Years
              Ended December 31, 2000, 1999, 1998, 1997 and 1996.
          21--Subsidiaries of Registrant.
          23--Consent of Experts and Counsel.
          24--Power of Attorney.

    (b) Reports on Form 8-K.

      There have been no reports on Form 8-K filed during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York, on the 30th of March, 2001.

                                      AMERICAN INTERNATIONAL GROUP, INC.

                                      By      /s/ M.R. GREENBERG
                                        --------------------------------
                                           (M.R. Greenberg, Chairman)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on the 30th of March, 2001 and each of the undersigned persons, in any capacity, hereby severally constitutes M.R. Greenberg, Edward E. Matthews and Howard I. Smith and each of them, singularly, his true and lawful attorney with full power to them and each of them to sign for him, and in his name and in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto.

               Signature                                  Title
               ---------                                  -----

           /s/ M.R. Greenberg                   Chairman and Director
     -----------------------------                (Principal Executive Officer)
            (M.R. Greenberg)

          /s/ Howard I. Smith                   Executive Vice President,
     -----------------------------                Chief Financial Officer and
           (Howard I. Smith)                      Director (Principal
                                                  Financial Officer)

        /s/ Michael J. Castelli                 Vice President and Comptroller
     -----------------------------                (Principal Accounting Officer)
         (Michael J. Castelli)

        /s/ M. Bernard Aidinoff                     Director
     -----------------------------
         (M. Bernard Aidinoff)

             /s/ Eli Broad                          Director
     -----------------------------
              (Eli Broad)

           /s/ Pei-yuan Chia                        Director
     -----------------------------
            (Pei-yuan Chia)

         /s/ Marshall A. Cohen                      Director
     -----------------------------
          (Marshall A. Cohen)

       /s/ Barber B. Conable, Jr.                   Director
     -----------------------------
        (Barber B. Conable, Jr.)

        /s/ Martin S. Feldstein                     Director
     -----------------------------
         (Martin S. Feldstein)

               Signature                              Title
               ---------                              -----

          /s/ Ellen V. Futter                       Director
     -----------------------------
           (Ellen V. Futter)

           /s/ Carla A. Hills                       Director
     -----------------------------
            (Carla A. Hills)

        /s/ Frank J. Hoenemeyer                     Director
     -----------------------------
         (Frank J. Hoenemeyer)

        /s/ Richard C. Holbrooke                    Director
     -----------------------------
         (Richard C. Holbrooke)

         /s/ Edward E. Matthews                     Director
     -----------------------------
          (Edward E. Matthews)

          /s/ Thomas R. Tizzio                      Director
     -----------------------------
           (Thomas R. Tizzio)

          /s/ Edmund S.W. Tse                       Director
     -----------------------------
           (Edmund S.W. Tse)

           /s/ Jay S. Wintrob                       Director
     -----------------------------
            (Jay S. Wintrob)

          /s/ Frank G. Wisner                       Director
     -----------------------------
           (Frank G. Wisner)

           /s/ Frank G. Zarb                        Director
     -----------------------------
            (Frank G. Zarb)

                                 EXHIBIT INDEX

Exhibit
Number                  Description                                            Location
------                  -----------                                            --------
1       Distribution Agreement ..........................       Filed herewith.

2       Plan of acquisition, reorganization,
        arrangement, liquidation or succession ..........       Agreement and Plan of Merger, dated as
                                                                    of August 19, 1998, between
                                                                    SunAmerica Inc. and AIG,
                                                                    incorporated herein by reference to
                                                                    Exhibit 2 to AIG's Registration
                                                                    Statement on Form S-4 (File No.
                                                                    333-65441).

3(i)(a) Restated Certificate of Incorporation of
        AIG .............................................       Incorporated by reference to Exhibit
                                                                    3(i) to AIG's Annual Report on Form
                                                                    10-K for the year ended December 31,
                                                                    1996 (File No. 1-8787).

3(i)(b) Certificate of Amendment of Certificate of
        Incorporation of AIG, filed June 3, 1998 ........       Incorporated by reference to Exhibit
                                                                    3(i) to AIG's Quarterly Report on
                                                                    Form 10-Q for the quarter ended June
                                                                    30, 1998 (File No. 1-8787).

3(i)(c) Certificate of Merger of SunAmerica Inc.
        with and into AIG, filed December 30, 1998
        and effective January 1, 1999 ...................       Incorporated by reference to Exhibit
                                                                    3(i) to AIG's Annual Report on Form
                                                                    10-K for the year ended December 31,
                                                                    1998 (File No. 1-8787).

3(i)(d) Certificate of Amendment of Certificate of
        Incorporation of AIG, filed June 5, 2000 ........       Incorporated by reference to Exhibit
                                                                    3(i)(c) to AIG's Registration
                                                                    Statement on Form S-4 (File No.
                                                                    333-45828).

3(ii)   By-laws of AIG ..................................       Filed herewith.

4 Instruments defining the rights of security holders, including indentures

            (a)   Fiscal Agency Agreement dated as
                  of October 1, 1984 between AIG
                  and Citibank, N.A. ....................       Not required to be filed.*

            (b)   Indenture dated as of July 15,
                  1989 between AIG and The Bank of
                  New York ..............................       Not required to be filed.*

            (c)   Subordinated Indenture, dated as
                  of October 28, 1996, between
                  SunAmerica Inc. and The First
                  National Bank of Chicago, as
                  Trustee ...............................       Not required to be filed.*

            (d)   Senior Indenture, dated as of
                  April 15, 1993, between
                  SunAmerica Inc. and The First
                  National Bank of Chicago, as
                  Trustee ...............................       Not required to be filed.*

            (e)   Supplemental Indenture, dated as
                  of June 28, 1993, between
                  SunAmerica Inc. and The First
                  National Bank of Chicago, as
                  Trustee, supplementing the
                  Senior Indenture, dated as of
                  April 15, 1993 ........................       Not required to be filed.*

            (f)   Supplemental Indenture, dated as
                  of October 28, 1996, between
                  SunAmerica Inc. and The First
                  National Bank of Chicago, as
                  Trustee, supplementing the
                  Senior Indenture, dated as of
                  April 15, 1993 ........................       Not required to be filed.*

            (g)   Third Supplemental Indenture,
                  dated as of January 1, 1999,
                  among SunAmerica Inc., AIG and
                  The First National Bank of
                  Chicago, as Trustee,
                  supplementing the Senior
                  Indenture, dated as of April 15,
                  1993 ..................................       Not required to be filed.*

Exhibit
Number                  Description                                     Location
------                  -----------                                     --------
            (h)   Junior Subordinated Indenture,
                  dated as of March 15, 1995,
                  between SunAmerica Inc. and The
                  First National Bank of Chicago,
                  as Trustee ............................       Not required to be filed.*

            (i)   First Supplemental Indenture,
                  dated as of March 15, 1995,
                  between SunAmerica Inc. and The
                  First National Bank of Chicago,
                  as Trustee, supplementing the
                  Junior Subordinated Indenture,
                  dated as of March 15, 1995 ............       Not required to be filed.*

            (j)   Second Supplemental Indenture,
                  dated as of October 11, 1995,
                  between SunAmerica Inc. and The
                  First National Bank of Chicago,
                  as Trustee, supplementing the
                  Junior Subordinated Indenture
                  dated as of March 15, 1995 ............       Not required to be filed.*

            (k)   Supplemental Indenture, dated as
                  of October 28, 1996, between
                  SunAmerica Inc. and The First
                  National Bank of Chicago, as
                  Trustee, supplementing the
                  Junior Subordinated Indenture,
                  dated as of March 15, 1995 ............       Not required to be filed.*

            (l)   Fourth Supplemental Indenture,
                  dated as of November 13, 1996,
                  between SunAmerica Inc. and The
                  First National Bank of Chicago,
                  as Trustee, supplementing the
                  Junior Subordinated Indenture,
                  dated as of March 15, 1995 ............       Not required to be filed.*

            (m)   Fifth Supplemental Indenture,
                  dated as of January 1, 1999,
                  among SunAmerica Inc., AIG and
                  The First National Bank of
                  Chicago, as Trustee,
                  supplementing the Junior
                  Subordinated Indenture, dated as
                  of March 15, 1995 .....................       Not required to be filed.*

            (n)   Senior Indenture, dated as of
                  November 15, 1991, between
                  SunAmerica Inc. (as successor in
                  interest to Broad Inc.) and
                  Security Pacific National Bank,
                  as Trustee ............................       Not required to be filed.*

            (o)   Tri-Party Agreement, dated as of
                  July 1, 1993, among The First
                  National Bank of Chicago, Bank
                  of America, NT & SA and
                  SunAmerica Inc., appointing The
                  First National Bank of Chicago
                  as Successor Trustee to Bank of
                  America NT & SA (as successor in
                  interest to Security Pacific
                  National Bank), amending the
                  Senior Indenture, dated as of
                  November 15, 1991 .....................       Not required to be filed.*

            (p)   First Supplemental Indenture,
                  dated as of January 1, 1999,
                  among SunAmerica Inc., AIG and
                  The First National Bank of
                  Chicago, as Trustee,
                  supplementing Senior Indenture,
                  dated November 15, 1991 ...............       Not required to be filed.*

Exhibit
Number                  Description                                     Location
------                  -----------                                     --------
            (q)   Amended and Restated Declaration
                  of Trust of SunAmerica Capital
                  Trust I, dated as of June 6,
                  1995, among SunAmerica Inc. and
                  the Trustees of the Trust .............       Not required to be filed.*

            (r)   Amended and Restated Declaration
                  of Trust of SunAmerica Capital
                  Trust II, dated as of October
                  11, 1995, among SunAmerica Inc.
                  and the Trustees of the Trust .........       Not required to be filed.*

            (s)   Amended and Restated Declaration
                  of Trust of SunAmerica Capital
                  Trust III, dated as of November
                  13, 1996, among SunAmerica Inc.
                  and the Trustees of the Trust .........       Not required to be filed.*

            (t)   Guarantee Agreement, dated as of
                  October 11, 1995, between
                  SunAmerica Inc. and The Bank of
                  New York, as Guaranty Trustee,
                  relating to the Preferred
                  Securities of SunAmerica Capital
                  Trust II ..............................       Not required to be filed.*

            (u)   Amendment to Guarantee, dated as
                  of January 1, 1999, among
                  SunAmerica Inc., AIG and The
                  Bank of New York, as Guaranty
                  Trustee, amending Guarantee
                  Agreement, dated as of October
                  11, 1995, between SunAmerica
                  Inc. and The Bank of New York,
                  as Guaranty Trustee ...................       Not required to be filed.*

            (v)   Guarantee Agreement, dated as of
                  November 13, 1996, between
                  SunAmerica Inc. and The Bank of
                  New York, as Guaranty Trustee,
                  relating to the Preferred
                  Securities of SunAmerica Capital
                  Trust III .............................       Not required to be filed.*

            (w)   Amendment to Guarantee, dated as
                  of January 1, 1999, among
                  SunAmerica Inc., AIG and The
                  Bank of New York, as Guaranty
                  Trustee, amending Guarantee
                  Agreement, dated November 13,
                  1996, between SunAmerica Inc.
                  and The Bank of New York, as
                  Guaranty Trustee ......................       Not required to be filed.*

            (x)   Form of Fixed Rate Medium Term
                  Note, Series F ........................       Filed herewith.

            (y)   Form of Floating Rate
                  Medium Term Note, Series F ............       Filed herewith.

 8      Opinion of Sullivan & Cromwell re Tax Matters....       Filed herewith.

 9      Voting Trust Agreement ..........................       None.

10      Material contracts**

            (a)   AIG 1969 Employee Stock Option
                  Plan and Agreement Form ...............       Filed as exhibit to AIG's Registration
                                                                    Statement (File No. 2-44043) and
                                                                    incorporated herein by reference.
            (b)   AIG 1972 Employee Stock Option
                  Plan ..................................       Filed as exhibit to AIG's Registration
                                                                    Statement (File No. 2-44702) and
                                                                    incorporated herein by reference.
            (c)   AIG 1972 Employee Stock Purchase
                  Plan ..................................       Filed as exhibit to AIG's Registration
                                                                    Statement (File No. 2-44043) and
                                                                    incorporated herein by reference.

Exhibit
Number                  Description                                     Location
------                  -----------                                     --------
            (d)   AIG 1984 Employee Stock Purchase
                  Plan ..................................       Filed as exhibit to AIG's Registration
                                                                    Statement (File No. 2-91945) and
                                                                    incorporated herein by reference.

            (e)   AIG 1996 Employee Stock Purchase
                  Plan ..................................       Filed as exhibit to AIG's Definitive
                                                                    Proxy Statement dated April 2, 1996
                                                                    (File No. 1-8787) and incorporated
                                                                    herein by reference.

            (f)   AIG 1977 Stock Option and Stock
                  Appreciation Rights Plan ..............       Filed as exhibit to AIG's Registration
                                                                    Statement (File No. 2-59317) and
                                                                    incorporated herein by reference.
            (g)   AIG 1982 Employee Stock Option
                  Plan ..................................       Filed as exhibit to AIG's Registration
                                                                    Statement (File No. 2-78291) and
                                                                    incorporated herein by reference.

            (h)   AIG 1987 Employee Stock Option
                  Plan ..................................       Filed as exhibit to AIG's Definitive
                                                                    Proxy Statement dated April 6, 1987
                                                                    (File No. 0-4652) and incorporated
                                                                    herein by reference.
            (i)   AIG 1991 Employee Stock Option
                  Plan ..................................       Filed as exhibit to AIG's Definitive
                                                                    Proxy Statement dated April 4, 1997
                                                                    (File No. 1-8787) and incorporated
                                                                    herein by reference.

            (j)   AIG 1999 Stock Option Plan ............       Filed as exhibit to AIG's Definitive
                                                                    Proxy Statement dated April 6, 2000
                                                                    (File No. 1-8787) and incorporated
                                                                    herein by reference.

            (k)   AIRCO 1972 Employee Stock Option
                  Plan ..................................       Incorporated by reference to AIG's Joint
                                                                    Proxy Statement and Prospectus (File
                                                                    No. 2-61994).
            (l)   AIRCO 1977 Stock Option and
                  Stock Appreciation Rights Plan ........       Incorporated by reference to AIG's Joint
                                                                    Proxy Statement and Prospectus (File
                                                                    No. 2-61994).

            (m)   Purchase Agreement between AIA
                  and Mr. E.S.W. Tse. ...................       Incorporated by reference to Exhibit
                                                                    10(l) to AIG's Annual Report on Form
                                                                    10-K for the year ended December 31,
            (n)   Retention and Employment                          1997 (File No. 1-8787).
                  Agreement between AIG and Jay S.
                  Wintrob ...............................       Incorporated by reference to Exhibit
                                                                    10(m) to AIG's Annual Report on Form
                                                                    10-K for the year ended December 31,
                                                                    1998 (File No. 1-8787).

            (o)   SunAmerica Inc. 1988 Employee
                  Stock Plan ............................       Incorporated by reference to Exhibit
                                                                    4(a) to AIG's Registration Statement
                                                                    on Form S-8 (File No. 333-70069).

            (p)   SunAmerica 1997 Employee
                  Incentive Stock Plan ..................       Incorporated by reference to Exhibit
                                                                    4(b) to AIG's Registration Statement
                                                                    on Form S-8 (File No. 333-70069).

            (q)   SunAmerica Non-employee
                  Directors' Stock Option Plan ..........       Incorporated by reference to Exhibit
                                                                    4(c) to AIG's Registration Statement
                                                                    on Form S-8 (File No. 333-70069).

            (r)   SunAmerica 1995 Performance
                  Stock Plan ............................       Incorporated by reference to Exhibit
                                                                    4(d) to AIG's Registration Statement
                                                                    on Form S-8 (File No. 333-70069).

            (s)   SunAmerica Inc. 1998 Long-Term
                  Performance-Based Incentive Plan
                  For the Chief Executive Officer .......       Incorporated by reference to Exhibit
                                                                    4(e) to AIG's Registration Statement
                                                                    on Form S-8 (File No. 333-70069).

            (t)   SunAmerica Inc. Long-Term
                  Performance-Based Incentive Plan
                  Amended and Restated 1997 .............       Incorporated by reference to Exhibit
                                                                    4(f) to AIG's Registration Statement
                                                                    on Form S-8 (File No. 333-70069).

Exhibit
Number                  Description                                     Location
------                  -----------                                     --------
            (u)   SunAmerica Five Year Deferred
                  Cash Plan .............................       Incorporated by reference to Exhibit
                                                                    4(a) to AIG's Registration Statement
                                                                    on Form S-8 (File No. 333-31346).

            (v)   SunAmerica Executive Savings
                  Plan ..................................       Incorporated by reference to Exhibit
                                                                    4(b) to AIG's Registration Statement
                                                                    on Form S-8 (File No. 333-31346).

            (w)   HSB Group, Inc. 1995 Stock
                  Option Plan ...........................       Incorporated by reference to Exhibit
                                                                    10(iii)(f) to HSB's Annual Report on
                                                                    Form 10-K for the year ended
                                                                    December 31, 1999 (File No.
                                                                    1-13135).

            (x)   HSB Group, Inc. 1985 Stock
                  Option Plan ...........................       Incorporated by reference to Exhibit
                                                                    10(iii)(a) HSB's Quarterly Report on
                                                                    Form 10-Q for the quarter ended
                                                                    September 30, 1998 (File No.
                                                                    1-13135).

            (y)   HSB Group, Inc. Employee's
                  Thrift Incentive Plan .................       Incorporated by reference to Exhibit
                                                                    4(i)(c) to The Hartford Steam Boiler
                                                                    Inspection and Insurance Company's
                                                                    Registration Statement on Form S-8
                                                                    (File No. 33-36519).

11      Statement re computation of per share
        earnings ........................................       Filed herewith.

12      Statements re computation of ratios .............       Filed herewith.

13      Annual report to security holders ...............       Not required to be filed.

18      Letter re change in accounting principles .......       None.

21      Subsidiaries of the Registrant ..................       Filed herewith.

22      Published report regarding matters submitted
        to vote of security holders .....................       None.

23.1    Consent of PricewaterhouseCoopers LLP ...........       Filed herewith.

23.2    Consent of Sullivan & Cromwell ..................       Included in Exhibit 8.

24      Power of attorney ...............................       Included on the signature page hereof.

99      Additional exhibits .............................       None.

----------
* The Registrant hereby agrees to file with the Commission a copy of any instrument defining the rights of holders of the Registrant's long-term debt upon request of the Commission.

** All material contracts are management contracts or compensatory plans or arrangements.