Form 10-Q
period 2001-03-31
AMERICAN INTERNATIONAL GROUP INC
filed 2001-05-15
CIK 5272

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

             FOR THE TRANSITION PERIOD FROM           TO

         FOR QUARTER ENDED MARCH 31, 2001 COMMISSION FILE NUMBER 1-8787

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

                       YES  [ X ]                NO  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001: 2,331,018,041.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       AMERICAN INTERNATIONAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS:
  Investments and cash:
     Fixed maturities:
       Bonds available for sale, at market value (amortized
        cost: 2001 -- $104,802; 2000 -- $89,461)............   $107,187        $ 89,631
       Bonds held to maturity, at amortized cost (market
        value: 2000 -- $12,053).............................         --          11,533
       Bonds trading securities, at market value (cost:
        2001 -- $785; 2000 -- $838).........................        791             846
     Equity securities:
       Common stocks (cost: 2001 -- $6,206;
        2000 -- $6,371).....................................      5,672           6,125
       Non-redeemable preferred stocks (cost:
        2001 -- $1,226; 2000 -- $1,166).....................      1,166           1,056
     Mortgage loans on real estate, net of allowance
      (2001 -- $90; 2000 -- $87)............................      7,185           7,127
     Policy Loans...........................................      3,124           3,032
     Collateral and guaranteed loans, net of allowance
      (2001 -- $43; 2000 -- $40)............................      2,150           2,084
     Financial services and asset management assets:
       Flight equipment primarily under operating leases,
        net of accumulated depreciation (2001 -- $2,904;
        2000 -- $2,723).....................................     20,398          19,325
       Securities available for sale, at market value (cost:
        2001 -- $16,141; 2000 -- $14,636)...................     16,173          14,669
       Trading securities, at market value..................      6,764           7,347
       Spot commodities, at market value....................        483             363
       Unrealized gain on interest rate and currency swaps,
        options and forward transactions....................     11,953          10,235
       Trading assets.......................................      6,786           7,045
       Securities purchased under agreements to resell, at
        contract value......................................     15,655          14,991
     Other invested assets..................................     16,478          13,394
     Short-term investments, at cost (approximates market
      value)................................................      5,898           5,831
     Cash...................................................        253             256
                                                               --------        --------
            Total investments and cash......................    228,116         214,890
  Investment income due and accrued.........................      2,258           2,420
  Premiums and insurance balances receivable, net of
     allowance (2001 -- $184; 2000 -- $170).................     12,727          11,832
  Reinsurance assets........................................     24,024          23,135
  Deferred policy acquisition costs.........................     10,344          10,189
  Investments in partially-owned companies..................        297             251
  Real estate and other fixed assets, net of accumulated
     depreciation (2001 -- $2,206; 2000 -- $2,101)..........      3,561           3,578
  Separate and variable accounts............................     28,466          31,328
  Other assets..............................................     11,007           8,954
                                                               --------        --------
            Total assets....................................   $320,800        $306,577
                                                               ========        ========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
LIABILITIES:
  Reserve for losses and loss expenses......................    $ 40,715       $ 40,613
  Reserve for unearned premiums.............................      12,582         12,510
  Future policy benefits for life and accident and health
     insurance contracts....................................      39,794         38,165
  Policyholders' contract deposits..........................      48,581         47,209
  Other policyholders' funds................................       3,570          3,475
  Reserve for commissions, expenses and taxes...............       2,968          2,807
  Insurance balances payable................................       3,394          2,380
  Funds held by companies under reinsurance treaties........       1,412          1,435
  Income taxes payable:
     Current................................................         283            197
     Deferred...............................................       2,772          1,873
  Financial services and asset management liabilities:
     Borrowings under obligations of guaranteed investment
      agreements............................................      13,819         13,595
     Securities sold under agreements to repurchase, at
      contract value........................................      11,596         11,308
     Trading liabilities....................................       4,553          4,352
     Securities and spot commodities sold but not yet
      purchased, at market value............................       7,292          7,701
     Unrealized loss on interest rate and currency swaps,
      options and forward transactions......................       9,438          8,581
     Trust deposits and deposits due to banks and other
      depositors............................................       2,232          1,895
     Commercial paper.......................................       4,298          4,259
     Notes, bonds and loans payable.........................      19,706         17,923
  Commercial paper..........................................       2,687          1,705
  Notes, bonds, loans and mortgages payable.................       2,735          2,749
  Separate and variable accounts............................      28,466         31,328
  Minority interest.........................................       1,522          1,465
  Other liabilities.........................................      13,454          8,086
                                                                --------       --------
          Total liabilities.................................     277,869        265,611
                                                                --------       --------
  Preferred shareholders' equity in subsidiary companies....       1,179          1,347
                                                                --------       --------
CAPITAL FUNDS:
  Common stock, $2.50 par value; 5,000,000,000 shares
     authorized; shares issued 2001 -- 2,475,663,919;
     2000 -- 2,475,663,919..................................       6,189          6,189
  Additional paid-in capital................................       2,618          2,668
  Retained earnings.........................................      35,749         34,304
  Accumulated other comprehensive income....................      (1,256)        (2,136)
  Treasury stock, at cost; 2001 -- 144,645,878;
     2000 -- 142,950,798 shares of common stock.............      (1,548)        (1,406)
                                                                --------       --------
          Total capital funds...............................      41,752         39,619
                                                                --------       --------
          Total liabilities and capital funds...............    $320,800       $306,577
                                                                ========       ========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
                                                                 (UNAUDITED)
General insurance operations:
  Net premiums written......................................  $4,865     $4,226
  Change in unearned premium reserve........................    (143)      (119)
                                                              ------     ------
  Net premiums earned.......................................   4,722      4,107
  Net investment income.....................................     716        663
  Realized capital gains (losses)...........................     (21)        12
                                                              ------     ------
                                                               5,417      4,782
                                                              ------     ------
  Losses and loss expenses incurred.........................   3,572      3,088
  Underwriting expenses.....................................     894        807
                                                              ------     ------
                                                               4,466      3,895
                                                              ------     ------
  Operating income..........................................     951        887
                                                              ------     ------
Life insurance operations:
  Premium income............................................   3,506      3,278
  Net investment income.....................................   1,921      1,671
  Realized capital losses...................................     (18)       (29)
                                                              ------     ------
                                                               5,409      4,920
                                                              ------     ------
  Death and other benefits..................................   1,369      1,247
  Increase in future policy benefits........................   2,198      2,059
  Acquisition and insurance expenses........................     903        831
                                                              ------     ------
                                                               4,470      4,137
                                                              ------     ------
  Operating income..........................................     939        783
                                                              ------     ------
Financial services operating income.........................     329        281
Asset management operating income...........................     111        104
Other realized capital losses...............................     (12)        (4)
Other income (deductions) -- net............................     (46)       (60)
                                                              ------     ------
Income before income taxes, minority interest and cumulative
  effect of an accounting change............................   2,272      1,991
                                                              ------     ------
Income taxes -- Current.....................................     362        308
               -- Deferred..................................     303        282
                                                              ------     ------
                                                                 665        590
                                                              ------     ------
Income before minority interest and cumulative effect of an
  accounting change.........................................   1,607      1,401
                                                              ------     ------
Minority interest...........................................     (69)       (55)
                                                              ------     ------
Income before cumulative effect of an accounting change.....   1,538      1,346
                                                              ------     ------
Cumulative effect of an accounting change, net of tax.......      (6)        --
                                                              ------     ------
Net income..................................................  $1,532     $1,346
                                                              ======     ======
Earnings per common share:
  Basic
     Income before cumulative effect of an accounting
      change................................................  $ 0.66     $ 0.58
                                                              ======     ======
     Net income.............................................  $ 0.66     $ 0.58
                                                              ======     ======
  Diluted
     Income before cumulative effect of an accounting
      change................................................  $ 0.65     $ 0.57
                                                              ======     ======
     Net income.............................................  $ 0.65     $ 0.57
                                                              ======     ======
Cash dividends per common share.............................  $0.037     $0.033
                                                              ======     ======
Average shares outstanding:
  Basic.....................................................   2,334      2,320
                                                              ------     ------
  Diluted...................................................   2,359      2,346
                                                              ------     ------

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               2001        2000
                                                              -------    --------
                                                                  (UNAUDITED)
Cash Flows From Operating Activities:
Net Income..................................................  $1,532     $ 1,346
                                                              ------     -------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Non-cash revenues, expenses, gains and losses included in
     income:
  Change in:
     General and life insurance reserves....................   1,526       2,029
     Premiums and insurance balances receivable and
      payable -- net........................................     119        (668)
     Reinsurance assets.....................................    (889)       (267)
     Deferred policy acquisition costs......................    (155)       (245)
     Investment income due and accrued......................     162         (46)
     Funds held under reinsurance treaties..................     (23)         (8)
     Other policyholders' funds.............................      95         142
     Current and deferred income taxes -- net...............     389         241
     Reserve for commissions, expenses and taxes............     161         320
     Other assets and liabilities -- net....................     773        (538)
     Trading assets and liabilities -- net..................     460      (1,623)
     Trading securities, at market value....................     583         (75)
     Spot commodities, at market value......................    (120)        (81)
     Net unrealized gain on interest rate and currency
      swaps, options and forward transactions...............    (861)       (396)
     Securities purchased under agreements to resell........    (664)        637
     Securities sold under agreements to repurchase.........     288         117
     Securities and spot commodities sold but not yet
      purchased, at market value............................    (409)      1,348
  Realized capital losses...................................      51          21
  Equity in income of partially-owned companies and other
     invested assets........................................     (92)        (39)
  Depreciation expenses, principally flight equipment.......     293         275
  Change in cumulative translation adjustments..............     (62)         49
  Other -- net..............................................    (159)        (40)
                                                              ------     -------
  Total Adjustments.........................................   1,466       1,153
                                                              ------     -------
Net cash provided by operating activities...................  $2,998     $ 2,499
                                                              ======     =======

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                                 (IN MILLIONS)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                                                  (UNAUDITED)
Cash Flows From Investing Activities:
  Cost of fixed maturities, at amortized cost matured or
     redeemed...............................................  $     --    $    333
  Cost of bonds, at market sold.............................     7,718       7,063
  Cost of bonds, at market matured or redeemed..............     1,766       1,652
  Cost of equity securities sold............................     1,463       1,704
  Realized capital losses...................................       (51)        (21)
  Purchases of fixed maturities.............................   (13,113)    (10,779)
  Purchases of equity securities............................    (1,361)     (1,725)
  Mortgage, policy and collateral loans granted.............      (600)       (531)
  Repayments of mortgage, policy and collateral loans.......       384         338
  Sales of securities available for sale....................     1,298       2,483
  Maturities of securities available for sale...............       237         476
  Purchases of securities available for sale................    (3,044)     (3,439)
  Sales of flight equipment.................................         1           2
  Purchases of flight equipment.............................    (1,256)       (954)
  Net additions to real estate and other fixed assets.......       (94)       (120)
  Sales or distributions of other invested assets...........       986         985
  Investments in other invested assets......................    (1,492)     (1,443)
  Change in short-term investments..........................       (67)         76
  Investments in partially-owned companies..................       (46)         --
                                                              --------    --------
Net cash used in investing activities.......................    (7,271)     (3,900)
                                                              --------    --------
Cash Flows From Financing Activities:
  Change in policyholders' contract deposits................     1,372          89
  Change in trust deposits and deposits due to banks and
     other depositors.......................................       337          99
  Change in commercial paper................................     1,021       1,814
  Proceeds from notes, bonds, loans and mortgages payable...     5,687       2,221
  Repayments on notes, bonds, loans and mortgages payable...    (3,921)     (1,898)
  Proceeds from guaranteed investment agreements............     1,914       1,253
  Maturities of guaranteed investment agreements............    (1,690)     (1,540)
  Redemption of subsidiary company preferred stock..........      (185)         --
  Proceeds from common stock issued.........................        25          47
  Proceeds from subsidiary company preferred stock issued...        --         350
  Cash dividends to shareholders............................       (87)        (78)
  Acquisition of treasury stock.............................      (197)       (911)
  Other -- net..............................................        (6)         34
                                                              --------    --------
Net cash provided by financing activities...................     4,270       1,480
                                                              --------    --------
Change in cash..............................................        (3)         79
Cash at beginning of period.................................       256         132
                                                              --------    --------
Cash at end of period.......................................  $    253    $    211
                                                              ========    ========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN MILLIONS)

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                               2001      2000
                                                              ------    ------
                                                                (UNAUDITED)
Net income..................................................  $1,532    $1,346
Other comprehensive income:
  Unrealized appreciation of investments -- net of
     reclassification adjustments...........................     983        15
     Deferred income tax expense on changes.................    (399)      (23)
  Foreign currency translation adjustments(a)...............     (98)       49
     Applicable income tax benefit on changes...............      22        19
  Cumulative effect of an accounting change, net of
     tax(b).................................................     179        --
  Net derivative losses arising from cash flow hedging
     activities.............................................    (140)       --
     Deferred income tax expense on changes.................      (6)       --
  Cumulative effect of an accounting change, net of
     tax(c).................................................     339        --
                                                              ------    ------
  Total.....................................................     880        60
                                                              ------    ------
Comprehensive income........................................  $2,412    $1,406
                                                              ======    ======

---------------
(a) Includes immaterial derivative gains and losses arising from hedges of net investments in foreign operations.

(b) Consists of derivative gains and losses arising from the adoption of FASB
    133.

(c) Represents the unrealized appreciation arising from the transfer of the bonds held to maturity portfolio to the bonds available for sale portfolio in connection with the implementation of FASB 133.

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                  (UNAUDITED)

a) These statements are unaudited. In the opinion of management, all adjustments consisting of normal recurring accruals have been made for a fair presentation of the results shown. All material intercompany accounts and transactions have been eliminated. For further information, refer to the Annual Report on Form 10-K of AIG for the year ended December 31, 2000 and the Statistical Supplement for the quarter ended March 31, 2001, which can be viewed on AIG's website at www.aig.com.

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

c) Cash flow information for the three month periods ended March 31, 2001 and 2000 is as follows:

                                                              2001     2000
                                                              -----    -----
                                                              (IN MILLIONS)
Income taxes paid...........................................  $209     $311
Interest paid...............................................  $721     $592

d)  Segment Information:

    The following table summarizes the operations by major operating segment for the three month periods ended March 31, 2001 and 2000 (in millions):

                                                               OPERATING SEGMENTS
                                                              --------------------
                                                               2001         2000
                                                              -------      -------
Revenues(1):
  General Insurance.........................................  $ 5,417      $ 4,782
  Life Insurance............................................    5,409        4,920
  Financial Services........................................    1,025          895
  Asset Management..........................................      312          297
  Other.....................................................      (12)          (4)
                                                              -------      -------
    Total...................................................  $12,151      $10,890
                                                              =======      =======
Operating income:
  General Insurance.........................................  $   951      $   887
  Life Insurance............................................      939          783
  Financial Services........................................      329          281
  Asset Management..........................................      111          104
  Other.....................................................      (58)         (64)
                                                              -------      -------
    Total...................................................  $ 2,272      $ 1,991
                                                              =======      =======

    -------------------

    (1) Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transaction and other fees, asset management commissions and other fees, and realized capital gains (losses).

    The following table summarizes AIG's general insurance operations by major reporting group for the three month periods ended March 31, 2001 and 2000 (in millions):

                                                              GENERAL INSURANCE
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Revenues:
  Domestic Brokerage Group..................................  $3,046     $2,501
  Foreign General...........................................   1,560      1,551
  Other.....................................................     811        730
                                                              ------     ------
    Total...................................................  $5,417     $4,782
                                                              ======     ======

                                                              GENERAL INSURANCE
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Operating income before realized capital gains (losses)(1):
  Domestic Brokerage Group..................................  $  553     $  459
  Foreign General...........................................     299        261
  Other.....................................................     120        155
                                                              ------     ------
    Total...................................................  $  972     $  875
                                                              ======     ======

    -------------------

    (1) Realized capital gains (losses) are not deemed to be an integral part of AIG's general insurance operations' internal reporting groups.

    The following table summarizes AIG's life insurance operations by major reporting group for the three month periods ended March 31, 2001 and 2000 (in millions):

                                                               LIFE INSURANCE
                                                              ----------------
                                                               2001      2000
                                                              ------    ------
Revenues:
  American International Assurance Company Ltd. and Nan Shan
    Life Insurance Company, Ltd. ...........................  $2,463    $2,268
  American Life Insurance Company...........................   1,402     1,372
  Domestic Life.............................................   1,413     1,166
  Other.....................................................     131       114
                                                              ------    ------
    Total...................................................  $5,409    $4,920
                                                              ======    ======
Operating income before realized capital gains (losses)(1):
  American International Assurance Company Ltd. and Nan Shan
    Life Insurance Company, Ltd. ...........................  $  363    $  313
  American Life Insurance Company...........................     210       182
  Domestic Life.............................................     364       299
  Other.....................................................      20        18
                                                              ------    ------
    Total...................................................  $  957    $  812
                                                              ======    ======

    -------------------

    (1) Realized capital gains (losses) are not deemed to be an integral part of AIG's life insurance operations' internal reporting groups.

    The following table summarizes AIG's financial services operations by major reporting group for the three month periods ended March 31, 2001 and 2000 (in millions):

                                                                FINANCIAL
                                                                 SERVICES
                                                              --------------
                                                               2001     2000
                                                              ------    ----
Revenues:
  International Lease Finance Corporation ..................  $  621    $550
  AIG Financial Products Corp. .............................     248     212
  AIG Trading Group Inc. ...................................      39      73
  Other.....................................................     117      60
                                                              ------    ----
    Total...................................................  $1,025    $895
                                                              ======    ====
Operating income:
  International Lease Finance Corporation ..................  $  160    $139
  AIG Financial Products Corp. .............................     165     139
  AIG Trading Group Inc. ...................................       7      22
  Other.....................................................      (3)    (19)
                                                              ------    ----
    Total...................................................  $  329    $281
                                                              ======    ====

e) Statement of Accounting Standards No. 130 "Comprehensive Income" (FASB 130) establishes standards for reporting comprehensive income and its components as part of capital funds. The reclassification adjustments with respect to available for sale securities were $(51) million and $(21) million for the first three months of 2001 and 2000, respectively.

f)  Accounting Standards:

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". In June 2000, FASB issued Statement of Financial Accounting Standards No. 138 "Accounting for Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133" (collectively, FASB 133).

    FASB 133 requires AIG to recognize all derivatives in the consolidated balance sheet at fair value. The financial statement recognition of the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative and the extent to which the derivative is effective as part of a hedge transaction. The changes in fair value of the derivative transactions of AIGFP and AIGTG are currently presented, in all material respects, as a component of AIG's operating income. The discussion below relates to the derivative activities of AIG other than those of AIGFP and AIGTG.

    On the date the derivative contract is entered into, AIG designates the derivative as: (1) a hedge of the subsequent changes in the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge); (2) a hedge of a forecasted transaction, or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge); or (3) a hedge of a net investment in a foreign operation. Fair value and cash flow hedges may involve foreign currencies ("foreign currency hedges"). The gain or loss in the fair value of a derivative that is designated, qualifies and is highly effective as a fair value hedge is recorded in current period earnings along with the loss or gain on the hedged item attributable to the hedged risk. The gain or loss in the fair value of a derivative that is designated, qualifies and is highly effective as a cash flow hedge is recorded in other comprehensive income, until earnings are affected by the variability of cash flows. The gain or loss in the fair value of a derivative that is designated, qualifies and is highly effective as a hedge of a net investment in a foreign operation is recorded in the foreign currency translation adjustments account within other comprehensive income. Changes in the fair value of derivatives used for other than the above hedging activities are reported in current period earnings.

    AIG documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as hedges to specific assets or liabilities on the balance sheet, or specific firm commitments or forecasted transactions. AIG also assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

    AIG adopted FASB 133 on January 1, 2001. In accordance with the transition provisions of FASB 133, AIG recorded in its first quarter 2001 consolidated income statement a cumulative effect of an accounting change adjustment loss of $6 million. This loss represents the net fair value of all previously unrecorded derivative instruments as of January 1, 2001, net of tax and after the application of hedge accounting. AIG also recorded in its first quarter of 2001 consolidated statement of comprehensive income a cumulative effect of an accounting change adjustment gain of $179 million. This gain represents the increase in other comprehensive income, net of taxes, arising from recognizing the fair value of all derivative contracts designated as cash flow hedging instruments, and to a lesser extent, hedging instruments used to hedge net investments in foreign operations.

    AIG (excluding its two trading operations, AIGFP and AIGTG) uses derivative instruments (principally swap and forward contracts) to hedge risk exposures to interest rate and foreign currency risks. These risks arise primarily from available-for-sale fixed income securities, debt, policyholder account balance liabilities associated with guaranteed investment contracts and net investments in foreign operations. Other hedging activities, such as those involving forecasted transactions or equity securities, are not significant. During the first three months of 2001, there were no hedges that were discontinued or otherwise no longer qualify as hedges under FASB 133. With respect to fair value hedges, net income for the first three months reflected a net $8 million gain from hedge ineffectiveness. With respect to cash flow hedges, such ineffectiveness amounted to a net loss of $2 million. There were minor reclassifications to earnings from other comprehensive income under cash flow hedge accounting. These reclassifications were connected to a program of synthetically converting certain fixed income securities from a floating interest rate to a fixed interest rate. The maximum amount of net derivative losses to be reclassified into net income within the next twelve months is insignificant. The maximum length of time over which future cash flows are hedged is approximately 9 years.

    In addition to hedging activities, AIG also uses derivative instruments with respect to investment operations, which include, among other things, writing option contracts, and purchasing investments with embedded derivatives, such as equity aligned notes and convertible bonds. All changes in the market value of these derivatives are recorded in earnings. AIG bifurcates an embedded derivative where: (1) the economic characteristics of the embedded instruments are not clearly and closely related to those of the remaining components of the financial instrument; and (2) a separate instrument with the same terms as the embedded instrument meets the definition of a derivative.

    In accordance with the transition provisions of FASB 133, AIG transferred bonds in the held to maturity, at amortized cost category into the bonds available for sale, at market value category. The amortized cost of the bonds transferred was $11.53 billion. The unrealized appreciation, net of deferred tax expense was approximately $339 million at the date of transfer and was recorded as a cumulative effect of an accounting change within other comprehensive income. Under the provisions of FASB 133, such a transfer does not affect AIG's intent nor its ability to hold current or future bonds to their maturity.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-Q and other publicly available documents may include, and AIG's officers and representatives may from time to time make, statements which may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only AIG's belief regarding future events, many of which, by their nature, are inherently uncertain and outside of AIG's control. These statements may address, among other things, AIG's strategy for growth, product development, regulatory approvals, market position, financial results and reserves. It is possible that AIG's actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause AIG's actual results to differ, possibly materially, from those in the specific forward-looking statements are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. AIG is not under any obligation to (and expressly disclaims any such obligations to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

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

     Commencing with AIG's acquisition of HSB in November 2000, HSB was consolidated into AIG's financial statements.

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

     General insurance operations for the three month periods ending March 31, 2001 and 2000 were as follows:

(in millions)
------------------------------------------------------

                                         2001      2000
-------------------------------------------------------
Net premiums written*:
  Domestic                             $3,403    $2,788
  Foreign                               1,462     1,438
-------------------------------------------------------
Total                                  $4,865    $4,226
-------------------------------------------------------
Net premiums earned*:
  Domestic                             $3,331    $2,720
  Foreign                               1,391     1,387
-------------------------------------------------------
Total                                  $4,722    $4,107
-------------------------------------------------------
Adjusted underwriting profit*:
  Domestic                             $  133    $  106
  Foreign                                 123       106
-------------------------------------------------------
Total                                  $  256    $  212
-------------------------------------------------------
Net investment income:
  Domestic                             $  540    $  508
  Foreign                                 176       155
-------------------------------------------------------
Total                                  $  716    $  663
-------------------------------------------------------
Operating income before realized
  capital gains (losses)*:
  Domestic                             $  673    $  614
  Foreign                                 299       261
-------------------------------------------------------
Total                                     972       875
Realized capital gains (losses)           (21)       12
-------------------------------------------------------
Operating income                       $  951    $  887
-------------------------------------------------------

* Reflects the realignment of certain internal divisions in 2000.

     During the first three months of 2001, net premiums written and net premiums earned increased 15.1 percent and 15.0 percent, respectively, from those of 2000. During the first three months of 2001, AIG cancelled or non-renewed approximately $71 million of business worldwide that did not meet AIG's underwriting standards.

     General insurance domestic net premiums written and net premiums earned for the three month periods ended March 31, 2001 and 2000 were as follows:

(in millions)
------------------------------------------------------

                                         2001     2000
-------------------------------------------------------
Net premiums written:
  DBG*                                 $2,650    $2,078
  Personal Lines                          634       601
  Mortgage Guaranty                       119       109
-------------------------------------------------------
Total*                                 $3,403    $2,788
-------------------------------------------------------
Net premiums earned:
  DBG*                                 $2,581    $2,042
  Personal Lines                          630       568
  Mortgage Guaranty                       120       110
-------------------------------------------------------
Total*                                 $3,331    $2,720
-------------------------------------------------------

* Reflects the realignment of certain internal divisions in 2000.

     Commencing in the latter part of 1999 and continuing through 2001, the commercial property-casualty market place has experienced rate increases. Virtually all areas of DBG have experienced rate increases. Overall, DBG's net premiums written increased $572 million or 27.5 percent in 2001 over 2000.

     Personal Lines' net premiums written increased 5.5 percent or $33 million in the first three months of 2001 over 2000. The growth in 2001 primarily resulted from an increase in the number of policies issued with respect to preferred, standard and non-standard auto risks and increased rates.

     Growth of 1.6 percent and 0.3 percent for foreign general insurance net premiums written and net premiums earned, respectively, in the first three months of 2001 over 2000 reflect growth of operations in the United Kingdom, Continental Europe and the Far East. Foreign general insurance operations produced 30.1 percent of the general insurance net premiums written in the first three months of 2001 and 34.0 percent in 2000.

     In comparing the foreign currency exchange rates used to translate the results of AIG's foreign general operations during the first three months of 2001 to those foreign currency exchange rates used to translate AIG's foreign general results during the same period of 2000, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, when foreign net premiums written were translated into U.S. dollars for the purposes of the preparation of the consolidated financial statements, total general insurance net premiums written were approximately 2.2 percentage points less than they would have been if translated utilizing those foreign currency exchange rates which prevailed during that same period of 2000.

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

     AIG, along with most general insurance entities, uses the loss ratio, the expense ratio and the combined ratio as measures of performance. The loss ratio is the sum of losses and loss expenses incurred divided by net premiums earned. The expense ratio is statutory underwriting expenses divided by net premiums written. The combined ratio is the sum of the loss ratio and the expense ratio. These ratios are relative measurements that describe for every $100 of net premiums earned or written, the cost of losses and statutory expenses, respectively. The combined ratio presents the total cost per $100 of premium production. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting loss. The statutory general insurance ratios were as follows:
------------------------------------------------------

                                          2001     2000
-------------------------------------------------------
Domestic:
  Loss Ratio                             80.92    81.02
  Expense Ratio                          16.01    16.35
-------------------------------------------------------
Combined Ratio                           96.93    97.37
-------------------------------------------------------
Foreign:
  Loss Ratio                             63.01    63.79
  Expense Ratio                          30.13    28.73
-------------------------------------------------------
Combined Ratio                           93.14    92.52
-------------------------------------------------------
Consolidated:
  Loss Ratio                             75.64    75.21
  Expense Ratio                          20.25    20.57
-------------------------------------------------------
Combined Ratio                           95.89    95.78
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

     The adjusted underwriting profits were $256 million in the first three months of 2001 and $212 million in the same period of 2000. Domestic adjusted underwriting profit increased primarily as a result of the disciplined underwriting of DBG. The regulatory, product type and competitive environment as well as the degree of litigation activity in any one country varies significantly. These factors have a direct impact on pricing and consequently profitability as reflected by adjusted underwriting profit and statutory general insurance ratios.

     AIG's results reflect the net impact of incurred losses from catastrophes approximating $18 million and $25 million in the first three months of 2001 and 2000, respectively. AIG's gross incurred losses from catastrophes approximated $58 million and $89 million in 2001 and 2000, respectively. The impact of losses caused by catastrophes can fluctuate widely from period to period, making comparisons of recurring type business more difficult. The pro forma table below excludes catastrophe losses in order to present comparable results of AIG's recurring core underwriting operations. The pro forma consolidated statutory general insurance ratios would be as follows:

--------------------------------------------------------
                                           2001    2000
--------------------------------------------------------
Loss Ratio                                 75.26   74.60
Expense Ratio                              20.25   20.57
--------------------------------------------------------
Combined Ratio                             95.51   95.17
--------------------------------------------------------

     AIG's historic ability to maintain its combined ratio below 100 is primarily attributable to the profitability of AIG's foreign general insurance operations and AIG's emphasis on maintaining its disciplined underwriting, especially in the domestic specialty markets. In addition, AIG does not seek net premium growth where rates do not adequately reflect its assessment of exposures.

     General insurance net investment income in the first three months of 2001 increased 7.9 percent when compared to the same period of 2000. The growth in net investment income in 2001 was primarily attributable to new cash flow for investment. The new cash flow was generated from net general insurance operating cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     General insurance realized capital losses were $21 million in the first three months of 2001 and realized capital gains were $12 million in 2000. These realized capital gains and losses resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

     General insurance operating income in the first three months of 2001 increased 7.3 percent when compared to the same period of 2000. The contribution of general insurance operating income to income before income taxes, minority interest and cumulative effect of an accounting change was 41.9 percent in 2001 compared to 44.5 percent in 2000.

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

     AIG's general reinsurance assets amounted to $23.78 billion and resulted from AIG's reinsurance arrangements. Thus, a credit exposure existed at March 31, 2001 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2000, approximately 43 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances were collateralized. The remaining 57 percent of the general reinsurance assets were from authorized reinsurers and over 95 percent of such balances are from reinsurers rated A-(excellent) or better, as rated by A.M. Best. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Through March 31, 2001, these distribution percentages have not significantly changed.

     AIG's allowance for estimated unrecoverable reinsurance has not significantly changed from December 31, 2000 when AIG had allowances for unrecoverable reinsurance approximating $76 million. At that date AIG had no significant reinsurance recoverables from any individual reinsurer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

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

     At March 31, 2001, the consolidated general reinsurance assets of $23.78 billion include reinsurance recoverables for paid losses and loss expenses of $3.74 billion and $15.70 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently. It is AIG's belief that the ceded reserves at March 31, 2001 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

     At March 31, 2001, general insurance reserves for losses and loss expenses (loss reserves) amounted to $40.72 billion. These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses and amounts of discounting related to certain workers' compensation claims. At March 31, 2001, general insurance net loss reserves increased $63 million from prior year end to $25.01 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at March 31, 2001. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on future results of operations.

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

     In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims with the same degree of reliability as is the case for other types of claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by the changes in Superfund and waste dump site coverage issues. Although the estimated liabilities for these claims are subject to a significantly greater margin of error than for other claims, the reserves carried for these claims at March 31, 2001 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. In the future, if the environmental claims develop deficiently, such deficiency would have an adverse impact on future results of operations. (See the previous discussion on reinsurance collectibility herein.)

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

     A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at March 31, 2001 and 2000 was as follows:

(in millions)
------------------------------------------------------------
                                   2001            2000
                               -------------   -------------
                               GROSS    NET    GROSS    NET
------------------------------------------------------------
Asbestos:
Reserve for losses and loss
  expenses at beginning of
  year                         $1,100   $338   $1,093   $306
Losses and loss expenses
  incurred                        108     22       16      7
Losses and loss expenses paid    (110)   (39)    (127)   (25)
------------------------------------------------------------
Reserve for losses and loss
  expenses at end of period    $1,098   $321   $  982   $288
------------------------------------------------------------
Environmental:
Reserve for losses and loss
  expenses at beginning of
  year                         $1,345   $517   $1,519   $585
Losses and loss expenses
  incurred                        (28)   (18)       9      6
Losses and loss expenses paid     (76)   (27)     (42)   (21)
------------------------------------------------------------
Reserve for losses and loss
  expenses at end of period    $1,241   $472   $1,486   $570
------------------------------------------------------------

(in millions)
------------------------------------------------------------
                                   2001            2000
                               -------------   -------------
                               GROSS    NET    GROSS    NET
------------------------------------------------------------
Combined:
Reserve for losses and loss
  expenses at beginning of
  year                         $2,445   $855   $2,612   $891
Losses and loss expenses
  incurred                         80      4       25     13
Losses and loss expenses paid    (186)   (66)    (169)   (46)
------------------------------------------------------------
Reserve for losses and loss
  expenses at end of period    $2,339   $793   $2,468   $858
------------------------------------------------------------

     The gross and net IBNR included in the aforementioned reserve for losses and loss expenses at March 31, 2001 and December 31, 2000 were estimated as follows:

(in millions)
------------------------------------------------------

                                   2001            2000
                               -------------   -------------
                               GROSS    NET    GROSS    NET
------------------------------------------------------------
Combined                       $1,039   $312   $1,042   $314
------------------------------------------------------------

     A summary of asbestos and environmental claims count activity for the three month periods ended March 31, 2001 and 2000 was as follows:

--------------------------------------------------------------------------------------------------------------------
                                                          2001                                  2000
                                           -----------------------------------   -----------------------------------
                                           ASBESTOS   ENVIRONMENTAL   COMBINED   ASBESTOS   ENVIRONMENTAL   COMBINED
--------------------------------------------------------------------------------------------------------------------
Claims at beginning of year                 6,796        11,323        18,119     6,746        13,432        20,178
Claims during year:
  Opened                                      178           467           645       182           497           679
  Settled                                     (19)         (529)         (548)      (33)         (164)         (197)
  Dismissed or otherwise resolved            (144)         (949)       (1,093)      (81)         (618)         (699)
--------------------------------------------------------------------------------------------------------------------
Claims at end of period                     6,811        10,312        17,123     6,814        13,147        19,961
--------------------------------------------------------------------------------------------------------------------

     The average cost per claim settled, dismissed or otherwise resolved for the three month periods ended March 31, 2001 and 2000 was as follows:
------------------------------------------------------

                              2001                   2000
                       -------------------   ---------------------
                        GROSS       NET        GROSS        NET
------------------------------------------------------------------
Asbestos               $674,800   $239,300   $1,114,000   $219,300
Environmental            51,400     18,300       53,700     26,900
Combined                113,300     40,200      188,600     51,300
------------------------------------------------------------------

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

     AIG's survival ratios for involuntary asbestos and environmental claims, separately and combined, were based upon a three year average pay-
ment. These ratios at March 31, 2001 and 2000 were as follows:
------------------------------------------------------

                                2001              2000
                            ------------      -------------
                            GROSS    NET      GROSS    NET
-----------------------------------------------------------
Involuntary survival
  ratios:
Asbestos                     1.6     2.3       1.8      3.5
Environmental               10.3     9.7      13.7     13.3
Combined                     3.4     5.0       4.4      7.7
-----------------------------------------------------------

     AIG's operations are negatively impacted under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company's future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits for 2000 were $15 million. Based upon current information, AIG does not anticipate that its net assessment will be significantly different in 2001.

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

     Life insurance operations for the three month periods ending March 31, 2001 and 2000 were as follows:

(in millions)
------------------------------------------------------

                                       2001       2000
--------------------------------------------------------
Premium income:
  Domestic                           $    374   $    286
  Foreign                               3,132      2,992
--------------------------------------------------------
Total                                $  3,506   $  3,278
--------------------------------------------------------
Net investment income:
  Domestic                           $  1,059   $    924
  Foreign                                 862        747
--------------------------------------------------------
Total                                $  1,921   $  1,671
--------------------------------------------------------
Operating income before realized
  capital losses:
  Domestic                           $    364   $    299
  Foreign                                 593        513
--------------------------------------------------------
Total                                     957        812
Realized capital losses                   (18)       (29)
--------------------------------------------------------
Operating income                     $    939   $    783
--------------------------------------------------------
Life insurance in-force:*
  Domestic                           $ 92,167   $ 88,743
  Foreign                             498,530    494,316
--------------------------------------------------------
Total                                $590,697   $583,059
--------------------------------------------------------

* Amounts presented were as at March 31, 2001 and December 31, 2000, respectively.

     AIG's life premium income during the first three months of 2001 represented a 7.0 percent increase from the same period in 2000. Foreign life operations produced 89.3 percent and 91.3 percent of the life premium income in 2001 and 2000, respectively.

     The traditional life products, particularly individual life products, were major contributors to the growth in foreign premium income. These tradi-tional life products, coupled with the increased distribution of financial and investment products contributed to the growth in foreign investment income. A mixture of traditional, accident and health and financial products are being sold in Japan through ALICO.

     As previously discussed, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, for the first three months of 2001, when foreign life premium income was translated into U.S. dollars for purposes of the preparation of the consolidated financial statements, total life premium income was approximately 5.7 percentage points less than it would have been if translated utilizing exchange rates prevailing in 2000.

     Life insurance net investment income increased 14.9 percent during the first three months of 2001. The growth in net investment income was primarily attributable to both foreign and domestic new cash flow for investment. The new cash flow was generated from life insurance operations and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     Life insurance realized capital losses for the first three months were $18 million in 2001 and $29 million in 2000. These realized capital losses resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

     Life insurance operating income during the first three months of 2001 increased 19.8 percent to $939 million. Excluding realized capital losses from life insurance operating income, the percent increase would be 17.8 percent. The contribution of life insurance operating income to income before income taxes, minority interest and cumulative effect of an accounting change amounted to 41.3 percent during the first three months of 2001 compared to 39.3 percent in the same period of 2000.

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

     Additionally, there exists a future investment risk associated with certain policies currently in force which will have premium receipts in the future. That is, the investment of these future premium receipts may be at a yield below that required to meet future policy liabilities. The anticipated average period for the receipt and investment of these future premium receipts is 6.1 years. These durations compare with an estimated average duration of 10.4 years for the corresponding policy liabilities. These durations have not changed significantly during 2001. To maintain an adequate yield to match the interest necessary to support future policy liabilities, constant management focus is required to reinvest the proceeds of the maturing securities and to invest the future premium receipts without sacrificing investment quality. To the extent permitted under local regulation, AIG may invest in qualified longer-term securities outside Japan to achieve a closer matching in both duration and the required yield. AIG is able to manage any asset-liability duration difference through maintenance of sufficient global liquidity and to support any operational shortfall through its international financial network. (See also the discussion under "Liquidity" herein.)

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

     Financial services operations for the three month periods ending March 31, 2001, and 2000 were as follows:

(in millions)
------------------------------------------------------

                                         2001      2000
--------------------------------------------------------
Revenues:
International Lease Finance
  Corporation                           $  621    $  550
AIG Financial Products Corp.*              248       212
AIG Trading Group Inc.*                     39        73
Other                                      117        60
--------------------------------------------------------
Total                                   $1,025    $  895
--------------------------------------------------------
Operating income:
International Lease Finance
  Corporation                           $  160    $  139
AIG Financial Products Corp.               165       139
AIG Trading Group Inc.                       7        22
Other, including intercompany
  adjustments                               (3)      (19)
--------------------------------------------------------
Total                                   $  329    $  281
--------------------------------------------------------

* Represents commissions, transaction and other fees.

     Financial services operating income increased 17.0 percent in the first three months of 2001 over 2000.

     Financial services operating income represented 14.5 percent of AIG's income before income taxes, minority interest and cumulative effect of an accounting change in the first three months of 2001. This compares to 14.1 percent in the same period of 2000.

     ILFC generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in the first three months of 2001 increased
13.1 percent from the same period of 2000. The revenue growth resulted primarily from the increase in flight equipment available for operating lease and the increase in the relative cost of the leased fleet. Approximately 20 percent of ILFC's operating lease revenues are derived from U.S. and Canadian airlines. During the first three months of 2001, operating income increased 15.7 percent from the same period of 2000. ILFC finances its purchases of aircraft primarily through the issuance of a variety of debt instruments. The composite borrowing rates at the end of the first three months of 2001 and 2000 were 5.92 percent and 6.12 percent, respectively. (See also the discussions under "Capital Resources" and "Liquidity" herein and Note (d) of Notes to Financial Statements.)

     ILFC is exposed to loss through non-performance of aircraft lessees, through owning aircraft which it would be unable to sell or re-lease at acceptable rates at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At March 31, 2001, there were 404 aircraft subject to operating leases and there was one aircraft off lease. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     AIGFP participates in the derivatives dealer market conducting, primarily as principal, an interest rate, currency, equity and credit derivative products business. AIGFP also enters into structured transactions including long-dated forward foreign exchange contracts, option transactions, liquidity facilities and investment agreements and invests in a diversified portfolio of securities. AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than from speculative transactions. Revenues in the first three months of 2001 increased 16.6 percent from the same period of 2000. During the first three months of 2001, operating income increased 18.5 percent from the same period of 2000. As AIGFP is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein and Note (d) of Notes to Financial Statements.)

     AIGTG derives a substantial portion of their revenues from market making and trading activities, as principals, in foreign exchange, interest rates and precious and base metals. Revenues in the first three months of 2001 decreased
46.8 percent from the same period of 2000. During the first three months of 2001, operating income decreased 70.2 percent from the same period of 2000. As AIGTG is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance or for comparing revenues to operating income. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein and Note (d) of Notes to Financial Statements.)

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

     Asset management operations for the three month periods ending March 31, 2001 and 2000 were as follows:

(in millions)
------------------------------------------------------

                                           2001    2000
-------------------------------------------------------
Revenues                                   $312    $297
Operating income                            111     104
-------------------------------------------------------

     Asset management operating income in the first three months of 2001 increased 7.2 percent when compared to the same period of 2000.

     Asset management operating income represented 4.9 percent of AIG's income before income taxes, minority interest and cumulative effect of an accounting change in the first three months of 2001. This compares to 5.2 percent in the same period of 2000.

     At March 31, 2001, AIG's third party assets under management, including both retail mutual funds and institutional accounts, approximated $33 billion.

OTHER OPERATIONS

     Other realized capital losses amounted to $12 million, and $4 million in the first three months of 2001 and 2000, respectively.

     Other income (deductions)-net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially-owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In the first three months of 2001, net deductions amounted to $46 million. In the same period of 2000, net deductions amounted to $60 million.

     Income before income taxes, minority interest and cumulative effect of an accounting change amounted to $2.27 billion in the first three months of 2001. Income before income taxes and minority interest amounted to $1.99 billion in the same period of 2000.

     In the first three months of 2001, AIG recorded a provision for income taxes of $665 million compared to the provision of $590 million in the same period of 2000. These provisions represent effective tax rates of 29.3 percent in the first three months of 2001, and 29.6 percent in the same period of 2000.

     Minority interest represents minority shareholders' equity in income of certain majority-owned consolidated subsidiaries. Minority interest amounted to $69 million and $55 million in the first three months of 2001 and 2000, respectively.

     Income before the cumulative effect of an accounting change amounted to $1.54 billion in the first three months of 2001 and $1.35 billion in the same period of 2000.

     The cumulative effect of an accounting change resulted from the adoption of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" and Statement of Financial Accounting Standards No. 138 "Accounting for Derivative Instruments and Hedging
Activities -- an amendment of FASB Statement No. 133" (collectively, FASB 133).

     Net income amounted to $1.53 billion in the first three months of 2001 and $1.35 billion in the same period of 2000. The increases in net income over the periods resulted from those factors described above.

CAPITAL RESOURCES

     At March 31, 2001, AIG had total capital funds of $41.75 billion and total borrowings of $43.25 billion. At that date, $38.44 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

     Total borrowings and borrowings not guaranteed or matched at March 31, 2001 and December 31, 2000 were as follows:

(in millions)
--------------------------------------------------------
                                       2001       2000
--------------------------------------------------------
GIAs -- AIGFP                         $13,819    $13,595
--------------------------------------------------------
Commercial Paper:
  AIG Funding, Inc.                     2,543        968
  ILFC(a)                               4,298      4,259
  A.I. Credit Corp.                        --        597
  AIG Finance (Taiwan) Limited(a)         107        104
  AIG Credit Card Company
    (Taiwan)(a)                            37         36
--------------------------------------------------------
  Total                                 6,985      5,964
--------------------------------------------------------
Medium Term Notes:
  ILFC(a)                               3,259      3,175
  AIG                                     527        582
--------------------------------------------------------
  Total                                 3,786      3,757
--------------------------------------------------------
Notes and Bonds Payable:
  ILFC(a)                               6,099      5,529
  AIGFP                                 9,901      8,755
  AIG                                     723        720
--------------------------------------------------------
  Total                                16,723     15,004
--------------------------------------------------------
Loans and Mortgages Payable:
  ILFC(a)(b)                              447        463
  AIG Finance (Hong Kong) Limited(a)      367        346
  AIG Consumer Finance Group,
    Inc.(a)                               701        662
  AIG                                     417        440
--------------------------------------------------------
  Total                                 1,932      1,911
--------------------------------------------------------
Total Borrowings                       43,245     40,231
--------------------------------------------------------
Borrowings not guaranteed by AIG       15,315     14,574
Matched GIA borrowings                 13,819     13,595
Matched notes and bonds payable --
  AIGFP                                 9,310      8,127
--------------------------------------------------------
                                       38,444     36,296
--------------------------------------------------------
Remaining borrowings of AIG           $ 4,801    $ 3,935
--------------------------------------------------------

(a)AIG does not guarantee or support these borrowings.
(b)Capital lease obligations.

     The maturity distributions of total borrowings at March 31, 2001 and December 31, 2000 were as follows:

(in millions)
------------------------------------------------------

                                       2001       2000
--------------------------------------------------------
Short-term borrowings                 $17,686    $14,989
Long-term borrowings(a)                25,559     25,242
--------------------------------------------------------
Total borrowings                      $43,245    $40,231
--------------------------------------------------------

(a)Including commercial paper and excluding that portion of long-term debt maturing in less than one year.

     During the first three months of 2001, AIGFP increased the aggregate principal amount outstanding of its notes and bonds payable to $9.90 billion. AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The funds may also be temporarily invested in securities purchased under agreements to resell. (See also the discussions under "Operational Review", "Liquidity" and "Derivatives" herein.)

     AIG Funding, Inc. (Funding), through the issuance of commercial paper, fulfills the short-term cash requirements of AIG and its non-insurance subsidiaries. Funding intends to continue to meet AIG's funding requirements through the issuance of commercial paper guaranteed by AIG. This issuance of Funding's commercial paper is subject to the approval of AIG's Board of Directors. ILFC and A.I. Credit Corp. (AICCO) as well as AIG Credit Card Company (Taiwan) -- (AIGCCC-Taiwan) and AIG Finance (Taiwan) Limited -- (AIGF-Taiwan), both consumer finance subsidiaries in Taiwan, have issued commercial paper for the funding of their own operations. At March 31, 2001, AIG did not guarantee or support the commercial paper of any of its subsidiaries other than Funding. In early 2001, AICCO ceased issuing commercial paper under its program and the agreement which AIG had provided supporting the commercial paper was terminated; AICCO's funding requirements are now met through Funding's program. (See also the discussion under "Derivatives" herein.)

     AIG and Funding have entered into syndicated revolving credit facilities (collectively, the Facility) aggregating $1.5 billion. The Facility consists of $1.0 billion in short-term revolving credit facilities and a $500 million five year revolving credit facility. The Facility can be used for general corporate purposes and also to provide backup for AIG's commercial paper programs administered by Funding. There are currently no borrowings outstanding under the Facility, nor were any borrowings outstanding as of March 31, 2001.

     At March 31, 2001, ILFC had increased the aggregate principal amount outstanding of its medium term and term notes to $9.36 billion, a net increase of $654 million, and recorded a net decline in its capital lease obligations of $16 million and a net increase in its commercial paper of $39 million. At March 31, 2001, ILFC had $950 million in aggregate principal amount of debt securities registered for issuance from time to time. In addition, ILFC has a Euro Medium Term Note Program for $2.0 billion, under which $771 million in notes were sold through March 31, 2001. On May 4, 2001, ILFC registered an additional $4.0 billion principal amount of debt securities for issuance from time to time.

     ILFC has a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft to be delivered through 2001. ILFC has the right, but is not required, to use the facility to fund 85 percent of each aircraft's purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on the first 75 aircraft depending on the delivery date of the aircraft. Through March 31, 2001, ILFC borrowed $2.2 billion under this facility. Borrowings with respect to this facility are included in Notes and Bonds Payable in the accompanying table of borrowings.

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

     During the first three months of 2001, AIG did not issue any Medium Term Notes and $55 million of previously issued notes matured. At March 31, 2001, AIG had $781 million in aggregate principal amount of debt securities registered for issuance from time to time. In early 2001, AIG established a new Medium Term Note program under which these securities may be issued, and $29 million of Medium Term Notes were issued on May 11, 2001.

     AIG's capital funds increased $2.13 billion during the first three months of 2001. Unrealized appreciation of investments, net of taxes increased $584 million. During the first three months of 2001, the cumulative translation adjustment loss, net of taxes, increased $76 million. The change from period to period with respect to the unrealized appreciation of investments, net of taxes was primarily impacted by the decline in domestic interest rates. The transfer of bonds in the held to maturity, at amortized cost category to the bonds available for sale, at market value category in accordance with the transition provisions of FASB 133 resulted in a gain of $339 million recorded in the statement of comprehensive income as a cumulative effect of an accounting change adjustment. (See also the discussion under "Operational Review" and "Liquidity" herein.) Capital funds also includes a cumulative effect of an accounting change adjustment gain of $179 million and current period loss of $146 million, net of taxes relating to derivative contracts designated as cash flow hedging instruments. (See also the discussion under Notes to Financial Statements and the Consolidated Statement of Comprehensive Income.) Retained earnings increased $1.45 billion, resulting from net income less dividends.

     During the period from January 2001 through March 31, 2001, AIG repurchased in the open market 2,545,000 shares of its common stock. AIG intends to continue to buy its common shares in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans.

     Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At March 31, 2001, there were no significant statutory or regulatory issues which would impair AIG's financial condition, results of operations or liquidity. To AIG's knowledge, no AIG company is on any regulatory or similar "watch list". (See also the discussion under "Liquidity" herein.)

     AIG's insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and jurisdictions in which they do business. The National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company's statutory surplus to the risk inherent in its overall operations. At March 31, 2001, the adjusted capital of each of AIG's domestic general companies and of each of AIG's domestic life companies exceeded each of their RBC standards by considerable margins.

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

     At March 31, 2001, AIG's consolidated invested assets included $6.15 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first three months of 2001 amounted to $3.00 billion.

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

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG's insurance operations generated approximately $4.3 billion in pre-tax cash flow during the first three months of 2001. Cash flow includes periodic premium collections, including policyholders' contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits, acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance investment operations generated approximately $2.7 billion in investment income cash flow during the first three months of 2001. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains net of realized capital losses.

     In addition to the combined insurance pre-tax operating cash flow, AIG's insurance operations held $5.52 billion in cash and short-term investments at March 31, 2001. The aforementioned operating cash flow and the cash and short-term balances held provided AIG's insurance operations with a significant amount of liquidity.

     This liquidity is available, among other things, to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $11 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $14 billion of fixed income securities and marketable equity securities during the first three months of 2001.

     The following table is a summary of AIG's invested assets by significant segment, including investment income due and accrued of $2.26 billion and $2.42 billion and real estate of $1.84 billion and $1.87 billion, at March 31, 2001 and December 31, 2000, respectively:

(dollars in millions)
--------------------------------------------------------------------------------

                                                               MARCH 31, 2001                        December 31, 2000
                                                           -----------------------                -----------------------
                                                           INVESTED       PERCENT                 INVESTED       PERCENT
                                                            ASSETS        OF TOTAL                 ASSETS        OF TOTAL
-------------------------------------------------------------------------------------------------------------------------
General insurance                                          $ 43,353         18.7%                 $ 42,892         19.6%
Life insurance                                              106,989         46.1                    98,711         45.0
Financial services and asset management                      81,087         34.9                    76,748         35.0
Other                                                           789          0.3                       831          0.4
-------------------------------------------------------------------------------------------------------------------------
Total                                                      $232,218        100.0%                 $219,182        100.0%
-------------------------------------------------------------------------------------------------------------------------

INSURANCE INVESTED ASSETS

     The following tables summarize the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at March 31, 2001 and December 31, 2000:

(dollars in millions)

------------------------------------------------------------------------------------------------------------------------
                                                                                                   PERCENT DISTRIBUTION
                                                  GENERAL       LIFE                   PERCENT     ---------------------
MARCH 31, 2001                                   INSURANCE    INSURANCE     TOTAL      OF TOTAL    DOMESTIC     FOREIGN
------------------------------------------------------------------------------------------------------------------------
Fixed maturities:
  Available for sale, at market value(a)          $30,215     $ 77,610     $107,825      71.7%        57.8%       42.2%
Equity securities, at market value(b)               4,297        2,341        6,638       4.4         53.7        46.3
Mortgage loans on real estate, policy and
  collateral loans                                     70       10,700       10,770       7.2         58.8        41.2
Short-term investments, including time
  deposits, and cash                                1,390        4,134        5,524       3.7         45.2        54.8
Real estate                                           414        1,333        1,747       1.2         16.7        83.3
Investment income due and accrued                     582        1,602        2,184       1.4         51.1        48.9
Other invested assets                               6,385        9,269       15,654      10.4         76.8        23.2
------------------------------------------------------------------------------------------------------------------------
Total                                             $43,353     $106,989     $150,342     100.0%        58.6%       41.4%
------------------------------------------------------------------------------------------------------------------------

(a)Includes $791 million of bonds trading securities, at market value.
(b)Includes $1.15 billion of non-redeemable preferred stocks, at market value.

(dollars in millions)
--------------------------------------------------------------------------------

                                                                                                   Percent Distribution
                                                  General       Life                   Percent     ---------------------
December 31, 2000                                Insurance    Insurance     Total      of Total    Domestic     Foreign
------------------------------------------------------------------------------------------------------------------------
Fixed maturities:
  Available for sale, at market value(a)          $18,168      $72,159     $ 90,327      63.8%        51.8%       48.2%
  Held to maturity, at amortized cost              11,533           --       11,533       8.1        100.0          --
Equity securities, at market value(b)               4,666        2,309        6,975       4.9         55.4        44.6
Mortgage loans on real estate, policy and
  collateral loans                                     65       10,563       10,628       7.5         58.6        41.4
Short-term investments, including time
  deposits, and cash                                1,448        4,066        5,514       3.9         44.8        55.2
Real estate                                           408        1,359        1,767       1.3         16.6        83.4
Investment income due and accrued                     584        1,689        2,273       1.6         46.8        53.2
Other invested assets                               6,020        6,566       12,586       8.9         88.3        11.7
------------------------------------------------------------------------------------------------------------------------
Total                                             $42,892      $98,711     $141,603     100.0%        58.9%       41.1%
------------------------------------------------------------------------------------------------------------------------

(a)Includes $846 million of bonds trading securities, at market value.
(b)Includes $1.04 billion of non-redeemable preferred stocks, at market value.

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

     At March 31, 2001, approximately 58 percent of the fixed maturities investments were domestic securities. Approximately 36 percent of such domestic securities were rated AAA. Approximately 13 percent were below investment grade or not rated.

     A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At March 31, 2001, approximately 11 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 17 percent were below investment grade or not rated at that date. A large portion of the foreign insurance fixed income portfolio are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

     At March 31, 2001, approximately 18 percent of the fixed maturities portfolio was collateralized mortgage obligations (CMOs), including commercial mortgage backed securities. Substantially all of the CMOs were investment grade and approximately 12 percent of the CMOs were backed by various U.S. government agencies. CMOs are exposed to interest rate risk as the duration and ultimate realized yield would be affected by the accelerated prepayments of the underlying mortgages.

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

     Mortgage loans on real estate, policy and collateral loans comprised 7.2 percent of AIG's insurance invested assets at March 31, 2001. AIG's insurance operations' holdings of real estate mortgages amounted to $6.81 billion of which
78.7 percent was domestic. At March 31, 2001, only a nominal amount were in default. It is AIG's practice to maintain a maximum loan to value ratio of 75 percent at loan origination. At March 31, 2001, AIG's insurance holdings of collateral loans amounted to $841 million, all of which were foreign. It is AIG's strategy to enter into mortgage and collateral loans as an adjunct primarily to life insurance fixed maturity investments. AIG's policy loans increased from $3.03 billion at December 31, 2000 to $3.12 billion at March 31, 2001.

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

     AIG calculated the VaR with respect to the net fair value of each of AIG's insurance segments as of March 31, 2001 and December 31, 2000. AIG's methodology for calculating VaR and the results of the calculations presented herein were performed using historical simulation. Using historical simulation over the delta-normal approach does not significantly change the results of this disclosure. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was re-priced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period was assumed in computing the VaR figure.

     The following table presents the VaR on a combined basis and of each component of market risk for each of AIG's insurance segments as of March 31, 2001 and December 31, 2000. VaR with respect to combined operations cannot be derived by aggregating the individual risk or segment amounts presented herein.

(in millions)
--------------------------------------------------------------------------------

                                                                     GENERAL INSURANCE            LIFE INSURANCE
                                                                     -----------------         ---------------------
                        MARKET RISK                                  2001         2000          2001           2000
--------------------------------------------------------------------------------------------------------------------
Combined                                                             $815         $744         $1,041         $1,162
Interest rate                                                         464          454          1,081          1,119
Currency                                                               50           59            263            373
Equity                                                                805          603            290            293
--------------------------------------------------------------------------------------------------------------------

     The following table presents the average, high and low VaRs on a combined basis and of each component of market risk for each of AIG's insurance segments as of March 31, 2001 and December 31, 2000.

(in millions)
--------------------------------------------------------------------------------

                                                                      2001                           2000
                                                           ---------------------------    ---------------------------
                                                           AVERAGE     HIGH      LOW      AVERAGE     HIGH      LOW
---------------------------------------------------------------------------------------------------------------------
GENERAL INSURANCE
Market Risk
  Combined                                                 $  780     $  815    $  744    $  811     $  954    $  737
  Interest rate                                               459        464       454       419        454       338
  Currency                                                     55         59        50        49         65        29
  Equity                                                      704        805       603       694        828       603
LIFE INSURANCE
Market Risk
  Combined                                                 $1,101     $1,162    $1,041    $1,157     $1,211    $1,105
  Interest rate                                             1,100      1,119     1,081     1,094      1,206       950
  Currency                                                    318        373       263       430        566       372
  Equity                                                      291        293       290       315        396       293
---------------------------------------------------------------------------------------------------------------------

FINANCIAL SERVICES AND ASSET MANAGEMENT INVESTED ASSETS

     The following table is a summary of the composition of AIG's financial services and asset management invested assets at March 31, 2001 and December 31, 2000. (See also the discussions under "Operational Review: Financial Services Operations", "Operational Review: Asset Management Operations", "Capital Resources" and "Derivatives" herein.)

(dollars in millions)
--------------------------------------------------------------------------------

                                                                            2001                              2000
                                                                  -------------------------         -------------------------
                                                                  INVESTED         PERCENT          INVESTED         PERCENT
                                                                   ASSETS          OF TOTAL          ASSETS          OF TOTAL
-----------------------------------------------------------------------------------------------------------------------------
Flight equipment primarily under operating leases, net of
  accumulated depreciation                                        $20,398            25.2%          $19,325            25.2%
Unrealized gain on interest rate and currency swaps,
  options and forward transactions                                 11,953            14.7            10,235            13.3
Securities available for sale, at market value                     16,173            19.9            14,669            19.1
Trading securities, at market value                                 6,764             8.3             7,347             9.6
Securities purchased under agreements to resell, at
  contract value                                                   15,630            19.3            14,979            19.5
Trading assets                                                      6,786             8.4             7,045             9.2
Spot commodities, at market value                                     483             0.6               363             0.5
Other, including short-term investments                             2,900             3.6             2,785             3.6
-----------------------------------------------------------------------------------------------------------------------------
Total                                                             $81,087           100.0%          $76,748           100.0%
-----------------------------------------------------------------------------------------------------------------------------

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During the first three months of 2001, ILFC acquired flight equipment costing $1.26 billion.

     ILFC is exposed to market risk and the risk of loss of fair value resulting from adverse fluctuations in interest rates. As of March 31, 2001 and December 31, 2000, AIG statistically measured the aforementioned loss of fair value through the application of a VaR model. In this analysis, the net fair value of ILFC was determined using the financial instrument assets which included the tax adjusted future flight equipment lease revenue and the financial instrument liabilities which included the future servicing of the current debt. The estimated impact of the current derivative positions was also taken into account.

     AIG calculated the VaR with respect to the net fair value of ILFC using the variance-covariance (delta-normal) methodology. This calculation also used daily historical interest rates for the two years ending March 31, 2001 and December 31, 2000. The VaR model estimated the volatility of each of these interest rates and the correlation among them. The yield curve was constructed using eleven key points on the curve to model possible curve movements. Thus, the VaR measured the sensitivity of the assets and liabilities to the calculated interest rate exposures. These sensitivities were then applied to a database, which contained the historical ranges of movements in interest rates and the correlation among them. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value of a confidence level of 95 percent for a time period of one month. As of March 31, 2001 and December 31, 2000, the VaR with respect to the aforementioned net fair value of ILFC was approximately $13 million and $11 million, respectively.

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

     Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At March 31, 2001, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $182 million of these securities. There were no securities deemed below investment grade at March 31, 2001. There have been no significant downgrades through May 1, 2001. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

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

     The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at March 31, 2001 were as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                GROSS         GROSS
                                                              UNREALIZED    UNREALIZED
                                                                GAINS         LOSSES
--------------------------------------------------------------------------------------
Securities available for sale, at market value                 $   897        $  865
Unrealized gain/loss on interest rate and currency swaps,
  options and forward transactions(a)(b)                        11,953         9,438
Trading assets                                                  10,675         8,193
Spot commodities, at market value                                   31            --
Trading liabilities                                                 --         2,742
Securities and spot commodities sold but not yet purchased,        614            --
  at market value
--------------------------------------------------------------------------------------

(a)These amounts are also presented as the respective balance sheet amounts.
(b)At March 31, 2001, AIGTG's replacement values with respect to interest rate and currency swaps were $589 million.

     AIGFP's interest rate and currency risks on securities available for sale, at market, are managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At March 31, 2001, the unrealized gains and losses remaining after the benefit of the offsets were $40 million and $8 million, respectively.

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

     AIG calculated the VaR with respect to AIGFP and AIGTG as of March 31, 2001 and December 31, 2000. AIG's methodology for calculating VaR and the results of the calculations presented herein were performed using historical simulation. Using historical simulation over the delta-normal approach does not significantly change the results of this disclosure. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was re-priced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure).

     The following table presents the VaR on a combined basis and of each component of AIGFP's and AIGTG's market risk as of March 31, 2001 and December 31, 2000. VaR with respect to combined operations cannot be derived by aggregating the individual risk presented herein.

(in millions)
--------------------------------------------------------------------------------

                                                                AIGFP(A)        AIGTG(B)
                                                              ------------    ------------
                        MARKET RISK                           2001    2000    2001    2000
------------------------------------------------------------------------------------------
Combined                                                      $10     $15      $3      $6
Interest rate                                                  10      15       3       4
Currency                                                        1      --       1       3
Equity/Commodity                                                1      --      --      --
------------------------------------------------------------------------------------------

(a)A one month holding period was used to measure the market exposures of AIGFP.
(b)A one day holding period was used to measure the market exposures of AIGTG.

     The following table presents the average, high and low VaRs on a combined basis and of each component of AIGFP's and AIGTG's market risk as of March 31, 2001 and December 31, 2000.

(dollars in millions)
--------------------------------------------------------------------------------

                                                                       2001                      2000
                                                              ----------------------    ----------------------
                                                              AVERAGE    HIGH    LOW    AVERAGE    HIGH    LOW
--------------------------------------------------------------------------------------------------------------
AIGFP MARKET RISK:
  Combined                                                      $13      $15     $10      $15      $24     $8
  Interest rate                                                  13       15     10        15       23      7
  Currency                                                       --        1     --        --       --     --
  Equity/Commodity                                                1        1     --         1        2     --
AIGTG MARKET RISK:
  Combined                                                      $ 4      $ 6     $3       $ 5      $ 6     $4
  Interest Rate                                                   4        4      3         3        4      3
  Currency                                                        2        3      1         3        4      2
--------------------------------------------------------------------------------------------------------------

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

     Derivatives are generally either negotiated over the counter contracts or standardized contracts executed on an exchange. Standardized exchange traded derivatives include futures and options which can be readily bought or sold over recognized security or commodity exchanges and settled daily through such clearing houses. Negotiated over the counter derivatives include forwards, swaps and op-tions. Over the counter derivatives are generally not traded like exchange traded securities and the terms of over the counter derivatives are non-standard and unique to each contract. However, in the normal course of business, with the agreement of the original counterparty, these contracts may be terminated early or assigned to another counterparty.

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

     The following tables provide the notional and contractual amounts of AIGFP's and AIGTG's derivatives transactions at March 31, 2001 and December 31, 2000.

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

     The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss after the application of the aforementioned strategies, netting under ISDA Master Agreements and applying collateral held. Prior to the application of these credit enhancements, the gross credit risk with respect to these derivative instruments was $47.9 billion at March 31, 2001 and $33.4 billion at December 31, 2000. Subsequent to the application of such credit enhancements, the net exposure to credit risk or the net replacement value of all interest rate, currency and equity swaps, swaptions and forward commitments approximated $10.98 billion at March 31, 2001 and $9.51 billion at December 31, 2000. The net replacement value for futures and forward contracts approximated $307 million at March 31, 2001 and $204 million at December 31, 2000. The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss.

     The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at March 31, 2001 and December 31, 2000:

(in millions)
--------------------------------------------------------------------------------

                                                                                REMAINING LIFE
                                                    ----------------------------------------------------------------------
                                                      ONE      TWO THROUGH   SIX THROUGH   AFTER TEN    TOTAL      TOTAL
                                                      YEAR     FIVE YEARS     TEN YEARS      YEARS       2001       2000
--------------------------------------------------------------------------------------------------------------------------
Interest rate, currency and equity/commodity swaps
  and swaptions:
Notional amount:
  Interest rate swaps                               $ 78,762    $186,071      $ 87,608      $ 8,863    $361,304   $344,203
  Currency swaps                                      41,396      43,098        33,317        5,161     122,972    117,792
  Swaptions and equity swaps                          15,728      30,340        11,127        4,806      62,001     59,026
--------------------------------------------------------------------------------------------------------------------------
Total                                               $135,886    $259,509      $132,052      $18,830    $546,277    521,021
--------------------------------------------------------------------------------------------------------------------------
Futures and forward contracts:
Exchange traded futures contracts contractual
  amount                                            $  8,437          --            --           --    $  8,437   $ 11,082
--------------------------------------------------------------------------------------------------------------------------
Over the counter forward contracts contractual
  amount                                            $ 36,220    $    451      $     39           --    $ 36,710   $ 22,809
--------------------------------------------------------------------------------------------------------------------------

     AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At March 31, 2001 and December 31, 2000, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                  NET REPLACEMENT VALUE
                                                              -----------------------------
                                                              SWAPS AND      FUTURES AND       TOTAL    TOTAL
                                                              SWAPTIONS   FORWARD CONTRACTS    2001      2000
--------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                          $ 4,406          $  8          $ 4,414   $3,778
  AA                                                             3,131           271            3,402    2,825
  A                                                              2,238            25            2,263    1,801
  BBB                                                              943             3              946    1,059
  Below investment grade                                           260            --              260      252
--------------------------------------------------------------------------------------------------------------
Total                                                          $10,978          $307          $11,285   $9,715
--------------------------------------------------------------------------------------------------------------

     At March 31, 2001 and December 31, 2000, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                  NET REPLACEMENT VALUE
                                                              -----------------------------
                                                              SWAPS AND      FUTURES AND       TOTAL    TOTAL
                                                              SWAPTIONS   FORWARD CONTRACTS    2001      2000
--------------------------------------------------------------------------------------------------------------
Non-U.S. banks                                                 $ 2,518          $ 87          $ 2,605   $2,517
Insured municipalities                                             650            --              650      595
U.S. industrials                                                 2,176            --            2,176    1,945
Governmental                                                       537            --              537      463
Non-U.S. financial service companies                               395            --              395      309
Non-U.S. industrials                                             1,337            10            1,347    1,372
Special purpose                                                  1,414            --            1,414    1,204
U.S. banks                                                         162           207              369      220
U.S. financial service companies                                 1,469             3            1,472      894
Supranationals                                                     320            --              320      196
--------------------------------------------------------------------------------------------------------------
Total                                                          $10,978          $307          $11,285   $9,715
--------------------------------------------------------------------------------------------------------------

     The gross replacement values presented in the following table represent the sum of the estimated positive fair values of all of AIGTG's derivatives contracts at March 31, 2001 and December 31, 2000. These values do not represent the credit risk to AIGTG.

     The net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss.

     The following table provides the contractual and notional amounts and credit exposure, if applicable, by maturity and type of derivative of AIGTG's derivatives portfolio at March 31, 2001 and December 31, 2000. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the March 31, 2001 balances based upon the expected timing of the future cash flows.

(in millions)
--------------------------------------------------------------------------------

                                                                    REMAINING LIFE
                                                   ------------------------------------------------
                                                     ONE      TWO THROUGH   SIX THROUGH   AFTER TEN    TOTAL      TOTAL
                                                     YEAR     FIVE YEARS     TEN YEARS      YEARS       2001       2000
-------------------------------------------------------------------------------------------------------------------------
Contractual amount of futures, forwards and
  options:
  Exchange traded futures and options              $ 13,306     $ 3,745       $    22        $--      $ 17,073   $ 18,064
-------------------------------------------------------------------------------------------------------------------------
  Forwards                                         $253,074     $16,414       $ 1,903        $--      $271,391   $234,316
-------------------------------------------------------------------------------------------------------------------------
  Over the counter purchased options               $ 85,499     $20,075       $28,182        $--      $133,756   $104,919
-------------------------------------------------------------------------------------------------------------------------
  Over the counter sold options(a)                 $ 85,254     $19,541       $27,047        $--      $131,842   $103,742
-------------------------------------------------------------------------------------------------------------------------
Notional amount:
  Interest rate swaps and forward rate agreements  $ 18,130     $36,195       $ 7,362        $87      $ 61,774   $ 63,264
  Currency swaps                                      2,198       6,778           687         --         9,663      8,573
  Swaptions                                           1,399      13,221         1,357         --        15,977     15,419
-------------------------------------------------------------------------------------------------------------------------
Total                                              $ 21,727     $56,194       $ 9,406        $87      $ 87,414   $ 87,256
-------------------------------------------------------------------------------------------------------------------------
Credit exposure:
  Futures, forwards, swaptions and purchased
    options contracts and interest rate and
    currency swaps:
  Gross replacement value                          $  8,294     $ 3,018       $ 1,034        $ 1      $ 12,347   $ 10,319
  Master netting arrangements                        (5,244)     (1,861)         (749)        (1)       (7,855)    (6,136)
  Collateral                                            (79)        (54)          (25)        --          (158)      (107)
-------------------------------------------------------------------------------------------------------------------------
Net replacement value(b)                           $  2,971     $ 1,103       $   260        $--      $  4,334   $  4,076
-------------------------------------------------------------------------------------------------------------------------

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

     AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At March 31, 2001 and December 31, 2000, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio were as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                  NET REPLACEMENT VALUE
                                                                --------------------------
                                                                 2001               2000
------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                           $  465              $  442
  AA                                                             1,947               1,807
  A                                                              1,329               1,139
  BBB                                                              350                 460
  Below investment grade                                            93                  48
  Not externally rated, including exchange traded futures
    and options*                                                   150                 180
------------------------------------------------------------------------------------------
Total                                                           $4,334              $4,076
------------------------------------------------------------------------------------------
Counterparty breakdown by industry:
  Non-U.S. banks                                                $1,723              $2,076
  U.S. industrials                                                 319                  67
  Governmental                                                      97                  70
  Non-U.S. financial service companies                             440                 282
  Non-U.S. industrials                                             465                 243
  U.S. banks                                                       731                 468
  U.S. financial service companies                                 409                 690
  Exchanges*                                                       150                 180
------------------------------------------------------------------------------------------
Total                                                           $4,334              $4,076
------------------------------------------------------------------------------------------

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

ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". In June 2000, FASB issued Statement of Financial Accounting Standards No. 138 "Accounting for Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" (collectively, FASB 133).

     FASB 133 requires AIG to recognize all derivatives in the consolidated balance sheet at fair value. The financial statement recognition of the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative and the extent to which the derivative is effective as part of a hedge transaction. The changes in fair value of the derivative transactions of AIGFP and AIGTG are currently presented, in all material respects, as a component of AIG's operating income. The discussion below relates to the derivative activities of AIG other than those of AIGFP and AIGTG.

     On the date the derivative contract is entered into, AIG designates the derivative as: (1) a hedge of the subsequent changes in the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge); (2) a hedge of a forecasted transaction, or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge); or (3) a hedge of a net investment in a foreign operation. Fair value and cash flow hedges may involve foreign currencies ("foreign currency hedges"). The gain or loss in the fair value of a derivative that is designated, qualifies and is highly effective as a fair value hedge is recorded in current period earnings, along with the loss or gain on the hedged item attributable to the hedged risk. The gain or loss in the fair value of a derivative that is designated, qualifies and is highly effective as a cash flow hedge is recorded in other comprehensive income, until earnings are affected by the variability of cash flows. The gain or loss in the fair value of a derivative that is designated, qualifies and is highly effective as a hedge of a net investment in a foreign operation is recorded in the foreign currency translation adjustments account within other comprehensive income. Changes in the fair value of derivatives used for other than the above hedging activities are reported in current period earnings.

     AIG documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as hedges to specific assets or liabilities on the balance sheet, or specific firm commitments or forecasted transactions. AIG also assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

     AIG adopted FASB 133 on January 1, 2001. In accordance with the transition provisions of FASB 133, AIG recorded in its first quarter 2001 consolidated income statement a cumulative effect of an accounting change adjustment loss of $6 million. This loss represents the net fair value of all previously unrecorded derivative instruments as of January 1, 2001, net of tax and after the application of hedge accounting. AIG also recorded in its first quarter of 2001 consolidated statement of comprehensive income a cumulative effect of an accounting change adjustment gain of $179 million. This gain represents the increase in other comprehensive income, net of taxes, arising from recognizing the fair value of all derivative contracts designated as cash flow hedging instruments, and to a lesser extent, hedging instruments used to hedge net investments in foreign operations.

RECENT DEVELOPMENTS

     On November 22, 2000, AIG completed its acquisition of HSB Group, Inc., which through its subsidiaries, including The Hartford Steam Boiler Inspection and Insurance Company (HSB), provides equipment breakdown and other specialty insurance coverages. Each of the outstanding shares of HSB common stock was exchanged for 0.4178 of a share of AIG common stock resulting in the issuance of
12.2 million shares of AIG common stock. The acquisition has been accounted for as a purchase and HSB's results of operations have been consolidated with those of AIG since the date of acquisition.

     On April 20, 2001, AIG announced that the reorganization plan for The Chiyoda Mutual Life Insurance Company (Chiyoda) had been approved by Japanese regulatory authorities, and that Chiyoda had become a joint-stock company and commenced operations as AIG Star Life Insurance Co., Ltd., a wholly owned subsidiary of AIG.

     On May 11, 2001, AIG announced that it has entered into a definitive agreement to acquire American General Corporation (American General). American General shareholders will receive $46 per American General share in AIG common stock, subject to a collar mechanism. The transaction, which has been approved by the boards of directors of both companies, will be a tax-free reorganization and will be treated as a pooling of interests for accounting purposes. The transaction values American General at approximately $23 billion.

                          PART II -- OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
        See accompanying Exhibit Index.

     (b) There have been no reports on Form 8-K filed during the quarter ended March 31, 2001.

          On April 4, 2001, AIG filed a Current Report on Form 8-K (the "April Form 8-K") which included a copy of the April 3, 2001 press release announcing that it had offered to acquire American General Corporation. Also included in the April Form 8-K was a slide prepared for use by AIG executives in connection with the conference call announced in the press release.

          On May 11, 2001, AIG filed a Current Report on Form 8-K which included a copy of the May 11, 2001 press release announcing the definitive agreement to acquire American General Corporation.

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

Dated: May 14, 2001

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION                                LOCATION
-------                           -----------                                --------
 2        Plan of acquisition, reorganization, arrangement,
          liquidation or succession...................................  None
 4        Instruments defining the rights of security holders,
          including indentures........................................  Not required to be filed.
10        Material contracts..........................................  None
11        Statement re computation of per share earnings..............  Filed herewith.
12        Statement re computation of ratios..........................  Filed herewith.
15        Letter re unaudited interim financial information...........  None
18        Letter re change in accounting principles...................  None
19        Report furnished to security holders........................  None
22        Published report regarding matters submitted to vote of
          security holders............................................  None
23        Consents of experts and counsel.............................  None
24        Power of attorney...........................................  None
99        Additional exhibits.........................................  None