Form 10-Q
period 2001-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 2001-08-14
CIK 5272

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

             FOR THE TRANSITION PERIOD FROM           TO

         FOR QUARTER ENDED JUNE 30, 2001 COMMISSION FILE NUMBER 1-8787

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

                       YES  [ X ]                NO  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2001: 2,331,306,414.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       AMERICAN INTERNATIONAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
ASSETS:
  Investments and cash:
     Fixed maturities:
       Bonds available for sale, at market value (amortized
        cost: 2001 -- $109,366; 2000 -- $89,461)............   $111,101        $ 89,631
       Bonds held to maturity, at amortized cost (market
        value: 2000 -- $12,053).............................         --          11,533
       Bonds trading securities, at market value (cost:
        2001 -- $823; 2000 -- $838).........................        822             846
     Equity securities:
       Common stocks (cost: 2001 -- $6,257;
        2000 -- $6,371).....................................      5,738           6,125
       Non-redeemable preferred stocks (cost:
        2001 -- $1,312; 2000 -- $1,166).....................      1,215           1,056
     Mortgage loans on real estate, net of allowance
      (2001 -- $92; 2000 -- $87)............................      7,330           7,127
     Policy Loans...........................................      2,862           3,032
     Collateral and guaranteed loans, net of allowance
      (2001 -- $40; 2000 -- $40)............................      2,079           2,084
     Financial services and asset management assets:
       Flight equipment primarily under operating leases,
        net of accumulated depreciation (2001 -- $3,098;
        2000 -- $2,723).....................................     21,674          19,325
       Securities available for sale, at market value (cost:
        2001 -- $16,995; 2000 -- $14,636)...................     17,027          14,669
       Trading securities, at market value..................      6,523           7,347
       Spot commodities, at market value....................        316             363
       Unrealized gain on interest rate and currency swaps,
        options and forward transactions....................     10,746          10,235
       Trading assets.......................................      7,503           7,045
       Securities purchased under agreements to resell, at
        contract value......................................     17,700          14,991
     Other invested assets..................................     18,017          13,394
     Short-term investments, at cost (approximates market
      value)................................................      6,295           5,831
     Cash...................................................        248             256
                                                               --------        --------
            Total investments and cash......................    237,196         214,890
  Investment income due and accrued.........................      2,423           2,420
  Premiums and insurance balances receivable, net of
     allowance (2001 -- $189; 2000 -- $170).................     12,898          11,832
  Reinsurance assets........................................     24,132          23,135
  Deferred policy acquisition costs.........................     10,564          10,189
  Investments in partially-owned companies..................        362             251
  Real estate and other fixed assets, net of accumulated
     depreciation (2001 -- $2,266; 2000 -- $2,101)..........      3,602           3,578
  Separate and variable accounts............................     30,551          31,328
  Other assets..............................................     11,463           8,954
                                                               --------        --------
            Total assets....................................   $333,191        $306,577
                                                               ========        ========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
LIABILITIES:
  Reserve for losses and loss expenses......................   $ 40,842        $ 40,613
  Reserve for unearned premiums.............................     12,904          12,510
  Future policy benefits for life and accident and health
     insurance contracts....................................     40,333          38,165
  Policyholders' contract deposits..........................     51,211          47,209
  Other policyholders' funds................................      3,488           3,475
  Reserve for commissions, expenses and taxes...............      3,132           2,807
  Insurance balances payable................................      3,645           2,380
  Funds held by companies under reinsurance treaties........      1,851           1,435
  Income taxes payable:
     Current................................................        184             197
     Deferred...............................................      2,798           1,873
  Financial services and asset management liabilities:
     Borrowings under obligations of guaranteed investment
      agreements............................................     14,977          13,595
     Securities sold under agreements to repurchase, at
      contract value........................................     10,736          11,308
     Trading liabilities....................................      4,839           4,352
     Securities and spot commodities sold but not yet
      purchased, at market value............................      6,574           7,701
     Unrealized loss on interest rate and currency swaps,
      options and forward transactions......................      7,948           8,581
     Trust deposits and deposits due to banks and other
      depositors............................................      2,179           1,895
     Commercial paper.......................................      4,139           4,259
     Notes, bonds and loans payable.........................     25,216          17,923
  Commercial paper..........................................      2,179           1,705
  Notes, bonds, loans and mortgages payable.................      2,845           2,749
  Separate and variable accounts............................     30,551          31,328
  Minority interest.........................................      1,541           1,465
  Other liabilities.........................................     15,246           8,086
                                                               --------        --------
          Total liabilities.................................    289,358         265,611
                                                               --------        --------
  Preferred shareholders' equity in subsidiary companies....      1,178           1,347
                                                               --------        --------
CAPITAL FUNDS:
  Common stock, $2.50 par value; 5,000,000,000 shares
     authorized; shares issued 2001 -- 2,475,663,919;
     2000 -- 2,475,663,919..................................      6,189           6,189
  Additional paid-in capital................................      2,564           2,668
  Retained earnings.........................................     37,289          34,304
  Accumulated other comprehensive income (loss).............     (1,856)         (2,136)
  Treasury stock, at cost; 2001 -- 144,357,505;
     2000 -- 142,950,798 shares of common stock.............     (1,531)         (1,406)
                                                               --------        --------
          Total capital funds...............................     42,655          39,619
                                                               --------        --------
          Total liabilities and capital funds...............   $333,191        $306,577
                                                               ========        ========

                See Accompanying Notes to Financial Statements.

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                             SIX MONTHS          THREE MONTHS
                                                           ENDED JUNE 30,       ENDED JUNE 30,
                                                         ------------------    ----------------
                                                          2001       2000       2001      2000
                                                         -------    -------    ------    ------
General insurance operations:
  Net premiums written.................................  $ 9,920    $ 8,730    $5,055    $4,504
  Change in unearned premium reserve...................     (456)      (221)     (313)     (102)
                                                         -------    -------    ------    ------
  Net premiums earned..................................    9,464      8,509     4,742     4,402
  Net investment income................................    1,423      1,323       707       660
  Realized capital gains (losses)......................      (58)         9       (37)       (3)
                                                         -------    -------    ------    ------
                                                          10,829      9,841     5,412     5,059
                                                         -------    -------    ------    ------
  Losses and loss expenses incurred....................    7,091      6,394     3,519     3,306
  Underwriting expenses................................    1,877      1,676       983       869
                                                         -------    -------    ------    ------
                                                           8,968      8,070     4,502     4,175
                                                         -------    -------    ------    ------
  Operating income.....................................    1,861      1,771       910       884
                                                         -------    -------    ------    ------
Life insurance operations:
  Premium income.......................................    7,355      6,665     3,849     3,387
  Net investment income................................    3,872      3,411     1,951     1,740
  Realized capital losses..............................      (21)       (58)       (3)      (29)
                                                         -------    -------    ------    ------
                                                          11,206     10,018     5,797     5,098
                                                         -------    -------    ------    ------
  Death and other benefits.............................    3,313      2,695     1,944     1,448
  Increase in future policy benefits...................    3,961      3,949     1,763     1,890
  Acquisition and insurance expenses...................    1,926      1,725     1,023       894
                                                         -------    -------    ------    ------
                                                           9,200      8,369     4,730     4,232
                                                         -------    -------    ------    ------
  Operating income.....................................    2,006      1,649     1,067       866
                                                         -------    -------    ------    ------
Financial services operating income....................      701        585       372       304
Asset management operating income......................      211        210       100       106
Other realized capital losses..........................      (17)        (6)       (5)       (2)
Other income (deductions) -- net.......................     (105)      (122)      (59)      (62)
                                                         -------    -------    ------    ------
Income before income taxes, minority interest and
  cumulative effect of an accounting change............    4,657      4,087     2,385     2,096
                                                         -------    -------    ------    ------
Income taxes -- Current................................      765        712       403       404
               -- Deferred.............................      604        501       301       219
                                                         -------    -------    ------    ------
                                                           1,369      1,213       704       623
                                                         -------    -------    ------    ------
Income before minority interest and cumulative effect
  of an accounting change..............................    3,288      2,874     1,681     1,473
                                                         -------    -------    ------    ------
Minority interest......................................     (123)      (121)      (54)      (66)
                                                         -------    -------    ------    ------
Income before cumulative effect of an accounting
  change...............................................    3,165      2,753     1,627     1,407
                                                         -------    -------    ------    ------
Cumulative effect of an accounting change, net of
  tax..................................................       (6)        --        --        --
                                                         -------    -------    ------    ------
Net income.............................................  $ 3,159    $ 2,753    $1,627    $1,407
                                                         =======    =======    ======    ======
Earnings per common share:
  Basic
     Income before cumulative effect of an accounting
       change..........................................  $  1.35    $  1.19    $ 0.69    $ 0.61
                                                         =======    =======    ======    ======
     Net income........................................  $  1.35    $  1.19    $ 0.69    $ 0.61
                                                         =======    =======    ======    ======
  Diluted
     Income before cumulative effect of an accounting
       change..........................................  $  1.34    $  1.17    $ 0.69    $ 0.60
                                                         =======    =======    ======    ======
     Net income........................................  $  1.34    $  1.17    $ 0.69    $ 0.60
                                                         =======    =======    ======    ======
Cash dividends per common share........................  $ 0.074    $ 0.067    $0.037    $0.033
                                                         =======    =======    ======    ======
Average shares outstanding:
  Basic................................................    2,333      2,317     2,332     2,313
                                                         -------    -------    ------    ------
  Diluted..............................................    2,358      2,343     2,358     2,339
                                                         -------    -------    ------    ------

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                  SIX MONTHS
                                                                ENDED JUNE 30,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Cash Flows From Operating Activities:
Net Income..................................................  $ 3,159    $ 2,753
                                                              -------    -------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Non-cash revenues, expenses, gains and losses included in
     income:
  Change in:
     General and life insurance reserves....................    2,480      3,008
     Premiums and insurance balances receivable and
      payable -- net........................................      199       (759)
     Reinsurance assets.....................................     (997)      (324)
     Deferred policy acquisition costs......................     (375)      (383)
     Investment income due and accrued......................       (3)      (106)
     Funds held under reinsurance treaties..................      416         14
     Other policyholders' funds.............................       13        273
     Current and deferred income taxes -- net...............      592        383
     Reserve for commissions, expenses and taxes............      325        (33)
     Other assets and liabilities -- net....................      436       (894)
     Trading assets and liabilities -- net..................       29     (1,898)
     Trading securities, at market value....................      824        521
     Spot commodities, at market value......................       47        153
     Net unrealized gain on interest rate and currency
      swaps, options and forward transactions...............   (1,144)    (1,159)
     Securities purchased under agreements to resell........   (2,709)     1,123
     Securities sold under agreements to repurchase.........     (572)      (482)
     Securities and spot commodities sold but not yet
      purchased, at market value............................   (1,127)     1,023
  Realized capital losses...................................       96         55
  Equity in income of partially-owned companies and other
     invested assets........................................     (291)       (45)
  Depreciation expenses, principally flight equipment.......      631        557
  Change in cumulative translation adjustments..............     (311)         4
  Other -- net..............................................     (238)       (71)
                                                              -------    -------
  Total Adjustments.........................................   (1,679)       960
                                                              -------    -------
Net cash provided by operating activities...................  $ 1,480    $ 3,713
                                                              =======    =======

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                    SIX MONTHS
                                                                  ENDED JUNE 30,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------
Cash Flows From Investing Activities:
  Cost of fixed maturities, at amortized cost matured or
     redeemed...............................................  $     --      $    581
  Cost of bonds, at market sold.............................    15,864        11,813
  Cost of bonds, at market matured or redeemed..............     3,282         3,748
  Cost of equity securities sold............................     2,897         2,811
  Realized capital losses...................................       (96)          (55)
  Purchases of fixed maturities.............................   (27,252)      (21,075)
  Purchases of equity securities............................    (2,905)       (3,093)
  Mortgage, policy and collateral loans granted.............    (1,559)       (1,103)
  Repayments of mortgage, policy and collateral loans.......     1,572           904
  Sales of securities available for sale....................     1,825         2,894
  Maturities of securities available for sale...............     1,002         1,102
  Purchases of securities available for sale................    (5,180)       (4,273)
  Sales of flight equipment.................................        68            79
  Purchases of flight equipment.............................    (2,804)       (2,146)
  Net additions to real estate and other fixed assets.......      (271)         (240)
  Sales or distributions of other invested assets...........     3,061         2,279
  Investments in other invested assets......................    (3,229)       (2,676)
  Change in short-term investments..........................      (464)          588
  Investments in partially-owned companies..................      (110)           --
                                                              --------      --------
Net cash used in investing activities.......................   (14,299)       (7,862)
                                                              --------      --------
Cash Flows From Financing Activities:
  Change in policyholders' contract deposits................     4,002         2,161
  Change in trust deposits and deposits due to banks and
     other depositors.......................................       284          (190)
  Change in commercial paper................................       354           975
  Proceeds from notes, bonds, loans and mortgages payable...    12,224         5,537
  Repayments on notes, bonds, loans and mortgages payable...    (4,842)       (4,447)
  Proceeds from guaranteed investment agreements............     9,201         3,772
  Maturities of guaranteed investment agreements............    (7,819)       (2,871)
  Redemption of subsidiary company preferred stock..........      (185)           --
  Proceeds from common stock issued.........................        49            85
  Proceeds from subsidiary company preferred stock issued...        --           350
  Cash dividends to shareholders............................      (174)         (155)
  Acquisition of treasury stock.............................      (217)         (920)
  Other -- net..............................................       (66)           34
                                                              --------      --------
Net cash provided by financing activities...................    12,811         4,331
                                                              --------      --------
Change in cash..............................................        (8)          182
Cash at beginning of period.................................       256           132
                                                              --------      --------
Cash at end of period.......................................  $    248      $    314
                                                              ========      ========

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                             SIX MONTHS         THREE MONTHS
                                                           ENDED JUNE 30,      ENDED JUNE 30,
                                                          ----------------    ----------------
                                                           2001      2000      2001      2000
                                                          ------    ------    ------    ------
Net income..............................................  $3,159    $2,753    $1,627    $1,407
Other comprehensive income:
  Unrealized appreciation (depreciation) of
     investments -- net of reclassification
     adjustments........................................     358      (579)     (625)     (594)
     Deferred income tax (expense) benefit on changes...    (209)      199       190       222
  Foreign currency translation adjustments(a)...........    (313)        4      (215)      (45)
     Applicable income tax benefit on changes...........      68        24        46         5
  Cumulative effect of accounting change, net of
     tax(b).............................................     179        --        --        --
  Net derivative gains (losses) arising from cash flow
     hedging activities.................................    (123)       --        17        --
     Deferred income tax expense on changes.............     (19)       --       (13)       --
  Cumulative effect of accounting change, net of
     tax(c).............................................     339        --        --        --
                                                          ------    ------    ------    ------
  Total.................................................     280      (352)     (600)     (412)
                                                          ------    ------    ------    ------
Comprehensive income....................................  $3,439    $2,401    $1,027    $  995
                                                          ======    ======    ======    ======

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

                See Accompanying Notes to Financial Statements.

                       AMERICAN INTERNATIONAL GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 2001
                                  (UNAUDITED)

a) These statements are unaudited. In the opinion of management, all adjustments consisting of normal recurring accruals have been made for a fair presentation of the results shown. All material intercompany accounts and transactions have been eliminated. For further information, refer to the Annual Report on Form 10-K of AIG for the year ended December 31, 2000.

b) Earnings per share of AIG are based on the weighted average number of common shares outstanding during the period, retroactively adjusted to reflect all stock splits.

    Cash dividends per common share reflect the adjustment for a common stock split in the form of a 50 percent common stock dividend paid July 28, 2000. The quarterly dividend rate per common share, commencing with the dividend paid September 14, 2001 is $0.042.

c) Cash flow information for the six month periods ended June 30, 2001 and 2000 is as follows:

                                                             2001      2000
                                                            ------    ------
                                                             (IN MILLIONS)
Income taxes paid.........................................  $  703    $  718
Interest paid.............................................  $1,563    $1,187

d)  Segment Information:

    The following table summarizes the operations by major operating segment for the first six months and second quarter of 2001 and 2000 (in millions):

                                                                   OPERATING SEGMENTS
                                                        ----------------------------------------
                                                            SIX MONTHS           THREE MONTHS
                                                          ENDED JUNE 30,        ENDED JUNE 30,
                                                        ------------------    ------------------
                                                         2001       2000       2001       2000
                                                        -------    -------    -------    -------
Revenues(1):
  General Insurance...................................  $10,829    $ 9,841    $ 5,412    $ 5,059
  Life Insurance......................................   11,206     10,018      5,797      5,098
  Financial Services..................................    2,100      1,870      1,075        975
  Asset Management....................................      611        593        299        296
  Other...............................................      (17)        (6)        (5)        (2)
                                                        -------    -------    -------    -------
    Total.............................................  $24,729    $22,316    $12,578    $11,426
                                                        =======    =======    =======    =======
Operating income:
  General Insurance...................................  $ 1,861    $ 1,771    $   910    $   884
  Life Insurance......................................    2,006      1,649      1,067        866
  Financial Services..................................      701        585        372        304
  Asset Management....................................      211        210        100        106
  Other...............................................     (122)      (128)       (64)       (64)
                                                        -------    -------    -------    -------
    Total.............................................  $ 4,657    $ 4,087    $ 2,385    $ 2,096
                                                        =======    =======    =======    =======

    -------------------

    (1) Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transaction and other fees, asset management commissions and other fees, and realized capital gains (losses).

    The following table summarizes AIG's general insurance operations by major reporting group for the first six months and second quarter of 2001 and 2000 (in millions):

                                                                     GENERAL INSURANCE
                                                           -------------------------------------
                                                              SIX MONTHS          THREE MONTHS
                                                            ENDED JUNE 30,       ENDED JUNE 30,
                                                           -----------------    ----------------
                                                            2001       2000      2001      2000
                                                           -------    ------    ------    ------
Revenues:
  Domestic Brokerage Group...............................  $ 6,127    $5,195    $3,081    $2,694
  Foreign General........................................    3,058     3,161     1,498     1,610
  Other..................................................    1,644     1,485       833       755
                                                           -------    ------    ------    ------
    Total................................................  $10,829    $9,841    $5,412    $5,059
                                                           =======    ======    ======    ======
Operating income before realized capital gains
  (losses)(1):
  Domestic Brokerage Group...............................  $ 1,084    $  974    $  531    $  515
  Foreign General........................................      591       502       292       241
  Other..................................................      244       286       124       131
                                                           -------    ------    ------    ------
    Total................................................  $ 1,919    $1,762    $  947    $  887
                                                           =======    ======    ======    ======

    -------------------

    (1) Realized capital gains (losses) are not deemed to be an integral part of AIG's general insurance operations' internal reporting groups.

    The following table summarizes AIG's life insurance operations by major reporting group for the first six months and second quarter of 2001 and 2000 (in millions):

                                                                      LIFE INSURANCE
                                                          --------------------------------------
                                                              SIX MONTHS          THREE MONTHS
                                                            ENDED JUNE 30,       ENDED JUNE 30,
                                                          ------------------    ----------------
                                                           2001       2000       2001      2000
                                                          -------    -------    ------    ------
Revenues:
  American International Assurance Company Ltd. and Nan
    Shan Life Insurance Company, Ltd. ..................  $ 5,085    $ 4,676    $2,622    $2,408
  American Life Insurance Company.......................    2,784      2,750     1,382     1,378
  Domestic Life.........................................    2,862      2,364     1,449     1,198
  Other.................................................      475        228       344       114
                                                          -------    -------    ------    ------
    Total...............................................  $11,206    $10,018    $5,797    $5,098
                                                          =======    =======    ======    ======
Operating income before realized capital gains
  (losses)(1):
  American International Assurance Company Ltd. and Nan
    Shan Life Insurance Company, Ltd. ..................  $   779    $   673    $  416    $  360
  American Life Insurance Company.......................      438        372       228       190
  Domestic Life.........................................      731        625       367       326
  Other.................................................       79         37        59        19
                                                          -------    -------    ------    ------
    Total...............................................  $ 2,027    $ 1,707    $1,070    $  895
                                                          =======    =======    ======    ======

    -------------------

    (1) Realized capital gains (losses) are not deemed to be an integral part of AIG's life insurance operations' internal reporting groups.

    The following table summarizes AIG's financial services operations by major reporting group for the first six months and second quarter of 2001 and 2000 (in millions):

                                                                      FINANCIAL SERVICES
                                                              ----------------------------------
                                                                 SIX MONTHS        THREE MONTHS
                                                               ENDED JUNE 30,     ENDED JUNE 30,
                                                              ----------------    --------------
                                                               2001      2000      2001     2000
                                                              ------    ------    ------    ----
Revenues:
  International Lease Finance Corporation ..................  $1,278    $1,157    $  657    $607
  AIG Financial Products Corp. .............................     519       451       271     239
  AIG Trading Group Inc. ...................................      59       135        20      62
  Other.....................................................     244       127       127      67
                                                              ------    ------    ------    ----
    Total...................................................  $2,100    $1,870    $1,075    $975
                                                              ======    ======    ======    ====
Operating income:
  International Lease Finance Corporation ..................  $  344    $  310    $  184    $171
  AIG Financial Products Corp. .............................     354       278       189     139
  AIG Trading Group Inc. ...................................      14        35         7      13
  Other.....................................................     (11)      (38)       (8)    (19)
                                                              ------    ------    ------    ----
    Total...................................................  $  701    $  585    $  372    $304
                                                              ======    ======    ======    ====

e) Statement of Accounting Standards No. 130 "Comprehensive Income" (FASB 130) establishes standards for reporting comprehensive income and its components as part of capital funds. The reclassification adjustments with respect to available for sale securities were $(96) million and $(55) million for the first six months and $(45) million and $(34) million for the second quarter of 2001 and 2000, respectively.

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

    FASB 133 requires AIG to recognize all derivatives in the consolidated balance sheet at fair value. The financial statement recognition of the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative and the extent to which the derivative is effective as part of a hedge transaction. The changes in fair value of the derivative transactions of AIGFP and AIGTG are presented as a component of AIG's operating income. The discussion below relates to the derivative activities of AIG other than those of AIGFP and AIGTG.

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

    AIG adopted FASB 133 on January 1, 2001. In accordance with the transition provisions of FASB 133, AIG recorded in its consolidated income statement for the first six months of 2001 a cumulative effect of an accounting change adjustment loss of $6 million. This loss represents the net fair value of all previously unrecorded derivative instruments as of January 1, 2001, net of tax and after the application of hedge accounting. AIG also recorded in its consolidated statement of comprehensive income for the first six months of 2001 a cumulative effect of an accounting change adjustment gain of $179 million. This gain represents the increase in other comprehensive income, net of taxes, arising from recognizing the fair value of all derivative contracts designated as cash flow hedging instruments, and to a lesser extent, hedging instruments used to hedge net investments in foreign operations.

    AIG (excluding its two trading operations, AIGFP and AIGTG) uses derivative instruments (principally swap and forward contracts) to hedge risk exposures to interest rate and foreign currency risks. These risks arise primarily from available-for-sale fixed income securities, debt, policyholder account balance liabilities associated with guaranteed investment contracts and net investments in foreign operations. Other hedging activities, such as those involving forecasted transactions or equity securities, are not significant. During the first six months of 2001, there were no hedges that were discontinued or otherwise no longer qualify as hedges under FASB 133. With respect to fair value hedges, net income for the first six months reflected a net $3 million loss from hedge ineffectiveness. With respect to cash flow hedges, such ineffectiveness amounted to a net loss of less than $1 million. During the first six months of 2001, there were minor reclassifications to earnings from other comprehensive income under cash flow hedge accounting. These reclassifications were connected to programs of synthetically converting certain investment securities, debt issuances or policyholder account balance liabilities associated with guaranteed investment contracts, from a floating interest rate to a fixed interest rate. As at June 30, 2001, the maximum amount of net derivative losses to be reclassified into net income within the next twelve months is insignificant. The maximum length of time over which future cash flows are hedged is approximately 9 years.

    In addition to hedging activities, AIG also uses derivative instruments with respect to investment operations, which include, among other things, writing option contracts, and purchasing investments with embedded derivatives, such as equity linked notes and convertible bonds. All changes in the market value of these derivatives are recorded in earnings. AIG bifurcates an embedded derivative where: (1) the economic characteristics of the embedded instruments are not clearly and closely related to those of the remaining components of the financial instrument; and (2) a separate instrument with the same terms as the embedded instrument meets the definition of a derivative under FASB 133.

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

     General insurance operations for the six month periods ending June 30, 2001 and 2000 were as follows:

(in millions)
------------------------------------------------------

                                         2001      2000
-------------------------------------------------------
Net premiums written*:
  Domestic                             $6,953    $5,741
  Foreign                               2,967     2,989
-------------------------------------------------------
Total                                  $9,920    $8,730
-------------------------------------------------------
Net premiums earned*:
  Domestic                             $6,694    $5,636
  Foreign                               2,770     2,873
-------------------------------------------------------
Total                                  $9,464    $8,509
-------------------------------------------------------
Adjusted underwriting profit*:
  Domestic                             $  219    $  229
  Foreign                                 277       210
-------------------------------------------------------
Total                                  $  496    $  439
-------------------------------------------------------
Net investment income:
  Domestic                             $1,109    $1,031
  Foreign                                 314       292
-------------------------------------------------------
Total                                  $1,423    $1,323
-------------------------------------------------------
Operating income before realized
  capital gains (losses)*:
  Domestic                             $1,328    $1,260
  Foreign                                 591       502
-------------------------------------------------------
Total                                   1,919     1,762
Realized capital gains (losses)           (58)        9
-------------------------------------------------------
Operating income                       $1,861    $1,771
-------------------------------------------------------

* Reflects the realignment of certain internal divisions in 2000.

     During the first six months of 2001, net premiums written and net premiums earned increased 13.6 percent and 11.2 percent, respectively, from those of 2000. During the first six months of 2001, AIG cancelled or non-renewed approximately $225 million of business worldwide that did not meet AIG's underwriting standards.

     General insurance domestic net premiums written and net premiums earned for the six month periods ended June 30, 2001 and 2000 were as follows:

(in millions)
------------------------------------------------------

                                         2001     2000
-------------------------------------------------------
Net premiums written:
  DBG*                                 $5,468    $4,290
  Personal Lines                        1,246     1,233
  Mortgage Guaranty                       239       218
-------------------------------------------------------
Total*                                 $6,953    $5,741
-------------------------------------------------------
Net premiums earned:
  DBG*                                 $5,181    $4,269
  Personal Lines                        1,273     1,147
  Mortgage Guaranty                       240       220
-------------------------------------------------------
Total*                                 $6,694    $5,636
-------------------------------------------------------

* Reflects the realignment of certain internal divisions in 2000.

     Commencing in the latter part of 1999 and continuing through 2001, the commercial property-casualty market place has experienced rate increases. Virtually all areas of DBG have experienced rate increases. Overall, DBG's net premiums written increased $1.18 billion or 27.5 percent in the first six months of 2001 over 2000.

     Personal Lines' net premiums written increased 1.1 percent or $13 million in the first six months of 2001 over 2000. The growth in 2001 primarily resulted from an increase in the number of policies issued with respect to preferred, standard and non-standard auto risks and increased rates.

     Foreign general insurance net premiums written and net premiums earned declined 0.7 percent and 3.6 percent, respectively, in the first six months of 2001 when compared to the same period of 2000. Foreign general insurance operations produced 29.9 percent of the general insurance net premiums written in the first six months of 2001 and 34.2 percent in 2000.

     In comparing the foreign currency exchange rates used to translate the results of AIG's foreign general operations during the first six months of 2001 to those foreign currency exchange rates used to translate AIG's foreign general results during the same period of 2000, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, when foreign net premiums written were translated into U.S. dollars for the purposes of the preparation of the consolidated financial statements, total general insurance net premiums written were approximately 3.0 percentage points less than they would have been if translated utilizing those foreign currency exchange rates which prevailed during that same period of 2000.

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

     AIG, along with most general insurance entities, uses the loss ratio, the expense ratio and the combined ratio as measures of performance. The loss ratio is the sum of losses and loss expenses incurred divided by net premiums earned. The expense ratio is statutory underwriting expenses divided by net premiums written. The combined ratio is the sum of the loss ratio and the expense ratio. These ratios are relative measurements that describe for every $100 of net premiums earned or written, the cost of losses and statutory expenses, respectively. The combined ratio presents the total cost per $100 of premium production. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting loss. The statutory general insurance ratios were as follows:
------------------------------------------------------

                                          2001     2000
-------------------------------------------------------
Domestic:
  Loss Ratio                             80.64    80.84
  Expense Ratio                          16.49    16.41
-------------------------------------------------------
Combined Ratio                           97.13    97.25
-------------------------------------------------------
Foreign:
  Loss Ratio                             61.12    63.96
  Expense Ratio                          30.86    28.95
-------------------------------------------------------
Combined Ratio                           91.98    92.91
-------------------------------------------------------
Consolidated:
  Loss Ratio                             74.92    75.14
  Expense Ratio                          20.79    20.71
-------------------------------------------------------
Combined Ratio                           95.71    95.85
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

     The adjusted underwriting profits were $496 million in the first six months of 2001 and $439 million in the same period of 2000. Domestic adjusted underwriting profit increased primarily as a result of the disciplined underwriting of DBG. The regulatory, product type and competitive environment as well as the degree of litigation activity in any one country varies significantly. These factors have a direct impact on pricing and consequently profitability as reflected by adjusted underwriting profit and statutory general insurance ratios.

     AIG's results reflect the net impact of incurred losses from catastrophes approximating $48 million and $44 million in the first six months of 2001 and 2000, respectively. AIG's gross incurred losses from catastrophes approximated $101 million and $112 million in 2001 and 2000, respectively. The impact of losses caused by catastrophes can fluctuate widely from period to period, making comparisons of recurring type business more difficult. The pro forma table below excludes catastrophe losses in order to present comparable results of AIG's recurring core underwriting operations. The pro forma consolidated statutory general insurance ratios would be as follows:

--------------------------------------------------------
                                           2001    2000
--------------------------------------------------------
Loss Ratio                                 74.42   74.62
Expense Ratio                              20.79   20.71
--------------------------------------------------------
Combined Ratio                             95.21   95.33
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

     General insurance net investment income in the first six months of 2001 increased 7.6 percent when compared to the same period of 2000. The growth in net investment income in 2001 was primarily attributable to new cash flow for investment. The new cash flow was generated from net general insurance operating cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     General insurance realized capital losses were $58 million in the first six months of 2001 and realized capital gains were $9 million in 2000. These realized capital gains and losses resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

     General insurance operating income in the first six months of 2001 increased 5.1 percent when compared to the same period of 2000. The contribution of general insurance operating income to income before income taxes, minority interest and cumulative effect of an accounting change was 40.0 percent during the first six months of 2001 compared to 43.3 percent in the same period of 2000.

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

     AIG's general reinsurance assets amounted to $23.88 billion and resulted from AIG's reinsurance arrangements. Thus, a credit exposure existed at June 30, 2001 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2000, approximately 43 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances were collateralized. The remaining 57 percent of the general reinsurance assets were from authorized reinsurers and over 95 percent of such balances are from reinsurers rated A-(excellent) or better, as rated by A.M. Best. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Through June 30, 2001, these distribution percentages have not significantly changed.

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

     At June 30, 2001, the consolidated general reinsurance assets of $23.88 billion include reinsurance recoverables for paid losses and loss expenses of $3.69 billion and $15.78 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently. It is AIG's belief that the ceded reserves at June 30, 2001 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

     At June 30, 2001, general insurance reserves for losses and loss expenses (loss reserves) amounted to $40.84 billion. These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses and amounts of discounting related to certain workers' compensation claims. At June 30, 2001, general insurance net loss reserves increased $112 million from prior year end to $25.06 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at June 30, 2001. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on future results of operations.

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

     In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims with the same degree of reliability as is the case for other types of claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by the changes in Superfund and waste dump site coverage issues. Although the estimated liabilities for these claims are subject to a significantly greater margin of error than for other claims, the reserves carried for these claims at June 30, 2001 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. In the future, if the environmental claims develop deficiently, such deficiency would have an adverse impact on future results of operations. (See the previous discussion on reinsurance collectibility herein.)

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

     A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at June 30, 2001 and 2000 was as follows:

(in millions)
------------------------------------------------------------
                                   2001            2000
                              --------------   -------------
                              GROSS     NET    GROSS    NET
------------------------------------------------------------
Asbestos:
Reserve for losses and loss
  expenses at beginning of
  year                        $1,100   $ 338   $1,093   $306
Losses and loss expenses
  incurred                       191      38       29     14
Losses and loss expenses
  paid                          (174)    (60)    (206)   (51)
------------------------------------------------------------
Reserve for losses and loss
  expenses at end of period   $1,117   $ 316   $  916   $269
------------------------------------------------------------
Environmental:
Reserve for losses and loss
  expenses at beginning of
  year                        $1,345   $ 517   $1,519   $585
Losses and loss expenses
  incurred                       (30)    (40)       3      2
Losses and loss expenses
  paid                          (128)    (46)     (47)   (25)
------------------------------------------------------------
Reserve for losses and loss
  expenses at end of period   $1,187   $ 431   $1,475   $562
------------------------------------------------------------

(in millions)
------------------------------------------------------------
                                   2001            2000
                              --------------   -------------
                              GROSS     NET    GROSS    NET
------------------------------------------------------------
Combined:
Reserve for losses and loss
  expenses at beginning of
  year                        $2,445   $ 855   $2,612   $891
Losses and loss expenses
  incurred                       161      (2)      32     16
Losses and loss expenses
  paid                          (302)   (106)    (253)   (76)
------------------------------------------------------------
Reserve for losses and loss
  expenses at end of period   $2,304   $ 747   $2,391   $831
------------------------------------------------------------

     The gross and net IBNR included in the aforementioned reserve for losses and loss expenses at June 30, 2001 and December 31, 2000 were estimated as follows:

(in millions)
------------------------------------------------------

                                   2001            2000
                               -------------   -------------
                               GROSS    NET    GROSS    NET
------------------------------------------------------------
Combined                       $1,040   $287   $1,042   $314
------------------------------------------------------------

     A summary of asbestos and environmental claims count activity for the six month periods ended June 30, 2001 and 2000 was as follows:

--------------------------------------------------------------------------------------------------------------------
                                                          2001                                  2000
                                           -----------------------------------   -----------------------------------
                                           ASBESTOS   ENVIRONMENTAL   COMBINED   ASBESTOS   ENVIRONMENTAL   COMBINED
--------------------------------------------------------------------------------------------------------------------
Claims at beginning of year                 6,796        11,323        18,119     6,746        13,432        20,178
Claims during year:
  Opened                                      481         1,087         1,568       395           909         1,304
  Settled                                     (77)         (776)         (853)      (61)         (348)         (409)
  Dismissed or otherwise resolved            (426)       (1,708)       (2,134)     (287)       (1,766)       (2,053)
--------------------------------------------------------------------------------------------------------------------
Claims at end of period                     6,774         9,926        16,700     6,793        12,227        19,020
--------------------------------------------------------------------------------------------------------------------

     The average cost per claim settled, dismissed or otherwise resolved for the six month periods ended June 30, 2001 and 2000 was as follows:
------------------------------------------------------

                              2001                   2000
                       -------------------   ---------------------
                        GROSS       NET        GROSS        NET
------------------------------------------------------------------
Asbestos               $345,900   $119,300   $  592,000   $146,600
Environmental            51,500     18,500       22,200     11,800
Combined                101,100     35,500      102,800     30,900
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

     AIG's survival ratios for involuntary asbestos and environmental claims, separately and combined, were based upon a three year average pay-
ment. These ratios at June 30, 2001 and 2000 were as follows:
------------------------------------------------------

                               2001               2000
                           -------------      -------------
                           GROSS    NET       GROSS    NET
-----------------------------------------------------------
Involuntary survival
  ratios:
Asbestos                    3.2      3.4       2.8      3.9
Environmental              17.4     16.3      19.1     18.3
Combined                    6.6      7.5       6.9      9.4
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

     Life insurance operations for the six month periods ending June 30, 2001 and 2000 were as follows:

(in millions)
------------------------------------------------------

                                       2001       2000
--------------------------------------------------------
Premium income:
  Domestic                           $    752   $    570
  Foreign                               6,603      6,095
--------------------------------------------------------
Total                                $  7,355   $  6,665
--------------------------------------------------------
Net investment income:
  Domestic                           $  2,137   $  1,879
  Foreign                               1,735      1,532
--------------------------------------------------------
Total                                $  3,872   $  3,411
--------------------------------------------------------
Operating income before realized
  capital losses:
  Domestic                           $    731   $    625
  Foreign                               1,296      1,082
--------------------------------------------------------
Total                                   2,027      1,707
Realized capital losses                   (21)       (58)
--------------------------------------------------------
Operating income                     $  2,006   $  1,649
--------------------------------------------------------
Life insurance in-force:*
  Domestic                           $ 93,632   $ 88,743
  Foreign                             657,396    494,316
--------------------------------------------------------
Total                                $751,028   $583,059
--------------------------------------------------------

* Amounts presented were as at June 30, 2001 and December 31, 2000, respectively. June 30, 2001, included AIG Star Life Insurance Co., Ltd., (formerly The Chiyoda Mutual Life Insurance Company).

     AIG's life premium income during the first six months of 2001 represented a
10.4 percent increase from the same period in 2000. Foreign life operations produced 89.8 percent and 91.5 percent of the life premium income in 2001 and 2000, respectively.

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

     As previously discussed, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, for the first six months of 2001, when foreign life premium income was translated into U.S. dollars for purposes of the preparation of the consolidated financial statements, total life premium income was approximately 7.5 percentage points less than it would have been if translated utilizing exchange rates prevailing in 2000.

     Life insurance net investment income increased 13.5 percent during the first six months of 2001. The growth in net investment income was primarily attributable to both foreign and domestic new cash flow for investment. The new cash flow was generated from life insurance operations and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

     Life insurance realized capital losses for the first six months were $21 million in 2001 and $58 million in 2000. These realized capital losses resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

     Life insurance operating income during the first six months of 2001 increased 21.7 percent to $2.01 billion. Excluding realized capital losses from life insurance operating income, the percent increase would be 18.8 percent. The contribution of life insurance operating income to income before income taxes, minority interest and cumulative effect of an accounting change amounted to 43.1 percent during the first six months of 2001 compared to 40.3 percent in the same period of 2000.

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

     Financial services operations for the six month periods ending June 30, 2001, and 2000 were as follows:

(in millions)
------------------------------------------------------

                                         2001      2000
--------------------------------------------------------
Revenues:
International Lease Finance
  Corporation                           $1,278    $1,157
AIG Financial Products Corp.*              519       451
AIG Trading Group Inc.*                     59       135
Other                                      244       127
--------------------------------------------------------
Total                                   $2,100    $1,870
--------------------------------------------------------
Operating income:
International Lease Finance
  Corporation                           $  344    $  310
AIG Financial Products Corp.               354       278
AIG Trading Group Inc.                      14        35
Other, including intercompany
  adjustments                              (11)      (38)
--------------------------------------------------------
Total                                   $  701    $  585
--------------------------------------------------------

* Represents commissions, transaction and other fees.

     Financial services operating income increased 19.7 percent in the first six months of 2001 over 2000.

     Financial services operating income represented 15.1 percent of AIG's income before income taxes, minority interest and cumulative effect of an accounting change in the first six months of 2001. This compares to 14.3 percent in the same period of 2000.

     ILFC generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in the first six months of 2001 increased 10.5 percent from the same period of 2000. The revenue growth resulted primarily from the increase in flight equipment available for operating lease and the increase in the relative cost of the leased fleet. Approximately 20 percent of ILFC's operating lease revenues are derived from U.S. and Canadian airlines. During the first six months of 2001, operating income increased 11.0 percent from the same period of 2000. ILFC finances its purchases of aircraft primarily through the issuance of a variety of debt instruments. The composite borrowing rates at the end of the first six months of 2001 and 2000 were 5.49 percent and 6.33 percent, respectively. (See also the discussions under "Capital Resources" and "Liquidity" herein and Note (d) of Notes to Financial Statements.)

     ILFC is exposed to loss through non-performance of aircraft lessees, through owning aircraft which it would be unable to sell or re-lease at acceptable rates at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At June 30, 2001, there were 429 aircraft subject to operating leases and there was one aircraft off lease. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

     AIGFP participates in the derivatives dealer market conducting, primarily as principal, an interest rate, currency, equity and credit derivative products business. AIGFP also enters into structured transactions including long-dated forward foreign exchange contracts, option transactions, liquidity facilities and investment agreements and invests in a diversified portfolio of securities. AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than from speculative transactions. Revenues in the first six months of 2001 increased 15.2 percent from the same period of 2000. During the first six months of 2001, operating income increased 27.1 percent from the same period of 2000. As AIGFP is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein and Note (d) of Notes to Financial Statements.)

     AIGTG derives a substantial portion of their revenues from market making and trading activities, as principals, in foreign exchange, interest rates and precious and base metals. Revenues in the first six months of 2001 decreased
56.4 percent from the same period of 2000. During the first six months of 2001, operating income decreased 60.5 percent from the same period of 2000. As AIGTG is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance or for comparing revenues to operating income. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein and Note (d) of Notes to Financial Statements.)

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

     Asset management operations for the six month periods ending June 30, 2001 and 2000 were as follows:

(in millions)
------------------------------------------------------

                                           2001    2000
-------------------------------------------------------
Revenues                                   $611    $593
Operating income                            211     210
-------------------------------------------------------

     Asset management operating income in the first six months of 2001 increased
0.4 percent when compared to the same period of 2000.

     Asset management operating income represented 4.5 percent of AIG's income before income taxes, minority interest and cumulative effect of an accounting change in the first six months of 2001. This compares to 5.1 percent in the same period of 2000.

     At June 30, 2001, AIG's third party assets under management, including both retail mutual funds and institutional accounts, approximated $34 billion.

OTHER OPERATIONS

     Other realized capital losses amounted to $17 million, and $6 million in the first six months of 2001 and 2000, respectively.

     Other income (deductions)-net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially-owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In the first six months of 2001, net deductions amounted to $105 million. In the same period of 2000, net deductions amounted to $122 million.

     Income before income taxes, minority interest and cumulative effect of an accounting change amounted to $4.66 billion in the first six months of 2001. Income before income taxes and minority interest amounted to $4.09 billion in the same period of 2000.

     In the first six months of 2001, AIG recorded a provision for income taxes of $1.37 billion compared to the provision of $1.21 billion in the same period of 2000. These provisions represent effective tax rates of 29.4 percent in the first six months of 2001, and 29.7 percent in the same period of 2000.

     Minority interest represents minority shareholders' equity in income of certain majority-owned consolidated subsidiaries. Minority interest amounted to $123 million and $121 million in the first six months of 2001 and 2000, respectively.

     Income before the cumulative effect of an accounting change amounted to $3.17 billion in the first six months of 2001 and $2.75 billion in the same period of 2000.

     The cumulative effect of an accounting change resulted from the adoption of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" and Statement of Financial Accounting Standards No. 138 "Accounting for Derivative Instruments and Hedging
Activities -- an amendment of FASB Statement No. 133" (collectively, FASB 133).

     Net income amounted to $3.16 billion in the first six months of 2001 and $2.75 billion in the same period of 2000. The increases in net income over the periods resulted from those factors described above.

CAPITAL RESOURCES

     At June 30, 2001, AIG had total capital funds of $42.66 billion and total borrowings of $49.36 billion. At that date, $43.84 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

     Total borrowings and borrowings not guaranteed or matched at June 30, 2001 and December 31, 2000 were as follows:

(in millions)
--------------------------------------------------------
                                       2001       2000
--------------------------------------------------------
GIAs -- AIGFP                         $14,977    $13,595
--------------------------------------------------------
Commercial Paper:
  AIG Funding, Inc.                     2,024        968
  ILFC(a)                               4,139      4,259
  A.I. Credit Corp.                        --        597
  AIG Finance (Taiwan) Limited(a)         108        104
  AIG Credit Card Company
    (Taiwan)(a)                            47         36
--------------------------------------------------------
  Total                                 6,318      5,964
--------------------------------------------------------
Medium Term Notes:
  ILFC(a)                               4,274      3,175
  AIG                                     656        582
--------------------------------------------------------
  Total                                 4,930      3,757
--------------------------------------------------------
Notes and Bonds Payable:
  ILFC(a)                               6,429      5,529
  AIGFP                                14,098      8,755
  AIG                                     726        720
--------------------------------------------------------
  Total                                21,253     15,004
--------------------------------------------------------
Loans and Mortgages Payable:
  ILFC(a)(b)                              415        463
  AIG Finance (Hong Kong) Limited(a)      256        346
  AIG Consumer Finance Group,
    Inc.(a)                               765        662
  AIG                                     442        440
--------------------------------------------------------
  Total                                 1,878      1,911
--------------------------------------------------------
Total Borrowings                       49,356     40,231
--------------------------------------------------------
Borrowings not guaranteed by AIG       16,433     14,574
Matched GIA borrowings                 14,977     13,595
Matched notes and bonds payable --
  AIGFP                                12,426      8,127
--------------------------------------------------------
                                       43,836     36,296
--------------------------------------------------------
Remaining borrowings of AIG           $ 5,520    $ 3,935
--------------------------------------------------------

(a)AIG does not guarantee or support these borrowings.
(b)Capital lease obligations.

     The maturity distributions of total borrowings at June 30, 2001 and December 31, 2000 were as follows:

(in millions)
------------------------------------------------------

                                       2001       2000
--------------------------------------------------------
Short-term borrowings                 $16,664    $14,989
Long-term borrowings(a)                32,692     25,242
--------------------------------------------------------
Total borrowings                      $49,356    $40,231
--------------------------------------------------------

(a)Including commercial paper and excluding that portion of long-term debt maturing in less than one year.

     During the first six months of 2001, AIGFP increased the aggregate principal amount outstanding of its notes and bonds payable to $14.10 billion. AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The funds may also be temporarily invested in securities purchased under agreements to resell. (See also the discussions under "Operational Review", "Liquidity" and "Derivatives" herein.)

     AIG Funding, Inc. (Funding), through the issuance of commercial paper, fulfills the short-term cash requirements of AIG and its non-insurance subsidiaries. Funding intends to continue to meet AIG's funding requirements through the issuance of commercial paper guaranteed by AIG. This issuance of Funding's commercial paper is subject to the approval of AIG's Board of Directors. ILFC and A.I. Credit Corp. (AICCO) as well as AIG Credit Card Company (Taiwan) -- (AIGCCC-Taiwan) and AIG Finance (Taiwan) Limited -- (AIGF-Taiwan), both consumer finance subsidiaries in Taiwan, have issued commercial paper for the funding of their own operations. At June 30, 2001, AIG did not guarantee or support the commercial paper of any of its subsidiaries other than Funding. In early 2001, AICCO ceased issuing commercial paper under its program and the agreement which AIG had provided supporting the commercial paper was terminated; AICCO's funding requirements are now met through Funding's program. (See also the discussion under "Derivatives" herein.)

     AIG and Funding have entered into syndicated revolving credit facilities (collectively, the Facility) aggregating $1.5 billion. The Facility consists of $1.0 billion in a short-term revolving credit facility and a $500 million five year revolving credit facility. The Facility can be used for general corporate purposes and also to provide backup for AIG's commercial paper programs administered by Funding. There are currently no borrowings outstanding under the Facility, nor were any borrowings outstanding as of June 30, 2001.

     At June 30, 2001, ILFC had increased the aggregate principal amount outstanding of its medium term and term notes to $10.70 billion, a net increase of $2.0 billion, and recorded a net decline in its capital lease obligations of $48 million and a net decrease in its commercial paper of $120 million. At June 30, 2001, ILFC had $3.08 billion in aggregate principal amount of debt securities registered for issuance from time to time. In addition, ILFC has a Euro Medium Term Note Program for $2.0 billion, under which $771 million in notes were sold through June 30, 2001.

     ILFC has a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft to be delivered through 2001. ILFC has the right, but is not required, to use the facility to fund 85 percent of each aircraft's purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these aircraft depending on the delivery date of the aircraft. Through June 30, 2001, ILFC borrowed $2.5 billion under this facility. Borrowings with respect to this facility are included in Notes and Bonds Payable in the accompanying table of borrowings.

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

     During the first six months of 2001, AIG issued $129 million principal amount of Medium Term Notes and $55 million of previously issued notes matured. At June 30, 2001, AIG had $652 million in aggregate principal amount of debt securities registered for issuance from time to time.

     AIG's capital funds increased $3.04 billion during the first six months of 2001. Unrealized appreciation of investments, net of taxes increased $149 million. During the first six months of 2001, the cumulative translation adjustment loss, net of taxes, increased $245 million. The change from period to period with respect to the unrealized appreciation of investments, net of taxes was primarily impacted by the decline in domestic interest rates. The transfer of bonds in the held to maturity, at amortized cost category to the bonds available for sale, at market value category in accordance with the transition provisions of FASB 133 resulted in a gain of $339 million recorded in the statement of comprehensive income as a cumulative effect of an accounting change adjustment. (See also the discussion under "Operational Review" and "Liquidity" herein.) At June 30, 2001, capital funds included a cumulative effect of an accounting change adjustment gain of $179 million. During the first six months of 2001, there was a loss of $142 million, net of taxes relating to derivative contracts designated as cash flow hedging instruments. (See also the discussion under Notes to Financial Statements and the Consolidated Statement of Comprehensive Income.) During the first six months of 2001, retained earnings increased $2.99 billion, resulting from net income less dividends.

     During the period from January 2001 through June 30, 2001, AIG repurchased in the open market 2,795,000 shares of its common stock. AIG intends to continue to buy its common shares in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans.

     Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At June 30, 2001, there were no significant statutory or regulatory issues which would impair AIG's financial condition, results of operations or liquidity. To AIG's knowledge, no AIG company is on any regulatory or similar "watch list". (See also the discussion under "Liquidity" herein.)

     AIG's insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and jurisdictions in which they do business. The National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company's statutory surplus to the risk inherent in its overall operations. At June 30, 2001, the adjusted capital of each of AIG's domestic general companies and of each of AIG's domestic life companies exceeded each of their RBC standards by considerable margins.

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

     At June 30, 2001, AIG's consolidated invested assets included $6.54 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first six months of 2001 amounted to $1.48 billion.

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

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG's insurance operations generated approximately $10.2 billion in pre-tax cash flow during the first six months of 2001. Cash flow includes periodic pre-mium collections, including policyholders' contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits, acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance investment operations generated approximately $5.2 billion in investment income cash flow during the first six months of 2001. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains net of realized capital losses.

     In addition to the combined insurance pre-tax operating cash flow, AIG's insurance operations held $5.91 billion in cash and short-term investments at June 30, 2001. The aforementioned operating cash flow and the cash and short-term balances held provided AIG's insurance operations with a significant amount of liquidity.

     This liquidity is available, among other things, to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $22 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $30 billion of fixed income securities and marketable equity securities during the first six months of 2001.

     The following table is a summary of AIG's invested assets by significant segment, including investment income due and accrued of $2.42 billion at both June 30, 2001 and December 31, 2000 and real estate of $1.85 billion and $1.87 billion, at June 30, 2001 and December 31, 2000, respectively:

(dollars in millions)
--------------------------------------------------------------------------------

                                                                JUNE 30, 2001                        December 31, 2000
                                                           -----------------------                -----------------------
                                                           INVESTED       PERCENT                 INVESTED       PERCENT
                                                            ASSETS        OF TOTAL                 ASSETS        OF TOTAL
-------------------------------------------------------------------------------------------------------------------------
General insurance                                          $ 43,401         18.0%                 $ 42,892         19.6%
Life insurance                                              112,791         46.7                    98,711         45.0
Financial services and asset management                      84,388         34.9                    76,748         35.0
Other                                                           891          0.4                       831          0.4
-------------------------------------------------------------------------------------------------------------------------
Total                                                      $241,471        100.0%                 $219,182        100.0%
-------------------------------------------------------------------------------------------------------------------------

INSURANCE INVESTED ASSETS

     The following tables summarize the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at June 30, 2001 and December 31, 2000:

(dollars in millions)

------------------------------------------------------------------------------------------------------------------------
                                                                                                   PERCENT DISTRIBUTION
                                                  GENERAL       LIFE                   PERCENT     ---------------------
JUNE 30, 2001                                    INSURANCE    INSURANCE     TOTAL      OF TOTAL    DOMESTIC     FOREIGN
------------------------------------------------------------------------------------------------------------------------
Fixed maturities:
  Available for sale, at market value(a)          $29,763     $ 82,005     $111,768      71.6%        57.7%       42.3%
Equity securities, at market value(b)               4,531        2,210        6,741       4.3         54.7        45.3
Mortgage loans on real estate, policy and
  collateral loans                                     66       10,582       10,648       6.8         57.9        42.1
Short-term investments, including time
  deposits, and cash                                1,809        4,102        5,911       3.8         45.3        54.7
Real estate                                           410        1,349        1,759       1.1         15.2        84.8
Investment income due and accrued                     563        1,746        2,309       1.5         49.5        50.5
Other invested assets                               6,259       10,797       17,056      10.9         76.3        23.7
------------------------------------------------------------------------------------------------------------------------
Total                                             $43,401     $112,791     $156,192     100.0%        58.5%       41.5%
------------------------------------------------------------------------------------------------------------------------

(a)Includes $822 million of bonds trading securities, at market value.
(b)Includes $1.20 billion of non-redeemable preferred stocks, at market value.

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

     At June 30, 2001, approximately 58 percent of the fixed maturities investments were domestic securities. Approximately 35 percent of such domestic securities were rated AAA. Approximately 12 percent were below investment grade or not rated.

     A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At June 30, 2001, approximately 11 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to securi-ties so rated. Approximately 16 percent were below investment grade or not rated at that date. A large portion of the foreign insurance fixed income portfolio are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

     At June 30, 2001, approximately 18 percent of the fixed maturities portfolio was collateralized mortgage obligations (CMOs), including commercial mortgage backed securities. Substantially all of the CMOs were investment grade and approximately 12 percent of the CMOs were backed by various U.S. government agencies. CMOs are exposed to interest rate risk as the duration and ultimate realized yield would be affected by the accelerated prepayments of the underlying mortgages.

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

     Mortgage loans on real estate, policy and collateral loans comprised 6.8 percent of AIG's insurance invested assets at June 30, 2001. AIG's insurance operations' holdings of real estate mortgages amounted to $6.97 billion of which
78.8 percent was domestic. At June 30, 2001, only a nominal amount were in default. It is AIG's practice to maintain a maximum loan to value ratio of 75 percent at loan origination. At June 30, 2001, AIG's insurance holdings of collateral loans amounted to $815 million, all of which were foreign. It is AIG's strategy to enter into mortgage and collateral loans as an adjunct primarily to life insurance fixed maturity investments. AIG's policy loans decreased from $3.03 billion at December 31, 2000 to $2.86 billion at June 30, 2001.

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

     AIG calculated the VaR with respect to the net fair value of each of AIG's insurance segments as of June 30, 2001 and December 31, 2000. AIG's methodology for calculating VaR and the results of the calculations presented herein were performed using historical simulation. Using historical simulation over the delta-normal approach does not significantly change the results of this disclosure. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was re-priced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period was assumed in computing the VaR figure.

     The following table presents the VaR on a combined basis and of each component of market risk for each of AIG's insurance segments as of June 30, 2001 and December 31, 2000. VaR with respect to combined operations cannot be derived by aggregating the individual risk or segment amounts presented herein.

(in millions)
--------------------------------------------------------------------------------

                                                                     GENERAL INSURANCE            LIFE INSURANCE
                                                                     -----------------         ---------------------
                        MARKET RISK                                  2001         2000          2001           2000
--------------------------------------------------------------------------------------------------------------------
Combined                                                             $837         $744         $1,230         $1,162
Interest rate                                                         460          454          1,188          1,119
Currency                                                               44           59            183            373
Equity                                                                812          603            266            293
--------------------------------------------------------------------------------------------------------------------

     The following table presents the average, high and low VaRs on a combined basis and of each component of market risk for each of AIG's insurance segments as of June 30, 2001 and December 31, 2000.

(in millions)
--------------------------------------------------------------------------------

                                                                      2001                           2000
                                                           ---------------------------    ---------------------------
                                                           AVERAGE     HIGH      LOW      AVERAGE     HIGH      LOW
---------------------------------------------------------------------------------------------------------------------
GENERAL INSURANCE
Market Risk
  Combined                                                 $  799     $  837    $  744    $  811     $  954    $  737
  Interest rate                                               459        464       454       419        454       338
  Currency                                                     51         59        44        49         65        29
  Equity                                                      740        812       603       694        828       603
LIFE INSURANCE
Market Risk
  Combined                                                 $1,144     $1,230    $1,041    $1,157     $1,211    $1,105
  Interest rate                                             1,129      1,188     1,081     1,094      1,206       950
  Currency                                                    273        373       183       430        566       372
  Equity                                                      283        293       266       315        396       293
---------------------------------------------------------------------------------------------------------------------

FINANCIAL SERVICES AND ASSET MANAGEMENT INVESTED ASSETS

     The following table is a summary of the composition of AIG's financial services and asset management invested assets at June 30, 2001 and December 31, 2000. (See also the discussions under "Operational Review: Financial Services Operations", "Operational Review: Asset Management Operations", "Capital Resources" and "Derivatives" herein.)

(dollars in millions)
--------------------------------------------------------------------------------

                                                                            2001                              2000
                                                                  -------------------------         -------------------------
                                                                  INVESTED         PERCENT          INVESTED         PERCENT
                                                                   ASSETS          OF TOTAL          ASSETS          OF TOTAL
-----------------------------------------------------------------------------------------------------------------------------
Flight equipment primarily under operating leases, net of
  accumulated depreciation                                        $21,674            25.7%          $19,325            25.2%
Unrealized gain on interest rate and currency swaps,
  options and forward transactions                                 10,746            12.7            10,235            13.3
Securities available for sale, at market value                     17,027            20.2            14,669            19.1
Trading securities, at market value                                 6,523             7.7             7,347             9.6
Securities purchased under agreements to resell, at
  contract value                                                   17,692            21.0            14,979            19.5
Trading assets                                                      7,503             8.9             7,045             9.2
Spot commodities, at market value                                     316             0.4               363             0.5
Other, including short-term investments                             2,907             3.4             2,785             3.6
-----------------------------------------------------------------------------------------------------------------------------
Total                                                             $84,388           100.0%          $76,748           100.0%
-----------------------------------------------------------------------------------------------------------------------------

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During the first six months of 2001, ILFC acquired flight equipment costing $2.80 billion.

     ILFC is exposed to market risk and the risk of loss of fair value resulting from adverse fluctuations in interest rates. As of June 30, 2001 and December 31, 2000, AIG statistically measured the aforementioned loss of fair value through the application of a VaR model. In this analysis, the net fair value of ILFC was determined using the financial instrument assets which included the tax adjusted future flight equipment lease revenue and the financial instrument liabilities which included the future servicing of the current debt. The estimated impact of the current derivative positions was also taken into account.

     AIG calculated the VaR with respect to the net fair value of ILFC using the variance-covariance (delta-normal) methodology. This calculation also used daily historical interest rates for the two years ending June 30, 2001 and December 31, 2000. The VaR model estimated the volatility of each of these interest rates and the correlation among them. The yield curve was constructed using eleven key points on the curve to model possible curve movements. Thus, the VaR measured the sensitivity of the assets and liabilities to the calculated interest rate exposures. These sensitivities were then applied to a database, which contained the historical ranges of movements in interest rates and the correlation among them. The results were aggregated to provide a single amount that depicts the maximum potential loss in fair value of a confidence level of 95 percent for a time period of one month. As of June 30, 2001 and December 31, 2000, the VaR with respect to the aforementioned net fair value of ILFC was approximately $8 million and $11 million, respectively.

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

     Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At June 30, 2001, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $182 million of these securities. There were no securities deemed below investment grade at June 30, 2001. There have been no significant downgrades through August 1, 2001. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

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

     The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at June 30, 2001 were as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                GROSS         GROSS
                                                              UNREALIZED    UNREALIZED
                                                                GAINS         LOSSES
--------------------------------------------------------------------------------------
Securities available for sale, at market value                 $   846        $  814
Unrealized gain/loss on interest rate and currency swaps,
  options and forward transactions(a)(b)                        10,746         7,948
Trading assets                                                   8,010         6,178
Spot commodities, at market value                                   28            --
Trading liabilities                                                 --         2,303
Securities and spot commodities sold but not yet purchased,        505            --
  at market value
--------------------------------------------------------------------------------------

(a)These amounts are also presented as the respective balance sheet amounts.
(b)At June 30, 2001, AIGTG's replacement values with respect to interest rate and currency swaps were $410 million.

     AIGFP's interest rate and currency risks on securities available for sale, at market, are managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At June 30, 2001, the unrealized gains and losses remaining after the benefit of the offsets were $51 million and $19 million, respectively.

     Trading securities, at market value, and securities and spot commodities sold but not yet purchased, at market value are marked to market daily with the unrealized gain or loss being recognized in income at that time. These securities and positions are held to meet the short-term risk management objectives of AIGFP and AIGTG.

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

     AIG calculated the VaR with respect to AIGFP and AIGTG as of June 30, 2001 and December 31, 2000. AIG's methodology for calculating VaR and the results of the calculations presented herein were performed using historical simulation. Using historical simulation over the delta-normal approach does not significantly change the results of this disclosure. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was re-priced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure).

     The following table presents the VaR on a combined basis and of each component of AIGFP's and AIGTG's market risk as of June 30, 2001 and December 31, 2000. VaR with respect to combined operations cannot be derived by aggregating the individual risk presented herein.

(in millions)
--------------------------------------------------------------------------------

                                                                AIGFP(A)        AIGTG(B)
                                                              ------------    ------------
                        MARKET RISK                           2001    2000    2001    2000
------------------------------------------------------------------------------------------
Combined                                                      $12     $15      $2      $6
Interest rate                                                  11      15       2       4
Currency                                                       --      --       2       3
Equity/Commodity                                                1      --      --      --
------------------------------------------------------------------------------------------

(a)A one month holding period was used to measure the market exposures of AIGFP.
(b)A one day holding period was used to measure the market exposures of AIGTG.

     The following table presents the average, high and low VaRs on a combined basis and of each component of AIGFP's and AIGTG's market risk as of June 30, 2001 and December 31, 2000.

(in millions)
--------------------------------------------------------------------------------

                                                                       2001                      2000
                                                              ----------------------    ----------------------
                                                              AVERAGE    HIGH    LOW    AVERAGE    HIGH    LOW
--------------------------------------------------------------------------------------------------------------
AIGFP MARKET RISK:
  Combined                                                      $12      $15     $10      $15      $24     $8
  Interest rate                                                  12       15     10        15       23      7
  Currency                                                       --        1     --        --       --     --
  Equity/Commodity                                                1        1     --         1        2     --
AIGTG MARKET RISK:
  Combined                                                      $ 4      $ 6     $2       $ 5      $ 6     $4
  Interest Rate                                                   3        4      2         3        4      3
  Currency                                                        2        3      1         3        4      2
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

     The following tables provide the notional and contractual amounts of AIGFP's and AIGTG's derivatives transactions at June 30, 2001 and December 31, 2000.

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

     The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss after the application of the aforementioned strategies, netting under ISDA Master Agreements and applying collateral held. Prior to the application of these credit enhancements, the gross credit risk with respect to these derivative instruments was $51.1 billion at June 30, 2001 and $33.4 billion at December 31, 2000. Subsequent to the application of such credit enhancements, the net exposure to credit risk or the net replacement value of all interest rate, currency and equity swaps, swaptions and forward commitments approximated $10.07 billion at June 30, 2001 and $9.51 billion at December 31, 2000. The net replacement value for futures and forward contracts approximated $185 million at June 30, 2001 and $204 million at December 31, 2000. The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss.

     The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at June 30, 2001 and December 31, 2000:

(in millions)
--------------------------------------------------------------------------------

                                                                                REMAINING LIFE
                                                    ----------------------------------------------------------------------
                                                      ONE      TWO THROUGH   SIX THROUGH   AFTER TEN    TOTAL      TOTAL
                                                      YEAR     FIVE YEARS     TEN YEARS      YEARS       2001       2000
--------------------------------------------------------------------------------------------------------------------------
Interest rate, currency and equity/commodity swaps
  and swaptions:
Notional amount:
  Interest rate swaps                               $ 75,278    $195,884      $ 89,281      $ 9,518    $369,961   $344,203
  Currency swaps                                      29,711      51,959        34,220        4,970     120,860    117,792
  Swaptions and equity swaps                          15,103      26,040        10,900        3,770      55,813     59,026
--------------------------------------------------------------------------------------------------------------------------
Total                                               $120,092    $273,883      $134,401      $18,258    $546,634   $521,021
--------------------------------------------------------------------------------------------------------------------------
Futures and forward contracts:
Exchange traded futures contracts contractual
  amount                                            $  8,624          --            --           --    $  8,624   $ 11,082
--------------------------------------------------------------------------------------------------------------------------
Over the counter forward contracts contractual
  amount                                            $ 47,337    $    471      $    189           --    $ 47,997   $ 22,809
--------------------------------------------------------------------------------------------------------------------------

     AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At June 30, 2001 and December 31, 2000, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                  NET REPLACEMENT VALUE
                                                              -----------------------------
                                                              SWAPS AND      FUTURES AND       TOTAL    TOTAL
                                                              SWAPTIONS   FORWARD CONTRACTS    2001      2000
--------------------------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                          $ 3,742          $ 15          $ 3,757   $3,778
  AA                                                             3,198           139            3,337    2,825
  A                                                              2,097            29            2,126    1,801
  BBB                                                              926             2              928    1,059
  Below investment grade                                           110            --              110      252
--------------------------------------------------------------------------------------------------------------
Total                                                          $10,073          $185          $10,258   $9,715
--------------------------------------------------------------------------------------------------------------

     At June 30, 2001 and December 31, 2000, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                  NET REPLACEMENT VALUE
                                                              -----------------------------
                                                              SWAPS AND      FUTURES AND       TOTAL    TOTAL
                                                              SWAPTIONS   FORWARD CONTRACTS    2001      2000
--------------------------------------------------------------------------------------------------------------
Non-U.S. banks                                                 $ 2,543          $ 68          $ 2,611   $2,517
Insured municipalities                                             555            --              555      595
U.S. industrials                                                 2,004            --            2,004    1,945
Governmental                                                       481            --              481      463
Non-U.S. financial service companies                               426             1              427      309
Non-U.S. industrials                                               961            15              976    1,372
Special purpose                                                  1,476            --            1,476    1,204
U.S. banks                                                         204            99              303      220
U.S. financial service companies                                 1,132             2            1,134      894
Supranationals                                                     291            --              291      196
--------------------------------------------------------------------------------------------------------------
Total                                                          $10,073          $185          $10,258   $9,715
--------------------------------------------------------------------------------------------------------------

     The gross replacement values presented in the following table represent the sum of the estimated positive fair values of all of AIGTG's derivatives contracts at June 30, 2001 and December 31, 2000. These values do not represent the credit risk to AIGTG.

     The net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss.

     The following table provides the contractual and notional amounts and credit exposure, if applicable, by maturity and type of derivative of AIGTG's derivatives portfolio at June 30, 2001 and December 31, 2000. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the June 30, 2001 balances based upon the expected timing of the future cash flows.

(in millions)
--------------------------------------------------------------------------------

                                                                    REMAINING LIFE
                                                   ------------------------------------------------
                                                     ONE      TWO THROUGH   SIX THROUGH   AFTER TEN    TOTAL      TOTAL
                                                     YEAR     FIVE YEARS     TEN YEARS      YEARS       2001       2000
-------------------------------------------------------------------------------------------------------------------------
Contractual amount of futures, forwards and
  options:
  Exchange traded futures and options              $  9,329     $ 3,560       $    20        $--      $ 12,909   $ 18,064
-------------------------------------------------------------------------------------------------------------------------
  Forwards                                         $224,936     $17,021       $ 1,675        $--      $243,632   $234,316
-------------------------------------------------------------------------------------------------------------------------
  Over the counter purchased options               $ 87,242     $20,433       $34,761        $--      $142,436   $104,919
-------------------------------------------------------------------------------------------------------------------------
  Over the counter sold options(a)                 $ 83,757     $21,606       $33,983        $87      $139,433   $103,742
-------------------------------------------------------------------------------------------------------------------------
Notional amount:
  Interest rate swaps and forward rate agreements  $ 16,754     $34,628       $ 6,978        $85      $ 58,445   $ 63,264
  Currency swaps                                      3,876       5,412           648         --         9,936      8,573
  Swaptions                                           1,390      13,333         1,311         --        16,034     15,419
-------------------------------------------------------------------------------------------------------------------------
Total                                              $ 22,020     $53,373       $ 8,937        $85      $ 84,415   $ 87,256
-------------------------------------------------------------------------------------------------------------------------
Credit exposure:
  Futures, forwards, swaptions and purchased
    options contracts and interest rate and
    currency swaps:
  Gross replacement value                          $  6,277     $ 2,412       $   981        $ 1      $  9,671   $ 10,319
  Master netting arrangements                        (3,714)     (1,574)         (725)        (1)       (6,014)    (6,136)
  Collateral                                            (60)        (49)          (24)        --          (133)      (107)
-------------------------------------------------------------------------------------------------------------------------
Net replacement value(b)                           $  2,503     $   789       $   232        $--      $  3,524   $  4,076
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

     AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At June 30, 2001 and December 31, 2000, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio were as follows:

(in millions)
--------------------------------------------------------------------------------

                                                                  NET REPLACEMENT VALUE
                                                                --------------------------
                                                                 2001               2000
------------------------------------------------------------------------------------------
Counterparty credit quality:
  AAA                                                           $  435              $  442
  AA                                                             1,348               1,807
  A                                                              1,217               1,139
  BBB                                                              238                 460
  Below investment grade                                            76                  48
  Not externally rated, including exchange traded futures
    and options*                                                   210                 180
------------------------------------------------------------------------------------------
Total                                                           $3,524              $4,076
------------------------------------------------------------------------------------------
Counterparty breakdown by industry:
  Non-U.S. banks                                                $1,288              $2,076
  U.S. industrials                                                 262                  67
  Governmental                                                      78                  70
  Non-U.S. financial service companies                             308                 282
  Non-U.S. industrials                                             404                 243
  U.S. banks                                                       651                 468
  U.S. financial service companies                                 323                 690
  Exchanges*                                                       210                 180
------------------------------------------------------------------------------------------
Total                                                           $3,524              $4,076
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

     AIG adopted FASB 133 on January 1, 2001. In accordance with the transition provisions of FASB 133, AIG recorded in its consolidated income statement for the first six months of 2001 a cumulative effect of an accounting change adjustment loss of $6 million. This loss represents the net fair value of all previously unrecorded derivative instruments as of January 1, 2001, net of tax and after the application of hedge accounting. AIG also recorded in its consolidated statement of comprehensive income for the first six months of 2001 a cumulative effect of an accounting change adjustment gain of $179 million. This gain represents the increase in other comprehensive income, net of taxes, arising from recognizing the fair value of all derivative contracts designated as cash flow hedging instruments, and to a lesser extent, hedging instruments used to hedge net investments in foreign operations.

     In June 2001, FASB issued Statement of Financial Accounting Standard No. 141 "Business Combinations" (FASB 141). FASB 141 requires AIG to apply the purchase method of accounting for all acquisitions initiated after June 30, 2001.

     In June 2001, FASB issued Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" (FASB 142). FASB 142 requires AIG to discontinue the amortization of goodwill on its consolidated income statement. FASB 142 is effective for AIG for the year commencing January 1, 2002.

     In addition, FASB 142 requires goodwill to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. As of June 30, 2001, AIG recorded $3.4 billion of goodwill on its consolidated balance sheet. AIG is currently evaluating the impact of the impairment provisions of FASB 142, and believes that the impact on its results of operations and financial condition will not be significant.

RECENT DEVELOPMENTS

     On April 20, 2001, AIG announced that the reorganization plan for The Chiyoda Mutual Life Insurance Company (Chiyoda) had been approved by Japanese regulatory authorities, and that Chiyoda had become a joint-stock company and commenced operations as AIG Star Life Insurance Co., Ltd., a wholly owned subsidiary of AIG.

     On May 11, 2001, AIG announced that it has entered into a definitive agreement to acquire American General Corporation (American General). American General shareholders will receive $46 per American General share in AIG common stock, subject to a collar mechanism. The transaction, which has been approved by the boards of directors of both companies, will be a tax-free reorganization and will be accounted for using the pooling of interests method. The transaction values American General at approximately $23 billion. AIG expects to receive the remaining regulatory approvals for the acquisition in August and plans to close the transaction as soon as possible thereafter.

                          PART II -- OTHER INFORMATION

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on May 16, 2001, the
Shareholders:

     (a)  elected eighteen directors as follows:

         NOMINEE                                                  SHARES FOR      SHARES WITHHELD
         -------                                                  ----------      ---------------
         M. Bernard Aidinoff...................................  1,980,067,763       81,449,239
         Eli Broad.............................................  1,868,919,428      192,597,574
         Pei-yuan Chia.........................................  2,037,896,599       23,620,403
         Marshall A. Cohen.....................................  2,037,644,738       23,872,264
         Barber B. Conable, Jr. ...............................  2,036,370,185       25,146,817
         Martin S. Feldstein...................................  2,037,772,118       23,744,884
         Ellen V. Futter.......................................  2,037,236,477       24,280,525
         Maurice R. Greenberg..................................  1,865,952,867      195,564,135
         Carla A. Hills........................................  1,983,644,882       77,872,120
         Frank J. Hoenemeyer...................................  2,036,078,717       25,438,285
         Richard C. Holbrooke..................................  2,037,357,907       24,159,095
         Edward E. Matthews....................................  1,866,336,703      195,180,299
         Howard I. Smith.......................................  1,866,111,986      195,405,016
         Thomas R. Tizzio......................................  1,866,895,588      194,621,414
         Edmund S.W. Tse.......................................  1,867,338,373      194,178,629
         Jay S. Wintrob........................................  1,871,185,617      190,331,385
         Frank G. Wisner.......................................  1,881,521,965      179,995,037
         Frank G. Zarb.........................................  2,037,486,744       24,030,258

     (b) approved, by a vote of 2,047,827,223 shares to 6,823,261 shares, with 6,866,518 abstentions, a proposal to select PricewaterhouseCoopers LLP as independent accountants for 2001;

     (c) rejected, by a vote of 542,198,656 shares for and 1,314,478,719 shares against, with 17,622,728 shares abstaining and 187,216,899 shares not voting, a shareholder proposal requesting AIG to change the Board nomination process;

     (d) rejected, by a vote of 141,983,177 shares for and 1,709,262,772 shares against, with 23,054,154 shares abstaining and 187,216,899 shares not voting, a shareholder proposal requesting AIG to provide a report on executive compensation; and

     (e) rejected, by a vote of 204,422,134 shares for and 1,595,849,105 shares against, with 74,028,864 shares abstaining and 187,216,899 shares not voting, a shareholder proposal requesting AIG to distribute certain statistical data on employees.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
        See accompanying Exhibit Index.

     (b)  Reports on Form 8-K

          During the three months ended June 30, 2001, there were two current reports filed on Form 8-K:

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

Dated: August 13, 2001

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