Form 10-Q
period 2001-09-30
AMERICAN INTERNATIONAL GROUP INC
filed 2001-11-14
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                     to

For Quarter Ended September 30, 2001 Commission File Number 1-8787

AMERICAN INTERNATIONAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2592361 (I.R.S. Employer Identification Number)

70 Pine Street, New York, New York (Address of principal executive offices)	10270 (Zip Code)
Registrant’s telephone number, including area code (212) 770-7000
NONE Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ X ]	NO [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2001: 2,612,478,763.

CONSOLIDATED BALANCE SHEET
AMERICAN INTERNATIONAL GROUP, INC. CONSOLIDATED STATEMENT OF INCOME
CONSOLIDATED STATEMENT OF CASH FLOWS
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
NOTES TO FINANCIAL STATEMENTS
Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II -- OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX
EX-4: INDENTURE DATED AS OF NOVEMBER 9, 2001
EX-12: STATEMENT RE. COMPUTATION OF RATIOS

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED BALANCE SHEET
(in millions)
(unaudited)

	September 30,	December 31,
	2001	2000

ASSETS:
Investments and cash:
Fixed maturities:
Bonds available for sale, at market value (amortized cost: 2001 — $182,551; 2000 — $153,921)	$187,506	$153,763
Bonds held to maturity, at amortized cost (market value: 2001 — $0; 2000 — $12,053)	—	11,533
Bonds trading securities, at market value (cost: 2001 — $911; 2000 — $838)	915	846
Equity securities:
Common stocks (cost: 2001 — $6,577; 2000 — $7,051)	5,650	6,805
Non-redeemable preferred stocks (cost: 2001 — $1,561; 2000 — $1,318)	1,385	1,207
Mortgage loans on real estate, net of allowance (2001 — $112; 2000 — $104)	11,050	11,047
Policy Loans	5,389	5,465
Collateral and guaranteed loans, net of allowance (2001 — $41; 2000 — $40)	2,095	2,084
Financial services and asset management assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2001 — $3,277; 2000 — $2,723)	22,027	19,325
Securities available for sale, at market value (cost: 2001 — $17,091; 2000 — $14,636)	17,123	14,669
Trading securities, at market value	6,631	7,347
Spot commodities, at market value	498	363
Unrealized gain on interest rate and currency swaps, options and forward transactions	12,863	10,235
Trading assets	7,921	7,045
Securities purchased under agreements to resell, at contract value	19,571	14,991
Finance receivables, net of allowance (2001 — $423; 2000 — $383)	11,196	11,378
Other invested assets	22,566	13,486
Short-term investments, at cost (approximates market value)	9,641	6,502
Cash	485	522

Total investments and cash	344,512	298,613
Investment income due and accrued	3,793	3,522
Premiums and insurance balances receivable, net of allowance (2001 — $178; 2000 — $170)	13,062	11,832
Reinsurance assets	25,810	23,964
Deferred policy acquisition costs	16,723	16,647
Investments in partially-owned companies	513	336
Real estate and other fixed assets, net of accumulated depreciation (2001 — $3,092; 2000 — $2,264)	4,353	4,126
Separate and variable accounts	46,528	54,562
Other assets	13,381	13,069

Total assets	$468,675	$426,671

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED BALANCE SHEET — (continued)

(in millions, except share amounts)
(unaudited)

	September 30,	December 31,
	2001	2000

LIABILITIES:
Reserve for losses and loss expenses	$41,920	$40,613
Reserve for unearned premiums	13,161	12,510
Future policy benefits for life and accident and health insurance contracts	56,501	51,532
Policyholders’ contract deposits	109,426	99,327
Other policyholders’ funds	6,383	5,885
Reserve for commissions, expenses and taxes	3,477	2,807
Insurance balances payable	4,281	2,794
Funds held by companies under reinsurance treaties	2,360	1,435
Income taxes payable:
Current	(170)	189
Deferred	4,338	3,032
Financial services and asset management liabilities:
Borrowings under obligations of guaranteed investment agreements	16,308	13,595
Securities sold under agreements to repurchase, at contract value	11,317	11,308
Trading liabilities	5,036	4,352
Securities and spot commodities sold but not yet purchased, at market value	6,877	7,701
Unrealized loss on interest rate and currency swaps, options and forward transactions	10,548	8,581
Trust deposits and deposits due to banks and other depositors	2,380	1,895
Commercial paper	8,511	9,421
Notes, bonds and loans payable	31,353	23,594
Commercial paper	6,232	3,626
Notes, bonds, loans and mortgages payable	4,222	4,087
Separate and variable accounts	46,528	54,562
Minority interest	1,476	1,465
Other liabilities	22,660	11,507

Total liabilities	415,125	375,818

Preferred shareholders’ equity in subsidiary companies	2,764	3,414

CAPITAL FUNDS:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2001 — 2,747,947,809; 2000 — 2,787,511,574	6,870	6,914
Additional paid-in capital	559	2,830
Retained earnings	45,463	42,598
Accumulated other comprehensive income (loss)	(1,194)	(2,440)
Treasury stock, at cost; 2001 — 135,469,046; 2000 — 164,905,649 shares of common stock	(912)	(2,463)

Total capital funds	50,786	47,439

Total liabilities and capital funds	$468,675	$426,671

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts)
(unaudited)

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,

	2001	2000	2001	2000

General insurance operations:
Net premiums written	$14,903	$13,023	$4,983	$4,293
Change in unearned premium reserve	(594)	(402)	(138)	(181)

Net premiums earned	14,309	12,621	4,845	4,112
Net investment income	2,147	1,999	724	676
Realized capital gains (losses)	(147)	42	(89)	33

	16,309	14,662	5,480	4,821

Losses and loss expenses incurred	10,652	9,460	3,561	3,066
Losses and loss expenses incurred: World Trade Center and related losses (WTC)	769	—	769	—
Underwriting expenses	2,915	2,529	1,038	853

	14,336	11,989	5,368	3,919

Operating income	1,973	2,673	112	902

Life insurance operations:
Premium income	14,066	12,633	4,873	4,140
Net investment income	8,687	7,807	2,935	2,666
Realized capital gains (losses)	(4)	(123)	17	(65)

	22,749	20,317	7,825	6,741

Death and other benefits	8,355	6,953	3,078	2,368
Death and other benefits: WTC	131	—	131	—
Increase in future policy benefits	6,007	6,128	1,798	1,977
Acquisition and insurance expenses	4,133	3,663	1,482	1,197

	18,626	16,744	6,489	5,542

Operating income	4,123	3,573	1,336	1,199

Financial services operating income	1,411	1,180	490	406
Asset management operating income	817	832	248	282
Other realized capital losses	(398)	(140)	(42)	(25)
Other income (deductions) — net	(487)	(476)	(164)	(166)
Acquisition, restructuring and related charges	(2,017)	(315)	(1,363)	—

Income before income taxes, minority interest and cumulative effect of accounting changes	5,422	7,327	617	2,598

Income taxes — Current	932	1,349	157	451
— Deferred	603	835	7	334

	1,535	2,184	164	785

Income before minority interest and cumulative effect of accounting changes	3,887	5,143	453	1,813

Minority interest	(254)	(306)	(45)	(108)

Income before cumulative effect of accounting changes	3,633	4,837	408	1,705

Cumulative effect of accounting changes, net of tax	(136)	—	(81)	—

Net income	$3,497	$4,837	$327	$1,705

Earnings per common share:
Basic
Income before cumulative effect of accounting changes	$1.38	$1.86	$0.15	$0.66
Cumulative effect of accounting changes	(0.05)	—	(0.03)	—

Net income	$1.33	$1.86	$0.12	$0.66

Diluted
Income before cumulative effect of accounting changes	$1.37	$1.84	$0.15	$0.65
Cumulative effect of accounting changes	(0.05)	—	(0.03)	—

Net income	$1.32	$1.84	$0.12	$0.65

Cash dividends per common share	$0.116	$0.104	$0.042	$0.037

Average shares outstanding:
Basic	2,622	2,605	2,620	2,606

Diluted	2,653	2,637	2,651	2,633

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months
	Ended September 30,

	2001	2000

Cash Flows From Operating Activities:
Net Income	$3,497	$4,837

Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash revenues, expenses, gains and losses included in income:
Change in:
General and life insurance reserves	6,603	5,001
Premiums and insurance balances receivable and payable — net	555	(127)
Reinsurance assets	(2,624)	(246)
Deferred policy acquisition costs	(76)	(913)
Investment income due and accrued	(271)	(348)
Funds held under reinsurance treaties	903	(40)
Other policyholders’ funds	581	311
Current and deferred income taxes — net	256	785
Reserve for commissions, expenses and taxes	462	401
Other assets and liabilities — net	4,274	(371)
Trading assets and liabilities — net	(193)	(1,941)
Trading securities, at market value	716	(177)
Spot commodities, at market value	(134)	112
Net unrealized gain on interest rate and currency swaps, options and forward transactions	(662)	(1,697)
Securities purchased under agreements to resell	(4,580)	(3,977)
Securities sold under agreements to repurchase	9	2,730
Securities and spot commodities sold but not yet purchased, at market value	(824)	2,014
Realized capital losses	549	221
Equity in income of partially-owned companies and other invested assets	(344)	(179)
Depreciation expenses, principally flight equipment	1,076	851
Change in cumulative translation adjustments	(407)	(123)
Provision for finance receivable losses	194	147
Other — net	(1,789)	(176)

Total Adjustments	4,274	2,258

Net cash provided by operating activities	$7,771	$7,095

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS — (Continued)

(in millions)
(unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Cash Flows From Investing Activities:
Cost of fixed maturities, at amortized cost matured or redeemed	$—	$11,789
Cost of bonds, at market sold	59,526	16,524
Cost of bonds, at market matured or redeemed	6,563	5,620
Cost of equity securities sold	4,559	3,824
Realized capital losses	(549)	(221)
Purchases of fixed maturities	(82,789)	(44,262)
Purchases of equity securities	(4,706)	(4,552)
Mortgage, policy and collateral loans granted	(2,705)	(2,187)
Repayments of mortgage, policy and collateral loans	2,563	1,633
Sales of securities available for sale	2,901	4,245
Maturities of securities available for sale	1,372	1,264
Purchases of securities available for sale	(6,721)	(5,232)
Sales of flight equipment	218	136
Purchases of flight equipment	(3,514)	(2,646)
Net additions to real estate and other fixed assets	(566)	(658)
Sales or distributions of other invested assets	2,753	3,127
Investments in other invested assets	(4,832)	(4,640)
Change in short-term investments	(3,137)	(457)
Investments in partially-owned companies	(162)	(1)
Finance receivable originations and purchases	(5,436)	(4,762)
Finance receivable principal payments received	5,425	3,966
Other net	—	(146)

Net cash used in investing activities	(29,237)	(17,636)

Cash Flows From Financing Activities:
Change in policyholders’ contract deposits	10,744	4,048
Change in trust deposits and deposits due to banks and other depositors	486	(266)
Change in commercial paper	1,696	4,599
Proceeds from notes, bonds, loans and mortgages payable	18,719	8,725
Repayments on notes, bonds, loans and mortgages payable	(10,835)	(7,731)
Proceeds from guaranteed investment agreements	8,043	6,712
Maturities of guaranteed investment agreements	(5,330)	(4,446)
Redemption of subsidiary company preferred stock	(688)	—
Proceeds from common stock issued	163	114
Proceeds from subsidiary company preferred stock issued	—	645
Cash dividends to shareholders	(632)	(580)
Acquisition of treasury stock	(1,039)	(1,244)
Other — net	102	129

Net cash provided by financing activities	21,429	10,705

Change in cash	(37)	164
Cash at beginning of period	522	425

Cash at end of period	$485	$589

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Nine Months		Three Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

Net income	$3,497	$4,837	$327	$1,705
Other comprehensive income:
Unrealized appreciation of investments — net of reclassification adjustments	2,460	567	1,672	1,423
Deferred income tax expense on changes	(826)	(246)	(595)	(543)
Foreign currency translation adjustments(a)	(418)	(123)	(105)	(127)
Applicable income tax benefit on changes	72	46	4	22
Cumulative effect of accounting change, net of tax(b)	150	—	—	—
Net derivative losses arising from cash flow hedging activities	(669)	—	(534)	—
Deferred income tax benefit on changes	138	—	152	—
Cumulative effect of accounting change, net of tax(c)	339	—	—	—

Total	1,246	244	594	775

Comprehensive income	$4,743	$5,081	$921	$2,480

(a)	Includes immaterial derivative gains and losses arising from hedges of net investments in foreign operations.

(b)	Consists of derivative gains and losses arising from the adoption of FASB 133.

(c)	Represents the unrealized appreciation arising from the transfer of the bonds held to maturity portfolio to the bonds available for sale portfolio in connection with the implementation of FASB 133.

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2001

(unaudited)

a)	On August 29, 2001, American General Corporation (AGC) was acquired by AIG. In connection with the acquisition, AIG issued approximately 290 million shares of its common stock in an exchange for all the outstanding common stock of AGC based on an exchange ratio of 0.5790 of a share of AIG common stock for each share of AGC common stock. The acquisition was accounted for as a pooling of interests and all prior historical financial information presented herein has been restated to include AGC.

All of the share information included herein reflects the application of the exchange ratio to the number of shares of AGC common stock outstanding at the relevant times rather than the number of shares of AIG common stock actually issued and outstanding at such times.

The following is a reconciliation of the individual companies combined results for the nine months and third quarter of 2000:

	Nine Months			Three Months
	Ended September 30, 2000			Ended September 30, 2000

	AIG	AGC	Total	AIG	AGC	Total

	(in millions)
Revenues	$33,456	$8,284	$41,740	$11,140	$$2,791	$13,931
Net income	$4,139	$698	$4,837	$1,386	$319	$1,705

b)	These statements are unaudited. In the opinion of management, all adjustments consisting of normal recurring accruals have been made for a fair statement of the results presented herein. All material intercompany accounts and transactions have been eliminated. For further information, refer to the Annual Report on Form 10-K of AIG for the year ended December 31, 2000 (as supplemented by the Current Report on Form 8-K dated October 9, 2001).

c)	Earnings per share of AIG are based on the weighted average number of common shares outstanding during the period, retroactively adjusted to reflect all stock splits.

Cash dividends per common share reflect the adjustment for a common stock split in the form of a 50 percent common stock dividend paid July 28, 2000. The quarterly dividend rate per common share, commencing with the dividend paid September 14, 2001 is $0.042.

d)	Cash flow information for the nine month periods ended September 30, 2001 and 2000 is as follows:

	2001	2000

	(in millions)
Income taxes paid	$1,140	$1,283
Interest paid	$3,042	$2,650

e)	Segment Information:

The following table summarizes the operations by major operating segment for the first nine months and third quarter of 2001 and 2000 (in millions):

	Operating Segments

	Nine Months		Three Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

Revenues(1):
General Insurance	$16,309	$14,662	$5,480	$4,821
Life Insurance	22,749	20,317	7,825	6,741
Financial Services	4,728	4,310	1,633	1,508
Asset Management	2,608	2,591	832	886
Other	(398)	(140)	(42)	(25)

Total	$45,996	$41,740	$15,728	$13,931

	Operating Segments

	Nine Months			Three Months
	Ended September 30,			Ended September 30,

	2001		2000	2001		2000

Operating income:
General Insurance	$1,973		$2,673	$112		$902
Life Insurance	4,123		3,573	1,336		1,199
Financial Services	1,411		1,180	490		406
Asset Management	817		832	248		282
Other	(2,902	)(2)	(931)	(1,569	)(2)	(191)

Total	$5,422		$7,327	$617		$2,598

(1)	Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transaction and other fees, asset management commissions and other fees, and realized capital gains (losses).

(2)	Includes pre-tax charges of $654 million for a termination fee ($600 million) and other related costs in connection with AGC’s termination of its merger agreement with Prudential plc in the second quarter of 2001, and $1.36 billion in acquisition, restructuring and related charges in connection with the acquisition of AGC in the third quarter of 2001. See also Note (j) of Notes to Financial Statements.

The following table summarizes AIG’s general insurance operations by major reporting group for the first nine months and third quarter of 2001 and 2000 (in millions):

	General Insurance

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:
Domestic Brokerage Group	$9,238	$7,659	$3,111	$2,464
Foreign General	4,619	4,719	1,561	1,558
Other	2,452	2,284	808	799

Total	$16,309	$14,662	$5,480	$4,821

Operating income (loss) before realized capital gains (losses)(1):
Domestic Brokerage Group	$1,014	$1,499	$(70)	$525
Foreign General	719	712	128	210
Other	387	420	143	134

Total	$2,120	$2,631	$201	$869

(1)	Realized capital gains (losses) are not deemed to be an integral part of AIG’s general insurance operations’ internal reporting groups.

The following table summarizes AIG’s life insurance operations by major reporting group for the first nine months and third quarter of 2001 and 2000 (in millions):

	Life Insurance

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:
American International Assurance Company Ltd. and Nan Shan Life Insurance Company, Ltd.	$7,668	$6,983	$2,583	$2,307
American Life Insurance Company	4,156	4,095	1,372	1,345
Domestic Life	9,741	8,896	3,161	2,974
Other	1,184	343	709	115

Total	$22,749	$20,317	$7,825	$6,741

	Life Insurance

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,

	2001	2000	2001	2000

Operating income before realized capital gains (losses)(1):
American International Assurance Company Ltd. and Nan Shan Life Insurance Company, Ltd.	$1,162	$1,028	$383	$355
American Life Insurance Company	629	561	191	189
Domestic Life	2,143	2,051	631	701
Other	193	56	114	19

Total	$4,127	$3,696	$1,319	$1,264

(1)	Realized capital gains (losses) are not deemed to be an integral part of AIG’s life insurance operations’ internal reporting groups.

The following table summarizes AIG’s financial services operations by major reporting group for the first nine months and third quarter of 2001 and 2000 (in millions):

	Financial Services

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:
International Lease Finance Corporation	$1,937	$1,786	$659	$629
AIG Financial Products Corp.	802	711	283	260
Consumer Finance Group	1,903	1,718	653	596
Other(1)	86	95	38	23

Total	$4,728	$4,310	$1,633	$1,508

Operating income:
International Lease Finance Corporation	$531	$476	$187	$166
AIG Financial Products Corp.	524	433	170	155
Consumer Finance Group	386	294	149	101
Other(1)	(30)	(23)	(16)	(16)

Total	$1,411	$1,180	$490	$406

(1)	Including AIG Trading Group Inc.

f)	Computation of Earnings Per Share:

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(in millions, except per share amounts)
Numerator:
Income before cumulative effect of accounting changes	$3,633	$4,837	$408	$1,705
Cumulative effect of accounting changes, net of tax	(136)	—	(81)	—
Net income (applicable to common stock) — basic	$3,497	$4,837	$327	$1,705
Dividends on preferred securities	—	5	—	—

Net income (applicable to common stock) — diluted	$3,497	$4,842	$327	$1,705

Denominator:
Basic:
Average outstanding shares used in the computation of per share earnings:
Common stock	2,766	2,799	2,763	2,792
Common stock in treasury	(144)	(194)	(143)	(186)

Average outstanding shares — basic	2,622	2,605	2,620	2,606

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(in millions, except per share amounts)
Diluted:
Average outstanding shares used in the computation of per share earnings:
Common stock	2,766	2,799	2,763	2,792
Common stock in treasury	(144)	(194)	(143)	(186)
Stock options and stock purchase plan (treasury stock method)	31	27	31	27
Convertible preferred securities	—	5	—	—

Average outstanding shares — diluted	2,653	2,637	2,651	2,633

Net income per share:
Basic
Income before cumulative effect of accounting changes	$1.38	$1.86	$0.15	$0.66
Cumulative effect of accounting changes	(0.05)	—	(0.03)	—

Net income	$1.33	$1.86	$0.12	$0.66

Diluted
Income before cumulative effect of accounting changes	$1.37	$1.84	$0.15	$0.65
Cumulative effect of accounting changes	(0.05)	—	(0.03)	—

Net income	$1.32	$1.84	$0.12	$0.65

g)	Statement of Accounting Standards No. 130 “Comprehensive Income” (FASB 130) establishes standards for reporting comprehensive income and its components as part of capital funds. The reclassification adjustments with respect to available for sale securities were $(549) million and $(221) million for the first nine months and $(114) million and $(57) million for the third quarter of 2001 and 2000, respectively.

h)  Accounting Standards:

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”. In June 2000, FASB issued Statement of Financial Accounting Standards No. 138 “Accounting for Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (collectively, FASB 133).

FASB 133 requires AIG to recognize all derivatives in the consolidated balance sheet at fair value. The financial statement recognition of the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative and the extent to which the derivative is effective as part of a hedge transaction. The changes in fair value of the derivative transactions of AIG Financial Products Corp. and subsidiaries (AIGFP) and AIG Trading Group Inc. and subsidiaries (AIGTG) are presented as a component of AIG’s operating income. The discussion below relates to the derivative activities of AIG other than those of AIGFP and AIGTG.

On the date the derivative contract is entered into, AIG designates the derivative as: (1) a hedge of the subsequent changes in the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge); (2) a hedge of a forecasted transaction, or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); or (3) a hedge of a net investment in a foreign operation. Fair value and cash flow hedges may involve foreign currencies (“foreign currency hedges”). The gain or loss in the fair value of a derivative that is designated, qualifies and is highly effective as a fair value hedge is recorded in current period earnings along with the loss or gain on the hedged item attributable to the hedged risk. The gain or loss in the fair value of a derivative that is designated, qualifies and is highly effective as a cash flow hedge is recorded in other comprehensive income, until earnings are affected by the variability of cash flows. The gain or loss in the fair value of a derivative that is designated, qualifies and is highly effective as a hedge of a net investment in a foreign operation is recorded in the foreign currency translation adjustments account within other comprehensive income. Changes in the fair value of derivatives used for other than the above hedging activities are reported in current period earnings.

AIG documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as hedges to specific assets or liabilities on the balance sheet, or specific firm commitments or forecasted transactions. AIG also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

In accordance with the transition provisions of FASB 133, AIG recorded in its consolidated income statement for the first nine months of 2001 a cumulative effect of an accounting change adjustment loss of $6 million. This loss represents the net fair value of all previously unrecorded derivative instruments as of January 1, 2001, net of tax and after the application of hedge accounting. AIG also recorded in its consolidated statement of comprehensive income for the first nine months of 2001 a cumulative effect of an accounting change adjustment gain of $150 million. This gain represents the increase in other comprehensive income, net of taxes, arising from recognizing the fair value of all derivative contracts designated as cash flow hedging instruments, and to a lesser extent, hedging instruments used to hedge net investments in foreign operations.

AIG (excluding its two trading operations, AIGFP and AIGTG) uses derivative instruments (principally swap and forward contracts) to hedge risk exposures to interest rate and foreign currency risks. These risks arise primarily from available-for-sale fixed income securities, debt, policyholder account balance liabilities associated with guaranteed investment contracts and net investments in foreign operations. Other hedging activities, such as those involving forecasted transactions or equity securities, are not significant. During the first nine months of 2001, there were no hedges that were discontinued or otherwise no longer qualify as hedges under FASB 133. With respect to fair value hedges, net income for the first nine months reflected a net $3 million gain from hedge ineffectiveness. With respect to cash flow hedges, such ineffectiveness amounted to a net loss of $1 million. During the first nine months of 2001, there were minor reclassifications to earnings from other comprehensive income under cash flow hedge accounting. These reclassifications were connected to programs of synthetically converting certain investment securities, debt issuances or policyholder account balance liabilities associated with guaranteed investment contracts, from a floating interest rate to a fixed interest rate. As at September 30, 2001, the maximum amount of net derivative losses to be reclassified into net income within the next twelve months is insignificant. The maximum length of time over which future cash flows are hedged is approximately 9 years.

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

In accordance with the transition provisions of FASB 133, AIG transferred bonds in the held to maturity, at amortized cost category into the bonds available for sale, at market value category. The amortized cost of the bonds transferred was $11.53 billion. The unrealized appreciation, net of deferred tax expense was approximately $339 million at the date of transfer and was recorded as a cumulative effect of an accounting change within other comprehensive income. Under the provisions of FASB 133, such a transfer does not affect AIG’s intent nor its ability to hold current or future bonds to their maturity.

In January 2001, the Emerging Issues Task Force (EITF) issued EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” EITF 99-20 provides guidance on the calculation of interest income and the recognition of impairments related to beneficial interests held in an investment portfolio. Beneficial interests are investments that represent rights to receive specified cash flows from a pool of underlying assets (i.e., collateralized debt obligations). In accordance with the transition provisions of EITF 99-20, AIG recorded in its consolidated income statement for the first nine months of 2001 a cumulative effect of an accounting change adjustment loss of $130 million ($200 million before tax).

i)	On July 31, 2001 AGC redeemed all preferred securities with respect to AGC’s 8.45% Cumulative Monthly Income Preferred Securities and AGC’s 8 1/8% Cumulative Monthly Income Preferred Securities. These preferred securities had a total carrying value of $502 million. The redemption price of each class of preferred security was $25 per share, its liquidation value.

j)	Acquisition, Restructuring & Related Charges

During the third quarter of 2001, AGC was consolidated into AIG. One-time charges in connection with this acquisition totaled $1.36 billion for the third quarter of 2001. During the second quarter of 2001, AGC incurred $654 million in connection with the termination of its merger agreement with Prudential plc. With respect to the charges of $1.36 billion incurred in the third quarter of 2001, approximately $512 million were related to direct costs of the acquisition, including $85 million in investment banking, legal and accounting fees. Direct costs of $427 million were related to employee severance and other termination benefits, and other compensation costs related to change in control agreements with AGC executives. The costs were also based in part on a projected elimination of positions, in accordance with AIG’s post-business combination plans, which will enhance the effectiveness and efficiency of the combined operations. The balance of the $1.36 billion represented charges resulting from post-business combination plans, recognizing that certain assets will have no future economic benefit or ability to generate future revenues. Such charges include asset impairment charges related to software, leasehold improvements and certain goodwill. Also included were certain adjustments associated with conforming AGC’s balances to AIG’s existing accounting policies and methodologies.

Less significant, ongoing costs with respect to the integration of operations will be expensed in future periods as incurred. AIG expects that these ongoing costs will include costs for the integration of computer systems, the training and relocation of certain employees and the consolidation of facilities. AIG ultimately anticipates annual savings of approximately $400 million from the business combination, reflecting principally the benefits of reductions in redundant operations. In addition to cost savings, it is anticipated that the acquisition will result in significant revenue enhancements as a result of new products and cross marketing initiatives.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking

Information

      This Quarterly Report on Form 10-Q and other publicly available documents may include, and AIG’s officers and representatives may from time to time make, statements which may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only AIG’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside of AIG’s control. These statements may address, among other things, AIG’s strategy for growth, product development, regulatory approvals, market position, financial results and reserves. It is possible that AIG’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause AIG’s actual results to differ, possibly materially, from those in the specific forward-looking statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. AIG is not under any obligation to (and expressly disclaims any such obligations to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

Operational Review

Consolidated Results

      AIG’s net income declined 27.7 percent to $3.50 billion during the first nine months of 2001. AIG’s income before income taxes, minority interest, cumulative effect of accounting changes and realized capital gains (losses) declined 20.9 percent to $5.97 billion during the first nine months of 2001. These declines resulted from the impact of the following charges:

(a) $2.02 billion with respect to pre-tax acquisition, restructuring and related charges (see the discussions under “Other Operations” herein and Note (j) of Notes to Financial Statements); and

(b) $900 million before taxes and minority interest share in World Trade Center (WTC) and related losses incurred in 2001 (see the discussions under “General Insurance Operations” and “Life Insurance Operations” herein and Note (j) of Notes to Financial Statements).

      Excluding these charges and American General’s home services operating income, which is being managed as a “closed block”, from AIG’s income before income taxes, minority interest, cumulative effect of accounting changes and realized capital gains (losses), adjusted operating income increased 13.2 percent to $8.54 billion during the first nine months of 2001, due to increased growth and profitability in AIG’s major businesses, including General Insurance, Life Insurance and Financial Services Operations.

      The following table presents the reconciliation for the nine month periods ending September 30, 2001 and 2000 with respect to adjusted operating income:

(in millions)

	2001		2000	Change

Income before income taxes, minority interest, cumulative effect of accounting changes	$5,422		$7,327	(26.0)%
Realized capital losses	(549)		(221)
Income before income taxes, minority interest, cumulative effect, realized capital losses	5,971		7,548	(20.9)

Acquisition related charges	2,017		315
WTC and related losses (AIG’s share is $820 million)	900	*	—
Home Services operations	345		317

Adjusted operating income	$8,543		$7,546	13.2%

*	Includes 100% of Transatlantic WTC and related losses.

General Insurance Operations

      AIG’s general insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance.

      Domestic general insurance operations are comprised of the Domestic Brokerage Group (DBG), which includes The Hartford Steam Boiler

Inspection and Insurance Company (HSB) and the domestic operations of Transatlantic Holdings, Inc. (Transatlantic), Personal Lines, including 21st Century Insurance Group (21st Century), and Mortgage Guaranty.

      HSB was acquired on November 22, 2000, and was initially consolidated into AIG’s financial statements during the fourth quarter of 2000.

      DBG is AIG’s primary domestic division. DBG writes substantially all classes of business insurance, accepting such business mainly from insurance brokers. This provides DBG the opportunity to select specialized markets and retain underwriting control. Any licensed broker is able to submit business to DBG without the traditional agent-company contractual relationship, but such broker usually has no authority to commit DBG to accept a risk.

      Personal Lines engages in the mass marketing of personal lines insurance, primarily private passenger auto and homeowners and personal umbrella coverages.

      Mortgage Guaranty provides guaranty insurance on conventional first mortgage loans on single family dwellings and condominiums.

      AIG’s Foreign General insurance group accepts risks primarily underwritten through American International Underwriters (AIU), a marketing unit consisting of wholly owned agencies and insurance entities. The Foreign General insurance group also includes business written by AIG’s foreign-based insurance subsidiaries for their own accounts. The Foreign General insurance group uses various marketing methods to write both business and personal lines insurance with certain refinements for local laws, customs and needs. AIU operates in over 70 countries in Asia, the Pacific Rim, Europe, Africa, Middle East and Latin America. Transatlantic’s foreign operations are included in this group. (See also Note (e) of Notes to Financial Statements.)

      General insurance operations for the nine month periods ending September 30, 2001 and 2000 were as follows:

(in millions)

	2001	2000

Net premiums written:
Domestic	$10,434	$8,612
Foreign	4,469	4,411

Total	$14,903	$13,023

Net premiums earned:
Domestic	$10,079	$8,349
Foreign	4,230	4,272

Total	$14,309	$12,621

Adjusted underwriting profit (loss):
Domestic	$(287)	$361
Foreign	260	271

Total	$(27)	$632

Net investment income:
Domestic	$1,688	$1,558
Foreign	459	441

Total	$2,147	$1,999

Operating income before realized capital gains (losses):
Domestic	$1,401	$1,919
Foreign	719	712

Total	2,120	2,631
Realized capital gains (losses)	(147)	42

Operating income	$1,973	$2,673

      During the first nine months of 2001, net premiums written and net premiums earned increased 14.4 percent and 13.4 percent, respectively, from those of 2000. During the first nine months of 2001, AIG cancelled or non-renewed approximately $374 million of business worldwide that did not meet AIG’s underwriting standards.

      General insurance domestic net premiums written and net premiums earned for the nine month periods ended September 30, 2001 and 2000 were as follows:

(in millions)

	2001	2000

Net premiums written:
DBG	$8,212	$6,409
Personal Lines	1,858	1,868
Mortgage Guaranty	364	335

Total	$10,434	$8,612

Net premiums earned:
DBG	$7,840	$6,257
Personal Lines	1,878	1,756
Mortgage Guaranty	361	336

Total	$10,079	$8,349

      Commencing in the latter part of 1999 and continuing through 2001, the commercial property-casualty market place has experienced rate increases. Virtually all areas of DBG have experienced rate increases. Overall, DBG’s net premiums written increased $1.80 billion or 28.1 percent in the first nine months of 2001 over 2000.

      Personal Lines’ net premiums written decreased 0.5 percent or $10 million in the first nine months of 2001 from 2000.

      Foreign general insurance net premiums written increased 1.3 percent and net premiums earned decreased 1.0 percent in the first nine months of 2001 when compared to the same period of 2000. Foreign general insurance operations produced 30.0 percent of the general insurance net premiums written in the first nine months of 2001 and 33.9 percent in 2000.

      In comparing the foreign currency exchange rates used to translate the results of AIG’s foreign general operations during the first nine months of 2001 to those foreign currency exchange rates used to translate AIG’s foreign general results during the same period of 2000, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, when foreign net premiums written were translated into U.S. dollars for the purposes of the preparation of the consolidated financial statements, total general insurance net premiums written were approximately 3.1 percentage points less than they would have been if translated utilizing those foreign currency exchange rates which prevailed during that same period of 2000.

      Because of the nature and diversity of AIG’s operations and the continuing rapid changes in the insurance industry worldwide, together with the factors discussed above, it is difficult to assess further or project future growth in AIG’s net premiums written and reserve for losses and loss expenses.

      Net premiums written are initially deferred and earned based upon the terms of the underlying policies. The net unearned premium reserve constitutes deferred revenues which are generally earned ratably over the policy period. Thus, the net unearned premium reserve is not fully recognized as net premiums earned until the end of the policy period.

      AIG, along with most general insurance entities, uses the loss ratio, the expense ratio and the combined ratio as measures of performance. The loss ratio is the sum of losses and loss expenses incurred divided by net premiums earned. The expense ratio is statutory underwriting expenses divided by net premiums written. The combined ratio is the sum of the loss ratio and the expense ratio. These ratios are relative measurements that describe for every $100 of net premiums earned or written, the cost of losses and statutory expenses, respectively. The combined ratio presents the total cost per $100 of premium production. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting loss. The statutory general insurance ratios, including losses with respect to WTC and related losses, were as follows:

	2001	2000

Domestic:
Loss Ratio	86.10	80.48
Expense Ratio	17.15	16.60

Combined Ratio	103.25	97.08

Foreign:
Loss Ratio	64.84	64.15
Expense Ratio	30.80	29.68

Combined Ratio	95.64	93.83

Consolidated:
Loss Ratio	79.82	74.95
Expense Ratio	21.24	21.03

Combined Ratio	101.06	95.98

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

      A basic premise of GAAP accounting is the recognition of expenses at the same time revenues are earned, the principle of matching. Therefore, to convert underwriting results to a GAAP basis, acquisition expenses are deferred and recognized together with the related revenues. Accordingly, the statutory underwriting profit has been adjusted as a result of acquisition expenses being deferred as required by GAAP. Thus, “adjusted underwriting profit” is a GAAP measurement which can be viewed as gross margin or an intermediate subtotal in calculating operating income and net income.

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

      The adjusted underwriting profit (loss) was $(27) million for the first nine months of 2001 and $632 million for the same period of 2000. When WTC and related losses in 2001 are excluded from losses incurred, the adjusted underwriting profit would be $742 million for the first nine months of 2001, a 17.4 percent increase over the prior period. This increase was primarily due to the domestic adjusted underwriting profit resulting from the disciplined underwriting of DBG. The underwriting environment varies from country to country, as does the degree of litigation activity. Regulation, product type and competition have a direct impact on pricing and consequently profitability as reflected by adjusted underwriting profit and statutory general insurance ratios.

      AIG’s results reflect the impact of incurred losses from catastrophes approximating $817 million (which include $769 million with respect to WTC and related losses) and $44 million in the first nine months of 2001 and 2000, respectively. AIG’s gross incurred losses from catastrophes approximated $2.1 billion (which includes approximately $2.0 billion with respect to the WTC and related losses) and $112 million in 2001 and 2000, respectively. The impact of losses caused by catastrophes can fluctuate widely from period to period, making comparisons of recurring type business more difficult. The pro forma table below excludes catastrophe losses in order to present comparable results of AIG’s recurring core underwriting operations. The pro forma consolidated statutory general insurance ratios would be as follows:

	2001	2000

Loss Ratio	74.11	74.60
Expense Ratio	21.24	21.03

Combined Ratio	95.35	95.63

      AIG’s historic ability to maintain its combined ratio below 100 is primarily attributable to the profitability of AIG’s foreign general insurance operations and AIG’s emphasis on maintaining its disciplined underwriting, especially in the domestic specialty markets. In addition, AIG does not seek net premium growth where rates do not adequately reflect its assessment of exposures.

      General insurance net investment income in the first nine months of 2001 increased 7.4 percent when compared to the same period of 2000. The growth in net investment income in 2001 was primarily attributable to new cash flow for investment. The new cash flow was generated from net general insurance operating cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under “Liquidity” herein.)

      General insurance realized capital losses were $147 million in the first nine months of 2001 and realized capital gains were $42 million in 2000. These realized capital gains and losses resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

      General insurance operating income for the first nine months of 2001 decreased 26.2 percent to $1.97 billion due to the WTC and related losses. Estimated WTC and related losses recorded in the third quarter of 2001 amounted to $769 million, including $200 million from Transatlantic Holdings, Inc. Adjusted general insurance operating income, which excludes WTC and related losses, as well as realized capital gains (losses), increased 9.8 percent to $2.89 billion during the first nine months of 2001. The contribution of general insurance operating income to income before income taxes, minority interest and cumulative effect of accounting changes was 36.4 percent during the first nine months of 2001 compared to 36.5 percent in the same period of 2000.

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

      AIG held general reinsurance assets of $24.81 billion at September 30, 2001 as a result of its reinsurance arrangements. Thus, a credit exposure existed at September 30, 2001 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2000, approximately 43 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances were collateralized. The remaining 57 percent of the general reinsurance assets were from authorized reinsurers and over 95 percent of such balances are from reinsurers rated A-(excellent) or better, as rated by A.M. Best. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Through September 30, 2001, these distribution percentages have not significantly changed. With respect to the WTC and related losses, approximately $1.2 billion of the $2.0 billion in gross losses is covered by reinsurance. Approximately 99 percent of this coverage was placed with companies that are rated A or better.

      AIG’s allowance for estimated unrecoverable reinsurance has not significantly changed from December 31, 2000 when AIG had allowances for unrecoverable reinsurance approximating $76 million. At that date AIG had no significant reinsurance recoverables from any individual reinsurer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

      AIG’s Reinsurance Security Department conducts ongoing detailed assessments of the reinsurance markets and current and potential reinsurers, both foreign and domestic. Such assessments include, but are not limited to, identifying if a reinsurer is appropriately licensed, and has sufficient financial capacity, and the local economic environment in which a foreign reinsurer operates. This department also reviews the nature of the risks ceded and the need for collateral. In addition, AIG’s Credit Risk Committee reviews the credit limits for and concentrations with any one reinsurer.

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

      At September 30, 2001, the consolidated general reinsurance assets of $24.81 billion include reinsurance recoverables for paid losses and loss expenses of $3.83 billion and $16.17 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently. It is AIG’s belief that the ceded reserves at September 30, 2001 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

      At September 30, 2001, general insurance reserves for losses and loss expenses (loss reserves) amounted to $41.92 billion. These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses and amounts of discounting related to certain workers’ compensation claims. At September 30, 2001, general insurance net loss reserves increased $803 million from prior year end to $25.75 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management’s belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses at September 30, 2001. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on future results of operations.

      In a very broad sense, the general loss reserves can be categorized into two distinct groups: one group being long tail casualty lines of business. Such lines include excess and umbrella liability, directors and officers’ liability, professional liability, medical malpractice, general liability, products’ liability, and related classes. These lines account for approximately one-half of net losses and loss expenses. The other group is short tail lines of business consisting principally of property lines, certain classes of casualty lines and includes personal lines.

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

      A variety of actuarial methods and assumptions are normally employed to estimate net losses for long tail casualty lines. These methods ordinarily involve the use of loss trend factors intended to reflect the estimated annual growth in loss costs from one accident year to the next. For the majority of long tail casualty lines, net loss trend factors approximated four percent. Loss trend factors reflect many items including changes in claims handling, exposure and policy forms and current and future estimates of monetary inflation and social inflation. Thus, many factors are implicitly considered in estimating the year to year growth in loss costs. Therefore, AIG’s carried net long tail loss reserves are judgmentally set as well as tested for reasonableness using the most appropriate loss trend factors for each class of business. In the evaluation of AIG’s net loss reserves, loss trend factors vary slightly, depending on the particular class and nature of the business involved. These factors are periodically reviewed and subsequently adjusted, as appropriate, to reflect emerging trends which are based upon past loss experience.

      Estimation of net losses for short tail business is less complex than for long tail casualty lines. Loss cost trends for many property lines can generally be assumed to be similar to the growth in exposure of such lines. For example, if the fire insurance coverage remained proportional to the actual value of the property, the growth in the property’s exposure to fire loss can be approximated by the amount of insurance purchased.

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

      Estimation of asbestos and environmental claims loss reserves is a difficult process. These asbestos and environmental claims cannot be estimated by conventional reserving techniques as previously described. Quantitative techniques frequently have to be supplemented by subjective considerations including managerial judgment. Significant factors which affect the trends which influence the development of asbestos and environmental claims are the inconsistent court resolutions and judicial interpretations which broaden the intent of the policies and scope of coverage. The current case law can be characterized as still evolving and there is little likelihood that any firm direction will develop in the near future. Additionally, the exposure for cleanup costs of hazardous waste dump sites involves issues such as allocation of responsibility among potentially responsible parties and the government’s refusal to release parties. The cleanup cost exposure may significantly change if potential Congressional reauthorization of Superfund dramatically changes the current program.

      In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims with the same degree of reliability as is the case for other types of claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by the changes in Superfund and waste dump site coverage issues. Although the estimated liabilities for these claims are subject to a significantly greater margin of error than for other claims, the reserves carried for these claims at September 30, 2001 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG’s net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. In the future, if the environmental claims develop deficiently, such deficiency would have an adverse impact on future results of operations. (See the previous discussion on reinsurance collectibility herein.)

      The majority of AIG’s exposures for asbestos and environmental claims are excess casualty coverages, not primary coverages. Thus, the litigation costs are treated in the same manner as indemnity reserves. That is, litigation expenses are included within the limits of the liability AIG incurs. Individual significant claim liabilities, where future litigation costs are reasonably determinable, are established on a case basis.

      A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at September 30, 2001 and 2000 was as follows:

(in millions)

	2001		2000

	Gross	Net	Gross	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$1,100	$338	$1,093	$306
Losses and loss expenses incurred	242	56	145	34
Losses and loss expenses paid	(251)	(90)	(314)	(51)

Reserve for losses and loss expenses at end of period	$1,091	$304	$924	$289

Environmental:
Reserve for losses and loss expenses at beginning of year	$1,345	$517	$1,519	$585
Losses and loss expenses incurred	(38)	(54)	58	21
Losses and loss expenses paid	(153)	(58)	(95)	(19)

Reserve for losses and loss expenses at end of period	$1,154	$405	$1,482	$587

Combined:
Reserve for losses and loss expenses at beginning of year	$2,445	$855	$2,612	$891
Losses and loss expenses incurred	204	2	203	55
Losses and loss expenses paid	(404)	(148)	(409)	(70)

Reserve for losses and loss expenses at end of period	$2,245	$709	$2,406	$876

      The gross and net IBNR included in the aforementioned reserve for losses and loss expenses at September 30, 2001 and December 31, 2000 were estimated as follows:

(in millions)

	2001		2000

	Gross	Net	Gross	Net

Combined	$1,039	$273	$1,042	$314

      A summary of asbestos and environmental claims count activity for the nine month periods ended September 30, 2001 and 2000 was as follows:

	2001			2000

	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	6,796	11,323	18,119	6,746	13,432	20,178
Claims during year:
Opened	587	1,517	2,104	487	1,301	1,788
Settled	(95)	(897)	(992)	(79)	(449)	(528)
Dismissed or otherwise resolved	(638)	(2,354)	(2,992)	(351)	(2,465)	(2,816)

Claims at end of period	6,650	9,589	16,239	6,803	11,819	18,622

      The average cost per claim settled, dismissed or otherwise resolved for the nine month periods ended September 30, 2001 and 2000 was as follows:

	2001		2000

	Gross	Net	Gross	Net

Asbestos	$342,400	$122,800	$730,200	$118,600
Environmental	47,100	17,800	32,600	6,500
Combined	101,400	37,100	122,300	20,900

      A.M. Best, an insurance rating agency, has developed a survival ratio to measure the number of years it would take a company to exhaust both its asbestos and environmental reserves for losses and loss expenses based on that company’s current level of asbestos and environmental claims payments. This is a ratio derived by taking the current ending losses and loss expense reserves and dividing by the average annual payments for the prior three years. Therefore, the ratio derived is a simplistic measure of an estimate of the number of years it would be before the current ending losses and loss expense reserves would be paid off using recent average payments. The higher the ratio, the more years the reserves for losses and loss expenses cover these claims payments. These ratios are computed based on the ending reserves for losses and loss expenses over the respective claims settlements during the fiscal year. Such payments include indemnity payments and legal and loss adjustment payments. It should be noted, however, that this is an extremely simplistic approach to measuring asbestos and environmental reserve levels. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have significant impact on the amount of asbestos and environmental losses and loss expense reserves, ultimate payments thereof and the resultant ratio.

      The developed survival ratios include both involuntary and voluntary indemnity payments. Involuntary payments are primarily attributable to court judgments, court orders, covered claims with no coverage defenses, state mandated cleanup costs, claims where AIG’s coverage defenses are minimal, and settlements made less than six months before the first trial setting. Also, AIG considers all legal and loss adjustment payments as involuntary.

      AIG believes voluntary indemnity payments should be excluded from the survival ratio. The special asbestos and environmental claims unit actively manages AIG’s asbestos and environmental claims and proactively pursues early settlement of environmental claims for all known and unknown sites. As a result, AIG reduces its exposure to future environmental loss contingencies.

      AIG’s survival ratios for involuntary asbestos and environmental claims, separately and combined, were based upon a three year average payment. These ratios at September 30, 2001 and 2000 were as follows:

	2001		2000

	Gross	Net	Gross	Net

Involuntary survival ratios:
Asbestos	3.2	3.8	2.9	5.1
Environmental	17.5	16.0	20.7	19.4
Combined	6.6	8.0	7.8	12.2

      AIG’s operations are negatively impacted under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company’s future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits for 2000 were $15 million. Based upon current information, AIG does not anticipate that its net assessment will be significantly different in 2001.

      AIG is also required to participate in various involuntary pools (principally workers’ compensation business) which provide insurance coverage for those not able to obtain such coverage in the voluntary markets. This participation is also recorded upon notification, as these amounts cannot reasonably be estimated.

Life Insurance Operations

      AIG’s life insurance subsidiaries offer a wide range of traditional insurance and financial and investment products. Traditional products consist of individual and group life, annuity, endowment and accident and health policies. Financial and investment products consist of single premium annuity, variable annuities, guaranteed investment contracts, universal life and pensions.

      AIG’s three principal overseas life operations are American Life Insurance Company (ALICO), American International Assurance Company, Limited together with American International Assurance Company (Bermuda) Limited (AIA) and Nan Shan Life Insurance Company, Ltd. (Nan Shan). ALICO is incorporated in Delaware and all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in approximately 50 countries located in Europe, Africa, Latin America, the Caribbean, the Middle East, and the Far East, with Japan being the largest territory. AIA operates primarily in Hong Kong, Singapore, Malaysia and Thailand. Nan Shan operates in Taiwan. AIG’s domestic life operations are comprised of three separate operations, the life insurance subsidiaries of AGC, AIG’s domestic life companies and the life insurance subsidiaries of SunAmerica Inc. (SunAmerica), a Delaware corporation which owns substantially all of the subsidiaries which were owned by SunAmerica Inc., the Maryland corporation which was merged into AIG in January 1999. The domestic subsidiaries of AIG and SunAmerica sell primarily financial and investment type products, while AGC’s subsidiaries sell these as well as traditional life products. (See also Note (e) of Notes to Financial Statements.)

      Life insurance operations for the nine month periods ending September 30, 2001 and 2000 were as follows:

(in millions)

	2001	2000

Premium income:
Domestic	$3,763	$3,572
Foreign	10,303	9,061

Total	$14,066	$12,633

Net investment income:
Domestic	$6,025	$5,477
Foreign	2,662	2,330

Total	$8,687	$7,807

Operating income before realized capital losses:
Domestic	$2,143	$2,051
Foreign	1,984	1,645

Total	4,127	3,696
Realized capital losses	(4)	(123)

Operating income	$4,123	$3,573

Life insurance in-force:*
Domestic	$505,724	$477,576
Foreign	716,183	494,316

Total	$1,221,907	$971,892

*	Amounts presented were as at September 30, 2001 and December 31, 2000, respectively. September 30, 2001, included AIG Star Life Insurance Co., Ltd., (formerly The Chiyoda Mutual Life Insurance Company).

     AIG’s life premium income during the first nine months of 2001 represented a 11.3 percent increase from the same period in 2000. Foreign life operations produced 73.2 percent and 71.7 percent of the life premium income in 2001 and 2000, respectively.

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

      As previously discussed, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, for the first nine months of 2001, when foreign life premium income was translated into U.S. dollars for purposes of the preparation of the consolidated financial statements, total life premium income was approximately 6.8 percentage points less than it would have been if translated utilizing exchange rates prevailing in 2000.

      Life insurance net investment income increased 11.3 percent during the first nine months of 2001. The growth in net investment income was primarily attributable to both foreign and domestic new cash flow for investment. The new cash flow was generated from life insurance operations and included the compounding of previously earned and reinvested net investment income. (See also the discussion under “Liquidity” herein.)

      Life insurance realized capital gains (losses) for the first nine months were $4 million in 2001 and $123 million in 2000. These realized capital gains (losses) resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

      Life insurance operating income increased 15.4 percent to $4.12 billion during the first nine months of 2001 when compared to the same period last year. Estimated WTC and related losses recorded in the third quarter of 2001 amount to $131 million. Adjusted life operating income, which excludes such losses, AGC’s home services operating income which is being managed as a “closed block,” as well as realized capital gains (losses), increased 15.2 percent to $4.26 billion during the first nine months of 2001 when compared to the same period last year. The contribution of life insurance operating income to income before income taxes, minority interest and cumulative effect of accounting changes amounted to 76.1 percent during the first nine months of 2001 compared to 48.8 percent in the same period of 2000.

      The risks associated with the traditional life and accident and health products are underwriting risk and investment risk. The risk associated with the financial and investment contract products is investment risk.

      Underwriting risk represents the exposure to loss resulting from the actual policy experience adversely emerging in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses. AIG’s foreign life companies limit their maximum underwriting exposure on traditional life insurance of a single life to approximately one million dollars of coverage and AIG’s domestic life companies, including those of AGC, limit their maximum underwriting exposure on traditional life insurance of a single life to $2.5 million of coverage by using yearly renewable term reinsurance.

      The investment risk represents the exposure to loss resulting from the cash flows from the invested assets, primarily long-term fixed rate investments, being less than the cash flows required to meet the obligations of the expected policy and contract liabilities and the necessary return on investments.

      To minimize its exposure to investment risk, AIG tests the cash flows from the invested assets and the policy and contract liabilities using various interest rate scenarios to assess whether there is a liquidity excess or deficit. If a rebalancing of the invested assets to the policy and contract claims became necessary and did not occur, a demand could be placed upon liquidity. (See also the discussion under “Liquidity” herein.)

      The asset-liability relationship is appropriately managed in AIG’s foreign operations, as it has been throughout AIG’s history, even though certain territories lack qualified long-term investments or there are investment restrictions imposed by the local regulatory authorities. For example, in Japan and several Southeast Asia territories, the duration of the investments is often for a shorter period than the effective maturity of the related policy liabilities. Therefore, there is a risk that the reinvestment of the proceeds at the maturity of the initial investments may be at a yield below that of the interest required for the accretion of the policy liabilities. At December 31, 2000, the average duration of the investment portfolio in Japan was 6.0 years.

      Additionally, there exists a future investment risk associated with certain policies currently in force which will have premium receipts in the future. That is, the investment of these future premium receipts may be at a yield below that required to meet future policy liabilities. The anticipated average period for the receipt and investment of these future premium receipts is 6.1 years. These durations compare with an estimated average duration of 10.4 years for the corresponding policy liabilities. These durations have not changed significantly during 2001. To maintain an adequate yield to match the interest necessary to support future policy liabilities, constant management focus is required to reinvest the proceeds of the maturing securities and to invest the future premium receipts without sacrificing investment quality. To the extent permitted under local regulation, AIG may invest in qualified longer-term securities outside Japan to achieve a closer matching in both duration and the required yield. AIG is able to manage any asset-liability duration difference through maintenance of sufficient global liquidity and to support any operational shortfall through its international financial network. (See also the discussion under “Liquidity” herein.)

      The asset-liability relationship is appropriately managed in AIG’s domestic operations, as there is ample supply of qualified long-term investments.

      AIG uses asset-liability matching as a management tool worldwide to determine the composition of the invested assets and marketing strategies. As a part of these strategies, AIG may determine that it is economically advantageous to be temporarily in an unmatched position due to anticipated interest rate or other economic changes.

Financial Services Operations

      AIG’s financial services subsidiaries engage in diversified financial products and services including premium financing, banking services and consumer finance services.

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

      AIG’s Consumer Finance Group includes primarily American General Finance, Inc. and its subsidiaries (AGF) as well as AIG Consumer Finance Group, Inc.

      AGF provides a wide variety of consumer finance products, including mortgages, consumer loans, retail sales finance and credit related insurance to customers in the United States. (See also Note (e) of Notes to Financial Statements.)

      Financial services operations for the nine month periods ending September 30, 2001, and 2000 were as follows:

(in millions)

	2001	2000

Revenues:
International Lease Finance Corporation	$1,937	$1,786
AIG Financial Products Corp.*	802	711
Consumer Finance Group	1,903	1,718
Other	86	95

Total	$4,728	$4,310

Operating income:
International Lease Finance Corporation	$531	$476
AIG Financial Products Corp.	524	433
Consumer Finance Group	386	294
Other, including intercompany adjustments	(30)	(23)

Total	$1,411	$1,180

*	Represents commissions, transaction and other fees.

     Financial services operating income increased 19.5 percent in the first nine months of 2001 over 2000.

      Financial services operating income represented 26.0 percent of AIG’s income before income taxes, minority interest and cumulative effect of accounting changes in the first nine months of 2001. This compares to 16.1 percent in the same period of 2000.

      ILFC generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in the first nine months of 2001 increased 8.4 percent from the same period of 2000. The revenue growth resulted primarily from the increase in flight equipment available for operating lease and the increase in the relative cost of the leased fleet. Approximately 20 percent of ILFC’s operating lease revenues are derived from U.S. and Canadian airlines. During the first nine months of 2001, operating income increased 11.4 percent from the same period of 2000. ILFC finances its purchases of aircraft primarily through the issuance of a variety of debt instruments. The composite borrowing rates at the end of the first nine months of 2001 and 2000 were 5.21 percent and 6.38 percent, respectively. (See also the discussions under “Capital Resources” and “Liquidity” herein and Note (e) of Notes to Financial Statements.)

      ILFC is exposed to loss through non-performance of aircraft lessees, through owning aircraft which it would be unable to sell or re-lease at acceptable rates at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. At September 30, 2001, there were 437 aircraft subject to operating leases and there was one aircraft off lease. Approximately 80 percent of ILFC’s fleet is leased to non-U.S. and Canadian carriers and this fleet, the most efficient in the airline industry, continues to be in high demand from such carriers. (See also the discussions under “Capital Resources” and “Liquidity” herein.)

      AIGFP participates in the derivatives dealer market conducting, primarily as principal, an interest rate, currency, equity and credit derivative products business. AIGFP also enters into structured transactions including long-dated forward foreign exchange contracts, option transactions, liquidity facilities and investment agreements and invests in a diversified portfolio of securities. AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than from speculative transactions. Revenues in the first nine months of 2001 increased 12.8 percent from the same period of 2000. During the first nine months of 2001, operating income increased 21.2 percent from the same period of 2000. As AIGFP is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. (See also the discussions under “Capital Resources,” “Liquidity” and “Derivatives” herein and Note (e) of Notes to Financial Statements.)

      AGF derives a substantial portion of its revenues from finance charges assessed on outstanding mortgages and finance receivables. AIG Consumer Finance Group, Inc., through its subsidiaries, is engaged in developing a multi-product consumer finance business with an emphasis on emerging markets.

      Revenues in the first nine months of 2001 increased 10.8 percent from the same period of 2000. The growth in revenues was generally due to the growth in the average finance receivables and higher finance margins. During the first nine months of 2001, operating income increased 31.1 percent from the same period of 2000. The increase in operating income resulted from the growth as described above.

      AGF is exposed to loss when contractual payments are not received. AGF manages its collection exposure through the mix of types of loans and security thereon. (See also the discussions under “Capital Resources” and “Liquidity” herein and Note (e) of Notes to Financial Statements.)

Asset Management Operations

AIG’s asset management operations offer a wide variety of investment vehicles and services, including variable annuities, mutual funds, and investment asset management. Such products and services are offered to individuals and institutions both domestically and internationally.

      AIG’s four principal asset management operations are SunAmerica’s asset management operations (SAAMCo), AIG Global Investment Group, Inc. and its subsidiaries (Global Investment), AIG Capital Partners, Inc. (Cap Partners) and AGC’s asset management operations through The Variable Annuity Life Insurance Company (VALIC). SAAMCo develops and sells variable annuities and other investment products, sells and manages mutual funds and provides financial services. Global Investment manages third-party institutional, retail and private equity funds invested assets on a global basis, and provides custodial services. Cap Partners organizes, and manages the invested assets of institutional investment funds and may also invest in such funds. VALIC provides tax qualified annuities to the employees of educational, healthcare and governmental entities. Each of these subsidiary operations receives fees for investment products and services provided.

      Asset management operations for the nine month periods ending September 30, 2001 and 2000 were as follows:

(in millions)

	2001	2000

Revenues:
AGC	$1,725	$1,684
SunAmerica	507	566
Other	376	341

Total	$2,608	$2,591

Operating Income:
AGC	$533	$511
SunAmerica	169	242
Other	115	79

Total	$817	$832

      Asset management operating income in the first nine months of 2001 decreased 1.8 percent when compared to the same period of 2000.

      Asset management operating income represented 15.1 percent of AIG’s income before income taxes, minority interest and cumulative effect of accounting changes in the first nine months of 2001. This compares to 11.4 percent in the same period of 2000.

      At September 30, 2001, AIG’s third party assets under management, including both retail mutual funds and institutional accounts, approximated $37 billion.

Other Operations

Other realized capital losses amounted to $398 million, and $140 million in the first nine months of 2001 and 2000, respectively.

      Other income (deductions)-net includes AIG’s equity in certain minor majority-owned subsidiaries and certain partially-owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In the first nine months of 2001, net deductions amounted to $487 million. In the same period of 2000, net deductions amounted to $476 million. Acquisition, restructuring and related charges of $2.02 billion were incurred in connection with the acquisition of AGC, including $654 million paid by AGC in connection with the termination of AGC’s merger with Prudential plc. Charges of $315 million in the first nine months of 2000 were incurred by AGC in connection with acquisitions by AGC prior to its acquisition by AIG. (See also Note (j) of Notes to Financial Statements.)

      Income before income taxes, minority interest and cumulative effect of accounting changes amounted to $5.42 billion in the first nine months of 2001. Income before income taxes and minority interest amounted to $7.33 billion in the same period of 2000.

      In the first nine months of 2001, AIG recorded a provision for income taxes of $1.54 billion compared to the provision of $2.18 billion in the same period of 2000. These provisions represent effective tax rates of 28.3 percent in the first nine months of 2001, and 29.8 percent in the same period of 2000.

      Minority interest represents minority shareholders’ equity in income of certain majority-owned consolidated subsidiaries. Minority interest amounted to $254 million and $306 million in the first nine months of 2001 and 2000, respectively.

      Income before the cumulative effect of accounting changes amounted to $3.63 billion in the first nine months of 2001 and $4.84 billion in the same period of 2000.

      Refer to “Accounting Standards” herein for details of the cumulative effect of accounting changes.

      Net income amounted to $3.50 billion in the first nine months of 2001 and $4.84 billion in the same period of 2000. The decreases in net income over the periods resulted from those factors described above.

Capital Resources

At September 30, 2001, AIG had total capital funds of $50.79 billion and total borrowings of $66.63 billion. At that date, $60.09 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

      Total borrowings and borrowings not guaranteed or matched at September 30, 2001 and December 31, 2000 were as follows:

(in millions)

	2001	2000

GIAs — AIGFP	$16,308	$13,595

Commercial Paper:
AGC(a)	3,217	1,921
AGF(a)	4,187	5,162
AIG Funding, Inc.	2,849	968
ILFC(a)	4,324	4,259
A.I. Credit Corp.	—	597
AIG Finance (Taiwan) Limited(a)	110	104
AIG Credit Card Company (Taiwan)(a)	56	36

Total	14,743	13,047

Medium Term Notes:
AGF(a)	4,229	3,069
ILFC(a)	4,291	3,175
AIG	594	582

Total	9,114	6,826

Notes and Bonds Payable:
ILFC(a)	6,418	5,529
AIGFP	13,816	8,755
AIG	733	720
AGC(a)	1,339	1,338
AGF(a)	2,201	2,602

Total	24,507	18,944

Loans and Mortgages Payable:
ILFC(a)(b)	398	463
AIG Finance (Hong Kong) Limited(a)	297	346
AIG Consumer Finance Group, Inc.(a)	814	662
AIG	445	440

Total	1,954	1,911

Total Borrowings	66,626	54,323

Borrowings not guaranteed by AIG	31,881	28,666
Matched GIA borrowings	16,308	13,595
Matched notes and bonds payable — AIGFP	11,898	8,127

	60,087	50,388

Remaining borrowings of AIG	$6,539	$3,935

(a)	These borrowings were not guaranteed or supported by AIG at September 30, 2001.
(b)	Capital lease obligations.

     The maturity distributions of total borrowings at September 30, 2001 and December 31, 2000 were as follows:

(in millions)

	2001	2000

Short-term borrowings	$19,365	$16,254
Long-term borrowings(a)	47,261	38,069

Total borrowings	$66,626	$54,323

(a)	Including commercial paper and excluding that portion of long-term debt maturing in less than one year.

     During the first nine months of 2001, AIGFP increased the aggregate principal amount outstanding of its notes and bonds payable to $13.8 billion. AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The funds may also be temporarily invested in securities purchased under agreements to resell. (See also the discussions under “Operational Review”, “Liquidity” and “Derivatives” herein.)

      AIG Funding, Inc. (Funding), through the issuance of commercial paper, fulfills the short-term cash requirements of AIG and its non-insurance subsidiaries. Funding intends to continue to meet AIG’s funding requirements through the issuance of commercial paper guaranteed by AIG. This issuance of Funding’s commercial paper is subject to the approval of AIG’s Board of Directors. ILFC and A.I. Credit Corp. (AICCO) as well as AIG Credit Card Company (Taiwan) — (AIGCCC-Taiwan) and AIG Finance (Taiwan) Limited — (AIGF-Taiwan), both consumer finance subsidiaries in Taiwan, AGC and AGF have issued commercial paper for the funding of their own operations. At September 30, 2001, AIG did not guarantee or support the commercial paper of any of its subsidiaries other than Funding but as of November 2001, AIG guarantees the commercial paper of AGC. In early 2001, AICCO ceased issuing commercial paper under its program and the agreement which AIG had provided supporting the commercial paper was terminated; AICCO’s funding requirements are now met through Funding’s program. (See also the discussion under “Derivatives” herein.)

      AIG and Funding have entered into syndicated revolving credit facilities (collectively, the Facility) aggregating $1.5 billion. The Facility consists of $1.0 billion in a short-term revolving credit facility and a $500 million five year revolving credit facility. The Facility can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs administered by Funding. There are currently no borrowings outstanding under the Facility, nor were any borrowings outstanding as of September 30, 2001.

      AGC and AGF have entered into a $5.2 billion unsecured bank credit facility to support their commercial paper borrowings. There were no borrowings under this facility as of September 30, 2001. AGC had $400 million in aggregate principal amount of debt securities registered and available for issuance as of September 30, 2001. AGF had $3.5 billion in aggregate principal amount of debt securities registered and available for issuance at September 30, 2001. AGC uses the proceeds from the issuance of notes and bonds for general corporate purposes. AGF uses the proceeds from the issuance of notes and bonds for the funding of its finance receivables. As of November 2001, AIG guarantees the notes and bonds of AGC.

      At September 30, 2001, ILFC had increased the aggregate principal amount outstanding of its medium term and term notes to $10.71 billion, a net increase of $2.0 billion, and recorded a net decline in its capital lease obligations of $65 million and a net increase in its commercial paper of $65 million. At September 30, 2001, ILFC had $2.50 billion in aggregate principal amount of debt securities registered for issuance from time to time. In addition, ILFC has a Euro Medium Term Note Program for $2.0 billion, under which $771 million in notes were sold through September 30, 2001.

      ILFC has a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft to be delivered through 2001. ILFC has the right, but is not required, to use the facility to fund 85 percent of each aircraft’s purchase price. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these aircraft depending on the delivery date of the aircraft. Through September 30, 2001, ILFC borrowed $2.8 billion under this facility. Borrowings with respect to this facility are included in Notes and Bonds Payable in the accompanying table of borrowings.

      The proceeds of ILFC’s debt financing are primarily used to purchase flight equipment, including progress payments during the construction phase. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. (See also the discussions under “Operational Review” and “Liquidity” herein.)

      During the first nine months of 2001, AIG issued $129 million principal amount of medium term notes and $117 million of previously issued notes matured. At September 30, 2001, AIG had $652 million in aggregate principal amount of debt securities registered for issuance from time to time.

      On November 9, 2001, AIG received proceeds of approximately $1 billion from the issuance of Zero Coupon Convertible Senior Debentures Due 2031 with an aggregate principal amount at maturity of approximately $1.52 billion.

      AIG’s capital funds increased $3.35 billion during the first nine months of 2001. Unrealized appreciation of investments, net of taxes increased $1.63 billion. During the first nine months of 2001, the cumulative translation adjustment loss, net of taxes, increased $346 million. The change from period to period with respect to the unrealized appreciation of investments, net of taxes was primarily impacted by the decline in domestic interest rates. The transfer of bonds in the held to maturity, at amortized cost category to the bonds available for sale, at market value category in accordance with the transition provisions of FASB 133 resulted in a gain of $339 million recorded in the statement of comprehensive income as a cumulative effect of an accounting change adjustment. (See also the discussion under “Operational Review” and “Liquidity” herein.) At September 30, 2001, capital funds included a cumulative effect of an accounting change adjustment gain of $150 million. During the first nine months of 2001, there was a loss of $531 million, net of taxes relating to derivative contracts designated as cash flow hedging instruments. (See also the discussion under Notes to Financial Statements and the Consolidated Statement of Comprehensive Income.) During the first nine months of 2001, retained earnings increased $2.87 billion, resulting from net income less dividends.

      During the period from January 2001 through September 30, 2001, AIG repurchased in the open market 13,619,900 shares of its common stock. Included in these repurchases were approximately 10 million shares which were exempt from pooling of interests accounting restrictions under orders issued by the SEC following the WTC disaster. AIG intends to continue to buy its common shares in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans.

      Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At September 30, 2001, there were no significant statutory or regulatory issues which would impair AIG’s financial condition, results of operations or liquidity. To AIG’s knowledge, no AIG company is on any regulatory or similar “watch list”. (See also the discussion under “Liquidity” herein.)

      AIG’s insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and jurisdictions in which they do business. The National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company’s statutory surplus to the risk inherent in its overall operations. At September 30, 2001, the adjusted capital of each of AIG’s domestic general companies and of each of AIG’s domestic life companies exceeded each of their RBC standards by considerable margins.

      A substantial portion of AIG’s general insurance business and a majority of its life insurance business are conducted in foreign countries. The degree of regulation and supervision in foreign jurisdictions varies from minimal in some to stringent in others. Generally, AIG, as well as the underwriting companies operating in such jurisdictions, must satisfy local regulatory requirements. Licenses issued by foreign authorities to AIG subsidiaries are subject to modification and revocation. Thus, AIG’s insurance subsidiaries could be prevented from conducting future business in certain of the jurisdictions where they currently operate. AIG’s international operations include operations in various developing nations. Both current and future foreign operations could be adversely affected by unfavorable political developments up to and including nationalization of AIG’s operations without compensation. Adverse effects resulting from any one country may impact AIG’s results of operations, liquidity and financial condition depending on the magnitude of the event and AIG’s net financial exposure at that time in that country.

Liquidity

AIG’s liquidity is primarily derived from the operating cash flows of its general and life insurance operations.

      At September 30, 2001, AIG’s consolidated invested assets included $10.13 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first nine months of 2001 amounted to $7.77 billion.

      Sources of funds considered in meeting the objectives of AIG’s financial services operations include guaranteed investment agreements, issuance of long and short-term debt, maturities and sales of securities available for sale, securities sold under repurchase agreements, trading liabilities, securities and spot commodities sold but not yet purchased, issuance of equity, and cash provided from such operations. AIG’s strong capital position is integral to managing this liquidity, as it enables AIG to raise funds in diverse markets worldwide. (See also the discussions under “Capital Resources” herein.)

      Management believes that AIG’s liquid assets, its net cash provided by operations, and access to the capital markets will enable it to meet any foreseeable cash requirements.

      The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG’s insurance operations generated approximately $23.3 billion in pre-tax cash flow during the first nine months of 2001. Cash flow includes periodic premium collections, including policyholders’ contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits, acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG’s insurance investment operations generated approximately $10.3 billion in investment income cash flow during the first nine months of 2001. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains net of realized capital losses.

      In addition to the combined insurance pre-tax operating cash flow, AIG’s insurance operations held $8.87 billion in cash and short-term investments at September 30, 2001. The aforementioned operating cash flow and the cash and short-term balances held provided AIG’s insurance operations with a significant amount of liquidity.

      This liquidity is available, among other things, to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $71 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $87 billion of fixed income securities and marketable equity securities during the first nine months of 2001.

      The following table is a summary of AIG’s invested assets by significant segment, including investment income due and accrued of $3.79 billion and $3.52 billion and real estate of $2.16 billion and $2.08 billion, at September 30, 2001 and December 31, 2000, respectively:

(dollars in millions)

	September 30, 2001		December 31, 2000

	Invested	Percent	Invested	Percent
	Assets	of Total	Assets	of Total

General insurance	$44,153	12.6%	$42,892	14.1%
Life insurance	202,016	57.6	171,019	56.2
Financial services and asset management	103,389	29.5	89,479	29.4
Other	911	0.3	831	0.3

Total	$350,469	100.0%	$304,221	100.0%

Insurance Invested Assets

      The following tables summarize the composition of AIG’s insurance invested assets by insurance segment, including investment income due and accrued and real estate, at September 30, 2001 and December 31, 2000:

(dollars in millions)

					Percent Distribution
	General	Life		Percent
September 30, 2001	Insurance	Insurance	Total	of Total	Domestic	Foreign

Fixed maturities:
Available for sale, at market value(a)	$30,318	$157,946	$188,264	76.5%	73.3%	26.7%
Equity securities, at market value(b)	4,347	2,479	6,826	2.8	55.7	44.3
Mortgage loans on real estate, policy and collateral loans	65	16,609	16,674	6.8	73.2	26.8
Short-term investments, including time deposits, and cash	1,759	7,106	8,865	3.6	63.8	36.2
Real estate	414	1,614	2,028	0.8	25.3	74.7
Investment income due and accrued	589	3,079	3,668	1.5	64.0	36.0
Other invested assets	6,661	13,183	19,844	8.0	80.8	19.2

Total	$44,153	$202,016	$246,169	100.0%	72.5%	27.5%

(a)	Includes $915 million of bonds trading securities, at market value.
(b)	Includes $1.37 billion of non-redeemable preferred stocks, at market value.

(dollars in millions)

					Percent Distribution
	General	Life		Percent
December 31, 2000	Insurance	Insurance	Total	of Total	Domestic	Foreign

Fixed maturities:
Available for sale, at market value(a)	$18,168	$135,212	$153,380	71.7%	71.6%	28.4%
Held to maturity, at amortized cost	11,533	—	11,533	5.4	100.0	—
Equity securities, at market value(b)	4,666	3,112	7,778	3.6	60.0	40.0
Mortgage loans on real estate, policy and collateral loans	65	16,860	16,925	7.9	74.0	26.0
Short-term investments, including time deposits, and cash	1,448	4,839	6,287	2.9	51.6	48.4
Real estate	408	1,565	1,973	0.9	25.3	74.7
Investment income due and accrued	584	2,773	3,357	1.6	64.0	36.0
Other invested assets	6,020	6,658	12,678	6.0	88.4	11.6

Total	$42,892	$171,019	$213,911	100.0%	72.8%	27.2%

(a)	Includes $846 million of bonds trading securities, at market value.
(b)	Includes $1.19 billion of non-redeemable preferred stocks, at market value.

     Generally, insurance regulations restrict the types of assets in which an insurance company may invest.

      With respect to fixed maturities, AIG’s general strategy is to invest in high quality securities while maintaining diversification to avoid significant exposure to issuer, industry and/or country concentrations. With respect to general insurance, AIG’s strategy is to invest in longer duration fixed maturities to maximize the yields at the date of purchase. With respect to life insurance, AIG’s strategy is to produce cash flows required to meet maturing insurance liabilities. (See also the discussion under “Operational Review: Life Insurance Operations” herein.)

      The fixed maturity available for sale portfolio is subject to decline in fair value as interest rates rise. Such declines in fair value are presented as a component of comprehensive income in unrealized appreciation of investments, net of taxes.

      At September 30, 2001, approximately 73 percent of the fixed maturities investments were domestic securities. Approximately 31 percent of such domestic securities were rated AAA. Approximately 9 percent were below investment grade or not rated.

      A significant portion of the foreign insurance fixed income portfolio is rated by Moody’s, Standard & Poor’s (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At September 30, 2001, approximately 10 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG’s internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 15 percent were below investment grade or not rated at that date. A large portion of the foreign insurance fixed income portfolio are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

      At September 30, 2001, approximately 19 percent of the fixed maturities portfolio was collateralized mortgage obligations (CMOs), including commercial mortgage backed securities. Substantially all of the CMOs were investment grade and approximately 28 percent of the CMOs were backed by various U.S. government agencies. CMOs are exposed to interest rate risk as the duration and ultimate realized yield would be affected by the accelerated prepayments of the underlying mortgages.

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

      Mortgage loans on real estate, policy and collateral loans comprised 6.8 percent of AIG’s insurance invested assets at September 30, 2001. AIG’s insurance operations’ holdings of real estate mortgages amounted to $10.59 billion of which 86.0 percent was domestic. At September 30, 2001, only a nominal amount were in default. It is AIG’s practice to maintain a maximum loan to value ratio of 75 percent at loan origination. At September 30, 2001, AIG’s insurance holdings of collateral loans amounted to $692 million, all of which were foreign. It is AIG’s strategy to enter into mortgage and collateral loans as an adjunct primarily to life insurance fixed maturity investments. AIG’s policy loans decreased from $5.47 billion at December 31, 2000 to $5.39 billion at September 30, 2001.

      Short-term investments represent amounts invested in various internal and external money market funds, time deposits and cash held.

      AIG’s real estate investment properties are primarily occupied by AIG’s various operations. The current market value of these properties considerably exceeds their carrying value.

      Other invested assets were primarily comprised of both foreign and domestic private placements, limited partnerships and outside managed funds.

      When permitted by regulatory authorities and when deemed necessary to protect insurance assets, including invested assets, from adverse movements in foreign currency exchange rates, interest rates and equity prices, AIG and its insurance subsidiaries may enter into derivative transactions as end users. To date, such activities have not been significant. (See also the discussion under “Derivatives” herein.)

      In certain jurisdictions, significant regulatory and/or foreign governmental barriers exist which may not permit the immediate free flow of funds between insurance subsidiaries or from the insurance subsidiaries to AIG parent. These barriers generally cause only minor delays in the outward remittance of the funds.

      AIG’s insurance operations are exposed to market risk. Market risk is the risk of loss of fair value resulting from adverse fluctuations in interest and foreign currency exchange rates and equity prices.

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

      AIG has performed a VaR analysis to estimate the maximum potential loss of fair value for each of AIG’s insurance segments and for each market risk within each insurance segment. In this analysis, financial instrument assets include the domestic and foreign invested assets excluding real estate and investment income due and accrued. Financial instrument liabilities include reserve for losses and loss expenses, reserve for unearned premiums, future policy benefits for life and accident and health insurance contracts and policyholders’ funds.

      Due to the nature of each insurance segment, AIG manages the general and life insurance operations separately. As a result, AIG manages separately the invested assets of each. Accordingly, the VaR analysis was separately performed for the general and the life insurance operations.

      AIG calculated the VaR with respect to the net fair value of each of AIG’s insurance segments as of September 30, 2001 and December 31, 2000. AIG’s methodology for calculating VaR and the results of the calculations presented herein were performed using historical simulation. Using historical simulation over the delta-normal approach does not significantly change the results of this disclosure. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was re-priced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period was assumed in computing the VaR figure.

      The following table presents the VaR on a combined basis and of each component of market risk for each of AIG’s insurance segments as of September 30, 2001 and December 31, 2000. VaR with respect to combined operations cannot be derived by aggregating the individual risk or segment amounts presented herein.

(in millions)

	General Insurance		Life Insurance

Market Risk	2001	2000	2001	2000

Combined	$810	$744	$1,675	$1,456
Interest rate	441	454	1,631	1,422
Currency	42	59	175	373
Equity	778	603	332	384

      The following table presents the average, high and low VaRs on a combined basis and of each component of market risk for each of AIG’s insurance segments as of September 30, 2001 and December 31, 2000.

(in millions)

	2001			2000

	Average	High	Low	Average	High	Low

General Insurance
Market Risk
Combined	$802	$837	$744	$811	$954	$737
Interest rate	455	464	441	419	454	338
Currency	49	59	42	49	65	29
Equity	749	812	603	694	828	603
Life Insurance
Market Risk
Combined	$1,495	$1,675	$1,354	$1,355	$1,456	$1,254
Interest rate	1,472	1,631	1,364	1,296	1,422	1,169
Currency	244	373	175	430	566	372
Equity	364	384	332	423	384	462

Financial Services and Asset Management Invested Assets

      The following table is a summary of the composition of AIG’s financial services and asset management invested assets at September 30, 2001 and December 31, 2000. (See also the discussions under “Operational Review: Financial Services Operations”, “Operational Review: Asset Management Operations”, “Capital Resources” and “Derivatives” herein.)

(dollars in millions)

	2001		2000

	Invested	Percent	Invested	Percent
	Assets	of Total	Assets	of Total

Flight equipment primarily under operating leases, net of accumulated depreciation	$22,027	21.3%	$19,325	21.6%
Finance receivables, net of allowance	11,196	10.8	11,378	12.7
Unrealized gain on interest rate and currency swaps, options and forward transactions	12,863	12.4	10,235	11.5
Securities available for sale, at market value	17,123	16.6	14,669	16.4
Trading securities, at market value	6,631	6.4	7,347	8.2
Securities purchased under agreements to resell, at contract value	19,546	18.9	14,979	16.7
Trading assets	7,921	7.7	7,045	7.9
Spot commodities, at market value	498	0.5	363	0.4
Other, including short-term investments	5,584	5.4	4,138	4.6

Total	$103,389	100.0%	$89,479	100.0%

      As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC’s debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During the first nine months of 2001, ILFC acquired flight equipment costing $3.51 billion.

      ILFC is exposed to market risk and the risk of loss of fair value resulting from adverse fluctuations in interest rates. As of September 30, 2001 and December 31, 2000, AIG statistically measured the aforementioned loss of fair value through the application of a VaR model. In this analysis, the net fair value of ILFC was determined using the financial instrument assets which included the tax adjusted future flight equipment lease revenue and the financial instrument liabilities which included the future servicing of the current debt. The estimated impact of the current derivative positions was also taken into account.

      AIG calculated the VaR with respect to the net fair value of ILFC using the historical simulation methodology, as previously described. As of September 30, 2001 and December 31, 2000, the VaR with respect to the aforementioned net fair value of ILFC was approximately $7 million and $11 million, respectively.

      AIGFP’s derivative transactions are carried at market value or at estimated fair value when market prices are not readily available. AIGFP reduces its economic risk exposure through similarly valued offsetting transactions including swaps, trading securities, options, forwards and futures. The estimated fair values of these transactions represent assessments of the present value of expected future cash flows. These transactions are exposed to liquidity risk if AIGFP were to sell or close out the transactions prior to maturity. AIG believes that the impact of any such limited liquidity would not be significant to AIG’s financial condition or its overall liquidity. (See also the discussion under “Operational Review: Financial Services Operations” and “Derivatives” herein.)

      AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities, including securities available for sale, at market, and derivative transactions. The funds may also be temporarily invested in securities purchased under agreements to resell. The proceeds from the disposal of the aforementioned securities available for sale and securities purchased under agreements to resell have been used to fund the maturing GIAs or other AIGFP financings. (See also the discussion under “Capital Resources” herein.)

      Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At September 30, 2001, the average credit rating of this portfolio was AA or the equivalent thereto as deter-

mined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $182 million of these securities. There were no securities deemed below investment grade at September 30, 2001. There have been no significant downgrades through November 1, 2001. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

      AIG Trading Group Inc. and its subsidiaries (AIGTG) conduct, as principal, market making and trading activities in foreign exchange, interest rates and precious and base metals. AIGTG owns inventories in the commodities in which it trades and may reduce the exposure to market risk through the use of swaps, forwards, futures and option contracts. AIGTG uses derivatives to manage the economic exposure of its various trading positions and transactions from adverse movements of interest rates, foreign currency exchange rates and commodity prices. AIGTG supports its trading activities largely through trading liabilities, unrealized losses on swaps, short-term borrowings, securities sold under agreements to repurchase and securities and commodities sold but not yet purchased. (See also the discussions under “Capital Resources” and “Derivatives” herein.)

      The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at September 30, 2001 were as follows:

(in millions)

	Gross	Gross
	Unrealized	Unrealized
	Gains	Losses

Securities available for sale, at market value	$1,112	$1,080
Unrealized gain/loss on interest rate and currency swaps, options and forward transactions(a)(b)	12,863	10,548
Trading assets	7,226	5,696
Spot commodities, at market value	—	36
Trading liabilities	—	1,757
Securities and spot commodities sold but not yet purchased, at market value	274	—

(a)These amounts are also presented as the respective balance sheet amounts.

(b)At September 30, 2001, AIGTG’s replacement values with respect to interest rate and currency swaps were $503 million.

     AIGFP’s interest rate and currency risks on securities available for sale, at market, are managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At September 30, 2001, the unrealized gains and losses remaining after the benefit of the offsets were $70 million and $38 million, respectively.

      Trading securities, at market value, and securities and spot commodities sold but not yet purchased, at market value are marked to market daily with the unrealized gain or loss being recognized in income at that time. These securities and positions are held to meet the short-term risk management objectives of AIGFP and AIGTG.

      The senior management of AIG defines the policies and establishes general operating parameters for AIGFP and AIGTG. AIG’s senior management has established various oversight committees to review the various financial market, operational and credit issues of AIGFP and AIGTG. The senior managements of AIGFP and AIGTG report the results of their respective operations to and review future strategies with AIG’s senior management.

      AIG actively manages the exposures to limit potential losses, while maximizing the rewards afforded by these business opportunities. In doing so, AIG must continually manage a variety of exposures including credit, market, liquidity, operational and legal risks.

      Market risk arises principally from the uncertainty that future earnings are exposed to potential changes in volatility, interest rates, foreign currency exchange rates, and equity and commodity prices. AIG generally controls its exposure to market risk by taking offsetting positions. AIG’s philosophy with respect to its financial services operations is to minimize or set limits for open or uncovered positions that are to be carried. Credit risk exposure is separately managed. (See the discussion on the management of credit risk below.)

      AIG’s Market Risk Management Department provides detailed independent review of AIG’s market exposures, particularly those market exposures of AIGFP and AIGTG. This department determines whether AIG’s market risks, as well as those market risks of individual subsidiaries, are within the parameters established by AIG’s senior management. Well established market risk management techniques such as sensitivity analysis are used. Additionally, this department verifies that specific market risks of each of certain subsidiaries are managed and hedged by that subsidiary.

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

      AIGFP does not seek to manage the market risk of each of its transactions through an individual offsetting transaction. Rather, AIGFP takes a portfolio approach to the management of its market risk exposure. AIGFP values its portfolio at market value or estimated fair value when market values are not readily available. These valuations represent an assessment of the present values of expected future cash flows of AIGFP’s transactions and may include reserves for such risks as are deemed appropriate by AIGFP’s and AIG’s management. AIGFP evaluates the portfolio’s discounted cash flows with reference to current market conditions, maturities within the portfolio and other relevant factors. Based upon this evaluation, AIGFP determines what, if any, offsetting transactions are necessary to reduce the market risk exposure of the portfolio.

      The aforementioned estimated fair values are based upon the use of valuation models. These models utilize, among other things, current interest, foreign exchange and volatility rates. These valuation models are integrated into the evaluation of the portfolio, as described above, in order to provide timely information for the market risk management of the portfolio.

      Additionally, depending upon the changes in interest rates and other market movements during the day, the system will produce reports for management’s consideration for intra-day offsetting positions. Overnight, the system generates reports which recommend the types of offsets management should consider for the following day. Additionally, AIGFP operates in major business centers overseas and is essentially open for business 24 hours a day. Thus, the market exposure and offset strategies are monitored, reviewed and coordinated around the clock. Therefore, offsetting adjustments can be made as and when necessary from any AIGFP office in the world.

      As part of its monitoring and controlling of its exposure to market risk, AIGFP applies various testing techniques which reflect potential market movements. These techniques vary by currency and are regularly changed to reflect factors affecting the derivatives portfolio. In addition to the daily monitoring, AIGFP’s senior management and local risk managers conduct a weekly review of the derivatives portfolio and existing hedges. This review includes an examination of the portfolio’s risk measures, such as aggregate option sensitivity to movements in market variables. AIGFP’s management may change these measures to reflect their judgment and evaluation of the dynamics of the markets. This management group will also determine whether additional or alternative action is required in order to manage the portfolio.

      All of AIGTG’s market risk sensitive instruments are entered into for trading purposes. The fair values of AIGTG’s financial instruments are exposed to market risk as a result of adverse market changes in interest rates, foreign currency exchange rates, commodity prices and adverse changes in the liquidity of the markets in which AIGTG trades.

      AIGTG’s approach to managing market risk is to establish an appropriate offsetting position to a particular transaction or group of transactions depending upon the extent of market risk AIGTG expects to reduce.

      AIGTG’s senior management has established positions and stop-loss limits for each line of business. AIGTG’s traders are required to maintain positions within these limits. These positions are monitored during the day either manually and/or through on-line computer systems. In addition, these positions are reviewed by AIGTG’s management. Reports which present each trading books position and the prior day’s profit and loss are reviewed by traders, head traders and AIGTG’s senior management. Based upon these and other reports, AIGTG’s senior management may determine to adjust AIGTG’s risk profile.

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

      A significant portion of AIGTG’s business is transacted in liquid markets. Certain of AIGTG’s derivative product exposures are evaluated using simulation techniques which consider such factors as changes in currency and commodity prices, interest rates, volatility levels and the effect of time.

      AIGFP and AIGTG are both exposed to the risk of loss of fair value from adverse fluctuations in interest rate and foreign currency exchange rates and equity and commodity prices. AIG statistically measured the losses of fair value through the application of a VaR model. AIG separately calculated the VaR with respect to AIGFP and AIGTG, as AIG manages these operations separately.

      AIGFP’s and AIGTG’s asset and liability portfolios for which the VaR analyses were performed included over the counter and exchange traded investments, derivative instruments and commodities. Because the market risk with respect to securities available for sale, at market is substantially hedged, segregation of market sensitive instruments into trading and other than trading was not deemed necessary.

      AIG calculated the VaR with respect to AIGFP and AIGTG as of September 30, 2001 and December 31, 2000. AIG’s methodology for calculating VaR and the results of the calculations presented herein were performed using historical simulation. Using historical simulation over the delta-normal approach does not significantly change the results of this disclosure. The historical simulation methodology entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was re-priced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure).

      The following table presents the VaR on a combined basis and of each component of AIGFP’s and AIGTG’s market risk as of September 30, 2001 and December 31, 2000. VaR with respect to combined operations cannot be derived by aggregating the individual risk presented herein.

(in millions)

	AIGFP(a)		AIGTG(b)

Market Risk	2001	2000	2001	2000

Combined	$9	$15	$2	$6
Interest rate	8	15	2	4
Currency	—	—	2	3
Equity	2	—	—	—

(a)A one month holding period was used to measure the market exposures of AIGFP.
(b)A one day holding period was used to measure the market exposures of AIGTG.

     The following table presents the average, high and low VaRs on a combined basis and of each component of AIGFP’s and AIGTG’s market risk as of September 30, 2001 and December 31, 2000.

(in millions)

	2001			2000

	Average	High	Low	Average	High	Low

AIGFP Market Risk:
Combined	$11	$15	$9	$15	$24	$8
Interest rate	11	15	8	15	23	7
Currency	—	1	—	—	—	—
Equity	1	2	—	1	2	—
AIGTG Market Risk:
Combined	$3	$6	$2	$5	$6	$4
Interest Rate	3	4	2	3	4	3
Currency	2	3	1	3	4	2

Derivatives

      Derivatives are financial arrangements among two or more parties whose returns are linked to or “derived” from some underlying equity, debt, commodity or other asset, liability, or index. Derivatives payments may be based on interest rates and exchange rates and/or prices of certain securities, certain commodities, or financial or commodity indices. The more significant types of derivative arrangements in which AIG transacts are swaps, forwards, futures, options and related instruments.

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

      All significant derivatives activities are conducted through AIGFP and AIGTG permitting AIG to participate in the derivatives dealer market acting primarily as principal. In these derivative operations, AIG structures agreements which generally allow its counterparties to enter into transactions with respect to changes in interest and exchange rates, securities’ prices and certain commodities and financial or commodity indices. Generally, derivatives are used by AIG’s customers such as corporations, financial institutions, multinational organizations, sovereign entities, government agencies and municipalities. For example, a futures, forward or option contract can be used to protect the customers’ assets or liabilities against price fluctuations.

      A counterparty may default on any obligation to AIG, including a derivative contract. Credit risk is a consequence of extending credit and/or carrying trading and investment positions. Credit risk exists for a derivative contract when that contract has an estimated positive fair value. To help manage this risk, the credit departments of AIGFP and AIGTG operate within the guidelines of the AIG Credit Risk Committee, which sets credit policy and limits for counterparties and provides limits for derivative transactions with counterparties having different credit ratings. In addition to credit ratings, this committee takes into account other factors, including the industry and country of the counterparty. Transactions which fall outside these pre-established guidelines require the approval of the AIG Credit Risk Committee. It is also AIG’s policy to establish reserves for potential credit impairment when necessary.

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

      A significant majority of AIGFP’s transactions are contracted and documented under ISDA Master Agreements. Management believes that such agreements provide for legally enforceable set-off in the event of default. Also, under such agreements, in connection with a counterparty desiring to terminate a contract prior to maturity, AIGFP may be permitted to set-off its receivables from that counterparty against AIGFP’s payables to that same counterparty arising out of all included transactions. Excluding regulated exchange transactions, AIGTG, whenever possible, enters into netting agreements with its counterparties which are similar in effect to those discussed above.

      The following tables provide the notional and contractual amounts of AIGFP’s and AIGTG’s derivatives transactions at September 30, 2001 and December 31, 2000.

      The notional amounts used to express the extent of AIGFP’s and AIGTG’s involvement in swap transactions represent a standard of measurement of the volume of AIGFP’s and AIGTG’s swaps business. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual cash flows to be exchanged and are not paid or received, except for certain contracts such as currency swaps.

      The timing and the amount of cash flows relating to AIGFP’s and AIGTG’s foreign exchange forwards and exchange traded futures and options contracts are determined by each of the respective contractual agreements.

      The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss after the application of the aforementioned strategies, netting under ISDA Master Agreements and applying collateral held. Prior to the application of these credit enhancements, the gross credit risk with respect to these derivative instruments was $58.5 billion at September 30, 2001 and $33.4 billion at December 31, 2000. Subsequent to the application of such credit enhancements, the net exposure to credit risk or the net replacement value of all interest rate, currency and equity swaps, swaptions and forward commitments approximated $12.30 billion at September 30, 2001 and $9.51 billion at December 31, 2000. The net replacement value for futures and forward contracts approximated $44 million at September 30, 2001 and $204 million at December 31, 2000. The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss.

      The following table presents AIGFP’s derivatives portfolio by maturity and type of derivative at September 30, 2001 and December 31, 2000:

(in millions)

	Remaining Life

	One	Two Through	Six Through	After Ten	Total	Total
	Year	Five Years	Ten Years	Years	2001	2000

Interest rate, currency and equity swaps and swaptions:
Notional amount:
Interest rate swaps	$96,449	$209,722	$97,294	$12,428	$415,893	$344,203
Currency swaps	34,313	57,397	38,035	4,970	134,715	117,792
Swaptions and equity swaps	17,078	26,314	11,692	4,444	59,528	59,026

Total	$147,840	$293,433	$147,021	$21,842	$610,136	$521,021

Futures and forward contracts:
Exchange traded futures contracts contractual amount	$5,889	—	—	—	$5,889	$11,082

Over the counter forward contracts contractual amount	$54,074	$452	$193	—	$54,719	$22,809

      AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At September 30, 2001 and December 31, 2000, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP’s derivatives portfolio was as follows:

(in millions)

	Net Replacement Value

	Swaps and	Futures and	Total	Total
	Swaptions	Forward Contracts	2001	2000

Counterparty credit quality:
AAA	$5,715	$—	$5,715	$3,778
AA	3,157	19	3,176	2,825
A	2,482	22	2,504	1,801
BBB	912	3	915	1,059
Below investment grade	29	—	29	252

Total	$12,295	$44	$12,339	$9,715

      At September 30, 2001 and December 31, 2000, the counterparty breakdown by industry with respect to the net replacement value of AIGFP’s derivatives portfolio was as follows:

(in millions)

	Net Replacement Value

	Swaps and	Futures and	Total	Total
	Swaptions	Forward Contracts	2001	2000

Non-U.S. banks	$2,483	$37	$2,520	$2,517
Insured municipalities	762	—	762	595
U.S. industrials	3,409	2	3,411	1,945
Governmental	469	—	469	463
Non-U.S. financial service companies	413	—	413	309
Non-U.S. industrials	1,189	3	1,192	1,372
Special purpose	2,029	—	2,029	1,204
U.S. banks	71	—	71	220
U.S. financial service companies	1,231	2	1,233	894
Supranationals	239	—	239	196

Total	$12,295	$44	$12,339	$9,715

      The gross replacement values presented in the following table represent the sum of the estimated positive fair values of all of AIGTG’s derivatives contracts at September 30, 2001 and December 31, 2000. These values do not represent the credit risk to AIGTG.

      The net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss.

      The following table provides the contractual and notional amounts and credit exposure, if applicable, by maturity and type of derivative of AIGTG’s derivatives portfolio at September 30, 2001 and December 31, 2000. In addition, the estimated positive fair values associated with the derivatives portfolio are also provided and include a maturity profile for the September 30, 2001 balances based upon the expected timing of the future cash flows.

(in millions)

	Remaining Life

		Two	Six	After
	One	Through	Through	Ten	Total	Total
	Year	Five Years	Ten Years	Years	2001	2000

Contractual amount of futures, forwards and options:
Exchange traded futures and options	$10,786	$3,416	$18	$—	$14,220	$18,064

Forwards	$195,121	$13,730	$645	$—	$209,496	$234,316

Over the counter purchased options	$83,404	$17,534	$39,003	$116	$140,057	$104,919

Over the counter sold options(a)	$79,516	$18,823	$38,743	$121	$137,203	$103,742

	Remaining Life

		Two	Six	After
	One	Through	Through	Ten	Total	Total
	Year	Five Years	Ten Years	Years	2001	2000

Notional amount:
Interest rate swaps and forward rate agreements	$15,030	$36,998	$7,640	$89	$59,757	$63,264
Currency swaps	4,040	5,564	1,022	—	10,626	8,573
Swaptions	1,733	12,999	1,415	—	16,147	15,419

Total	$20,803	$55,561	$10,077	$89	$86,530	$87,256

Credit exposure:
Futures, forwards, swaptions and purchased options contracts and interest rate and currency swaps:
Gross replacement value	$5,818	$2,412	$981	$1	$9,212	$10,319
Master netting arrangements	(3,312)	(1,527)	(650)	(1)	(5,490)	(6,136)
Collateral	(6)	(16)	(42)	—	(64)	(107)

Net replacement value(b)	$2,500	$869	$289	$—	$3,658	$4,076

(a)	Sold options obligate AIGTG to buy or sell the underlying item if the option purchaser chooses to exercise. The amounts do not represent credit exposure.

(b)	The net replacement values with respect to exchange traded futures and options, forward contracts, and purchased over the counter options are presented as a component of trading assets in the accompanying balance sheet. The net replacement values with respect to interest rate and currency swaps are presented as a component of unrealized gain on interest rate and currency swaps, options and forward transactions in the accompanying balance sheet.

     AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At September 30, 2001 and December 31, 2000, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG’s derivatives portfolio were as follows:

(in millions)

	Net Replacement Value

	2001	2000

Counterparty credit quality:
AAA	$443	$442
AA	1,283	1,807
A	1,145	1,139
BBB	471	460
Below investment grade	88	48
Not externally rated, including exchange traded futures and options*	228	180

Total	$3,658	$4,076

Counterparty breakdown by industry:
Non-U.S. banks	$1,106	$2,076
U.S. industrials	301	67
Governmental	86	70
Non-U.S. financial service companies	411	282
Non-U.S. industrials	357	243
U.S. banks	796	468
U.S. financial service companies	373	690
Exchanges*	228	180

Total	$3,658	$4,076

*	Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

     Generally, AIG manages and operates its businesses in the currencies of the local operating environment. Thus, exchange gains or losses occur when AIG’s foreign currency net investment is affected by changes in the foreign exchange rates relative to the U.S. dollar from one reporting period to the next.

      AIG, through its Foreign Exchange Operating Committee, evaluates each of its worldwide consolidated foreign currency net asset or liability positions and manages AIG’s translation exposure to adverse movement in currency exchange rates. AIG may use forward exchange contracts and purchase options where the cost of such is reasonable and markets are liquid to reduce these exchange translation exposures. The exchange gain or loss with respect to these hedging instruments is recorded on an accrual basis as a component of comprehensive income in capital funds.

      As an end user, AIG and its subsidiaries, including its insurance subsidiaries, use derivatives to aid in managing AIG’s foreign exchange translation exposure. Derivatives may also be used to minimize certain exposures with respect to AIG’s debt financing and its insurance operations; to date, such activities have not been significant.

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

      Legal risk arises from the uncertainty of the enforceability, through legal or judicial processes, of the obligations of AIG’s clients and counterparties, including contractual provisions intended to reduce credit exposure by providing for the netting of mutual obligations. (See also the discussion on master netting agreements above.) AIG seeks to eliminate or minimize such uncertainty through continuous consultation with internal and external legal advisors, both domestically and abroad, in order to understand the nature of legal risk, to improve documentation and to strengthen transaction structure.

Accounting Standards

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”. In June 2000, FASB issued Statement of Financial Accounting Standards No. 138 “Accounting for Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (collectively, FASB 133).

      FASB 133 requires AIG to recognize all derivatives in the consolidated balance sheet at fair value. The financial statement recognition of the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative and the extent to which the derivative is effective as part of a hedge transaction. The changes in fair value of the derivative transactions of AIGFP and AIGTG are currently presented, in all material respects, as a component of AIG’s operating income. The discussion below relates to the derivative activities of AIG other than those of AIGFP and AIGTG.

      On the date the derivative contract is entered into, AIG designates the derivative as: (1) a hedge of the subsequent changes in the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge); (2) a hedge of a forecasted transaction, or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); or (3) a hedge of a net investment in a foreign operation. Fair value and cash flow hedges may involve foreign currencies (“foreign currency hedges”). The gain or loss in the fair value of a derivative that is designated, qualifies and is highly effective as a fair value hedge is recorded in current period earnings, along with the loss or gain on the hedged item attributable to the hedged risk. The gain or loss in the fair value of a derivative that is designated, qualifies and is highly effective as a cash flow hedge is recorded in other comprehensive income, until earnings are affected by the variability of cash flows. The gain or loss in the fair value of a derivative that is designated, qualifies and is highly effective as a hedge of a net investment in a foreign operation is recorded in the foreign currency translation adjustments account within other comprehensive income. Changes in the fair value of derivatives used for other than the above hedging activities are reported in current period earnings.

      AIG documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as hedges to specific assets or liabilities on the balance sheet, or specific firm commitments or forecasted transactions. AIG also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

      In accordance with the transition provisions of FASB 133, AIG recorded in its consolidated in-

come statement for the first nine months of 2001 a cumulative effect of an accounting change adjustment loss of $6 million. This amount is presented as a component of Other income (deductions)-net. This loss represents the net fair value of all previously unrecorded derivative instruments as of January 1, 2001, net of tax and after the application of hedge accounting. AIG also recorded in its consolidated statement of comprehensive income for the first nine months of 2001 a cumulative effect of an accounting change adjustment gain of $150 million. This gain represents the increase in other comprehensive income, net of taxes, arising from recognizing the fair value of all derivative contracts designated as cash flow hedging instruments, and to a lesser extent, hedging instruments used to hedge net investments in foreign operations.

      In January 2001, the Emerging Issues Task Force (EITF) issued EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” EITF 99-20 provides guidance on the calculation of interest income and the recognition of impairments related to beneficial interests held in an investment portfolio. Beneficial interests are investments that represent rights to receive specified cash flows from a pool of underlying assets (i.e., collateralized debt obligations). In accordance with the transition provisions of EITF 99-20, AIG recorded in its consolidated income statement for the first nine months of 2001 a cumulative effect of an accounting change adjustment loss of $130 million ($200 million before tax).

      In June 2001, FASB issued Statement of Financial Accounting Standard No. 141 “Business Combinations” (FASB 141). FASB 141 requires AIG to apply the purchase method of accounting for all acquisitions initiated after June 30, 2001.

      In June 2001, FASB issued Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (FASB 142). FASB 142 requires AIG to discontinue the amortization of goodwill on its consolidated income statement.

      However, FASB 142 requires goodwill to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. AIG is currently evaluating the impact of the impairment provisions of FASB 142, and believes that the impact on its results of operations and financial condition will not be significant. FASB 142 is effective for AIG for the year commencing January 1, 2002.

Recent Developments

      On November 9, 2001, AIG issued Zero Coupon Convertible Senior Debentures Due 2031 in an aggregate principal amount at maturity of approximately $1.52 billion (excluding an over-allotment option of approximately $228 million principal amount at maturity). The Convertible Debentures are convertible into shares of AIG common stock under certain specified conditions.

      The Convertible Debentures are not callable for five years after issuance, and mature in 30 years. However, holders can require AIG to repurchase the Convertible Debentures once every five years. The Convertible Debentures were offered through Morgan Stanley & Co. Incorporated with original issue discount and generated gross proceeds of approximately $1.0 billion. AIG will use the proceeds of the offering for general corporate purposes.

      The Zero Coupon Convertible Senior Debentures were offered at an initial offering price of $658.01 per $1,000 of principal amount at maturity. The issue price represents a yield to maturity of 1.4 percent per annum, with a conversion rate of 6.0627 shares of common stock per $1,000 principal amount at maturity of Convertible Debentures.

PART II — OTHER INFORMATION

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits See accompanying Exhibit Index.

(b)	Reports on Form 8-K

During the three months ended September 30, 2001, Current Reports on Form 8-K were filed as follows:

On August 29, 2001 AIG filed a Current Report on Form 8-K to report closing of the acquisition of AGC.

On September 13, 2001, AIG filed a Current Report on Form 8-K to file the AIG press release announcing its initial estimate of losses resulting from the September 11 terrorist attacks.

On September 18, 2001, AIG filed a Current Report on Form 8-K for the purpose of incorporating the most recent AGC annual, quarterly and current reports.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.

(Registrant)

/s/ HOWARD I. SMITH

Howard I. Smith
Executive Vice President and
Chief Financial Officer

Dated: November 13, 2001

EXHIBIT INDEX

Exhibit
Number	Description	Location

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None
4	Indenture dated as of November 9, 2001 between American International Group, Inc. and The Bank of New York, as Trustee	Filed herewith.
10	Material contracts	None
11	Statement re computation of per share earnings	Included in Note (f) of Notes to Financial Statements.
12	Statement re computation of ratios	Filed herewith.
15	Letter re unaudited interim financial information	None
18	Letter re change in accounting principles	None
19	Report furnished to security holders	None
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of experts and counsel	None
24	Power of attorney	None
99	Additional exhibits	None