Form 10-K
period 2001-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2002-04-01
CIK 5272

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                 --------------

                                    Form 10-K

(Mark One)

   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the Transition period from _______________________ to ____________________

                          Commission file number 1-8787

                                 --------------

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

                                 --------------

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

                                 --------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes [X]                          No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [].

       The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on January 31, 2002 was approximately $154,541,589,000 computed upon the basis of the closing sales price of the Common Stock on that date.

       As of January 31, 2002, there were outstanding 2,614,443,497 shares of Common Stock, $2.50 par value, of the registrant.

                      Documents Incorporated by Reference:

       The registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 15, 2002 is incorporated by reference in
Part III of this Form 10-K.

================================================================================

PART I
--------------------------------------------------------------------------------

ITEM 1. Business

American International Group, Inc. ("AIG"), a Delaware corporation, is a holding company which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities in the United States and abroad. AIG's primary activities include both general and life insurance operations. Other significant activities include financial services, and retirement savings and asset management. The principal general insurance company subsidiaries are American Home Assurance Company ("American Home"), National Union Fire Insurance Company of Pittsburgh, Pa. ("National Union"), New Hampshire Insurance Company ("New Hampshire"), Lexington Insurance Company ("Lexington"), The Hartford Steam Boiler Inspection and Insurance Company ("HSB"), Transatlantic Reinsurance Company, American International Underwriters Overseas, Ltd. ("AIUO") and United Guaranty Residential Insurance Company. Significant life insurance operations include those conducted through American Life Insurance Company ("ALICO"), American International Assurance Company, Limited together with American International Assurance Company (Bermuda) Limited ("AIA"), Nan Shan Life Insurance Company, Ltd. ("Nan Shan"), American International Reinsurance Company, Ltd., AIG Star Life Insurance Co., Ltd., AIG Annuity Insurance Company ("AIG Annuity"), the American General Life Companies ("American General Life") and SunAmerica Life Insurance Company ("SunAmerica Life"). AIG's financial services operations are conducted primarily through International Lease Finance Corporation ("ILFC"), AIG Financial Products Corp. and its subsidiaries ("AIGFP"), and American General Finance, Inc. and its subsidiaries ("AGF"), while retirement savings and asset management operations include The Variable Annuity Life Insurance Company ("VALIC"), SunAmerica Asset Management Corp. ("SAAMCo"), AIG SunAmerica Life Insurance Company (dba Anchor National Life Insurance Company) and AIG Global Investment Group, Inc.

On August 29, 2001, AIG acquired American General Corporation (AGC). In connection with the acquisition, AIG issued approximately 290 million shares of common stock, $2.50 par value per share ("common stock") in an exchange for all the outstanding common stock of AGC based on an exchange ratio of 0.5790 of a share of AIG common stock for each share of AGC common stock. The acquisition was accounted for as a pooling of interests and all prior historical financial information presented herein has been restated to include AGC. The merger of SunAmerica Inc., a leading company in the retirement savings and asset accumulation business, with and into AIG became effective January 1, 1999. The transaction was treated as a pooling of interests for accounting purposes. AIG issued 0.855 shares of common stock in exchange for each share of SunAmerica Inc. stock outstanding at the effective time of the merger for an aggregate issuance of approximately 187.5 million shares. For information on AIG's business segments, see Note 19 of Notes to Financial Statements.

         All per share information herein gives retroactive effect to all stock dividends and stock splits. As of January 31, 2002, beneficial ownership of approximately 12.0 percent, 2.3 percent and 1.8 percent of AIG common stock, was held by Starr International Company, Inc. ("SICO"), The Starr Foundation and C.V. Starr & Co., Inc. ("Starr"), respectively.

         At December 31, 2001, AIG and its subsidiaries had approximately 81,000 employees.

         The following table shows the general development of the business of AIG on a consolidated basis, the contributions made to AIG's consolidated revenues and operating income and the assets held, in the periods indicated by its general insurance, life insurance, financial services, and retirement savings & asset management operations, equity in income of minority-owned insurance companies and other realized capital gains (losses). (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 19 of Notes to Financial Statements.)

(dollars in millions)
------------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                    2001            2000            1999            1998            1997
====================================================================================================================================
GENERAL INSURANCE OPERATIONS:
   Gross premiums written                            $    29,640     $    25,050     $    22,569     $    20,684     $    18,742
   Net premiums written                                   20,101          17,526          16,224          14,586          13,408
   Net premiums earned                                    19,365          17,407          15,544          14,098          12,421
   Adjusted underwriting profit (a) (b)                       88             785             669             531             490
   Net investment income                                   2,893           2,701           2,517           2,192           1,854
   Realized capital gains (losses)                          (130)             38             295             205             128
   Operating income (b)                                    2,851           3,524           3,481           2,928           2,472
   Identifiable assets                                    91,544          85,270          76,725          73,226          62,386
------------------------------------------------------------------------------------------------------------------------------------
   Loss ratio                                               79.5            75.3            75.5            75.6            75.3
   Expense ratio                                            21.2            21.4            20.8            20.8            20.9
------------------------------------------------------------------------------------------------------------------------------------
   Combined ratio(b)                                       100.7            96.7            96.3            96.4            96.2
====================================================================================================================================

LIFE INSURANCE OPERATIONS:
   Premium income                                         19,243          17,173          15,480          13,725          13,171
   Net investment income                                  11,735          10,664           9,505           8,357           6,620
   Realized capital losses                                  (254)           (162)           (148)            (74)             (9)
   Operating income (c)                                    5,406           4,822           4,210           3,596           2,954
   Identifiable assets                                   296,569         248,982         231,843         197,851         159,390
   Insurance in-force at end of year                   1,228,501         971,892         950,933         845,045         768,700
FINANCIAL SERVICES OPERATIONS:
   Commissions, transaction and other fees                 6,485           5,954           5,069           4,653           4,567
   Operating income                                        1,999           1,678           1,432           1,181             926
   Identifiable assets                                   107,322          94,173          78,868          70,065          60,087
RETIREMENT SAVINGS & asset management operations:
   Commissions and other fees                              3,517           3,475           3,112           2,720           2,391
   Operating income                                        1,060           1,161             920             688             502
   Identifiable assets                                     1,842           1,590           1,132             915             646
EQUITY IN INCOME OF MINORITY-OWNED
   INSURANCE OPERATIONS                                     --              --              --                40             114
OTHER REALIZED CAPITAL GAINS (LOSSES)                       (452)           (190)            (44)             (1)             11
REVENUES (d)                                              62,402          57,060          51,330          45,915          41,268
TOTAL ASSETS                                             492,982         426,671         383,685         338,783         280,234
====================================================================================================================================

(a) Adjusted underwriting profit is statutory underwriting income adjusted primarily for changes in the deferral of acquisition costs. This adjustment is necessary to present the financial statements in accordance with generally accepted accounting principles.

(b) Includes $769 million in World Trade Center and related losses ("WTC losses") in 2001. Excluding WTC losses, the general insurance combined ratio would have been 96.7.

(c) Includes $131 million in WTC losses in 2001.

(d) Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transaction and other fees, retirement savings & asset management commissions and other fees, equity in income of minority-owned insurance operations, and realized capital gains (losses).

         The following table shows identifiable assets, revenues and income derived from operations in the United States and Canada and from operations in other countries for the year ended December 31, 2001. (See also Note 19 of Notes to Financial Statements.)

(dollars in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        PERCENT OF TOTAL
                                                                                                 -------------------------------
                                                                  UNITED STATES    OTHER          UNITED STATES         OTHER
                                                       TOTAL       AND CANADA    COUNTRIES         AND CANADA         COUNTRIES
====================================================================================================================================
GENERAL INSURANCE OPERATIONS:
   Net premiums earned                               $  19,365     $  13,706     $   5,659             70.8%            29.2%
   Adjusted underwriting profit (loss)*                     88          (284)          372             --               --
   Net investment income                                 2,893         2,255           638             77.9             22.1
   Realized capital losses                                (130)          (37)          (93)            --               --
   Operating income*                                     2,851         1,934           917             67.8             32.2
   Identifiable assets                                  91,544        67,804        23,740             74.1             25.9
LIFE INSURANCE OPERATIONS:
   Premium income                                       19,243         4,950        14,293             25.7             74.3
   Net investment income                                11,735         8,083         3,652             68.9             31.1
   Realized capital gains (losses)                        (254)         (331)           77             --               --
   Operating income*                                     5,406         2,589         2,817             47.9             52.1
   Identifiable assets                                 296,569       206,734        89,835             69.7             30.3
FINANCIAL SERVICES OPERATIONS:
   Commissions, transaction and other fees               6,485         5,326         1,159             82.1             17.9
   Operating income                                      1,999         1,489           510             74.5             25.5
   Identifiable assets                                 107,322        93,981        13,341             87.6             12.4
RETIREMENT SAVINGS & asset management operations:
   Commissions and other fees                            3,517         3,326           191             94.6              5.4
   Operating income                                      1,060         1,028            32             97.0              3.0
   Identifiable assets                                   1,842         1,046           796             56.8             43.2
OTHER REALIZED CAPITAL LOSSES                             (452)         (451)           (1)            --               --
INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGES               8,139         3,860         4,279             47.4             52.6
REVENUES                                                62,402        36,827        25,575             59.0             41.0
TOTAL ASSETS                                           492,982       364,268       128,714             73.9             26.1
====================================================================================================================================

* Includes $769 million and $131 million in WTC losses for general and life insurance operations, respectively.

GENERAL INSURANCE OPERATIONS

AIG's general insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance. One or more of these companies is licensed to write substantially all of these lines in all states of the United States and in approximately 70 foreign countries.

       Domestic general insurance operations are comprised of the Domestic Brokerage Group (DBG), which includes the operations of HSB; Transatlantic Holdings, Inc. ("Transatlantic"); Personal Lines, including 21st Century Insurance Group ("21st Century"), and Mortgage Guaranty.

       AIG's primary domestic division is DBG. DBG's business is derived from brokers in the United States and Canada and is conducted through its general insurance subsidiaries including American Home, National Union, Lexington and certain other insurance company subsidiaries of AIG. The risk management division of DBG provides insurance and risk management programs for large corporate customers. The AIG Risk Finance division designs and implements risk financing alternatives using the insurance and financial services capabilities of AIG. Also included are the operations of AIG Environmental which focuses specifically on providing specialty products to clients with environmental exposures.

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

         Transatlantic offers reinsurance capacity on both treaty and facultative bases. Transatlantic structures traditional and non-traditional programs for a full range of property and casualty products with an emphasis on specialty risk.

         AIG engages in mass marketing of personal lines coverages, primarily private passenger auto and homeowners and personal umbrella coverages, principally through American International Insurance Company and 21st Century.

         The business of United Guaranty Corporation ("UGC") and its subsidiaries is also included in the domestic operations of AIG. The principal business of the UGC subsidiaries is the writing of residential mortgage loan insurance, which is guaranty insurance on conventional first mortgage loans on single-family dwellings and condominiums. Such insurance protects lenders against loss if borrowers default. UGC subsidiaries also write home equity and property improvement loan insurance on loans to finance residential property improvements, alterations and repairs and for other purposes not necessarily related to real estate. UGC had approximately $22 billion of mortgage guarantee risk in-force at December 31, 2001.

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

         During 2001, DBG and the Foreign General insurance group accounted for
50.7 percent and 25.1 percent, respectively, of AIG's net premiums written.

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

         The following table summarizes general insurance premiums written and earned:

(in millions)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                               WRITTEN           EARNED
================================================================================
2001

Gross premiums                                         $29,640          $28,850
Ceded premiums                                          (9,539)          (9,485)
--------------------------------------------------------------------------------
Net premiums                                           $20,101          $19,365
================================================================================

2000
Gross premiums                                         $25,050          $24,062
Ceded premiums                                          (7,524)          (6,655)
--------------------------------------------------------------------------------
Net premiums                                           $17,526          $17,407
================================================================================

1999
Gross premiums                                         $22,569          $21,187
Ceded premiums                                          (6,345)          (5,643)
--------------------------------------------------------------------------------
Net premiums                                           $16,224          $15,544
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

         AIG is diversified both in terms of lines of business and geographic locations. Of the general insurance lines of business, workers' compensation was approximately 9 percent of AIG's net premiums written. This line is also diversified geographically.

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

(dollars in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                              RATIO OF         RATIO OF
                                                            LOSSES AND     UNDERWRITING
                                                         LOSS EXPENSES         EXPENSES
                                   NET PREMIUMS            INCURRED TO      INCURRED TO                                     INDUSTRY
                               --------------------       NET PREMIUMS     NET PREMIUMS     COMBINED       UNDERWRITING     COMBINED
YEARS ENDED DECEMBER 31,       WRITTEN       EARNED             EARNED          WRITTEN        RATIO             MARGIN     RATIO(B)
====================================================================================================================================
2001                           $20,101      $19,365              79.5             21.2        100.7(a)            (0.7)       116.0
2000                            17,526       17,407              75.3             21.4         96.7                3.3        108.6
1999                            16,224       15,544              75.5             20.8         96.3                3.7        107.1
1998                            14,586       14,098              75.6             20.8         96.4                3.6        104.9
1997                            13,408       12,421              75.3             20.9         96.2                3.8        101.5
====================================================================================================================================

(a) Excluding WTC losses, the general insurance combined ratio would have been 96.7.

(b) Source: Best's Aggregates & Averages (Stock insurance companies, after dividends to policyholders): the ratio for 2001 was obtained from Fox-Pitt, Kelton Inc. and reflects estimated results.

         During 2001, of the direct general insurance premiums written (gross premiums less return premiums and cancellations, excluding reinsurance assumed and before deducting reinsurance ceded), 10.3 percent and 6.3 percent were written in California and New York respectively. No other state accounted for more than 5 percent of such premiums.

         There was no significant adverse effect on AIG's general insurance results of operations from the economic environments in any one state, country or geographic region for the year ended December 31, 2001. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

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

         Loss reserves established with respect to foreign business are set and monitored in terms of the respective local or functional currency. Therefore, no assumption is included for changes in currency rates. (See also Note 1(u) of Notes to Financial Statements.)

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

         The "Analysis of Consolidated Net Losses and Loss Expense Reserve Development", which follows, presents the development of net losses and loss expense reserves for calendar years 1991 through 2001. The upper half of the table shows the cumulative amounts paid during successive years related to the opening loss reserves. For example, with respect to the net losses and loss expense reserve of $18.42 billion as of December 31, 1994, by the end of 2001 (seven years later) $15.21 billion had actually been paid in settlement of these net loss reserves. In addition, as reflected in the lower section of the table, the original reserve of $18.42 billion was reestimated to be $18.28 billion at December 31, 2001. This decrease from the original estimate would generally be a combination of a number of factors, including reserves being settled for smaller amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The redundancy (deficiency) depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective column heading. For example, the deficiency of $447 million at December 31, 2001 related to December 31, 2000 net losses and loss expense reserves of $24.95 billion represents the cumulative amount by which reserves for 2000 and prior years have developed deficiently during 2001. This modest deficiency that has emerged in the last year can be attributed principally to a series of excessive jury awards in certain liability or casualty lines of business. Market rates in certain classes of business and expanded policy form coverages, which were prevalent in the marketplace in the last several years of the decade, contributed to this issue. Corrective pricing and revision of policy forms are taking place. Tort reform is still critically needed in the U.S. although a great deal of effort has been undertaken in individual states to correct the abuse that has prevailed. The reserve for net losses and loss expenses with respect to Transatlantic and 21st Century are included only in the consolidated net losses and loss expenses commencing with the year ended December 31, 1998. Reserve development for these operations is included only for 1998 and subsequent periods.

ANALYSIS OF CONSOLIDATED NET LOSSES AND
LOSS EXPENSE RESERVE DEVELOPMENT

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                  1991      1992      1993      1994     1995     1996     1997     1998     1999     2000     2001
====================================================================================================================================
Reserve for Net Losses and
 Loss Expenses, December 31,   $15,840   $16,757   $17,557   $18,419  $19,693  $20,407  $21,171  $24,619  $24,600  $24,952  $25,896
Paid (Cumulative) as of:
 One Year Later                  4,748     4,883     5,146     4,775    5,281    5,616    5,716    6,779    7,783    9,263
 Two Years Later                 8,015     8,289     8,242     8,073    8,726    9,081    9,559   11,565   13,690
 Three Years Later              10,436    10,433    10,404    10,333   11,024   11,456   12,442   15,416
 Four Years Later               11,815    11,718    12,095    12,107   12,591   13,376   14,684
 Five Years Later               12,611    12,931    13,378    13,270   13,994   15,018
 Six Years Later                13,472    13,894    14,179    14,290   15,317
 Seven Years Later              14,193    14,502    14,968    15,209
 Eight Years Later              14,654    15,105    15,735
 Nine Years Later               15,158    15,749
 Ten Years Later                15,725

Net Liability Reestimated
as of:
 End of Year                    15,840    16,757    17,557    18,419   19,693   20,407   21,171   24,619   24,600   24,952   25,896
 One Year Later                 15,828    16,807    17,434    18,139   19,413   20,009   20,890   24,237   24,265   25,471
 Two Years Later                15,903    16,603    17,479    18,269   19,330   19,999   20,886   23,864   25,082
 Three Years Later              15,990    16,778    17,782    18,344   19,327   20,151   20,572   24,392
 Four Years Later               16,254    17,182    18,090    18,344   19,604   19,916   20,715
 Five Years Later               16,712    17,600    18,300    18,535   19,500   19,851
 Six Years Later                17,095    17,844    18,537    18,575   19,212
 Seven Years Later              17,356    18,148    18,629    18,281
 Eight Years Later              17,679    18,320    18,485
 Nine Years Later               17,872    18,314
 Ten Years Later                17,880

 Redundancy/(Deficiency)        (2,040)   (1,557)     (928)      138      481      556      456      227     (482)    (519)
 Less effect of 21st Century
  homeowners and earthquake
  lines in runoff                                                                                    (79)     (73)     (72)
 Redundancy/(Deficiency)
  excluding 21st Century
  homeowners and
  earthquake lines                                                                                   306     (409)    (447)
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


(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                 1991      1992      1993     1994     1995     1996     1997     1998      1999      2000     2001
====================================================================================================================================
Reserve for Net Losses and
 Loss Expenses, Excluding
 Asbestos and Environmental
 Losses and Loss Expenses,
 December 31,                 $15,639   $16,503   $17,249  $18,089  $19,186  $19,664  $20,384  $23,754   $23,709   $24,097  $25,177

Paid (Cumulative) as of:
 One Year Later                 4,691     4,766     5,061    4,700    5,174    5,507    5,576    6,657     7,712     9,067
 Two Years Later                7,842     8,088     8,082    7,891    8,515    8,832    9,305   11,373    13,426
 Three Years Later             10,178    10,157    10,137   10,048   10,673   11,094   12,122   15,031
 Four Years Later              11,483    11,337    11,726   11,683   12,128   12,948   14,172
 Five Years Later              12,175    12,448    12,871   12,734   13,466   14,401
 Six Years Later               12,935    13,274    13,560   13,689   14,601
 Seven Years Later             13,519    13,771    14,285   14,421
 Eight Years Later             13,870    14,310    14,866
 Nine Years Later              14,311    14,768
 Ten Years Later               14,694

Net Liability Reestimated
as of:
 End of Year                   15,639    16,503    17,249   18,089   19,186   19,664   20,384   23,754    23,709    24,097   25,177
 One Year Later                15,518    16,382    17,019   17,556   18,568   19,118   19,903   23,229    23,345    24,563
 Two Years Later               15,422    16,073    16,813   17,355   18,347   18,910   19,771   22,827    24,111
 Three Years Later             15,403    15,997    16,790   17,293   18,141   18,934   19,428   23,306
 Four Years Later              15,417    16,081    16,960   17,090   18,292   18,670   19,532
 Five Years Later              15,562    16,362    16,969   17,155   18,161   18,568
 Six Years Later               15,808    16,404    17,080   17,169   17,836
 Seven Years Later             15,869    16,582    17,146   16,838
 Eight Years Later             16,067    16,731    16,968
 Nine Years Later              16,238    16,690
 Ten Years Later               16,210
 Redundancy/(Deficiency)         (571)     (187)      281    1,251    1,350    1,096      852      448      (402)     (466)
 Less effect of 21st Century
   homeowners and earthquake
   lines in runoff                                                                                 (79)      (73)      (72)
 Redundancy/(Deficiency)
   excluding 21st Century
   homeowners and
   earthquake lines                                                                                527      (329)     (394)
====================================================================================================================================

RECONCILIATION OF NET RESERVE FOR LOSSES AND LOSS EXPENSES

(in millions)
--------------------------------------------------------------------------------
                                              2001          2000           1999
================================================================================
Net reserve for losses and loss
   expenses at beginning of year          $ 24,952      $ 24,600       $ 24,619
Acquisition (a)                               --             236           --
--------------------------------------------------------------------------------
Losses and loss expenses incurred:
   Current year                             14,870        13,356         12,122
   Prior years (b)                             536          (252)          (384)
--------------------------------------------------------------------------------
                                            15,406        13,104         11,738
--------------------------------------------------------------------------------
Losses and loss expenses paid:
   Current year                              5,199         5,205          4,978
   Prior years                               9,263         7,783          6,779
--------------------------------------------------------------------------------
                                            14,462        12,988         11,757
--------------------------------------------------------------------------------
Net reserve for losses and loss
   expenses at end of year (c)            $ 25,896      $ 24,952       $ 24,600
================================================================================

(a) Acquisition includes the opening balances with respect to HSB in 2000.

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

         The reserve for losses and loss expenses as reported in AIG's Consolidated Balance Sheet at December 31, 2001, differs from the total reserve reported in the Annual Statements filed with state insurance departments and, where appropriate, with foreign regulatory authorities. The differences at December 31, 2001 relate primarily to reserves for certain foreign operations. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

         The reserve for gross losses and loss expenses is prior to reinsurance and represents the accumulation for reported losses and IBNR. Management reviews the adequacy of established gross loss reserves in the manner previously described for net loss reserves.

         The "Analysis of Consolidated Gross Losses and Loss Expense Reserve Development" table, which follows, presents the development of gross losses and loss expense reserves for calendar years 1992 through 2001.

ANALYSIS OF CONSOLIDATED GROSS LOSSES AND LOSS EXPENSE RESERVE DEVELOPMENT

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                       1992      1993      1994      1995     1996     1997      1998      1999      2000      2001
====================================================================================================================================
Gross Losses and
   Loss Expenses,
   December 31,                     $28,157   $30,046   $31,435   $33,047  $33,430  $33,400   $38,310   $38,252   $40,613   $44,792

Paid (Cumulative)
   as of:
   One Year Later                     7,281     8,807     7,640     8,392    9,199    9,185    10,344    12,543    12,905
   Two Years Later                   13,006    13,279    13,036    15,496   15,043   14,696    19,155    19,350
   Three Years Later                 16,432    17,311    17,540    18,837   18,721   19,706    24,309
   Four Years Later                  18,550    20,803    20,653    21,811   21,729   22,659
   Five Years Later                  21,322    22,895    22,634    23,463   23,498
   Six Years Later                   22,807    23,779    24,205    24,927
   Seven Years Later                 23,684    25,239    24,882
   Eight Years Later                 25,060    26,314
   Nine Years Later                  26,094

Gross Liability Reestimated
   as of:
   End of Year                       28,157    30,046    31,435    33,047   33,430   33,400    38,310    38,252    40,613    44,792
   One Year Later                    28,253    29,866    30,759    32,372   32,777   32,337    37,161    37,998    41,443
   Two Years Later                   27,825    29,537    30,960    32,398   31,719   32,251    37,959    40,454
   Three Years Later                 27,727    30,362    30,825    31,759   31,407   32,810    39,713
   Four Years Later                  28,625    31,020    30,508    31,604   32,388   34,449
   Five Years Later                  29,701    30,881    30,417    32,425   32,979
   Six Years Later                   29,605    30,969    31,128    32,869
   Seven Years Later                 29,929    31,546    31,524
   Eight Years Later                 30,452    31,841
   Nine Years Later                  30,956

Redundancy/(Deficiency)              (2,799)   (1,795)      (89)      178      451   (1,049)   (1,403)   (2,202)     (830)

   Less effect of 21st Century
     homeowners and earthquake
     lines in runoff                                                                              (79)      (73)      (72)

   Redundancy/(Deficiency)
     excluding 21st Century
     homeowners and
     earthquake lines                                                                          (1,324)   (2,129)     (758)
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

         Life insurance operations in foreign countries comprised 74.3 percent of life premium income and 52.1 percent of operating income in 2001. AIG operates overseas principally through ALICO, AIA and Nan Shan. ALICO is incorporated in Delaware and all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in approximately 50 countries located in Europe, Africa, Latin America, the Caribbean, the Middle East, and the Far East, with Japan being the largest territory. AIG added significantly to its presence in Japan with the acquisition of AIG Star Life Insurance Co., Ltd. in 2001, as a result of the reorganization of Chiyoda Mutual Life Insurance Company. AIA operates primarily in Hong Kong, Singapore, Malaysia and Thailand. Nan Shan operates in Taiwan. (See also Note 19 of Notes to Financial Statements.)

         AIG's principal domestic life insurance subsidiaries include American General Life, AIG Annuity and SunAmerica Life. These companies utilize multiple distribution channels including brokerage and career and general agents to offer traditional life products as well as financial and investment products. The domestic life operations comprised 25.7 percent of total life premium income in 2001.

         There was no significant adverse effect on AIG's life insurance results of operations from economic environments in any one state, country or geographic region for the year ended December 31, 2001. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

       Traditional life insurance products such as whole life and endowment continue to be significant in the overseas compa-nies, especially in Southeast Asia, while a mixture of traditional, accident and health and financial products are sold in Japan.

       In addition to the above, AIG also has subsidiary operations in the Philippines, Canada, Mexico, Poland, Switzerland, Puerto Rico, and conducts life insurance business through AIUO subsidiary companies in Russia, Israel and in certain countries in Central and South America.

       The foreign life companies have over 175,000 career agents and sell their products largely to indigenous persons in local currencies. In addition to the agency outlets, these companies also distribute their products through direct marketing channels, such as mass marketing, and through brokers and other distribution outlets such as financial institutions.

       The following tables summarize the life insurance operating results presented on a major product basis for the years ended December 31, 2001, 2000 and 1999. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                            2001                    2000                    1999
====================================================================================================================================
PREMIUM INCOME, DEPOSITS AND OTHER CONSIDERATIONS:
  Domestic:
    Life/Mass Marketing                                            $       4,532           $       4,127           $       4,154
    Fixed Annuity/Pension                                                 18,867                  14,250                  12,719
    Accident & Health (a)                                                    157                     327                     289
------------------------------------------------------------------------------------------------------------------------------------
  Total Domestic                                                          23,556                  18,704                  17,162
------------------------------------------------------------------------------------------------------------------------------------
  Foreign:
    Ordinary                                                              16,058                  16,073                  12,712
    Personal Accident                                                      2,173                   1,923                   1,630
    Group Life/Medical                                                       952                     796                     780
    Group Pension                                                            712                     470                     384
    Individual Annuity                                                       578                     655                     286
------------------------------------------------------------------------------------------------------------------------------------
  Total Foreign                                                           20,473                  19,917                  15,792
------------------------------------------------------------------------------------------------------------------------------------
Total premium income, deposits and other considerations            $      44,029           $      38,621           $      32,954
====================================================================================================================================

NET INVESTMENT INCOME:
  Domestic:
    Life/Mass Marketing                                            $       2,101           $       2,067           $       2,034
    Fixed Annuity/Pension                                                  5,977                   5,392                   4,754
    Accident & Health (a)                                                      5                       8                       8
------------------------------------------------------------------------------------------------------------------------------------
  Total Domestic                                                           8,083                   7,467                   6,796
------------------------------------------------------------------------------------------------------------------------------------
  Foreign:
    Ordinary                                                               3,150                   2,762                   2,298
    Personal Accident                                                        128                     130                     115
    Group Life/Medical                                                        46                      46                      44
    Group Pension                                                            182                     177                     193
    Individual Annuity                                                       157                      91                      67
    Eliminations                                                             (11)                     (9)                     (8)
------------------------------------------------------------------------------------------------------------------------------------
  Total Foreign                                                            3,652                   3,197                   2,709
------------------------------------------------------------------------------------------------------------------------------------
Total net investment income                                        $      11,735           $      10,664           $       9,505
====================================================================================================================================

OPERATING INCOME BEFORE REALIZED CAPITAL LOSSES:
  Domestic:
    Life/Mass Marketing                                            $       1,110           $       1,109           $       1,035
    Fixed Annuity/Pension                                                  1,806                   1,614                   1,374
    Accident & Health (a)                                                      4                      23                       5
------------------------------------------------------------------------------------------------------------------------------------
  Total Domestic (b)                                                       2,920                   2,746                   2,414
------------------------------------------------------------------------------------------------------------------------------------
  Foreign:
    Ordinary                                                               1,945                   1,609                   1,419
    Personal Accident                                                        573                     531                     434
    Group Life/Medical                                                       101                      82                      78
    Group Pension                                                             27                      25                      22
    Individual Annuity                                                       105                    --                        (1)
    Eliminations                                                             (11)                     (9)                     (8)
------------------------------------------------------------------------------------------------------------------------------------
  Total Foreign                                                            2,740                   2,238                   1,944
------------------------------------------------------------------------------------------------------------------------------------
Total operating income before realized capital losses (b)                  5,660                   4,984                   4,358
Realized capital losses                                                     (254)                   (162)                   (148)
------------------------------------------------------------------------------------------------------------------------------------
Total operating income (b)                                         $       5,406           $       4,822           $       4,210
====================================================================================================================================

LIFE INSURANCE IN-FORCE:
  Domestic                                                         $     517,067           $     477,576           $     469,023
  Foreign (c)                                                            711,434                 494,316                 481,910
------------------------------------------------------------------------------------------------------------------------------------
Total                                                              $   1,228,501           $     971,892           $     950,933
====================================================================================================================================


(a) Beginning 2001, certain Accident & Health operations are part of DBG.

(b) Includes $131 million in WTC losses in 2001.

(c) 2001 reflects AIG Star Life Insurance Co., Ltd. which was acquired in April 2001.

INSURANCE INVESTMENT OPERATIONS

A significant portion of AIG's general and life operating revenues are derived from AIG's insurance investment operations. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 8 and 19 of Notes to Financial Statements.)

         The following tables summarize the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at December 31, 2001 and 2000:

(dollars in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                GENERAL        LIFE                 PERCENT     PERCENT DISTRIBUTION
DECEMBER 31, 2001                                             INSURANCE   INSURANCE       TOTAL    OF TOTAL     DOMESTIC     FOREIGN
====================================================================================================================================
Fixed maturities:
   Available for sale, at market value (a)                      $29,602    $169,750    $199,352       77.0%         68.8%      31.2%
Equity securities, at market value (b)                            4,568       3,139       7,707        3.0          53.9       46.1
Mortgage loans on real estate, policy and collateral loans           58      17,101      17,159        6.6          71.4       28.6
Short-term investments, including time deposits, and cash         1,652       5,520       7,172        2.8          49.6       50.4
Real estate                                                         410       2,106       2,516        1.0          21.5       78.5
Investment income due and accrued                                   573       3,002       3,575        1.4          63.9       36.1
Other invested assets                                             6,296      15,040      21,336        8.2          81.2       18.8
------------------------------------------------------------------------------------------------------------------------------------
Total                                                           $43,159    $215,658    $258,817      100.0%         68.5%      31.5%
====================================================================================================================================


(a) Includes $842 million of bond trading securities, at market value.

(b) Includes $1.72 billion of non-redeemable preferred stocks, at market value.

(dollars in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                General         Life                 Percent    Percent Distribution
December 31, 2000                                             Insurance    Insurance        Total   of Total    Domestic     Foreign
====================================================================================================================================
Fixed maturities:
   Available for sale, at market value (a)                      $18,168     $135,212     $153,380      71.7%       71.6%       28.4%
   Held to maturity, at amortized cost                           11,533          --        11,533       5.4       100.0         --
Equity securities, at market value (b)                            4,666        3,112        7,778       3.6        60.0        40.0
Mortgage loans on real estate, policy and collateral loans           65       16,860       16,925       7.9        74.0        26.0
Short-term investments, including time deposits, and cash         1,448        4,839        6,287       2.9        51.6        48.4
Real estate                                                         408        1,565        1,973       0.9        25.3        74.7
Investment income due and accrued                                   584        2,773        3,357       1.6        64.0        36.0
Other invested assets                                             6,020        6,658       12,678       6.0        88.4        11.6
------------------------------------------------------------------------------------------------------------------------------------
Total                                                           $42,892     $171,019     $213,911     100.0%       72.8%       27.2%
====================================================================================================================================

(a) Includes $846 million of bond trading securities, at market value.

(b) Includes $1.19 billion of non-redeemable preferred stocks, at market value.

         The following table summarizes the investment results of the general insurance operations. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of Notes to Financial Statements.)

(dollars in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                        ANNUAL AVERAGE CASH AND INVESTED ASSETS
                                   -------------------------------------------------
                                           CASH                                                                         REALIZED
                                     (INCLUDING                                               NET                        CAPITAL
                                     SHORT-TERM           INVESTED                     INVESTMENT   RATE OF RETURN ON      GAINS
YEARS ENDED DECEMBER 31,           INVESTMENTS)          ASSETS(a)             TOTAL    INCOME(b)     INVESTED ASSETS   (LOSSES)
====================================================================================================================================
2001                                     $1,550           $41,475            $43,025       $2,893   6.7%(c)    7.0%(d)   $(130)
2000                                      1,212            39,801             41,013        2,701   6.6 (c)    6.8 (d)      38
1999                                        925            38,084             39,009        2,517   6.5 (c)    6.6 (d)     295
1998                                        745            34,619             35,364        2,192   6.2 (c)    6.3 (d)     205
1997                                        611            29,704             30,315        1,854   6.1 (c)    6.2 (d)     128
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

(dollars in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                         ANNUAL AVERAGE CASH AND INVESTED ASSETS
                                         ---------------------------------------
                                                 CASH
                                           (INCLUDING                                      NET                              REALIZED
                                           SHORT-TERM      INVESTED                 INVESTMENT        RATE OF RETURN ON      CAPITAL
YEARS ENDED DECEMBER 31,                 INVESTMENTS)     ASSETS(a)        TOTAL     INCOME(b)          INVESTED ASSETS       LOSSES
====================================================================================================================================
2001                                           $5,150      $188,189     $193,339       $11,735        6.1%(c)    6.2%(d)      $(254)
2000                                            5,670       157,762      163,432        10,664        6.5 (c)    6.8 (d)       (162)
1999                                            6,590       143,669      150,259         9,505        6.3 (c)    6.6 (d)       (148)
1998                                            5,251       126,496      131,747         8,357        6.3 (c)    6.6 (d)        (74)
1997                                            2,838       108,781      111,619         6,620        5.9 (c)    6.1 (d)         (9)
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

FINANCIAL SERVICES OPERATIONS

AIG's financial services subsidiaries engage in diversified financial products and services including aircraft leasing, consumer and premium financing, and banking services.

         ILFC engages primarily in the acquisition of commercial jet aircraft and the leasing and remarketing of such aircraft to airlines around the world. Also, ILFC provides, for a fee, fleet management services to certain third-party operators. (See also Note 19 of Notes to Financial Statements.)

         AIGFP structures financial transactions, including long-dated interest rate and currency swaps and structures borrowing through notes, bonds and guaranteed investment agreements. AIGFP does not engage in trading activities with respect to commodity contracts. (See also Note 19 of Notes to Financial Statements.)

         AIG's Consumer Finance operations include AGF as well as AIG Consumer Finance Group, Inc. ("CFG"). (See also Note 19 of Notes to Financial Statements.)

         AGF provides a wide variety of consumer finance products, including mortgages, consumer loans, retail sales finance and credit related insurance to customers in the United States.

         CFG, through its subsidiaries, is engaged in developing a multi-product consumer finance business with an emphasis on emerging markets.

         Together ILFC, AIGFP and AIG's consumer finance operations comprise
97.9 percent of the commissions, transaction and other fees of AIG's consolidated financial services operations.

         The following table is a summary of the revenues and operating income of AIG's principal financial services operations for the year ended December 31, 2001, 2000 and 1999. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of Notes to Financial Statements.)

(in millions)
--------------------------------------------------------------------------------
                                                  2001          2000        1999
================================================================================
REVENUES:
ILFC (a)                                        $2,613        $2,441      $2,194
AIGFP (b)                                        1,178         1,056         737
Consumer Finance (c)                             2,560         2,325       2,024
--------------------------------------------------------------------------------
OPERATING INCOME:
ILFC                                            $  749        $  654      $  590
AIGFP                                              758           648         482
Consumer Finance                                   513           398         346
================================================================================

(a) Revenues were primarily from aircraft lease rentals.

(b) Revenues were primarily fees from proprietary positions entered into in connection with counterparty transactions.

(c) Revenues were primarily finance charges.

         Imperial A.I. Credit Companies also contributes to financial services income. This operation engages principally in premium financing. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 9 and 12 of Notes to Financial Statements.)

RETIREMENT SAVINGS & ASSET MANAGEMENT OPERATIONS

AIG's retirement savings & asset management operations offer a wide variety of investment vehicles and services, including variable annuities, mutual funds, and investment asset management. Such products and services are offered to individuals and institutions both domestically and overseas.

         AIG's principal retirement savings & asset management operations are conducted through SAAMCo, VALIC, AIG Global Investment Group, Inc. and its subsidiaries (Global Investment) and AIG Capital Partners, Inc. (Cap Partners). SAAMCo develops and sells variable annuities and other investment products, sells and manages mutual funds and provides financial services. VALIC provides tax qualified annuities to the employees of educational, healthcare and governmental entities. Global Investment manages third-party institutional, retail and private equity funds invested assets on a global basis, and provides custodial services. Cap Partners organizes, and manages the invested assets of institutional private equity investment funds and may also invest in such funds. Each of these subsidiary operations receives fees for investment products and services provided.

         The following table is a summary of the revenues and operating income of AIG's principal retirement savings & asset management operations for the years ended December 31, 2001, 2000 and 1999. (See also Management's Discussion and Analysis of Financial Condition Results of Operations and Note 1 of Notes to Financial Statements.)

(in millions)
--------------------------------------------------------------------------------
                                                 2001          2000        1999
================================================================================
REVENUES:
VALIC                                          $2,333        $2,258      $2,127
SAAMCo                                            661           754         602
Other                                             523           463         383
--------------------------------------------------------------------------------
Total                                          $3,517        $3,475      $3,112
================================================================================
OPERATING INCOME:
VALIC                                          $  684        $  731      $  606
SAAMCo                                            194           331         233
Other                                             182            99          81
--------------------------------------------------------------------------------
Total                                          $1,060        $1,161      $  920
================================================================================

       The following table is a summary of the composition of AIG's financial services, and retirement savings & asset management invested assets and liabilities at December 31, 2001 and 2000. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of Notes to Financial Statements.)

(in millions)
--------------------------------------------------------------------------------
                                                           2001            2000
================================================================================
Financial services, and retirement savings
  & asset management invested assets:
  Flight equipment primarily under operating
    leases, net of accumulated depreciation            $ 22,710        $ 19,325
  Finance receivables, net of allowance                  13,955          13,327
  Unrealized gain on interest rate and currency
    swaps, options and forward transactions              11,493          10,235
  Securities available for sale, at market value         17,801          14,669
  Trading securities, at market value                     5,733           7,347
  Securities purchased under agreements to
    resell, at contract value                            21,638          14,979
  Trading assets                                          6,234           7,045
  Spot commodities, at market value                         352             363
  Other, including short-term investments                 4,028           3,385
--------------------------------------------------------------------------------
Total                                                  $103,944        $ 90,675
================================================================================
Financial services, and retirement savings
  & asset management liabilities:
  Borrowings under obligations of guaranteed
    investment agreements*                             $ 16,392        $ 13,595
  Securities sold under agreements to
    repurchase, at contract value                        11,818          11,308
  Trading liabilities                                     4,372           4,352
  Securities and spot commodities sold but not
    yet purchased, at market value                        8,331           7,701
  Unrealized loss on interest rate and currency
    swaps, options and forward transactions               8,813           8,581
  Trust deposits and deposits due to banks and
    other depositors                                      2,290           1,895
  Commercial paper*                                       8,416           9,457
  Notes, bonds and loans payable*                        33,643          24,602
--------------------------------------------------------------------------------
Total                                                  $ 94,075        $ 81,491
================================================================================

*See also Note 9 of Notes to Financial Statements.

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

ADDITIONAL INVESTMENTS

AIG holds a 24.4 percent interest in IPC Holdings, Ltd., a reinsurance holding company and a 23.4 percent interest in Allied World Assurance Holdings, Ltd., a property-casualty insurance holding company. (See also Note 1(p) of Notes to Financial Statements.)

LOCATIONS OF CERTAIN ASSETS

As of December 31, 2001, approximately 26 percent of the consolidated assets of AIG were located in foreign countries (other than Canada), including $1.08 billion of cash and securities on deposit with foreign regulatory authorities. Foreign operations and assets held abroad may be adversely affected by political developments in foreign countries, including such possibilities as tax changes, nationalization and changes in regulatory policy, as well as by consequence of hostilities and unrest. The risks of such occurrences and their overall effect upon AIG vary from country to country and cannot easily be predicted. If expropriation or nationalization does occur, AIG's policy is to take all appropriate measures to seek recovery of such assets. Certain of the countries in which AIG's business is conducted have currency restrictions which generally cause a delay in a company's ability to repatriate assets and profits. (See also Notes 1, 2 and 19 of Notes to Financial Statements.)

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

         The statutory surplus of each of AIG's domestic general and life insurance subsidiaries exceeded their RBC standards by considerable margins as of December 31, 2001.

         To the extent that any of AIG's insurance entities would fall below prescribed levels of surplus, it would be AIG's intention to infuse necessary capital to support that entity.

         Privacy provisions of the Gramm-Leach-Bliley Act became fully effective in 2001. These provisions establish new consumer protections regarding the security and confidentiality of nonpublic personal information and require full disclosure of the privacy policies of financial institutions to their consumer customers. There is also legislation pending in the United States Congress and various states designed to provide additional privacy protections to consumer customers of financial institutions. These statutes and similar legislation or regulations in other jurisdictions could impact AIG's ability to market its products or otherwise limit the nature or scope of AIG's insurance and financial services operations.

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

         The insurance industry is highly competitive. Within the United States, AIG's general insurance subsidiaries compete with approximately 3,300 other stock companies, specialty insurance organizations, mutual companies and other underwriting organizations. AIG's life insurance companies compete in the United States with some 2,100 life insurance companies and other participants in related financial service fields. Overseas, AIG subsidiaries compete for business with foreign insurance operations of the larger U.S. insurers and local companies in particular areas in which they are active.

         AIG's financial services subsidiaries operate in a highly competitive environment, both domestically and overseas. Principal sources of competition are banks, investment banks and other non-bank financial institutions. With the acquisition of AGC, the focus of AIG's financial services operations became more consumer-oriented, thereby increasing the risks of regulatory supervision and intervention.

ITEM 2. PROPERTIES

AIG and its subsidiaries operate from approximately 2,800 offices in the United States, 15 offices in Canada and numerous offices in approximately 100 foreign countries. The offices in Springfield, Illinois; Amarillo and Houston, Texas; Baton Rouge, Louisiana; Wilmington, Delaware; Hato Rey, Puerto Rico; Tampa, Florida; Greensboro, North Carolina; Livingston, New Jersey; Hartford, Connecticut; Evansville, Indiana; Nashville, Tennessee; 70 Pine Street, 72 Wall Street and 175 Water Street in New York City; and offices in approximately 30 foreign countries including Bermuda, Chile, Hong Kong, the Philippines, Japan, England, Singapore, Switzerland, Taiwan and Thailand are located in buildings owned by AIG and its subsidiaries. The remainder of the office space utilized by AIG subsidiaries is leased.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the directors and executive officers of AIG. All directors are elected at the annual meeting of shareholders. All officers serve at the pleasure of the Board of Directors, but subject to the foregoing, are elected for terms of one year expiring in May of each year.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         SERVED AS
                                                                                                                         DIRECTOR OR
                                                                                                                         OFFICER
NAME                           TITLE                                                                              AGE    SINCE
====================================================================================================================================
M. Bernard Aidinoff*           Director                                                                           73     1984
Eli Broad                      Director                                                                           68     1999
Pei-yuan Chia                  Director                                                                           63     1996
Marshall A. Cohen              Director                                                                           67     1992
Barber B. Conable, Jr.         Director                                                                           79     1991
Martin S. Feldstein            Director                                                                           62     1987
Ellen V. Futter                Director                                                                           52     1999
M. R. Greenberg*               Director, Chairman and Chief Executive Officer                                     76     1967
Carla A. Hills                 Director                                                                           68     1993
Frank J. Hoenemeyer*           Director                                                                           82     1985
Richard C. Holbrooke           Director                                                                           60     2001
Edward E. Matthews*            Director and Senior Vice Chairman - Investments and Financial Services             70     1973
Howard I. Smith                Director, Executive Vice President and Chief Financial Officer                     57     1984
Thomas R. Tizzio*              Director and Senior Vice Chairman - General Insurance                              64     1982
Edmund S. W. Tse               Director and Senior Vice Chairman - Life Insurance                                 64     1991
Jay S. Wintrob                 Director                                                                           45     1999
Frank G. Wisner                Director and Vice Chairman - External Affairs                                      63     1997
Frank G. Zarb*                 Director                                                                           66     2001
Kristian P. Moor               Executive Vice President - Domestic General Insurance                              42     1998
R. Kendall Nottingham          Executive Vice President - Life Insurance                                          63     1998
Robert M. Sandler              Executive Vice President, Senior Casualty Actuary and Senior Claims Officer        59     1980
Martin J. Sullivan             Executive Vice President - Foreign General Insurance                               47     1997
William N. Dooley              Senior Vice President - Financial Services                                         49     1992
Lawrence W. English            Senior Vice President - Administration                                             60     1985
Axel I. Freudmann              Senior Vice President - Human Resources                                            55     1986
Win J. Neuger                  Senior Vice President and Chief Investment Officer                                 52     1995
Ernest T. Patrikis             Senior Vice President and General Counsel                                          58     1998
Michael J. Castelli            Vice President and Comptroller                                                     46     1998
Keith L. Duckett               Vice President and Director of Internal Audit                                      41     2001
Donald P. Kanak                Vice President and Chief Executive Officer of AIG Companies in Japan and Korea     49     1998
Peter K. Lathrop               Vice President and Director of Taxes                                               59     2001
Robert E. Lewis                Vice President and Chief Credit Officer                                            51     1993
Charles M. Lucas               Vice President and Director of Market Risk Management                              63     1996
Carol A. McFate                Vice President and Treasurer                                                       49     1998
Steven A. Rautenberg           Vice President - Communications                                                    52     2001
Kathleen E. Shannon            Vice President and Secretary                                                       52     1986
====================================================================================================================================

*Member of Executive Committee.

         Except as hereinafter noted, each of the directors who is also an executive officer of AIG and each of the other executive officers has, for more than five years, occupied an executive position with AIG or companies that are now its subsidiaries. There are no other arrangements or understandings between any director or officer and any other person pursuant to which the director or officer was elected to such position. Mr. Wisner served as a career foreign service officer with the United States Department of State from 1961 through July, 1997, with his last position being Ambassador to India. Prior to joining AIG in 1998, Mr. Patrikis was First Vice President at the Federal Reserve Bank of New York, previously having served as Executive Vice President and General Counsel. Ms. McFate was Assistant Treasurer of AIG and Director of Financial Analysis of AIG prior to being elected Treasurer of AIG in 1998. Prior to joining AIG in 2001, Mr. Rautenberg was Vice President and General Manager, Corporate Communications at Canon, U.S.A. from September 2000 to June, 2001 and for five years prior to that he was the senior corporate communications executive at Reliance Group Holdings.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(a) The table below shows the high and low closing sales prices per share of AIG's Common Stock on the New York Stock Exchange Composite Tape, for each quarter of 2001 and 2000, as adjusted for the Common Stock split in the form of a 50 percent Common Stock dividend paid July 28, 2000.

--------------------------------------------------------------------------------
                                                 2001                 2000
                                            --------------      ----------------
                                             HIGH      LOW        High      Low
================================================================================
First Quarter                               96.88    75.12       76.04    54.29
Second Quarter                              86.51    76.18       82.17    67.75
Third Quarter                               87.06    67.05       95.69    78.79
Fourth Quarter                              86.01    76.74      103.69    90.13
================================================================================

         (b) In 2001, AIG paid a quarterly dividend of 3.7 cents in March and June and 4.2 cents in September and December for a total cash payment of 15.8 cents per share of Common Stock. In 2000, AIG paid a quarterly dividend of 3.3 cents in March and June and 3.7 cents in September and December for a total cash payment of 14 cents per share of Common Stock. These amounts reflect the adjustment for the Common Stock split described above. Subject to the dividend preference of any of AIG's serial preferred stock which may be outstanding, the holders of shares of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors from funds legally available therefor.

         See Note 11(a) of Notes to Financial Statements for a discussion of certain restrictions on the payment of dividends to AIG by some of its insurance subsidiaries.

         (c) The approximate number of holders of Common Stock as of January 31, 2002, based upon the number of record holders, was 59,000.

ITEM 6. SELECTED FINANCIAL DATA

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES SELECTED CONSOLIDATED FINANCIAL DATA

The following Selected Consolidated Financial Data, which has been restated to give retroactive effect to the acquisition of AGC on a pooling of interests basis, is presented in accordance with generally accepted accounting principles. This data should be read in conjunction with the supplemental financial statements and accompanying notes included elsewhere herein.

(in millions, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                     2001         2000        1999         1998        1997
====================================================================================================================================
Revenues (a)                                                             $ 62,402     $ 57,060    $ 51,330     $ 45,915    $ 41,268
General insurance:
  Net premiums written                                                     20,101       17,526      16,224       14,586      13,408
  Net premiums earned                                                      19,365       17,407      15,544       14,098      12,421
  Adjusted underwriting profit (b)                                             88          785         669          531         490
  Net investment income                                                     2,893        2,701       2,517        2,192       1,854
  Realized capital gains (losses)                                            (130)          38         295          205         128
  Operating income (b)                                                      2,851        3,524       3,481        2,928       2,472
Life insurance:
  Premium income                                                           19,243       17,173      15,480       13,725      13,171
  Net investment income                                                    11,735       10,664       9,505        8,357       6,620
  Realized capital losses                                                    (254)        (162)       (148)         (74)         (9)
  Operating income (b)                                                      5,406        4,822       4,210        3,596       2,954
Financial services operating income                                         1,999        1,678       1,432        1,181         926
Retirement savings & asset management operating income                      1,060        1,161         920          688         502
Equity in income of minority-owned insurance operations                       --           --          --            40         114
Other realized capital gains (losses)                                        (452)        (190)        (44)          (1)         11
Other income (deductions)-net                                                (708)        (657)       (600)        (849)       (596)
Acquisition, restructuring and related charges                             (2,017)        (315)        --           --          --
Income before income taxes, minority interest and cumulative
  effect of accounting changes                                              8,139       10,023       9,399        7,583       6,383
Income taxes                                                                2,339        2,971       2,833        2,190       1,927
Income before minority interest and cumulative effect
  of accounting changes                                                     5,800        7,052       6,566        5,393       4,456
Minority interest                                                            (301)        (413)       (380)        (347)       (203)
Income before cumulative effect of accounting changes                       5,499        6,639       6,186        5,046       4,253
Cumulative effect of accounting changes, net of tax                          (136)         --          --           --          --
Net income                                                                  5,363        6,639       6,186        5,046       4,253
Earnings per common share (c):
  Basic
    Income before cumulative effect of accounting changes                    2.10         2.55        2.37         1.96        1.66
    Cumulative effect of accounting changes                                 (0.05)         --          --           --          --
    Net income                                                               2.05         2.55        2.37         1.96        1.66
  Diluted
    Income before cumulative effect of accounting changes                    2.07         2.52        2.34         1.92        1.64
    Cumulative effect of accounting changes                                 (0.05)         --          --           --          --
    Net income                                                               2.02         2.52        2.34         1.92        1.64
Cash dividends per common share (d)                                           .16          .14         .13          .11         .10
Total assets                                                              492,982      426,671     383,685      338,783     280,234
Long-term debt (e)                                                         46,395       38,069      34,583       33,655      26,953
Capital funds (shareholders' equity)                                       52,150       47,439      39,641       38,909      34,168
====================================================================================================================================


(a) Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transaction and other fees, retirement savings & asset management commissions and other fees, equity in income of minority-owned insurance operations, and realized capital gains (losses).

(b) Includes $769 million and $131 million in WTC losses in 2001 for general and life insurance operations, respectively.

(c) Per share amounts for all periods presented have been retroactively adjusted to reflect all stock dividends and splits and reflect the adoption of the Statement of Financial Accounting Standards No. 128 "Earnings per Share."

(d) Cash dividends have not been restated to reflect dividends paid by SunAmerica Inc., the Maryland corporation which was merged into AIG on January 1, 1999, nor AGC which was acquired by AIG on August 29, 2001.

(e) Including commercial paper and excluding that portion of long-term debt maturing in less than one year. (See also Note 9 of Notes to Financial Statements.)

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

OPERATIONAL REVIEW

On August 29, 2001, American General Corporation (AGC), was acquired by AIG. In connection with the acquisition, AIG issued approximately 290 million shares of its common stock in exchange for all the outstanding common stock of AGC based on an exchange ratio of 0.5790 of a share of AIG common stock for each share of AGC common stock. The acquisition was accounted for as a pooling of interests and the accompanying financial statements have been prepared to retroactively combine AGC's financial statements with AIG's financial statements.

         On January 1, 1999, SunAmerica Inc., merged with and into AIG. AIG issued 187.5 million shares of its common stock in exchange for all the outstanding common stock and Class B stock of SunAmerica Inc., based on an exchange ratio of 0.855 shares of AIG common stock for each share of SunAmerica Inc. stock. The merger was accounted for as a pooling of interests.

         AIG considers among its most important accounting policies those policies with respect to reserves for losses and loss expenses, future policy benefits for life and accident and health insurance contracts, deferred policy acquisition costs, and fair value with respect to certain assets and liabilities of certain of the subsidiaries of AIG's financial services operations. These are the policies that require management's most significant exercise of judgment on both a quantitative and qualitative basis. Further explanation of how management exercises that judgment is included throughout Management's Discussion and Analysis and in the relevant footnotes to the consolidated financial statements.

CONSOLIDATED RESULTS

AIG's net income decreased 19.2 percent to $5.36 billion in 2001 as a result of the impact of the following charges:

         (a) $1.38 billion net of tax with respect to acquisition, restructuring and related charges in connection with the acquisition of AGC (see the discussions under "Other Operations" herein and Note 20 of Notes to Financial Statements); and

         (b) $533 million after taxes and minority interest share in World Trade Center and related losses (WTC losses) incurred in 2001 (see the discussions under "General Insurance Operations" and "Life Insurance Operations" herein and
Note 20 of Notes to Financial Statements).

         Excluding from AIG's net income these charges, the cumulative effect of accounting changes, realized capital gains and losses and AGC's home services operating income, which is being managed as a "closed block", core income increased 13.0 percent to $7.67 billion in 2001, due to increased growth and profitability in AIG's major businesses, including General Insurance, Life Insurance and Financial Services Operations.

         The following table presents the reconciliation between net income as reported and core income for the twelve month periods ended December 31, 2001, 2000 and 1999:

(in millions)
--------------------------------------------------------------------------------
                                                 2001          2000        1999
================================================================================
Net income, as reported                        $5,363        $6,639      $6,186
Cumulative effect of
  accounting changes                              136           --          --
Acquisition related charges                     1,385           207         --
WTC losses                                        533           --          --
Less:
  Realized capital gains (losses)                (542)         (214)         45
  Home services operating income                  293           274         283
Core income                                    $7,666        $6,786      $5,858
================================================================================

GENERAL INSURANCE OPERATIONS

AIG's general insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance.

         Domestic general insurance operations are comprised of the Domestic Brokerage Group (DBG), which includes The Hartford Steam Boiler Inspection and Insurance Company (HSB); Transatlantic Holdings, Inc. (Transatlantic); Personal Lines, including 21st Century Insurance Group (21st Century), and Mortgage Guaranty.

         HSB was acquired on November 22, 2000 and consolidated into AIG's financial statements during the fourth quarter of 2000. This acquisition was accounted for as a purchase.

                             American International Group, Inc. and Subsidiaries

         DBG is AIG's primary domestic division. DBG writes substantially all classes of business insurance, accepting such business mainly from insurance brokers. This provides DBG with the opportunity to select specialized markets and retain underwriting control. Any licensed broker is able to submit business to DBG without the traditional agent-company contractual relationship, but such broker usually has no authority to commit DBG to accept a risk.

         Transatlantic offers reinsurance capacity, both domestically and overseas, on treaty and facultative bases. Transatlantic structures traditional and non-traditional programs for a full range of property and casualty products with an emphasis on specialty risk.

         Personal Lines engages in the mass marketing of personal lines insurance, primarily private passenger auto, homeowners and personal umbrella coverages.

         Mortgage Guaranty provides guaranty insurance primarily on conventional first mortgage loans on single family dwellings and condominiums.

         AIG's Foreign General insurance group accepts risks primarily underwritten through American International Underwriters (AIU), a marketing unit consisting of wholly owned agencies and insurance entities. The Foreign General insurance group also includes business written by AIG's foreign-based insurance subsidiaries for their own accounts. The Foreign General insurance group uses various marketing methods to write both business and personal lines insurance with certain refinements for local laws, customs and needs. AIU operates in over 70 countries in Asia, the Pacific Rim, Europe, Africa, Middle East and Latin America. (See also Note 19 of Notes to Financial Statements.)


         General insurance operations for the twelve month periods ending December 31, 2001, 2000 and 1999 were as follows:

(in millions)
--------------------------------------------------------------------------------
                                               2001          2000          1999
================================================================================
Net premiums written:
  Domestic General
    DBG (a)                                $ 10,197      $  7,934      $  7,526
    Transatlantic                             1,906         1,659         1,499
    Personal Lines                            2,454         2,510         2,162
    Mortgage Guaranty                           494           453           397
  Foreign General (a)                         5,050         4,970         4,640
--------------------------------------------------------------------------------
Total                                      $ 20,101      $ 17,526      $ 16,224
================================================================================
Net premiums earned:
  Domestic General
    DBG (a)                                $  9,776      $  8,023      $  7,002
    Transatlantic                             1,790         1,632         1,485
    Personal Lines                            2,478         2,401         2,079
    Mortgage Guaranty                           489           452           396
  Foreign General (a)                         4,832         4,899         4,582
--------------------------------------------------------------------------------
Total                                      $ 19,365      $ 17,407      $ 15,544
================================================================================
Adjusted underwriting profit (loss):
  Domestic General
    DBG (a) (b)                            $   (338)     $    177      $     56
    Transatlantic (b)                          (274)            1           (77)
    Personal Lines                              (92)          (37)           76
    Mortgage Guaranty                           311           270           225
  Foreign General (a) (b)                       481           374           389
--------------------------------------------------------------------------------
Total                                      $     88      $    785      $    669
================================================================================
Net investment income:
  Domestic General
    DBG                                    $  1,827      $  1,614      $  1,563
    Transatlantic                               240           234           230
    Personal Lines                              114           113           113
    Mortgage Guaranty                           106            93            76
    Intercompany adjustments
      and eliminations - net                     23            77            68
  Foreign General                               583           570           467
--------------------------------------------------------------------------------
Total                                      $  2,893      $  2,701      $  2,517
================================================================================
Operating income before realized
  capital gains (losses):
  Domestic General
    DBG (a) (b)                            $  1,489      $  1,791      $  1,619
    Transatlantic (b)                           (34)          235           153
    Personal Lines                               22            76           189
    Mortgage Guaranty                           417           363           301
    Intercompany adjustments
      and eliminations - net                     23            77            68
  Foreign General (a) (b)                     1,064           944           856
--------------------------------------------------------------------------------
Total                                         2,981         3,486         3,186
Realized capital gains (losses)                (130)           38           295
--------------------------------------------------------------------------------
Operating income (b)                       $  2,851      $  3,524      $  3,481
================================================================================

(a) Reflects the realignment of certain internal divisions in each year.

(b) 2001 includes WTC losses of $769 million in the aggregate.

         In AIG's general insurance operations, 2001 net premiums written and net premiums earned increased 14.7 percent and 11.2 percent, respectively, from those of 2000. During 2001, AIG cancelled or non-renewed approximately $571 million of business worldwide that did not meet AIG's underwriting standards. In 2000, net premiums written increased 8.0 percent and net premiums earned increased 12.0 percent when compared to 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Commencing in the latter part of 1999 and continuing through 2001, the commercial property-casualty market place has experienced rate increases. Virtually all areas of DBG have experienced rate increases. Overall, DBG's net premiums written increased $2.26 billion or 28.5 percent in 2001 over 2000. These increases compared to an increase of $408 million or 5.4 percent in 2000 over 1999.

         Personal Lines' net premiums written decreased 2.2 percent or $56 million in 2001 over 2000, compared to an increase of 16.1 percent or $348 million in 2000 over 1999.

         Foreign general insurance net premiums written increased 1.6 percent and net premiums earned decreased 1.4 percent. Foreign general insurance operations produced 25.1 percent of the general insurance net premiums written in 2001, 28.4 percent in 2000 and 28.6 percent in 1999.

         In comparing the foreign currency exchange rates used to translate the results of AIG's foreign general operations during 2001 to those foreign currency exchange rates used to translate AIG's foreign general results during 2000, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, when foreign net premiums written were translated into U.S. dollars for the purposes of the preparation of the consolidated financial statements, total general insurance net premiums written were approximately 2.8 percentage points less than they would have been if translated utilizing those foreign currency exchange rates which prevailed during 2000.

         Because of the nature and diversity of AIG's operations and the continuing rapid changes in the insurance industry worldwide, together with the factors discussed above, it is difficult to assess further or project future growth in AIG's net premiums written and reserve for losses and loss expenses.

         Net premiums written are initially deferred and earned primarily on a pro rata basis over the term of the related coverage. The net unearned premium reserve constitutes deferred revenues which are generally earned ratably over the policy period. Thus, the net unearned premium reserve is not fully recognized as net premiums earned until the end of the policy period.

         AIG, along with most general insurance entities, uses the loss ratio, the expense ratio and the combined ratio as measures of performance. The loss ratio is the sum of losses and loss expenses incurred divided by net premiums earned. The expense ratio is statutory underwriting expenses divided by net premiums written. The combined ratio is the sum of the loss ratio and the expense ratio. These ratios are relative measurements that describe for every $100 of net premiums earned or written, the cost of losses and statutory expenses, respectively. The combined ratio presents the total cost per $100 of premium production. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting loss. The statutory general insurance ratios, including WTC losses in 2001, were as follows:



--------------------------------------------------------------------------------
                                         2001             2000             1999
================================================================================
Domestic General:
  Loss Ratio                            85.89            80.99            81.61
  Expense Ratio                         17.64            17.39            16.95
--------------------------------------------------------------------------------
Combined Ratio                         103.53            98.38            98.56
================================================================================
Foreign General:
  Loss Ratio                            60.51            60.71            60.91
  Expense Ratio                         31.67            31.69            30.54
--------------------------------------------------------------------------------
Combined Ratio                          92.18            92.40            91.45
================================================================================
Consolidated:
  Loss Ratio                            79.55            75.28            75.51
  Expense Ratio                         21.16            21.45            20.84
--------------------------------------------------------------------------------
Combined Ratio                         100.71            96.73            96.35
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

         A basic premise of GAAP accounting is the recognition of expenses at the same time revenues are earned, the principle of matching. Therefore, to convert underwriting results to a GAAP basis, acquisition expenses are deferred and recognized over the period the related premiums written are earned. Accordingly, the statutory underwriting profit has been adjusted as a result of acquisition expenses being deferred as required by GAAP. Thus, "adjusted underwriting profit" is a GAAP measurement which can be viewed as gross margin or an intermediate subtotal in calculating operating income and net income.

         A major part of the discipline of a successful general insurance company is to produce an underwriting profit, exclusive of investment income. If underwriting is not profitable, losses incurred are a major factor. The result is that the premiums are inadequate to pay for losses and expenses and produce a profit; therefore, investment income must be used to cover underwriting losses. If assets and the income therefrom are insufficient to pay claims and expenses over extended periods, an insurance company cannot survive. For these reasons, AIG views and manages its underwriting operations separately from its investment operations.(See also the discussion under "Liquidity" herein.)

                             American International Group, Inc. and Subsidiaries

         The adjusted underwriting profits were $88 million in 2001, $785 million in 2000 and $669 million in 1999. When WTC losses in 2001 are excluded from losses incurred, the adjusted underwriting profit would be $857 million for 2001, a 9.2 percent increase over 2000. This increase was primarily due to the domestic adjusted underwriting profit resulting from the disciplined underwriting of DBG. The underwriting environment varies from country to country, as does the degree of litigation activity. Regulation, product type and competition have a direct impact on pricing and consequently profitability as reflected by adjusted underwriting profit and statutory general insurance ratios. (See also Notes 4 and 19 of Notes to Financial Statements.)

         AIG's results reflect the net impact of incurred losses from catastrophes approximating $867 million in 2001 (which include $769 million in WTC losses and $50 million with respect to the Northridge earthquake, following the unprecedented decision by the State of California to require all insurers to reopen claims nearly eight years after the occurrence), $44 million in 2000 and $156 million in 1999. AIG's gross incurred losses from catastrophes approximated $2.15 billion in 2001 (which include $2.0 billion in WTC losses), $112 million in 2000 and $472 million in 1999. While AIG believes that it has taken appropriate steps to reduce the magnitude of possible future losses, the occurrence of one or more catastrophic events of unanticipated frequency or severity, such as a terrorist attack, earthquake or hurricane, that causes insured losses could have a material adverse effect on AIG's results of operations, liquidity or financial condition. Current techniques and models may not accurately predict in the future the probability of catastrophic events and the extent of the resulting losses. Moreover, one or more catastrophe losses could impact negatively AIG's reinsurers and result in an inability of AIG to collect reinsurance recoverables. The impact of losses caused by catastrophes can fluctuate widely from year to year, making comparisons of recurring type business more difficult. The pro forma table below excludes catastrophe losses in order to present comparable results of AIG's recurring core underwriting operations. The pro forma consolidated statutory general insurance ratios would be as follows:

--------------------------------------------------------------------------------
                                            2001           2000            1999
================================================================================
Loss Ratio                                 75.08          75.03           74.51
Expense Ratio                              21.16          21.45           20.84
--------------------------------------------------------------------------------
Combined Ratio                             96.24          96.48           95.35
================================================================================

         AIG's historic ability to maintain its combined ratio below 100 is primarily attributable to the profitability of AIG's foreign general insurance operations and AIG's emphasis on maintaining its disciplined underwriting, especially in the domestic specialty markets. In addition, AIG does not seek premium growth where rates do not adequately reflect its assessment of exposures.

         General insurance net investment income in 2001 increased 7.1 percent when compared to 2000. In 2000, net investment income increased 7.3 percent over 1999. The growth in net investment income in each of the three years was primarily attributable to new cash flow for investment. The new cash flow was generated from net general insurance operating cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein and Note 8 of Notes to Financial Statements.)

         General insurance realized capital losses were $130 million in 2001, and realized capital gains were $38 million in 2000 and $295 million in 1999. These realized gains and losses resulted from the ongoing investment management of the general insurance portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

         General insurance operating income in 2001 decreased 19.1 percent when compared to 2000 primarily due to the WTC losses. Estimated WTC losses recorded in 2001 amounted to $769 million, including $200 million from Transatlantic. Adjusted general insurance operating income, which excludes WTC losses, as well as realized capital losses, increased 7.6 percent to $3.75 billion during 2001. General insurance operating income in 2000 increased 1.3 percent when compared to 1999. The contribution of general insurance operating income to income before income taxes, minority interest and cumulative effect of accounting changes and excluding acquisition, restructuring and related charges was 28.1 percent in 2001 compared to 34.1 percent in 2000 and 37.0 percent in 1999.

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

         AIG's general reinsurance assets amounted to $27.65 billion and resulted from AIG's reinsurance arrangements. Thus, a credit exposure existed at December 31, 2001 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2001, approximately 43 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances were collateralized. The remaining 57 percent of the general reinsurance assets were from authorized reinsurers and over 97 percent of such balances are from reinsurers rated A-(excellent) or better, as rated by

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

A.M. Best. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Approximately $1.2 billion of the $2.0 billion in gross WTC losses is covered by reinsurance, with approximately 99 percent of this coverage placed with companies that are rated A or better.

         AIG maintains an allowance for estimated unrecoverable reinsurance and has been largely successful in its previous recovery efforts. At December 31, 2001, AIG had allowances for unrecoverable reinsurance approximating $75 million. At that date AIG had no significant reinsurance recoverables from any individual reinsurer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

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

         At December 31, 2001, the consolidated general reinsurance assets of $27.65 billion include reinsurance recoverables for paid losses and loss expenses of $3.82 billion and $18.90 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported
(IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently. It is AIG's belief that the ceded reserves at December 31, 2001 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

         At December 31, 2001, general insurance reserves for losses and loss expenses (loss reserves) amounted to $44.79 billion. These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses and amounts of discounting primarily related to certain workers' compensation claims. At December 31, 2001, general insurance net loss reserves increased $944 million from prior year end to $25.90 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at December 31, 2001. While AIG continually reviews the adequacy of established loss reserves, there can be no assurance that AIG's ultimate loss reserves will not adversely develop and materially exceed AIG's loss reserves as of December 31, 2001. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on results of operations.

         In a very broad sense, the general loss reserves can be categorized into two distinct groups: one group being long tail casualty lines of business. Such lines include excess and umbrella liability, directors and officers' liability, professional liability, medical malpractice, general liability, products' liability, and related classes. These lines account for approximately one-half of net losses and loss expenses. The other group is short tail lines of business consisting principally of property lines, personal lines and certain classes of casualty lines.

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

                             American International Group, Inc. and Subsidiaries

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

         AIG continues to receive claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (hereinafter referred to collectively as environmental claims) and indemnity claims asserting injuries from asbestos. The vast majority of these asbestos and environmental claims emanate from policies written in 1984 and prior years. AIG has established a specialized claims unit which investigates and adjusts all such asbestos and environmental claims. Commencing in 1985, standard policies contained an absolute exclusion for pollution related damage. However, AIG currently underwrites environmental impairment liability insurance on a claims made basis and has excluded such claims from the analyses included herein.

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

         In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims with the same degree of reliability as is the case for other types of claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by the changes in Superfund and waste dump site coverage issues. Although the estimated liabilities for these claims are subject to a significantly greater margin of error than for other claims, the reserves carried for these claims at December 31, 2001 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. In the future, if the environmental claims develop deficiently, such deficiency would have an adverse impact on future results of operations. (See the previous discussion on reinsurance collectibility herein.)

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at December 31, 2001, 2000 and 1999 follows.

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                        2001                    2000                     1999
                                                                 -----------------       -----------------        -----------------
                                                                  GROSS        NET        GROSS        NET         GROSS        NET
====================================================================================================================================
Asbestos:
Reserve for losses and loss expenses at beginning of year        $1,100       $338       $1,093       $306        $  964       $259
Losses and loss expenses incurred                                   358         92          405         80           404        101
Losses and loss expenses paid                                      (344)      (118)        (398)       (48)         (275)       (54)
------------------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year              $1,114       $312       $1,100       $338        $1,093       $306
====================================================================================================================================

Environmental:
Reserve for losses and loss expenses at beginning of year        $1,345       $517       $1,519       $585        $1,535       $605
Losses and loss expenses incurred                                   (41)       (34)         (44)       (45)          127         47
Losses and loss expenses paid                                      (189)       (76)        (130)       (23)         (143)       (67)
------------------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year              $1,115       $407       $1,345       $517        $1,519       $585
====================================================================================================================================

Combined:
Reserve for losses and loss expenses at beginning of year        $2,445       $855       $2,612       $891        $2,499       $864
Losses and loss expenses incurred                                   317         58          361         35           531        148
Losses and loss expenses paid                                      (533)      (194)        (528)       (71)         (418)      (121)
------------------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year              $2,229       $719       $2,445       $855        $2,612       $891
====================================================================================================================================

         The gross and net IBNR included in the aforementioned reserve for losses and loss expenses at December 31, 2001, 2000 and 1999 were estimated as follows:

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                  2001                              2000                               1999
                                         -----------------------           -----------------------            ----------------------
                                          GROSS              NET            GROSS              NET            GROSS              NET
====================================================================================================================================
Combined                                 $1,038             $278           $1,042             $314             $930             $352
====================================================================================================================================

         A summary of asbestos and environmental claims count activity for the years ended December 31, 2001, 2000 and 1999 was as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                 2001                             2000                             1999
                                   -------------------------------  -------------------------------  -------------------------------
                                   ASBESTOS ENVIRONMENTAL COMBINED  ASBESTOS ENVIRONMENTAL COMBINED  ASBESTOS ENVIRONMENTAL COMBINED
====================================================================================================================================
Claims at beginning of year          6,796      11,323     18,119    6,746       13,432     20,178     6,388      16,560     22,948
Claims during year:
  Opened                               739       1,892      2,631      650        1,697      2,347       946       2,040      2,986
  Settled                             (124)       (988)    (1,112)    (101)        (584)      (685)     (225)       (876)    (1,101)
  Dismissed or otherwise resolved     (739)     (2,863)    (3,602)    (499)      (3,222)    (3,721)     (363)     (4,292)    (4,655)
------------------------------------------------------------------------------------------------------------------------------------
Claims at end of year                6,672       9,364     16,036    6,796       11,323     18,119     6,746      13,432     20,178
====================================================================================================================================

                             American International Group, Inc. and Subsidiaries

         The average cost per claim settled, dismissed or otherwise resolved for the years ended December 31, 2001, 2000 and 1999 was as follows:


--------------------------------------------------------------------------------
                                                           GROSS             NET
================================================================================
2001
Asbestos                                                $398,600        $136,700
Environmental                                             49,100          19,700
Combined                                                 113,100          41,200
================================================================================
2000
Asbestos                                                $663,300        $ 80,000
Environmental                                             34,200           6,000
Combined                                                 119,800          16,100
================================================================================
1999
Asbestos                                                $467,700        $ 91,800
Environmental                                             27,700          13,000
Combined                                                  72,600          21,000
================================================================================

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

         AIG's survival ratios for involuntary asbestos and environmental claims, separately and combined, were based upon a three year average payment. These ratios for the years ended December 31, 2001, 2000 and 1999 were as follows:

--------------------------------------------------------------------------------
                                                           GROSS             NET
================================================================================
2001
Involuntary survival ratios:
 Asbestos                                                    3.3             4.3
 Environmental                                              18.7            16.5
 Combined                                                    6.8             8.7
================================================================================
2000
Involuntary survival ratios:
 Asbestos                                                    3.6             6.8
 Environmental                                              20.0            16.9
 Combined                                                    7.6            11.5
================================================================================
1999
Involuntary survival ratios:
 Asbestos                                                    4.1             6.3
 Environmental                                              17.3            17.5
 Combined                                                    8.2            11.7
================================================================================

         AIG's operations are negatively impacted under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company's future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits for 2001, 2000 and 1999 were $24 million, $15 million and $15 million, respectively.

         AIG is also required to participate in various involuntary pools (principally workers' compensation business) which provide insurance coverage for those not able to obtain such coverage in the voluntary markets. This participation is also recorded upon notification, as these amounts cannot reasonably be estimated.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

         AIG's three principal overseas life operations are American Life Insurance Company (ALICO), American International Assurance Company, Limited together with American International Assurance Company (Bermuda) Limited (AIA) and Nan Shan Life Insurance Company, Ltd. (Nan Shan). ALICO is incorporated in Delaware and all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in approximately 50 countries located in Europe, Africa, Latin America, the Caribbean, the Middle East, and the Far East, with Japan being the largest territory. AIA operates primarily in Hong Kong, Singapore, Malaysia and Thailand. Nan Shan operates in Taiwan. AIG's domestic life operations sell financial and investment type products, as well as traditional life products. (See also Note 19 of Notes to Financial Statements.)

         Life insurance premium income presented in accordance with generally accepted accounting principles (GAAP) for the twelve month periods ending December 31, 2001, 2000 and 1999 was as follows:

(in millions)
--------------------------------------------------------------------------------
                                            2001           2000            1999
================================================================================
Premium income:
  Domestic                               $ 4,950        $ 4,818         $ 4,485
  Foreign                                 14,293         12,355          10,995
Total                                    $19,243        $17,173         $15,480

         Life insurance operations presented on a major product basis for the twelve month periods ending December 31, 2001, 2000 and 1999 were as follows:

(in millions)
--------------------------------------------------------------------------------
                                         2001            2000            1999
================================================================================
Premium income, deposits
  and other considerations:
  Domestic:
    Life/Mass Marketing           $     4,532     $     4,127     $     4,154
    Fixed Annuity/Pension              18,867          14,250          12,719
    Accident & Health (a)                 157             327             289
--------------------------------------------------------------------------------
  Total Domestic                       23,556          18,704          17,162
--------------------------------------------------------------------------------
  Foreign:
    Ordinary                           16,058          16,073          12,712
    Personal Accident                   2,173           1,923           1,630
    Group Life/Medical                    952             796             780
    Group Pension                         712             470             384
    Individual Annuity                    578             655             286
--------------------------------------------------------------------------------
  Total Foreign                        20,473          19,917          15,792
--------------------------------------------------------------------------------
Total premium income, deposits
  and other considerations        $    44,029     $    38,621     $    32,954
================================================================================
Net investment income:
  Domestic:
    Life/Mass Marketing           $     2,101     $     2,067     $     2,034
    Fixed Annuity/Pension               5,977           5,392           4,754
    Accident & Health (a)                   5               8               8
--------------------------------------------------------------------------------
  Total Domestic                        8,083           7,467           6,796
--------------------------------------------------------------------------------
  Foreign:
    Ordinary                            3,150           2,762           2,298
    Personal Accident                     128             130             115
    Group Life/Medical                     46              46              44
    Group Pension                         182             177             193
    Individual Annuity                    157              91              67
    Eliminations                          (11)             (9)             (8)
--------------------------------------------------------------------------------
  Total Foreign                         3,652           3,197           2,709
--------------------------------------------------------------------------------
Total net investment income       $    11,735     $    10,664     $     9,505
================================================================================
Operating income before
  realized capital losses:
  Domestic:
    Life/Mass Marketing           $     1,110     $     1,109     $     1,035
    Fixed Annuity/Pension               1,806           1,614           1,374
    Accident & Health (a)                   4              23               5
--------------------------------------------------------------------------------
  Total Domestic (b)                    2,920           2,746           2,414
--------------------------------------------------------------------------------
  Foreign:
    Ordinary                            1,945           1,609           1,419
    Personal Accident                     573             531             434
    Group Life/Medical                    101              82              78
    Group Pension                          27              25              22
    Individual Annuity                    105            --                (1)
    Eliminations                          (11)             (9)             (8)
--------------------------------------------------------------------------------
  Total Foreign                         2,740           2,238           1,944
--------------------------------------------------------------------------------
Total operating income before
  realized capital losses (b)           5,660           4,984           4,358
Realized capital losses                  (254)           (162)           (148)
--------------------------------------------------------------------------------
Total operating income (b)        $     5,406     $     4,822     $     4,210
================================================================================
Life insurance in-force:
  Domestic                        $   517,067     $   477,576     $   469,023
  Foreign (c)                         711,434         494,316         481,910
--------------------------------------------------------------------------------
Total                             $ 1,228,501     $   971,892     $   950,933
================================================================================


(a) Beginning 2001, certain Accident & Health operations are part of DBG.

(b) 2001 includes WTC losses of $131 million.

(c) 2001 reflects AIG Star Life Insurance Co., Ltd. which was acquired in April 2001.

                             American International Group, Inc. and Subsidiaries


         AIG's GAAP life premium income in 2001 represented a 12.0 percent increase from the prior year. This compares with an increase of 10.9 percent in 2000 over 1999. Foreign life operations produced 74.3 percent, 71.9 percent and
71.0 percent of the GAAP life premium income in 2001, 2000 and 1999, respectively. (See also Notes 1, 4 and 6 of Notes to Financial Statements.)

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

         As previously discussed, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly for 2001, when foreign life premium income was translated into U.S. dollars for purposes of the preparation of the consolidated financial statements, total life premium income was approximately 6.4 percentage points less than it would have been if translated utilizing exchange rates prevailing in 2000.

         Life insurance net investment income increased 10.0 percent in 2001 compared to an increase of 12.2 percent in 2000. The growth in net investment income in 2001 and 2000 was attributable to both foreign and domestic new cash flow for investment. The new cash flow was generated from life insurance operations and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

         Life insurance realized capital losses were $254 million in 2001, $162 million in 2000 and $148 million in 1999. These realized capital losses resulted from the ongoing investment management of the life insurance portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

         Life insurance operating income in 2001 increased 12.1 percent to $5.41 billion compared to an increase of 14.5 percent in 2000. Estimated WTC losses recorded in 2001 amount to $131 million. Adjusted life operating income, which excluded such losses, AGC's home services business operating income, which is being managed as a "closed block," as well as realized capital losses, increased
17.1 percent to $5.34 billion in 2001 when compared to the same period last year. The contribution of life insurance operating income to income before income taxes, minority interest and cumulative effect of accounting changes and excluding acquisition, restructuring and related charges amounted to 53.2 percent in 2001 compared to 46.6 percent in 2000 and 44.8 percent in 1999. The increase in contribution percentage was influenced by the impact of the WTC losses on general insurance operating income and its reduced contribution to income before income taxes, minority interest and cumulative effect of accounting changes.

         The risks associated with the traditional life and accident and health products are underwriting risk and investment risk. The risk associated with the financial and investment contract products is investment risk.

         Underwriting risk represents the exposure to loss resulting from the actual policy experience adversely emerging in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses. Both AIG's foreign and domestic life companies limit their maximum underwriting exposure on traditional life insurance of a single life to approximately one million dollars of coverage and $2.5 million of coverage, respectively, by using yearly renewable term reinsurance. (See also Note 5 of Notes to Financial Statements and the discussion under "Liquidity" herein.)

         The investment risk represents the exposure to loss resulting from the cash flows from the invested assets, primarily long-term fixed rate investments, being less than the cash flows required to meet the obligations of the expected policy and contract liabilities and the necessary return on investments. (See also the discussion under "Liquidity" herein.)

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

         The asset-liability relationship is appropriately managed in AIG's foreign operations, as it has been throughout AIG's history, even though certain territories lack qualified long-term investments or there are investment restrictions imposed by the local regulatory authorities. For example, in Japan and several Southeast Asia territories, the duration of the investments is often for a shorter period than the effective maturity of the related policy liabilities. Therefore, there is a risk that the reinvestment of the proceeds at the maturity of the initial investments may be at a yield below that of the interest required for the accretion of the policy liabilities. At December 31, 2001, the average duration of the investment portfolio with respect to ALICO Japan's operations was 5.4 years.

         Additionally, there exists a future investment risk associated with certain policies currently in force which will have premium receipts in the future. That is, the investment of these future premium receipts may be at a yield below that required to meet future policy liabilities. The anticipated average period for the receipt and investment of these future premium receipts with respect to ALICO Japan's operations is 6.4 years. These durations compare with an estimated average duration with respect to ALICO Japan's operations of
10.5 years for the corresponding policy liabilities. To maintain an adequate yield to match the interest necessary to support future policy liabilities, constant management focus is required to reinvest the proceeds of the maturing securities and to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

         The asset-liability relationship is appropriately managed in AIG's domestic operations, as there is ample supply of qualified long-term investments.

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

         International Lease Finance Corporation (ILFC) engages primarily in the acquisition of commercial jet aircraft and the leasing and remarketing of such aircraft to airlines around the world. Also, ILFC provides, for a fee, fleet management services to certain third-party operators. (See also Note 19 of Notes to Financial Statements.)

         AIG Financial Products Corp. and its subsidiaries (AIGFP) structure financial transactions, including long-dated interest rate and currency swaps and structured borrowings through notes, bonds and guaranteed investment agreements. AIGFP does not engage in trading activities with respect to commodity contracts. AIG Trading Group Inc. and its subsidiaries (AIGTG) engage in various commodity trading, foreign exchange trading, interest rate swaps and market making activities. (See also the discussions under "Capital Resources" herein and Note 19 of Notes to Financial Statements.)

         AIG's Consumer Finance operations include American General Finance, Inc. and its subsidiaries (AGF) as well as AIG Consumer Finance Group, Inc. and its subsidiaries (CFG). AGF and CFG provide a wide variety of consumer finance products, including mortgages, consumer loans, retail sales finance and credit related insurance to customers both domestically and overseas, particularly emerging markets. (See also Note 19 of Notes to Financial Statements.)

         Financial services operations for the twelve month periods ending December 31, 2001, 2000 and 1999 were as follows:

(in millions)
--------------------------------------------------------------------------------
                                             2001           2000            1999
================================================================================
Revenues:
ILFC (a)                                   $2,613         $2,441          $2,194
AIGFP (b)                                   1,178          1,056             737
Consumer Finance (c)                        2,560          2,325           2,024
Other                                         134            132             114
--------------------------------------------------------------------------------
Total                                      $6,485         $5,954          $5,069
================================================================================
Operating income:
ILFC                                       $  749         $  654          $  590
AIGFP                                         758            648             482
Consumer Finance                              513            398             346
Other, including intercompany
 adjustments                                  (21)           (22)             14
--------------------------------------------------------------------------------
Total                                      $1,999         $1,678          $1,432
================================================================================

(a) Revenues were primarily from aircraft lease rentals.

(b) Revenues were primarily fees from proprietary positions entered into in connection with counterparty transactions.

(c) Revenues were primarily finance charges.

         Financial services operating income increased 19.2 percent in 2001 over 2000. This compares with an increase of 17.1 percent in 2000 over 1999.

         Financial services operating income represented 19.7 percent of AIG's income before income taxes, minority interest and cumulative effect of accounting changes and excluding acquisition, restructuring and related charges in 2001. This compares to 16.2 percent and 15.2 percent in 2000 and 1999, respectively. The increase in contribution percentage was influenced by the impact of the WTC losses on general insurance operating income and its reduced contribution to income before income taxes, minority interest and cumulative effect of accounting changes.

         ILFC generates its revenues primarily from leasing commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in 2001 increased 7.0 percent from 2000 compared to an 11.3 percent increase during 2000 from 1999. The revenue growth in each year resulted primarily from the increase in flight equipment available for operating lease, the increase in the relative cost of the leased fleet and the increase in the relative composition of the fleet with wide bodies which typically receive higher lease payments. Approximately 20 percent of ILFC's operating lease revenues are derived from U.S. and Canadian airlines. During 2001, operating income increased 14.6 percent from 2000 and 10.8 percent during 2000 from 1999. ILFC finances its purchases of aircraft primarily through the issuance of a variety of debt instruments. The composite borrowing rates at December 31, 2001, 2000 and 1999 were 5.07 percent, 6.37 percent and 6.14 percent, respectively. (See also the discussions under "Capital Resources" and "Liquidity" herein and Note 19 of Notes to Financial Statements.)

                             American International Group, Inc. and Subsidiaries


         ILFC is exposed to operating loss and liquidity strain through non-performance of aircraft lessees, through owning aircraft which it would be unable to sell or re-lease at acceptable rates at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. As a result of these measures and its own contingency planning, ILFC did not suffer any material losses from airline shutdowns in the aftermath of the September 11 terrorist attacks, but there can be no assurance that ILFC will successfully manage the risks relating to the impact of possible future deterioration in the airline industry. At December 31, 2001, ILFC's fleet of 508 aircraft included 471 aircraft for operating lease, four aircraft under finance lease and 33 managed aircraft. Approximately 80 percent of ILFC's fleet is leased to non-U.S. and Canadian carriers, and this fleet, the most efficient in the airline industry, continues to be in high demand from such carriers. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

         AIGFP participates in the derivatives dealer market conducting, primarily as principal, an interest rate, currency, equity and credit derivative products business. AIGFP also enters into structured transactions including long-dated forward foreign exchange contracts, option transactions, liquidity facilities and investment agreements and invests in a diversified portfolio of securities. AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than from speculative transactions. Revenues in 2001 increased 11.6 percent from 2000 compared to a 43.3 percent increase during 2000 from 1999. During 2001, operating income increased 16.9 percent from 2000 and increased 34.5 percent during 2000 from 1999. As AIGFP is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. (See also the discussions under "Capital Resources," "Liquidity" and "Derivatives" herein and Note 19 of Notes to Financial Statements.)

         AGF derives a substantial portion of its revenues from finance charges assessed on outstanding mortgages and finance receivables from the sub-prime market. CFG is engaged in developing a multi-product consumer finance business with an emphasis on emerging markets. Revenues in 2001 increased 10.1 percent from 2000 compared to a 14.8 percent increase during 2000 from 1999. The growth in revenues during 2001 was generally due to the growth in the average finance receivables. During 2001, operating income increased 28.8 percent from 2000 and
15.0 percent during 2000 from 1999. The increase in operating income resulted from the growth in finance charges and improved credit quality of the receivables portfolio, partially offset by lower yields on finance receivables in 2001. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

         AGF is exposed to loss when contractual payments are not received. AGF manages its collection exposure through the mix of types of loans and security thereon. (See also Notes 8 and 9 of Notes to Financial Statements.)

RETIREMENT SAVINGS & Asset Management Operations

AIG's retirement savings & asset management operations offer a wide variety of investment products, including variable annuities and mutual funds, as well as investment services, including investment asset management. Such products and services are offered to individuals and institutions both domestically and overseas.

         AIG's principal retirement savings & asset management operations are conducted through SunAmerica Asset Management Corp. (SAAMCo), The Variable Annuity Life Insurance Company (VALIC), AIG Global Investment Group, Inc. and its subsidiaries (Global Investment) and AIG Capital Partners, Inc. (Cap Partners). SAAMCo develops and sells variable annuities and other investment products, sells and manages mutual funds and provides financial services. VALIC provides tax qualified annuities to the employees of educational, healthcare and governmental entities. Global Investment manages third-party institutional, retail and private equity funds invested assets on a global basis, and provides custodial services. Cap Partners organizes, and manages the invested assets of institutional private equity investment funds and may also invest in such funds. Each of these subsidiary operations receives fees for investment products and services provided.

         Retirement savings & asset management operations for the twelve month periods ending December 31, 2001, 2000 and 1999 were as follows:

(in millions)
--------------------------------------------------------------------------------
                                         2001           2000            1999
================================================================================
Revenues:
VALIC                                  $2,333         $2,258          $2,127
SAAMCo                                    661            754             602
Other                                     523            463             383
--------------------------------------------------------------------------------
Total                                  $3,517         $3,475          $3,112
================================================================================

Operating income:
VALIC                                  $  684         $  731           $ 606
SAAMCo                                    194            331             233
Other                                     182             99              81
--------------------------------------------------------------------------------
Total                                  $1,060         $1,161           $ 920
================================================================================

         Retirement savings & asset management operating income decreased 8.7 percent in 2001 over 2000. This compares with an increase of 26.2 percent in 2000 over 1999.

         Retirement savings & asset management operating income represented 10.4 percent of AIG's income before income taxes, minority interest and cumulative effect of accounting changes and excluding acquisition, restructuring and related charges in 2001. This compares to 11.2 percent and 9.8 percent in 2000 and 1999, respectively.

         At December 31, 2001, AIG's third party assets under management, including both retail mutual funds and institutional accounts, approximated $39 billion.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER OPERATIONS


Other realized capital losses amounted to $452 million, $190 million and $44 million in 2001, 2000 and 1999, respectively.

         Other income (deductions)-net includes AIG's equity in certain minor majority-owned subsidiaries and certain partially-owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In 2001, net deductions amounted to $708 million. In 2000 and 1999, net deductions amounted to $657 million and $600 million, respectively. Acquisition, restructuring and related charges of $2.02 billion were incurred in connection with the acquisition of AGC, including $654 million paid by AGC in connection with the termination of AGC's merger agreement with Prudential plc. Charges of $315 million in 2000 were incurred by AGC in connection with acquisitions by AGC prior to its acquisition by AIG. (See also Note 20 of Notes to Financial Statements.)

         Income before income taxes, minority interest and cumulative effect of accounting changes amounted to $8.14 billion in 2001. Income before income taxes and minority interest amounted to $10.02 billion in 2000 and $9.40 billion in 1999.

         In 2001, AIG recorded a provision for income taxes of $2.34 billion compared to the provisions of $2.97 billion and $2.83 billion in 2000 and 1999, respectively. These provisions represent effective tax rates of 28.7 percent in 2001, 29.6 percent in 2000 and 30.1 percent in 1999. (See Note 3 of Notes to Financial Statements.)

         Minority interest represents minority shareholders' equity in income of certain majority-owned consolidated subsidiaries. Minority interest amounted to $301 million, $413 million and $380 million in 2001, 2000 and 1999, respectively.

         Income before the cumulative effect of accounting changes amounted to $5.50 billion in 2001, $6.64 billion in 2000 and $6.19 billion in 1999.

         Refer to "Accounting Standards" herein for details of the cumulative effect of accounting changes.

         Net income amounted to $5.36 billion in 2001, $6.64 billion in 2000 and $6.19 billion in 1999. The decrease in 2001 and increase in 2000 in net income over the three year period resulted from those factors described above.

CAPITAL RESOURCES

At December 31, 2001, AIG had total capital funds of $52.15 billion and total borrowings of $65.73 billion. At that date, $56.82 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

         Total borrowings and borrowings not guaranteed or matched at December 31, 2001 and 2000 were as follows:

(in millions)
--------------------------------------------------------------------------------
December 31,                                                2001            2000
================================================================================
GIAs -- AIGFP                                            $16,392         $13,595
--------------------------------------------------------------------------------
Commercial Paper:
 AGC (a)                                                   2,468           1,921
 AGF (b)                                                   4,853           5,162
 AIG Funding, Inc.                                           902             968
 ILFC (b)                                                  3,494           4,259
 A.I. Credit Corp.                                           --              597
 AIG Finance (Taiwan) Limited (b)                            107             104
 AIG Credit Card Company (Taiwan) (b)                         68              36
--------------------------------------------------------------------------------
 Total                                                    11,892          13,047
--------------------------------------------------------------------------------
Medium Term Notes:
 AGF (b)                                                   4,100           3,069
 ILFC (b)                                                  4,809           3,175
 AIG                                                         542             582
--------------------------------------------------------------------------------
 Total                                                     9,451           6,826
--------------------------------------------------------------------------------
Notes and Bonds Payable:
 ILFC (b) (c)                                              7,073           5,529
 AIGFP                                                    13,920           8,755
 AIG                                                       1,577             720
 AGC (a)                                                   1,340           1,338
 AGF (b)                                                   2,201           2,602
--------------------------------------------------------------------------------
 Total                                                    26,111          18,944
--------------------------------------------------------------------------------
Loans and Mortgages Payable:
 ILFC (b) (d)                                                365             463
 AIG Finance (Hong Kong) Limited (b)                         290             346
 CFG (b)                                                     885             662
 AIG                                                         345             440
--------------------------------------------------------------------------------
 Total                                                     1,885           1,911
--------------------------------------------------------------------------------
 Total Borrowings                                         65,731          54,323
--------------------------------------------------------------------------------
Borrowings not guaranteed by AIG                          28,245          28,666
Matched GIA borrowings                                    16,392          13,595
Matched notes and bonds payable -- AIGFP                  12,185           8,127
--------------------------------------------------------------------------------
                                                          56,822          50,388
--------------------------------------------------------------------------------
Remaining borrowings of AIG                              $ 8,909         $ 3,935
================================================================================

(a) As of November 2001, AIG guaranteed the notes and bonds of AGC.

(b) AIG does not guarantee these borrowings.

(c) Includes borrowings under Export Credit Facility of $2.37 billion.

(d) Capital lease obligations.

         At December 31, 2001, the commercial paper issued and outstanding was as follows:

(dollars in millions)
--------------------------------------------------------------------------------
                               UNAMORTIZED                 WEIGHTED   WEIGHTED
                        NET       DISCOUNT                  AVERAGE    AVERAGE
                       BOOK    AND ACCRUED       FACE      INTEREST   MATURITY
                      VALUE       INTEREST     AMOUNT          RATE    IN DAYS
================================================================================
Funding             $   902          $ --     $   902         1.94%        21
ILFC                  3,494              8      3,502         2.24         37
AGF                   4,853              5      4,858         1.96         26
AGC                   2,468              3      2,471         2.04         22
AIGF - Taiwan*          107              1        108         4.34         72
AIGCCC - Taiwan*         68              1         69         3.24         49
--------------------------------------------------------------------------------
Total               $11,892          $  18    $11,910          --         --
================================================================================

*Issued in Taiwan N.T. dollars at prevailing local interest rates.

See also Note 9 of Notes to Financial Statements.

                             American International Group, Inc. and Subsidiaries


         During 2001, AIGFP increased the aggregate principal amount outstanding of its notes and bonds payable to $13.92 billion. AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The funds may also be temporarily invested in securities purchased under agreements to resell. (See also the discussions under "Operational Review", "Liquidity" and "Derivatives" herein and Notes 1, 8, 9, 12 and 19 of Notes to Financial Statements.)

         AIG Funding, Inc. (Funding), through the issuance of commercial paper, fulfills the short-term cash requirements of AIG and its non-insurance subsidiaries. Funding intends to continue to meet AIG's funding requirements through the issuance of commercial paper guaranteed by AIG. This issuance of Funding's commercial paper is subject to the approval of AIG's Board of Directors.

         ILFC and A.I. Credit Corp. (AICCO), AIG Credit Card Company (Taiwan) -- (AIGCCC-Taiwan) and AIG Finance (Taiwan) Limited -- (AIGF-Taiwan), both consumer finance subsidiaries in Taiwan, AGC and AGF have issued commercial paper for the funding of their own operations. At December 31, 2001, AIG did not guarantee the commercial paper of any of its subsidiaries other than Funding and AGC. In early 2001, AICCO ceased issuing commercial paper under its program, and the agreement which AIG had provided supporting the commercial paper was terminated; AICCO's funding requirements are now met through Funding's program. (See also the discussion under "Derivatives" herein and Note 9 of Notes to Financial Statements.)

         AIG and Funding have entered into syndicated revolving credit facilities (collectively, the Facility) aggregating $1.5 billion. The Facility consists of $1.0 billion in short-term revolving credit facilities and a $500 million five year revolving credit facility. The Facility can be used for general corporate purposes and also to provide backup for Funding's commercial paper programs. There are currently no borrowings outstanding under the Facility, nor were any borrowings outstanding as of December 31, 2001.

         AGC and AGF have entered into unsecured bank credit facilities aggregating $5.2 billion to support their commercial paper borrowings. There were no borrowings under these facilities as of December 31, 2001 or currently. AGC had $400 million in aggregate principal amount of debt securities registered and available for issuance as of December 31, 2001. AGF had $3.2 billion in aggregate principal amount of debt securities registered and available for issuance at December 31, 2001. AGC uses the proceeds from the issuance of notes and bonds for general corporate purposes. AGF uses the proceeds from the issuance of notes and bonds for the funding of its finance receivables.

         ILFC had entered into committed revolving loans and lines of credit with commercial banks aggregating $3.2 billion to support its commercial paper program. At December 31, 2001, there were no borrowings under these facilities. As of February 28, 2002, these committed revolving loans and lines of credit totalled $2.7 billion.

         At December 31, 2001, ILFC had increased the aggregate principal amount outstanding of its medium term and term notes to $11.88 billion, a net increase of $3.18 billion, and recorded a net decline in its capital lease obligations of $98 million and a net decrease in its commercial paper of $765 million. At December 31, 2001, ILFC had $900 million in aggregate principal amount of debt securities registered for issuance from time to time. In addition, ILFC had established a Euro Medium Term Note Program for $2.0 billion, under which $771 million in notes were sold through December 31, 2001.

         ILFC had an Export Credit Facility up to a maximum of $4.3 billion, for approximately 75 aircraft to be delivered through 2001. ILFC had the right, but was not required, to use the facility to fund 85 percent of each aircraft's purchase price. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on the first 75 aircraft depending on the delivery date of the aircraft. At December 31, 2001, ILFC had $2.37 billion outstanding under this facility. Borrowings with respect to this facility are included in Notes and Bonds Payable in the accompanying table of borrowings.

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

         During 2001, AIG issued $137 million principal amount of Medium Term Notes, and $177 million of previously issued notes matured. At December 31, 2001, AIG had $644 million in aggregate principal amount of debt securities registered for issuance from time to time.

         On November 9, 2001, AIG received proceeds of approximately $1 billion from the issuance of Zero Coupon Convertible Senior Debentures Due 2031 with an aggregate principal amount at maturity of approximately $1.52 billion. Commencing January 1, 2002, the debentures are convertible into shares of AIG common stock at a conversion rate of 6.0627 shares per $1,000 principal amount of debentures if AIG common stock trades at certain levels for certain time periods. The debentures are callable by AIG on or after November 9, 2006. Also, holders can require AIG to repurchase these debentures once every five years. The proceeds from the offering have been used for general corporate purposes.

         AIG's capital funds increased $4.71 billion during 2001. Unrealized appreciation of investments, net of taxes increased $1.01 billion. During 2001, the cumulative translation adjustment loss, net of taxes, increased $344 million. The change for 2001 with respect to the unrealized appreciation of invest-

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             American International Group, Inc. and Subsidiaries


ments, net of taxes was primarily due to the decline in domestic interest rates. The transfer of bonds in the held to maturity, at amortized cost category to the bonds available for sale, at market value category in accordance with the transition provisions of FASB 133 resulted in a gain of $339 million recorded in the statement of comprehensive income as a cumulative effect of an accounting change adjustment. At December 31, 2001, capital funds included a cumulative effect of an accounting change adjustment gain of $150 million. During 2001, there was a loss of $443 million, net of taxes relating to derivative contracts designated as cash flow hedging instruments. (See also the discussion under "Operational Review" and "Liquidity" herein, Notes 1(x) and 8(d) of Notes to Financial Statements and the Consolidated Statement of Comprehensive Income.) During 2001, retained earnings increased $4.62 billion, resulting from net income less dividends.

         During 2001, AIG repurchased in the open market 13,619,900 shares of its common stock. Included in these repurchases were approximately 10 million shares which were exempt from pooling of interests accounting restrictions under orders issued by the SEC following the terrorist attacks on September 11, 2001. During 2002 through February 28, AIG repurchased in the open market an additional 4,250,000 shares of its common stock. AIG intends to continue to buy its common shares in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans.

         Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At December 31, 2001, there were no significant statutory or regulatory issues which would impair AIG's financial condition, results of operations or liquidity, but there can be no assurance that such issues will not arise in the future. To AIG's knowledge, no AIG company is on any regulatory or similar "watch list". (See also the discussion under "Liquidity" herein and Note 11 of Notes to Financial Statements.)

         AIG's insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and jurisdictions in which they do business. The National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company's statutory surplus to the risk inherent in its overall operations. At December 31, 2001, the adjusted capital of each of AIG's domestic general companies and of each of AIG's domestic life companies exceeded each of their RBC standards by considerable margins. Federal, state or local legislation may affect AIG's ability to operate and expand its various financial services businesses and changes in the current laws, regulations or interpretations thereof may have a material adverse effect on these businesses.

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

         The maturity schedule of AIG's contractual obligations at December 31, 2001 was as follows:

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2001                                                                      PAYMENTS DUE BY PERIOD
                                                                --------------------------------------------------------------------
                                                                                                 2003            2005      REMAINING
                                                                                              THROUGH         THROUGH    YEARS AFTER
                                                                  TOTAL           2002           2004            2006           2006
====================================================================================================================================
Borrowings*                                                     $53,839        $19,336        $14,986         $ 5,183        $14,334
Operating Leases                                                  2,242            462            636             352            792
Unconditional Obligations to Purchase Aircraft                   32,092          4,893          7,683           9,566          9,950
Other Long-Term Obligations:
  ILFC                                                            1,161            305            392             464            --
  Other                                                             161              1             40              32             88
------------------------------------------------------------------------------------------------------------------------------------
Total                                                           $89,495        $24,997        $23,737         $15,597        $25,164
====================================================================================================================================

*Excludes commercial paper and includes ILFC's capital lease obligations.

                             American International Group, Inc. and Subsidiaries


         The maturity schedule of AIG's Other Commercial Commitments at December 31, 2001 was as follows:

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  AMOUNT OF COMMITMENT EXPIRATION
                                                              ----------------------------------------------------------------------
                                                                  TOTAL           LESS
                                                                AMOUNTS         THAN 1            1-3             4-5        AFTER 5
                                                              COMMITTED           YEAR          YEARS           YEARS          YEARS
====================================================================================================================================
Letters of Credit:
  AIGFP                                                          $  764         $    1         $   16          $  100         $  647
  Other                                                             367            281             31               1             54
Guarantees:
  SunAmerica                                                      3,931             45          1,447             --           2,439
  Other                                                             960            382            397              61            120
Other Commercial Commitments:
  AIGFP (a)                                                       4,445              9             20              37          4,379
  ILFC (b)                                                        3,524            --           1,184           1,434            906
  SunAmerica                                                      1,300            260            650             390            --
  Other                                                           1,534            926            463             137              8
------------------------------------------------------------------------------------------------------------------------------------
Total                                                           $16,825         $1,904         $4,208          $2,160         $8,553
====================================================================================================================================

(a) Primarily liquidity facilities provided in connection with certain municipal swap transactions.

(b) Primarily in connection with aircraft acquisitions.

         AIG uses special purposes vehicles (SPVs) primarily in connection with certain guaranteed investment contract programs ("GIC Programs") written by its life insurance subsidiaries, certain products provided by AIGFP, and certain invested asset and asset management activities.

         In the GIC Programs, AIG's life insurance subsidiaries (principally SunAmerica Life Insurance Company) provide guaranteed investment contracts
(GICs) to SPVs which are not controlled by AIG. The SPVs issue notes or bonds which are sold to third party institutional investors. Neither AIG nor the insurance company issuing the GICs has any obligation to the investors in the notes or bonds. The proceeds from the SPVs issuance of securities are used to invest in the GICs. The insurance company subsidiaries use these proceeds to invest in a diversified portfolio of securities, primarily investment grade bonds (see also the discussion under "Liquidity: Insurance Invested Assets"). Both the assets and the liabilities arising from these GIC Programs are presented in AIG's consolidated balance sheet. Thus, at December 31, 2001, approximately $22 billion of Policyholders' contract deposits represented liabilities from issuances of GICs included in these GIC Programs, offset by the proceeds from the issuances included as insurance invested assets.

         AIGFP uses SPVs as an integral part of its ongoing operations with respect to specific structured transactions with independent third parties. AIGFP controls and manages the assets and liabilities with respect to these SPVs, subject to certain transaction specific limitations. These SPVs are fully consolidated by AIG (see the discussions of AIGFP under "Operations Review:
Financial Services Operations").

         AIG's insurance operations also invest in assets of SPVs. These SPVs are established by unrelated third parties. Investments include collateralized mortgage backed securities and similar securities backed by pools of mortgages, consumer receivables or other assets. The investment in an SPV allows AIG's insurance entities to purchase assets permitted by insurance regulations while maximizing the return on these assets.

         AIG provides investment management services to certain SPVs. AIG receives management fees for these services and may take a minority ownership interest in these SPVs. AIG services may be terminated with or without cause.

         To facilitate and expand certain retirement savings and asset management activities, AIG establishes SPVs. AIG receives fees for management of the assets held in the SPV which support the issuance of securities such as collateralized bond obligations sold by the SPV to independent third party investors. These SPVs serve a variety of business purposes, including financing, liquidity, or to facilitate independent third party management participation.

         AIG has established stringent guidelines with respect to the formation of and investment in SPVs.

LIQUIDITY

AIG's liquidity is primarily derived from the operating cash flows of its general and life insurance operations.

         At December 31, 2001, AIG's consolidated invested assets included $8.09 billion of cash and short-term investments. Consolidated net cash provided from operating activities in 2001 amounted to $7.71 billion.

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

         The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG's insurance operations generated approximately $27.4 billion in pre-tax cash flow during 2001. Cash flow includes periodic premium collections, including policyholders' contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits, acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance investment operations generated approximately $14.1 billion in investment income cash flow during 2001. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains net of realized capital losses. (See also the discussions under "Operational Review: General Insurance Operations" and -- "Life Insurance Operations" herein.)

         With respect to general insurance operations, if paid losses accelerated beyond AIG's ability to fund such paid losses from current operating cash flows, AIG would need to liquidate a portion of its general insurance investment portfolio and/or arrange for financing. Such events that may cause such a liquidity strain could be the result of several catastrophic events occurring in a relatively short period of time. Additional strain on liquidity could occur if the investments sold to fund such paid losses were sold into a depressed market place and/or reinsurance recoverable on such paid losses became uncollectible or collateral supporting such reinsurance recoverable significantly decreased in value. (See also the discussions under "Operational
Review: General Insurance Operations" herein.)

         With respect to life insurance operations, if a substantial portion of the life insurance operations bond portfolio diminished significantly in value and/or defaulted, AIG would need to liquidate other portions of its life insurance investment portfolio and/or arrange financing. Such events that may cause such a liquidity strain could be the result of economic collapse of a nation or region in which AIG life insurance operations exist, nationalization, terrorist acts or other such economic or political upheaval. (See also the discussions under "Operational Review: Life Insurance Operations" herein.)

         In addition to the combined insurance pre-tax operating cash flow, AIG's insurance operations held $7.2 billion in cash and short-term investments at December 31, 2001. The aforementioned operating cash flow and the cash and short-term balances held provided AIG's insurance operations with a significant amount of liquidity.

         This liquidity is available, among other things, to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $116 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $140 billion of fixed income securities and marketable equity securities during 2001.

         The following table is a summary of AIG's invested assets by significant segment, including investment income due and accrued of $3.68 billion and $3.52 billion and real estate of $2.65 billion and $2.08 billion, at December 31, 2001 and 2000, respectively:

(dollars in millions)
--------------------------------------------------------------------------------
                                                    INVESTED             PERCENT
                                                      ASSETS            OF TOTAL
================================================================================
2001
General insurance                                   $ 43,159               11.9%
Life insurance                                       215,658               59.3
Financial services, and retirement
  savings & asset management                         103,944               28.6
Other                                                    967                0.2
--------------------------------------------------------------------------------
Total                                               $363,728              100.0%
================================================================================
2000
General insurance                                   $ 42,892               14.0%
Life insurance                                       171,019               56.0
Financial services, and retirement
  savings & asset management                          90,675               29.7
Other                                                    831                0.3
--------------------------------------------------------------------------------
Total                                               $305,417              100.0%
================================================================================

                             American International Group, Inc. and Subsidiaries


INSURANCE INVESTED ASSETS

The following tables summarize the composition of AIG's insurance invested assets by insurance segment, including investment income due and accrued and real estate, at December 31, 2001 and 2000:

(dollars in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               PERCENT DISTRIBUTION
                                                                GENERAL         LIFE                PERCENT   ----------------------
DECEMBER 31, 2001                                             INSURANCE    INSURANCE       TOTAL   OF TOTAL   DOMESTIC       FOREIGN
====================================================================================================================================
Fixed maturities:
  Available for sale, at market value (a)                       $29,602     $169,750    $199,352      77.0%      68.8%         31.2%
Equity securities, at market value (b)                            4,568        3,139       7,707       3.0       53.9          46.1
Mortgage loans on real estate, policy and collateral loans           58       17,101      17,159       6.6       71.4          28.6
Short-term investments, including time deposits, and cash         1,652        5,520       7,172       2.8       49.6          50.4
Real estate                                                         410        2,106       2,516       1.0       21.5          78.5
Investment income due and accrued                                   573        3,002       3,575       1.4       63.9          36.1
Other invested assets                                             6,296       15,040      21,336       8.2       81.2          18.8
------------------------------------------------------------------------------------------------------------------------------------
Total                                                           $43,159     $215,658    $258,817     100.0%      68.5%         31.5%
====================================================================================================================================

(a) Includes $842 million of bond trading securities, at market value.

(b) Includes $1.72 billion of non-redeemable preferred stocks, at market value.

(dollars in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Percent Distribution
                                                                General         Life                Percent   ----------------------
December 31, 2000                                             Insurance    Insurance       Total   of Total   Domestic       Foreign
====================================================================================================================================
Fixed maturities:
 Available for sale, at market value (a)                        $18,168     $135,212    $153,380      71.7%      71.6%         28.4%
 Held to maturity, at amortized cost                             11,533          --       11,533       5.4      100.0           --
Equity securities, at market value (b)                            4,666        3,112       7,778       3.6       60.0          40.0
Mortgage loans on real estate, policy and collateral loans           65       16,860      16,925       7.9       74.0          26.0
Short-term investments, including time deposits, and cash         1,448        4,839       6,287       2.9       51.6          48.4
Real estate                                                         408        1,565       1,973       0.9       25.3          74.7
Investment income due and accrued                                   584        2,773       3,357       1.6       64.0          36.0
Other invested assets                                             6,020        6,658      12,678       6.0       88.4          11.6
------------------------------------------------------------------------------------------------------------------------------------
Total                                                           $42,892     $171,019    $213,911     100.0%      72.8%         27.2%
====================================================================================================================================

(a) Includes $846 million of bond trading securities, at market value.

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

         The fair value of the fixed maturity available for sale portfolio is subject to decline as interest rates rise and subject to increase as interest rates decline. Such changes in fair value are presented as a component of comprehensive income in unrealized appreciation of investments, net of taxes.

         The fixed maturities held to maturity portfolio were transferred to bonds available for sale, at market value as at January 1, 2001 as permitted and in accordance with the transition provisions of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FASB
133). (See also the discussion under "Accounting Standards" herein.)

         At December 31, 2001, approximately 69 percent of the fixed maturities investments were domestic securities. Approximately 30 percent of such domestic securities were rated AAA. Approximately 9 percent were below investment grade or not rated.

         A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At December 31, 2001, approximately 10 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


securities so rated. Approximately 16 percent were below investment grade or not rated at that date. A large portion of the foreign insurance fixed income portfolio are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

         At December 31, 2001, approximately 16 percent of the fixed maturities portfolio was CMOs, including commercial mortgage backed securities. Substantially all of the CMOs were investment grade and approximately 26 percent of the CMOs were backed by various U.S. government agencies. CMOs are exposed to interest rate risk as the duration and ultimate realized yield would be affected by the accelerated prepayments of the underlying mortgages.

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

         Where declines in value of fixed income and equity securities below amortized cost or cost are considered to be other than temporary, a charge is reflected in income for the difference between amortized cost or cost and estimated net realizable value.

         Mortgage loans on real estate, policy and collateral loans comprised
6.6 percent of AIG's insurance invested assets at December 31, 2001. AIG's insurance operations' holdings of real estate mortgages amounted to $10.71 billion of which 85.6 percent was domestic. At December 31, 2001, only a nominal amount were in default. It is AIG's practice to maintain a maximum loan to value ratio of 75 percent at loan origination. At December 31, 2001, AIG's insurance holdings of collateral loans amounted to $667 million, all of which were foreign. It is AIG's strategy to enter into mortgage and collateral loans as an adjunct primarily to life insurance fixed maturity investments. AIG's policy loans increased from $5.47 billion at December 31, 2000 to $5.79 billion at December 31, 2001.

         Short-term investments represent amounts invested in various internal and external money market funds, time deposits and cash held.

         AIG's real estate investment properties are primarily occupied by AIG's various operations. The current market value of these properties considerably exceeds their carrying value.

         Other invested assets were primarily comprised of both foreign and domestic private placements, limited partnerships, outside managed funds, and collateral held with respect to AIG's securities lending program.

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

                             American International Group, Inc. and Subsidiaries


AIG calculated the VaR with respect to the net fair value of each of AIG's insurance segments as of December 31, 2001 and December 31, 2000. AIG uses the historical simulation methodology which entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was re-priced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period was assumed in computing the VaR figure.


         The following table presents the VaR on a combined basis and of each component of market risk for each of AIG's insurance segments as of December 31, 2001 and December 31, 2000. VaR with respect to combined operations cannot be derived by aggregating the individual risk or segment amounts presented herein.

(in millions)
--------------------------------------------------------------------------------
                                        GENERAL                     LIFE
                                       INSURANCE                  INSURANCE
                                   -----------------        --------------------
                                   2001         2000          2001          2000
================================================================================
Market Risk:
  Combined                         $779         $744        $1,804        $1,456
  Interest rate                     425          454         1,631         1,422
  Currency                           34           59           134           373
  Equity                            710          603           627           384
--------------------------------------------------------------------------------

         The following table presents the average, high and low VaRs on a combined basis and of each component of market risk for each of AIG's insurance segments as of December 31, 2001 and December 31, 2000.

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                    2001                                        2000
                                                     ----------------------------------         ------------------------------------
                                                     AVERAGE         HIGH           LOW         Average          High            Low
====================================================================================================================================
General Insurance:
  Market Risk:
    Combined                                          $  797       $  837        $  744          $  811        $  954         $  737
    Interest rate                                        449          464           425             419           454            338
    Currency                                              46           59            34              49            65             29
    Equity                                               741          812           603             694           828            603
  Life Insurance:
  Market Risk:
    Combined                                          $1,572       $1,804        $1,354          $1,355        $1,456         $1,254
    Interest rate                                      1,512        1,631         1,364           1,296         1,422          1,169
    Currency                                             216          373           134             430           566            372
    Equity                                               430          627           332             423           462            384
====================================================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL SERVICES, AND RETIREMENT SAVINGS & Asset Management Invested Assets


The following table is a summary of the composition of AIG's financial services, and retirement savings & asset management invested assets at December 31, 2001 and 2000. (See also the discussions under "Operational Review: Financial Services Operations", "Operational Review: Retirement Savings & Asset Management Operations", "Capital Resources" and "Derivatives" herein.)

(dollars in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      2001                            2000
                                                                            ------------------------        ------------------------
                                                                            INVESTED        PERCENT         Invested         Percent
                                                                              ASSETS        OF TOTAL         Assets         of Total
====================================================================================================================================
Flight equipment primarily under operating leases,
  net of accumulated depreciation                                           $ 22,710           21.9%        $19,325            21.3%
Finance receivables, net of allowance                                         13,955           13.4          13,327            14.7
Unrealized gain on interest rate and currency swaps,
  options and forward transactions                                            11,493           11.1          10,235            11.3
Securities available for sale, at market value                                17,801           17.1          14,669            16.2
Trading securities, at market value                                            5,733            5.5           7,347             8.1
Securities purchased under agreements to resell, at contract value            21,638           20.8          14,979            16.5
Trading assets                                                                 6,234            6.0           7,045             7.8
Spot commodities, at market value                                                352            0.3             363             0.4
Other, including short-term investments                                        4,028            3.9           3,385             3.7
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                       $103,944          100.0%        $90,675           100.0%
====================================================================================================================================

         As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During 2001, ILFC acquired flight equipment costing $4.41 billion. (See also the discussion under "Operational Review: Financial Services Operations" and Capital Resources" herein.)

         At December 31, 2001, ILFC had committed to purchase 551 aircraft deliverable from 2002 through 2010 at an estimated aggregate purchase price of $32.1 billion and had options to purchase 49 aircraft deliverable from 2002 through 2008 at an estimated aggregate purchase price of $3.0 billion. As of March 19, 2002, ILFC has entered into leases for all of the aircraft to be delivered in 2002 and 92 of 467 aircraft to be delivered subsequent to 2002. ILFC will be required to find customers for any aircraft presently on order and any aircraft to be ordered, and it must arrange financing for portions of the purchase price of such equipment. In a rising interest rate environment, ILFC negotiates higher lease rates on any new contracts. ILFC has been successful to date both in placing its new aircraft on lease or under sales contract and obtaining adequate financing, but there can be no assurance that such success will continue in future environments.

         ILFC is exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates. As of December 31, 2001 and December 31, 2000, AIG statistically measured the aforementioned loss of fair value through the application of a VaR model. In this analysis, the net fair value of ILFC was determined using the financial instrument assets which included the tax adjusted future flight equipment lease revenue and the financial instrument liabilities which included the future servicing of the current debt. The estimated impact of the current derivative positions was also taken into account.

         AIG calculated the VaR with respect to the net fair value of ILFC using the historical simulation methodology, as previously described. As of December 31, 2001 and December 31, 2000, the VaR with respect to the aforementioned net fair value of ILFC was approximately $10 million and $11 million, respectively.

         AIG's Consumer Finance operations provide a wide variety of consumer finance products both domestically and overseas. Such products include mortgages, consumer loans, and retail sales finance. These products are funded through various borrowings including commercial paper and medium term notes. AIG's Consumer Finance operations are exposed to credit risk and risk of loss resulting from adverse fluctuations in interest rates. Over half of the loan balance is related to real estate loans which are substantially collateralized by the related properties.

         With respect to credit losses, the allowance for finance receivable losses is maintained at a level considered adequate to absorb anticipated credit losses existing in that portfolio.

         AIGFP's derivative transactions are carried at market value or at estimated fair value when market prices are not readily available. AIGFP reduces its economic risk exposure through similarly valued offsetting transactions including swaps, trading securities, options, forwards and futures. The

                             American International Group, Inc. and Subsidiaries


estimated fair values of these transactions represent assessments of the present value of expected future cash flows. These transactions are exposed to liquidity risk if AIGFP were required to sell or close out the transactions prior to maturity. AIG believes that the impact of any such limited liquidity would not be significant to AIG's financial condition or its overall liquidity. (See also the discussion under "Operational Review: Financial Services Operations" and "Derivatives" herein.)

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

         Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At December 31, 2001, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $182 million of these securities. There were no securities deemed below investment grade at December 31, 2001. There have been no significant downgrades through March 1, 2002. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

         AIGFP is exposed to credit risk. If its securities available for sale portfolio were to suffer significant default and the collateral held declined significantly in value with no replacement, AIGFP could have a liquidity strain. AIG guarantees AIGFP's debt and, as a result, is responsible for all of AIGFP's obligations.

         AIGTG conducts, as principal, market making and trading activities in foreign exchange, and commodities, primarily precious and base metals. AIGTG owns inventories in the commodities in which it trades and may reduce the exposure to market risk through the use of swaps, forwards, futures and option contracts. AIGTG uses derivatives to manage the economic exposure of its various trading positions and transactions from adverse movements of interest rates, foreign currency exchange rates and commodity prices. AIGTG supports its trading activities largely through trading liabilities, unrealized losses on swaps, short-term borrowings, securities sold under agreements to repurchase and securities and commodities sold but not yet purchased. (See also the discussions under "Capital Resources" and "Derivatives" herein.)

         The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at December 31, 2001 were as follows:

(in millions)
--------------------------------------------------------------------------------
                                                              GROSS        GROSS
                                                         UNREALIZED   UNREALIZED
                                                              GAINS       LOSSES
================================================================================
Securities available for sale, at market value (a)          $ 1,025       $1,017
Unrealized gain/loss on interest
  rate and currency swaps, options
  and forward transactions (b) (c)                           11,493        8,813
Trading assets                                                8,346        7,017
Spot commodities, at market value                                27          --
Trading liabilities                                             --         1,709
Securities and spot commodities sold but
  not yet purchased, at market value                            423          --
================================================================================

(a) See also Note 8(e) of Notes to Financial Statements.

(b) These amounts are also presented as the respective balance sheet amounts.

(c) At December 31, 2001, AIGTG's replacement values with respect to interest rate and currency swaps were $549 million.

         AIGFP's interest rate and currency risks on securities available for sale, at market, are managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At December 31, 2001, the unrealized gains and losses remaining after the benefit of the offsets were $75 million and $67 million, respectively.

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

         Market risk arises principally from the uncertainty that future earnings are exposed to potential changes in volatility, interest rates, foreign currency exchange rates, and equity and commodity prices. AIG generally controls its exposure to market risk by taking offsetting positions. AIG's philosophy with respect to its financial services operations is to minimize or set

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

         AIGFP does not seek to manage the market risk of each of its transactions through an individual offsetting transaction. Rather, AIGFP takes a portfolio approach to the management of its market risk exposure. AIGFP values its portfolio, including interest rate swaps, currency swaps, equity swaps, swaptions, options and forwards, at market value or estimated fair value when market values are not readily available. Unrealized gains and losses, with respect to this portfolio are reflected in income currently. These valuations represent an assessment of the present values of expected future cash flows of AIGFP's transactions and may include reserves for such risks as are deemed appropriate by AIGFP's and AIG's management. AIGFP evaluates the portfolio's discounted cash flows with reference to current market conditions, maturities within the portfolio and other relevant factors. The aforementioned estimated fair values are based upon the use of valuation models. These models utilize, among other things, market liquidity and current interest, foreign exchange and volatility rates. AIGFP attempts to secure reliable and independent current market prices, such as published exchange prices, external subscription services such as from Bloomberg or Reuters or third party broker quotes for use in this model. When such prices are not available, AIGFP uses an internal methodology which includes interpolation or extrapolation from verifiable prices nearest to the dates of the transactions. These valuation models are integrated into the evaluation of the portfolio, as described above, in order to provide timely information for the market risk management of the portfolio. Based upon this evaluation, AIGFP determines what, if any, offsetting transactions are necessary to reduce the market risk exposure of the portfolio. AIG manages its market risk with a variety of transactions, including swaps, trading securities, futures and forward contracts and other transactions as appropriate. The recorded values of these transactions may be different than the values that might be realized if AIGFP were required to sell or close out the transactions prior to maturity. AIG believes that such differences are not significant to the results of operations, financial condition or liquidity. Such differences would be immediately recognized when the transactions are sold or closed out prior to maturity.

         Additionally, depending upon the changes in interest rates and other market movements during the day, AIGFP's system will produce reports for management's consideration for intraday offsetting positions. Overnight, the system generates reports which recommend the types of offsets management should consider for the following day. Additionally, AIGFP operates in major business centers overseas and is essentially open for business 24 hours a day. Thus, the market exposure and offset strategies are monitored, reviewed and coordinated around the clock. Therefore, offsetting adjustments can be made as and when necessary from any AIGFP office in the world.

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

                             American International Group, Inc. and Subsidiaries


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

         AIGTG attempts to secure reliable current market prices, such as published prices or third party quotes, to value its derivatives. Where such prices are not available, AIGTG uses an internal methodology which includes interpolation or extrapolation from verifiable prices nearest to the dates of the transactions. The methodology may reflect interest and exchange rates, commodity prices, volatility rates, market liquidity and other relevant factors. Unrealized gains and losses, with respect to AIGTG's positions are reflected in income currently.

         A significant portion of AIGTG's business is transacted in liquid markets. Certain of AIGTG's derivative product exposures are evaluated using simulation techniques which consider such factors as changes in currency and commodity prices, interest rates, volatility levels, market liquidity and the effect of time.

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

         AIG calculated the VaR with respect to AIGFP and AIGTG as of December 31, 2001 and December 31, 2000. AIG uses the historical simulation methodology which entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was re-priced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure).

         The following table presents the VaR on a combined basis and of each component of AIGFP's and AIGTG's market risk as of December 31, 2001 and December 31, 2000. VaR with respect to combined operations cannot be derived by aggregating the individual risk presented herein.

(in millions)
--------------------------------------------------------------------------------
                                         AIGFP(a)                   AIGTG(b)
                                     2001       2000             2001      2000
================================================================================
Market Risk:
  Combined                           $ 12       $ 15             $  2      $  6
  Interest rate                        12         15                2         4
  Currency                             --         --                1         3
  Equity                                1         --               --        --

(a) A one month holding period was used to measure the market exposures of AIGFP.

(b) A one day holding period was used to measure the market exposures of AIGTG.

         The following table presents the average, high and low VaRs on a combined basis and of each component of AIGFP's and AIGTG's market risk as of December 31, 2001 and 2000.

(in millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                           2001                                             2000
                                          ----------------------------------------         ----------------------------------------
                                          Average            High              Low         Average            High              Low
===================================================================================================================================
AIGFP Market Risk:
   Combined                                   $12             $15              $ 9             $15             $24              $ 8
   Interest rate                               11              15                8              15              23                7
   Currency                                    --               1               --              --              --               --
   Equity                                       1               2               --               1               2               --
AIGTG Market Risk:
   Combined                                   $ 3             $ 6              $ 2             $ 5             $ 6              $ 4
   Interest rate                                3               4                2               3               4                3
   Currency                                     2               3                1               3               4                2
===================================================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


DERIVATIVES

Derivatives are financial arrangements among two or more parties. The returns of the derivatives are linked to or "derived" from some underlying equity, debt, commodity or other asset, liability, or index. Derivatives payments may be based on interest rates and exchange rates and/or prices of certain securities, certain commodities, or financial or commodity indices. The more significant types of derivative arrangements in which AIG transacts are swaps, forwards, futures and options.

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

         The overwhelming majority of AIG's derivatives activities are conducted through AIGFP and AIGTG, thus permitting AIG to participate in the derivatives dealer market acting primarily as principal. In these derivative operations, AIG structures agreements which generally allow its counterparties to enter into transactions with respect to changes in interest and exchange rates, securities' prices and certain commodities and financial or commodity indices. AIG's customers such as corporations, financial institutions, multinational organizations, sovereign entities, government agencies and municipalities use derivatives to hedge their own market exposures. For example, a futures, forward or option contract can be used to protect the customers' assets or liabilities against price fluctuations.

         A counterparty may default on any obligation to AIG, including a derivative contract. Credit risk is a consequence of extending credit and/or carrying trading and investment positions. Credit risk exists for a derivative contract when that contract has a positive fair value to AIG. To help manage this risk, the credit departments of AIGFP and AIGTG operate within the guidelines set by the AIG Credit Risk Committee. This committee establishes the credit policy, sets limits for counterparties and provides limits for derivative transactions with counterparties having different credit ratings. In addition to credit ratings, this committee takes into account other factors, including the industry and country of the counterparty. Transactions which fall outside these pre-established guidelines require the approval of the AIG Credit Risk Committee. It is also AIG's policy to establish reserves for potential credit impairment when necessary.

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

         Discussions with respect to AIGFP's and AIGTG's counterpart credit quality, fair value source and notional amounts follow.

COUNTERPARTY CREDIT QUALITY:

The following tables provide the counterparty credit quality amounts of AIGFP's and AIGTG's derivatives transactions at December 31, 2001 and December 31, 2000.

         The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss after the application of the aforementioned strategies, netting under ISDA Master Agreements and applying collateral held. Subsequent to the application of such credit enhancements, the net exposure to credit risk or the net replacement value of all interest rate, currency and equity swaps, swaptions and forward commitments approximated $10.84 billion at December 31, 2001 and $9.51 billion at December 31, 2000. The net replacement value for futures and forward contracts approximated $64 million at December 31, 2001 and $204 million at December 31, 2000. The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss and is used for financial reporting purposes.

                             American International Group, Inc. and Subsidiaries


         AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or, where such ratings are not available, by internal analysis. At December 31, 2001 and December 31, 2000, the concentration of credit exposure with respect to counterparties judged A or higher by AIGFP was 93 percent and 87 percent, respectively. The counterparty credit quality determined by AIGFP by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:


(in millions)
--------------------------------------------------------------------------------
                                      NET REPLACEMENT VALUE
                                  -----------------------------
                                  SWAPS AND         FUTURES AND    TOTAL   TOTAL
                                  SWAPTIONS   FORWARD CONTRACTS     2001    2000
================================================================================
Counterparty credit quality:
    AAA                             $ 4,388               $ --   $ 4,388  $3,778
    AA                                3,153                  61    3,214   2,825
    A                                 2,497                   1    2,498   1,801
    BBB                                 782                   2      784   1,059
    Below investment grade               23                 --        23     252
--------------------------------------------------------------------------------
    Total                           $10,843               $  64  $10,907  $9,715
================================================================================

         At December 31, 2001 and December 31, 2000, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in millions)
--------------------------------------------------------------------------------
                                    NET REPLACEMENT VALUE
                                -----------------------------
                                SWAPS AND         FUTURES AND     TOTAL    TOTAL
                                SWAPTIONS   FORWARD CONTRACTS      2001     2000
================================================================================
Non-U.S. banks                    $ 2,408                 $56   $ 2,464   $2,517
Insured municipalities                638                 --        638      595
U.S. industrials                    2,113                 --      2,113    1,945
Governmental                          563                 --        563      463
Non-U.S. financial
  service companies                   427                   1       428      309
Non-U.S. industrials                1,288                   1     1,289    1,372
Special purpose                     1,851                 --      1,851    1,204
U.S. banks                             66                   6        72      220
U.S. financial
  service companies                 1,211                 --      1,211      894
Supranationals                        278                 --        278      196
--------------------------------------------------------------------------------
Total                             $10,843                 $64   $10,907   $9,715
================================================================================

         With respect to AIGTG's derivatives contracts at December 31, 2001 and December 31, 2000, the net replacement values represent the net sum of estimated positive fair values after the application of legally enforceable master netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss.

         Subsequent to the application of such credit enhancements, the net exposure to credit risk or the net replacement value of all futures, forwards, swaptions and purchased options contracts and interest rate and currency swaps was $3.05 billion and $4.08 billion at December 31, 2001 and December 31, 2000, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         AIGTG's net replacement value at December 31, 2001 and 2000 was as follows:

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                           REMAINING LIFE
                                                         ----------------------------------------------------
                                                            ONE      TWO THROUGH      SIX THROUGH   AFTER TEN   TOTAL       TOTAL
                                                           YEAR       FIVE YEARS       TEN YEARS      YEARS      2001        2000
====================================================================================================================================
Credit exposure:
  Futures, forwards, swaptions and purchased options
    contracts and interest rate and currency swaps:
      Gross replacement value                            $ 6,541        $ 2,201         $ 1,299      $   33     $10,074     $10,319
      Master netting arrangements                         (4,097)        (1,572)         (1,004)        (18)     (6,691)     (6,136)
      Collateral                                             (32)           (84)           (199)        (15)       (330)       (107)
------------------------------------------------------------------------------------------------------------------------------------
Net replacement value*                                   $ 2,412        $   545         $    96      $  --      $ 3,053     $ 4,076
====================================================================================================================================

*The net replacement values with respect to exchange traded futures and options, forward contracts and purchased over the counter options are presented as a component of trading assets in the accompanying balance sheet. The net replacement values with respect to interest rate and currency swaps are presented as a component of unrealized gain on interest rate and currency swaps, options and forward transactions in the accompanying balance sheet.

         AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or, where such ratings are not available, internal analysis. At December 31, 2001 and December 31, 2000, the concentration of credit exposure with respect to counterparties judged A or higher by AIGTG was 78 percent and 83 percent, respectively. Also, as of December 31, 2001 and 2000, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio were as follows:

(IN MILLIONS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         NET REPLACEMENT VALUE
                                                                                                 -----------------------------------
                                                                                                   2001                         2000
====================================================================================================================================
Counterparty credit quality:
     AAA                                                                                         $  391                       $  442
     AA                                                                                           1,117                        1,807
     A                                                                                              863                        1,139
     BBB                                                                                            330                          460
     Below investment grade                                                                         130                           48
     Not externally rated, including exchange traded futures and options*                           222                          180
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                            $3,053                       $4,076
====================================================================================================================================
Counterparty breakdown by industry:
     Non-U.S. banks                                                                              $1,151                       $2,076
     U.S. industrials                                                                               503                           67
     Governmental                                                                                    71                           70
     Non-U.S. financial service companies                                                           187                          282
     Non-U.S. industrials                                                                           190                          243
     U.S. banks                                                                                     353                          468
     U.S. financial service companies                                                               376                          690
     Exchanges*                                                                                     222                          180
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                            $3,053                       $4,076
====================================================================================================================================


*Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

FAIR VALUE SOURCE:

The fair value sources of the net replacement values of AIGFP's derivatives portfolio were based on valuation models. Although these models are proprietary, the inputs were obtained from independently published exchange prices, external subscription services' prices such as Bloomberg or Reuters or third party broker quotes for use in these models. When such prices are not available, AIGFP uses an internal methodology which includes interpolation or extrapolation from verifiable prices nearest to the dates of the transactions.

                             American International Group, Inc. and Subsidiaries

         At December 31, 2001, the fair value source of the net replacement value of AIGTG's derivatives portfolio was as follows:

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       MATURITY OF FAIR VALUE OF CONTRACTS
                                                                             -------------------------------------------------------
                                                                                            TWO
                                                                                         THROUGH          SIX
                                                                                            FIVE      THROUGH        AFTER
SOURCE OF FAIR VALUE                                                         ONE YEAR      YEARS    TEN YEARS    TEN YEARS     TOTAL
====================================================================================================================================
Prices actively quoted                                                       $  2,412    $   --        $ --          $ --     $2,412
Prices provided by other external sources                                         --         530         --            --        530
Prices based on models and other valuation methods                                --          15          96           --        111
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                        $  2,412    $   545       $  96         $ --     $3,053
====================================================================================================================================

NOTIONAL AMOUNTS:

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

         The timing and the amount of cash flows relating to AIGFP's and AIGTG's foreign exchange forwards and exchange traded futures and options contracts are determined by each of the respective contractual agreements. The following table presents AIGFP's derivative portfolio by maturity and type of derivatives at December 31, 2001 and December 31, 2000.

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                               REMAINING LIFE OF NOTIONAL AMOUNT*
                                                              ----------------------------------------------------------------------
                                                                 ONE     TWO THROUGH   SIX THROUGH   AFTER TEN      TOTAL      TOTAL
                                                                YEAR      FIVE YEARS     TEN YEARS       YEARS       2001       2000
====================================================================================================================================
AIGFP interest rate, currency and equity/commodity
  swaps and swaptions:
Notional amount:
  Interest rate swaps                                         $100,200      $227,196      $ 99,435     $ 9,838   $436,669   $344,203
  Currency swaps                                                32,640        63,790        37,893       4,851    139,174    117,792
  Swaptions and equity swaps                                    18,710        26,976        11,120       1,685     58,491     59,026
------------------------------------------------------------------------------------------------------------------------------------
Total                                                         $151,550      $317,962      $148,448     $16,374   $634,334   $521,021
====================================================================================================================================
Futures and forward contracts:
Exchange traded futures contracts contractual amount          $ 10,036      $    --       $    --      $   --    $ 10,036   $ 11,082
====================================================================================================================================
Over the counter forward contracts contractual amount         $ 57,344      $    466      $    193     $   --    $ 58,003   $ 22,809
====================================================================================================================================

*Notional amount is not representative of either market risk or credit risk.

         The following table provides the contractual and notional amounts by maturity and type of derivative of AIGTG's derivatives portfolio at December 31, 2001 and December 31, 2000.

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                              REMAINING LIFE
                                                             ------------------------------------------------
                                                                  ONE   TWO THROUGH   SIX THROUGH   AFTER TEN      TOTAL      TOTAL
                                                                 YEAR    FIVE YEARS     TEN YEARS       YEARS       2001       2000
====================================================================================================================================
Contractual amount of futures, forwards and options:
  Exchange traded futures and options                        $ 11,724       $ 3,236       $    17      $  --    $ 14,977   $ 18,064
====================================================================================================================================
  Forwards                                                   $169,702       $13,204       $ 1,196      $  --    $184,102   $234,316
====================================================================================================================================
  Over the counter purchased options                         $ 83,780       $16,317       $38,250      $  308   $138,655   $104,919
====================================================================================================================================
  Over the counter sold options (a)                          $ 81,895       $17,043       $38,354      $  369   $137,661   $103,742
====================================================================================================================================
Notional amount (b):
  Interest rate swaps and forward rate agreements            $ 14,133       $37,829       $ 7,568      $  153   $ 59,683   $ 63,264
  Currency swaps                                                4,792         5,238         1,062         --      11,092      8,573
  Swaptions                                                       897         5,219         1,164         --       7,280     15,419
------------------------------------------------------------------------------------------------------------------------------------
Total                                                        $ 19,822       $48,286       $ 9,794      $  153   $ 78,055   $ 87,256
====================================================================================================================================

(a) Sold options obligate AIGTG to buy or sell the underlying item if the option purchaser chooses to exercise. The amounts do not represent credit exposure.

(b) Notional amount is not representative of either market risk or credit risk.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         In addition to its role as derivatives dealer through AIGFP and AIGTG, AIG and its subsidiaries, including its insurance subsidiaries, use derivatives primarily to minimize AIG's asset-liability exposure and foreign currency and interest rate exposures. These transactions are generally executed with AIGFP and AIGTG as counterparty, who in turn hedge these transactions in the market place. Thus, AIGFP and AIGTG assume the credit risk exposure.

         AIG also uses derivatives to help match assets and liabilities in several of its businesses, including its insurance operations. For example, AIG can use currency and interest rate swaps to convert foreign-currency investment contract liabilities into US dollar-based exposures. Thus, these liabilities are more properly matched with US dollar assets. In life insurance, AIG uses swaps to reduce the mismatch between long dated life insurance liabilities and shorter dated local currency assets. Swaps also enable AIG to balance its asset and liability durations in consumer finance operations.

         AIG's Derivatives Review Committee provides an independent review of any proposed derivative transaction. The committee examines, among other things, the nature and purpose of the derivative transaction, its potential credit exposure, if any, and the estimated benefits. This committee does not review those derivative transactions entered into by AIGFP and AIGTG for their own accounts.

         Generally, AIG conducts its businesses in the currencies of the local operating environment. Thus, exchange gains or losses occur when AIG's foreign currency net investment is affected by changes in the foreign exchange rates relative to the U.S. dollar from one reporting period to the next.

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

         AIG documents all relationships between hedging instruments and hedge items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as hedges to specific assets or liabilities on the balance sheet, or specific firm commitments or forecasted transactions. AIG also assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

         In accordance with the transition provisions of FASB 133, AIG recorded in its consolidated income statement for 2001 a cumulative effect of an accounting change adjustment loss of $6 million. This loss represents the net fair value of all previously unrecorded derivative instruments as of January 1, 2001, net of tax and after the application of hedge accounting. AIG also recorded in its consolidated statement of comprehensive income for 2001 a cumulative effect of an accounting change adjustment gain of $150 million. This gain represents the increase in other comprehensive income, net of taxes, arising from recognizing the fair value of all derivative contracts designated as cash flow hedging instruments, and to a lesser extent, hedging instruments used to hedge net investments in foreign operations.

                             American International Group, Inc. and Subsidiaries


         AIG (excluding its two trading operations, AIGFP and AIGTG) uses derivative instruments (principally swap and forward contracts) to minimize AIG's asset-liability exposure and foreign currency and interest rate exposures. These risks arise primarily from available-for-sale fixed income securities, debt, and policyholder account balance liabilities associated with guaranteed investment contracts. Other hedging activities, such as those involving forecasted transactions or equity securities, are not significant. During 2001, there were no hedges that were discontinued or otherwise no longer qualify as hedges under FASB 133. With respect to both fair value hedges and cash flow hedges, hedge ineffectiveness was insignificant for 2001. During 2001, there were minor reclassifications to earnings from other comprehensive income under cash flow hedge accounting. These reclassifications were connected to programs of synthetically converting certain investment securities, debt issuances or policyholder account balance liabilities associated with guaranteed investment contracts, from a floating interest rate to a fixed interest rate. As at December 31, 2001, the maximum amount of net derivative losses to be reclassified into net income within the next twelve months is insignificant. The maximum length of time over which future cash flows are hedged is approximately 16 years.

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

         In accordance with the transition provisions of FASB 133, AIG transferred bonds in the held to maturity, at amortized cost category into the bonds available for sale, at market value category at January 1, 2001. The amortized cost of the bonds transferred was $11.53 billion. The unrealized appreciation, net of deferred tax expense was approximately $339 million at the date of transfer and was recorded as a cumulative effect of an accounting change within other comprehensive income. Under the provisions of FASB 133, such a transfer does not affect AIG's intent nor its ability to hold current or future bonds to their maturity.

         In January 1, 2001, the Emerging Issues Task Force (EITF) issued EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." EITF 99-20 provides guidance on the calculation of interest income and the recognition of impairments related to beneficial interests held in an investment portfolio. Beneficial interests are investments that represent rights to receive specified cash flows from a pool of underlying assets (i.e., collateralized debt obligations). In accordance with the transition provisions of EITF 99-20, AIG recorded in its consolidated income statement for 2001 a cumulative effect of an accounting change adjustment loss of $130 million ($200 million before tax).

         In June 2001, FASB issued Statement of Financial Accounting Standard No. 141 "Business Combinations" (FASB 141). FASB 141 requires AIG to apply the purchase method of accounting for all acquisitions initiated after June 30, 2001.

         In June 2001, FASB issued Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" (FASB 142). FASB 142 is effective for AIG for the year commencing January 1, 2002. FASB 142 requires AIG to discontinue the amortization of goodwill in its consolidated income statement.

         However, FASB 142 requires goodwill to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. AIG believes that the impact on its results of operations and financial condition will not be significant.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 8.   Financial Statements and Supplementary Data

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                      Page
Report of Independent Accountants                                     48
Consolidated Balance Sheet at December 31, 2001 and 2000              49
Consolidated Statement of Income for the years ended
    December 31, 2001, 2000 and 1999                                  51
Consolidated Statement of Capital Funds for the years ended
    December 31, 2001, 2000 and 1999                                  52
Consolidated Statement of Cash Flows for the years ended
    December 31, 2001, 2000 and 1999                                  53
Consolidated Statement of Comprehensive Income for the years
    ended December 31, 2001, 2000 and 1999                            55
Notes to Financial Statements                                         56

Schedules:
  I   Summary of Investments--Other Than Investments in Related
        Parties as of December 31, 2001                               S-1
  II  Condensed Financial Information of Registrant as of
        December 31, 2001, 2000 and 1999 and for the years ended
        December 31, 2001, 2000 and 1999                              S-2
  III Supplementary Insurance Information as of December 31, 2001,
        2000 and 1999 and for the years then ended                    S-4
  IV  Reinsurance as of December 31, 2001, 2000 and 1999
        and for the years then ended                                  S-5










REPORT OF INDEPENDENT ACCOUNTANTS


THE BOARD OF DIRECTORS AND SHAREHOLDERS AMERICAN INTERNATIONAL GROUP, INC.:

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of American International Group, Inc. and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                                  PricewaterhouseCoopers LLP

                                          New York, New York
                                          February 6, 2002

                             American International Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                                    2001            2000
====================================================================================================================================
ASSETS:
    Investments and cash:
      Fixed maturities:
        Bonds available for sale, at market value (amortized cost: 2001-$196,111;
           2000-$153,921)                                                                                   $199,774        $153,763
        Bonds held to maturity, at amortized cost (market value: 2001-$0;
           2000-$12,053)                                                                                          --          11,533
        Bond trading securities, at market value (cost: 2001-$844; 2000-$838)                                    842             846
      Equity securities:
        Common stocks (cost: 2001-$6,963; 2000-$7,051)                                                         6,188           6,805
        Non-redeemable preferred stocks (cost: 2001-$1,840; 2000-$1,318)                                       1,749           1,207
      Mortgage loans on real estate, net of allowance (2001-$114; 2000-$77)                                   10,774          10,661
      Policy loans                                                                                             5,786           5,465
      Collateral and guaranteed loans, net of allowance (2001-$23; 2000-$23)                                   1,532           1,717
      Financial services, and retirement savings & asset management assets:
        Flight equipment primarily under operating leases, net of accumulated depreciation
           (2001-$3,492; 2000-$2,723)                                                                         22,710          19,325
        Securities available for sale, at market value (cost: 2001-$17,793;
           2000-$14,636)                                                                                      17,801          14,669
        Trading securities, at market value                                                                    5,733           7,347
        Spot commodities, at market value                                                                        352             363
        Unrealized gain on interest rate and currency swaps, options and forward transactions                 11,493          10,235
        Trading assets                                                                                         6,234           7,045
        Securities purchased under agreements to resell, at contract value                                    21,681          14,991
        Finance receivables, net of allowance (2001-$532; 2000-$492)                                          13,955          13,327
      Other invested assets                                                                                   22,704          13,486
      Short-term investments, at cost (approximates market value)                                              7,392           6,502
      Cash                                                                                                       698             522
------------------------------------------------------------------------------------------------------------------------------------
        Total investments and cash                                                                           357,398         299,809



    Investment income due and accrued                                                                          3,682           3,522
    Premiums and insurance balances receivable-net of allowance (2001-$208; 2000-$88)                         11,647          10,636
    Reinsurance assets                                                                                        28,758          23,964
    Deferred policy acquisition costs                                                                         17,443          16,647
    Investments in partially-owned companies                                                                     902             336
    Real estate and other fixed assets, net of accumulated depreciation
      (2001-$3,532; 2000-$2,264)                                                                               4,833           4,126
    Separate and variable accounts                                                                            51,954          54,562
    Other assets                                                                                              16,365          13,069
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                                $492,982        $426,671
====================================================================================================================================

See Accompanying Notes to Financial Statements.

                             American International Group, Inc. and Subsidiaries

(in millions, except share amounts)
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                                   2001            2000
====================================================================================================================================
LIABILITIES:
    Reserve for losses and loss expenses                                                                   $ 44,792        $ 40,613
    Reserve for unearned premiums                                                                            13,148          12,510
    Future policy benefits for life and accident and health insurance contracts                              64,998          51,532
    Policyholders' contract deposits                                                                        119,402          99,327
    Other policyholders' funds                                                                                7,611           5,885
    Reserve for commissions, expenses and taxes                                                               3,381           2,807
    Insurance balances payable                                                                                3,207           2,794
    Funds held by companies under reinsurance treaties                                                        2,685           1,435
    Income taxes payable:
      Current                                                                                                   405             189
      Deferred                                                                                                2,881           3,032
    Financial services, and retirement savings & asset management liabilities:
      Borrowings under obligations of guaranteed investment agreements                                       16,392          13,595
      Securities sold under agreements to repurchase, at contract value                                      11,818          11,308
      Trading liabilities                                                                                     4,372           4,352
      Securities and spot commodities sold but not yet purchased, at market value                             8,331           7,701
      Unrealized loss on interest rate and currency swaps, options and forward transactions                   8,813           8,581
      Trust deposits and deposits due to banks and other depositors                                           2,290           1,895
      Commercial paper                                                                                        8,416           9,457
      Notes, bonds and loans payable                                                                         33,643          24,602
    Commercial paper                                                                                          3,476           3,590
    Notes, bonds, loans and mortgages payable                                                                 3,804           3,079
    Separate and variable accounts                                                                           51,954          54,562
    Minority interest                                                                                         1,509           1,465
    Other liabilities                                                                                        21,302          11,507
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                           438,630         375,818
------------------------------------------------------------------------------------------------------------------------------------

PREFERRED SHAREHOLDERS' EQUITY IN SUBSIDIARY COMPANIES                                                        2,202           3,414
------------------------------------------------------------------------------------------------------------------------------------


CAPITAL FUNDS:
    Common stock, $2.50 par value; 5,000,000,000 shares authorized;
      shares issued 2001-2,750,237,554; 2000-2,787,511,574                                                    6,876           6,914
    Additional paid-in capital                                                                                  669           2,830
    Retained earnings                                                                                        47,218          42,598
    Accumulated other comprehensive income (loss)                                                            (1,725)         (2,440)
    Treasury stock, at cost; 2001-134,805,555; 2000-164,905,649 shares of common stock
      (including 133,200,400 and 133,198,299 shares, respectively, held by subsidiaries)                       (888)         (2,463)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL FUNDS                                                                                          52,150          47,439
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, PREFERRED SHAREHOLDERS' EQUITY IN SUBSIDIARY COMPANIES AND CAPITAL FUNDS                $492,982        $426,671
====================================================================================================================================


See Accompanying Notes to Financial Statements.

                             American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                                     2001             2000             1999
====================================================================================================================================
GENERAL INSURANCE OPERATIONS:
    Net premiums written                                                                 $ 20,101         $ 17,526         $ 16,224
    Change in unearned premium reserve                                                       (736)            (119)            (680)
------------------------------------------------------------------------------------------------------------------------------------
    Net premiums earned                                                                    19,365           17,407           15,544
    Net investment income                                                                   2,893            2,701            2,517
    Realized capital gains (losses)                                                          (130)              38              295
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           22,128           20,146           18,356
------------------------------------------------------------------------------------------------------------------------------------
    Losses incurred                                                                        12,459           11,379            9,819
    Losses incurred: World Trade Center and related losses (WTC losses)                       769               --               --
    Loss expenses incurred                                                                  2,178            1,725            1,919
    Underwriting expenses (principally policy acquisition costs)                            3,871            3,518            3,137
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           19,277           16,622           14,875
------------------------------------------------------------------------------------------------------------------------------------
    OPERATING INCOME                                                                        2,851            3,524            3,481
------------------------------------------------------------------------------------------------------------------------------------
LIFE INSURANCE OPERATIONS:
    Premium income                                                                         19,243           17,173           15,480
    Net investment income                                                                  11,735           10,664            9,505
    Realized capital gains (losses)                                                          (254)            (162)            (148)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           30,724           27,675           24,837
------------------------------------------------------------------------------------------------------------------------------------
    Death and other benefits                                                               11,685            9,310            8,618
    Death and other benefits: WTC losses                                                      131               --               --
    Increase in future policy benefits                                                      7,945            8,478            7,244
    Acquisition and insurance expenses                                                      5,557            5,065            4,765
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           25,318           22,853           20,627
------------------------------------------------------------------------------------------------------------------------------------
    OPERATING INCOME                                                                        5,406            4,822            4,210
------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL SERVICES OPERATING INCOME                                                         1,999            1,678            1,432
------------------------------------------------------------------------------------------------------------------------------------
RETIREMENT SAVINGS & ASSET MANAGEMENT OPERATING INCOME                                      1,060            1,161              920
------------------------------------------------------------------------------------------------------------------------------------
OTHER REALIZED CAPITAL GAINS (LOSSES)                                                        (452)            (190)             (44)
------------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (DEDUCTIONS)-NET                                                                (708)            (657)            (600)
------------------------------------------------------------------------------------------------------------------------------------
ACQUISITION, RESTRUCTURING AND RELATED CHARGES                                             (2,017)            (315)              --
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGES                                                            8,139           10,023            9,399
------------------------------------------------------------------------------------------------------------------------------------
INCOME TAXES:
    Current                                                                                 1,919            1,697            2,151
    Deferred                                                                                  420            1,274              682
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            2,339            2,971            2,833
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF
    ACCOUNTING CHANGES                                                                      5,800            7,052            6,566
------------------------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST                                                                            (301)            (413)            (380)
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                       5,499            6,639            6,186
------------------------------------------------------------------------------------------------------------------------------------
CUMULATIVE EFFECT OF ACCOUNTING CHANGES, NET OF TAX                                          (136)             --               --
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                               $  5,363         $  6,639         $  6,186
====================================================================================================================================
EARNINGS PER COMMON SHARE:
    Basic
      Income before cumulative effect of accounting changes                              $   2.10         $   2.55         $   2.37
      Cumulative effect of accounting changes                                               (0.05)             --               --
      Net income                                                                             2.05             2.55            2.37
    Diluted
      Income before cumulative effect of accounting changes                              $   2.07         $   2.52         $   2.34
      Cumulative effect of accounting changes                                               (0.05)             --               --
      Net income                                                                             2.02             2.52            2.34
====================================================================================================================================
AVERAGE SHARES OUTSTANDING:
    Basic                                                                                   2,621            2,607            2,611
    Diluted                                                                                 2,650            2,638            2,650
====================================================================================================================================

See Accompanying Notes to Financial Statements.

                             American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CAPITAL FUNDS

(in millions, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                                     2001             2000             1999
====================================================================================================================================
PREFERRED STOCK:
    Balance at beginning of year                                                         $     --         $     --         $    248
      Conversion to common stock                                                               --               --             (248)
------------------------------------------------------------------------------------------------------------------------------------
    Balance at end of year                                                                     --               --               --
------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK:
    Balance at beginning of year                                                            6,914            4,870            4,013
      Issuance of common stock                                                                 --                7              (11)
      Adjustment in connection with AGC acquisition                                           (43)              --               --
      Stock split effected as dividend                                                         --            2,037              818
      Issued in conversion of Series E preferred stock to common stock                         --               --               24
      Issued in connection with redemption of Premium Equity
        Redemption Cumulative Security Units (PERCS Units)                                     --               --               21
      Issued under stock option and stock purchase plans                                        5               --                5
------------------------------------------------------------------------------------------------------------------------------------
    Balance at end of year                                                                  6,876            6,914            4,870
------------------------------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL:
    Balance at beginning of year                                                            2,830            2,324            1,529
      Issuance of common stock                                                                 --               (7)              11
      Excess of cost over proceeds of common stock issued under
        stock option and stock purchase plans                                                   2             (161)             (90)
      Excess of redemption value of Series E preferred stock over
        par value of common stock issued                                                       --               --              224
      Excess of proceeds over par value of common stock issued
        in connection with redemption of PERCS Units                                           --               --              410
      Excess of proceeds over par value of common stock issued
        under stock option and stock purchase plans                                            --               --               83
      Excess of proceeds over cost of common stock
        issued in connection with acquisitions                                                 --              616               --
      Conversion of preferred stock and preferred securities                                   --              (83)
      Adjustment in connection with AGC acquisition                                        (2,135)              --               --
      Other                                                                                   (28)             141              157
------------------------------------------------------------------------------------------------------------------------------------
    Balance at end of year                                                                    669            2,830            2,324
------------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS:
    Balance at beginning of year                                                           42,598           38,772           34,117
      Net income                                                                            5,363            6,639            6,186
      Stock dividends to shareholders                                                          --           (2,037)            (818)
      Cash dividends to shareholders:
        Preferred                                                                              --               (1)              (6)
        Common ($.16, $.14 and $.13 per share, respectively)                                 (743)            (775)            (703)
        Other                                                                                  --               --               (4)
------------------------------------------------------------------------------------------------------------------------------------
    Balance at end of year                                                                 47,218           42,598           38,772
------------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME:
    Balance at beginning of year                                                           (2,440)          (3,381)           1,589
      Unrealized appreciation (depreciation) of investments-net
        of reclassification adjustments                                                     1,513            1,467           (6,398)
        Deferred income tax (expense) benefit on changes                                     (500)            (316)           1,875
      Foreign currency translation adjustments                                               (455)            (273)            (432)
        Applicable income tax benefit (expense) on changes                                    111               63              (15)
      Net derivative losses arising from cash flow hedging activities                        (541)              --               --
        Deferred income tax benefit on changes                                                 98               --               --
        Cumulative effect of accounting change, net of tax                                    489               --               --
------------------------------------------------------------------------------------------------------------------------------------
      Other comprehensive income                                                              715              941           (4,970)
------------------------------------------------------------------------------------------------------------------------------------
    Balance at end of year                                                                 (1,725)          (2,440)          (3,381)
------------------------------------------------------------------------------------------------------------------------------------
TREASURY STOCK, AT COST:
    Balance at beginning of year                                                           (2,463)          (2,944)          (2,587)
      Cost of shares acquired during year                                                  (1,042)          (1,407)            (700)
      Issued under stock option and stock purchase plans                                      271              343              300
      Issued for conversion of preferred stock and preferred securities                        --              418               --
      Issued in connection with acquisitions                                                   --            1,127               43
      Adjustment in connection with AGC acquisition                                         2,311               --               --
      Other                                                                                    35               --               --
------------------------------------------------------------------------------------------------------------------------------------
    Balance at end of year                                                                   (888)          (2,463)          (2,944)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL FUNDS AT END OF YEAR                                                       $ 52,150         $ 47,439         $ 39,641
====================================================================================================================================

See Accompanying Notes to Financial Statements.

                             American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                                     2001             2000             1999
====================================================================================================================================
SUMMARY:
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                            $  7,710         $  9,081         $ 12,643
    NET CASH USED IN INVESTING ACTIVITIES                                                 (30,646)         (20,828)         (26,555)
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                              23,112           11,843           13,694
------------------------------------------------------------------------------------------------------------------------------------
    CHANGE IN CASH                                                                            176               96             (218)
    CASH AT BEGINNING OF YEAR                                                                 522              426              644
------------------------------------------------------------------------------------------------------------------------------------
    CASH AT END OF YEAR                                                                  $    698         $    522         $    426
====================================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                           $  5,363         $  6,639         $  6,186
====================================================================================================================================
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
      ACTIVITIES:
        Non-cash revenues, expenses, gains and losses included in income:
        Change in:
           General and life insurance reserves                                              7,405            7,928            7,890
           Premiums and insurance balances receivable and payable-net                         774            1,111             (328)
           Reinsurance assets                                                              (5,571)          (3,752)          (1,624)
           Deferred policy acquisition costs                                                  120             (984)          (2,020)
           Investment income due and accrued                                                 (125)            (346)            (185)
           Funds held under reinsurance treaties                                            1,228              572               24
           Other policyholders' funds                                                         727              239              516
           Current and deferred income taxes-net                                              648            1,408              586
           Reserve for commissions, expenses and taxes                                         55               68              373
           Other assets and liabilities-net                                                   559           (1,319)          (1,314)
           Trading assets and liabilities-net                                                 831             (721)            (407)
           Trading securities, at market value                                              1,614           (2,956)           1,277
           Spot commodities, at market value                                                   11              320             (207)
           Net unrealized gain on interest rate and currency swaps,
              options and forward transactions                                             (1,026)          (2,347)           3,519
           Securities purchased under agreements to resell                                 (6,690)          (4,094)          (6,059)
           Securities sold under agreements to repurchase                                     510            5,192            1,643
           Securities and spot commodities sold but not yet purchased,
              at market value                                                                 630            1,288            1,956
        Realized capital gains (losses)                                                       836              314             (103)
        Equity in income of partially-owned companies and other invested assets              (479)            (327)            (186)
        Depreciation expenses, principally flight equipment                                 1,437            1,243            1,130
        Change in cumulative translation adjustments                                         (439)            (273)            (432)
        Provision for finance receivable losses                                               395              307              242
        Other-net                                                                          (1,103)            (429)             166
------------------------------------------------------------------------------------------------------------------------------------
        Total adjustments                                                                   2,347            2,442            6,457
------------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                $  7,710         $  9,081         $ 12,643
====================================================================================================================================


See Accompanying Notes to Financial Statements.

                             American International Group, Inc. and Subsidiaries

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                                  2001              2000              1999
====================================================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:
      Cost of fixed maturities, at amortized cost matured or redeemed                $      --         $   1,227         $   1,062
      Cost of bonds, at market sold                                                     94,825            37,700            46,456
      Cost of bonds, at market matured or redeemed                                      14,403             7,359             8,178
      Cost of equity securities sold                                                     6,321             5,162             3,703
      Realized capital gains (losses)                                                     (836)             (314)              103
      Purchases of fixed maturities                                                   (132,961)          (58,001)          (73,169)
      Purchases of equity securities                                                    (6,619)           (6,085)           (3,821)
      Acquisitions, net of cash acquired                                                  (383)              (17)              (29)
      Mortgage, policy and collateral loans granted                                     (2,038)           (2,341)           (3,181)
      Repayments of mortgage, policy and collateral loans                                2,269             2,106             2,737
      Sales of securities available for sale                                             5,816             5,588             4,787
      Maturities of securities available for sale                                        2,303             1,559               787
      Purchases of securities available for sale                                       (11,264)           (8,890)           (7,869)
      Sales of flight equipment                                                            220               713             1,699
      Purchases of flight equipment                                                     (4,415)           (3,432)           (3,365)
      Net additions to real estate and other fixed assets                                 (700)           (1,033)             (602)
      Sales or distributions of other invested assets                                    4,298             4,397             2,995
      Investments in other invested assets                                              (5,531)           (6,285)           (4,827)
      Change in short-term investments                                                   5,210             1,314              (282)
      Investments in partially-owned companies                                            (541)               79                44
      Finance receivable originations and purchases                                     (8,774)           (7,812)           (7,720)
      Finance receivable principal payments received                                     7,751             6,346             5,926
      Other-net                                                                             --              (168)             (167)
------------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                $ (30,646)        $ (20,828)        $ (26,555)
====================================================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:
      Change in policyholders' contract deposits                                     $  13,943         $   5,451         $  10,551
      Change in trust deposits and deposits due to banks and other depositors              395              (280)              493
      Change in commercial paper                                                        (1,156)            2,222               851
      Proceeds from notes, bonds, loans and mortgages payable                           27,347            12,212            10,280
      Repayments on notes, bonds, loans and mortgages payable                          (17,597)          (10,770)           (8,157)
      Proceeds from guaranteed investment agreements                                    10,410             9,957             7,927
      Maturities of guaranteed investment agreements                                    (7,613)           (5,792)           (7,685)
      Redemption of subsidiary company preferred stock                                  (1,248)               --                --
      Proceeds from common stock issued                                                    239               144               244
      Proceeds from subsidiary company issuance of preferred stock                          --               742               194
      Cash dividends to shareholders                                                      (743)             (776)             (709)
      Acquisition of treasury stock                                                     (1,042)           (1,402)             (700)
      Proceeds from redemption of Premium Equity Redemption
        Cumulative Security Units                                                           --                --               431
      Other-net                                                                            177               135               (26)
------------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            $  23,112         $  11,843         $  13,694
====================================================================================================================================
SUPPLEMENTARY INFORMATION:
TAXES PAID                                                                           $   1,475         $   1,345         $   1,878
====================================================================================================================================
INTEREST PAID                                                                        $   3,950         $   3,524         $   2,739
====================================================================================================================================

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                                 2001               2000               1999
====================================================================================================================================
COMPREHENSIVE INCOME:
    Net income                                                                     $    5,363         $    6,639         $    6,186
------------------------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME:
    Unrealized appreciation (depreciation) of investments-net
      of reclassification adjustments                                                   1,513              1,467             (6,398)
        Deferred income tax (expense) benefit on above changes                           (500)              (316)             1,875
    Foreign currency translation adjustments (a)                                         (455)              (273)              (432)
      Applicable income tax (expense) benefit on above changes                            111                 63                (15)
    Net derivative losses arising from cash flow hedging activities                      (541)                --                 --
      Deferred income tax benefit on above changes                                         98                 --                 --
    Cumulative effect of accounting change, net of tax (b)                                150                 --                 --
    Cumulative effect of accounting change, net of tax (c)                                339                 --                 --
------------------------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME                                                                715                941             (4,970)
------------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                               $    6,078         $    7,580         $    1,216
====================================================================================================================================

(a) Includes insignificant derivative gains and losses arising from hedges of net investments in foreign operations.

(b) Consists of derivative gains and losses qualifying for cash flow hedging arising from the adoption of FASB 133.

(c) Represents the unrealized appreciation arising from the transfer of the bonds held to maturity portfolio to the bonds available for sale portfolio in connection with the implementation of FASB 133.


See Accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) PRINCIPLES OF CONSOLIDATION: On August 29, 2001 American General Corporation
(AGC), was acquired by American International Group, Inc. (AIG). In connection with the acquisition, AIG issued approximately 290 million shares of its common stock in exchange for all the outstanding common stock of AGC based on an exchange ratio of 0.5790 of a share of AIG common stock for each share of AGC common stock. The acquisition was accounted for as a pooling of interests and the accompanying financial statements have been prepared to retroactively combine AGC's financial statements with AIG's financial statements for all periods presented.

         All of the share information included herein reflects the application of the exchange ratio to the number of shares of AGC common stock outstanding at the relevant times rather than the number of shares of AIG common stock actually issued or outstanding at such times. In addition, AGC convertible preferred stock has been included based on its AGC common stock equivalent in the restated capital accounts.

         The following is a reconciliation of the individual company results to the combined results for 2000 and 1999:

(in millions)
--------------------------------------------------------------------------------
                                           AIG               AGC           Total
================================================================================
2000
  Revenues                             $45,972           $11,088         $57,060
  Net income                             5,636             1,003           6,639
1999
  Revenues                              40,656            10,674          51,330
  Net income                             5,055             1,131           6,186
--------------------------------------------------------------------------------

         On January 1, 1999, SunAmerica Inc. merged with and into AIG. AIG issued 187.5 million shares of its common stock in exchange for all the outstanding common stock and Class B stock of SunAmerica Inc., based on an exchange ratio of 0.855 shares of AIG common stock for each share of SunAmerica Inc. stock. The merger was accounted for as a pooling of interests.

         AIG subsidiaries write property, casualty, marine, life and financial lines insurance in approximately 130 countries and jurisdictions. Certain of AIG's foreign subsidiaries included in the consolidated financial statements report on a fiscal year ending November 30. The consolidated financial statements include the accounts of AIG and its majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

         HSB Group, Inc. (HSB) was acquired on November 22, 2000 and consolidated into AIG's financial statements during the fourth quarter of 2000. This acquisition was accounted for as a purchase.

         (b) BASIS OF PRESENTATION: The accompanying financial statements have been prepared on the basis of generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain accounts have been reclassified in the 2000 and 1999 financial statements to conform to their 2001 presentation.

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

         Life Insurance Operations: AIG's life insurance subsidiaries offer a wide range of traditional insurance and financial and investment products. Traditional products consist of individual and group life, annuity, endowment and accident and health policies. Financial and investment products consist of single premium annuity, variable annuities, guaranteed investment contracts, universal life and pensions. Premiums for traditional life insurance products and life contingent annuities, excluding accident and health products, are recognized as revenues when due. Estimates for premiums due but not yet collected are accrued. Benefits and expenses are provided against such revenues to recognize profits over the estimated life of the policies. Revenues for universal life and investment-type products consist of policy charges for the cost of insurance, administration and surrenders during the period. Policy charges collected with respect to future services are deferred and recognized in a manner similar to the deferred policy acquisition costs related to such products. Expenses include interest credited to policy account balances and benefit payments made in excess of policy account balances. Accident and health products are accounted for in a manner similar to general insurance products described above. Investment income reflects certain amounts of realized capital gains where the gains are deemed to be an inherent element in pricing certain life products in some foreign countries.

                             American International Group, Inc. and Subsidiaries

         Policy acquisition costs for traditional life insurance products are generally deferred and amortized over the premium paying period of the policy. Policy acquisition costs and policy initiation costs related to universal life and investment-type products (non-traditional products) are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits are composed of net interest income, net realized investment gains and losses, variable annuity fees, surrender charges and direct administrative expenses.

         The deferred acquisition costs with respect to non-traditional products are adjusted with respect to estimated gross profits as a result of changes in the net unrealized gains or losses on debt and equity securities available for sale. That is, as debt and equity securities available for sale are carried at aggregate fair value, an adjustment is made to deferred policy acquisition costs equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains/losses on debt and equity securities available for sale that is credited or charged directly to comprehensive income. Deferred policy acquisition costs have been decreased by $177 million at December 31, 2001 and increased by $222 million at December 31, 2000 for this adjustment. (See Note 4.)

         The liabilities for future policy benefits and policyholders' contract deposits are established using assumptions described in Note 6.

         Financial Services Operations: AIG participates in the derivatives dealer market conducting, primarily as principal, an interest rate, currency, equity and credit derivative products business. AIG also enters into structured transactions, including long-dated forward foreign exchange contracts, option transactions, liquidity facilities and investment agreements, and invests in a diversified portfolio of securities.

         AIG engages in market making and trading activities, as principal, in foreign exchange, interest rates and precious and base metals. AIG owns inventories in the commodities in which it trades and may reduce the exposure to market risk through the use of swaps, forwards, futures and option contracts.

         AIG, as lessor, leases flight equipment principally under operating leases. Accordingly, income is recognized over the life of the lease as rentals become receivable under the provisions of the lease or, in the case of leases with varying payments, under the straight-line method over the noncancelable term of the lease. In certain cases, leases provide for additional payments contingent on usage. AIG is also a remarketer of flight equipment for its own account and for airlines and financial institutions, and provides, for a fee, fleet management services to certain third-party operators. AIG's revenues from such operations consist of net gains on sales of flight equipment and commissions.

         AIG provides a wide variety of consumer finance products, including mortgages, retail sales finance and credit related insurance.

         Retirement Savings & Asset Management Operations: AIG's retirement savings & asset management operations offer a wide variety of investment vehicles and services, including variable annuities, mutual funds and investment asset management. Such products and services are offered to individuals and institutions both domestically and internationally. The fees generated with respect to retirement savings & asset management operations are recognized as revenues when earned. Costs incurred in the sale of variable annuities and mutual funds are deferred and subsequently amortized. With respect to variable annuities, acquisition costs are amortized in relation to the incidence of estimated gross profits to be realized over the estimated lives of the variable annuity contracts. With respect to the sale of mutual funds, acquisition costs are amortized over the estimated lives of the funds obtained.

         (c) NON-CASH TRANSACTIONS: During 2001, 2000, and 1999, AIG issued
291.6 million, 17.8 million and 187.5 million common shares in connection with acquisitions, respectively.

         (d) INVESTMENTS IN FIXED MATURITIES AND EQUITY SECURITIES: Where AIG may not have the positive intent to hold bonds and preferred stocks until maturity, these securities are considered to be available for sale and carried at current market values. Interest income with respect to fixed maturity securities is accrued currently.

         Fixed maturities held to maturity, at amortized cost, were transferred to bonds available for sale, at market value, as of January 1, 2001 as permitted and in accordance with the transition provisions of the Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FASB 133). (See Notes 1(x) and 8(d).)

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

         Realized capital gains and losses are determined principally by specific identification. Where declines in values of securities below cost or amortized cost are considered to be other than temporary, a charge is reflected in income for the difference between cost or amortized cost and estimated net fair value.

         (e) MORTGAGE LOANS ON REAL ESTATE, POLICY AND COLLATERAL LOANS -- NET:
Mortgage loans on real estate, policy loans and collateral loans are carried at unpaid principal balances. Interest income on such loans is accrued currently.

         Impairment of mortgage loans on real estate and collateral loans is based upon certain risk factors and when collection of all amounts due under the contractual term is not probable. This impairment is generally measured based on the present value of expected future cash flows discounted at the loan's effective interest rate subject to the fair value of underlying collateral. Interest income on such loans is recognized as cash is received.

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

         (h) FINANCE RECEIVABLES: Finance charges are recognized as revenue using the interest method. Revenue ceases to be accrued when contractual payments are not received for four consecutive months for loans and retail sales contracts, and for six months for revolving retail accounts and private label receivables. Extension fees, late charges, and prepayment penalties are recognized as revenue when received.

         Direct costs of originating loans, net of non-refundable points and fees, are deferred and included in the carrying amount of the related loans. The amount deferred is recognized as an adjustment to finance charge revenues, using the interest method over the lesser of the contractual term or the expected life based on prepayment experience. If loans are prepaid, any remaining deferral is charged or credited to revenue.

         Foreclosure proceedings are initiated on real estate loans when four monthly installments are past due and these loans are charged off at foreclosure. All other finance receivables are charged off when minimal or no collections have been made for six months.

         The allowance for finance receivable losses is maintained at a level considered adequate to absorb anticipated credit losses in the existing portfolio. The portfolio is periodically evaluated on a pooled basis and considers factors such as economic conditions, portfolio composition, and loss and delinquency experience in the evaluation of the allowance.

         (i) TRADING SECURITIES, AT MARKET VALUE: Trading securities are held to meet short term investment objectives, including hedging securities. These securities are recorded on a trade date basis and carried at current market values. Unrealized gains and losses are reflected in income currently.

         (j) SPOT COMMODITIES, AT MARKET VALUE: Spot commodities are carried at current market values and are recorded on a trade date basis. The exposure to market risk may be reduced through the use of forwards, futures and option contracts. Unrealized gains and losses of both commodities and any derivative transactions are reflected in income currently.

         (k) UNREALIZED GAIN AND UNREALIZED LOSS ON INTEREST RATE AND CURRENCY SWAPS, OPTIONS AND FORWARD TRANSACTIONS: Interest rate swaps, currency swaps, equity swaps, swaptions, options and forward transactions are accounted for as contractual commitments recorded on a trade date basis and are carried at current market values or estimated fair values when market values are not available. Unrealized gains and losses are reflected in income currently. Estimated fair values are based on the use of valuation models that utilize, among other things, current interest, foreign exchange and volatility rates. AIG Financial Products Corp. and its subsidiaries (AIGFP) attempts to secure reliable and independent current market prices, such as published exchange prices, external subscription services' prices such as

                             American International Group, Inc. and Subsidiaries

Bloomberg or Reuters or third party broker quotes for use in these models. When such prices are not available, AIGFP uses an internal methodology which includes interpolation or extrapolation from verifiable prices nearest to the dates of the transactions. These valuations represent an assessment of the present values of expected future cash flows of these transactions and reflect market and credit risk. The portfolio's discounted cash flows are evaluated with reference to current market conditions, maturities within the portfolio and other relevant factors. Based upon this evaluation, it is determined what offsetting transactions, if any, are necessary to reduce the market risk of the portfolio. AIG manages its market risk with a variety of transactions, including swaps, trading securities, futures and forward contracts and other transactions as appropriate. Because of the limited liquidity of some of these instruments, the recorded values of these transactions may be different than the values that might be realized if AIG were to sell or close out the transactions prior to maturity. AIG believes that such differences are not significant to the results of operations, financial condition or liquidity. Such differences would be immediately recognized when the transactions are sold or closed out prior to maturity.

         (l) TRADING ASSETS AND TRADING LIABILITIES: Trading assets and trading liabilities include option premiums paid and received and receivables from and payables to counterparties which relate to unrealized gains and losses on futures, forwards and options and balances due from and due to clearing brokers and exchanges.

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

         (m) SECURITIES PURCHASED (SOLD) UNDER AGREEMENTS TO RESELL (REPURCHASE), AT CONTRACT VALUE: Purchases of securities under agreements to resell and sales of securities under agreements to repurchase are accounted for as collateralized lending transactions and are recorded at their contracted resale or repurchase amounts, plus accrued interest. Generally, it is AIG's policy to take possession of or obtain a security interest in securities purchased under agreements to resell.

         AIG minimizes the credit risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring customer credit exposure and collateral value and generally requiring additional collateral to be deposited with AIG when deemed necessary.

         AIG also enters into dollar roll agreements. These are agreements to sell mortgage-backed securities and to repurchase substantially the same securities at a specified price and date in the future. The dollar rolls are accounted for as collateralized financings and the repurchase obligation is a component of other liabilities. At December 31, 2001, 2000 and 1999, there were no dollar rolls outstanding.

         (n) OTHER INVESTED ASSETS: Other invested assets consist primarily of investments by AIG's insurance operations in joint ventures and partnerships, invested collateral with respect to AIG's securities lending program and other investments not classified elsewhere herein.

         The joint ventures and partnerships are carried at equity or cost depending on the equity ownership position.

         AIG's insurance operations lend their securities and primarily take cash as collateral with respect to the securities lent. Income earned is recorded in the respective insurance operations net investment income.

         Other investments are carried at cost or market values depending upon the nature of the underlying assets.

         Unrealized gains and losses from the revaluation of those investments carried at fair values are reflected in comprehensive income, net of any related deferred income taxes or realized capital gains or losses.

         (o) REINSURANCE ASSETS: Reinsurance assets include the balances due from both reinsurance and insurance companies under the terms of AIG's reinsurance agreements for paid and unpaid losses and loss expenses, ceded unearned premiums and ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. It also includes funds held under reinsurance treaties. Amounts related to paid and unpaid losses and loss expenses with respect to these reinsurance agreements are substantially collateralized.

         (p) INVESTMENTS IN PARTIALLY-OWNED COMPANIES: The equity method of accounting is used for AIG's investment in companies in which AIG's ownership interest approximates twenty but is not greater than fifty percent (minority-owned companies). At December 31, 2001, AIG's significant investments in partially-owned companies included its 24.4 percent interest in IPC Holdings, Ltd. and its 23.4 percent interest in Allied World Assurance Holdings, Ltd. This balance sheet caption also includes investments in less significant partially-owned companies and in certain minor majority-owned subsidiaries. The amounts of dividends received from unconsolidated entities owned less than 50 percent were $3 million, $3 million and $13 million in 2001, 2000 and 1999 respectively. The undistributed earnings of unconsolidated entities owned less than 50 percent was $55 million as of December 31, 2001.

         (q) REAL ESTATE AND OTHER FIXED ASSETS: The costs of buildings and furniture and equipment are depreciated principally on a straight-line basis over their estimated useful lives (maximum of 40 years for buildings and 10 years for furniture and equipment). Expenditures for maintenance and repairs are charged to income as incurred; expenditures for betterments are capitalized and depreciated.

         From time to time, AIG assesses the carrying value of its real estate relative to the market values of real estate within the specific local area. At December 31, 2001, there were no impairments.

         (r) SEPARATE AND VARIABLE ACCOUNTS: Separate and variable accounts represent funds for which investment income and investment gains and losses accrue directly to the policyholders who predominantly bear the investment risk. Each account has specific investment objectives, and the assets are carried at market value. The assets of each account are legally segregated and are not subject to claims which arise out of any other business of AIG. The liabilities for these accounts are equal to the account assets.

         (s) SECURITIES AND SPOT COMMODITIES SOLD BUT NOT YET PURCHASED, AT MARKET VALUE: Securities and spot commodities sold but not yet purchased represent sales of securities and spot commodities not owned at the time of sale. The obligations arising from such transactions are recorded on a trade date basis and carried at the respective current market values or current commodity prices. Unrealized gains or losses are reflected in income currently.

         (t) PREFERRED SHAREHOLDERS' EQUITY IN SUBSIDIARY COMPANIES: Preferred shareholders' equity in subsidiary companies relates to outstanding preferred stock or interest of ILFC and certain subsidiaries of SunAmerica, AGC and HSB, wholly owned subsidiaries of AIG. Cash distributions on such preferred stock or interest are accounted for as interest expense and included as minority interest in the consolidated statement of income.

         (u) TRANSLATION OF FOREIGN CURRENCIES: Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" (FASB 52). Under FASB 52, functional currency assets and liabilities are translated into U.S. dollars generally using current rates of exchange prevailing at the balance sheet date of each respective subsidiary and the related translation adjustments are recorded as a separate component of comprehensive income, net of any related taxes in capital funds. Functional currencies are generally the currencies of the local operating environment. Income statement accounts expressed in functional currencies are translated using average exchange rates. The adjustments resulting from translation of financial statements of foreign entities operating in highly inflationary economies are recorded in income. Exchange gains and losses resulting from foreign currency transactions are also recorded in income currently. The exchange gain or loss with respect to utilization of foreign exchange hedging instruments is recorded as a component of comprehensive income.

         (v) INCOME TAXES: Deferred federal and foreign income taxes are provided for temporary differences for the expected future tax consequences of events that have been recognized in AIG's financial statements or tax returns.

         (w) EARNINGS PER SHARE: Basic earnings per common share are based on the weighted average number of common shares outstanding, retroactively adjusted to reflect all stock dividends and stock splits. Diluted earnings per share are based on those shares used in basic earnings per share plus shares that would have been outstanding assuming issuance of common shares for all dilutive potential common shares outstanding, retroactively adjusted to reflect all stock dividends and stock splits.

                             American International Group, Inc. and Subsidiaries

         The computation of earnings per share for December 31, 2001, 2000 and 1999 was as follows:

(in millions, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                             2001                 2000                 1999
====================================================================================================================================
NUMERATOR FOR BASIC EARNINGS PER SHARE:
Income before cumulative effect
  of accounting changes                                                           $ 5,499              $ 6,639              $ 6,186
Cumulative effect of accounting
  changes, net of tax                                                                (136)                  --                   --
Net income                                                                          5,363                6,639                6,186
Less:
  Dividends on convertible
    preferred stock                                                                    --                   --                   (6)
------------------------------------------------------------------------------------------------------------------------------------
Net income applicable to
  common stock                                                                    $ 5,363              $ 6,639              $ 6,180
====================================================================================================================================
DENOMINATOR FOR BASIC EARNINGS
  PER SHARE:
Average shares outstanding used in the
  computation of per share earnings:
  Common stock issued                                                               2,762                2,796                2,808
  Common stock in treasury                                                           (141)                (189)                (197)
------------------------------------------------------------------------------------------------------------------------------------
Average shares outstanding -- basic                                                 2,621                2,607                2,611
====================================================================================================================================
NUMERATOR FOR DILUTED EARNINGS
  PER SHARE:
Income before cumulative effect
  of accounting changes                                                           $ 5,499              $ 6,639              $ 6,186
Cumulative effect of accounting
  changes, net of tax                                                                (136)                  --                   --
Net income                                                                          5,363                6,639                6,186
Dividends on convertible preferred
  securities                                                                           --                    5                   11
------------------------------------------------------------------------------------------------------------------------------------
Net income applicable to common stock                                             $ 5,363              $ 6,644              $ 6,197
====================================================================================================================================
DENOMINATOR FOR DILUTED EARNINGS PER SHARE:
Average shares outstanding                                                          2,621                2,607                2,611
Incremental shares from potential common stock:
Average number of shares arising
  from outstanding employee stock
  plans (treasury stock method)                                                        29                   27                   29
Average number of shares issuable
  upon conversion of convertible
  securities and preferred stock                                                       --                    4                   10
------------------------------------------------------------------------------------------------------------------------------------
Average shares outstanding -- diluted                                               2,650                2,638                2,650
====================================================================================================================================
EARNINGS PER SHARE:
Basic:
Income before cumulative effect
  of accounting changes                                                           $  2.10              $  2.55              $  2.37
Cumulative effect of accounting changes                                             (0.05)                  --                   --
Net income                                                                        $  2.05              $  2.55              $  2.37
------------------------------------------------------------------------------------------------------------------------------------
Diluted:
Income before cumulative effect
  of accounting changes                                                           $  2.07              $  2.52              $  2.34
Cumulative effect of accounting changes                                             (0.05)                  --                   --
Net income                                                                        $  2.02              $  2.52              $  2.34
====================================================================================================================================

         (x) ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board (FASB) issued FASB 133. In June 2000, FASB issued Statement of Financial Accounting Standards No. 138 "Accounting for Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133" (collectively, FASB 133).

         FASB 133 requires AIG to recognize all derivatives in the consolidated balance sheet at fair value. The financial statement recognition of the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative and the extent to which it is effective as part of a hedge transaction. The changes in fair value of the derivative transactions of AIGFP and AIG Trading Group Inc. and its subsidiaries (AIGTG) are currently presented, in all material respects, as a component of AIG's operating income. The discussion below relates to the derivative activities of AIG other than those of AIGFP and AIGTG.

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

         In accordance with the transition provisions of FASB 133, AIG recorded in its consolidated income statement for 2001 a cumulative effect of an accounting change adjustment loss of $6 million. This loss represents the net fair value of all previous unrecorded derivative instruments as of January 1, 2001, net of tax and after the application of hedge accounting. AIG also recorded in its consolidated statement of comprehensive income for 2001 a cumulative effect of an accounting change adjustment gain of $150 million. This gain represents the increase in other comprehensive income, net of taxes, arising from recognizing the fair value of all derivative contracts designated as cash flow hedging instruments, and to a lesser extent, hedging instruments used to hedge net investments in foreign operations.

         AIG (excluding its two trading operations, AIGFP and AIGTG) uses derivative instruments (principally swap and forward contracts) to minimize AIG's asset-liability exposure and foreign currency and interest rate exposures. These risks arise primarily from available-for-sale fixed income securities, debt, and policyholder account balance liabilities associated with guaranteed investment contracts. Other hedging activities, such as those involving forecasted transactions or equity securities, are not significant. During 2001, there were no hedges that were discontinued or otherwise no longer qualify as hedges under FASB 133. With respect to both fair value hedges and cash flow hedges, hedge ineffectiveness was insignificant for 2001. During 2001, there were minor reclassifications to earnings from other comprehensive income under cash flow hedge accounting. These reclassifications were connected to programs of synthetically converting certain investment securities, debt issuances or policyholder account balance liabilities associated with guaranteed investment contracts, from a floating interest rate to a fixed interest rate. As at December 31, 2001, the maximum amount of net derivative losses to be reclassified into net income within the next twelve months is insignificant. The maximum length of time over which future cash flows are hedged is approximately 16 years.

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

         In accordance with the transition provisions of FASB 133, AIG transferred bonds in the held to maturity, at amortized cost category into the bonds available for sale, at market value category at January 1, 2001. The amortized cost of the bonds transferred was $11.53 billion. The unrealized appreciation, net of deferred tax expense was approximately $339 million at the date of transfer and was recorded as a cumulative effect of an accounting change within other comprehensive income. Under the provisions of FASB 133, such a transfer does not affect AIG's intent nor its ability to hold current or future bonds to their maturity.

         In January 2001, the Emerging Issues Task Force (EITF) issued EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." EITF 99-20 provides guidance on the calculation of interest income and the recognition of impairments related to beneficial interests held in an investment portfolio. Beneficial interests are investments that represent rights to receive specified cash flows from a pool of underlying assets (i.e., collateralized debt obligations). In accordance with the transition provisions of EITF 99-20, AIG recorded in its consolidated income statement for 2001 a cumulative effect of an accounting change adjustment loss of $130 million ($200 million before tax).

         In June 2001, FASB issued Statement of Financial Accounting Standard No. 141 "Business Combinations" (FASB 141). FASB 141 requires AIG, among other things, to apply the purchase method of accounting for all acquisitions initiated after June 30, 2001.

         In June 2001, FASB issued Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" (FASB 142). FASB 142 requires AIG to discontinue the amortization of goodwill in its consolidated income statement.

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

2. FOREIGN OPERATIONS

Certain subsidiaries operate solely outside of the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written and/or investment and non-insurance related operations are located. In addition, certain of AIG's domestic subsidiaries have branch and/or subsidiary operations and substantial assets and liabilities in foreign countries. Certain countries have restrictions on the conversions of funds which generally cause a delay in the outward remittance of such funds. Approximately 26 percent and 23 percent of consolidated assets at December 31, 2001 and 2000, respectively, and 41 percent, 40 percent and 39 percent of revenues for the years ended December 31, 2001, 2000 and 1999, respectively, were located in or derived from foreign countries (other than Canada). (See Note 19.)

3. FEDERAL INCOME TAXES

(a) AIG and its domestic subsidiaries, excluding the AGC and SunAmerica life insurance companies and their subsidiaries, file a consolidated U.S. Federal income tax return. Each of AGC's and SunAmerica's life insurance companies and their subsidiaries file a consolidated U.S. Federal income tax return.

                             American International Group, Inc. and Subsidiaries

         Revenue Agent's Reports proposing to assess additional taxes for the years 1987, 1988, 1989 and 1990 have been issued to AIG and Letters of Protest contesting the proposed assessments have been filed with the Internal Revenue Service (IRS). In addition, Revenue Agent's Reports proposing to assess additional taxes for the years ended September 30, 1993 and 1994 have been issued to SunAmerica. Such proposed assessments relate to years prior to AIG's acquisition of SunAmerica. Letters of Protest contesting the proposed assessments have been filed with the IRS. It is management's belief that there are substantial arguments in support of the positions taken by AIG and SunAmerica in their Letters of Protest. AIG also believes that any changes in its tax obligations resulting from these examinations will not be significant to AIG's financial condition, results of operations or liquidity. All AIG, SunAmerica and AGC consolidated tax returns are audited by the IRS. Although the final outcome of any issues raised in connection with these audits is uncertain, AIG believes that the ultimate liability, including interest, will be immaterial to AIG's results of operations, financial condition and liquidity.

         A component of life insurance surplus accumulated prior to 1984 is not taxable unless it exceeds certain statutory limitations or is distributed to shareholders. This surplus, accumulated in policyholder surplus accounts, totaled approximately $945 million at December 31, 2001. AIG has not made any provision in the accompanying financial statements for taxation of this amount as management has no intention of making any distributions from this surplus.

         Foreign income not expected to be taxed in the United States has arisen because AIG's foreign subsidiaries were generally not subject to U.S. income taxes on income earned prior to January 1, 1987. Such income would become subject to U.S. income taxes at current tax rates if remitted to the United States or if other events occur which would make these amounts currently taxable. The cumulative amount of translated undistributed earnings of AIG's foreign subsidiaries currently not subject to U.S. income taxes was approximately $4.5 billion at December 31, 2001. Management presently has not subjected and has no intention of subjecting these accumulated earnings to material U.S. income taxes and no provision has been made in the accompanying financial statements for such taxes.

         (b) The U.S. Federal income tax rate is 35 percent for 2001, 2000 and 1999. Actual tax expense on income differs from the "expected" amount computed by applying the Federal income tax rate because of the following:

(dollars in millions)
------------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                               2001                   2000                    1999
                                                              ----------------------  ---------------------  -----------------------
                                                                           PERCENT                 Percent                 Percent
                                                                          OF PRE-TAX             of pre-tax              of pre-tax
                                                              AMOUNT        INCOME    Amount       income    Amount        income
====================================================================================================================================
"Expected" tax expense                                        $2,849         35.0%    $3,508        35.0%    $3,289         35.0%
  Adjustments:
    Tax exempt interest                                         (277)        (3.4)      (294)       (2.9)      (299)        (3.2)
    Dividends received deduction                                 (64)        (0.8)       (50)       (0.5)       (38)        (0.4)
    State income taxes                                            49          0.6         52         0.5         55          0.6
    Foreign income not expected to be taxed in the U.S.,
      less foreign income taxes                                 (149)        (1.8)      (110)       (1.1)       (81)        (0.9)
    Affordable housing tax credits                               (37)        (0.5)       (48)       (0.5)       (55)        (0.6)
    Other                                                        (32)        (0.4)       (87)       (0.9)       (38)        (0.4)
------------------------------------------------------------------------------------------------------------------------------------
Actual tax expense                                            $2,339         28.7%    $2,971        29.6%    $2,833         30.1%
====================================================================================================================================
Foreign and domestic components of actual tax expense:
  Foreign:
    Current                                                   $  449                  $  450                 $  403
    Deferred                                                     304                     131                    123
  Domestic*:
    Current                                                    1,470                   1,244                  1,748
    Deferred                                                     116                   1,146                    559
------------------------------------------------------------------------------------------------------------------------------------
Total                                                         $2,339                  $2,971                 $2,833
====================================================================================================================================

*Including U.S. tax on foreign income.

      (c) The components of the net deferred tax liability as of December 31, 2001 and December 31, 2000 were as follows:

(in millions)
--------------------------------------------------------------------------------
                                                             2001          2000
================================================================================
Deferred tax assets:
  Loss reserve discount                                    $1,269        $1,311
  Unearned premium reserve reduction                          365           401
  Accruals not currently deductible                           516           458
  Adjustment to life policy reserves                        1,970         2,089
  Cumulative translation adjustment                           341           225
  Litigation settlements                                      --            101
  Other                                                     1,241           309
--------------------------------------------------------------------------------
                                                            5,702         4,894
--------------------------------------------------------------------------------
Deferred tax liabilities:
  Deferred policy acquisition costs                         4,357         4,501
  Financial service products mark to market
    differential                                              622           599
  Depreciation of flight equipment                          1,928         1,504
  Acquisition net asset basis adjustments                       8            27
  Unrealized appreciation of investments                      590            15
  Other                                                     1,078         1,280
--------------------------------------------------------------------------------
                                                            8,583         7,926
--------------------------------------------------------------------------------
Net deferred tax liability                                 $2,881        $3,032
================================================================================

4. DEFERRED POLICY ACQUISITION COSTS

The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to income for general and life insurance operations, excluding certain amounts deferred and amortized in the same period:

(in millions)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                           2001        2000        1999
================================================================================
General insurance operations:
  Balance at beginning of year                  $ 2,438     $ 2,132     $ 1,852
--------------------------------------------------------------------------------
  Acquisition costs deferred
    Commissions                                   1,012         876         799
    Other                                         1,217       1,138       1,009
--------------------------------------------------------------------------------
                                                  2,229       2,014       1,808
--------------------------------------------------------------------------------
  Amortization charged to income
    Commissions                                     880         748         642
    Other                                         1,136         960         886
--------------------------------------------------------------------------------
                                                  2,016       1,708       1,528
--------------------------------------------------------------------------------
  Balance at end of year                        $ 2,651     $ 2,438     $ 2,132
================================================================================
Life insurance operations:
  Balance at beginning of year                  $14,209     $13,642     $10,438
--------------------------------------------------------------------------------
  Acquisition costs deferred
    Commissions                                   2,062       1,937       1,851
    Other                                         1,212         828       1,304
--------------------------------------------------------------------------------
                                                  3,274       2,765       3,155
--------------------------------------------------------------------------------
  Amortization charged to income
    Commissions                                     918       1,305       1,273
    Other*                                        1,377         498      (1,187)
--------------------------------------------------------------------------------
                                                  2,295       1,803          86
--------------------------------------------------------------------------------
  Increase (decrease) due to
    foreign exchange                               (396)       (395)        135
--------------------------------------------------------------------------------
Balance at end of year                          $14,792     $14,209     $13,642
================================================================================
Total deferred policy acquisition costs         $17,443     $16,647     $15,774
================================================================================

* Includes adjustments as a result of changes in the net unrealized gains or losses on debt and equity securities available for sale. Such adjustments were included with the change in net unrealized gains/losses on debt and equity securities available for sale that were credited or charged directly to comprehensive income.

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

                             American International Group, Inc. and Subsidiaries

         AIG life companies limit exposure to loss on any single life. For ordinary insurance, AIG retains a maximum of approximately one million dollars of coverage per individual life with respect to AIG's overseas life operations and $2.5 million of coverage per individual life with respect to AIG's domestic life operations. There are smaller retentions for other lines of business. Life reinsurance is effected principally under yearly renewable term treaties. The premiums with respect to these treaties are considered prepaid reinsurance premiums and are amortized into income over the contract period in proportion to the protection provided. Amounts recoverable from life reinsurers are estimated in a manner consistent with the assumptions used for the underlying policy benefits and are presented as a component of reinsurance assets.

         General insurance premiums written and earned were comprised of the following:

(in millions)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                 WRITTEN         EARNED
================================================================================
2001
Gross premiums                                           $29,640        $28,850
Ceded premiums                                            (9,539)        (9,485)
--------------------------------------------------------------------------------
Net premiums                                             $20,101        $19,365
================================================================================
2000
Gross premiums                                           $25,050        $24,062
Ceded premiums                                            (7,524)        (6,655)
--------------------------------------------------------------------------------
Net premiums                                             $17,526        $17,407
================================================================================
1999
Gross premiums                                           $22,569        $21,187
Ceded premiums                                            (6,345)        (5,643)
--------------------------------------------------------------------------------
Net premiums                                             $16,224        $15,544
================================================================================

         For the years ended December 31, 2001, 2000 and 1999, reinsurance recoveries, which reduced loss and loss expenses incurred, amounted to $8.80 billion, $6.00 billion and $5.13 billion, respectively.

         Life insurance net premium income was comprised of the following:

(in millions)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                       2001         2000         1999
================================================================================
Gross premium income                         $20,158      $17,935      $16,356
Ceded premiums                                  (915)        (762)        (876)
--------------------------------------------------------------------------------
Net premium income                           $19,243      $17,173      $15,480
================================================================================

         Life insurance recoveries, which reduced death and other benefits, approximated $646 million, $331 million and $512 million, respectively, for the years ended December 31, 2001, 2000 and 1999.

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

         Life insurance ceded to other insurance companies was as follows:

(in millions)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                2001              2000              1999
================================================================================
Life insurance in-force             $238,644          $185,705          $163,982
================================================================================

         Life insurance assumed represented 0.2 percent of gross life insurance in-force at December 31, 2001, 0.2 percent for 2000 and 0.4 percent for 1999 and life insurance premium income assumed represented 0.3 percent, 0.4 percent and
1.9 percent of gross premium income for the periods ended December 31, 2001, 2000 and 1999.

         Supplemental information for gross loss and benefit reserves net of ceded reinsurance at December 31, 2001 and 2000 follows:

(in millions)
--------------------------------------------------------------------------------
                                                        AS             NET OF
                                                    REPORTED         REINSURANCE
================================================================================
2001
Reserve for losses and loss expenses                $(44,792)        $(25,896)
Future policy benefits for life and accident
  and health insurance contracts                     (64,998)         (63,894)
Premiums and insurance balances
  receivable - net                                    11,647           15,468
Funds held under reinsurance treaties                     --            1,559
Reserve for unearned premiums                        (13,148)          (9,770)
Reinsurance assets                                    28,758               --
================================================================================
2000
Reserve for losses and loss expenses                $(40,613)        $(24,952)
Future policy benefits for life and accident
  and health insurance contracts                     (51,532)         (50,464)
Premiums and insurance balances
  receivable - net                                    10,636           13,968
Funds held under reinsurance treaties                     --              578
Reserve for unearned premiums                        (12,510)          (9,185)
Reinsurance assets                                    23,964               --
================================================================================

6. RESERVE FOR LOSSES AND LOSS EXPENSES AND FUTURE LIFE POLICY BENEFITS AND POLICYHOLDERS' CONTRACT DEPOSITS

         (a) The following analysis provides a reconciliation of the activity in the reserve for losses and loss expenses:

(in millions)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                     2001           2000           1999
================================================================================
At beginning of year:
  Reserve for losses and
    loss expenses                        $ 40,613       $ 38,252       $ 38,310
  Reinsurance recoverable                 (15,661)       (13,652)       (13,691)
--------------------------------------------------------------------------------
                                           24,952         24,600         24,619
--------------------------------------------------------------------------------
Acquisitions                                   --            236             --
--------------------------------------------------------------------------------
Losses and loss expenses incurred:
  Current year                             14,870         13,356         12,122
  Prior years                                 536           (252)          (384)
--------------------------------------------------------------------------------
Total                                      15,406         13,104         11,738
================================================================================
Losses and loss expenses paid:
  Current year                              5,199          5,205          4,978
  Prior years                               9,263          7,783          6,779
--------------------------------------------------------------------------------
Total                                      14,462         12,988         11,757
================================================================================
At end of year:
  Net reserve for losses and
    loss expenses                          25,896         24,952         24,600
  Reinsurance recoverable                  18,896         15,661         13,652
--------------------------------------------------------------------------------
Total                                    $ 44,792       $ 40,613       $ 38,252
================================================================================

         (b) The analysis of the future policy benefits and policyholders' contract deposits liabilities as at December 31, 2001 and 2000 follows:

(in millions)
--------------------------------------------------------------------------------
                                                            2001            2000
================================================================================
Future policy benefits:
  Long duration contracts                               $ 63,013        $ 49,304
  Short duration contracts                                 1,985           2,228
--------------------------------------------------------------------------------
Total                                                   $ 64,998        $ 51,532
================================================================================
Policyholders' contract deposits:
  Annuities                                             $ 72,100        $ 60,446
  Guaranteed investment contracts (GICs)                  31,551          25,344
  Corporate life products                                  1,977           2,175
  Universal life                                          11,869          10,455
  Other investment contracts                               1,905             907
--------------------------------------------------------------------------------
Total                                                   $119,402        $ 99,327
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

         (ii) Mortality and surrender rates are based upon actual experience by geographical area modified to allow for variations in policy form. The weighted average lapse rate, including surrenders, for individual and group life approximated 8.3 percent.

         (iii) The portions of current and prior net income and of current unrealized appreciation of investments that can inure to the benefit of AIG are restricted in some cases by the insurance contracts and by the local insurance regulations of the countries in which the policies are in force.

         (iv) Participating life business represented approximately 30 percent of the gross insurance in-force at December 31, 2001 and 36 percent of gross premium income in 2001. The amount of annual dividends to be paid is determined locally by the Boards of Directors. Provisions for future dividend payments are computed by jurisdiction, reflecting local regulations.

         (d) The liability for policyholders' contract deposits has been established based on the following assumptions:

         (i) Interest rates credited on deferred annuities, which vary by territory and year of issuance, range from 1.5 percent to 9.2 percent. Current declared interest rates are generally guaranteed to remain in effect for a period of one year though some are guaranteed for longer periods. Withdrawal charges generally range from zero percent to 20.0 percent grading to zero over a period of zero to 10 years.

         (ii) Domestically, GICs have market value withdrawal provisions for any funds withdrawn other than benefit responsive payments. Interest rates credited generally range from 2.0 percent to 8.7 percent. The vast majority of these GICs mature within 10 years. Overseas, interest rates credited on GICs generally range from 2.5 percent to 7.3 percent and maturities range from 1 to 5 years.

         (iii) Interest rates on corporate life insurance products are guaranteed at 4.0 percent and the weighted average rate credited in 2001 was 6.4 percent.

         (iv) The universal life funds have credited interest rates of 4.0 percent to 7.5 percent and guarantees ranging from 3.0 percent to 5.5 percent depending on the year of issue. Additionally, universal life funds are subject to surrender charges that amount to 13.2 percent of the aggregate fund balance grading to zero over a period not longer than 20 years.

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

                             American International Group, Inc. and Subsidiaries


7. STATUTORY FINANCIAL DATA

Statutory surplus and net income for general insurance and life insurance operations as reported to regulatory authorities were as follows:

(in millions)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                           2001        2000         1999
================================================================================
Statutory surplus:
  General insurance                             $17,717     $16,934      $16,225
  Life insurance                                 18,302      16,849       14,312
Statutory net income*:
  General insurance                               1,922       2,508        2,458
  Life insurance                                  2,106       2,314        2,427
================================================================================

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

8. INVESTMENT INFORMATION

(a) STATUTORY DEPOSITS: Cash and securities with carrying values of $4.55 billion and $5.63 billion were deposited by AIG's subsidiaries under requirements of regulatory authorities as of December 31, 2001 and 2000, respectively.

         (b) NET INVESTMENT INCOME: An analysis of the net investment income from the general and life insurance operations follows:

(in millions)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                      2001           2000           1999
================================================================================
General insurance:
  Fixed maturities                         $ 1,708        $ 1,815        $ 1,852
  Equity securities                            269            214            101
  Short-term investments                        64             70             52
  Other invested assets                        482            556            399
  Miscellaneous (net of interest
    expense on funds held)                     562            189            256
--------------------------------------------------------------------------------
  Total investment income                    3,085          2,844          2,660
  Investment expenses                          192            143            143
--------------------------------------------------------------------------------
Net investment income                      $ 2,893        $ 2,701        $ 2,517
================================================================================
Life insurance:
  Fixed maturities                         $ 9,137        $ 8,253        $ 7,369
  Equity securities                            146            112            103
  Short-term investments                       281            332            395
  Interest on mortgage, policy
    and collateral loans                     1,141          1,075          1,009
  Other                                      1,395          1,191            920
--------------------------------------------------------------------------------
Total investment income                     12,100         10,963          9,796
Investment expenses                            365            299            291
--------------------------------------------------------------------------------
Net investment income                      $11,735        $10,664        $ 9,505
================================================================================

         (c) INVESTMENT GAINS AND LOSSES: The realized capital gains (losses) and increase (decrease) in unrealized appreciation of investments were as follows:

(in millions)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                   2001            2000            1999
================================================================================
Realized capital gains (losses)
  on investments:
  Fixed maturities (a)                  $  (525)        $  (622)        $  (207)
  Equity securities                        (114)            340             416
  Other                                    (197)            (32)           (106)
--------------------------------------------------------------------------------
Realized capital gains (losses)         $  (836)        $  (314)        $   103
================================================================================
Increase (decrease) in unrealized
  appreciation of investments:
  Fixed maturities                      $ 3,827         $ 2,782         $(8,903)
  Equity securities                        (528)           (897)            330
  Other (b)                              (1,264)           (418)          2,174
--------------------------------------------------------------------------------
Increase (decrease) in
  unrealized appreciation               $ 2,035         $ 1,467         $(6,399)
================================================================================

(a) The realized gains (losses) resulted from the disposition of available for sale fixed maturities.

(b) Includes $598 million increase, $51 million increase and $264 million decrease in unrealized appreciation attributable to participating policyholders at December 31, 2001, 2000 and 1999, respectively.

         The gross gains and gross losses realized on the disposition of available for sale securities were as follows:

(in millions)
--------------------------------------------------------------------------------
                                                            GROSS          GROSS
                                                         REALIZED       REALIZED
                                                            GAINS         LOSSES
================================================================================
2001
Bonds                                                      $1,475        $1,969
Common stocks                                                 437           527
Preferred stocks                                               14            38
Financial services securities available for sale                7             2
--------------------------------------------------------------------------------
Total                                                      $1,933        $2,536
================================================================================
2000
Bonds                                                      $  393        $1,001
Common stocks                                                 791           397
Preferred stocks                                               47            27
Financial services securities available for sale                8            --
--------------------------------------------------------------------------------
Total                                                      $1,239        $1,425
================================================================================
1999
Bonds                                                      $  448        $  668
Common stocks                                                 812           336
Preferred stocks                                               36            12
Financial services securities available for sale               26            --
--------------------------------------------------------------------------------
Total                                                      $1,322        $1,016
================================================================================

         (d) MARKET VALUE OF FIXED MATURITIES AND UNREALIZED APPRECIATION OF
INVESTMENTS: At December 31, 2001 and 2000, the balance of the unrealized appreciation of investments in equity securities (before applicable taxes) included gross gains of approximately $403 million and $687 million and gross losses of approximately $1.3 billion and $1.0 billion, respectively.

         The deferred tax liability related to the net unrealized appreciation of investments was $590 million at December 31, 2001 and the deferred tax liability related to the net unrealized appreciation of investments was $15 million at December 31, 2000.

         Fixed maturities held to maturity at amortized cost were transferred to bonds available for sale, at market value as of January 1, 2001 as permitted in accordance with the transition provisions of FASB 133. (See Notes 1(d) and 1
(x).)

         The amortized cost and estimated market value of investments in fixed maturities carried at amortized cost at December 31, 2000 was as follows:

(in millions)
--------------------------------------------------------------------------------
                                                    GROSS       GROSS  ESTIMATED
                                    AMORTIZED  UNREALIZED  UNREALIZED     MARKET
                                         COST       GAINS      LOSSES      VALUE
================================================================================
2000
Fixed maturities held to
  maturity:
  Bonds:
    U.S. Government (a)               $    67        $  3        $ --    $    70
    States (b)                         11,461         523           6     11,978
    Other                                   5          --          --          5
--------------------------------------------------------------------------------
Total fixed maturities                $11,533        $526        $  6    $12,053
================================================================================

(a) Including U.S. Government agencies and authorities.

(b) Including municipalities and political subdivisions.

         The amortized cost and estimated market value of bonds available for sale and carried at market value at December 31, 2001 and 2000 were as follows:

(in millions)
--------------------------------------------------------------------------------
                                                    GROSS       GROSS  ESTIMATED
                                    AMORTIZED  UNREALIZED  UNREALIZED     MARKET
                                         COST       GAINS      LOSSES      VALUE
================================================================================
2001
Fixed maturities
  available for sale:
  Bonds:
    U.S. Government (a)              $  3,750    $    121    $     28   $  3,843
    States (b)                         34,202         939         320     34,821
    Foreign
      governments                      28,220       2,023          98     30,145
    All other corporate               129,939       3,979       2,953    130,965
--------------------------------------------------------------------------------
Total bonds                          $196,111    $  7,062    $  3,399   $199,774
================================================================================
2000
Fixed maturities available
  for sale:
  Bonds:
    U.S. Government (a)              $  2,417    $    146    $     24   $  2,539
    States (b)                         10,841         454         108     11,187
    Foreign
      governments                      18,274         919         212     18,981
    All other corporate               122,389       2,775       4,108    121,056
--------------------------------------------------------------------------------
Total bonds                          $153,921    $  4,294    $  4,452   $153,763
================================================================================

(a) Including U.S. Government agencies and authorities.

(b) Including municipalities and political subdivisions.

         The amortized cost and estimated market values of fixed maturities available for sale at December 31, 2001, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

(in millions)
--------------------------------------------------------------------------------
                                                                      ESTIMATED
                                                      AMORTIZED          MARKET
                                                           COST           VALUE
================================================================================
Fixed maturities available for sale:
Due in one year or less                                $  9,147        $  9,319
Due after one year through five years                    42,219          43,042
Due after five years through ten years                   62,448          63,445
Due after ten years                                      82,297          83,968
--------------------------------------------------------------------------------
Total available for sale                               $196,111        $199,774
================================================================================

         (e) SECURITIES AVAILABLE FOR SALE: AIGFP follows a policy of minimizing interest rate, equity and currency risks associated with securities available for sale by entering into swap or other transactions. In addition, to reduce its credit risk, AIGFP has entered into credit derivative transactions with respect to $182 million of securities available for sale. At December 31, 2001, the cumulative increase in carrying value of the securities available for sale and related hedges as a result of marking to market such securities net of hedging transactions was $8 million.

                             American International Group, Inc. and Subsidiaries

         The amortized cost, related hedges and estimated market value of securities available for sale and carried at market value at December 31, 2001 and 2000 were as follows:

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           UNREALIZED
                                                                                                                GAINS
                                                                                GROSS          GROSS   (LOSSES) - NET     ESTIMATED
                                                             AMORTIZED     UNREALIZED     UNREALIZED       ON HEDGING        MARKET
                                                                  COST          GAINS         LOSSES     TRANSACTIONS         VALUE
====================================================================================================================================
2001
Securities available for sale:
Corporate and bank debt                                        $10,936           $198           $352             $183       $10,965
Foreign government obligations                                   1,154              8              7               (1)        1,154
Asset-backed and collateralized                                  4,276             98             83              (41)        4,250
Preferred stocks                                                 1,204              1             14               19         1,210
U.S. Government obligations                                        223             12              3              (10)          222
------------------------------------------------------------------------------------------------------------------------------------
Total                                                          $17,793           $317           $459             $150       $17,801
====================================================================================================================================
2000
Securities available for sale:
Corporate and bank debt                                        $ 8,140           $ 82           $275             $219       $ 8,166
Foreign government obligations                                      30            --              21               20            29
Asset-backed and collateralized                                  4,946            113             77              (37)        4,945
Preferred stocks                                                 1,328              9              4                5         1,338
U.S. Government obligations                                        192              4              4               (1)          191
------------------------------------------------------------------------------------------------------------------------------------
Total                                                          $14,636           $208           $381             $206       $14,669
====================================================================================================================================

         The amortized cost and estimated market values of securities available for sale at December 31, 2001, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

(in millions)

--------------------------------------------------------------------------------
                                                                      ESTIMATED
                                                      AMORTIZED          MARKET
                                                           COST           VALUE
================================================================================
Securities available for sale:
Due in one year or less                                 $ 2,379        $  2,380
Due after one year through five years                     6,319           6,369
Due after five years through ten years                    1,917           1,894
Due after ten years                                       2,902           2,908
Asset-backed and collateralized                           4,276           4,250
--------------------------------------------------------------------------------
Total securities available for sale                     $17,793         $17,801
================================================================================

         Only an insignificant amount of securities available for sale were below investment grade at December 31, 2001.

         (f) FINANCE RECEIVABLES: Finance receivables, net of unearned finance charges, were as follows:

(in millions)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                2001             2000             1999
================================================================================
Real estate loans                   $  7,980         $  7,670         $  7,597
Non-real estate loans                  3,288            3,157            2,736
Credit card loans                      1,091              757              257
Retail sales finance                   1,845            1,730            1,553
Other loans                              283              505              571
--------------------------------------------------------------------------------
  Total finance receivables           14,487           13,819           12,714
  Allowance for losses                  (532)            (492)            (529)
--------------------------------------------------------------------------------
    Finance receivables, net        $ 13,955         $ 13,327         $ 12,185
================================================================================

         (g) CMOS: At December 31, 2001, CMOs, held by AIG's life companies, were presented as a component of bonds available for sale, at market value. Substantially all of the CMOs were investment grade and approximately 26 percent of the CMOs were backed by various U.S. government agencies. The remaining 74 percent were corporate issuances.

         The distribution of the CMOs at December 31, 2001 and 2000 was as follows:

(in millions)
--------------------------------------------------------------------------------
                                                               2001        2000
================================================================================
GNMA                                                              3%          5%
FHLMC                                                            12          17
FNMA                                                             10          15
VA                                                                1         --
Non-governmental                                                 74          63
--------------------------------------------------------------------------------
                                                                100%        100%
================================================================================

         AIG is not exposed to any significant credit concentration risk of a single or group non-governmental issuer.

         At December 31, 2001, the gross weighted average coupon of this portfolio was 6.74 percent. The gross weighted average life of this portfolio was approximately 6.31 years.

         At December 31, 2001 and 2000, the market value of the CMO portfolio was $32.62 billion and $24.81 billion, respectively; the amortized cost was approximately $32.20 billion in 2001 and $24.48 billion in 2000. AIG's CMO portfolio is readily marketable. There were no derivative (high risk) CMO securities contained in this portfolio at December 31, 2001 and 2000.

         (h) FIXED MATURITIES BELOW INVESTMENT GRADE: At December 31, 2001, fixed maturities held by AIG that were below investment grade or not rated totaled $20.99 billion.

         (i) At December 31, 2001, non-income producing invested assets were insignificant.

9. DEBT OUTSTANDING

At December 31, 2001, AIG's debt outstanding of $65.73 billion, shown below, included borrowings of $56.82 billion which were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements
(GIAs) or matched notes and bonds payable.

(in millions)
================================================================================
Borrowings under obligations of GIAs - AIGFP                            $16,392
--------------------------------------------------------------------------------
Commercial Paper:
  AGC (a)                                                                 2,468
  AGF (b)                                                                 4,853
  Funding                                                                   902
  ILFC (b)                                                                3,494
  AIGF - Taiwan (b)                                                         107
  AIGCCC - Taiwan (b)                                                        68
--------------------------------------------------------------------------------
  Total                                                                  11,892
--------------------------------------------------------------------------------
Medium Term Notes:
  AGF (b)                                                                 4,100
  ILFC (b)                                                                4,809
  AIG                                                                       542
--------------------------------------------------------------------------------
  Total                                                                   9,451
--------------------------------------------------------------------------------
Notes and Bonds Payable:
  ILFC (b) (c)                                                            7,073
  AIGFP                                                                  13,920
  AIG                                                                     1,577
  AGC (a)                                                                 1,340
  AGF (b)                                                                 2,201
--------------------------------------------------------------------------------
  Total                                                                  26,111
--------------------------------------------------------------------------------
Loans and Mortgages Payable:
  ILFC (b) (d)                                                              365
  AIG Finance (Hong Kong) Limited (b)                                       290
  CFG (b)                                                                   885
  AIG                                                                       345
--------------------------------------------------------------------------------
  Total                                                                   1,885
--------------------------------------------------------------------------------
Total Borrowings                                                         65,731
--------------------------------------------------------------------------------
Borrowings not guaranteed by AIG                                         28,245
Matched GIA borrowings                                                   16,392
Matched notes and bonds payable - AIGFP                                  12,185
--------------------------------------------------------------------------------
                                                                         56,822
--------------------------------------------------------------------------------
Remaining borrowings of AIG                                             $ 8,909
================================================================================

(a) As of November 2001, AIG guaranteed the notes and bonds of AGC.

(b) AIG does not guarantee these borrowings.

(c) Includes borrowings under Export Credit Facility of $2.37 billion.

(d) Capital lease obligations.

         The amount of long-term borrowings is $46.40 billion and the amount of short-term borrowings is $19.33 billion. Long-term borrowings include commercial paper and short-term borrowings represent borrowings that mature in less than one year.

         (a) COMMERCIAL PAPER: At December 31, 2001, the commercial paper issued and outstanding was as follows:

(dollars in millions)
--------------------------------------------------------------------------------
                                   UNAMORTIZED             WEIGHTED     WEIGHTED
                             NET      DISCOUNT              AVERAGE      AVERAGE
                            BOOK   AND ACCRUED      FACE   INTEREST     MATURITY
                           VALUE      INTEREST    AMOUNT       RATE      IN DAYS
================================================================================
Funding                  $   902         $  --   $   902        1.94%       21
ILFC                       3,494             8     3,502        2.24        37
AGF                        4,853             5     4,858        1.96        26
AGC                        2,468             3     2,471        2.04        22
AIGF - Taiwan*               107             1       108        4.34        72
AIGCCC - Taiwan*              68             1        69        3.24        49
--------------------------------------------------------------------------------
Total                    $11,892         $  18   $11,910          --        --
================================================================================

*Issued in Taiwan N.T. dollars at prevailing local interest rates.

         Commercial paper issued by Funding and AGC is guaranteed by AIG. At December 31, 2001, AIG did not guarantee the commercial paper of any of its subsidiaries other than Funding and AGC. In early 2001, AICCO ceased issuing commercial paper under its program and the agreement which AIG had provided supporting the commercial paper was terminated; AICCO's funding requirements are now met through Funding's program.

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

         Payments due under these investment agreements in each of the next five years ending December 31, and the periods thereafter based on the earliest call dates, were as follows:

(in millions)
--------------------------------------------------------------------------------
                                                                       PRINCIPAL
                                                                          AMOUNT
================================================================================
2002                                                                     $ 7,462
2003                                                                       1,104
2004                                                                         321
2005                                                                         277
2006                                                                         180
Remaining years after 2006                                                 7,048
--------------------------------------------------------------------------------
Total                                                                    $16,392
================================================================================

         At December 31, 2001, the market value of securities pledged as collateral with respect to these obligations approximated $4.6 billion.

         Funds received from GIA borrowings are invested in a diversified portfolio of securities and derivative transactions.

         (c) MEDIUM TERM NOTES PAYABLE:

         (i) Medium Term Notes Payable Issued by AIG:AIG's Medium Term Notes are unsecured obligations which normally may not be redeemed by AIG prior to maturity and bear

                             American International Group, Inc. and Subsidiaries
interest at either fixed rates set by AIG at issuance or variable rates determined by reference to an interest rate or other formula.

         An analysis of AIG's Medium Term Notes for the year ended December 31, 2001 was as follows:

(in millions)
--------------------------------------------------------------------------------
                                                AIG      SUNAMERICA       TOTAL
================================================================================
Balance December 31, 2000                     $ 386            $196       $ 582
Issued during year                              137              --         137
Redeemed during year                           (152)            (25)       (177)
--------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2001                     $ 371            $171       $ 542
================================================================================

         The interest rates on AIG's Medium Term Notes range from 0.50 percent to 7.15 percent. To the extent deemed appropriate, AIG may enter into swap transactions to reduce its effective borrowing rates with respect to these notes.

         At December 31, 2001, Medium Term Notes issued by SunAmerica Inc. in the aggregate principal amount of $171 million had maturity dates ranging from 2002 to 2026 at interest rates ranging from 6.03 percent to 7.34 percent.

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

         At December 31, 2001, the maturity schedule for AIG's outstanding Medium Term Notes, including those issued by SunAmerica Inc., was as follows:

(in millions)
--------------------------------------------------------------------------------
                                                                       PRINCIPAL
                                                                          AMOUNT
================================================================================
2002                                                                     $    48
2003                                                                         162
2004                                                                          20
2005                                                                          55
2006                                                                          24
Remaining years after 2006                                                   233
--------------------------------------------------------------------------------
Total                                                                    $   542
================================================================================

         At December 31, 2001, AIG had $644 million principal amount of debt securities registered and available for issuance from time to time.

         (ii) Medium Term Notes Payable Issued by ILFC:ILFC's Medium Term Notes are unsecured obligations which may not be redeemed by ILFC prior to maturity and bear interest at fixed rates set by ILFC at issuance.


         As of December 31, 2001, notes in aggregate principal amount of $4.81 billion were outstanding with maturity dates from 2002 to 2007 at interest rates ranging from 4.40 percent to 8.35 percent. These notes provide for a single principal payment at the maturity of each note.

         At December 31, 2001, the maturity schedule for ILFC's outstanding Medium Term Notes was as follows:

(in millions)
--------------------------------------------------------------------------------
                                                                       PRINCIPAL
                                                                          AMOUNT
================================================================================
2002                                                                      $1,364
2003                                                                       1,771
2004                                                                       1,029
2005                                                                         295
2006                                                                         250
Remaining years after 2006                                                   100
--------------------------------------------------------------------------------
Total                                                                     $4,809
================================================================================

         (iii) Medium Term Notes Payable Issued by AGF:As of December 31, 2001, notes in aggregate principal amount of $4.10 billion were outstanding with maturity dates ranging from 2002 to 2008 at interest rates ranging from 2.27 percent to 7.95 percent. To the extent deemed appropriate, AGF may enter into swap transactions to reduce its effective borrowing rates with respect to these notes.

         At December 31, 2001, the maturity schedule for AGF's outstanding Medium Term Notes was as follows:

(in millions)
--------------------------------------------------------------------------------
                                                                       PRINCIPAL
                                                                          AMOUNT
================================================================================
2002                                                                      $1,038
2003                                                                         625
2004                                                                         807
2005                                                                         323
2006                                                                       1,273
Remaining years after 2006                                                    34
--------------------------------------------------------------------------------
Total                                                                     $4,100
================================================================================

         (d) NOTES AND BONDS PAYABLE:

         (i) Notes, Bonds and Debentures Issued by AIG.

         (A) Zero Coupon Notes:On October 1, 1984, AIG issued Eurodollar zero coupon notes in the aggregate principal amount at stated maturity of $750 million. The notes were offered at 12 percent of principal amount at stated maturity, bear no interest and are due August 15, 2004. The net proceeds to AIG from the issuance were $86 million. The notes are redeemable at any time in whole or in part at the option of AIG at 100 percent of their principal amount at stated maturity. The notes are also redeemable at the option of AIG or bearer notes may be redeemed at the option of the holder in the event of certain changes involving taxation in the United

States at prices ranging from 72.61 percent currently, to 89.88 percent after August 15, 2003, of the principal amount at stated maturity together with accrued amortization of original issue discount from the preceding August 15. During 2001 and 2000, no notes were repurchased. At December 31, 2001, the notes outstanding after prior purchases had a face value of $189 million, an unamortized discount of $47 million and a net book value of $142 million. The amortization of the original issue discount was recorded as interest expense.

         (B) Zero Coupon Convertible Senior Debentures:On November 9, 2001, AIG issued zero coupon convertible senior debentures in the aggregate principal amount at stated maturity of $1.52 billion. The notes were offered at 65.8 percent of principal amount at stated maturity, bear no interest unless contingent interest becomes payable under certain conditions and are due November 9, 2031. The net proceeds to AIG were $990 million. Commencing January 1, 2002, holders may convert the debentures into shares of AIG common stock at a conversion rate of 6.0627 shares per $1,000 principal amount of debentures on any day if AIG's stock price exceeds 120 percent of the conversion price on the last trading day of the preceding fiscal quarter for a set period of time, and after September 30, 2031, on any day if AIG's stock price exceeds such amount for one day, subject to certain restrictions. The debentures are redeemable by AIG on or after November 9, 2006 at specified redemption prices. Holders may require AIG to repurchase the debentures at specified repurchase prices on November 9, 2006, 2011, 2016, 2021 and 2026. At December 31, 2001, the
debentures outstanding had a face value of $1.52 billion, unamortized discount of $518 million and a net book value of $1.0 billion. The amortization of the original issue discount was recorded as a component of other income (deductions)
- net.

         (C) Italian Lire Bonds:In December, 1991, AIG issued unsecured bonds denominated in Italian Lire that accrued interest at a rate of 11.7 percent per annum. The principal amount of 200 billion Italian Lire Bonds matured December 4, 2001.

         Simultaneous with the issuance of this debt, AIG entered into a swap transaction which effectively converted AIG's net interest expense to a U.S. dollar liability of approximately 7.9 percent, which required the payment of proceeds at maturity, December 4, 2001, of approximately $159 million in exchange for 200 billion Italian Lire and interest thereon.

         (D) Notes and Debentures Issued by SunAmerica Inc.:As of December 31, 2001, Notes and Debentures issued by SunAmerica Inc. in aggregate principal amount of $433 million (net of amortized discount of $42 million) were outstanding with maturity dates from 2007 to 2097 at interest rates ranging from
5.60 percent to 9.95 percent.

         (ii) Term Notes Issued by ILFC:ILFC has issued unsecured obligations which may not be redeemed prior to maturity.

         As of December 31, 2001, notes in aggregate principal amount of $4.70 billion were outstanding with maturity dates from 2002 to 2006 and interest rates ranging from 4.75 percent to 8.38 percent. Term notes in the aggregate principal amount of $1.2 billion are at floating interest rates and the remainder are at fixed rates. These notes provide for a single principal payment at maturity.


         At December 31, 2001, the maturity schedule for ILFC's Term Notes was as follows:

(in millions)
--------------------------------------------------------------------------------
                                                                       PRINCIPAL
                                                                          AMOUNT
================================================================================
2002                                                                      $1,256
2003                                                                         950
2004                                                                       1,798
2005                                                                         --
2006                                                                         700
--------------------------------------------------------------------------------
Total                                                                     $4,704
================================================================================

         At December 31, 2001, ILFC had $900 million in aggregate principal amount of debt securities registered for issuance from time to time. In addition, ILFC established a Euro Medium Term Note program for $2.0 billion, under which $771 million in notes were sold through December 31, 2001.

         ILFC had an Export Credit Facility up to a maximum of $4.3 billion, for approximately 75 aircraft to be delivered through 2001. ILFC had the right, but was not required, to use the facility to fund 85 percent of each aircraft's purchase price. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on the first 75 aircraft depending on the delivery date of the aircraft. At December 31, 2001, ILFC had $2.37 billion outstanding under this facility. Borrowings with respect to this facility are included in Notes and Bonds Payable.

         At December 31, 2001, the future minimum payments for ILFC's borrowings under the Export Credit Facility were as follows:

(in millions)
--------------------------------------------------------------------------------
                                                                       PRINCIPAL
                                                                          AMOUNT
================================================================================
2002                                                                      $  284
2003                                                                         284
2004                                                                         284
2005                                                                         284
2006                                                                         284
Remaining years after 2006                                                   949
--------------------------------------------------------------------------------
Total                                                                     $2,369
================================================================================

         AIG does not guarantee any of the debt obligations of ILFC.

                             American International Group, Inc. and Subsidiaries

         (iii) Notes and Bonds Payable Issued by AIGFP:At December 31, 2001, AIGFP's notes and bonds outstanding, the proceeds of which are invested in a segregated portfolio of securities available for sale, were as follows:

(dollars in millions)
--------------------------------------------------------------------------------
RANGE OF                                        RANGE OF           U.S. DOLLAR
MATURITIES      CURRENCY                     INTEREST RATES      CARRYING VALUE
================================================================================
2002-2003       Euro                            4.6-7.52%            $ 1,588
2002            Japanese yen                    0.1-4.5                1,166
2002            New Zealand dollar              8.52                     125
2002-2026       United Kingdom pound            4.48-7.65              1,958
2002-2031       U.S. dollar                     2.0-6.60               6,553
--------------------------------------------------------------------------------
Total                                                                $11,390
================================================================================

         AIGFP is also obligated under various notes maturing from 2002 through 2026. The majority of these notes are denominated in U.S. dollars and Euros and bear interest at various interest rates. At December 31, 2001, these notes had a U.S. dollar carrying value of $2.53 billion.

         At December 31, 2001, the maturity schedule for AIGFP's Notes and Bonds Payable was as follows:

(in millions)
--------------------------------------------------------------------------------
                                                                    PRINCIPAL
                                                                       AMOUNT
================================================================================
2002                                                                  $ 6,670
2003                                                                    1,917
2004                                                                    1,637
2005                                                                      371
2006                                                                       78
Remaining after 2006                                                    3,247
--------------------------------------------------------------------------------
Total                                                                 $13,920
================================================================================

         AIG guarantees all of AIGFP's debt.

         (iv) Notes and Bonds Payable Issued by AGC and AGF:As of December 31, 2001, AGC notes in aggregate principal amount of $1.34 billion were outstanding with maturity dates ranging from 2003 to 2029 at interest rates ranging from
6.25 percent to 7.75 percent. At that date, AGF notes in aggregate principal amount of $2.20 billion were outstanding with maturity dates ranging from 2002 to 2009 at interest rates ranging from 5.75 percent to 8.45 percent. These notes provide for a single principal payment at maturity.

         At December 31, 2001, the maturity schedules for AGC and AGF Term Notes and Bonds were as follows:

(in millions)
--------------------------------------------------------------------------------
                                                     AGC         AGF       TOTAL
================================================================================
2002                                              $  --       $  351       $ 351
2003                                                 100         948       1,048
2004                                                 150         200         350
2005                                                 295         399         694
2006                                                 --          --          --
Remaining years after 2006                           795         303       1,098
--------------------------------------------------------------------------------
Total                                             $1,340      $2,201      $3,541
================================================================================

         AGC had $400 million in aggregate principal amount of debt securities registered and available for issuance as of December 31, 2001. AGF had $3.2 billion in aggregate principal amount of debt securities registered and available for issuance at December 31, 2001. AGC uses the proceeds from the issuance of notes and bonds for general corporate purposes. AGF uses the proceeds from the issuance of notes and bonds for the funding of its finance receivables.

         At December 31, 2001, AIG did not guarantee any of the debt obligations of AGF. As of November 2001, AIG guaranteed the notes and bonds of AGC.

         (e) LOANS AND MORTGAGES PAYABLE: Loans and mortgages payable at December 31, 2001, consisted of the following:

(in millions)
--------------------------------------------------------------------------------
                                                             AIG
                                                        CONSUMER
                                                AIGF -   FINANCE
                                  ILFC       HONG KONG     GROUP   AIG     TOTAL
================================================================================
Uncollateralized
  loans payable                   $ --         $290       $885    $268    $1,443
Collateralized loans and
  mortgages payable                365           --         --      77       442
--------------------------------------------------------------------------------
Total                             $365         $290       $885    $345    $1,885
================================================================================


         At December 31, 2001, ILFC's capital lease obligations were $365 million. Fixed interest rates with respect to these obligations range from 6.18 percent to 6.89 percent; variable rates are referenced to LIBOR. These obligations mature through 2005. The flight equipment associated with the capital lease obligations had a net book value of $931 million.

         At December 31, 2001, the maturity schedule for ILFC's capital lease obligations, were as follows:

(in millions)
--------------------------------------------------------------------------------
                                                                       PRINCIPAL
                                                                          AMOUNT
================================================================================
2002                                                                        $127
2003                                                                         128
2004                                                                         113
2005                                                                          45
2006                                                                         --
Remaining years after 2006                                                   --
--------------------------------------------------------------------------------
Total minimum lease obligations                                              413
--------------------------------------------------------------------------------
Less amount representing interest                                             48
Present value of net minimum capital lease obligations                      $365
================================================================================

         (f) As of December 31, 2001, the combined principal payments due of all significant debt, excluding commercial paper, in each of the next five years and periods thereafter were as follows:

(in millions)
--------------------------------------------------------------------------------
                                                                       PRINCIPAL
                                                                          AMOUNT
================================================================================
2002                                                                     $19,336
2003                                                                       8,361
2004                                                                       6,625
2005                                                                       2,342
2006                                                                       2,841
Remaining years after 2006                                                14,334
--------------------------------------------------------------------------------
Total                                                                    $53,839
================================================================================

         (g) REVOLVING CREDIT FACILITIES: AIG and Funding have entered into syndicated revolving credit facilities (collectively, the Facility) aggregating $1.5 billion. The Facility consists of $1.0 billion in short-term revolving credit facilities and a $500 million five year revolving credit facility. The Facility can be used for general corporate purposes and also to provide backup for Funding's commercial paper programs. There are currently no borrowings outstanding under the Facility, nor were any borrowings outstanding as of December 31, 2001.

         AGC and AGF have entered into unsecured bank credit facilities aggregating $5.2 billion to support their commercial paper borrowings. There were no borrowings under these facilities as of December 31, 2001. As of December 2001, AIG has guaranteed these facilities.

         ILFC had entered into committed revolving loans and lines of credit with commercial banks aggregating $3.2 billion to support its commercial paper program. At December 31, 2001, there were no borrowings under these facilities. As of February 28, 2002, these committed revolving loans and lines of credit totalled $2.7 billion.

         (h) INTEREST EXPENSE FOR ALL INDEBTEDNESS: Total interest expense for all indebtedness, net of capitalized interest, aggregated $3.97 billion in 2001, $3.64 billion in 2000 and $2.96 billion in 1999. Capitalized interest was $71 million in 2001, $69 million in 2000 and $60 million in 1999. Cash distributions on the preferred shareholders' equity in subsidiary companies of ILFC and certain SunAmerica, AGC and HSB subsidiaries are accounted for as interest expense and included as minority interest in the consolidated statement of income. The cash distributions for ILFC were approximately $15 million, $19 million and $17 million for the years ended December 31, 2001, 2000 and 1999, respectively. The cash distributions for the SunAmerica subsidiaries were approximately $46 million, $62 million and $40 million for the years ended December 31, 2001, 2000 and 1999, respectively. The cash distributions for AGC subsidiaries were approximately $153 million, $158 million and $142 million for the years ended December 31, 2001, 2000 and 1999, respectively.

10. PREFERRED SHAREHOLDERS' EQUITY IN SUBSIDIARY COMPANIES

Preferred shareholders' equity in subsidiary companies represents preferred stocks issued by ILFC and certain SunAmerica, AGC and HSB subsidiaries, wholly owned subsidiaries of AIG.

         (a) ILFC: At December 31, 2001, the preferred stock consists of 1,500 shares of market auction preferred stock ("MAPS") in three series (Series A, B and E) of 500 shares each. Each of the MAPS shares has a liquidation value of $100,000 per share and is not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every seven weeks (49 days) on the basis of orders placed in an auction. ILFC repurchased all of the shares of each of five additional series for their liquidation value in the fourth quarter of 2001. No gain or loss was recognized. During 2001, ILFC extended the term of the Series A to five years at a dividend rate of 5.90 percent. At December 31, 2001, the dividend rates for Series B and E ranged from 3.20 percent to 3.25 percent.

         (b) SUNAMERICA: The preferred stock consists of $350 million liquidation amount of 7.5% Non-Voting Preferred Interests issued by Total Return LLC, a wholly owned subsidiary of SunAmerica, in March 2000.

         In March 2001, SunAmerica Capital Trust II redeemed the 8.35% Trust Originated Preferred Securities for $185 million plus accrued and unpaid dividends to the redemption date. Concurrently, SunAmerica redeemed all of the related 8.35% junior subordinated debentures, due 2044, for $191 million plus accrued interest.

         In December 2001, SunAmerica Capital Trust III redeemed the 8.30% Trust Originated Preferred Securities for $310 million plus accrued and unpaid dividends to the redemption date. Concurrently, SunAmerica redeemed all of the related 8.30% junior subordinated debentures, due 2045, for $321 million plus accrued interest.

         (c) AGC: The preferred stock has been issued by five subsidiary trusts (the subsidiaries).

         The sole assets of these subsidiaries are Junior Subordinated Debentures (Subordinated Debentures) issued by AGC. These subsidiaries have no independent operations. The Subordinated Debentures are eliminated in consolidation.

         The interest terms and payment dates of the Subordinated Debentures held by the subsidiaries correspond to those of the subsidiaries' preferred securities. AGC's obligations under the Subordinated Debentures and related agreements, when taken together, constitute a full and unconditional guarantee by AGC of payments due on the preferred securities. The Subordinated Debentures are redeemable, under certain conditions, at the option of AGC on a proportionate basis.

         The preferred stock consists of $100 million liquidation value of 8.05% preferred stock issued by American General Capital III in December 2000, $300 million liquidation value

                             American International Group, Inc. and Subsidiaries
of 8.5% preferred stock issued by American General Capital II in June 2000, $200 million liquidation value of 7.875% preferred stock issued by American General Capital I in September 1999, $500 million liquidation value of 8.125% preferred stock issued by American General Institutional Capital B in March 1997, $500 million liquidation value of 7.57% preferred stock issued by American General Institutional Capital A in December 1996.

         In July 2001, $215 million liquidation value of 8.125% preferred stock were redeemed by American General Capital, L.L.C. and $287 million liquidation value of 8.45% preferred stock were redeemed by American General Capital, L.L.C..

         On March 1, 2000, AGC redeemed 2.3 million shares or $85 million of its 7 percent convertible preferred stock by issuing 3.8 million shares of AGC common stock. On June 30, 2000, holders converted approximately 5 million shares or $250 million of 6 percent convertible preferred securities issued by American General Delaware, L.L.C. into 12.3 million shares of AGC common stock.

         (d) HSB: The preferred stock consists of $95 million liquidation value of Exchange Capital Securities issued in July 1997 by HSB Capital I, a statutory business trust wholly owned by HSB. The sole assets of HSB Capital I are invested in debt securities of HSB. The capital securities accrue and pay quarterly cash distributions at a variable rate equal to 90 day LIBOR plus 0.91% of the stated liquidation amount of $1,000 per capital security, which rate was 2.79% at December 31, 2001. The capital securities are not redeemable prior to July 15, 2007 and are mandatorily redeemable upon the maturity of the debt securities on July 15, 2027 or the earlier redemption of the debt securities. AIG has issued a guarantee of the obligations of HSB, which together with the terms of the debt securities, the guarantee of HSB with respect to the capital securities, the indenture and the trust agreement with respect to the trust provide a full and unconditional guarantee of payments due on the capital securities. The trust is accounted for as a wholly owned subsidiary of AIG. The debt securities issued to the trust and the common securities issued by the trust to HSB are eliminated in the consolidated balance sheet.

11. CAPITAL FUNDS

         (a) AIG parent depends on its subsidiaries for cash flow in the form of loans, advances and dividends. AIG's insurance subsidiaries are subject to regulatory restrictions on the amount of dividends which can be remitted to AIG parent. These restrictions vary by state. For example, unless permitted by the New York Superintendent of Insurance, general insurance companies domiciled in New York may not pay dividends to shareholders which in any twelve month period exceed the lesser of 10 percent of the company's statutory policyholders' surplus or 100 percent of its "adjusted net investment income", as defined. Generally, less severe restrictions applicable to both general and life insurance companies exist in most of the other states in which AIG's insurance subsidiaries are domiciled. Certain foreign jurisdictions have restrictions which generally cause only a temporary delay in the remittance of dividends. There are also various local restrictions limiting cash loans and advances to AIG by its subsidiaries. Largely as a result of the restrictions, approximately 67 percent of consolidated capital funds were restricted from immediate transfer to AIG parent at December 31, 2001.


      (b) At December 31, 2001, there were 6,000,000 shares of AIG's $5 par value serial preferred stock authorized, issuable in series.

      (c) The common stock activity for the three years ended December 31, 2001 was as follows:

--------------------------------------------------------------------------------
                                         2001           2000(a)          1999(a)
================================================================================
Shares outstanding at
  beginning of year             2,622,605,925    1,836,381,824    1,508,726,189
Acquired during the year          (14,690,943)     (19,677,939)      (9,612,001)
Conversion of Series E
  Preferred Stock                          --               --        9,619,356
Conversion of PERCS Units                  --               --        8,642,535
Issued pursuant to
  Restricted Stock
  Unit Obligations                    580,843               --          538,649
Conversion of preferred
  stock and securities                     --        9,317,340          971,898
Issued under stock
  option and purchase plans         6,718,336        7,307,010        7,935,164
Issued in connection
  with acquisitions                   510,684       17,774,094               --
Issued under contractual
  obligations                         297,715           63,277            7,094
Stock split effected as
  stock dividend                           --      814,956,829      327,061,951
Other (b)                            (590,561)     (43,516,510)     (17,509,011)
--------------------------------------------------------------------------------
Shares outstanding at
  end of year                   2,615,431,999    2,622,605,925    1,836,381,824
================================================================================

(a) Outstanding shares have been adjusted to reflect the conversion of all outstanding AGC shares by converting each outstanding share of AGC to
    0.5790 shares of AIG.

(b) Primarily shares issued to AIG and subsidiaries as part of stock split effected as stock dividend and conversion of SunAmerica Inc. non-transferrable Class B stock to common stock.

         Common stock increased and retained earnings decreased $2.04 billion in 2000 and $818 million in 1999 as a result of common stock splits in the form of 50 percent and 25 percent common stock dividends paid July 28, 2000 and July 30, 1999, respectively.

12. COMMITMENTS AND CONTINGENT LIABILITIES

         In the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.

         (a) Commitments to extend credit are agreements to lend subject to certain conditions. These commitments generally have fixed expiration dates or termination clauses and typically require payment of a fee. These commitments approximated

$300 million and $500 million for December 31, 2001 and 2000, respectively. AIG uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. AIG evaluates each counterparty's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by AIG upon extension of credit, is based on management's credit evaluation of the counterparty.

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

    (c) AIGFP becomes a party to derivative financial instruments in the normal course of its business and to reduce its currency, interest rate and equity exposures. Interest rate, currency and equity risks related to such instruments are reflected in the consolidated financial statements to the extent these instruments are carried at a market or a fair value, whichever is appropriate. The recorded estimated fair values of such instruments may be different than the values that might be realized if AIGFP were required to sell or close out the transactions prior to maturity.

    AIGFP, in the ordinary course of its operations and as principal, structures derivative transactions to meet the needs of investors who may be seeking to hedge certain aspects of such investors' operations. AIGFP may also enter into derivative transactions for its own account. Such derivative transactions include interest rate, currency and equity swaps, swaptions and forward commitments. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. AIGFP typically becomes a principal in the exchange of interest payments between the parties and, therefore, may be exposed to loss, if counterparties default. Currency and equity swaps are similar to interest rate swaps, but involves the exchange of specific currency, equity securities, or equity indices. Also, they may involve the exchange of principal amounts at the beginning and end of the transaction. Swaptions are options where the holder has the right but not the obligation to enter into a swap transaction or cancel an existing swap transaction. At December 31, 2001, the notional principal amount of the sum of the swap pays and receives approximated $634.3 billion, primarily related to interest rate swaps of approximately $436.7 billion.

    The following tables provide the contractual and notional amounts of derivatives transactions of AIGFP at December 31, 2001.

    The notional amounts used to express the extent of involvement in swap transactions represent a standard of measurement of the volume of swaps business of AIGFP. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual cash flows to be exchanged and are not paid or received, except for certain contracts such as currency swaps.

    The timing and the amount of cash flows relating to AIGFP's foreign exchange forwards and exchange traded futures and options contracts are determined by each of the respective contractual agreements.

    The following table presents AIGFP's derivatives portfolio by maturity and type of derivative at December 31, 2001 and December 31, 2000:

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                        REMAINING LIFE OF NOTIONAL AMOUNT*
                                                                   ---------------------------------------------
                                                                        ONE  TWO THROUGH  SIX THROUGH  AFTER TEN     TOTAL     Total
                                                                       YEAR   FIVE YEARS    TEN YEARS      YEARS      2001      2000
====================================================================================================================================
Interest rate, currency and equity/commodity swaps and swaptions:
Notional amount:
  Interest rate swaps                                              $100,200     $227,196     $ 99,435   $  9,838  $436,669  $344,203
  Currency swaps                                                     32,640       63,790       37,893      4,851   139,174   117,792
  Swaptions and equity swaps                                         18,710       26,976       11,120      1,685    58,491    59,026
------------------------------------------------------------------------------------------------------------------------------------
Total                                                              $151,550     $317,962     $148,448   $ 16,374  $634,334  $521,021
====================================================================================================================================

*Notional amount is not representative of either market risk or credit risk

                             American International Group, Inc. and Subsidiaries

    Futures and forward contracts are contracts for delivery of foreign currencies or financial indices in which the seller/ purchaser agrees to make/take delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise as a result of movements in current market prices from contracted prices and the potential inability of counterparties to meet their obligations under the contracts. At December 31, 2001, the contractual amount of AIGFP's futures and forward contracts approximated $68.0 billion.

    The following table presents AIGFP's futures and forward contracts portfolio by maturity and type of derivative at December 31, 2001 and December 31, 2000:

(in millions)
--------------------------------------------------------------------------------------------------------------------------------
                                                                            REMAINING LIFE
                                                          -----------------------------------------------
                                                              ONE   TWO THROUGH   SIX THROUGH   AFTER TEN       TOTAL      Total
                                                             YEAR    FIVE YEARS     TEN YEARS       YEARS        2001       2000
================================================================================================================================
Futures and forward contracts:
Exchange traded futures contracts contractual amount      $10,036            --            --          --     $10,036    $11,082
================================================================================================================================
Over the counter forward contracts contractual amount     $57,344       $   466       $   193          --     $58,003    $22,809
================================================================================================================================

    AIGFP utilizes various credit enhancements, including collateral, credit triggers and credit derivatives to reduce the credit exposure relating to these off-balance sheet financial instruments. AIGFP requires credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties and the transaction's size and maturity. In addition, AIGFP's derivative transactions are generally documented under ISDA Master Agreements. Management believes that such agreements provide for legally enforceable set-off and close out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, AIGFP is permitted to set-off its receivables from a counterparty against its payables to the same counterparty arising out of all included transactions. As a result, the net replacement value represents the net sum of estimated positive fair values after the application of such strategies, agreements and collateral held. Subsequent to the application of such credit enhancements, the net exposure to credit risk or the net replacement value of all interest rate, currency, and equity swaps, swaptions and forward commitments approximated $10.84 billion at December 31, 2001 and $9.51 billion at December 31, 2000. The net replacement value for futures and forward contracts approximated $64 million at December 31, 2001 and $204 million at December 31, 2000. The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss.

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

    AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At December 31, 2001 and December 31, 2000, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in millions)
-------------------------------------------------------------------------------------------
                                        NET REPLACEMENT VALUE
                                    ------------------------------
                                    SWAPS AND          FUTURES AND        TOTAL       Total
                                    SWAPTIONS    FORWARD CONTRACTS         2001        2000
===========================================================================================
Counterparty credit quality:
  AAA                                 $ 4,388              $    --      $ 4,388     $ 3,778
  AA                                    3,153                   61        3,214       2,825
  A                                     2,497                    1        2,498       1,801
  BBB                                     782                    2          784       1,059
  Below investment grade                   23                   --           23         252
-------------------------------------------------------------------------------------------
Total                                 $10,843              $    64      $10,907     $ 9,715
===========================================================================================

    At December 31, 2001 and December 31, 2000, the counterparty breakdown by industry with respect to the net replacement value of AIGFP's derivatives portfolio was as follows:

(in millions)
----------------------------------------------------------------------------------------------------
                                              NET REPLACEMENT VALUE
                                         -------------------------------
                                         SWAPS AND           FUTURES AND           TOTAL       Total
                                         SWAPTIONS     FORWARD CONTRACTS            2001        2000
====================================================================================================
Non-U.S. banks                             $ 2,408               $    56         $ 2,464     $ 2,517
Insured municipalities                         638                    --             638         595
U.S. industrials                             2,113                    --           2,113       1,945
Governmental                                   563                    --             563         463
Non-U.S. financial service companies           427                     1             428         309
Non-U.S. industrials                         1,288                     1           1,289       1,372
Special purpose                              1,851                    --           1,851       1,204
U.S. banks                                      66                     6              72         220
U.S. financial service companies             1,211                    --           1,211         894
Supranationals                                 278                    --             278         196
----------------------------------------------------------------------------------------------------
Total                                      $10,843               $    64         $10,907     $ 9,715
====================================================================================================

    Securities sold, but not yet purchased represent obligations of AIGFP to deliver specified securities at their contracted prices, and thereby create a liability to repurchase the securities in the market at prevailing prices.

    AIGFP monitors and controls its risk exposure on a daily basis through financial, credit and legal reporting systems and, accordingly, believes that it has in place effective procedures for evaluating and limiting the credit and market risks to which it is subject. Management is not aware of any potentially significant counterparty defaults.

    Commissions, transaction and other fees for the twelve months ended December 31, 2001, 2000 and 1999 from AIGFP's operations were $1.18 billion, $1.06 billion and $737 million, respectively.

    (d) AIGTG becomes a party to derivative financial instruments in the normal course of its business and to reduce its currency, interest rate and commodity exposures.

    Futures and forward contracts are contracts for delivery of foreign currencies, commodities or financial indices in which the seller/purchaser agrees to make/take delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise as a result of movements in current market prices from contracted prices and the potential inability of counterparties to meet their obligations under the contracts. Options are contracts that allow the holder of the option to purchase or sell the underlying commodity, currency or index at a specified price and within, or at, a specified period of time. Risks arise as a result of movements in current market prices from contracted prices, and the potential inability of the counterparties to meet their obligations under the contracts. As a writer of options, AIGTG generally receives an option premium and then manages the risk of any unfavorable change in the value of the underlying commodity, currency or index. At December 31, 2001, the contractual amount of AIGTG's futures, forward and option contracts approximated $475.4 billion.

    The following table provides the contractual and notional amounts and credit exposure, if applicable, by maturity and type of derivative of AIGTG's derivatives portfolio at December 31, 2001 and December 31, 2000. The gross replacement values presented represent the sum of the estimated positive fair values of all of AIGTG's derivatives contracts at December 31, 2001 and December 31, 2000. These values do not represent the credit risk to AIGTG.

    Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss within a product category. At December 31, 2001, the net replacement value of AIGTG's futures, forward and option contracts and interest rate and currency swaps approximated $3.1 billion.

                             American International Group, Inc. and Subsidiaries

(in millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            REMAINING LIFE
                                                           ------------------------------------------------
                                                                ONE   TWO THROUGH   SIX THROUGH   AFTER TEN       TOTAL       Total
                                                               YEAR    FIVE YEARS     TEN YEARS       YEARS        2001        2000
===================================================================================================================================
Contractual amount of futures, forwards and options:
  Exchange traded futures and options                      $ 11,724      $  3,236      $     17    $     --    $ 14,977    $ 18,064
===================================================================================================================================
  Forwards                                                 $169,702      $ 13,204      $  1,196    $     --    $184,102    $234,316
===================================================================================================================================
  Over the counter purchased options                       $ 83,780      $ 16,317      $ 38,250    $    308    $138,655    $104,919
===================================================================================================================================
  Over the counter sold options(a)                         $ 81,895      $ 17,043      $ 38,354    $    369    $137,661    $103,742
===================================================================================================================================
Notional amount(c):
  Interest rate swaps and forward rate agreements          $ 14,133      $ 37,829      $  7,568    $    153    $ 59,683    $ 63,264
  Currency swaps                                              4,792         5,238         1,062          --      11,092       8,573
  Swaptions                                                     897         5,219         1,164          --       7,280      15,419
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                      $ 19,822      $ 48,286      $  9,794    $    153    $ 78,055    $ 87,256
===================================================================================================================================
Credit exposure:
  Futures, forwards swaptions and purchased options
    contracts and interest rate and currency swaps:
      Gross replacement value                              $  6,541      $  2,201      $  1,299    $     33    $ 10,074    $ 10,319
      Master netting arrangements                            (4,097)       (1,572)       (1,004)        (18)     (6,691)     (6,136)
      Collateral                                                (32)          (84)         (199)        (15)       (330)       (107)
-----------------------------------------------------------------------------------------------------------------------------------
Net replacement value(b)                                   $  2,412      $    545      $     96    $     --    $  3,053    $  4,076
===================================================================================================================================

(a) Sold options obligate AIGTG to buy or sell the underlying item if the option purchaser chooses to exercise. The amounts do not represent credit exposure.
(b) The net replacement values with respect to exchange traded futures and options, forward contracts and purchased over the counter options are presented as a component of trading assets in the accompanying balance sheet. The net replacement values with respect to interest rate and currency swaps are presented as a component of unrealized gain on interest rate and currency swaps, options and forward transactions in the accompanying balance sheet.
(c) Notional amount is not representative of either market risk or credit risk.


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

    AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At December 31, 2001 and December 31, 2000, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG's derivatives portfolio were as follows:

(in millions)
------------------------------------------------------------------
                                             NET REPLACEMENT VALUE
                                             ---------------------
                                                 2001         2000
==================================================================
Counterparty credit quality:
  AAA                                          $  391       $  442
  AA                                            1,117        1,807
  A                                               863        1,139
  BBB                                             330          460
  Below investment grade                          130           48
  Not externally rated, including
    exchange traded futures and options*          222          180
------------------------------------------------------------------
Total                                          $3,053       $4,076
==================================================================
Counterparty breakdown by industry:
  Non-U.S. banks                               $1,151       $2,076
  U.S. industrials                                503           67
  Governmental                                     71           70
  Non-U.S. financial service companies            187          282
  Non-U.S. industrials                            190          243
  U.S. banks                                      353          468
  U.S. financial service companies                376          690
  Exchanges*                                      222          180
------------------------------------------------------------------
Total                                          $3,053       $4,076
==================================================================

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

    AIGTG limits its risks by holding offsetting positions. In addition, AIGTG monitors and controls its risk exposures through various monitoring systems which evaluate AIGTG's market and credit risks, and through credit approvals and limits. At December 31, 2001, AIGTG did not have a significant concentration of credit risk from either an individual counterparty or group of counterparties.

    AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future obligations and liabilities of AIGFP and AIGTG arising from transactions entered into by AIGFP and AIGTG.

    (e) As a component of its asset and liability management strategy, SunAmerica utilizes swap agreements to match more closely the cash flows of its assets to the cash flows of its liabilities. SunAmerica uses these swap agreements to hedge against the risk of interest rate changes. At December 31, 2001, SunAmerica's swap agreements had an aggregate notional principal amount of $17.90 billion. These agreements mature in various years through 2031.

    For investment purposes, SunAmerica has entered into various total return agreements with an aggregate notional amount of $26 million (the "notional amount") at December 31, 2001. The total return agreements effectively exchange a fixed rate of interest (the "payment amount") on the notional amount for the coupon income plus or minus the increase or decrease in the fair value of specified non-investment grade bonds (the "bonds"). SunAmerica is exposed to potential loss with respect to credit risk on the underlying non-investment grade bonds and fair value risk resulting from the payment amount and any depreciation in the aggregate fair value of the bonds below the notional amount. SunAmerica is also exposed to potential credit loss in the event of nonperformance by the investment grade rated counterparty with respect to any increase in the aggregate market value of the bonds above the notional amount. No collateral is held or pledged to support these agreements. The agreements are marked to market and the change in market value is recognized currently in life investment income. Net amounts received (paid) are included in operating income and totaled $18 million, ($39 million) and ($12 million) for the years ended December 31, 2001, 2000 and 1999, respectively. AIG guarantees the payment obligations of SunAmerica under such agreements.

    (f) AGC and certain of its subsidiaries have entered into various interest rate and currency swap agreements, treasury rate lock agreements and options to enter into interest rate swap agreements. AGC uses these agreements to hedge its exposure to interest rate changes and currency rate fluctuations that are associated with investment operations and/or anticipated debt issuances. At December 31, 2001, AGC's swap agreements with respect to investment operations had an aggregate notional amount of $331 million; AGC's swap agreements with respect to debt had an aggregate notional amount of $800 million, of which $400 million was with AIGFP. There were no treasury rate lock agreements outstanding at December 31, 2001. The impact of AGC's derivatives on AIG's results of operations, financial condition and liquidity was insignificant.

    (g) At December 31, 2001, ILFC had committed to purchase 551 aircraft deliverable from 2002 through 2010 at an estimated aggregate purchase price of $32.1 billion and had options to purchase 49 aircraft deliverable from 2002 through 2008 at an estimated aggregate purchase price of $3.0 billion. ILFC will be required to find customers for any aircraft presently on order and any aircraft to be ordered, and it must arrange financing for portions of the purchase price of such equipment.

    (h) AIG and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. AIG does not believe that such litigation will have a material effect on its operating results and financial condition.

    AIG continues to receive claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (hereinafter collectively referred to as environmental claims) and indemnity claims asserting injuries from asbestos. Estimation of asbestos and environmental claims loss reserves is a difficult process, as these claims, which emanate from policies written in 1984 and prior years, cannot be estimated by conventional reserving techniques. Asbestos and environmental claims development is affected by factors such as inconsistent court resolutions, the broadening of the intent of policies and scope of coverage and increasing number of new claims. AIG and other industry members have and will continue to litigate the broadening judicial interpretation of policy coverage and the liability issues. If the courts continue in the future to expand the intent of the policies and the scope of the coverage, as they have in the past, additional liabilities would emerge for amounts in excess of reserves held. This emergence cannot now be reasonably estimated, but could have a material impact on AIG's future operating results. The reserves carried for these claims as at December 31, 2001 ($2.23 billion gross; $719 million net) are believed to be adequate as these reserves are based on known facts and current law.

    A summary of reserve activity, including estimates for applicable incurred but not reported losses and loss expenses, relating to asbestos and environmental claims separately and combined at December 31, 2001, 2000 and 1999 follows.

                             American International Group, Inc. and Subsidiaries

(in millions)
--------------------------------------------------------------------------------------------------------------------------------
                                                                      2001                    2000                    1999
                                                              ------------------      ------------------      ------------------
                                                                GROSS        NET        Gross        Net        Gross        Net
================================================================================================================================
Asbestos:
Reserve for losses and loss expenses at beginning of year     $ 1,100      $ 338      $ 1,093      $ 306      $   964      $ 259
Losses and loss expenses incurred                                 358         92          405         80          404        101
Losses and loss expenses paid                                    (344)      (118)        (398)       (48)        (275)       (54)
--------------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year           $ 1,114      $ 312      $ 1,100      $ 338      $ 1,093      $ 306
================================================================================================================================
Environmental:
Reserve for losses and loss expenses at beginning of year     $ 1,345      $ 517      $ 1,519      $ 585      $ 1,535      $ 605
Losses and loss expenses incurred                                 (41)       (34)         (44)       (45)         127         47
Losses and loss expenses paid                                    (189)       (76)        (130)       (23)        (143)       (67)
--------------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year           $ 1,115      $ 407      $ 1,345      $ 517      $ 1,519      $ 585
================================================================================================================================
Combined:
Reserve for losses and loss expenses at beginning of year     $ 2,445      $ 855      $ 2,612      $ 891      $ 2,499      $ 864
Losses and loss expenses incurred                                 317         58          361         35          531        148
Losses and loss expenses paid                                    (533)      (194)        (528)       (71)        (418)      (121)
--------------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year           $ 2,229      $ 719      $ 2,445      $ 855      $ 2,612      $ 891
================================================================================================================================


    (i) Risk Based Capital (RBC) is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. Thus, inadequately capitalized general and life insurance companies may be identified.

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

    The statutory surplus of each of AIG's domestic general and life insurance subsidiaries exceeded their RBC standards by considerable margins as of December 31, 2001.

    To the extent that any of AIG's insurance entities would fall below prescribed levels of surplus, it would be AIG's intention to infuse necessary capital to support that entity.

    (j) SAI Deferred Compensation Holdings, Inc., a wholly-owned subsidiary of AIG, has established a deferred compensation plan for registered representatives of certain AIG subsidiaries, pursuant to which participants have the opportunity to invest deferred commissions and fees on a notional basis. The value of the deferred compensation fluctuates with the value of the deferred investment alternatives chosen. AIG has provided a full and unconditional guarantee of the obligations of SAI Deferred Compensation Holdings, Inc. to pay the deferred compensation under the plan.


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

    Finance receivables: the fair values of finance receivables were estimated using discounted cash flow calculations based upon the weighted average rates currently being offered for similar finance receivables.

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

    The carrying values and fair values of AIG's financial instruments at December 31, 2001 and December 31, 2000 and the average fair values with respect to derivative positions during 2001 and 2000 were as follows:

                             American International Group, Inc. and Subsidiaries

(in millions)
--------------------------------------------------------------------------------------------------------------------------------
                                                                              2001                              2000
                                                                ------------------------------    ------------------------------
                                                                                       AVERAGE                           Average
                                                                CARRYING       FAIR       FAIR    Carrying       Fair       Fair
                                                                   VALUE      VALUE      VALUE       Value      Value      Value
================================================================================================================================
Assets:
Fixed maturities                                                $200,616   $200,616   $     --    $166,142   $166,662   $     --
Equity securities                                                  7,937      7,937         --       8,012      8,012         --
Mortgage loans on real estate, policy and collateral loans        18,092     18,740         --      17,843     18,117         --
Securities available for sale                                     17,801     17,801     17,096      14,669     14,669     13,489
Finance receivables, net of allowance                             13,955     13,253                 13,327     12,845
Trading securities                                                 5,733      5,733      6,387       7,347      7,347      5,063
Spot commodities                                                     352        352        408         363        363        557
Unrealized gain on interest rate and currency swaps,
   options and forward transactions                               11,493     11,493     11,792      10,235     10,235      8,985
Trading assets                                                     6,234      6,234      7,111       7,045      7,045      7,792
Securities purchased under agreements to resell                   21,681     21,681         --      14,991     14,991         --
Other invested assets                                             22,704     22,704         --      13,486     13,486         --
Short-term investments                                             7,392      7,392         --       6,502      6,502         --
Cash                                                                 698        698         --         522        522         --
Liabilities:
Policyholders' contract deposits                                 119,402    116,040         --      99,327     99,137         --
Borrowings under obligations of guaranteed
   investment agreements                                          16,392     17,201         --      13,595     14,260         --
Securities sold under agreements to repurchase                    11,818     11,818         --      11,308     11,308         --
Trading liabilities                                                4,372      4,372      4,714       4,352      4,352      3,953
Securities and spot commodities sold but not yet purchased         8,331      8,331      7,268       7,701      7,701      7,831
Unrealized loss on interest rate and currency swaps,
   options and forward transactions                                8,813      8,813      9,186       8,581      8,581      8,278
Trust deposits and deposits due to banks and other depositors      2,290      2,589         --       1,895      1,915         --
Commercial paper                                                  11,892     11,892         --      13,047     13,047         --
Notes, bonds, loans and mortgages payable                         37,447     34,640         --      27,681     27,245         --
================================================================================================================================


14. STOCK COMPENSATION PLANS

(a) At December 31, 2001, AIG had two types of stock-based compensation plans. One type was a stock option plan; the other, an employee stock purchase plan. AIG applied APB Opinion 25 "Accounting for Stock Issued to Employees" and related Interpretations (APB 25) in accounting for each plan. Accordingly, no compensation costs have been recognized for the plans.

    Had compensation costs for these plans been determined consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Awards of Stock Based Compensation to Employees" (FASB 123), AIG's net income and earnings per share for the years ended December 31, 2001, 2000 and 1999 would have been reduced to the pro forma amounts as follows:

(in millions, except per share amounts)
---------------------------------------------------------------------------
                                                 2001       2000       1999
===========================================================================
Net income:
  As reported(a)                               $5,363     $6,639     $6,186
  Pro forma                                     5,219      6,545      6,130
Earnings per share -- diluted(b):
  As reported                                  $ 2.02     $ 2.52     $ 2.34
  Pro forma                                      1.97       2.48       2.32
===========================================================================

(a) Post acquisition amounts.
(b) Includes AGC shares which were exchanged for AIG shares at an exchange ratio of 0.5790 shares of AIG common stock for each share of AGC common stock for each year presented.

    (i) STOCK OPTION PLAN:On September 15, 1999, the AIG Board of Directors adopted a 1999 stock option plan (the 1999 Plan), which provides that options to purchase a maximum of 15,000,000 shares of common stock can be granted to certain key employees and members of the Board of Directors at prices not less than fair market value at the date of grant. The 1999 Plan limits the maximum number of shares as to which stock options may be granted to any employee in any one year to 375,000 shares. Options granted under this Plan expire not more than 10 years from the date of the grant. Options with respect to 25,000 shares, 12,000 shares and 13,500 shares were granted to non-employee members of the Board of Directors on May 16, 2001, May 17, 2000 and September 15, 1999, respectively. These options become exercisable on the first anniversary of the date of grant, expire 10 years from the date of grant and do not qualify for Incentive Stock Option Treatment under the Economic Recovery Tax Act of 1981 (ISO Treatment). The Plan, and the options previously granted thereunder, were approved by the shareholders at the 2000 Annual Meeting of Shareholders. At December 31, 2001, 9,383,419 shares were reserved for future grants under the 1999 Plan. The 1999 Plan superseded the 1991 employee stock option plan (the 1991 Plan) and the previously superseded 1987 employee stock option plan (the 1987 Plan), although outstanding options granted under the 1991 Plan continue in force until exercise or expiration. At December 31, 2001, there were 17,234,202 shares reserved for issuance under the 1999 and 1991 Plans.

    During 2001 and 2000, AIG granted options with respect to 837,275 shares and 413,500 shares, respectively, which become exercisable on the fifth anniversary of the date of grant and expire 10 years from the date of grant. These options do not qualify for ISO Treatment. The agreements with respect to all other options granted to employees under these plans provide that 25 percent of the options granted become exercisable on the anniversary of the date of grant in each of the four years following that grant and expire 10 years from the date of the grant. As of December 31, 2001, outstanding options granted with respect to 8,650,613 shares qualified for ISO Treatment.

    At January 1, 1999, the merger date, SunAmerica Inc. had five stock-based compensation plans pursuant to which options, restricted stock and deferred share and share unit obligations had been issued and remained outstanding. Options granted under these plans had an exercise price equal to the market price on the date of grant, had a maximum term of ten years and generally became exercisable ratably over a five-year period. Substantially all of the SunAmerica Inc. options outstanding at the merger date became fully vested on that date and were converted into options to purchase AIG common stock at the exchange ratio of 0.855 shares of AIG common stock for each share of SunAmerica Inc. common stock. No further options can be granted under the SunAmerica Inc. plans, but outstanding options so converted continue in force until exercise or expiration. At December 31, 2001, there were 19,537,739 shares of AIG common stock reserved for issuance on exercise of options under these plans. None of these options qualified for ISO Treatment as of December 31, 2001.

    During 1999, AIG issued 1,009,968 shares of AIG common stock which vested on the effectiveness of the merger with SunAmerica Inc., and an additional 993,031 shares were issued pursuant to deferred share and share unit obligations. During 2000, deferred share and share unit obligations with respect to an additional 1,224,214 shares of AIG common stock vested, 142,105 shares were issued pursuant to deferred share and share unit obligations and an additional 1,082,109 shares were delivered into a trust in connection with a deferred compensation plan. During 2001, deferred share and share unit obligations with respect to an additional 19,930 shares of AIG Common Stock vested and were issued. No additional deferred share or share unit obligations may be granted under the SunAmerica plans. As of December 31, 2001, deferred share and share unit obligations with respect to 153,685 shares remained outstanding under the SunAmerica plans.

    In 1999, the AIG Board of Directors amended the AIG stock option plans to allow deferral of delivery of AIG shares otherwise deliverable upon the exercise of an option to a date or dates specified by the optionee upon the request of an optionee. During 2001, options with respect to 847,128 shares were exercised with delivery deferred. At December 31, 2001, optionees had made valid elections to defer delivery of 590,048 shares of AIG common stock upon exercise of options expiring during 2002.

    As a result of the acquisition of HSB in November 2000, HSB options outstanding at the acquisition date were fully vested and were converted into options to purchase AIG common stock at the exchange ratio of 0.4178 shares of AIG common stock for each share of HSB common stock. No further options can be granted under the HSB option plans, but outstanding options so converted continue in force until exercise or expiration. At December 31, 2001, there were 1,413,268 shares of AIG common stock reserved for issuance under the HSB option plans, none of which qualified for ISO Treatment.

    At August 29, 2001, AGC had stock-based compensation plans pursuant to which options and restricted share units had been issued and remained outstanding. Options granted under these plans had an exercise price equal to the market price on the date of the grant, had a maximum term of ten years and generally became exercisable ratably over a three-year period. Substantially all of the AGC options outstanding at the acquisition date became fully vested on that date and were converted into options to purchase AIG common stock at an exchange ratio of 0.5790 shares of AIG common stock for each share of AGC common stock. No further options can be granted under the AGC plans, but outstanding options so converted continue in force until exercise or expiration. At December 31, 2001, there were 16,110,111 shares of AIG common stock reserved for issuance on exercise of options under these plans. Options with respect to 2,356,506 of these shares qualified for ISO Treatment as of December 31, 2001.

                             American International Group, Inc. and Subsidiaries

    Additional information with respect to AIG's plans at December 31, 2001, and changes for the three years then ended, were as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                                         2001                            2000
                                                            -----------------------------    ----------------------------
                                                                                 WEIGHTED                        Weighted
                                                                                  AVERAGE                         Average
                                                                 SHARES    EXERCISE PRICE        Shares    Exercise Price
=========================================================================================================================
Shares Under Option:
Outstanding at beginning of year                             38,171,151           $ 31.53    41,415,126           $ 23.29
Outstanding at beginning of year - AGC                       15,100,013             51.87            --                --
Granted                                                       8,771,982             71.56     2,179,220             95.48
Assumed upon acquisition from HSB                                    --                --     1,605,468             81.43
Exercised                                                    (6,209,008)            41.16    (5,796,592)            13.80
Exercised, delivery deferred                                   (847,128)             3.76      (760,070)             3.06
Forfeited                                                      (691,690)            55.55      (472,001)            36.70
-------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                                   54,295,320           $ 42.68    38,171,151           $ 31.53
-------------------------------------------------------------------------------------------------------------------------
Options exercisable at year-end                              47,346,372           $ 37.39    32,778,411           $ 24.87
-------------------------------------------------------------------------------------------------------------------------
Weighted average fair value per share of options granted                          $ 24.30                         $ 38.76
=========================================================================================================================

----------------------------------------------------------------------------------------
                                                                       1999(a)
                                                            ----------------------------
                                                                                Weighted
                                                                                 Average
                                                                Shares    Exercise Price
========================================================================================
Shares Under Option:
Outstanding at beginning of year                            44,583,495           $ 19.87
Outstanding at beginning of year - AGC                              --                --
Granted                                                      2,748,556             62.43
Assumed upon acquisition from HSB                                   --                --
Exercised                                                   (5,673,366)            14.97
Exercised, delivery deferred                                        --                --
Forfeited                                                     (243,559)            31.97
----------------------------------------------------------------------------------------
Outstanding at end of year                                  41,415,126           $ 23.29
----------------------------------------------------------------------------------------
Options exercisable at year-end                             35,973,468           $ 19.10
----------------------------------------------------------------------------------------
Weighted average fair value per share of options granted                         $ 26.00
========================================================================================

(a) Includes those options that vested January 1, 1999 as a result of the merger of SunAmerica Inc. with and into AIG.

    In addition, at December 31, 2001, options to purchase 403,595 shares at a weighted average exercise price of $19.81 had been previously granted to AIG non-employee directors and remained outstanding.

    Information about stock options outstanding at December 31, 2001, is summarized as follows:

--------------------------------------------------------------------------------------------------------------
                                           OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                             ------------------------------------------------     ----------------------------
                                                    WEIGHTED         WEIGHTED                         WEIGHTED
                                  NUMBER   AVERAGE REMAINING          AVERAGE          NUMBER          AVERAGE
                             OUTSTANDING    CONTRACTUAL LIFE   EXERCISE PRICE     EXERCISABLE   EXERCISE PRICE
==============================================================================================================
Range of Exercise Prices:
$ 2.81-13.33                   8,429,822           2.7 years          $  7.51       8,429,822          $  7.51
 14.02-22.73                   6,893,457           3.7 years            17.14       6,893,457            17.14
 23.04-34.65                   5,796,417           5.4 years            25.63       5,796,417            25.63
 35.20-46.53                   7,632,518           6.6 years            38.81       7,300,098            38.46
 47.60-57.90                   7,240,105           7.2 years            53.60       7,222,915            53.60
 58.21-67.06                  10,724,694           8.0 years            61.96       9,770,780            62.13
 68.21-100.57                  7,578,307           8.9 years            84.29       1,932,883            85.62
--------------------------------------------------------------------------------------------------------------
                              54,295,320                              $ 42.68      47,346,372          $ 37.39
==============================================================================================================

    The fair values of stock options granted during the years ended December 31, 2001, 2000 and 1999 were $213 million, $85 million and $71 million, respectively. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model.

    The following weighted average assumptions were used for grants in 2001, 2000 and 1999, respectively: dividend yields of 0.20 percent, 0.17 percent and
0.20 percent; expected volatilities of 28.0 percent, 27.0 percent and 25.0 percent; risk-free interest rates of 5.10 percent, 5.42 percent and 5.33 percent and expected terms of 7 years.

    (ii) RESTRICTED STOCK UNITS:During 2001, AIG issued performance-based restricted stock units with respect to 124,365 shares of AIG common stock in connection with contractual obligations as a result of the AGC acquisition.

    (iii) EMPLOYEE STOCK PURCHASE PLAN:AIG's 1996 Employee Stock Purchase Plan was adopted at its 1996 shareholders' meeting and became effective as of July 1, 1996. Eligible employees may receive privileges to purchase up to an aggregate of 4,218,750 shares of AIG common stock, at a price equal to 85 percent of the fair market value on the date of the grant of the purchase privilege. Purchase privileges are granted annually and were originally limited to the number of whole shares that could be purchased by an amount equal to 5 percent of an employee's annual salary or $5,500, whichever was less. Beginning with the January 1, 1998 subscription, the maximum allowable purchase limitation increased to 10 percent of an employee's annual salary or $10,000 per year, whichever is less, and the eligibility requirement was reduced from two years to one year.

    There were 503,847 shares, 742,773 shares and 892,929 shares issued under the 1996 plan at weighted average prices of $62.02, $52.66 and $38.24 for the years ended December 31, 2001, 2000 and 1999, respectively. The excess or deficit of the proceeds over the par value or cost of the common stock issued under these plans was credited or charged to additional paid-in capital.

    As of December 31, 2001, there were 654,751 shares of common stock subscribed to at a weighted average price of $68.55 per share pursuant to grants of privileges under the 1996 plan. There were 336,020 shares available for the grant of future purchase privileges under the 1996 plan at December 31, 2001.

    The fair values of purchase privileges granted during the years ended December 31, 2001, 2000 and 1999 were $14 million, $13 million and $13 million, respectively. The weighted average fair values per share of those purchase rights granted in 2001, 2000 and 1999 were $17.47, $19.36 and $14.04, respectively. The fair value of each purchase right is estimated on the date of the subscription using the Black-Scholes model.

    The following weighted average assumptions were used for grants in 2001, 2000 and 1999, respectively: dividend yields of 0.20 percent, 0.17 percent and
0.20 percent; expected volatilities of 26.0 percent, 34.0 percent and 34.0 percent; risk-free interest rates of 3.47 percent, 5.95 percent and 5.33 percent; and expected terms of 1 year.

    During 1999, there were 42,577 shares of AIG common stock issued under the SunAmerica Inc. employee stock purchase plan at a weighted average price of $32.60. There are no further shares available for grant under this plan.

    (b) The following are disclosures with respect to the stock compensation plans of AGC prior to its acquisition by AIG. Both share information and exercise price information have been recalculated to reflect the exchange ratio of 0.5790 shares of AIG common stock for each outstanding share of AGC's common stock. All of AGC's options vested immediately prior to the closing date of the acquisition.

    AGC's long-term incentive plans provide for the award of stock options, restricted stock awards, and performance awards to key employees and directors. Stock options constitute the majority of awards. AGC recognized no expense for stock options since the market price equaled the exercise price at the grant date.

    For restricted stock and performance awards, the grant date market value was amortized to expense over the vesting period. AGC adjusted the expense to reflect changes in market value of AGC's common stock and anticipated performance levels for those awards with performance criteria.

AGC stock option activity was as follows:

-------------------------------------------------------------------------------
                                           2000                   1999
                                   --------------------    --------------------
                                                Average                 Average
                                   Options     Exercise    Options     Exercise
                                    (000's)       Price     (000's)       Price
===============================================================================
Balance at January 1                11,405      $ 48.91      6,671      $ 38.70
Granted                              5,437        55.32      5,974        58.98
Exercised                           (1,084)       35.42       (674)       33.20
Forfeited                             (658)       56.41       (566)       53.35
-------------------------------------------------------------------------------
Balance at December 31              15,100      $ 51.87     11,405      $ 48.91
-------------------------------------------------------------------------------
Exercisable at December 31           5,898      $ 44.87      3,901      $ 34.30
-------------------------------------------------------------------------------
Weighted average fair value
  per share of options granted     $ 16.93                 $ 14.59
===============================================================================

    Options could not be exercised prior to six months after, nor after 10 years from, grant date. For certain stock options, one reload option was granted for each previously-owned share of common stock tendered to exercise options. Reload options vested immediately and were exercisable for the remaining term of the original options.

15. EMPLOYEE BENEFITS

(a) Employees of AIG, its subsidiaries and certain affiliated companies, including employees in foreign countries, are generally covered under various funded and insured pension plans. Eligibility for participation in the various plans is based on either completion of a specified period of continuous service or date of hire, subject to age limitation.

    The HSB retirement plan was merged into the AIG retirement plan effective April 1, 2001. The AGC retirement plan was merged into the AIG retirement plan effective January 1, 2002.

    AIG's U.S. retirement plan is a qualified, noncontributory, defined benefit plan. All qualified employees, other than those of SunAmerica and 21st Century, who have attained age 21 and completed twelve months of continuous service are eligible to participate in this plan. An employee with 5 or more years of service is entitled to pension benefits beginning at normal retirement at age
65. Benefits are based upon a percentage of average final compensation multiplied by years of credited service limited to 44 years of credited service with the exception of AGC employees where the credited service limitation is 40 years of credited service. The average final compensation is subject to certain limitations. Annual funding requirements are determined based on the "projected unit credit" cost method which attributes a pro rata portion of the total projected benefit payable at normal retirement to each year of credited service.

    AIG has adopted a Supplemental Executive Retirement Plan (Supplemental Plan) to provide additional retirement benefits to designated executives and key employees. Under the Supplemental Plan, the annual benefit, not to exceed 60 percent of average final compensation, accrues at a percentage of average final pay multiplied for each year of credited service reduced by any benefits from the current and any predecessor

                             American International Group, Inc. and Subsidiaries
retirement plans, Social Security, if any, and from any qualified pension plan of prior employers. The Supplemental Plan also provides a benefit equal to the reduction in benefits payable under the AIG retirement plan as a result of Federal limitations on benefits payable thereunder. Currently, the Supplemental Plan is unfunded. AGC has adopted a Supplemental Plan which is similar to AIG's.

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

    AIG's U.S. postretirement medical and life insurance benefits are based upon the employee electing immediate retirement and having a minimum of ten years of service. Retirees who were age 65 by May 1, 1989 and their dependents participate in the medical plan at no cost. Employees who retired after May 1, 1989 and on or prior to January 1, 1993 pay the active employee premium if under age 65 and 50 percent of the active employee premium if over age 65. Retiree contributions are subject to adjustment annually. Other cost sharing features of the medical plan include deductibles, coinsurance and Medicare coordination and a lifetime maximum benefit of $1.5 million. The lifetime maximum benefit of the medical plan was increased to $2.0 million effective January 1, 2000. The maximum life insurance benefit prior to age 70 is $32,500, with a maximum of $25,000 thereafter.

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

    (b) AIG sponsors a voluntary savings plan for domestic employees (a 401(k) plan), which, during the three years ended December 31, 2001, provided for salary reduction contributions by employees and matching contributions by AIG of up to 6 percent of annual salary depending on the employees' years of service.

    (c) SunAmerica sponsors a voluntary savings plan for its employees (the SunAmerica 401(k) plan), which, during the three years ended December 31, 2001, provided for salary reduction contributions by qualifying employees and matching contributions by SunAmerica of up to 4 percent of qualifying employees' annual salaries. Under an Executive Savings Plan, designated SunAmerica executives also could defer up to 90 percent of cash compensation during the three years ended December 31, 2001, and SunAmerica matched 4 percent of the participants' base salaries deferred.

    (d) AGC sponsors a voluntary savings plan for its employees (the AGC 401(k) plan), which provides for salary reduction contributions by employees and matching contributions by AGC of up to 4.5 percent of annual salary.

    (e) HSB sponsors a voluntary savings plan for its employees (the HSB 401(k) plan), which provides for salary reduction contributions by employees and matching contributions by HSB of up to 6 percent of annual salary.

    (f) AIG has certain benefits provided to inactive employees who are not retirees. Certain of these benefits are insured and expensed currently; other expenses are provided for currently. Such uninsured expenses include medical and life insurance continuation, and COBRA medical subsidies.

The following table sets forth the change in benefit obligation, change in plan assets and weighted average assumptions associated with various pension plan and postretirement benefits. The amounts are recognized in the accompanying consolidated balance sheet as of December 31, 2001 and 2000:

(in millions)
------------------------------------------------------------------------------------------------------------------------
                                                              PENSION BENEFITS                   OTHER BENEFITS
                                                    --------------------------------    --------------------------------
                                                    NON-U.S.        U.S.                NON-U.S.        U.S.
2001                                                   PLANS       PLANS       TOTAL       PLANS       PLANS       TOTAL
========================================================================================================================
Change in benefit obligation:
  Benefit obligation at beginning of year            $   462     $ 1,415     $ 1,877     $    10     $   197     $   207
  Acquisition                                            533         211         744          --          28          28
  Service cost                                            38          70         108           1           4           5
  Interest cost                                           25         127         152          --          16          16
  Participant contributions                                5          --           5          --          --          --
  Actuarial loss                                          38         102         140           1           9          10
  Plan amendment                                          --           4           4          --          --          --
  Benefits paid                                          (75)        (90)       (165)         --         (21)        (21)
  Effect of foreign currency fluctuation                 (59)         --         (59)         --          --          --
  Curtailment                                             (9)        (10)        (19)         --          --          --
------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                    $   958     $ 1,829     $ 2,787     $    12     $   233     $   245
========================================================================================================================
Change in plan assets:
  Fair value of plan assets at beginning of year     $   255     $ 1,936     $ 2,191     $    --     $    --     $    --
  Acquisition                                            203         277         480          --          --          --
  Actual return on plan assets net of expenses           (32)       (227)       (259)         --          --          --
  Employer contributions                                 126          45         171          --          21          21
  Participant contributions                                5          --           5          --          --          --
  Benefits paid                                          (75)        (90)       (165)         --         (21)        (21)
  Asset adjustment                                        --          (1)         (1)         --          --          --
  Effect of foreign currency fluctuation                 (25)         --         (25)         --          --          --
  Curtailment                                             (2)        (10)        (12)         --          --          --
------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year*            $   455     $ 1,930     $ 2,385     $    --     $    --     $    --
========================================================================================================================
Reconciliation of funded status:
  Funded status                                      $  (503)    $   101     $  (402)    $   (12)    $  (233)    $  (245)
  Unrecognized actuarial (gain)/loss                     131         224         355          --          25          25
  Unrecognized transition obligation                       6           2           8          --          --          --
  Unrecognized prior service cost                          4          21          25          --         (38)        (38)
  Benefit payments                                        --          --          --          --           2           2
------------------------------------------------------------------------------------------------------------------------
Net amount recognized at year end                    $  (362)    $   348     $   (14)    $   (12)    $  (244)    $  (256)
========================================================================================================================
Amounts recognized in the statement of
  financial position consist of:
  Prepaid benefit cost                               $     1     $   492     $   493     $    --     $    --     $    --
  Accrued benefit liability                             (458)       (172)       (630)        (12)       (244)       (256)
  Intangible asset                                        95          28         123          --          --          --
------------------------------------------------------------------------------------------------------------------------
Net amount recognized at year end                    $  (362)    $   348     $   (14)    $   (12)    $  (244)    $  (256)
========================================================================================================================
Weighted-average assumptions as of December 31,
Discount rate                                       3.0-10.0%   7.3- 7.5%                6.0-7.3%    7.3-7.5%
Expected return on plan assets                      3.0-13.0    8.5-10.3                     N/A         N/A
Rate of compensation increase                       2.0- 8.0    4.3- 5.6                     N/A         N/A
========================================================================================================================

For measurement purposes, an 8.0 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2001.
The rate was assumed to decrease gradually to 5.0 percent for 2007 and remain at that level thereafter.
*Plan assets are invested primarily in fixed-income securities and listed stocks.

                             American International Group, Inc. and Subsidiaries

(in millions)
-----------------------------------------------------------------------------------------------------------------------------
                                                             Pension Benefits                        Other Benefits
                                                    ----------------------------------     ----------------------------------
                                                    Non-U.S.         U.S.                  Non-U.S.         U.S.
2000                                                   Plans        Plans        Total        Plans        Plans        Total
=============================================================================================================================
Change in benefit obligation:
  Benefit obligation at beginning of year            $   476      $ 1,212      $ 1,688      $     8      $   188      $   196
  Service cost                                            32           57           89            1            4            5
  Interest cost                                           15          100          115           --           15           15
  Participant contributions                                5           --            5           --           --           --
  Actuarial loss                                           8           88           96            1           31           32
  Plan amendments and mergers                             --            9            9           --          (16)         (16)
  Benefits paid                                          (24)         (51)         (75)          --          (25)         (25)
  Effect of foreign currency fluctuation                 (50)          --          (50)          --           --           --
-----------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                    $   462      $ 1,415      $ 1,877      $    10      $   197      $   207
=============================================================================================================================
Change in plan assets:
  Fair value of plan assets at beginning of year     $   300      $ 1,883      $ 2,183      $    --      $    --      $    --
  Actual return on plan assets net of expenses           (17)          91           74           --           --           --
  Employer contributions                                  23            5           28           --           26           26
  Participant contributions                                5           --            5           --           --           --
  Benefits paid                                          (25)         (51)         (76)          --          (26)         (26)
  Asset adjustment                                        --           (1)          (1)          --           --           --
  Effect of foreign currency fluctuation                 (31)          --          (31)          --           --           --
  Plan mergers                                            --            9            9           --           --           --
-----------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year*            $   255      $ 1,936      $ 2,191      $    --      $    --      $    --
=============================================================================================================================
Reconciliation of funded status:
  Funded status                                      $  (207)     $   521      $   314      $   (10)     $  (197)     $  (207)
  Unrecognized actuarial (gain)/loss                      44         (297)        (253)          --           16           16
  Unrecognized transition obligation                       9            4           13           --           --           --
  Unrecognized prior service cost                          5           23           28           --          (43)         (43)
  Benefit payments                                        --           --           --           --            3            3
-----------------------------------------------------------------------------------------------------------------------------
Net amount recognized at year end                    $  (149)     $   251      $   102      $   (10)     $  (221)     $  (231)
=============================================================================================================================
Amounts recognized in the statement of
  financial position consist of:
  Prepaid benefit cost                               $     1      $   393      $   394      $    --      $    --      $    --
  Accrued benefit liability                             (182)        (145)        (327)         (10)        (221)        (231)
  Intangible asset                                        32            3           35           --           --           --
-----------------------------------------------------------------------------------------------------------------------------
Net amount recognized at year end                    $  (149)     $   251      $   102      $   (10)     $  (221)     $  (231)
=============================================================================================================================
Weighted-average assumptions as of December 31,
Discount rate                                       3.0-10.0%    7.5- 8.0%                  7.0-7.5%     7.5-8.0%
Expected return on plan assets                      3.5-13.0     9.0-10.4                       N/A          N/A
Rate of compensation increase                       2.0- 8.0     4.5- 5.0                       N/A          N/A
=============================================================================================================================

For measurement purposes, an 8.5 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2000.
The rate was assumed to decrease gradually to 5.0 percent for 2007 and remain at that level thereafter.
*Plan assets are invested primarily in fixed-income securities and listed stocks.

    The net benefit cost for the years ended December 31, 2001, 2000, and 1999 included the following components:

(in millions)
----------------------------------------------------------------------------------------------------------
                                                  PENSION BENEFITS                   OTHER BENEFITS
                                            -----------------------------     ----------------------------
                                            NON-U.S.       U.S.               NON-U.S.      U.S.
                                               PLANS      PLANS     TOTAL        PLANS     PLANS     TOTAL
==========================================================================================================
2001
Components of net period benefit cost:
  Service cost                                 $  38      $  70     $ 108        $   1     $   4     $   5
  Interest cost                                   25        127       152           --        16        16
  Expected return on assets                      (16)      (204)     (220)          --        --        --
  Amortization of prior service cost               2          3         5           --        (4)       (4)
  Amortization of transitional liability           2          1         3           --        --        --
  Recognized actuarial loss                        5          2         7           --        --        --
  Gain due to curtailment or settlement           (7)        18        11           --        --        --
----------------------------------------------------------------------------------------------------------
Net periodic benefit cost                      $  49      $  17     $  66        $   1     $  16     $  17
==========================================================================================================
2000
Components of net period benefit cost:
  Service cost                                 $  32      $  57     $  89        $   1     $   4     $   5
  Interest cost                                   15        101       116           --        16        16
  Expected return on assets                      (12)      (172)     (184)          --        --        --
  Amortization of prior service cost               2          2         4           --        (4)       (4)
  Amortization of transitional liability           2          1         3           --        --        --
  Recognized actuarial loss                        2        (11)       (9)          --        --        --
----------------------------------------------------------------------------------------------------------
Net periodic benefit cost                      $  41      $ (22)    $  19        $   1     $  16     $  17
==========================================================================================================
1999
Components of net period benefit cost:
  Service cost                                 $  36      $  62     $  98        $   1     $   5     $   6
  Interest cost                                   17         90       107           --        14        14
  Expected return on assets                      (10)      (152)     (162)          --        --        --
  Amortization of prior service cost               3          2         5           --        (4)       (4)
  Amortization of transitional liability           2          1         3           --        --        --
  Recognized actuarial loss                        3          1         4           --        --        --
----------------------------------------------------------------------------------------------------------
Net periodic benefit cost                      $  51      $   4     $  55        $   1     $  15     $  16
==========================================================================================================

    The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $1.19 billion, $1.06 billion and $499 million, respectively, as of December 31, 2001 and $360 million, $304 million and $51 million as of December 31, 2000. The principal reason for the increase from 2000 to 2001 was the acquisition of AIG Star Life Insurance Co., Ltd. during 2001.

    At December 31, 2001, there were 1.1 million shares of AIG common stock with a value of $88.8 million included in the plan assets. The benefit plans have purchased annuity contracts from AIG's subsidiaries to provide $56 million of future annual benefits to certain AGC retirees.

    On December 31, 1998, AIG amended its retirement and postretirement healthcare plan to provide increased benefits to certain employees who retire prior to age 65. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan.

    A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

(in millions)
--------------------------------------------------------------------------------
                                                  1-PERCENTAGE      1-PERCENTAGE
                                                POINT INCREASE    POINT DECREASE
================================================================================
Effect on total of service and interest
  cost components                                           $1                $1
Effect on postretirement benefit obligation                  7                 6
================================================================================

16. STARR INTERNATIONAL COMPANY, INC. PLAN

Starr International Company, Inc. (SICO) provides a Deferred Compensation Profit Participation Plan (SICO Plan) to certain AIG employees. The SICO Plan came into being in 1975 when the voting shareholders and Board of Directors of SICO, a private holding company whose principal asset consists of AIG common stock, decided that a portion of the capital value of SICO should be used to provide an incentive plan for the current and succeeding managements of all American International companies, including AIG. Participation in the SICO Plan by any person, and the amount of such participation, is at the sole discretion of SICO's Board of Directors, and none of the costs of the various benefits provided under such plan is paid by or charged to AIG. The SICO Plan provides that shares currently

                             American International Group, Inc. and Subsidiaries
owned by SICO may be set aside by SICO for the benefit of the participant and distributed upon retirement. The SICO Board of Directors may permit an early pay-out of units under certain circumstances. Prior to pay-out, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant's voluntary termination of employment with AIG prior to normal retirement age. In addition, SICO's Board of Directors may elect to pay a participant cash in lieu of shares of AIG common stock. If the expenses of the SICO Plan had been reflected by AIG, the pre-tax amounts accrued would have been $56.9 million, $78.3 million and $88.1 million for 2001, 2000 and 1999, respectively.

17. LEASES

(a) AIG and its subsidiaries occupy leased space in many locations under various long-term leases and have entered into various leases covering the long-term use of data processing equipment.

    At December 31, 2001, the future minimum lease payments under operating leases were as follows:

(in millions)
=============================================================
2002                                                   $  462
2003                                                      361
2004                                                      275
2005                                                      205
2006                                                      147
Remaining years after 2006                                792
-------------------------------------------------------------
Total                                                  $2,242
=============================================================

    Rent expense approximated $472 million, $412 million and $390 million for the years ended December 31, 2001, 2000 and 1999 respectively.

    (b) Minimum future rental income on noncancelable operating leases of flight equipment which have been delivered at December 31, 2001 was as follows:

(in millions)
=============================================================
2002                                                   $1,977
2003                                                    1,639
2004                                                    1,342
2005                                                    1,041
2006                                                      755
Remaining years after 2006                              1,802
-------------------------------------------------------------
Total                                                  $8,556
=============================================================

    Flight equipment is leased, under operating leases, with remaining terms ranging from one to 14 years.


18. OWNERSHIP AND TRANSACTIONS WITH RELATED PARTIES

(a) OWNERSHIP:The directors and officers of AIG, together with C.V. Starr & Co., Inc. (Starr), a private holding company, The Starr Foundation and Starr International Company, Inc. (SICO), a private holding company, owned or otherwise controlled approximately 21 percent of the voting stock of AIG at December 31, 2001. Six directors of AIG also serve as directors of Starr and SICO.

    (b) TRANSACTIONS WITH RELATED PARTIES:During the ordinary course of business, AIG and its subsidiaries pay commissions to Starr and its subsidiaries for the production and management of insurance business. There are no significant receivables from/payables to related parties at December 31, 2001. Net commission payments to Starr aggregated approximately $77 million in 2001, $60 million in 2000 and $45 million in 1999, from which Starr is required to pay commissions due originating brokers and its operating expenses. AIG also received approximately $14 million in 2001, $13 million in 2000 and $11 million in 1999 from Starr and paid approximately $42,000 in 2001, $41,000 in 2000 and $42,000 in 1999 to Starr in rental fees. AIG also received approximately $4 million in 2001 and $1 million in 2000 and 1999, respectively, from SICO and paid approximately $1 million in each of the years 2001, 2000 and 1999 to SICO as reimbursement for services rendered at cost. AIG also paid to SICO $4 million in 2001, 2000 and 1999 in rental fees.


19. SEGMENT INFORMATION

(a) AIG's operations are conducted principally through four business segments. These segments and their respective operations are as follows:

    General Insurance:AIG's general insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance.

    DBG writes substantially all classes of business insurance accepting such business mainly from insurance brokers. This provides DBG the opportunity to select specialized markets and retain underwriting control. Any licensed broker is able to submit business to DBG without the traditional agent-company contractual relationship, but such broker usually has no authority to commit DBG to accept a risk. HSB's operations are included in this group.

    Transatlantic offers reinsurance capacity both domestically and overseas on treaty and facultative bases for a full range of property and casualty products.

    Personal Lines engages in the mass marketing of personal lines insurance, primarily private passenger auto, homeowners and personal umbrella coverages.

    Mortgage Guaranty provides guaranty insurance primarily on conventional first mortgage loans on single family dwellings and condominiums.

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

    AIG's three principal overseas life operations are ALICO, AIA and Nan Shan. ALICO is incorporated in Delaware and all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in approximately 50 countries located in Europe, Africa, Latin America, the Caribbean, the Middle East, and the Far East, with Japan being the largest territory. AIA operates primarily in Hong Kong, Singapore, Malaysia and Thailand. Nan Shan operates in Taiwan. AIG's domestic life operations sell financial and investment type products, as well as traditional life products.

    Financial Services: AIG's financial services subsidiaries engage in diversified financial products and services including premium financing, banking services and consumer finance services.

    ILFC engages primarily in the acquisition of commercial jet aircraft and the leasing and remarketing of such aircraft to airlines around the world. Also, ILFC provides, for a fee, fleet management services to certain third-party operators.

    AIGFP structures financial transactions, including long-dated interest rate and currency swaps and structured borrowings through notes, bonds and guaranteed investment agreements. AIGFP does not engage in trading activities with respect to commodity contracts. AIGTG engages in various commodities trading, foreign exchange trading, interest rate swaps and market making activities.

    AIG's Consumer Finance operations include AGF as well as AIG Consumer Finance Group, Inc. AGF and CFG provide a wide variety of consumer finance products, including mortgages, consumer loans, retail sales finance and credit related insurance to customers both domestically and overseas, particularly emerging markets.

    Retirement Savings & Asset Management:AIG's retirement savings & asset management operations offer a wide variety of investment products, including variable annuities, and mutual funds, as well as investment services, including investment asset management. Such products and services are offered to individuals and institutions both domestically and overseas.

    AIG's principal retirement savings & asset management operations are conducted through SAAMCo The Variable Annuity Life Insurance Company (VALIC), Global Investment and Cap Partners. SAAMCo develops and sells variable annuities and other investment products, sells and manages mutual funds and provides financial services. VALIC provides tax qualified annuities to employees of educational, healthcare and governmental entities. Global Investment manages third-party institutional, retail and private equity funds' invested assets on a global basis, and provides custodial services. Cap Partners organizes and manages the invested assets of institutional private equity investment funds and may also invest in such funds. Each of these subsidiary operations receives fees for investment products and services provided.

    (b) The following table summarizes the operations by major operating segment for the years ended December 31, 2001, 2000 and 1999:

                             American International Group, Inc. and Subsidiaries

                                                                                  OPERATING SEGMENTS - 2001
                                                      -----------------------------------------------------------------------------
                                                                                            RETIREMENT
                                                                                             SAVINGS &
                                                        GENERAL         LIFE    FINANCIAL        ASSET
(in millions)                                         INSURANCE    INSURANCE     SERVICES   MANAGEMENT      OTHER(a)   CONSOLIDATED
===================================================================================================================================
Revenues(b)                                           $  22,128    $  30,724    $   6,485    $   3,517   $   (452)        $  62,402
Interest revenue                                             --           --        3,983           84         --             4,067
Interest expense                                              2          109        3,596           17        314             4,038
Realized capital losses                                    (130)        (254)          --           --       (452)             (836)
Operating income (loss) before minority interest(c)       2,851        5,406        1,999        1,060     (3,177)(d)         8,139
Income taxes (benefits)                                     742        1,835          708          356     (1,302)            2,339
Depreciation expense                                        189          216          910            5        117             1,437
Capital expenditures                                        290          842        4,529           11        156             5,828
Identifiable assets                                      91,544      296,569      107,322        1,842     (4,295)          492,982
===================================================================================================================================

                                                                                  Operating Segments - 2000
                                                      -----------------------------------------------------------------------------
                                                                                            Retirement
                                                                                             Savings &
                                                        General         Life    Financial        Asset
(in millions)                                         Insurance    Insurance     Services   Management      Other(a)   Consolidated
===================================================================================================================================
Revenues(b)                                          $  20,146     $  27,675    $   5,954    $   3,475   $   (190)        $  57,060
Interest revenue                                            --            --        3,557           94         --             3,651
Interest expense                                             5           144        3,276           15        265             3,705
Realized capital gains (losses)                             38          (162)          --           --       (190)             (314)
Operating income (loss) before minority interest         3,524         4,822        1,678        1,161     (1,162)           10,023
Income taxes (benefits)                                    931         1,566          588          400       (514)            2,971
Depreciation expense                                       149           149          833            4        108             1,243
Capital expenditures                                       278           501        3,748           18        184             4,729
Identifiable assets                                     85,270       248,982       94,173        1,590     (3,344)          426,671
===================================================================================================================================

                                                                                  Operating Segments - 1999
                                                      -----------------------------------------------------------------------------
                                                                                            Retirement
                                                                                             Savings &
                                                        General         Life    Financial        Asset
(in millions)                                         Insurance    Insurance     Services   Management      Other(a)   Consolidated
===================================================================================================================================
Revenues(b)                                           $  18,356    $  24,837    $   5,069    $   3,112   $    (44)        $  51,330
Interest revenue                                             --           --        2,836           84         --             2,920
Interest expense                                              8          159        2,616            5        234             3,022
Realized capital gains (losses)                             295         (148)          --           --        (44)              103
Operating income (loss) before minority interest          3,481        4,210        1,432          920       (644)            9,399
Income taxes (benefits)                                     831        1,427          513          310       (248)            2,833
Depreciation expense                                        134          130          762            5         99             1,130
Capital expenditures                                        215          366        3,495           35        128             4,239
Identifiable assets                                      76,725      231,843       78,868        1,132     (4,883)          383,685
===================================================================================================================================

(a) Includes AIG Parent and other operations which are not required to be reported separately, other income (deductions) -- net and adjustments and eliminations.
(b) Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transaction and other fees, retirement savings & asset management commissions and other fees and realized capital gains (losses).
(c) Includes $769 million and $131 million with respect to WTC losses for general and life insurance operations, respectively.
(d) Includes acquisition, restructuring and related charges of $2,017 million.

    (c) The following table summarizes AIG's general insurance operations by major internal reporting group for the years ended December 31, 2001, 2000 and 1999:

                                                                                GENERAL INSURANCE - 2001
                                             ---------------------------------------------------------------------------------------
                                              DOMESTIC                                                                         TOTAL
                                             BROKERAGE                      PERSONAL    MORTGAGE    FOREIGN                  GENERAL
(in millions)                                    GROUP     TRANSATLANTIC       LINES    GUARANTY    GENERAL     OTHER(a)   INSURANCE
====================================================================================================================================
Net premiums written                          $ 10,197          $  1,906    $  2,454    $    494   $  5,050   $    --       $ 20,101
Net premiums earned                              9,776             1,790       2,478         489      4,832        --         19,365
Losses & loss expenses incurred                  8,728             1,562       2,130          63      2,923        --         15,406
Underwriting expenses                            1,386               502         440         115      1,428        --          3,871
Adjusted underwriting profit (loss)(b)(d)         (338)             (274)        (92)        311        481        --             88
Net investment income                            1,827               240         114         106        583        23          2,893
Operating income (loss) before
  realized capital gains(c)(d)                   1,489(e)            (34)         22         417      1,064        23          2,981
Depreciation expense                                83                 3          28           4         71        --            189
Capital expenditures                               106                 2          69           3        110        --            290
Identifiable assets                             60,604             6,741       3,863       2,219     21,781    (3,664)        91,544
====================================================================================================================================

                                                                                General Insurance - 2000
                                             ---------------------------------------------------------------------------------------
                                              Domestic                                                                         Total
                                             Brokerage                      Personal    Mortgage    Foreign                  General
(In Millions)                                    Group     Transatlantic       Lines    Guaranty    General     Other(a)   Insurance
====================================================================================================================================
Net premiums written                           $ 7,934           $ 1,659     $ 2,510     $   453    $ 4,970   $    --        $17,526
Net premiums earned                              8,023             1,632       2,401         452      4,899        --         17,407
Losses & loss expenses incurred                  6,843             1,197       2,022          68      2,974        --         13,104
Underwriting expenses                            1,003               434         416         114      1,551        --          3,518
Adjusted underwriting profit (loss)(b)             177                 1         (37)        270        374        --            785
Net investment income                            1,614               234         113          93        570        77          2,701
Operating income before
  realized capital gains(c)                      1,791(e)            235          76         363        944        77          3,486
Depreciation expense                                52                 2          19           5         71        --            149
Capital expenditures                               102                 2          75           4         95        --            278
Identifiable assets                             57,302             5,523       3,776       1,867     19,626    (2,824)        85,270
====================================================================================================================================

                                                                                General Insurance - 1999
                                             ---------------------------------------------------------------------------------------
                                              Domestic                                                                         Total
                                             Brokerage                      Personal    Mortgage    Foreign                  General
(In Millions)                                    Group     Transatlantic       Lines    Guaranty    General     Other(a)   Insurance
====================================================================================================================================
Net premiums written                          $  7,526          $  1,499    $  2,162    $    397   $  4,640   $    --       $ 16,224
Net premiums earned                              7,002             1,485       2,079         396      4,582        --         15,544
Losses & loss expenses incurred                  6,069             1,149       1,678          51      2,791        --         11,738
Underwriting expenses                              877               413         325         120      1,402        --          3,137
Adjusted underwriting profit (loss)(b)              56               (77)         76         225        389        --            669
Net investment income                            1,563               230         113          76        467        68          2,517
Operating income before
  realized capital gains(c)                      1,619(e)            153         189         301        856        68          3,186
Depreciation expense                                38                 2          17           5         72        --            134
Capital expenditures                                77                 3          51           5         79        --            215
Identifiable assets                             51,339             5,480       3,410       1,557     17,319    (2,380)        76,725
====================================================================================================================================

(a) Includes adjustments and eliminations.
(b) Adjusted underwriting profit (loss) represents statutory underwriting profit or loss adjusted primarily for changes in deferred acquisition costs.
(c) Realized capital gains are not deemed to be an integral part of AIG's general insurance operations' internal reporting groups.
(d) Includes $769 million with respect to WTC losses: DBG: $544 million;
    Transatlantic: $200 million; Foreign General: $25 million.
(e) Includes $139 million ($198 million excluding WTC losses), $224 million and $209 million for the twelve months ended December 31, 2001, 2000 and 1999, respectively, with respect to the Lexington Surplus Lines Pool.

                             American International Group, Inc. and Subsidiaries

    (d) The following table summarizes AIG's life insurance operations by major internal reporting group for the years ended December 31, 2001, 2000 and 1999:

                                                                                  LIFE INSURANCE - 2001
                                                         --------------------------------------------------------------
                                                                           AIA                                    TOTAL
                                                                           AND     DOMESTIC                        LIFE
(in millions)                                               ALICO     NAN SHAN         LIFE       OTHER(a)    INSURANCE
=======================================================================================================================
Premium income                                           $  4,180     $  8,485     $  4,950     $ 1,628        $ 19,243
Net investment income                                       1,454        1,880        8,083         318          11,735
Operating income before realized capital gains(b)(c)          873        1,483        2,920         384           5,660
Depreciation expense                                           41           40          104          31             216
Capital expenditures                                          252           81          238         271             842
Identifiable assets                                        30,222       41,854      206,734      17,759(d)      296,569
=======================================================================================================================

                                                                                  Life Insurance - 2000
                                                         --------------------------------------------------------------
                                                                           AIA                                    Total
                                                                           and     Domestic                        Life
(in millions)                                               ALICO     Nan Shan         Life       Other(a)    Insurance
=======================================================================================================================
Premium income                                           $  4,135     $  7,859     $  4,818     $   361        $ 17,173
Net investment income                                       1,362        1,688        7,467         147          10,664
Operating income before realized capital gains(b)             754        1,409        2,746          75           4,984
Depreciation expense                                           46           33           62           8             149
Capital expenditures                                          313           58           98          32             501
Identifiable assets                                        28,532       32,697      186,111       1,642         248,982
=======================================================================================================================

                                                                                  Life Insurance - 1999
                                                         --------------------------------------------------------------
                                                                           AIA                                    Total
                                                                           and     Domestic                        Life
(in millions)                                               ALICO     Nan Shan         Life       Other(a)    Insurance
=======================================================================================================================
Premium income                                           $  3,714     $  7,014     $  4,485     $   267        $ 15,480
Net investment income                                       1,222        1,357        6,796         130           9,505
Operating income before realized capital gains(b)             680        1,200        2,414          64           4,358
Depreciation expense                                           41           30           53           6             130
Capital expenditures                                           62           92          193          19             366
Identifiable assets                                        26,294       28,310      175,504       1,735         231,843
=======================================================================================================================

(a) Includes other operations which are not required to be reported separately and adjustments and eliminations.
(b) Realized capital gains are not deemed to be an integral part of AIG's life insurance operations' internal reporting groups.
(c) Includes $131 million with respect to WTC losses.
(d) Reflects AIG Star Life Insurance Co., Ltd. which was acquired in April 2001.

    (e) The following table summarizes AIG's financial services operations by major internal reporting group for the years ended December 31, 2001, 2000 and 1999:

                                                                                  FINANCIAL SERVICES - 2001
                                                             ------------------------------------------------------------
                                                                                                                    TOTAL
                                                                                       CONSUMER                 FINANCIAL
(in millions)                                                    ILFC       AIGFP(a)    FINANCE      OTHER(b)    SERVICES
=========================================================================================================================
Commissions, transaction and other fees and loan fees(c)     $  2,613    $  1,178      $  2,560    $   134       $  6,485
Interest revenue                                                   33       1,638         2,149        163          3,983
Interest expense                                                  850       1,883           753        110          3,596
Operating income (loss)                                           749         758           513        (21)         1,999
Depreciation expense                                              811           9            34         56            910
Capital expenditures                                            4,418          17            39         55          4,529
Identifiable assets                                            23,424      50,324        16,945     16,629        107,322
=========================================================================================================================

                                                                                  Financial Services - 2000
                                                             ------------------------------------------------------------
                                                                                                                    Total
                                                                                       Consumer                 Financial
(in millions)                                                    ILFC       AIGFP(a)    Finance      Other(b)    Services
=========================================================================================================================
Commissions, transaction and other fees and loan fees(c)     $  2,441    $  1,056      $  2,325    $   132       $  5,954
Interest revenue                                                   38       1,540         1,849        130          3,557
Interest expense                                                  824       1,552           756        144          3,276
Operating income (loss)                                           654         648           398        (22)         1,678
Depreciation expense                                              729           8            29         67            833
Capital expenditures                                            3,435         216            40         57          3,748
Identifiable assets                                            19,984      41,837        15,571     16,781         94,173
=========================================================================================================================

                                                                                  Financial Services - 1999
                                                             ------------------------------------------------------------
                                                                                                                    Total
                                                                                       Consumer                 Financial
(in millions)                                                    ILFC       AIGFP(a)    Finance      Other(b)    Services
=========================================================================================================================
Commissions, transaction and other fees and loan fees(c)     $  2,194    $    737      $  2,024    $   114       $  5,069
Interest revenue                                                   30       1,066         1,589        151          2,836
Interest expense                                                  732       1,189           604         91          2,616
Operating income                                                  590         482           346         14          1,432
Depreciation expense                                              664           6            25         67            762
Capital expenditures                                            3,366          11            55         63          3,495
Identifiable assets                                            17,854      33,965        14,304     12,745         78,868
=========================================================================================================================

(a) AIGFP's interest revenue and interest expense are reported as net revenues.
(b) Includes other operations which are not required to be reported separately and adjustments and eliminations.
(c) Commissions, transaction and other fees and loan fees are the sum of the net gain or loss of trading activities, the net change in unrealized gain or loss, the net interest revenues from forward rate agreements and interest rate swaps, and where applicable, management and incentive fees from asset management activities.

                             American International Group, Inc. and Subsidiaries

    (f) A substantial portion of AIG's operations is conducted in countries other than the United States and Canada. The following table summarizes AIG's operations by major geographic segment. Allocations have been made on the basis of the location of operations and assets.

                                                                                                GEOGRAPHIC SEGMENTS - 2001
                                                                                     -----------------------------------------------
                                                                                                                OTHER
(in millions)                                                                        DOMESTIC(a)   FAR EAST   FOREIGN   CONSOLIDATED
====================================================================================================================================
Revenues(b)                                                                           $36,827       $17,128   $ 8,447        $62,402
Real estate and other fixed assets, net of accumulated depreciation                     2,220         1,824       789          4,833
Flight equipment primarily under operating leases, net of accumulated depreciation     22,710            --        --         22,710
====================================================================================================================================

                                                                                                Geographic Segments - 2000
                                                                                     -----------------------------------------------
                                                                                                                Other
(in millions)                                                                        Domestic(a)   Far East   Foreign   Consolidated
====================================================================================================================================
Revenues(b)                                                                           $34,214       $15,311   $ 7,535        $57,060
Real estate and other fixed assets, net of accumulated depreciation                     2,104         1,264       758          4,126
Flight equipment primarily under operating leases, net of accumulated depreciation     19,325            --        --         19,325
====================================================================================================================================

                                                                                                Geographic Segments - 1999
                                                                                     -----------------------------------------------
                                                                                                                Other
(in millions)                                                                        Domestic(a)   Far East   Foreign   Consolidated
====================================================================================================================================
Revenues(b)                                                                           $31,199       $13,242   $ 6,889        $51,330
Real estate and other fixed assets, net of accumulated depreciation                     1,747         1,006       755          3,508
Flight equipment primarily under operating leases, net of accumulated depreciation     17,334            --        --         17,334
====================================================================================================================================

(a) Including general insurance operations in Canada.
(b) Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transaction and other fees, retirement savings & asset management commissions and other fees and realized capital gains (losses).


20. ACQUISITION, RESTRUCTURING AND RELATED CHARGES

During the third quarter of 2001, AGC was consolidated into AIG. One-time charges in connection with this acquisition totaled $1.36 billion for the third quarter of 2001. During the second quarter of 2001, AGC incurred $654 million in connection with the termination of its merger agreement with Prudential plc. Thus, for the entire year, AIG incurred $2.02 billion of charges in connection with the acquisition of AGC.

    With respect to the charges of $1.36 billion incurred in the third quarter of 2001, approximately $512 million were related to direct costs of the acquisition, including $85 million in investment banking, legal and accounting fees. Direct costs of'$427 million were related to employee severance and other termination benefits, and other compensation costs related to change in control agreements with AGC executives. The costs were also based in part on a projected elimination of' positions, in accordance with AIG's post-business combination plans, which will enhance the effectiveness and efficiency of the combined operations. The balance of the $1.36 billion represented charges resulting from post-business combination plans, recognizing that certain assets will have no future economic benefit or ability to generate future revenues. Such charges include asset impairment charges related to software, leasehold improvements and certain goodwill. Also included were certain adjustments associated with conforming AGC's balances to AIG's existing accounting policies and methodologies.

    Of the $1.36 billion, approximately $305 million has been paid as of December 31, 2001. The balance is included in Other liabilities.

    Less significant, ongoing costs with respect to the integration of operations will continue to be expensed in future periods as incurred. AIG expects that these ongoing costs will include costs for the integration of computer systems, the training and relocation of certain employees and the consolidation of facilities.

21. SUMMARY OF QUARTERLY FINANCIAL INFORMATION - UNAUDITED

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2001 and 2000 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown.

                                                                                THREE MONTHS ENDED
                                             ------------------------------------------------------------------------------------
                                                  MARCH 31,              JUNE 30,           SEPTEMBER 30,         DECEMBER 31,
                                             ------------------    ------------------    ------------------    ------------------
(in millions, except per share amounts)         2001       2000       2001       2000       2001       2000       2001       2000
=================================================================================================================================
Revenues                                     $14,955    $13,636    $15,313    $14,173    $15,729    $13,931    $16,405    $15,320
Net income                                     1,855      1,631      1,315      1,501        327      1,705      1,866      1,802
=================================================================================================================================
Net income per common share:
  Basic                                      $  0.71    $  0.63    $  0.50    $  0.57    $  0.12    $  0.66    $  0.72    $  0.69
  Diluted                                       0.70       0.62       0.50       0.57       0.12       0.65       0.70       0.68
Average shares outstanding:
  Basic                                        2,623      2,608      2,621      2,600      2,620      2,606      2,615      2,610
  Diluted                                      2,651      2,644      2,651      2,634      2,651      2,633      2,645      2,639
=================================================================================================================================

22. Information Provided in Connection with Outstanding Debt of AGC.

The following condensed consolidating financial statements are provided in compliance with Regulation S-X of the Securities and Exchange Commission (the "Commission"). In accordance with Rule 14a-3 of the Commission, this information has been omitted from the 2001 Annual Report to Shareholders.

    AGC is a holding company and a wholly-owned subsidiary of AIG. At December 31, 2001, AGC had commercial paper outstanding as well as notes issued. (See
Note 9.) As of November 2001, AIG has provided a full and unconditional guarantee of all outstanding debt of AGC.

                             American International Group, Inc. and Subsidiaries



Condensed Consolidating Balance Sheets:


---------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2001

                                                             AMERICAN
                                                         INTERNATIONAL
                                                           GROUP, INC.          AGC          OTHER                   CONSOLIDATED
(in millions)                                                GUARANTOR       ISSUER   SUBSIDIARIES   ELIMINATIONS             AIG
=================================================================================================================================
ASSETS:
  INVESTED ASSETS                                             $  1,405     $     --       $358,666       $ (3,371)       $356,700
  CASH                                                               1            1            696             --             698
  CARRYING VALUE OF SUBSIDIARIES AND PARTIALLY
    OWNED COMPANIES, AT EQUITY                                  52,117       12,022          3,309        (66,746)            902
  OTHER ASSETS                                                   2,395        2,799        130,422           (934)        134,682
---------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                  $ 55,918     $ 14,822       $493,293       $(71,051)       $492,982
=================================================================================================================================
LIABILITIES:
  INSURANCE LIABILITIES                                       $    320     $     --       $256,219       $     --        $256,539
  DEBT                                                           2,119        5,500         61,048         (2,936)         65,731
  OTHER LIABILITIES                                              1,329        1,267        114,656           (892)        116,360
---------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                3,768        6,767        431,923         (3,828)        438,630
---------------------------------------------------------------------------------------------------------------------------------
PREFERRED SHAREHOLDERS' EQUITY IN SUBSIDIARY COMPANIES              --           --          2,602           (400)          2,202
TOTAL CAPITAL FUNDS                                             52,150        8,055         58,768        (66,823)         52,150
---------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, PREFERRED SHAREHOLDERS' EQUITY
  IN SUBSIDIARY COMPANIES AND CAPITAL FUNDS                   $ 55,918     $ 14,822       $493,293       $(71,051)       $492,982
=================================================================================================================================

---------------------------------------------------------------------------------------------------------------------------------
December 31, 2000

                                                             American
                                                         International
                                                           Group, Inc.          AGC          Other                   Consolidated
(in millions)                                                Guarantor       Issuer   Subsidiaries   Eliminations             AIG
=================================================================================================================================
Assets:
  Invested assets                                             $    723     $     --       $301,410       $ (2,846)       $299,287
  Cash                                                               1            3            518             --             522
  Carrying value of subsidiaries and partially
    owned companies, at equity                                  47,532       11,275          2,894        (61,365)            336
  Other assets                                                   2,295        2,874        121,699           (342)        126,526
---------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                  $ 50,551     $ 14,152       $426,521       $(64,553)       $426,671
=================================================================================================================================
Liabilities:
  Insurance liabilities                                       $    334     $     --       $215,169       $    (35)       $215,468
  Debt                                                           1,301        5,585         50,353         (2,916)         54,323
  Other liabilities                                              1,477          747        103,911           (108)        106,027
---------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                3,112        6,332        369,433         (3,059)        375,818
---------------------------------------------------------------------------------------------------------------------------------
Preferred shareholders' equity in subsidiary companies              --           --          3,414             --           3,414
Total Capital Funds                                             47,439        7,820         53,674        (61,494)         47,439
---------------------------------------------------------------------------------------------------------------------------------
Total Liabilities, Preferred Shareholders' Equity
  in Subsidiary Companies and Capital Funds                   $ 50,551     $ 14,152       $426,521       $(64,553)       $426,671
=================================================================================================================================

Condensed Consolidating Statement of Income

Year ended December 31, 2001

                                                             AMERICAN
                                                         INTERNATIONAL
                                                           GROUP, INC.          AGC          OTHER                   CONSOLIDATED
(in millions)                                                GUARANTOR       ISSUER   SUBSIDIARIES   ELIMINATIONS             AIG
=================================================================================================================================
GENERAL INSURANCE OPERATING INCOME                             $    (4)     $    --        $ 2,855        $    --         $ 2,851
LIFE INSURANCE OPERATING INCOME                                     --           --          5,406             --           5,406
FINANCIAL SERVICES OPERATING INCOME                                360           --          1,639             --           1,999
RETIREMENT SAVINGS & ASSET MANAGEMENT
  OPERATING INCOME                                                  12           --          1,048             --           1,060
EQUITY IN UNDISTRIBUTED NET INCOME OF
  CONSOLIDATED SUBSIDIARIES                                      3,340          150             --         (3,490)             --
DIVIDEND INCOME FROM CONSOLIDATED SUBSIDIARIES                   2,236          826             --         (3,062)             --
OTHER                                                             (204)      (1,525)        (1,448)            --          (3,177)
INCOME TAXES (BENEFITS)                                            352         (514)         2,501             --           2,339
MINORITY INTEREST                                                   --           --           (301)            --            (301)
CUMULATIVE EFFECT OF ACCOUNTING CHANGES                            (25)          --           (111)            --            (136)
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                     $ 5,363      $   (35)       $ 6,587        $(6,552)        $ 5,363
=================================================================================================================================

Year ended December 31, 2000

                                                             American
                                                         International
                                                           Group, Inc.          AGC          Other                   Consolidated
(in millions)                                                Guarantor       Issuer   Subsidiaries   Eliminations             AIG
=================================================================================================================================
General insurance operating income                             $   (11)     $    --        $ 3,535        $    --         $ 3,524
Life insurance operating income                                     --           --          4,822             --           4,822
Financial services operating income                                280           --          1,398             --           1,678
Retirement savings & asset management
  operating income                                                  (5)          --          1,166             --           1,161
Equity in undistributed net income of
  consolidated subsidiaries                                      5,233          659             --         (5,892)             --
Dividend income from consolidated subsidiaries                   1,514          557             --         (2,071)             --
Other                                                              (87)        (324)          (751)            --          (1,162)
Income taxes (benefits)                                            285         (111)         2,797             --           2,971
Minority interest                                                   --           --           (413)            --            (413)
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                     $ 6,639      $ 1,003        $ 6,960        $(7,963)        $ 6,639
=================================================================================================================================

Year ended December 31, 1999

                                                             American
                                                         International
                                                           Group, Inc.          AGC          Other                   Consolidated
(in millions)                                                Guarantor       Issuer   Subsidiaries   Eliminations             AIG
=================================================================================================================================
General insurance operating income                             $   (13)     $    --        $ 3,494        $    --         $ 3,481
Life insurance operating income                                     --           --          4,210             --           4,210
Financial services operating income                                246           --          1,186             --           1,432
Retirement savings & asset management
  operating income                                                   5           --            915             --             920
Equity in undistributed net income of
  consolidated subsidiaries                                      5,311          618             --         (5,929)             --
Dividend income from consolidated subsidiaries                   1,079          682             --         (1,761)             --
Other                                                             (155)        (263)          (226)            --            (644)
Income taxes (benefits)                                            287          (94)         2,640             --           2,833
Minority interest                                                   --           --           (380)            --            (380)
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                     $ 6,186      $ 1,131        $ 6,559        $(7,690)        $ 6,186
=================================================================================================================================

                             American International Group, Inc. and Subsidiaries



Condensed Consolidating Statements of Cash Flows

------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2001

                                                    AMERICAN INTERNATIONAL
                                                               GROUP, INC.        AGC             OTHER     CONSOLIDATED
(in millions)                                                    GUARANTOR      ISSUER     SUBSIDIARIES              AIG
========================================================================================================================
NET CASH PROVIDED BY OPERATING ACTIVITIES           $                2,019      $   51      $     5,640     $      7,710
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING:
  INVESTED ASSETS DISPOSED                                            (879)         --          142,918          142,039
  INVESTED ASSETS ACQUIRED                                            (535)         --         (171,450)        (171,985)
  OTHER                                                                (75)       (276)            (349)            (700)
------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                               (1,489)       (276)        (28,881)           (30,646)
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  CHANGE IN DEBTS                                                      627         604          10,160            11,391
  OTHER                                                             (1,157)       (381)         13,259            11,721
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   (530)        223          23,419            23,112
------------------------------------------------------------------------------------------------------------------------
CHANGE IN CASH                                                          --          (2)            178               176
CASH AT BEGINNING OF PERIOD                                              1           3             518               522
------------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                               $                    1      $    1      $      696      $        698
========================================================================================================================

------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2000

                                                    American International
                                                               Group, Inc.        AGC             Other     Consolidated
(in millions)                                                    Guarantor      Issuer     Subsidiaries              AIG
========================================================================================================================
Net cash provided by operating activities                         $  1,358    $    464         $  7,259         $  9,081
------------------------------------------------------------------------------------------------------------------------
Cash flows from investing:
  Invested assets disposed                                            (677)         --           73,913           73,236
  Invested assets acquired                                            (131)         --          (92,732)         (92,863)
  Other                                                                (26)        (72)          (1,103)          (1,201)
------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                 (834)        (72)         (19,922)         (20,828)
------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Change in debts                                                      579        479             6,771            7,829
  Other                                                             (1,105)      (869)            5,988            4,014
------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                   (526)       (390)          12,759           11,843
------------------------------------------------------------------------------------------------------------------------
Change in cash                                                          (2)          2               96               96
Cash at beginning of period                                              3           1              422              426
------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                             $      1    $      3         $    518         $    522
========================================================================================================================

------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1999

                                                    American International
                                                               Group, Inc.        AGC             Other     Consolidated
(in millions)                                                    Guarantor      Issuer     Subsidiaries              AIG
========================================================================================================================
Net cash provided by operating activities                         $    631    $    591         $ 11,421         $ 12,643
------------------------------------------------------------------------------------------------------------------------
Cash flows from investing:
  Invested assets disposed                                            (326)         --           78,521           78,195
  Invested assets acquired                                             (44)         --         (103,937)        (103,981)
  Other                                                                (39)       (358)            (372)            (769)
------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                 (409)       (358)         (25,788)         (26,555)
------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Change in debts                                                     (325)        578            2,963            3,216
  Other                                                                104        (810)          11,184           10,478
------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                   (221)       (232)          14,147           13,694
------------------------------------------------------------------------------------------------------------------------
Change in cash                                                           1           1             (220)            (218)
Cash at beginning of period                                              2          --              642              644
------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                             $      3    $      1         $    422         $    426
========================================================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure within the twenty-four months ending December 31, 2001.

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

--------------------------------------------------------------------------------
                                     PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) FINANCIAL STATEMENTS AND EXHIBITS.
          1. Financial Statements and Schedules. See accompanying Index to Financial Statements.

          2. Exhibits. See accompanying Exhibit Index.


      (b) REPORTS ON FORM 8-K.

      During the three months ended December 31, 2001, Current Reports on Form 8-K were filed as follows:

      On October 9, 2001, AIG filed a Current Report on Form 8-K under Item 7 to file supplemental financial statements and financial statement schedules for the three years ended December 31, 2000 and for six months ended June 30, 2001, together with Supplemental Selected Consolidated Financial Data and Supplemental Management's Discussion and Analysis of Financial Condition and Results of Operations, to retroactively reflect the acquisition of American General Corporation as of August 29, 2001.

            On October 9, 2001, AIG filed a Current Report on Form 8-K under
      Item 5 to disclose information Chairman M.R. Greenberg provided in a conference call for investors and analysts, with respect to AIG's estimates of total expected net losses resulting from the terrorist attacks of September 11, 2001 and cost related to the acquisition of AGC.

            On November 7, AIG filed a Current Report on Form 8-K under Item 5 to incorporate by reference information on AIG's operating results for the quarter ended September 30, 2001 reported in a press release dated October 25, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York, on the 29th of March, 2002.


                                      AMERICAN INTERNATIONAL GROUP, INC.


                                      By            /S/ M.R. Greenberg
                                           ------------------------------------
                                                (M.R. Greenberg, Chairman)


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on the 29th of March, 2002 and each of the undersigned persons, in any capacity, hereby severally constitutes M.R. Greenberg, Edward E. Matthews and Howard I. Smith and each of them, singularly, his true and lawful attorney with full power to them and each of them to sign for him, and in his name and in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto.


           Signature                                         Title
           ---------                                         -----

       /s/ M.R. Greenberg                       Chairman and Director
---------------------------------                 (Principal Executive Officer)
        (M.R. GREENBERG)


       /s/ Howard I. Smith                      Executive Vice President,
---------------------------------                 Chief Financial Officer and
        (HOWARD I. SMITH)                         Director (Principal
                                                  Financial  Officer)


     /s/ Michael J. Castelli                    Vice President and Comptroller
---------------------------------                 (Principal Accounting Officer)
      (MICHAEL J. CASTELLI)


     /s/ M. Bernard Aidinoff                                Director
---------------------------------
      (M. BERNARD AIDINOFF)


          /s/ Eli Broad                                     Director
---------------------------------
           (ELI BROAD)


       /s/ Pei-yuan Chia                                    Director
---------------------------------
         (PEI-YUAN CHIA)


      /s/ Marshall A. Cohen                                 Director
---------------------------------
       (MARSHALL A. COHEN)


   /s/ Barber B. Conable, Jr.                               Director
---------------------------------
    (BARBER B. CONABLE, JR.)


     /s/ Martin S. Feldstein                                Director
---------------------------------
      (MARTIN S. FELDSTEIN)

           Signature                                         Title
           ---------                                         -----

       /s/ Ellen V. Futter                                  Director
---------------------------------
        (ELLEN V. FUTTER)


      /s/ Carla A. Hills                                    Director
---------------------------------
       (CARLA A. HILLS)


     /s/ Frank J. Hoenemeyer                                Director
---------------------------------
      (FRANK J. HOENEMEYER)


   /s/ Richard C. Holbrooke                                 Director
---------------------------------
    (RICHARD C. HOLBROOKE)


    /s/ Edward E. Matthews                                  Director
---------------------------------
     (EDWARD E. MATTHEWS)


      /s/ Thomas R. Tizzio                                  Director
---------------------------------
       (THOMAS R. TIZZIO)


       /s/ Edmund S.W. Tse                                  Director
---------------------------------
        (EDMUND S.W. TSE)


      /s/ Jay S. Wintrob                                    Director
---------------------------------
       (JAY S. WINTROB)


       /s/ Frank G. Wisner                                  Director
---------------------------------
        (FRANK G. WISNER)


        /s/ Frank G. Zarb                                   Director
---------------------------------
         (FRANK G. ZARB)

                                  EXHIBIT INDEX

Exhibit
Number                                 Description                                                    Location
-------                                -----------                                                    --------
2               Plan of acquisition, reorganization, arrangement, liquidation or succession
                         Agreement and Plan of Merger, dated as of May 11,       Incorporated by reference to Exhibit 2.1(i)(a) to
                         2001, among American International Group, Inc.,             AIG's Registration Statement on Form S-4
                         Washington Acquisition Corporation and American             (File No.333-62688)
                         General Corporation

3(i)(a)         Restated Certificate of Incorporation of AIG                     Incorporated by reference to Exhibit 3(i) to AIG's
                                                                                     Annual Report on Form 10-K for the year ended
                                                                                     December 31, 1996 (File No. 1-8787).

3(i)(b)         Certificate of Amendment of Certificate of Incorporation of      Incorporated by reference to Exhibit 3(i) to AIG's
                AIG, filed June 3, 1998                                              Quarterly Report on Form 10-Q for the quarter
                                                                                     ended June 30, 1998 (File No. 1-8787).

3(i)(c)         Certificate of Merger of SunAmerica Inc. with and into AIG,      Incorporated by reference to Exhibit 3(i) to AIG's
                filed December 30, 1998 and effective January 1, 1999                Annual Report on Form 10-K for the year ended
                                                                                     December 31, 1998 (File No. 1-8787).

3(i)(d)         Certificate of Amendment of Certificate of Incorporation         Incorporated by reference to Exhibit 3(i)(c) to
                of AIG, filed June 5, 2000                                           AIG's  Registration  Statement  on  Form  S-4
                                                                                     (File No. 333-45828).

3(ii)           By-laws of AIG                                                   Incorporated by reference to Exhibit 3(ii) to
                                                                                     AIG's Annual Report on Form 10-K for the year
                                                                                     ended December 31, 2000 (File No. 1-8787).

4               Instruments defining the rights of security holders,             Certain instruments defining the rights of holders
                including indentures                                                 of long-term debt securities of AIG and its
                                                                                     subsidiaries  are  omitted  pursuant  to  Item
                                                                                     601(b)(4)(iii) of Regulation S-K. AIG hereby
                                                                                     undertakes to furnish to the Commission, upon
                                                                                     request, copies of any such instruments.

9               Voting Trust Agreement                                           None.

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

----------
* All material contracts are management contracts or compensatory plans or arrangements.

Exhibit
Number                                 Description                                                    Location
-------                                -----------                                                    --------
                    (f)  AIG 1977 Stock Option and Stock Appreciation            Filed as exhibit to AIG's Registration Statement
                         Rights Plan                                                 (File No. 2-59317) and incorporated herein by
                                                                                     reference.

                    (g)  AIG 1982 Employee Stock Option Plan                     Filed as exhibit to AIG's Registration Statement
                                                                                     (File No. 2-78291) and incorporated herein by
                                                                                     reference.

                    (h)  AIG 1987 Employee Stock Option Plan                     Filed as exhibit to AIG's Definitive Proxy
                                                                                     Statement dated April 6, 1987 (File No. 0-
                                                                                     4652) and incorporated herein by reference.

                    (i)  AIG 1991 Employee Stock Option Plan                     Filed as exhibit to AIG's Definitive  Proxy
                                                                                     Statement dated April 4, 1997 (File No. 1-
                                                                                     8787) and incorporated herein by reference.

                    (j)  AIG 1999 Stock Option Plan                              Filed as exhibit to AIG's Definitive  Proxy
                                                                                     Statement dated April 6, 2000 (File No. 1-
                                                                                     8787) and incorporated herein by reference.

                    (k)  AIRCO 1972 Employee Stock Option Plan                   Incorporated by reference to AIG's Joint Proxy
                                                                                     Statement and Prospectus (File No. 2-61994).

                    (l)  AIRCO 1977 Stock Option and Stock                       Incorporated by reference to AIG's Joint Proxy
                         Appreciation Rights Plan                                    Statement and Prospectus (File No. 2-61994).

                    (m)  Purchase Agreement between AIA and Mr.                  Incorporated by reference to Exhibit 10(l) to AIG's
                         E.S.W. Tse.                                                 Annual Report on Form 10-K for the year
                                                                                     ended December 31, 1997 (File No. 1-8787).

                    (n)  Retention and Employment Agreement between              Incorporated by reference to Exhibit 10(m) to
                         AIG and Jay S. Wintrob                                      AIG's Annual Report on Form 10-K for the
                                                                                     year ended December 31, 1998 (File No. 1-
                                                                                     8787).

                    (o)  SunAmerica Inc. 1988 Employee Stock Plan                Incorporated by reference to Exhibit 4(a) to AIG's
                                                                                     Registration Statement on Form S-8 (File No.
                                                                                     333-70069).

                    (p)  SunAmerica  1997  Employee  Incentive  Stock            Incorporated by reference to Exhibit 4(b) to AIG's
                         Plan                                                        Registration Statement on Form S-8 (File No.
                                                                                     333-70069).

                    (q)  SunAmerica Non-employee Directors' Stock                Incorporated by reference to Exhibit 4(c) to AIG's
                         Option Plan                                                 Registration Statement on Form S-8 (File No.
                                                                                     333-70069).

                    (r)  SunAmerica 1995 Performance Stock Plan                  Incorporated by reference to Exhibit 4(d) to AIG's
                                                                                     Registration Statement on Form S-8 (File No.
                                                                                     333-70069).

                    (s)  SunAmerica Inc. 1998 Long-Term Performance-             Incorporated by reference to Exhibit 4(e) to AIG's
                         Based Incentive Plan For the Chief Executive                Registration Statement on Form S-8 (File No.
                         Officer                                                     333-70069).

                    (t)  SunAmerica Inc. Long-Term Performance-Based             Incorporated by reference to Exhibit 4(f) to AIG's
                         Incentive Plan Amended and Restated 1997                    Registration Statement on Form S-8 (File No.
                                                                                     333-70069).

                    (u)  SunAmerica Five Year Deferred Cash Plan                 Incorporated by reference to Exhibit 4(a) to AIG's
                                                                                     Registration Statement on Form S-8 (File No.
                                                                                     333-31346).

                    (v)  SunAmerica Executive Savings Plan                       Incorporated by reference to Exhibit 4(b) to AIG's
                                                                                     Registration Statement on Form S-8 (File No.
                                                                                     333-31346).

Exhibit
Number                                 Description                                                    Location
-------                                -----------                                                    --------
                    (w)  HSB Group, Inc. 1995 Stock Option Plan                  Incorporated by reference to Exhibit 10(iii)(f) to
                                                                                     HSB's Annual Report on Form 10-K for the
                                                                                     year ended December 31, 1999 (File No. 1-
                                                                                     13135).

                    (x)  HSB Group, Inc. 1985 Stock Option Plan                  Incorporated by reference to Exhibit 10(iii)(a)
                                                                                     HSB's Quarterly Report on Form 10-Q for the
                                                                                     quarter ended September 30, 1998 (File No. 1-
                                                                                     13135).
                    (y)  HSB Group, Inc. Employee's Thrift Incentive Plan        Incorporated by reference to Exhibit 4(i)(c) to The
                                                                                     Hartford Steam Boiler Inspection and Insurance
                                                                                     Company's Registration Statement on Form S-
                                                                                     8 (File No. 33-36519).

                    (z)  American General Corporation 1984 Stock and             Incorporated by reference to Exhibit 10.1 to
                         Incentive Plan                                              American General Corporation's Quarterly
                                                                                     Report on Form 10-Q for the quarter ended
                                                                                     June 30, 1998 (File No. 1-7981)

                    (aa) Amendment to American General Corporation               Incorporated by reference to Exhibit 10.2 to
                         1984 Stock and Incentive Plan (January 2000)                American General Corporation's Annual Report
                                                                                     on Form 10-K for the year ended December 31,
                                                                                     1999 (File No. 1-7981)

                    (bb) American General Corporation 1994 Stock and             Incorporated by reference to Exhibit 10.2 to
                         Incentive Plan (January 2000)                               American General Corporation's Quarterly
                                                                                     Report on Form 10-Q for the quarter ended
                                                                                     June 30, 1998 (File No. 1-7981)

                    (cc) Amendment to American General Corporation               Incorporated by reference to Exhibit 10.4 to
                         1994 Stock and Incentive Plan (January 1999)                American General Corporation's Annual Report
                                                                                     on Form 10-K for the year ended December 31,
                                                                                     1999 (File No. 1-7981)

                    (dd) Amendment to American General Corporation               Incorporated by reference to Exhibit 10.5 to
                         1994 Stock and Incentive Plan (January 2000)                American General Corporation's Annual Report
                                                                                     on Form 10-K for the year ended December 31,
                                                                                     1999 (File No. 1-7981)

                    (ee) Amendment to American General Corporation               Incorporated by reference to Exhibit 10.1 to
                         1994 Stock and Incentive Plan (November 2000)               American General Corporation's Quarterly
                                                                                     Report on Form 10-Q for the quarter ended
                                                                                     September 30, 2000 (File No. 1-7981)

                    (ff) American General Corporation 1997 Stock and             Incorporated by reference to Exhibit 10.3 to
                         Incentive Plan                                              American General Corporation's Quarterly
                                                                                     Report on Form 10-Q for the quarter ended
                                                                                     June 30, 1998 (File No. 1-7981)

                    (gg) Amendment to American General Corporation               Incorporated by reference to Exhibit 10.7 to
                         1997 Stock and Incentive Plan (January 1999)                American General Corporation's Annual Report
                                                                                     on Form 10-K for the year ended December 31,
                                                                                     1999 (File No. 1-7981)

Exhibit
Number                                 Description                                                    Location
-------                                -----------                                                    --------
                    (hh) Amendment to American General Corporation               Incorporated by reference to Exhibit 10.2 to
                         1997 Stock and Incentive Plan (November 2000)               American General Corporation's Quarterly
                                                                                     Report on Form 10-Q for the quarter ended
                                                                                     September 30, 2000 (File No. 1-7981)

                    (ii) American General Corporation 1999 Stock and             Incorporated by reference to Exhibit 10.4 to
                         Incentive Plan                                              American General Corporation's Annual Report
                                                                                     on Form 10-K for the year ended December 31,
                                                                                     1998 (File No. 1-7981)

                    (jj) Amendment to American General Corporation               Incorporated by reference to Exhibit 10.9 to
                         1999 Stock and Incentive Plan (January 1999)                American General Corporation's Annual Report
                                                                                     on Form 10-K for the year ended December 31,
                                                                                     1999 (File No. 1-7981)

                    (kk) Amendment to American General Corporation                Incorporated by reference to Exhibit 10.3 to
                         1999 Stock and Incentive Plan (November 2000)               American General Corporation's Quarterly
                                                                                     Report on Form 10-Q for the quarter ended
                                                                                     September 30, 2000 (File No. 1-7981)

                    (ll) Amended and Restated American General                   Incorporated by reference to Exhibit 10.13 to
                         Corporation Deferred Compensation Plan                      American General Corporation's Annual Report
                         (12/11/00)                                                  on Form 10-K for the year ended December 31,
                                                                                     2000 (File No. 1-7981)

                    (mm) Amended and Restated Restoration of Retirement           Incorporated by reference to Exhibit 10.14 to
                         Income Plan for Certain Employees Participating             American General Corporation's Annual Report
                         in the Restated American General Retirement                 on Form 10-K for the year ended December 31,
                         Plan (Restoration of Retirement Income Plan)                2000 (File No. 1-7981)
                         (12/31/98)

                    (nn) Amended and Restated American General                   Incorporated by reference to Exhibit 10.15 to
                         Supplemental Thrift Plan (12/31/98)                         American General Corporation's Annual Report
                                                                                     on Form 10-K for the year ended December 31,
                                                                                     2000 (File No. 1-7981)

                    (oo) American General Employees' Thrift and                  Incorporated by reference to Exhibit 4(a) to AIG's
                         Incentive Plan (restated July 1, 2001)                      Registration Statement on Form S-8 (File No.
                                                                                     333-68640)


                    (pp) American General Agents' and Managers' Thrift           Incorporated by reference to Exhibit 4(b) to AIG's
                         and Incentive Plan (restated July 1, 2001)                  Registration Statement on Form S-8 (File No.
                                                                                     333-68640)


                    (qq) CommLoCo Thrift Plan (restated July 1, 2001)            Incorporated by reference to Exhibit 4(c) to AIG's
                                                                                     Registration Statement on Form S-8 (File No.
                                                                                     68640)

Exhibit
Number                                 Description                                                    Location
-------                                -----------                                                    --------
                    (rr) Western National Corporation 1993 Stock and             Incorporated by reference to Exhibit 10.18 to
                         Incentive Plan, as amended                                  Western National Corporation's Annual Report
                                                                                     on Form 10-K for the year ended December 31,
                                                                                     1995 (File No. 1-12540)

                    (ss) USLIFE Corporation 1991 Stock Option Plan, as           Incorporated by reference to USLIFE Corporation's
                         amended                                                     Quarterly Report on Form 10-Q for the quarter
                                                                                     ended September 30, 1995 (File No. 1-5683)

 11             Statement re computation of per share earnings                   Included in Note 1(w) of Notes to Financial
                                                                                     Statements.
 12             Statements re computation of ratios                              Filed herewith.
 13             Annual report to security holders                                Not required to be filed.
 18             Letter re change in accounting principles                        None.
 21             Subsidiaries of the Registrant                                   Filed herewith.
 22             Published report regarding matters submitted to vote of          None.
                security holders
 23             Consent of PricewaterhouseCoopers LLP                            Filed herewith.
 24             Power of attorney                                                Included on the signature page hereof.
 99             Additional exhibits                                              None.