Form 10-Q
period 2002-03-31
AMERICAN INTERNATIONAL GROUP INC
filed 2002-05-15
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                     to

For Quarter Ended March 31, 2002 Commission File Number 1-8787

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2002: 2,612,901,858.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED BALANCE SHEET
(in millions)
(unaudited)

	March 31,	December 31,
	2002	2001

ASSETS:
Investments, financial services assets and cash:
Fixed maturities:
Bonds available for sale, at market value (amortized cost: 2002 — $203,306; 2001 — $196,111)	$205,260	$199,774
Bond trading securities, at market value (cost: 2002 — $868; 2001 — $844)	867	842
Equity securities:
Common stocks (cost: 2002 — $7,256; 2001 — $6,963)	6,713	6,188
Non-redeemable preferred stocks (cost: 2002 — $1,854; 2001 — $1,840)	1,690	1,749
Mortgage loans on real estate, net of allowance (2002 — $115; 2001 — $114)	10,842	10,774
Policy Loans	5,337	5,786
Collateral and guaranteed loans, net of allowance (2002 — $23; 2001 — $23)	1,489	1,532
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2002 — $3,709; 2001 — $3,492)	24,196	22,710
Securities available for sale, at market value (cost: 2002 — $18,114; 2001 — $17,793)	18,121	17,801
Trading securities, at market value	4,767	5,733
Spot commodities, at market value	346	352
Unrealized gain on interest rate and currency swaps, options and forward transactions	10,190	11,493
Trading assets	4,339	6,234
Securities purchased under agreements to resell, at contract value	22,103	21,681
Finance receivables, net of allowance (2002 — $488; 2001 — $532)	13,685	13,955
Other invested assets	24,142	22,704
Short-term investments, at cost (approximates market value)	13,221	7,392
Cash	1,148	698

Total investments, financial services assets and cash	368,456	357,398
Investment income due and accrued	3,855	3,682
Premiums and insurance balances receivable, net of allowance (2002 — $224; 2001 — $208)	12,722	11,647
Reinsurance assets, net of allowance	29,181	28,758
Deferred policy acquisition costs	18,453	17,443
Investments in partially-owned companies	922	902
Real estate and other fixed assets, net of accumulated depreciation (2002 — $3,668; 2001 — $3,532)	4,737	4,833
Separate and variable accounts	52,981	51,954
Goodwill	6,093	6,102
Other assets	10,156	10,263

Total assets	$507,556	$492,982

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED BALANCE SHEET — (continued)

(in millions, except share amounts)
(unaudited)

	March 31,	December 31,
	2002	2001

LIABILITIES:
Reserve for losses and loss expenses	$45,012	$44,792
Reserve for unearned premiums	14,160	13,148
Future policy benefits for life and accident and health insurance contracts	64,681	64,998
Policyholders’ contract deposits	126,421	119,402
Other policyholders’ funds	6,778	7,611
Reserve for commissions, expenses and taxes	3,249	3,381
Insurance balances payable	3,680	3,207
Funds held by companies under reinsurance treaties	2,813	2,685
Income taxes payable:
Current	752	405
Deferred	2,648	2,881
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	15,309	16,392
Securities sold under agreements to repurchase, at contract value	11,587	11,818
Trading liabilities	3,501	4,372
Securities and spot commodities sold but not yet purchased, at market value	8,189	8,331
Unrealized loss on interest rate and currency swaps, options and forward transactions	6,882	8,813
Trust deposits and deposits due to banks and other depositors	2,250	2,290
Commercial paper	7,889	8,416
Notes, bonds and loans payable	35,369	33,643
Commercial paper	3,954	3,476
Notes, bonds, loans and mortgages payable	3,982	3,804
Separate and variable accounts	52,981	51,954
Minority interest	1,554	1,509
Other liabilities	29,077	21,302

Total liabilities	452,718	438,630

Preferred shareholders’ equity in subsidiary companies	2,163	2,202

CAPITAL FUNDS:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2002 — 2,751,327,476; 2001 — 2,750,237,554	6,878	6,876
Additional paid-in capital	691	669
Retained earnings	49,088	47,218
Accumulated other comprehensive income (loss)	(2,828)	(1,725)
Treasury stock, at cost; 2002 — 138,425,618; 2001 — 134,805,555 shares of common stock	(1,154)	(888)

Total capital funds	52,675	52,150

Total liabilities, preferred shareholders’ equity in subsidiary companies and capital funds	$507,556	$492,982

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share amounts)
(unaudited)

	Three Months
	Ended March 31,

	2002	2001

General insurance operations:
Net premiums written	$6,334	$4,865
Change in unearned premium reserve	(827)	(143)

Net premiums earned	5,507	4,722
Net investment income	745	716
Realized capital gains (losses)	(122)	(21)

	6,130	5,417

Losses and loss expenses incurred	4,143	3,572
Underwriting expenses	1,054	894

	5,197	4,466

Operating income	933	951

Life insurance operations:
Premium income	4,783	4,369
Net investment income	2,903	2,689
Realized capital gains (losses)	(29)	(18)

	7,657	7,040

Death and other benefits	2,525	2,061
Increase in future policy benefits	2,499	2,549
Acquisition and insurance expenses	1,306	1,293

	6,330	5,903

Operating income	1,327	1,137

Financial services operating income	474	430
Retirement savings & asset management operating income	300	270
Other realized capital gains (losses)	(81)	(47)
Other income (deductions) — net	6	59

Income before income taxes, minority interest and cumulative effect of an accounting change	2,959	2,800

Income taxes — Current	628	471
— Deferred	264	355

	892	826

Income before minority interest and cumulative effect of an accounting change	2,067	1,974

Minority interest	(87)	(113)

Income before cumulative effect of an accounting change	1,980	1,861

Cumulative effect of an accounting change, net of tax	0	(6)

Net income	$1,980	$1,855

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$0.76	$0.71

Net income	$0.76	$0.71

Diluted
Income before cumulative effect of an accounting change	$0.75	$0.70

Net income	$0.75	$0.70

Cash dividends per common share	$0.042	$0.037

Average shares outstanding:
Basic	2,615	2,623

Diluted	2,641	2,651

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(unaudited)

	Three Months
	Ended March 31,

	2002	2001

Cash Flows From Operating Activities:
Net Income	$1,980	$1,855

Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash revenues, expenses, gains and losses included in income:
Change in:
General and life insurance reserves	843	2,009
Premiums and insurance balances receivable and payable — net	(602)	191
Reinsurance assets	(423)	(889)
Deferred policy acquisition costs	(1,010)	(26)
Investment income due and accrued	(173)	162
Funds held under reinsurance treaties	129	(23)
Other policyholders’ funds	(833)	95
Current and deferred income taxes — net	611	533
Reserve for commissions, expenses and taxes	(132)	161
Other assets and liabilities — net	2,724	773
Trading assets and liabilities — net	1,024	460
Trading securities, at market value	966	583
Spot commodities, at market value	6	(120)
Net unrealized gain on interest rate and currency swaps, options and forward transactions	(628)	(861)
Securities purchased under agreements to resell	(422)	(664)
Securities sold under agreements to repurchase	(231)	288
Securities and spot commodities sold but not yet purchased, at market value	(142)	(409)
Realized capital (gains) losses	232	86
Equity in income of partially-owned companies and other invested assets	(26)	(92)
Depreciation expenses, principally flight equipment	388	293
Change in cumulative translation adjustments	(270)	(62)
Provision for finance receivable losses	85	18
Other — net	433	(545)

Total Adjustments	2,549	1,961

Net cash provided by operating activities	$4,529	$3,816

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS — (Continued)

(in millions)
(unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash Flows From Investing Activities:
Cost of bonds, at market sold	$22,356	$15,560
Cost of bonds, at market matured or redeemed	2,921	1,766
Cost of equity securities sold	1,454	1,473
Realized capital gains (losses)	(232)	(86)
Purchases of fixed maturities	(32,538)	(22,653)
Purchases of equity securities	(1,766)	(1,396)
Mortgage, policy and collateral loans granted	(618)	(477)
Repayments of mortgage, policy and collateral loans	1,043	264
Sales of securities available for sale	830	1,298
Maturities of securities available for sale	299	237
Purchases of securities available for sale	(1,435)	(3,044)
Sales of flight equipment	37	1
Purchases of flight equipment	(1,741)	(1,256)
Net additions to real estate and other fixed assets	(74)	(94)
Sales or distributions of other invested assets	1,243	986
Investments in other invested assets	(1,746)	(1,492)
Change in short-term investments	(1,674)	(3,527)
Investments in partially-owned companies	20	(46)
Finance receivable originations and purchases	(2,216)	(2,123)
Finance receivable principal payments received	2,402	1,969
Other — net	—	(59)

Net cash used in investing activities	(11,435)	(12,699)

Cash Flows From Financing Activities:
Change in policyholders’ contract deposits	7,019	2,288
Change in trust deposits and deposits due to banks and other depositors	(40)	337
Change in commercial paper	(49)	4,853
Proceeds from notes, bonds, loans and mortgages payable	4,673	5,768
Repayments on notes, bonds, loans and mortgages payable	(2,775)	(4,034)
Proceeds from guaranteed investment agreements	1,338	1,914
Maturities of guaranteed investment agreements	(2,421)	(1,690)
Redemption of subsidiary company preferred stock	(34)	(185)
Proceeds from common stock issued	65	25
Cash dividends to shareholders	(110)	(206)
Acquisition of treasury stock	(314)	(265)
Other — net	4	30

Net cash provided by financing activities	7,356	8,835

Change in cash	450	(48)
Cash at beginning of period	698	522

Cash at end of period	$1,148	$474

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months
	Ended March 31,

	2002	2001

Net income	$1,980	$1,855
Other comprehensive income:
Unrealized (depreciation) appreciation of investments — net of reclassification adjustments	(1,405)	1,776
Deferred income tax benefit (expense) on changes	521	(548)
Foreign currency translation adjustments(a)	(276)	(98)
Applicable income tax benefit on changes	29	22
Net derivative gains (losses) arising from cash flow hedging activities	96	(180)
Deferred income tax (expense) benefit on changes	(38)	8
Retirement plan liability adjustment, net of tax	(30)	—
Cumulative effect of an accounting change, net of tax (b)	—	150
Cumulative effect of an accounting change, net of tax (c)	—	339

Other comprehensive income	(1,103)	1,469

Comprehensive income	$877	$3,324

(a)	Includes insignificant derivative gains and losses arising from hedges of net investments in foreign operations.

(b)	Consists of derivative gains and losses qualifying for cash flow hedging arising from the adoption of FASB 133.

(c)	Represents the unrealized appreciation arising from the transfer of the bonds held to maturity portfolio to the bonds available for sale portfolio in connection with the implementation of FASB 133.

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

March 31, 2002

(unaudited)

a)	These statements are unaudited. In the opinion of management, all adjustments consisting of normal recurring accruals have been made for a fair statement of the results presented herein. All material intercompany accounts and transactions have been eliminated. Certain accounts have been reclassified in the 2001 financial statements to conform to their 2002 presentation. For further information, refer to the Annual Report on Form 10-K of American International Group, Inc. for the year ended December 31, 2001.

b)	On August 29, 2001, American General Corporation (AGC) was acquired by AIG. In connection with the acquisition, AIG issued approximately 290 million shares of its common stock in exchange for all the outstanding common stock of AGC based on an exchange ratio of 0.5790 of a share of AIG common stock for each share of AGC common stock. The acquisition was accounted for as a pooling of interests and all prior historical financial information presented herein has been restated to include AGC.

All of the share information included herein reflects the application of the exchange ratio to the number of shares of AGC common stock outstanding at the relevant times rather than the number of shares of AIG common stock actually issued and outstanding at such times.

The following is a reconciliation of the individual companies combined results for the three months ended March 31, 2001:

	Three Months
	Ended March 31, 2001

	AIG	AGC	Total

	(in millions)
Revenues	$12,003	$2,790	$14,793
Net income	$1,532	$323	$1,855

c)	Earnings per share of AIG are based on the weighted average number of common shares outstanding during the period, retroactively adjusted to reflect all stock splits.

The quarterly dividend rate per common share, commencing with the dividend paid September 14, 2001 is $0.042.

d)	Cash flow information for the three month periods ended March 31, 2002 and 2001 is as follows:

	2002	2001

	(in millions)
Income taxes paid	$199	$216
Interest paid	$845	$982

e)	Segment Information:

The following table summarizes the operations by major operating segment for the three month periods ended March 31, 2002 and 2001 (in millions):

	Operating Segments

	Three Months
	Ended March 31,

	2002	2001

Revenues(1):
General Insurance	$6,130	$5,417
Life Insurance	7,657	7,040
Financial Services	1,566	1,515
Retirement Savings & Asset Management	865	868
Other	(81)	(47)

Total	$16,137	$14,793

	Operating Segments

	Three Months
	Ended March 31,

	2002	2001

Operating income:
General Insurance	$933	$951
Life Insurance	1,327	1,137
Financial Services	474	430
Retirement Savings & Asset Management	300	270
Other	(75)	12

Total	$2,959	$2,800

(1)	Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transaction and other fees, retirement savings & asset management commissions and other fees, and realized capital gains (losses).

The following table summarizes AIG’s general insurance operations by major reporting group for the three month periods ended March 31, 2002 and 2001 (in millions):

	General Insurance

	Three Months
	Ended March 31,

	2002	2001

Revenues:
Domestic Brokerage Group	$3,345	$2,762
Transatlantic	600	487
Personal Lines	688	658
Mortgage Guaranty	165	146
Foreign General	1,326	1,358
Intercompany adjustments and eliminations — net	6	6

Total	$6,130	$5,417

Operating income before realized capital gains (losses)(1):
Domestic Brokerage Group	$531	$491
Transatlantic	72	60
Personal Lines	23	12
Mortgage Guaranty	112	102
Foreign General	311	301
Intercompany adjustments and eliminations — net	6	6

Total	$1,055	$972

(1)	Realized capital gains (losses) are not deemed to be an integral part of AIG’s general insurance operations’ internal reporting groups.

The following table summarizes AIG’s life insurance operations by major reporting group for the three month periods ended March 31, 2002 and 2001 (in millions):

	Life Insurance

	Three Months
	Ended March 31,

	2002	2001

Revenues:
American International Assurance Company Ltd. and Nan Shan Life Insurance Company, Ltd.	$2,762	$2,463
American Life Insurance Company and AIG Star Life	1,758	1,386
Domestic Life	3,015	3,053
Other	122	138

Total	$7,657	$7,040

	Life Insurance

	Three Months
	Ended March 31,

	2002	2001

Operating income before realized capital gains (losses)(1):
American International Assurance Company Ltd. and Nan Shan Life Insurance Company, Ltd.	$392	$363
American Life Insurance Company and AIG Star Life	313	210
Domestic Life	632	561
Other	19	21

Total	$1,356	$1,155

(1)	Realized capital gains (losses) are not deemed to be an integral part of AIG’s life insurance operations’ internal reporting groups.

The following table summarizes AIG’s financial services operations by major reporting group for the three month periods ended March 31, 2002 and 2001 (in millions):

	Financial Services

	Three Months
	Ended March 31,

	2002	2001

Revenues:
International Lease Finance Corporation	$641	$621
AIG Financial Products Corp.	272	248
Consumer Finance	613	616
Other(*)	40	30

Total	$1,566	$1,515

Operating income:
International Lease Finance Corporation	$173	$160
AIG Financial Products Corp.	176	165
Consumer Finance	124	106
Other(*)	1	(1)

Total	$474	$430

(*)	Including AIG Trading Group Inc.

f)	Computation of Earnings Per Share:

	Three Months
	Ended March 31,

	2002	2001

	(in millions, except
	per share amounts)
Numerator:
Income before cumulative effect of an accounting change	$1,980	$1,861
Cumulative effect of an accounting change, net of tax	—	(6)

Net income (applicable to common stock)	$1,980	$1,855

Denominator:
Basic:
Average outstanding shares used in the computation of per share earnings:
Common stock	2,752	2,789
Common stock in treasury	(137)	(166)

Average outstanding shares — basic	2,615	2,623

Diluted:
Average outstanding shares used in the computation of per share earnings:
Common stock	2,752	2,789
Common stock in treasury	(137)	(166)
Stock options and stock purchase plan (treasury stock method)	26	28

Average outstanding shares — diluted	2,641	2,651

	Three Months
	Ended March 31,

	2002	2001

	(in millions, except
	per share amounts)
Net income per share:
Basic
Income before cumulative effect of an accounting change	$0.76	$0.71

Net income	$0.76	$0.71

Diluted
Income before cumulative effect of an accounting change	$0.75	$0.70

Net income	$0.75	$0.70

g)	Acquisition, Restructuring and Related Charges

     During the third quarter of 2001, AGC was consolidated into AIG and charges in connection with this acquisition totaled $1.36 billion for that quarter, including approximately $512 million of direct costs. Of the $512 million, approximately $305 million has been paid as of December 31, 2001 and an additional $52 million has been paid for the three months ended March 31, 2002. The balance is included in Other liabilities.

      Less significant, ongoing costs with respect to the integration of operations will continue to be expensed in future periods as incurred. AIG expects that these ongoing costs will include costs for the integration of computer systems, the training and relocation of certain employees and the consolidation of facilities.

h)	Information Provided in Connection with Outstanding Debt of AGC

     AGC is a wholly-owned subsidiary of AIG. At March 31, 2002, AGC had commercial paper outstanding as well as notes issued. AIG has provided a full and unconditional guarantee of all outstanding debt of AGC.

      At March 31, 2002, the assets of AIG (parent company) approximated $57 billion and the assets of AGC approximated $15 billion. For the three months ended March 31, 2002 and 2001, the net income of AIG, excluding AGC, was approximately $1.5 billion in each period and the net income of AGC was approximately $400 million and $300 million, respectively. See also Note 22 of Notes to Financial Statements in AIG’s Annual Report on Form 10-K for the year ended December 31, 2001, “Information Provided in Connection with Outstanding Debt by AGC”.

      AIG’s liquidity is primarily derived from the operating cash flows of its general and life insurance operations. See also the discussion under “Liquidity” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

i)	Accounting Standards:

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (FASB 142). As of January 1, 2002, AIG adopted FASB 142. FASB 142 requires AIG to discontinue the amortization of goodwill in its consolidated income statement. Amortization expense recorded in AIG’s consolidated statement of income for the three months ended March 31, 2001 amounted to $36 million pre-tax.

      FASB 142 requires goodwill to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. FASB 142 also requires the completion of a transitional impairment test in the year of adoption, with any identified impairments recognized as a cumulative effect of a change in accounting principles. AIG believes that the results of its impairment testing will not have any significant impact on its results of operations and financial condition.

      Changes in the carrying amount of goodwill relate primarily to changes in foreign exchange rates affecting goodwill.

Cautionary Statement Regarding Forward-Looking Information

      This Quarterly Report on Form 10-Q and other publicly available documents may include, and AIG’s officers and representatives may from time to time make, statements which may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only AIG’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside of AIG’s control. These statements may address, among other things, AIG’s strategy for growth, product development, regulatory approvals, market position, financial results and reserves. It is possible that AIG’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause AIG’s actual results to differ, possibly materially, from those in the specific forward-looking statements are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations. AIG is not under any obligation to (and expressly disclaims any such obligations to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

      “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is designed to provide the reader with a narrative with respect to AIG’s operations, financial condition and liquidity and certain other significant matters.

Overview

Operations

      AIG’s net income in the first three months of 2002 increased 6.7 percent to $1.98 billion when compared to $1.86 billion in the same period of 2001.

      AIG’s operations are conducted principally through four business segments: general insurance, life insurance, financial services and retirement savings & asset management. The following table summarizes the operations of each principal segment for the three month periods ending March 31, 2002 and 2001:

(in millions)

	2002	2001

Revenues:
General insurance(a)	$6,130	$5,417
Life insurance(b)	7,657	7,040
Financial services(c)	1,566	1,515
Retirement savings & asset management(d)	865	868
Other	(81)	(47)

Total	$16,137	$14,793

Operating income:
General insurance	$933	$951
Life insurance	1,327	1,137
Financial services	474	430
Retirement savings & asset management	300	270
Other	(75)	12

Total	$2,959	$2,800

(a)	Represents the sum of net premiums earned, net investment income and realized capital gains (losses).

(b)	Represents the sum of life premium income, net investment income and realized capital gains (losses).

(c)	Represents financial services commissions, transactions and other fees.

(d)	Represents retirement savings & asset management commissions and other fees.

     General Insurance: General insurance operating income declined 1.9 percent as a result of realized capital losses increasing from $21 million for the first three months of 2001 to $122 million in the same period of 2002. Excluding realized capital losses, general insurance operating income increased 8.5 percent, reflecting strong growth in adjusted underwriting profit and continued growth in investment income.

      Life Insurance: Life insurance operating income increased 16.7 percent in the first three months of 2002 compared to the same period in 2001, reflecting operating income growth in each of AIG’s principal life insurance businesses. Excluding realized capital gains (losses), life insurance operating income increased 17.4 percent.

      Financial Services: Financial services operating income increased 10.2 percent for the first three months of 2002 compared to the same period in 2001, reflecting the continued growth of each of its principal operations.

      Retirement Savings & Asset Management: Retirement savings & asset management operating income increased 11.1 percent for the first three months of 2002 when compared to the same period in 2001. This growth was principally a result of the operations of The Variable Annuity Life Insurance Company (VALIC).

Capital Resources

      At March 31, 2002, AIG had total capital funds of $52.68 billion and total borrowings of $66.50 billion. At that date, $56.87 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

      During the period from January 1, 2002 through May 10, 2002, AIG repurchased in the open market 6,670,000 shares of its common stock.

Liquidity

      At March 31, 2002, consolidated invested assets were $374.9 billion including $14.4 billion in cash and short-term investments. Consolidated net cash provided from operating activities in the first three months of 2002 amounted to $4.53 billion.

Outlook for the Remainder of 2002

      Premium rates in the General Insurance business are continuing to strengthen both domestically and in key international markets along with policy coverage improvements. In the Life Insurance segment, the integration of AGC and its operations is proceeding well, and AIG expects that many initiatives underway will increase the growth rate of the domestic life insurance operations to complement the growth in the foreign life operations.

Operational Review

General Insurance Operations

      AIG’s general insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance.

      Domestic general insurance operations are comprised of the Domestic Brokerage Group (DBG), which includes The Hartford Steam Boiler Inspection and Insurance Company (HSB); Transatlantic Holdings, Inc. (Transatlantic); Personal Lines, including 21st Century Insurance Group (21st Century); and Mortgage Guaranty.

      DBG is AIG’s primary domestic general division. DBG writes substantially all classes of business insurance, accepting such business mainly from insurance brokers. This provides DBG the opportunity to select specialized markets and retain underwriting control. Any licensed broker is able to submit business to DBG without the traditional agent-company contractual relationship, but such broker usually has no authority to commit DBG to accept a risk.

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

      General insurance operations for the three month periods ending March 31, 2002 and 2001 were as follows:

(in millions)

	2002	2001

Net premiums written:
DBG(*)	$3,446	$2,407
Transatlantic	564	446
Personal Lines	726	634
Mortgage Guaranty	122	119
Foreign General	1,476	1,259

Total	$6,334	$4,865

Net premiums earned:
DBG(*)	$3,001	$2,346
Transatlantic	556	424
Personal Lines	665	630
Mortgage Guaranty	122	120
Foreign General	1,163	1,202

Total	$5,507	$4,722

Adjusted underwriting profit (loss):
DBG(*)	$113	$58
Transatlantic	10	—
Personal Lines	(6)	(17)
Mortgage Guaranty	70	77
Foreign General	123	138

Total	$310	$256

Net investment income
DBG	$418	$433
Transatlantic	62	60
Personal Lines	29	29
Mortgage Guaranty	42	25
Intercompany adjustments and eliminations — net	6	6
Foreign General	188	163

Total	$745	$716

Operating income before realized capital gains (losses)
DBG(*)	$531	$491
Transatlantic	72	60
Personal Lines	23	12
Mortgage Guaranty	112	102
Intercompany adjustments and eliminations — net	6	6
Foreign General	311	301

Total	1,055	972
Realized capital gains (losses)	(122)	(21)

Operating income	$933	$951

(*)	Reflects the realignment of certain internal divisions in each year.

     During the first three months of 2002, net premiums written and net premiums earned increased 30.2 percent and 16.6 percent, respectively, from those of 2001. During the first three months of 2002, AIG cancelled or non-renewed approximately $182 million of business worldwide that did not meet AIG’s underwriting standards.

      Commencing in the latter part of 1999 and continuing through 2002, the commercial property-casualty market place has experienced rate increases. Virtually all areas of DBG have experienced rate increases. Overall, DBG’s net premiums written increased $1.04 billion or 43.2 percent in the first three months of 2002 over 2001.

      Personal Lines’ net premiums written increased 14.4 percent or $92 million in the first three months of 2002 from 2001.

      Foreign General insurance net premiums written increased 17.2 percent and net premiums earned decreased 3.2 percent in the first three months of 2002 when compared to the same period of 2001. Foreign General insurance operations produced 23.3 percent of the general insurance net premiums written in the first three months of 2002 and 25.9 percent in 2001.

      In comparing the foreign currency exchange rates used to translate the results of AIG’s foreign general operations during the first three months of 2002 to those foreign currency exchange rates used to translate AIG’s foreign general results during the same period of 2001, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, when foreign net premiums written were translated into U.S. dollars for the purposes of the preparation of the consolidated financial statements, total general insurance net premiums written were approximately 3.3 percentage points less than they would have been if translated utilizing those foreign currency exchange rates which prevailed during that same period of 2001.

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

	2002	2001

Domestic General:
Loss Ratio	78.42	80.99
Expense Ratio	18.07	16.50

Combined Ratio	96.49	97.49

Foreign General:
Loss Ratio	63.36	59.98
Expense Ratio	28.59	31.00

Combined Ratio	91.95	90.98

Consolidated:
Loss Ratio	75.24	75.64
Expense Ratio	20.52	20.25

Combined Ratio	95.76	95.89

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

      A major part of the discipline of a successful general insurance company is to produce an underwriting profit, exclusive of investment income. If underwriting is not profitable, losses incurred are a major factor. The result is that the premiums are inadequate to pay for losses and expenses and produce a profit; therefore, investment income must be used to cover underwriting losses. If assets and the income therefrom are insufficient to pay claims and expenses over extended periods, an insurance company cannot survive. For these reasons, AIG views and manages its underwriting operations separately from its investment operations. (See also the discussion under “Liquidity” herein.)

      The adjusted underwriting profit was $310 million for the first three months of 2002 and $256 million for the same period of 2001. This increase was primarily due to the domestic adjusted underwriting profit resulting from the disciplined underwriting of DBG. The underwriting environment varies from country to country, as does the degree of litigation activity. Regulation, product type and competition have a direct impact on pricing and consequently profitability as reflected by adjusted underwriting profit and statutory general insurance ratios.

      AIG did not incur any catastrophe losses in the first three months of 2002. AIG incurred net losses from catastrophes approximating $18 million in the first quarter of 2001. AIG’s gross incurred losses from catastrophes approximated $58 million in the first quarter of 2001. While AIG believes that it has taken appropriate steps to reduce the magnitude of possible future losses, the occurrence of one or more catastrophic events of unanticipated frequency or severity, such as a terrorist attack, earthquake, or hurricane, that causes insured losses could have a material adverse effect on AIG’s results of operations, liquidity or financial condition. Current techniques and models may not accurately predict in the future the probability of catastrophic events and the extent of the resulting losses. Moreover, one or more catastrophe losses could impact negatively AIG’s reinsurers and result in an inability of AIG to collect reinsurance recoverables. The impact of losses caused by catastrophes can fluctuate widely from period to period, making comparisons of recurring type business more difficult. The pro forma table below excludes catastrophe losses in order to present comparable results of AIG’s recurring core underwriting operations. The pro forma consoli-

dated statutory general insurance ratios would be as follows:

	2002	2001

Loss Ratio	75.24	75.26
Expense Ratio	20.52	20.25

Combined Ratio	95.76	95.51

      AIG’s historic ability to maintain its combined ratio below 100 is primarily attributable to the profitability of AIG’s foreign general insurance operations and AIG’s emphasis on maintaining its disciplined underwriting, especially in the domestic specialty markets. In addition, AIG does not seek net premium growth where rates do not adequately reflect its assessment of exposures.

      General insurance net investment income in the first three months of 2002 increased 4.1 percent when compared to the same period of 2001. The growth in net investment income in 2002 was primarily attributable to new cash flow for investment. The new cash flow was generated from net general insurance operating cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under “Liquidity” herein.)

      General insurance realized capital losses were $122 million and $21 million in the first three months of 2002 and 2001, respectively. These realized capital losses resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

      General insurance operating income for the first three months of 2002 decreased 1.9 percent to $933 million. The contribution of general insurance operating income to income before income taxes, minority interest and cumulative effect of an accounting change was 31.5 percent during the first three months of 2002 compared to 34.0 percent in the same period of 2001.

      AIG is a major purchaser of reinsurance for its general insurance operations. AIG is cognizant of the need to exercise good judgment in the selection and approval of both domestic and foreign companies participating in its reinsurance programs. AIG insures general risks in over 70 countries and its reinsurance programs must be coordinated in order to provide AIG the level of reinsurance protection that AIG desires. These reinsurance arrangements do not relieve AIG from its direct obligations to its insureds.

      AIG held general reinsurance assets of $28.13 billion at March 31, 2002 as a result of its reinsurance arrangements. Thus, a credit exposure existed at March 31, 2002 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2001, approximately 43 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances were collateralized. The remaining 57 percent of the general reinsurance assets were from authorized reinsurers and over 97 percent of such balances are from reinsurers rated A-(excellent) or better, as rated by A.M. Best. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Through March 31, 2002, these distribution percentages have not changed significantly.

      AIG’s allowance for estimated unrecoverable reinsurance has not changed significantly from December 31, 2001 when AIG had allowances for unrecoverable reinsurance approximating $75 million. At March 31, 2002, AIG had no significant reinsurance recoverables from any individual reinsurer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

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

      At March 31, 2002, the consolidated general reinsurance assets of $28.13 billion include reinsurance recoverables for paid losses and loss expenses of $3.90 billion and $18.99 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently. It is AIG’s belief that the ceded reserves at March 31, 2002 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

      At March 31, 2002, general insurance reserves for losses and loss expenses (loss reserves) amounted to $45.01 billion. These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses and amounts of discounting related to certain workers’ compensation claims. At March 31, 2002, general insurance net loss reserves increased $127 million from prior year end to $26.02 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management’s belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses at March 31, 2002. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on future results of operations.

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

      In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims with the same degree of reliability as is the case for other types of claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by the changes in Superfund and waste dump site coverage issues. Although the estimated liabilities for these claims are subject to a significantly greater margin of error than for other claims, the reserves carried for these claims at March 31, 2002 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG’s net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. In the future, if the environmental claims develop deficiently, such deficiency would have an adverse impact on future results of operations. (See the previous discussion on reinsurance collectibility herein.)

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

      A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at March 31, 2002 and 2001 was as follows:

(in millions)

	2002		2001

	Gross	Net	Gross	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$1,114	$312	$1,100	$338
Losses and loss expenses incurred	44	27	108	22
Losses and loss expenses paid	(33)	(15)	(110)	(39)

Reserve for losses and loss expenses at end of period	$1,125	$324	$1,098	$321

Environmental:
Reserve for losses and loss expenses at beginning of year	$1,115	$407	$1,345	$517
Losses and loss expenses incurred	(19)	—	(28)	(18)
Losses and loss expenses paid	(35)	(21)	(76)	(27)

Reserve for losses and loss expenses at end of period	$1,061	$386	$1,241	$472

(in millions)

	2002		2001

	Gross	Net	Gross	Net

Combined:
Reserve for losses and loss expenses at beginning of year	$2,229	$719	$2,445	$855
Losses and loss expenses incurred	25	27	80	4
Losses and loss expenses paid	(68)	(36)	(186)	(66)

Reserve for losses and loss expenses at end of period	$2,186	$710	$2,339	$793

      The gross and net IBNR included in the aforementioned reserve for losses and loss expenses at March 31, 2002 and December 31, 2001 were estimated as follows:

(in millions)

	2002		2001

	Gross	Net	Gross	Net

Combined	$1,042	$283	$1,038	$278

      A summary of asbestos and environmental claims count activity for the three month periods ended March 31, 2002 and 2001 was as follows:

	2002			2001

	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	6,670	9,364	16,034	6,796	11,323	18,119
Claims during year:
Opened	202	484	686	178	467	645
Settled	(49)	(206)	(255)	(19)	(529)	(548)
Dismissed or otherwise resolved	(134)	(313)	(447)	(144)	(949)	(1,093)

Claims at end of period	6,689	9,329	16,018	6,811	10,312	17,123

      The average cost per claim settled, dismissed or otherwise resolved for the three month periods ended March 31, 2002 and 2001 was as follows:

	2002		2001

	Gross	Net	Gross	Net

Asbestos	$180,300	$82,000	$674,800	$239,300
Environmental	67,400	40,500	51,400	18,300
Combined	96,900	51,300	113,300	40,200

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

      AIG’s survival ratios for involuntary asbestos and environmental claims, separately and combined, were based upon a three year average pay-

ment. These ratios at March 31, 2002 and 2001 were as follows:

	2002		2001

	Gross	Net	Gross	Net

Involuntary survival ratios:
Asbestos	3.1	2.9	1.6	2.3
Environmental	18.0	13.9	10.3	9.7
Combined	6.4	6.2	3.4	5.0

      AIG’s operations are negatively impacted under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company’s future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits for 2001 were $24 million. Based upon current information, AIG does not anticipate that its net assessment will be significantly different in 2002.

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

      AIG’s three principal overseas life operations are American Life Insurance Company (ALICO), American International Assurance Company, Limited together with American International Assurance Company (Bermuda) Limited (AIA) and Nan Shan Life Insurance Company, Ltd. (Nan Shan). ALICO is incorporated in Delaware and all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in approximately 50 countries located in Europe, Africa, Latin America, the Caribbean, the Middle East, and the Far East, with Japan being the largest territory. In 2001, AIG added significantly to its presence in Japan with the acquisition of AIG Star Life Insurance Co., Ltd., (AIG Star Life) as a result of the reorganization of Chiyoda Mutual Life Insurance Company. AIA operates primarily in Hong Kong, Singapore, Malaysia and Thailand. Nan Shan operates in Taiwan. AIG’s principal domestic life insurance subsidiaries include American General Life, AIG Annuity and SunAmerica Life. These companies utilize multiple distribution channels including brokerage and career and general agents to offer traditional life products as well as financial investment products. (See also Note (e) of Notes to Financial Statements.)

      Life insurance premium income presented in accordance with GAAP for the three month periods ending March 31, 2002 and 2001 was as follows:

(in millions)

	2002	2001

Premium income:
Domestic	$1,081	$1,238
Foreign	3,702	3,131

Total	$4,783	$4,369

      Life insurance operations presented on a major product basis for the three month periods ending March 31, 2002 and 2001 were as follows:

(in millions)

	2002	2001

Premium income, deposits and other considerations:
Domestic:
Life	$1,117	$1,065
Fixed Annuities, Pension and Investment Products	6,155	5,298
Accident & Health(a)	—	78

Total Domestic	7,272	6,441

Foreign:
Life	4,453	3,773
Personal Accident	563	479
Group Life/Medical	289	247
Fixed Annuity/Pension	240	170

Total Foreign	5,545	4,669

Total premium income, deposits and other considerations	$12,817	$11,110

	2002	2001

Net investment income:
Domestic:
Life	$527	$525
Fixed Annuities, Pension and Investment Products	1,425	1,308
Accident & Health(a)	—	2

Total Domestic	1,952	1,835

Foreign:
Life	845	753
Personal Accident	33	33
Group Life/Medical	11	11
Fixed Annuity/Pension	65	59
Intercompany Adjustments	(3)	(2)

Total Foreign	951	854

Total net investment income	$2,903	$2,689

Operating income before realized capital gains (losses):
Domestic:
Life	$276	$250
Fixed Annuities, Pension and Investment Products	356	307
Accident & Health(a)	—	4

Total Domestic	632	561

Foreign:
Life	534	424
Personal Accident	154	139
Group Life/Medical	30	24
Fixed Annuity/Pension	8	10
Intercompany Adjustments	(2)	(3)

Total Foreign	724	594

Total operating income before realized capital gains (losses)	1,356	1,155
Realized capital gains (losses)	(29)	(18)

Total operating income	$1,327	$1,137

Life insurance in-force:(b)
Domestic	$535,992	$517,067
Foreign	692,845	711,434

Total	$1,228,837	$1,228,501

(a)	Beginning 2001, certain Accident & Health operations are part of DBG.

(b)	Amounts presented were as at March 31, 2002 and December 31, 2001.

     AIG’s GAAP life premium income during the first three months of 2002 represented a 9.5 percent increase from the same period in 2001. Foreign life operations produced 77.4 percent and 71.7 percent of the GAAP life premium income in 2002 and 2001, respectively.

      The traditional life products, particularly individual life products, were major contributors to the growth in foreign premium income. These traditional life products, coupled with the increased distribution of financial and investment products contributed to the growth in foreign investment income. A mixture of traditional, accident and health and financial products are being sold in Japan through ALICO and AIG Star Life.

      As previously discussed, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, for the first three months of 2002, when foreign life premium income was translated into U.S. dollars for purposes of the preparation of the consolidated financial statements, total life premium income was approximately 5.7 percentage points less than it would have been if translated utilizing exchange rates prevailing in 2001.

      Life insurance net investment income increased 8.0 percent during the first three months of 2002. The growth in net investment income was primarily attributable to both foreign and domestic new cash flow for investment. The new cash flow was generated from life insurance operations and included the compounding of previously earned and reinvested net investment income. (See also the discussion under “Liquidity” herein.)

      Life insurance realized capital losses for the first three months were $29 million in 2002 and $18 million in 2001. These realized capital losses resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

      Life insurance operating income increased 16.7 percent to $1.33 billion during the first three months of 2002 when compared to the same period last year. The contribution of life insurance operating income to income before income taxes, minority interest and cumulative effect of an accounting change amounted to 44.8 percent during the first three months of 2002 compared to 40.6 percent in the same period of 2001.

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

      The asset-liability relationship is appropriately managed in AIG’s foreign operations, as it has been throughout AIG’s history, even though certain territories lack qualified long-term investments or there are investment restrictions imposed by the local regulatory authorities. For example, in Japan and several Southeast Asia territories, the duration of the investments is often for a shorter period than the effective maturity of the related policy liabilities. Therefore, there is a risk that the reinvestment of the proceeds at the maturity of the initial investments may be at a yield below that of the interest required for the accretion of the policy liabilities. At December 31, 2001, the average duration of the investment portfolio with respect to ALICO Japan’s operations was 5.4 years.

      Additionally, there exists a future investment risk associated with certain policies currently in force which will have premium receipts in the future. That is, the investment of these future premium receipts may be at a yield below that required to meet future policy liabilities. The anticipated average period for the receipt and investment of these future premium receipts with respect to ALICO Japan’s operations is 6.4 years. These durations compare with an estimated average duration with respect to ALICO Japan’s operations of 10.5 years for the corresponding policy liabilities. These durations have not changed significantly during 2002. To maintain an adequate yield to match the interest necessary to support future policy liabilities, constant management focus is required to reinvest the proceeds of the maturing securities and to invest the future premium receipts without sacrificing investment quality. To the extent permitted under local regulation, AIG may invest in qualified longer-term securities outside Japan to achieve a closer matching in both duration and the required yield. AIG is able to manage any asset-liability duration difference through maintenance of sufficient global liquidity and to support any operational shortfall through its international financial network. (See also the discussion under “Liquidity” herein.)

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

      AIG’s Consumer Finance operations include American General Finance, Inc. and its subsidiaries

(AGF) as well as AIG Consumer Finance Group, Inc. and its subsidiaries (CFG). AGF and CFG provide a wide variety of consumer finance products, including mortgages, consumer loans, retail sales finance and credit related insurance to customers both domestically and overseas, particularly in emerging markets. (See also Note (e) of Notes to Financial Statements.)

      Financial services operations for the three month periods ending March 31, 2002, and 2001 were as follows:

(in millions)

	2002	2001

Revenues:
ILFC(a)	$641	$621
AIGFP(b)	272	248
Consumer Finance(c)	613	616
Other	40	30

Total	$1,566	$1,515

Operating income:
ILFC	173	160
AIGFP	176	165
Consumer Finance	124	106
Other, including intercompany adjustments	1	(1)

Total	$474	$430

(a)	Revenues were primarily from aircraft lease rentals.

(b)	Revenues were primarily fees from proprietary positions entered into in connection with counterparty transactions.

(c)	Revenues were primarily finance charges.

     Financial services operating income increased 10.2 percent in the first three months of 2002 over 2001.

      Financial services operating income represented 16.0 percent of AIG’s income before income taxes and minority interest in the first three months of 2002. This compares to 15.4 percent in the same period of 2001.

      ILFC generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in the first three months of 2002 increased 3.1 percent from the same period of 2001. The revenue growth resulted primarily from the increase in flight equipment under operating lease and the increase in the relative cost of the leased fleet. Approximately 20 percent of ILFC’s operating lease revenues are derived from U.S. and Canadian airlines. During the first three months of 2002, operating income increased 7.8 percent from the same period of 2001. ILFC finances its purchases of aircraft primarily through the issuance of a variety of debt instruments. The composite borrowing rates at the end of the first three months of 2002 and 2001 were 4.93 percent and 5.92 percent, respectively. (See also the discussions under “Capital Resources” and “Liquidity” herein and Note (e) of Notes to Financial Statements.)

      ILFC is exposed to loss through non-performance of aircraft lessees, through owning aircraft which it would be unable to sell or re-lease at acceptable rates at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. As a result of these measures and its own contingency planning, ILFC did not suffer any material losses from airline shutdowns in the aftermath of the September 11 terrorist attacks, but there can be no assurance that ILFC will successfully manage the risks relating to the impact of possible future deterioration in the airline industry. Approximately 80 percent of ILFC’s fleet is leased to non-U.S. and Canadian carriers, and this fleet, the most efficient in the airline industry, continues to be in high demand from such carriers. (See also the discussions under “Capital Resources” and “Liquidity” herein.)

      AIGFP participates in the derivatives dealer market conducting, primarily as principal, an interest rate, currency, equity and credit derivative products business. AIGFP also enters into structured transactions including long-dated forward foreign exchange contracts, option transactions, liquidity facilities and investment agreements and invests in a diversified portfolio of securities. AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than from speculative transactions. Revenues in the first three months of 2002 increased 9.9 percent from the same period of 2001. During the first three months of 2002, operating income increased 6.6 percent from the same period of 2001. As AIGFP is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. (See also the discussions under “Capital Resources,” “Liquidity” and “Derivatives” herein and Note (e) of Notes to Financial Statements.)

      AGF derives a substantial portion of its revenues from finance charges assessed on outstanding mortgages and finance receivables from the sub-

prime market. CFG is engaged in developing a multi-product consumer finance business with an emphasis on emerging markets. Revenues in the first three months of 2002 decreased 0.4 percent from the same period of 2001. During the first three months of 2002, operating income increased 17.0 percent from the same period of 2001.

      AGF is exposed to loss when contractual payments are not received. AGF manages its collection exposure through the mix of types of loans and security thereon. (See also the discussions under “Capital Resources” and “Liquidity” herein and Note (e) of Notes to Financial Statements.)

Retirement Savings & Asset Management Operations

AIG’s retirement savings & asset management operations offer a wide variety of investment products, including variable annuities and mutual funds, as well as investment services, including investment asset management. Such products and services are offered to individuals and institutions both domestically and overseas.

      AIG’s principal retirement savings & asset management operations are conducted through SunAmerica Asset Management Corp. (SAAMCo), VALIC, AIG Global Investment Group, Inc. and its subsidiaries (Global Investment) and AIG Capital Partners, Inc. (Cap Partners). SAAMCo develops and sells variable annuities and other investment products, sells and manages mutual funds and provides financial services. VALIC provides tax qualified annuities to the employees of educational, healthcare and governmental entities. Global Investment manages third-party institutional, retail and private equity funds invested assets on a global basis, and provides custodial services. Cap Partners organizes, and manages the invested assets of institutional investment funds and may also invest in such funds. Each of these subsidiary operations receives fees for investment products and services provided.

      Retirement savings & asset management operations for the three month periods ending March 31, 2002 and 2001 were as follows:

(in millions)

	2002	2001

Revenues:
VALIC	$534	$527
SAAMCo	154	173
Other*	177	168

Total	$865	$868

Operating Income:
VALIC	$192	$163
SAAMCo	39	63
Other*	69	44

Total	$300	$270

*	Includes Global Investment, AIG Private Bank, John McStay Investment Counsel and certain overseas variable annuity operations.

     Retirement savings & asset management operating income in the first three months of 2002 increased 11.1 percent when compared to the same period of 2001.

      Retirement savings & asset management operating income represented 10.1 percent of AIG’s income before income taxes and minority interest in the first three months of 2002. This compares to 9.6 percent in the same period of 2001.

      At March 31, 2002, AIG’s third party assets under management, including both retail mutual funds and institutional accounts, approximated $41 billion.

Other Operations

Other realized capital losses amounted to $81 million, and $47 million in the first three months of 2002 and 2001, respectively.

      Other income (deductions)-net includes income generated by the investment of capital held by SunAmerica Inc. outside of its life insurance subsidiaries, AIG’s equity in certain minor majority-owned subsidiaries and certain partially-owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In the first three months of 2002, other income (deductions) — net amounted to $6 million. In the same period of 2001, other income (deductions) — net amounted to $59 million.

      Income before income taxes, minority interest and cumulative effect of an accounting change amounted to $2.96 billion in the first three months of 2002 compared to $2.80 billion in the same period of 2001.

      In the first three months of 2002, AIG recorded a provision for income taxes of $892 million compared to the provision of $826 million in the same period of 2001. These provisions represent effective tax rates of 30.1 percent in the first three months of 2002, and 29.5 percent in the same period of 2001.

      Minority interest represents minority shareholders’ equity in income of certain majority-owned consolidated subsidiaries. Minority interest amounted to $87 million and $113 million in the first three months of 2002 and 2001, respectively.

      Income before the cumulative effect of an accounting change amounted to $1.98 billion in the first three months of 2002 and $1.86 billion in the same period of 2001.

      Net income amounted to $1.98 billion in the first three months of 2002 and $1.86 billion in the same period of 2001. The increases in net income over the periods resulted from those factors described above.

Capital Resources

At March 31, 2002, AIG had total capital funds of $52.68 billion and total borrowings of $66.50 billion. At that date, $56.87 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

      Total borrowings and borrowings not guaranteed or matched at March 31, 2002 and December 31, 2001 were as follows:

(in millions)

	2002	2001

GIAs — AIGFP	$15,309	$16,392

Commercial Paper:
AGC	2,162	2,468
AGF(a)	4,338	4,853
AIG Funding, Inc. (Funding)	1,694	902
ILFC(a)	3,475	3,494
AIG Finance (Taiwan) Limited(a)	98	107
AIG Credit Card Company (Taiwan)(a)	76	68

Total	11,843	11,892

Medium Term Notes:
AGF(a)	4,704	4,100
ILFC(a)	5,063	4,809
AIG	498	542

Total	10,265	9,451

Notes and Bonds Payable:
ILFC(a)	8,151	7,073
AIGFP	13,992	13,920
AIG	1,585	1,577
AGC	1,540	1,340
AGF(a)	1,997	2,201

Total	27,265	26,111

Loans and Mortgages Payable:
ILFC(a)(b)	348	365
AIG Finance (Hong Kong) Limited(a)	301	290
CFG(a)	813	885
AIG	359	345

Total	1,821	1,885

Total Borrowings	66,503	65,731

Borrowings not guaranteed by AIG	29,364	28,245
Matched GIA borrowings	15,309	16,392
Matched notes and bonds payable — AIGFP	12,195	12,185

	56,868	56,822

Remaining borrowings of AIG	$9,635	$8,909

(a)	AIG does not guarantee these borrowings.
(b)	Capital lease obligations.

     At March 31, 2002, the commercial paper issued and outstanding was as follows:

(dollars in millions)

		Unamortized		Weighted	Weighted
	Net	Discount		Average	Average
	Book	and accrued	Face	Interest	Maturity
	Value	interest	Amount	Rate	In Days

Funding	$1,694	$2	$1,696	1.84%	26
ILFC	3,475	6	3,481	1.91	33
AGF	4,338	6	4,344	1.86	33
AGC	2,162	2	2,164	1.82	18
AIGF — Taiwan*	98	1	99	4.53	68
AIGCCC — Taiwan*	76	—	76	3.11	88

Total	$11,843	$17	$11,860	—	—

*	Issued in Taiwan N.T. dollars at prevailing local interest rates.

     The maturity distributions of total borrowings at March 31, 2002 and December 31, 2001 were as follows:

(in millions)

	2002	2001

Short-term borrowings	$17,685	$19,336
Long-term borrowings(a)	48,818	46,395

Total borrowings	$66,503	$65,731

(a)	Including commercial paper and excluding that portion of long-term debt maturing in less than one year.

     During the first three months of 2002, AIGFP increased the aggregate principal amount outstanding of its notes and bonds payable to $13.99 billion. AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The funds may also be temporarily invested in securities purchased under agreements to resell. (See also the discussions under “Operational Review”, “Liquidity” and “Derivatives” herein.)

      AIG Funding, Inc. (Funding), through the issuance of commercial paper, fulfills the short-term cash requirements of AIG and its non-insurance subsidiaries. Funding intends to continue to meet AIG’s funding requirements through the issuance of commercial paper guaranteed by AIG. This issuance of Funding’s commercial paper is subject to the approval of AIG’s Board of Directors. ILFC and A.I. Credit Corp. (AICCO) as well as AIG Credit Card Company (Taiwan) — (AIGCCC-Taiwan) and AIG Finance (Taiwan) Limited — (AIGF-Taiwan), both consumer finance subsidiaries in Taiwan, AGC and AGF have issued commercial paper for the funding of their own operations. At March 31, 2002, AIG did not guarantee or support the commercial paper of any of its subsidiaries other than Funding and AGC. In early 2001, AICCO ceased issuing commercial paper under its program and the agreement which AIG had provided supporting the commercial paper was terminated; AICCO’s funding requirements are now met through Funding’s program. (See also the discussion under “Derivatives” herein.)

      AIG and Funding have entered into syndicated revolving credit facilities (collectively, the Facility) aggregating $1.5 billion. The Facility consists of $1.0 billion in short-term revolving credit facilities and a $500 million five year revolving credit facility. The Facility can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs administered by Funding. There are currently no borrowings outstanding under the Facility, nor were any borrowings outstanding as of March 31, 2002.

      AGC and AGF have entered into unsecured committed bank credit facilities aggregating $5.2 billion to support their commercial paper borrowings. There were no borrowings under this facility as of March 31, 2002. AGF had $2.5 billion in aggregate principal amount of debt securities registered and available for issuance at March 31, 2002. AGC uses the proceeds from the issuance of notes and bonds for general corporate purposes. AGF uses the proceeds from the issuance of notes and bonds for the funding of its finance receivables. As of November 2001, AIG guaranteed the notes and bonds of AGC.

      ILFC has entered into committed revolving loans and lines of credit with commercial banks aggregating $2.8 billion to support its commercial paper program. At March 31, 2002, there were no borrowings under these facilities.

      At March 31, 2002, ILFC had increased the aggregate principal amount outstanding of its medium term and term notes to $13.21 billion, a net increase of $1.33 billion, and recorded a net decline in its capital lease obligations of $17 million and a net decrease in its commercial paper of $19 million. On January 28, 2002, ILFC registered $4.0 billion principal amount of debt securities for issuance from time to time. At March 31, 2002, $1.7 billion had been issued. In addition, ILFC has a Euro Medium Term Note Program for $2.0 billion, under which $771 million in notes were sold through March 31, 2002. Subsequent to March 31, 2002, ILFC expanded its Euro Medium Term Note Program from approximately $2.0 billion to approxi-

mately $4.0 billion, under which an additional €1.25 billion notes and £300 million notes were sold as of April 30, 2002.

      ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varied from 5.75 percent to 5.90 percent on these aircraft depending on the delivery date of the aircraft. At March 31, 2002, ILFC had $2.37 billion outstanding under this facility. Borrowings with respect to this facility are included in Notes and Bonds Payable in the accompanying table of borrowings.

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

      During the first three months of 2002, AIG issued $4 million principal amount of medium term notes and $48 million of previously issued notes matured. At March 31, 2002, AIG had $640 million in aggregate principal amount of debt securities registered for issuance from time to time.

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

      AIG’s capital funds increased $525 million during the first three months of 2002. Unrealized appreciation of investments, net of taxes decreased $884 million. During the first three months of 2002, the cumulative translation adjustment loss, net of taxes, increased $247 million. The change from period to period with respect to the unrealized appreciation of investments, net of taxes was primarily impacted by the increase in domestic interest rates. The 2001 transfer of bonds in the held to maturity, at amortized cost category to the bonds available for sale, at market value category in accordance with the transition provisions of FASB 133 resulted in a gain of $339 million recorded in the statement of comprehensive income as a cumulative effect of an accounting change adjustment. (See also the discussion under “Operational Review” and “Liquidity” herein.) The 2001 capital funds included a cumulative effect of an accounting change adjustment gain of $150 million. During the first three months of 2002, there was a gain of $58 million, net of taxes, relating to derivative contracts designated as cash flow hedging instruments. (See also the discussion under Notes to Financial Statements and the Consolidated Statement of Comprehensive Income.) During the first three months of 2002, retained earnings increased $1.87 billion, resulting from net income less dividends.

      During the period from January 2002 through May 10, 2002, AIG repurchased in the open market 6,670,000 shares of its common stock. AIG intends to continue to buy its common shares in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans.

      Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At March 31, 2002, there were no significant statutory or regulatory issues which would impair AIG’s financial condition, results of operations or liquidity. To AIG’s knowledge, no AIG company is on any regulatory or similar “watch list”. (See also the discussion under “Liquidity” herein.)

      AIG’s insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and jurisdictions in which they do business. The National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company’s statutory surplus to the risk inherent in its overall operations. At March 31, 2002, the adjusted capital of each of AIG’s domes-

tic general companies and of each of AIG’s domestic life companies exceeded each of their RBC standards by considerable margins. Federal, state or local legislation may affect AIG’s ability to operate and expand its various financial services businesses and changes in the current laws, regulations or interpretations thereof may have a material adverse effect on these businesses.

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

The maturity schedule of AIG’s most significant contractual obligations at March 31, 2002 is presented in the following table:

(in millions)

	Payments due by Period

			2003	2005	Remaining
			through	through	years after
March 31, 2002	Total	2002	2004	2006	2006

Borrowings*	$54,660	$17,685	$15,010	$6,673	$15,292
Unconditional Obligations to Purchase Aircraft	30,755	3,203	7,735	9,868	9,949
Other Long-Term Obligations:
ILFC	1,144	291	853	—	—

Total	$86,559	$21,179	$23,598	$16,541	$25,241

*	Excludes commercial paper and includes ILFC’s capital lease obligations.

The maturity schedule of AIG’s most significant Other Commercial Commitments at March 31, 2002 is presented in the following table:

(in millions)

	Amount of Commitment Expiration

	Total	Less
	Amounts	than 1	1-3	4-5	After 5
March 31, 2002	Committed	year	years	years	years

Letters of Credit:
AIGFP	$762	$2	$35	$102	$623
Guarantees:
SunAmerica	3,920	45	1,447	—	2,428
Other Commercial Commitments:
AIGFP(a)	4,410	8	18	42	4,342
ILFC(b)	3,524	—	1,184	1,434	906
SunAmerica	1,440	265	761	414	—

Total	$14,056	$320	$3,445	$1,992	$8,299

(a)	Primarily liquidity facilities provided in connection with certain municipal swap transactions.
(b)	Primarily in connection with aircraft acquisitions.

AIG uses special purposes vehicles (SPVs) primarily in connection with certain guaranteed investment contract programs (GIC Programs) written by its life insurance subsidiaries, certain products provided by AIGFP, and certain invested asset and asset management activities.

In the GIC Programs, AIG’s life insurance subsidiaries (principally SunAmerica Life Insurance Company) provide guaranteed investment contracts (GICs) to SPVs which are not controlled by AIG. The SPVs issue notes or bonds which are sold to third party institutional investors. Neither AIG nor the insurance company issuing the GICs has any obligation to the investors in the notes or bonds. The proceeds from the SPVs issuance of securities are used to invest in the GICs. The insurance company subsidiaries use these proceeds to invest in a diversified portfolio of securities, primarily investment grade bonds (see also the discussion under “Liquidity: Insurance Invested Assets”). Both the assets and the liabilities arising from these GIC Programs are presented in AIG’s consolidated balance sheet. Thus, at March 31, 2002, approximately $25 billion of policyholders’ contract deposits represented liabilities from issuances of GICs included in these GIC Programs, offset by the proceeds from the issuances included as insurance invested assets.

AIGFP uses SPVs as an integral part of its ongoing operations with respect to specific structured transactions with independent third parties. In most instances, AIGFP controls and manages the assets and liabilities with respect to these SPVs, subject to certain transaction specific limitations. These SPVs are fully consolidated by AIG (see the discussions of AIGFP under “Operations Review: Financial Services Operations”). AIGFP also sponsors an SPV that issues commercial paper and secured liquidity notes to third-party institutional investors. This SPV uses the proceeds of these offerings to obtain beneficial interests in certain financial assets (total assets of approximately $1 billion), which serve as collateral for the securities issued by the SPV. AIGFP provides credit and liquidity support to this SPV, which is not consolidated by AIG.

AIG’s insurance operations also invest in assets of SPVs. These SPVs are established by unrelated third parties. Investments include collateralized mortgage backed securities and similar securities backed by pools of mortgages, consumer receivables or other assets. The investment in an SPV allows AIG’s insurance entities to purchase assets permitted by insurance regulations while maximizing the return on these assets.

AIG provides investment management services to certain SPVs. AIG receives management fees for these services and may take a minority ownership interest in these SPVs. AIG services may be terminated with or without cause.

To facilitate and expand certain retirement savings & asset management activities, AIG establishes SPVs. AIG receives fees for management of the assets held in the SPV which support the issuance of securities such as collateralized bond obligations sold by the SPV to independent third party investors. These SPVs serve a variety of business purposes, including financing, liquidity, or to facilitate independent third party management participation.

AIG has established stringent guidelines with respect to the formation of and investment in SPVs.

Liquidity

AIG’s liquidity is primarily derived from the operating cash flows of its general and life insurance operations.

      At March 31, 2002, AIG’s consolidated invested assets included $14.37 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first three months of 2002 amounted to $4.53 billion.

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

      The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG’s insurance operations generated approximately $7.3 billion in pre-tax cash flow during the first three months of 2002. Cash flow includes periodic premium collections, including policyholders’ contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits, acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG’s insurance investment operations generated approximately $3.3 billion in investment income cash flow during the first three months of 2002. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains net of realized capital losses.

      With respect to general insurance operations, if paid losses accelerated beyond AIG’s ability to fund such paid losses from current operating cash flows, AIG would need to liquidate a portion of its general insurance investment portfolio and/or arrange for financing. Potential events causing such a liquidity strain could be the result of several catastrophic events occurring in a relatively short period of time. Additional strain on liquidity could occur if the investments sold to fund such paid losses were sold into a depressed market place and/or reinsurance recoverable on such paid losses became uncollectible or collateral supporting such reinsurance recoverable decreased significantly in value. (See also the discussions under “Operational Review: General Insurance Operations” herein.)

      With respect to life insurance operations, if a substantial portion of the life insurance operations bond portfolio diminished significantly in value and/or defaulted, AIG would need to liquidate other portions of its life insurance investment portfolio and/or arrange financing. Potential events causing such a liquidity strain could be the result of economic collapse of a nation or region in which AIG life insurance operations exist, nationalization, terrorist acts or other such economic or political upheaval. (See also the discussions under “Operational Review: Life Insurance Operations” herein.)

      In addition to the combined insurance pre-tax operating cash flow, AIG’s insurance operations held $13.39 billion in cash and short-term investments at March 31, 2002. The aforementioned operating cash flow and the cash and short-term balances held provided AIG’s insurance operations with a significant amount of liquidity.

      This liquidity is available, among other things, to purchase high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $27 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $34 billion of fixed income securities and marketable equity securities during the first three months of 2002.

      The following table is a summary of AIG’s invested assets by significant segment, including investment income due and accrued of $3.85 billion and $3.68 billion and real estate of $2.62 billion and $2.65 billion, respectively, at March 31, 2002 and December 31, 2001:

(dollars in millions)

	March 31, 2002		December 31, 2001

	Invested	Percent	Invested	Percent
	Assets	of Total	Assets	of Total

General insurance	$44,604	11.9%	$43,159	11.9%
Life insurance	227,951	60.8	215,658	59.3
Financial services	101,375	27.0	103,944	28.6
Other	1,002	0.3	967	0.2

Total	$374,932	100.0%	$363,728	100.0%

Insurance Invested Assets

      The following tables summarize the composition of AIG’s insurance invested assets by insurance segment, including investment income due and accrued and real estate, at March 31, 2002 and December 31, 2001:

(dollars in millions)

					Percent Distribution
	General	Life		Percent
March 31, 2002	Insurance	Insurance	Total	of Total	Domestic	Foreign

Fixed maturities:
Available for sale, at market value(a)	$29,767	$175,096	$204,863	75.2%	69.2%	30.8%
Equity securities, at market value(b)	4,818	3,350	8,168	3.0	52.4	47.6
Mortgage loans on real estate, policy and collateral loans	51	16,645	16,696	6.1	73.5	26.5
Short-term investments, including time deposits, and cash	1,995	11,395	13,390	4.9	71.9	28.1
Real estate	420	2,082	2,502	0.9	21.7	78.3
Investment income due and accrued	654	3,086	3,740	1.4	65.9	34.1
Other invested assets	6,899	16,297	23,196	8.5	79.7	20.3

Total	$44,604	$227,951	$272,555	100.0%	69.5%	30.5%

(a)	Includes $867 million of bond trading securities, at market value.
(b)	Includes $1.66 billion of non-redeemable preferred stocks, at market value.

(dollars in millions)

					Percent Distribution
	General	Life		Percent
December 31, 2001	Insurance	Insurance	Total	of Total	Domestic	Foreign

Fixed maturities:
Available for sale, at market value(a)	$29,602	$169,750	$199,352	77.0%	68.8%	31.2%
Equity securities, at market value(b)	4,568	3,139	7,707	3.0	53.9	46.1
Mortgage loans on real estate, policy and collateral loans	58	17,101	17,159	6.6	71.4	28.6
Short-term investments, including time deposits, and cash	1,652	5,520	7,172	2.8	49.6	50.4
Real estate	410	2,106	2,516	1.0	21.5	78.5
Investment income due and accrued	573	3,002	3,575	1.4	63.9	36.1
Other invested assets	6,296	15,040	21,336	8.2	81.2	18.8

Total	$43,159	$215,658	$258,817	100.0%	68.5%	31.5%

(a)	Includes $842 million of bond trading securities, at market value.
(b)	Includes $1.72 billion of non-redeemable preferred stocks, at market value.

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

      The fair value of the fixed maturity available for sale portfolio is subject to decline as interest rates rise and is subject to increase as interest rates decline. Such changes in fair value are presented as a component of comprehensive income in unrealized appreciation of investments, net of taxes.

      At March 31, 2002, approximately 69 percent of the fixed maturities investments were domestic securities. Approximately 30 percent of such domestic securities were rated AAA. Approximately 8 percent were below investment grade or not rated.

      A significant portion of the foreign insurance fixed income portfolio is rated by Moody’s, Standard & Poor’s (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At March 31, 2002, approximately 11 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG’s internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 18 percent were below investment grade or not rated at that date. A large portion of the foreign insurance fixed income portfolio are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

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

      Mortgage loans on real estate, policy and collateral loans comprised 6.1 percent of AIG’s insurance invested assets at March 31, 2002. AIG’s insurance operations’ holdings of real estate mortgages amounted to $10.78 billion of which 85.4 percent was domestic. At March 31, 2002, only a nominal amount were in default. It is AIG’s practice to maintain a maximum loan to value ratio of 75 percent at loan origination. At March 31, 2002, AIG’s insurance holdings of collateral loans amounted to $586 million, all of which were foreign. It is AIG’s strategy to enter into mortgage and collateral loans as an adjunct primarily to life insurance fixed maturity investments. AIG’s policy loans decreased from $5.79 billion at December 31, 2001 to $5.34 billion at March 31, 2002.

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

      Due to the nature of each insurance segment, AIG manages the general and life insurance operations separately. As a result, AIG manages sepa-

rately the invested assets of each. Accordingly, the VaR analysis was separately performed for the general and the life insurance operations.

      AIG calculated the VaR with respect to the net fair value of each of AIG’s insurance segments as of March 31, 2002 and December 31, 2001. AIG uses the historical simulation methodology which entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was re-priced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period was assumed in computing the VaR figure.

      The following table presents the VaR on a combined basis and of each component of market risk for each of AIG’s insurance segments as of March 31, 2002 and December 31, 2001. VaR with respect to combined operations cannot be derived by aggregating the individual risk or segment amounts presented herein.

(in millions)

	General Insurance		Life Insurance

Market Risk	2002	2001	2002	2001

Combined	$863	$779	$1,843	$1,804
Interest rate	399	425	1,714	1,631
Currency	38	34	108	134
Equity	822	710	667	627

      The following table presents the average, high and low VaRs on a combined basis and of each component of market risk for each of AIG’s insurance segments as of March 31, 2002 and December 31, 2001.

(in millions)

	2002			2001

	Average	High	Low	Average	High	Low

General Insurance
Market Risk
Combined	$821	$863	$779	$797	$837	$744
Interest rate	412	425	399	449	464	425
Currency	36	38	34	46	59	34
Equity	766	822	710	741	812	603
Life Insurance
Market Risk
Combined	$1,823	$1,843	$1,804	$1,572	$1,804	$1,354
Interest rate	1,673	1,714	1,631	1,512	1,631	1,364
Currency	121	134	108	216	373	134
Equity	647	667	627	430	627	332

Financial Services Invested Assets

      The following table is a summary of the composition of AIG’s financial services invested assets at March 31, 2002 and December 31, 2001. (See also the discussions under “Operational Review: Financial Services Operations”, “Operational Review: Retirement Savings & Asset Management Operations”, “Capital Resources” and “Derivatives” herein.)

(dollars in millions)

	2002		2001

	Invested	Percent	Invested	Percent
	Assets	of Total	Assets	of Total

Flight equipment primarily under operating leases, net of accumulated depreciation	$24,196	23.9%	$22,710	21.9%
Finance receivables, net of allowance	13,685	13.5	13,955	13.4
Unrealized gain on interest rate and currency swaps, options and forward transactions	10,190	10.1	11,493	11.1
Securities available for sale, at market value	18,121	17.9	17,801	17.1
Trading securities, at market value	4,767	4.7	5,733	5.5
Securities purchased under agreements to resell, at contract value	21,628	21.3	21,638	20.8
Trading assets	4,339	4.3	6,234	6.0
Spot commodities, at market value	346	0.3	352	0.3
Other, including short-term investments	4,103	4.0	4,028	3.9

Total	$101,375	100.0%	$103,944	100.0%

      As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC’s debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During the first three months of 2002, ILFC acquired flight equipment costing $1.74 billion. (See also the discussion under “Operational Review: Financial Services Operations” and “Capital Resources” herein.)

      ILFC is exposed to market risk and the risk of loss of fair value resulting from adverse fluctuations in interest rates. As of March 31, 2002 and December 31, 2001, AIG statistically measured the aforementioned loss of fair value through the application of a VaR model. In this analysis, the net fair value of ILFC was determined using the financial instrument assets which included the tax adjusted future flight equipment lease revenue and the financial instrument liabilities which included the future servicing of the current debt. The estimated impact of the current derivative positions was also taken into account.

      AIG calculated the VaR with respect to the net fair value of ILFC using the historical simulation methodology, as previously described. As of March 31, 2002 and December 31, 2001, the VaR with respect to the aforementioned net fair value of ILFC was approximately $22 million and $10 million, respectively.

      AIG’s Consumer Finance operations provide a wide variety of consumer finance products both domestically and overseas. Such products include mortgages, consumer loans, and retail sales finance. These products are funded through various borrowings including commercial paper and medium term notes. AIG’s Consumer Finance operations are exposed to credit risk and risk of loss resulting from adverse fluctuations in interest rates. Over half of the loan balance is related to real estate loans which are substantially collateralized by the related properties.

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

      Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At March 31, 2002, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $182 million of these securities. There were no securities deemed below investment grade at March 31, 2002. There have been no significant downgrades through May 1, 2002. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

      AIGFP is exposed to credit risk. If its securities available for sale portfolio were to suffer significant default and the collateral held declined significantly in value with no replacement, AIGFP could have a liquidity strain. AIG guarantees AIGFP’s debt and, as a result, is responsible for all of AIGFP’s obligations.

      AIG Trading Group Inc. and its subsidiaries (AIGTG) conduct, as principal, market making and trading activities in foreign exchange and commodities, primarily precious and base metals. AIGTG owns inventories in the commodities in which it trades and may reduce the exposure to market risk through the use of swaps, forwards, futures and option contracts. AIGTG uses derivatives to manage the economic exposure of its various trading positions and transactions from adverse movements of interest rates, foreign currency exchange rates and commodity prices. AIGTG supports its trading activities largely through trading liabilities, unrealized losses on swaps, short-term borrowings, securities sold under agreements to repurchase and securities and commodities sold but not yet purchased. (See also the discussions under “Capital Resources” and “Derivatives” herein.)

      The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at March 31, 2002 were as follows:

(in millions)

	Gross	Gross
	Unrealized	Unrealized
	Gains	Losses

Securities available for sale, at market value	$1,126	$1,119
Unrealized gain/loss on interest rate and currency swaps, options and forward transactions(a)(b)	10,190	6,882
Trading assets	8,506	7,397
Spot commodities, at market value	—	16
Trading liabilities	—	1,230
Securities and spot commodities sold but not yet purchased, at market value	232	—

(a)These amounts are also presented as the respective balance sheet amounts.

(b)At March 31, 2002, AIGTG’s replacement values with respect to interest rate and currency swaps were $333 million.

     AIGFP’s interest rate and currency risks on securities available for sale, at market, are managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At March 31, 2002 the unrealized gains and losses remaining after the benefit of the offsets were $58 million and $51 million, respectively.

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

      AIG actively manages the exposures to limit potential losses, while maximizing the rewards af-

forded by these business opportunities. In doing so, AIG must continually manage a variety of exposures including credit, market, liquidity, operational and legal risks.

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

      AIGTG attempts to secure reliable current market prices, such as published prices or third party quotes, to value its derivatives. Where such prices are not available, AIGTG uses an internal methodology which includes interpolation or extrapolation from verifiable prices nearest to the dates of the transactions. The methodology may reflect interest and exchange rates, commodity prices, volatility rates and other relevant factors. Unrealized gains and losses with respect to AIGTG’s positions are reflected in income currently.

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

      AIG calculated the VaR with respect to AIGFP and AIGTG as of March 31, 2002 and December 31, 2001. AIG uses the historical simulation methodology which entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was re-priced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure).

      The following table presents the VaR on a combined basis and of each component of AIGFP’s and AIGTG’s market risk as of March 31, 2002 and December 31, 2001. VaR with respect to combined operations cannot be derived by aggregating the individual risk presented herein.

(in millions)

	AIGFP(a)		AIGTG(b)

Market Risk	2002	2001	2002	2001

Combined	$8	$12	$3	$2
Interest rate	8	12	3	2
Currency	—	—	—	1
Equity	1	1	—	—

(a)A one month holding period was used to measure the market exposures of AIGFP.
(b)A one day holding period was used to measure the market exposures of AIGTG.

     The following table presents the average, high and low VaRs on a combined basis and of each component of AIGFP’s and AIGTG’s market risk as of March 31, 2002 and December 31, 2001.

(in millions)

	2002			2001

	Average	High	Low	Average	High	Low

AIGFP Market Risk:
Combined	$10	$12	$8	$12	$15	$9
Interest rate	10	12	8	11	15	8
Currency	—	—	—	—	1	—
Equity	1	1	1	1	2	—
AIGTG Market Risk:
Combined	$3	$3	$2	$3	$6	$2
Interest Rate	3	3	2	3	4	2
Currency	1	1	—	2	3	1

Derivatives

      Derivatives are financial arrangements among two or more parties. The returns of the derivatives are linked to or “derived” from some underlying equity, debt, commodity or other asset, liability, or index. Derivatives payments may be based on interest rates and exchange rates and/or prices of certain securities, certain commodities, or financial or commodity indices. The more significant types of derivative arrangements in which AIG transacts are swaps, forwards, futures and options. In the normal course of business, with the agreement of the original counterparty, these contracts may be terminated early or assigned to another counterparty.

      The overwhelming majority of AIG’s derivatives activities are conducted through AIGFP and AIGTG, thus permitting AIG to participate in the derivatives dealer market acting primarily as principal. In these derivative operations, AIG structures agreements which generally allow its counterparties to enter into transactions with respect to changes in interest and exchange rates, securities’ prices and certain commodities and financial or commodity indices. AIG’s customers such as corporations, financial institutions, multinational organizations, sovereign entities, government agencies and municipalities use derivatives to hedge their own market exposures. For example, a futures, forward or option contract can be used to protect the customers’ assets or liabilities against price fluctuations.

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

      Discussions with respect to AIGFP’s and AIGTG’s counterpart credit quality, fair value source and notional amounts follow.

Counterparty Credit Quality:

      The following tables provide the counterparty credit quality amounts of AIGFP’s and AIGTG’s derivatives transactions at March 31, 2002 and December 31, 2001.

      The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss after the application of the aforementioned strategies, netting under ISDA Master Agreements and applying collateral held. Subsequent to the application of such credit enhancements, the net exposure to credit risk or the net replacement value of all interest rate, currency and equity swaps, swaptions and forward commitments approximated $9.78 billion at March 31, 2002 and $10.84 billion at December 31, 2001. The net replacement value for futures and forward contracts approximated $11 million at March 31, 2002 and $64 million at December 31, 2001. The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss and is used for financial reporting purposes.

      AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or, where such ratings are not available, by internal analysis. At March 31, 2002 and December 31, 2001, the concentration of credit exposure with respect to counterparties judged A or higher by AIGFP was 92 percent and 93 percent, respectively. The counterparty credit quality determined by AIGFP by derivative product with respect to the net replacement value of AIGFP’s derivatives portfolio was as follows:

(in millions)

	Net Replacement Value

	Swaps and	Futures and	Total	Total
	Swaptions	Forward Contracts	2002	2001

Counterparty credit quality:
AAA	$3,961	$—	$3,961	$4,388
AA	2,728	10	2,738	3,214
A	2,281	1	2,282	2,498
BBB	801	—	801	784
Below investment grade	11	—	11	23

Total	$9,782	$11	$9,793	$10,907

      At March 31, 2002 and December 31, 2001, the counterparty breakdown by industry with re-

spect to the net replacement value of AIGFP’s derivatives portfolio was as follows:

(in millions)

	Net Replacement Value

	Swaps and	Futures and	Total	Total
	Swaptions	Forward Contracts	2002	2001

Non-U.S. banks	$2,004	$11	$2,015	$2,464
Insured municipalities	586	—	586	638
U.S. industrials	1,892	—	1,892	2,113
Governmental	529	—	529	563
Non-U.S. financial service companies	406	—	406	428
Non-U.S. industrials	1,195	—	1,195	1,289
Special purpose	1,753	—	1,753	1,851
U.S. banks	52	—	52	72
U.S. financial service companies	1,104	—	1,104	1,211
Supranationals	261	—	261	278

Total	$9,782	$11	$9,793	$10,907

      With respect to AIGTG’s derivatives contracts at March 31, 2002 and December 31, 2001, the net replacement values represent the net sum of estimated positive fair values after the application of legally enforceable master netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss.

      Subsequent to the application of such credit enhancements, the net exposure to credit risk or the net replacement value of all futures, forwards, swaptions and purchased options contracts and interest rate and currency swaps was $2.40 billion and $3.05 billion at March 31, 2002 and December 31, 2001, respectively.

      AIGTG’s net replacement value at March 31, 2002 and December 31, 2001 was as follows:

(in millions)

	Remaining Life

	One	Two Through	Six Through	After Ten	Total	Total
	Year	Five Years	Ten Years	Years	2002	2001

Credit exposure:
Futures, forwards, swaptions and purchased options contracts and interest rate and currency swaps:
Gross replacement value	$4,597	$2,356	$1,741	$987	$9,681	$10,074
Master netting arrangements	(2,848)	(1,722)	(1,456)	(964)	(6,990)	(6,691)
Collateral	(23)	(63)	(186)	(23)	(295)	(330)

Net replacement value*	$1,726	$571	$99	$—	$2,396	$3,053

*	The net replacement values with respect to exchange traded futures and options, forward contracts and purchased over the counter options are presented as a component of trading assets in the accompanying balance sheet. The net replacement values with respect to interest rate and currency swaps are presented as a component of unrealized gain on interest rate and currency swaps, options and forward transactions in the accompanying balance sheet.

     AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or, where such ratings are not available, internal analysis. At March 31, 2002 and December 31, 2001, the concentration of credit exposure with respect to counterparties judged A or higher by AIGTG was 76 percent and 78 percent, respectively. Also, as of March 31, 2002 and December 31, 2001, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG’s derivatives portfolio were as follows:

(in millions)

	Net Replacement Value

	2002	2001

Counterparty credit quality:
AAA	$230	$391
AA	1,007	1,117
A	586	863
BBB	251	330
Below investment grade	129	130
Not externally rated, including exchange traded futures and options*	193	222

Total	$2,396	$3,053

Counterparty breakdown by industry:
Non-U.S. banks	$857	$1,151
U.S. industrials	380	503
Governmental	69	71
Non-U.S. financial service companies	119	187
Non-U.S. industrials	201	190
U.S. banks	314	353
U.S. financial service companies	263	376
Exchanges*	193	222

Total	$2,396	$3,053

*	Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

Fair Value Source:

      The fair value sources of the net replacement values of AIGFP’s derivatives portfolio were based on valuation models. Although these models are proprietary, the inputs were obtained from independently published exchange prices, external subscription services’ prices such as Bloomberg or Reuters or third party broker quotes for use in these models. When such prices are not available, AIGFP uses an internal methodology which includes interpolation or extrapolation from verifiable prices nearest to the dates of the transactions.

      At March 31, 2002 and December 31, 2001, the fair value source of the net replacement value of AIGTG’s derivatives portfolio was as follows:

(in millions)

	Maturity of Fair Value of Contracts

		Two Through	Six Through	After	Total	Total
Source of Fair Value	One Year	Five Years	Ten Years	Ten Years	2002	2001

Prices actively quoted	$1,726	$—	$—	$—	$1,726	$2,412
Prices provided by other external sources	—	507	—	—	507	530
Prices based on models and other valuation methods	—	64	99	—	163	111

Total	$1,726	$571	$99	$—	$2,396	$3,053

Notional Amounts:

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

      The timing and the amount of cash flows relating to AIGFP’s and AIGTG’s foreign exchange forwards and exchange traded futures and options contracts are determined by each of the respective contractual agreements. The following table presents AIGFP’s derivative portfolio by maturity and type of derivatives at March 31, 2002 and December 31, 2001.

(in millions)

	Remaining Life of Notional Amount*

	One	Two Through	Six Through	After Ten	Total	Total
	Year	Five Years	Ten Years	Years	2002	2001

AIGFP interest rate, currency and equity/commodity swaps and swaptions:
Notional amount:
Interest rate swaps	$115,888	$244,490	$108,505	$15,053	$483,936	$436,669
Currency swaps	32,806	70,809	37,220	6,060	146,895	139,174
Swaptions and equity swaps	19,484	27,905	10,289	4,206	61,884	58,491

Total	$168,178	$343,204	$156,014	$25,319	$692,715	$634,334

Futures and forward contracts:
Exchange traded futures contracts contractual amount	$7,628	$—	$—	$—	$7,628	$10,036

Over the counter forward contracts contractual amount	$50,203	$484	$199	$—	$50,886	$58,003

*	Notional amount is not representative of either market risk or credit risk.

     The following table provides the contractual and notional amounts by maturity and type of derivative of AIGTG’s derivatives portfolio at March 31, 2002 and December 31, 2001.

(in millions)

	Remaining Life

	One	Two Through	Six Through	After Ten	Total	Total
	Year	Five Years	Ten Years	Years	2002	2001

Contractual amount of futures, forwards and options:
Exchange traded futures and options	$15,528	$2,148	$31	$—	$17,707	$14,977

Forwards	$182,269	$13,751	$1,317	$36	$197,373	$184,102

Over the counter purchased options	$86,775	$12,037	$28,046	$243	$127,101	$138,655

Over the counter sold options(a)	$85,195	$11,968	$28,356	$294	$125,813	$137,661

Notional amount(b):
Interest rate swaps and forward rate agreements	$12,895	$36,559	$7,413	$2	$56,869	$59,683
Currency swaps	3,580	5,190	983	—	9,753	11,092
Swaptions	$1,963	$10,035	$1,550	—	$13,548	7,280

Total	$18,438	$51,784	$9,946	$2	$80,170	$78,055

(a)	Sold options obligate AIGTG to buy or sell the underlying item if the option purchaser chooses to exercise. The amounts do not represent credit exposure.
(b)	Notional amount is not representative of either market risk or credit risk.

     In addition to its role as derivatives dealer through AIGFP and AIGTG, AIG and its subsidiaries, including its insurance subsidiaries, use derivatives primarily to minimize AIG’s asset-liability exposure and foreign currency and interest rate exposures. These transactions are generally executed with AIGFP and AIGTG as counterparty, who in turn hedge these transactions in the market place. Thus, AIGFP and AIGTG assume the credit risk exposure.

      AIG also uses derivatives to help match assets and liabilities in several of its businesses, including its insurance operations. For example, AIG can use currency and interest rate swaps to convert foreign-currency investment contract liabilities into US dollar-based exposures. Thus, these liabilities are more properly matched with US dollar assets. In life insurance, AIG uses swaps to reduce the mismatch between long dated life insurance liabilities and shorter dated local currency assets. Swaps also en-

able AIG to balance its asset and liability durations in consumer finance operations.

      AIG’s Derivatives Review Committee provides an independent review of any proposed derivative transaction. The committee examines, among other things, the nature and purpose of the derivative transaction, its potential credit exposure, if any, and the estimated benefits. This committee does not review those derivative transactions entered into by AIGFP and AIGTG for their own accounts.

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

Important Accounting Policies

      AIG considers among its most important accounting policies those policies with respect to reserves for losses and loss expenses, future policy benefits for life and accident and health insurance contracts, deferred policy acquisition costs, and fair value with respect to certain assets and liabilities of certain of the subsidiaries of AIG’s financial services operations. These are the policies that require management’s most significant exercise of judgment on both a quantitative and qualitative basis. Further explanation of how management exercises that judgment is included throughout this Management’s Discussion and Analysis, and in the notes to the consolidated financial statements at December 31, 2001.

Accounting Standards

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (FASB 142). As of January 1, 2002, AIG adopted FASB 142. FASB 142 requires AIG to discontinue the amortization of goodwill in its consolidated income statement. Amortization expense recorded in AIG’s consolidated statement of income for the three months ended March 31, 2001 amounted to $36 million pre-tax.

      FASB 142 requires goodwill to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. FASB 142 also requires the completion of a transitional impairment test in the year of adoption, with any identified impairments recognized as a cumulative effect of a change in accounting principles. AIG believes that the results of its impairment testing will not have any significant impact on its results of operations and financial condition.

      Changes in the carrying amount of goodwill relates primarily to changes in foreign exchange rates affecting goodwill.

PART II — OTHER INFORMATION

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits See accompanying Exhibit Index.

(b)	There have been no reports on Form 8-K filed during the quarter ended March 31, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.

(Registrant)

/s/ HOWARD I. SMITH

Howard I. Smith
Vice Chairman,
Chief Financial Officer and
Chief Administrative Officer

Dated: May 14, 2002

EXHIBIT INDEX

Exhibit
Number	Description	Location

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None
4	Instruments defining the rights of security holders, including indentures	Not required to be filed.
10	Material contracts	None
11	Statement re computation of per share earnings	Included in Note (f) of Notes to Financial Statements.
12	Statement re computation of ratios	Filed herewith.
15	Letter re unaudited interim financial information	None
18	Letter re change in accounting principles	None
19	Report furnished to security holders	None
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of experts and counsel	None
24	Power of attorney	None
99	Additional exhibits	None