Form 10-Q
period 2002-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 2002-08-08
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                     to

For Quarter Ended June 30, 2002 Commission File Number 1-8787

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2002: 2,610,692,135.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED BALANCE SHEET
(in millions)
(unaudited)

	June 30,	December 31,
	2002	2001

ASSETS:
Investments, financial services assets and cash:
Fixed maturities:
Bonds available for sale, at market value (amortized cost: 2002 — $213,569; 2001 — $196,111)	$217,587	$199,774
Bond trading securities, at market value (cost: 2002 — $971; 2001 — $844)	963	842
Equity securities:
Common stocks (cost: 2002 — $7,363; 2001 — $6,963)	6,624	6,188
Non-redeemable preferred stocks (cost: 2002 — $1,788; 2001 — $1,840)	1,635	1,749
Mortgage loans on real estate, net of allowance (2002 — $105; 2001 — $114)	11,163	10,774
Policy loans	5,970	5,786
Collateral and guaranteed loans, net of allowance (2002 — $25; 2001 — $23)	1,569	1,532
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2002 — $3,948; 2001 — $3,492)	25,592	22,710
Securities available for sale, at market value (cost: 2002 — $16,025; 2001 — $17,793)	16,030	17,801
Trading securities, at market value	6,643	5,733
Spot commodities, at market value	408	352
Unrealized gain on interest rate and currency swaps, options and forward transactions	11,775	11,493
Trading assets	5,306	6,234
Securities purchased under agreements to resell, at contract value	22,049	21,681
Finance receivables, net of allowance (2002 — $470; 2001 — $532)	13,955	13,955
Other invested assets	26,140	22,704
Short-term investments, at cost (approximates market value)	12,475	7,392
Cash	730	698

Total investments, financial services assets and cash	386,614	357,398
Investment income due and accrued	3,958	3,682
Premiums and insurance balances receivable, net of allowance (2002 — $261; 2001 — $208)	13,091	11,647
Reinsurance assets, net of allowance	29,939	28,758
Deferred policy acquisition costs	19,104	17,443
Investments in partially-owned companies	978	902
Real estate and other fixed assets, net of accumulated depreciation (2002 — $3,559; 2001 — $3,532)	4,908	4,833
Separate and variable accounts	49,477	51,954
Goodwill	6,205	6,102
Other assets	10,120	10,263

Total assets	$524,394	$492,982

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED BALANCE SHEET — (continued)

(in millions, except share amounts)
(unaudited)

	June 30,	December 31,
	2002	2001

LIABILITIES:
Reserve for losses and loss expenses	$45,659	$44,792
Reserve for unearned premiums	15,519	13,148
Future policy benefits for life and accident and health insurance contracts	68,514	64,998
Policyholders’ contract deposits	132,722	119,402
Other policyholders’ funds	7,215	7,611
Reserve for commissions, expenses and taxes	3,473	3,381
Insurance balances payable	3,560	3,207
Funds held by companies under reinsurance treaties	3,023	2,685
Income taxes payable:
Current	283	405
Deferred	3,365	2,881
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	15,577	16,392
Securities sold under agreements to repurchase, at contract value	10,774	11,818
Trading liabilities	4,479	4,372
Securities and spot commodities sold but not yet purchased, at market value	7,708	8,331
Unrealized loss on interest rate and currency swaps, options and forward transactions	9,385	8,813
Trust deposits and deposits due to banks and other depositors	2,409	2,290
Commercial paper	7,494	8,416
Notes, bonds and loans payable	37,573	33,643
Commercial paper	4,008	3,476
Notes, bonds, loans and mortgages payable	4,213	3,804
Separate and variable accounts	49,477	51,954
Minority interest	1,566	1,509
Other liabilities	29,291	21,302

Total liabilities	467,287	438,630

Preferred shareholders’ equity in subsidiary companies	2,144	2,202

CAPITAL FUNDS:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2002 — 2,751,327,476; 2001 — 2,750,237,554	6,878	6,876
Additional paid-in capital	670	669
Retained earnings	50,779	47,218
Accumulated other comprehensive income (loss)	(2,064)	(1,725)
Treasury stock, at cost; 2002 — 140,635,341; 2001 — 134,805,555 shares of common stock	(1,300)	(888)

Total capital funds	54,963	52,150

Total liabilities, preferred shareholders’ equity in subsidiary companies and capital funds	$524,394	$492,982

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share amounts)
(unaudited)

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

General insurance operations:
Net premiums written	$13,117	$9,920	$6,783	$5,055
Change in unearned premium reserve	(1,751)	(456)	(924)	(313)

Net premiums earned	11,366	9,464	5,859	4,742
Net investment income	1,425	1,423	680	707
Realized capital gains (losses)	(282)	(58)	(160)	(37)

	12,509	10,829	6,379	5,412

Losses and loss expenses incurred	8,483	7,091	4,340	3,519
Underwriting expenses	2,157	1,877	1,103	983

	10,640	8,968	5,443	4,502

Operating income	1,869	1,861	936	910

Life insurance operations:
Premium income	9,943	9,164	5,160	4,795
Net investment income	5,949	5,430	3,046	2,741
Realized capital gains (losses)	(339)	(21)	(310)	(3)

	15,553	14,573	7,896	7,533

Death and other benefits	5,184	4,689	2,659	2,628
Increase in future policy benefits	5,118	4,762	2,619	2,213
Acquisition and insurance expenses	2,707	2,701	1,401	1,408

	13,009	12,152	6,679	6,249

Operating income	2,544	2,421	1,217	1,284

Financial services operating income	1,016	916	542	486
Retirement savings & asset management operating income	580	553	280	283
Other realized capital gains (losses)	(240)	(356)	(159)	(309)
Other income (deductions) — net	(43)	64	(49)	5
Acquisition, restructuring and related charges	—	(654)	—	(654)

Income before income taxes, minority interest and cumulative effect of accounting changes	5,726	4,805	2,767	2,005

Income taxes — Current	1,056	775	428	304
— Deferred	708	596	444	241

	1,764	1,371	872	545

Income before minority interest and cumulative effect of accounting changes	3,962	3,434	1,895	1,460

Minority interest	(181)	(209)	(94)	(96)

Income before cumulative effect of accounting changes	3,781	3,225	1,801	1,364

Cumulative effect of accounting changes, net of tax	—	(55)	—	(49)

Net income	$3,781	$3,170	$1,801	$1,315

Earnings per common share:
Basic
Income before cumulative effect of accounting changes	$1.45	$1.23	$0.69	$0.52
Cumulative effect of accounting changes	—	(0.02)	—	(0.02)

Net income	$1.45	$1.21	$0.69	$0.50

Diluted
Income before cumulative effect of accounting changes	$1.43	$1.22	$0.68	$0.52
Cumulative effect of accounting changes	—	(0.02)	—	(0.02)

Net income	$1.43	$1.20	$0.68	$0.50

Cash dividends per common share	$0.084	$0.074	$0.042	$0.037

Average shares outstanding:
Basic	2,614	2,622	2,613	2,621

Diluted	2,639	2,651	2,640	2,651

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(unaudited)

	Six Months
	Ended June 30,

	2002	2001

Cash Flows From Operating Activities:
Net Income	$3,781	$3,170

Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash revenues, expenses, gains and losses included in income:
Change in:
General and life insurance reserves	6,797	3,231
Premiums and insurance balances receivable and payable — net	(1,091)	367
Reinsurance assets	(1,181)	(997)
Deferred policy acquisition costs	(1,661)	(619)
Investment income due and accrued	(276)	(3)
Funds held under reinsurance treaties	338	416
Other policyholders’ funds	(396)	13
Current and deferred income taxes — net	585	557
Reserve for commissions, expenses and taxes	92	325
Other assets and liabilities — net	289	436
Trading assets and liabilities — net	1,035	29
Trading securities, at market value	(910)	824
Spot commodities, at market value	(56)	47
Net unrealized gain on interest rate and currency swaps, options and forward transactions	290	(1,144)
Securities purchased under agreements to resell	(368)	(2,709)
Securities sold under agreements to repurchase	(1,044)	(572)
Securities and spot commodities sold but not yet purchased, at market value	(623)	(1,127)
Realized capital (gains) losses	861	435
Equity in income of partially-owned companies and other invested assets	(230)	(291)
Depreciation expenses, principally flight equipment	799	631
Change in cumulative translation adjustments	(340)	(311)
Provision for finance receivable losses	180	158
Other — net	(425)	(548)

Total Adjustments	2,665	(852)

Net cash provided by operating activities	$6,446	$2,318

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS — (Continued)

(in millions)
(unaudited)

	Six Months Ended June 30,

	2002	2001

Cash Flows From Investing Activities:
Cost of bonds, at market sold	$41,249	$32,009
Cost of bonds, at market matured or redeemed	6,503	3,282
Cost of equity securities sold	3,003	2,897
Realized capital gains (losses)	(861)	(435)
Purchases of fixed maturities	(65,182)	(45,966)
Purchases of equity securities	(3,343)	(2,905)
Mortgage, policy and collateral loans granted	(1,327)	(891)
Repayments of mortgage, policy and collateral loans	705	879
Sales of securities available for sale	1,972	1,825
Maturities of securities available for sale	2,187	1,002
Purchases of securities available for sale	(2,364)	(5,180)
Sales of flight equipment	40	68
Purchases of flight equipment	(3,379)	(2,804)
Net additions to real estate and other fixed assets	(406)	(271)
Sales or distributions of other invested assets	3,949	3,061
Investments in other invested assets	(4,865)	(3,229)
Change in short-term investments	18	(4,828)
Investments in partially-owned companies	2	(110)
Finance receivables originations and purchases	(4,769)	(4,478)
Finance receivables principal payments received	4,589	4,092
Other — net	—	(106)

Net cash used in investing activities	(22,279)	(22,088)

Cash Flows From Financing Activities:
Change in policyholders’ contract deposits	13,320	6,129
Change in trust deposits and deposits due to banks and other depositors	119	284
Change in commercial paper	(390)	5,254
Proceeds from notes, bonds, loans and mortgages payable	11,430	12,821
Repayments on notes, bonds, loans and mortgages payable	(7,107)	(5,192)
Proceeds from guaranteed investment agreements	4,541	9,201
Maturities of guaranteed investment agreements	(5,356)	(7,819)
Redemption of subsidiary company preferred stock	(50)	(185)
Proceeds from common stock issued	129	49
Cash dividends to shareholders	(221)	(413)
Acquisition of treasury stock	(556)	(286)
Other — net	6	(51)

Net cash provided by financing activities	15,865	19,792

Change in cash	32	22
Cash at beginning of period	698	522

Cash at end of period	$730	$544

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Net income	$3,781	$3,170	$1,801	$1,315
Other comprehensive income:
Unrealized (depreciation) appreciation of investments — net of reclassification adjustments	(71)	788	1,334	(988)
Deferred income tax benefit (expense) on changes	73	(231)	(448)	317
Foreign currency translation adjustments(a)	(347)	(313)	(71)	(215)
Applicable income tax benefit on changes	52	68	23	46
Net derivative gains (losses) arising from cash flow hedging activities	(42)	(135)	(138)	45
Deferred income tax benefit (expense) on changes	26	(14)	64	(22)
Retirement plan liabilities adjustment, net of tax	(30)	—	—	—
Cumulative effect of accounting change, net of tax(b)	—	150	—	—
Cumulative effect of accounting change, net of tax(c)	—	339	—	—

Other comprehensive income	(339)	652	764	(817)

Comprehensive income	$3,442	$3,822	$2,565	$498

(a)	Includes insignificant derivative gains and losses arising from hedges of net investments in foreign operations.

(b)	Consists of derivative gains and losses qualifying for cash flow hedging arising from the adoption of Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (FASB 133).

(c)	Represents the unrealized appreciation arising from the transfer of the bonds held to maturity portfolio to the bonds available for sale portfolio in connection with the implementation of FASB 133.

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

June 30, 2002

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

The following is a reconciliation of the individual companies combined results for the first six months and second quarter of 2001:

	Six Months			Three Months
	Ended June 30, 2001			Ended June 30, 2001

	AIG	AGC	Total	AIG	AGC	Total

	(in millions)			(in millions)
Revenues	$24,440	$5,506	$29,946	$12,437	$2,716	$15,153
Net income (loss)	$3,159	$11	$3,170	$1,627	$(312)	$1,315

c)	Earnings per share of AIG are based on the weighted average number of common shares outstanding during the period, retroactively adjusted to reflect all stock splits.

The quarterly dividend rate per common share, commencing with the dividend payable September 20, 2002 is $0.047.

d)	Cash flow information for the six month periods ended June 30, 2002 and 2001 is as follows:

	2002	2001

	(in millions)
Income taxes paid	$940	$941
Interest paid	$1,799	$2,006

e)	Segment Information:

The following table summarizes the operations by major operating segment for the first six months and second quarter of 2002 and 2001 (in millions):

	Operating Segments

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Revenues*:
General Insurance	$12,509	$10,829	$6,379	$5,412
Life Insurance	15,553	14,573	7,896	7,533
Financial Services	3,241	3,095	1,675	1,580
Retirement Savings & Asset Management	1,736	1,805	871	937
Other	(240)	(356)	(159)	(309)

Total	$32,799	$29,946	$16,662	$15,153

	Operating Segments

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Operating income:
General Insurance	$1,869	$1,861	$936	$910
Life Insurance	2,544	2,421	1,217	1,284
Financial Services	1,016	916	542	486
Retirement Savings & Asset Management	580	553	280	283
Other	(283)	(946)	(208)	(958)

Total	$5,726	$4,805	$2,767	$2,005

*	Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transaction and other fees, retirement savings & asset management commissions and other fees, and realized capital gains (losses).

The following table summarizes AIG’s general insurance operations by major reporting group for the first six months and second quarter of 2002 and 2001 (in millions):

	General Insurance

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Revenues:
Domestic Brokerage Group	$6,724	$5,575	$3,379	$2,813
Transatlantic	1,233	992	633	505
Personal Lines	1,430	1,327	742	669
Mortgage Guaranty	328	305	163	159
Foreign General	2,797	2,618	1,471	1,260
Intercompany adjustments and eliminations — net	(3)	12	(9)	6

Total	$12,509	$10,829	$6,379	$5,412

Operating income before realized capital gains (losses)*:
Domestic Brokerage Group	$1,043	$991	$512	$500
Transatlantic	146	106	74	46
Personal Lines	86	19	63	7
Mortgage Guaranty	236	213	124	111
Foreign General	629	578	318	277
Intercompany adjustments and eliminations — net	11	12	5	6

Total	$2,151	$1,919	$1,096	$947

*	Realized capital gains (losses) are not deemed to be an integral part of AIG’s general insurance operations’ internal reporting groups.

The following table summarizes AIG’s life insurance operations by major reporting group for the first six months and second quarter of 2002 and 2001 (in millions):

	Life Insurance

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Revenues:
American International Assurance and Nan Shan Life	$5,779	$5,085	$3,017	$2,622
ALICO and AIG Star Life	3,564	2,921	1,806	1,535
Domestic Life	5,935	6,280	2,920	3,227
Other	275	287	153	149

Total	$15,553	$14,573	$7,896	$7,533

	Life Insurance

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Operating income before realized capital gains (losses):
American International Assurance and Nan Shan Life	$807	$779	$415	$416
ALICO and AIG Star Life	704	455	391	245
Domestic Life	1,308	1,161	676	600
Other	64	47	45	26

Total	$2,883	$2,442	$1,527	$1,287

The following table summarizes AIG’s financial services operations by major reporting group for the first six months and second quarter of 2002 and 2001 (in millions):

	Financial Services

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Revenues:
International Lease Finance Corporation	$1,367	$1,278	$726	$657
AIG Financial Products Corp.	538	519	266	271
Consumer Finance	1,227	1,250	614	634
Other*	109	48	69	18

Total	$3,241	$3,095	$1,675	$1,580

Operating income:
International Lease Finance Corporation	$381	$344	$208	$184
AIG Financial Products Corp.	356	354	180	189
Consumer Finance	265	233	141	127
Other*	14	(15)	13	(14)

Total	$1,016	$916	$542	$486

*	Including AIG Trading Group Inc.

f)	Computation of Earnings Per Share:

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

	(in millions, except per share amounts)
Numerator:
Income before cumulative effect of accounting changes	$3,781	$3,225	$1,801	$1,364
Cumulative effect of accounting changes, net of tax	—	(55)	—	(49)

Net income (applicable to common stock)	$3,781	$3,170	$1,801	$1,315

Denominator:
Basic:
Average outstanding shares used in the computation of per share earnings:
Common stock	2,752	2,789	2,752	2,789
Common stock in treasury	(138)	(167)	(139)	(168)

Average outstanding shares — basic	2,614	2,622	2,613	2,621

Diluted:
Average outstanding shares used in the computation of per share earnings:
Common stock	2,752	2,789	2,752	2,789
Common stock in treasury	(138)	(167)	(139)	(168)
Stock options and stock purchase plan (treasury stock method)	25	29	27	30

Average outstanding shares — diluted	2,639	2,651	2,640	2,651

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

	(in millions, except per share amounts)
Net income per share:
Basic
Income before cumulative effect of accounting changes	$1.45	$1.23	$0.69	$0.52
Cumulative effect of accounting changes	—	(0.02)	—	(0.02)

Net income	$1.45	$1.21	$0.69	$0.50

Diluted
Income before cumulative effect of accounting changes	$1.43	$1.22	$0.68	$0.52
Cumulative effect of accounting changes	—	(0.02)	—	(0.02)

Net income	$1.43	$1.20	$0.68	$0.50

g)	Acquisition, Restructuring and Related Charges

     During the third quarter of 2001, AGC was consolidated into AIG and charges in connection with this acquisition totaled $1.36 billion for that quarter, including approximately $512 million of direct costs. Of the $512 million, approximately $305 million had been paid as of December 31, 2001 and an additional $94 million has been paid for the six months ended June 30, 2002. The balance is included in Other liabilities.

      Less significant, ongoing costs with respect to the integration of operations will continue to be expensed in future periods as incurred. AIG expects that these ongoing costs will include costs for the integration of computer systems, the training and relocation of certain employees and the consolidation of facilities.

h)	Starr International Company, Inc. Plan

     Starr International Company, Inc. (SICO) provides a Deferred Compensation Profit Participation Plan (SICO Plan) to certain AIG employees. The SICO Plan came into being in 1975 when the voting shareholders and Board of Directors of SICO, a private holding company whose principal asset consists of AIG common stock, decided that a portion of the capital value of SICO should be used to provide an incentive plan for the current and succeeding managements of all American International companies, including AIG. Participation in the SICO Plan by any person, and the amount of such participation, is at the sole discretion of SICO’s Board of Directors, and none of the costs of the various benefits provided under such plan is paid by or charged to AIG. The SICO Plan provides that shares currently owned by SICO may be set aside by SICO for the benefit of the participant and distributed upon retirement. The SICO Board of Directors may permit an early pay-out under certain circumstances. Prior to pay-out, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant’s voluntary termination of employment with AIG prior to normal retirement age. In addition, SICO’s Board of Directors may elect to pay a participant cash in lieu of shares of AIG common stock. If the expenses of the SICO Plan had been reflected by AIG, the pre-tax amounts accrued would have been $25.1 million for the first six months of 2002 and $28.6 million for the same period of 2001 and $12.5 million and $14.3 million for the second quarter 2002 and 2001, respectively.

i)	Commitments and Contingent Liabilities

     In the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.

      i)     Commitments to extend credit are agreements to lend subject to certain conditions. These commitments generally have fixed expiration dates or termination clauses and typically require payment of a fee. These commitments have not deviated materially from December 31, 2001 at which time they approximated $300 million. AIG uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. AIG evaluates each counterparty’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by AIG upon extension of credit, is based on management’s credit evaluation of the counterparty.

      ii)     AIG and certain of its subsidiaries become parties to financial instruments with market risk resulting from both dealer and end user activities and to reduce currency, interest rate, equity and commodity exposures. To the extent those instruments are carried at their estimated fair value, the elements of currency, interest rate, equity and commodity risks are reflected in the consolidated balance sheet. Collateral is required, at the discretion of AIG, on certain transactions based on the creditworthiness of the counterparty.

      iii)     AIGFP becomes a party to derivative financial instruments in the normal course of its business and to reduce its currency, interest rate and equity exposures. Interest rate, currency and equity risks related to such instruments are reflected in the consolidated financial statements to the extent these instruments are carried at a market or a fair value, whichever is appropriate. The recorded estimated fair values of such instruments may be different than the values that might be realized if AIGFP were required to sell or close out the transactions prior to maturity.

      AIGFP, in the ordinary course of its operations and as principal, structures derivative transactions to meet the needs of investors who may be seeking to hedge certain aspects of such investors’ operations. AIGFP may also enter into derivative transactions for its own account. Such derivative transactions include interest rate, currency and equity swaps, swaptions and forward commitments. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. AIGFP typically becomes a principal in the exchange of interest payments between the parties and, therefore, may be exposed to loss, if counterparties default. Currency and equity swaps are similar to interest rate swaps, but involve the exchange of specific currency, equity securities, or equity indices. Also, they may involve the exchange of principal amounts at the beginning and end of the transaction. Swaptions are options where the holder has the right but not the obligation to enter into a swap transaction or cancel an existing swap transaction. At June 30, 2002, the notional principal amount of the sum of the swap pays and receives approximated $764.9 billion, primarily related to interest rate swaps of approximately $530.2 billion.

      The following tables provide the contractual and notional amounts of derivatives transactions of AIGFP at June 30, 2002.

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

      The timing and the amount of cash flows relating to AIGFP’s foreign exchange forwards and exchange traded futures and options contracts are determined by each of the respective contractual agreements.

      The following table presents AIGFP’s derivatives portfolio by maturity and type of derivative at June 30, 2002 and December 31, 2001:

(in millions)

	Remaining Life of Notional Amount*

	One	Two Through	Six Through	After Ten	Total	Total
	Year	Five Years	Ten Years	Years	2002	2001

AIGFP interest rate, currency and equity/commodity swaps and swaptions:
Notional amount:
Interest rate swaps	$133,197	$265,475	$119,717	$11,857	$530,246	$436,669
Currency swaps	35,222	80,512	42,670	6,186	164,590	139,174
Swaptions and equity swaps	23,833	26,263	14,901	5,105	70,102	58,491

Total	$192,252	$372,250	$177,288	$23,148	$764,938	$634,334

*	Notional amount is not representative of either market risk or credit risk

     Futures and forward contracts are contracts for delivery of foreign currencies or financial indices in which the seller/purchaser agrees to make/take delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise as a result of movements in current market prices from contracted prices and the potential inability of counterparties to meet their obligations under the contracts. At June 30, 2002 the contractual amount of AIGFP’s futures and forward contracts approximated $61.4 billion.

      The following table presents AIGFP’s futures and forward contracts portfolio by maturity and type of derivative at June 30, 2002 and December 31, 2001:

(in millions)

	Remaining Life

	One	Two Through	Six Through	After Ten	Total	Total
	Year	Five Years	Ten Years	Years	2002	2001

Futures and forward contracts:
Exchange traded futures contracts contractual amount	$8,530	$—	$—	$—	$8,530	$10,036

Over the counter forward contracts contractual amount	$52,233	$398	$205	$—	$52,836	$58,003

      AIGFP utilizes various credit enhancements, including collateral, credit triggers and credit derivatives to reduce the credit exposure relating to these off-balance sheet financial instruments. AIGFP requires credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties and the transaction’s size and maturity. In addition, AIGFP’s derivative transactions are generally documented under ISDA Master Agreements. Management believes that such agreements provide for legally enforceable set-off and close out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, AIGFP is permitted to set-off its receivables from a counterparty against its payables to the same counterparty arising out of all included transactions. As a result, the net replacement value represents the net sum of estimated positive fair values after the application of such strategies, agreements and collateral held. Subsequent to the application of such credit enhancements, the net exposure to credit risk or the net replacement value of all interest rate, currency, and equity swaps, swaptions and forward commitments approximated $11.28 billion at June 30, 2002 and $10.84 billion at December 31, 2001. The net replacement value for futures and forward contracts approximated $51 million at June 30, 2002 and $64 million at December 31, 2001. The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss.

      AIGFP independently evaluates the creditworthiness of its counterparties, taking into account credit ratings assigned by recognized statistical rating organizations. In addition, AIGFP’s credit approval process involves pre-set counterparty, country and industry credit exposure limits and, for particularly credit intensive transactions, obtaining approval from AIG’s Credit Risk Committee. The average credit rating of AIGFP’s counterparties as a whole (as measured by AIGFP) is equivalent to AA. The maximum potential loss will increase or decrease during the life of the derivative commitments as a function of maturity and market conditions.

      AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At June 30, 2002 and December 31, 2001, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP’s derivatives portfolio was as follows:

(in millions)

	Net Replacement Value

	Swaps and	Futures and	Total	Total
	Swaptions	Forward Contracts	2002	2001

Counterparty credit quality:
AAA	$5,097	$—	$5,097	$4,388
AA	3,037	50	3,087	3,214
A	2,334	1	2,335	2,498
BBB	793	—	793	784
Below investment grade	14	—	14	23

Total	$11,275	$51	$11,326	$10,907

      At June 30, 2002 and December 31, 2001, the counterparty breakdown by industry with respect to the net replacement value of AIGFP’s derivatives portfolio was as follows:

(in millions)

	Net Replacement Value

	Swaps and	Futures and	Total	Total
	Swaptions	Forward Contracts	2002	2001

Non-U.S. banks	$2,291	$51	$2,342	$2,464
Insured municipalities	701	—	701	638
U.S. industrials	2,545	—	2,545	2,113
Governmental	457	—	457	563
Non-U.S. financial service companies	346	—	346	428
Non-U.S. industrials	1,292	—	1,292	1,289
Special purpose	2,339	—	2,339	1,851
U.S. banks	150	—	150	72
U.S. financial service companies	1,082	—	1,082	1,211
Supranationals	72	—	72	278

Total	$11,275	$51	$11,326	$10,907

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

      Commissions, transaction and other fees for the six months ended June 30, 2002 and 2001 from AIGFP’s operations were $538 million and $519 million, respectively.

      iv)     AIGTG becomes a party to derivative financial instruments in the normal course of its business and to reduce its currency, interest rate and commodity exposures.

      Futures and forward contracts are contracts for delivery of foreign currencies, commodities or financial indices in which the seller/purchaser agrees to make/take delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise as a result of movements in current market prices from contracted prices and the potential inability of counterparties to meet their obligations under the contracts. Options are contracts that allow the holder of the option to purchase or sell the underlying commodity, currency or index at a specified price and within, or at, a specified period of time. Risks arise as a result of movements in current market prices from contracted prices, and the potential inability of the counterparties to meet their obligations under the contracts. As a writer of options, AIGTG generally receives an option premium and then manages the risk of any unfavorable change in the value of the underlying commodity, currency or index. At June 30, 2002, the contractual amount of AIGTG’s futures, forward and option contracts approximated $462.6 billion.

      The following table provides the contractual and notional amounts and credit exposure, if applicable, by maturity and type of derivative of AIGTG’s derivatives portfolio at June 30, 2002 and December 31, 2001. The gross replacement values presented represent the sum of the estimated positive fair values of all of AIGTG’s derivatives contracts at June 30, 2002 and December 31, 2001. These values do not represent the credit risk to AIGTG.

      Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss within a product category. At June 30, 2002, the net replacement value of AIGTG’s futures, forward and option contracts and interest rate and currency swaps approximated $3.24 billion.

(in millions)

	Remaining Life

	One	Two Through	Six Through	After Ten	Total	Total
	Year	Five Years	Ten Years	Years	2002	2001

Contractual amount of futures, forwards and options:
Exchange traded futures and options	$14,267	$3,142	$30	$—	$17,439	$14,977

Forwards	$197,836	$14,256	$1,366	$36	$213,494	$184,102

Over the counter purchased options	$79,854	$12,513	$24,161	$233	$116,761	$138,655

Over the counter sold options(a)	$77,218	$12,723	$24,733	$278	$114,952	$137,661

Notional amount(c):
Interest rate swaps and forward rate agreements	$15,136	$37,701	$7,713	$161	$60,711	$59,683
Currency swaps	2,240	5,441	763	—	8,444	11,092
Swaptions	2,460	8,689	1,457	—	12,606	7,280

Total	$19,836	$51,831	$9,933	$161	$81,761	$78,055

Credit exposure:
Futures, forwards, swaptions and purchased options contracts and interest rate and currency swaps:
Gross replacement value	$7,875	$2,008	$1,958	$157	$11,998	$10,074
Master netting arrangements	(5,087)	(1,493)	(1,543)	(131)	(8,254)	(6,691)
Collateral	(77)	(105)	(293)	(26)	(501)	(330)

Net replacement value(b)	$2,711	$410	$122	$—	$3,243	$3,053

(a)	Sold options obligate AIGTG to buy or sell the underlying item if the option purchaser chooses to exercise. The amounts do not represent credit exposure.

(b)	The net replacement values with respect to exchange traded futures and options, forward contracts and purchased over the counter options are presented as a component of trading assets in the accompanying balance sheet. The net replacement values with respect to interest rate and currency swaps are presented as a component of unrealized gain on interest rate and currency swaps, options and forward transactions in the accompanying balance sheet.

(c)	Notional amount is not representative of either market risk or credit risk.

     AIGTG independently evaluates the creditworthiness of its counterparties, taking into account credit ratings assigned by recognized statistical rating organizations. In addition, AIGTG’s credit approval process involves pre-set counterparty, country and industry credit exposure limits and, for particularly credit intensive transactions, obtaining approval from AIG’s Credit Risk Committee. The maximum potential loss will increase or decrease during the life of the derivative commitments as a function of maturity and market conditions.

      AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At June 30, 2002 and December 31, 2001, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG’s derivatives portfolio were as follows:

(in millions)

	Net Replacement Value

	2002	2001

Counterparty credit quality:
AAA	$624	$391
AA	1,230	1,117
A	837	863
BBB	186	330
Below investment grade	30	130
Not externally rated, including exchange traded futures and options*	336	222

Total	$3,243	$3,053

Counterparty breakdown by industry:
Non-U.S. banks	$953	$1,151
U.S. industrials	469	503
Governmental	101	71
Non-U.S. financial service companies	215	187
Non-U.S. industrials	265	190
U.S. banks	559	353
U.S. financial service companies	345	376
Exchanges*	336	222

Total	$3,243	$3,053

*	Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

     Spot commodities sold but not yet purchased represent obligations of AIGTG to deliver spot commodities at their contracted prices and thereby create a liability to repurchase the spot commodities in the market at prevailing prices.

      AIGTG limits its risks by holding offsetting positions. In addition, AIGTG monitors and controls its risk exposures through various monitoring systems which evaluate AIGTG’s market and credit risks, and through credit approvals and limits. At June 30, 2002, AIGTG did not have a significant concentration of credit risk from either an individual counterparty or group of counterparties.

      AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future obligations and liabilities of AIGFP and AIGTG arising from transactions entered into by AIGFP and AIGTG.

      v)     As a component of its asset and liability management strategy, AIG SunAmerica utilizes swap agreements to match more closely the cash flows of its assets to the cash flows of its liabilities. AIG SunAmerica uses these swap agreements to hedge against the risk of interest rate changes and currency fluctuations. At June 30, 2002 and December 31, 2001, AIG SunAmerica’s swap agreements had an aggregate notional principal amount of $22.15 billion and $17.90 billion, respectively. These agreements mature in various years through 2031.

      For investment purposes, AIG SunAmerica has entered into various total return agreements. As of June 30, 2002, there was no notional amount outstanding with respect to these agreements. AIG guarantees any payment obligations of AIG SunAmerica under such agreements.

      vi)     AGC and certain of its subsidiaries have entered into various interest rate and currency swap agreements, treasury rate lock agreements and options to enter into interest rate swap agreements. AGC uses these agreements to hedge its exposure to interest rate changes and currency rate fluctuations that are associated with investment operations and/or anticipated debt issuances. At June 30, 2002, AGC’s swap agreements with respect to debt had an aggregate notional amount of $800 million, of which $400 million was with AIGFP. There were no treasury rate lock agreements outstanding at June 30, 2002. The impact of AGC’s derivatives on AIG’s results of operations, financial condition and liquidity was insignificant.

      vii)     At June 30, 2002, ILFC had committed to purchase 502 aircraft deliverable from 2002 through 2010 at an estimated aggregate purchase price of $29.3 billion and had options to purchase 49 aircraft deliverable from 2002 through 2008 at an estimated aggregate purchase price of $3.0 billion. ILFC will be required to find customers for any aircraft presently on order and any aircraft to be ordered, and it must arrange financing for portions of the purchase price of such equipment. As of June 30, 2002, ILFC has entered into leases for all aircraft to be delivered in 2002 and 91 percent of aircraft to be delivered in 2003.

      viii)     AIG and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. AIG does not believe that such litigation will have a material effect on its operating results and financial condition. However, the recent trend of increasing jury awards and settlements makes it somewhat more difficult to assess the ultimate outcome of such litigation.

      AIG continues to receive claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (hereinafter collectively referred to as environmental claims) and indemnity claims asserting injuries from asbestos. Estimation of asbestos and environmental claims loss reserves is a difficult process, as these claims, which emanate from policies written in 1984 and prior years, cannot be estimated by conventional reserving techniques. Asbestos and environmental claims development is affected by factors such as inconsistent court resolutions, the broadening of the intent of policies and scope of coverage and increasing number of new claims. AIG and other industry members have and will continue to litigate the broadening judicial interpretation of policy coverage and the liability issues. If the courts continue in the future to expand the intent of the policies and the scope of the coverage, as they have in the past, additional liabilities would emerge for amounts in excess of reserves held. This emergence cannot now be reasonably estimated, but could have a material impact on AIG’s future operating results. The reserves carried for these claims as at June 30, 2002 ($2.14 billion gross; $701 million net) are believed to be adequate as these reserves are based on known facts and current law.

      A summary of reserves and activity for the six months then ended June 30, 2002 and 2001, including estimates for applicable incurred but not reported losses and loss expenses, relating to asbestos and environmental claims separately, is as follows.

(in millions)

	2002		2001

	Gross	Net	Gross	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$1,114	$312	$1,100	$338
Losses and loss expenses incurred	118	72	191	38
Losses and loss expenses paid	(82)	(40)	(174)	(60)

Reserve for losses and loss expenses at end of period	$1,150	$344	$1,117	$316

Environmental:
Reserve for losses and loss expenses at beginning of year	$1,115	$407	$1,345	$517
Losses and loss expenses incurred	(49)	(11)	(30)	(40)
Losses and loss expenses paid	(79)	(39)	(128)	(46)

Reserve for losses and loss expenses at end of period	$987	$357	$1,187	$431

Combined:
Reserve for losses and loss expenses at beginning of year	$2,229	$719	$2,445	$855
Losses and loss expenses incurred	69	61	161	(2)
Losses and loss expenses paid	(161)	(79)	(302)	(106)

Reserve for losses and loss expenses at end of period	$2,137	$701	$2,304	$747

      ix)     SAI Deferred Compensation Holdings, Inc., a wholly-owned subsidiary of AIG, has established a deferred compensation plan for registered representatives of certain AIG subsidiaries, pursuant to which participants have the opportunity to invest deferred commissions and fees on a notional basis. The value of the deferred compensation fluctuates with the value of the deferred investment alternatives chosen. AIG has provided a full and unconditional guarantee of the obligations of SAI Deferred Compensation Holdings, Inc. to pay the deferred compensation under the plan.

j)	Capital Resources:

     At June 30, 2002, AIG had total capital funds of $54.96 billion and total borrowings of $68.87 billion. At that date, $58.59 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

      Total borrowings and borrowings not guaranteed or matched at June 30, 2002 and December 31, 2001 were as follows:

(in millions)

	2002	2001

GIAs — AIGFP	$15,577	$16,392

Commercial Paper:
AGC	2,044	2,468
AGF(a)	4,198	4,853
AIG Funding, Inc. (Funding)	1,876	902
ILFC(a)	3,246	3,494
AIG Finance (Taiwan) Limited(a)	87	107
AIG Credit Card Company (Taiwan)(a)	51	68

Total	11,502	11,892

Medium Term Notes:
AGF(a)	5,014	4,100
ILFC(a)	4,948	4,809
AIG	498	542

Total	10,460	9,451

Notes and Bonds Payable:
ILFC(a)	10,014	7,073
AIGFP	13,947	13,920
AIG	1,592	1,577
AGC	1,541	1,340
AGF(a)	1,997	2,201

Total	29,091	26,111

Loans and Mortgages Payable:
ILFC(a)(b)	314	365
AIG Finance (Hong Kong) Limited(a)	303	290
CFG(a)	895	885
AIG	723	345

Total	2,235	1,885

Total Borrowings	68,865	65,731

Borrowings not guaranteed by AIG	31,067	28,245
Matched GIA borrowings	15,577	16,392
Matched notes and bonds payable — AIGFP	11,947	12,185

	58,591	56,822

Remaining borrowings of AIG	$10,274	$8,909

(a)	AIG does not guarantee these borrowings.
(b)	Capital lease obligations.

     At June 30, 2002, the commercial paper issued and outstanding was as follows:

(dollars in millions)

		Unamortized		Weighted	Weighted
	Net	Discount		Average	Average
	Book	and accrued	Face	Interest	Maturity
	Value	interest	Amount	Rate	In Days

Funding	$1,876	$3	$1,879	1.82	39
ILFC	3,246	7	3,253	1.86	49
AGF	4,198	8	4,206	1.86	40
AGC	2,044	2	2,046	1.76	20
AIGF — Taiwan*	87	1	88	3.98	64
AIGCCC — Taiwan*	51	—	51	3.39	42

Total	$11,502	$21	$11,523	—	—

*	Issued in Taiwan N.T. dollars at prevailing local interest rates.

     The maturity distributions of total borrowings at June 30, 2002 and December 31, 2001 were as follows:

(in millions)

	2002	2001

Short-term borrowings	$20,584	$19,336
Long-term borrowings*	48,281	46,395

Total borrowings	$68,865	$65,731

* Including commercial paper and excluding that portion of long-term debt maturing in less than one year.

     During the first six months of 2002, AIGFP increased the aggregate principal amount outstanding of its notes and bonds payable to $13.95 billion. AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The funds may also be temporarily invested in securities purchased under agreements to resell. (See also the discussions under “Operational Review”, “Liquidity” and “Derivatives” in Management’s Discussion and Analysis.)

      AIG Funding, Inc. (Funding), through the issuance of commercial paper, fulfills the short-term cash requirements of AIG and its non-insurance subsidiaries. Funding intends to continue to meet AIG’s funding requirements through the issuance of commercial paper guaranteed by AIG. This issuance of Funding’s commercial paper is subject to the approval of AIG’s Board of Directors. ILFC and A.I. Credit Corp. (AICCO) as well as AIG Credit Card Company (Taiwan) — (AIGCCC-Taiwan) and AIG Finance (Taiwan) Limited — (AIGF-Taiwan), both consumer finance subsidiaries in Taiwan, AGC and AGF have issued commercial paper for the funding of their own operations. At June 30, 2002, AIG did not guarantee or support the commercial paper of any of its subsidiaries other than Funding and AGC. In early 2001, AICCO ceased issuing commercial paper under its program and the agreement which AIG had provided supporting the commercial paper was terminated; AICCO’s funding requirements are now met through Funding’s program. (See also the discussion under “Derivatives” in Management’s Discussion and Analysis.)

      AIG and Funding were parties to syndicated revolving credit facilities (collectively, the Facility) aggregating $1.5 billion. The Facility consisted of $1.0 billion in short-term revolving credit facilities and a $500 million five year revolving credit facility. The Facility could have been used for general corporate purposes and also to provide backup for AIG’s commercial paper programs administered by Funding. There were no borrowings outstanding under the Facility as of June 30, 2002. Effective July 18, 2002, the Facility was terminated and replaced with a new Facility. The new Facility aggregates to $2.75 billion, consisting of $1.375 billion in a short-term revolving credit facility and $1.375 billion in a five year revolving credit facility.

      AGC and AGF were parties to unsecured committed bank credit facilities aggregating $5.2 billion to support their commercial paper borrowings. There were no borrowings under this facility as of June 30, 2002. AGF had $2.0 billion in aggregate principal amount of debt securities registered and available for issuance at June 30, 2002. AGC used the proceeds from the issuance of notes and bonds for general corporate purposes. AGF uses the proceeds from the issuance of notes and bonds for the funding of its finance receivables. As of November 2001, AIG guaranteed the notes and bonds of AGC. Effective July 18, 2002, the bank credit facilities shared by AGC and AGF aggregating $5.2 billion were terminated. On that date, new unsecured syndicated revolving credit facilities aggregating $3.0 billion were established for AGF. The facilities consist of $1.5 billion in a short-term revolving credit facility and $1.5 billion in a five year revolving credit facility, which support AGF’s commercial paper borrowings. On July 8, 2002, AGC ceased issuing commercial paper under its program. AGC’s funding requirements are now being met through Funding’s program. On August 28, 2002, AGC’s last outstanding direct commercial paper issuance will mature.

      ILFC has entered into committed revolving loans and lines of credit with commercial banks aggregating $2.85 billion to support its commercial paper program. At June 30, 2002, there were no borrowings under these facilities.

      At June 30, 2002, ILFC had increased the aggregate principal amount outstanding of its medium term and term notes to $14.96 billion, a net increase of $3.08 billion, and recorded a net decline in its capital lease obligations of $51 million and a net decrease in its commercial paper of $248 million. On January 28, 2002, ILFC registered $4.0 billion principal amount of debt securities for issuance from time to time. At June 30,

2002, $2.7 billion had been issued. During the second quarter of 2002, ILFC expanded its Euro Medium Term Note Program to $4.0 billion, under which $2.31 billion in notes were sold through June 30, 2002. Notes issued under this program are included in Notes and Bonds Payable in the accompanying table of borrowings.

      ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varied from 5.75 percent to 5.90 percent on these aircraft depending on the delivery date of the aircraft. At June 30, 2002, ILFC had $2.23 billion outstanding under this facility. Borrowings with respect to this facility are included in Notes and Bonds Payable in the accompanying table of borrowings.

      The proceeds of ILFC’s debt financing are primarily used to purchase flight equipment, including progress payments during the construction phase. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. (See also the discussions under “Operational Review” and “Liquidity” in Management’s Discussion and Analysis.)

      AIGFP has established a Euro Medium Term Note Program under which an aggregate principal amount of up to $4.0 billion of notes may be issued. As of June 30, 2002, $1.18 billion of notes had been issued under the program, all of which are currently outstanding. Notes issued under this program are included in Notes and Bonds Payable in the accompanying table of borrowings.

      During the first six months of 2002, AIG issued $4 million principal amount of medium term notes and $48 million of previously issued notes matured. At June 30, 2002, AIG had $640 million in aggregate principal amount of debt securities registered for issuance from time to time.

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

k)	Accounting Standards:

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FASB 142). As of January 1, 2002, AIG adopted FASB 142. FASB 142 requires AIG to discontinue the amortization of goodwill in its consolidated income statement. Amortization expense recorded in AIG’s consolidated statement of income amounted to $76 million pre-tax for the first six months of 2001 and $40 million pre-tax for the second quarter of 2001.

      FASB 142 requires goodwill to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process prescribed in FASB 142, whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. FASB 142 also requires the completion of a transitional impairment test in the year of adoption, with any identified impairments recognized as a cumulative effect of a change in accounting principles. During the second quarter, AIG completed its transitional impairment test for 2002, resulting in no impairment.

      Changes in the carrying amount of goodwill are primarily caused as a result of foreign currency translation adjustments.

l)	Information Provided in Connection with Outstanding Debt of AGC

     The following condensed consolidating financial statements are provided in compliance with Regulation S-X of the Securities and Exchange Commission (the “Commission”).

      AGC is a holding company and a wholly-owned subsidiary of AIG. At June 30, 2002, AGC had commercial paper outstanding as well as notes issued. AIG provides a full and unconditional guarantee of all outstanding debt of AGC.

Condensed Consolidating Balance Sheet

June 30, 2002	American
	International
	Group, Inc.	AGC	Other		Consolidated
	Guarantor	Issuer	Subsidiaries	Eliminations	AIG
(in millions)
Assets:
Invested assets	$1,471	$—	$388,118	$(3,705)	$385,884
Cash	2	1	727	—	730
Carrying value of subsidiaries and partially owned companies, at equity	55,173	12,309	4,723	(71,227)	978
Other assets	2,620	2,771	135,691	(4,280)	136,802

Total Assets	$59,266	$15,081	$529,259	$(79,212)	$524,394

Liabilities:
Insurance liabilities	$330	$—	$276,328	$4	$276,662
Debt	2,090	5,278	64,773	(3,276)	68,865
Other liabilities	1,883	1,095	123,004	(4,222)	121,760

Total Liabilities	4,303	6,373	464,105	(7,494)	467,287

Preferred shareholders’ equity in subsidiary companies	—	—	2,544	(400)	2,144
Total Capital Funds	54,963	8,708	62,610	(71,318)	54,963

Total Liabilities, Preferred Shareholders’ Equity in Subsidiary Companies and Capital Funds	$59,266	$15,081	$529,259	$(79,212)	$524,394

December 31, 2001	American
	International
	Group, Inc.	AGC	Other		Consolidated
	Guarantor	Issuer	Subsidiaries	Eliminations	AIG
(in millions)
Assets:
Invested assets	$1,405	$—	$358,666	$(3,371)	$356,700
Cash	1	1	696	—	698
Carrying value of subsidiaries and partially owned companies, at equity	52,117	12,022	3,509	(66,746)	902
Other assets	2,395	2,799	130,422	(934)	134,682

Total Assets	$55,918	$14,822	$493,293	$(71,051)	$492,982

Liabilities:
Insurance liabilities	$320	$—	$256,219	$—	$256,539
Debt	2,119	5,500	61,048	(2,936)	65,731
Other liabilities	1,329	1,267	114,656	(892)	116,360

Total liabilities	3,768	6,767	431,923	(3,828)	438,630

Preferred shareholders’ equity in subsidiary companies	—	—	2,602	(400)	2,202
Total Capital Funds	52,150	8,055	58,768	(66,823)	52,150

Total Liabilities, Preferred Shareholders’ Equity in Subsidiary Companies and Capital Funds	$55,918	$14,822	$493,293	$(71,051)	$492,982

Condensed Consolidating Statements of Income

Six months ended June 30, 2002	American
	International
	Group, Inc.	AGC	Other		Consolidated
	Guarantor	Issuer	Subsidiaries	Eliminations	AIG
(in millions)
General insurance operating income	$96	$—	$1,773	$—	$1,869
Life insurance operating income	16	—	2,528	—	2,544
Financial services operating income	177	—	839	—	1,016
Retirement savings & asset management operating income	(2)	—	582	—	580
Equity in undistributed net income of consolidated subsidiaries	3,205	365	—	(3,570)	—
Other	297	411	(75)	(916)	(283)
Income taxes (benefits)	8	—	1,756	—	1,764
Minority interest	—	—	(181)	—	(181)
Cumulative effect of accounting changes	—	—	—	—	—

Net income	$3,781	$776	$3,710	$(4,486)	$3,781

Six months ended June 30, 2001	American
	International
	Group, Inc.	AGC	Other		Consolidated
	Guarantor	Issuer	Subsidiaries	Eliminations	AIG
(in millions)
General insurance operating income	$113	$—	$1,748	$—	$1,861
Life insurance operating income	(25)	—	2,446	—	2,421
Financial services operating income	185	—	731	—	916
Retirement savings & asset management operating income	9	—	544	—	553
Equity in undistributed net income of consolidated subsidiaries	2,320	343	—	(2,663)	—
Other	717	(564)	(39)	(1,060)	(946)
Income taxes (benefits)	133	(281)	1,519	—	1,371
Minority interest	—	—	(209)	—	(209)
Cumulative effect of accounting changes	(16)	(49)	10	—	(55)

Net income	$3,170	$11	$3,712	$(3,723)	$3,170

Three months ended June 30, 2002	American
	International
	Group, Inc.	AGC	Other		Consolidated
	Guarantor	Issuer	Subsidiaries	Eliminations	AIG
(in millions)
General insurance operating income	$35	$—	$901	$—	$936
Life insurance operating income	(1)	—	1,218	—	1,217
Financial services operating income	100	—	442	—	542
Retirement savings & asset management operating income	(1)	—	281	—	280
Equity in undistributed net income of consolidated subsidiaries	1,592	151	—	(1,743)	—
Other	85	195	(62)	(426)	(208)
Income taxes (benefits)	9	(15)	878	—	872
Minority interest	—	—	(94)	—	(94)
Cumulative effect of accounting changes	—	—	—	—	—

Net income	$1,801	$361	$1,808	$(2,169)	$1,801

Condensed Consolidating Statements of Income (continued)

Three months ended June 30, 2001	American
	International
	Group, Inc.	AGC	Other		Consolidated
	Guarantor	Issuer	Subsidiaries	Eliminations	AIG
(in millions)
General insurance operating income	$18	$—	$892	$—	$910
Life insurance operating income	(12)	—	1,296	—	1,284
Financial services operating income	97	—	389	—	486
Retirement savings & asset management operating income	—	—	283	—	283
Equity in undistributed net income of consolidated subsidiaries	575	139	—	(714)	—
Other	544	(657)	(186)	(659)	(958)
Income taxes (benefits)	(93)	(255)	893	—	545
Minority interest	—	—	(96)	—	(96)
Cumulative effect of accounting changes	—	(49)	—	—	(49)

Net income	$1,315	$(312)	$1,685	$(1,373)	$1,315

Condensed Consolidating Statements of Cash Flows

Six months ended June 30, 2002	American
	International
	Group, Inc.	AGC	Other	Consolidated
	Guarantor	Issuer	Subsidiaries	AIG
(in millions)
Net cash provided by operating activities	$155	$485	$5,806	$6,446
Cash flows from investing:
Invested assets disposed	(215)	—	63,571	63,356
Invested assets acquired	(66)	—	(85,163)	(85,229)
Other	(19)	(220)	(167)	(406)

Net cash used in investing activities	(300)	(220)	(21,759)	(22,279)

Cash flows from financing activities:
Change in debts	792	(222)	2,548	3,118
Other	(646)	(43)	13,436	12,747

Net cash provided by (used in) financing activities	146	(265)	15,984	15,865

Change in cash	1	—	31	32
Cash at beginning of period	1	1	696	698

Cash at end of period	$2	$1	$727	$730

Six months ended June 30, 2001	American
	International
	Group, Inc.	AGC	Other	Consolidated
	Guarantor	Issuer	Subsidiaries	AIG
(in millions)
Net cash provided by (used in) operating activities	$572	$(528)	$2,274	$2,318
Cash flows from investing:
Invested assets disposed	(299)	—	44,041	43,742
Invested assets acquired	(82)	—	(65,371)	(65,453)
Other	(46)	(111)	(220)	(377)

Net cash used in investing activities	(427)	(111)	(21,550)	(22,088)

Cash flows from financing activities:
Change in debts	232	941	13,092	14,265
Other	(373)	(303)	6,203	5,527

Net cash provided by (used in) financing activities	(141)	638	19,295	19,792

Change in cash	4	(1)	19	22
Cash at beginning of period	1	3	518	522

Cash at end of period	$5	$2	$537	$544

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

Operational Review

Consolidated Results

      AIG’s net income in the first six months of 2002 increased 19.3 percent to $3.78 billion when compared to $3.17 billion in the same period of 2001. Excluding $425 million of acquisition, restructuring and related charges, net of tax incurred in 2001, AIG’s net income in the first six months of 2002 increased 5.2 percent.

      AIG’s operations are conducted principally through four business segments: general insurance, life insurance, financial services and retirement savings & asset management. The following table summarizes the operations of each principal segment for the six month periods ending June 30, 2002 and 2001:

(in millions)

	2002	2001

Revenues:
General insurance(a)	$12,509	$10,829
Life insurance(b)	15,553	14,573
Financial services(c)	3,241	3,095
Retirement savings & asset management(d)	1,736	1,805
Other	(240)	(356)

Total	$32,799	$29,946

Operating income:
General insurance	$1,869	$1,861
Life insurance	2,544	2,421
Financial services	1,016	916
Retirement savings & asset management	580	553
Other	(283)	(946)

Total	$5,726	$4,805

(a)	Represents the sum of net premiums earned, net investment income and realized capital gains (losses).

(b)	Represents the sum of life premium income, net investment income and realized capital gains (losses).

(c)	Represents financial services commissions, transactions and other fees.

(d)	Represents retirement savings & asset management commissions and other fees.

     General Insurance: General insurance operating income increased 0.5 percent in the first six months of 2002 compared to the same period in 2001. Excluding realized capital losses, general insurance operating income increased 12.1 percent, reflecting strong growth in adjusted underwriting profit. The growth in investment income slowed primarily as a result of lower earnings from the private equity portfolio.

      Life Insurance: Life insurance operating income increased 5.1 percent in the first six months of 2002 compared to the same period in 2001. Excluding realized capital gains (losses), life insurance operating income increased 18.1 percent, reflecting operating income growth in each of AIG’s principal life insurance businesses.

      Financial Services: Financial services operating income increased 10.8 percent in the first six months of 2002 compared to the same period in 2001, reflecting the continued growth of each of its principal operations.

      Retirement Savings & Asset Management: Retirement savings & asset management operating income increased 4.9 percent in the first six months of 2002 when compared to the same period in 2001. This growth was principally a result of the operations of The Variable Annuity Life Insurance Company (VALIC).

      Realized Capital Losses: During the first six months of 2002, AIG incurred net realized capital losses of $861 million, including $356 million from WorldCom securities.

      Capital Resources: At June 30, 2002, AIG had total capital funds of $54.96 billion and total borrowings of $68.87 billion. At that date, $58.59 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

      During the period from January 1, 2002 through August 5, 2002, AIG repurchased in the open market 10,148,000 shares of its common stock.

      Liquidity: At June 30, 2002, consolidated invested assets were $393.4 billion including $13.21 billion in cash and short-term investments. Consolidated net cash provided from operating activities in the first six months of 2002 amounted to $6.45 billion.

      Outlook for the Remainder of 2002: Premium rates in the General Insurance business are continuing to strengthen both domestically and in key international markets, along with policy restrictions and exclusions. In the Life Insurance segment, the integration of AGC and its operations is proceeding well.

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

      General insurance operations for the six month periods ending June 30, 2002 and 2001 were as follows:

(in millions)

	2002	2001

Net premiums written:
DBG*	$7,131	$4,987
Transatlantic	1,156	907
Personal Lines	1,533	1,246
Mortgage Guaranty	248	239
Foreign General	3,049	2,541

Total	$13,117	$9,920

Net premiums earned:
DBG*	$6,127	$4,727
Transatlantic	1,108	868
Personal Lines	1,377	1,273
Mortgage Guaranty	247	240
Foreign General	2,507	2,356

Total	$11,366	$9,464

Adjusted underwriting profit (loss):
DBG*	$219	$96
Transatlantic	20	(13)
Personal Lines	25	(38)
Mortgage Guaranty	157	161
Foreign General	305	290

Total	$726	$496

Net investment income
DBG	$824	$895
Transatlantic	126	119
Personal Lines	61	57
Mortgage Guaranty	79	52
Intercompany adjustments and eliminations — net	11	12
Foreign General	324	288

Total	$1,425	$1,423

Operating income before realized capital gains (losses)
DBG*	$1,043	$991
Transatlantic	146	106
Personal Lines	86	19
Mortgage Guaranty	236	213
Intercompany adjustments and eliminations — net	11	12
Foreign General	629	578

Total	2,151	1,919
Realized capital gains (losses)	(282)	(58)

Operating income	$1,869	$1,861

*	Reflects the realignment of certain internal divisions in each year.

General Insurance Results

      During the first six months of 2002, net premiums written and net premiums earned increased 32.2 percent and 20.1 percent, respectively, from those of 2001. During the first six months of 2002, AIG cancelled or non-renewed approximately $372 million of business worldwide that did not meet AIG’s underwriting standards.

      Commencing in the latter part of 1999 and continuing through 2002, the commercial property-casualty market place has experienced rate increases. Virtually all areas of DBG have experienced rate increases. Overall, DBG’s net premiums written increased $2.14 billion or 43.0 percent in the first six months of 2002 over 2001.

      Personal Lines’ net premiums written increased 23.0 percent or $287 million in the first six months of 2002 from 2001, reflecting auto insurance rate increases in many states.

      Foreign General insurance net premiums written increased 20.0 percent and net premiums earned increased 6.4 percent in the first six months of 2002 when compared to the same period of 2001. Foreign General insurance operations produced 23.2 percent of the general insurance net premiums written in the first six months of 2002 and 25.6 percent in 2001.

      In comparing the average foreign currency exchange rates used to translate the results of AIG’s foreign general operations during the first six months of 2002 to those average foreign currency exchange rates used to translate AIG’s foreign general results during the same period of 2001, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, when foreign net premiums written were translated into U.S. dollars for the purposes of the preparation of the consolidated financial statements, total general insurance net premiums written were approximately 2.2 percentage points less than they would have been if translated utilizing those average foreign currency exchange rates which prevailed during that same period of 2001.

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

      The statutory general insurance ratios for the six months ending June 30, 2002 and 2001 were as follows:

	2002	2001

Domestic General:
Loss Ratio	78.19	80.48
Expense Ratio	17.93	17.01

Combined Ratio	96.12	97.49

Foreign General:
Loss Ratio	62.08	58.17
Expense Ratio	27.98	31.78

Combined Ratio	90.06	89.95

Consolidated:
Loss Ratio	74.63	74.92
Expense Ratio	20.27	20.79

Combined Ratio	94.90	95.71

      The adjusted underwriting profit was $726 million for the first six months of 2002 and $496 million for the same period of 2001. This increase resulted from premium rate increases and disciplined underwriting.

      AIG believes that underwriting profit is the true measure of the performance of the core business of a general insurance company.

      Underwriting profit is measured in two ways: statutory underwriting profit and Generally Accepted Accounting Principles (GAAP) underwriting profit.

      Statutory underwriting profit is arrived at by reducing net premiums earned by net losses and loss expenses incurred and net expenses incurred. Statutory accounting differs from GAAP, as statutory accounting requires immediate expense recognition and ignores the matching of revenues and expenses as required by GAAP. That is, for statutory purposes, all expenses, most specifically acquisition expenses, are recognized immediately, not over the same period that the revenues are earned.

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

      AIG did not incur any catastrophe losses in the first six months of 2002. AIG incurred net losses from catastrophes approximating $48 million in the first six months of 2001. AIG’s gross incurred losses from catastrophes approximated $101 million in the first six months of 2001. While AIG believes that it has taken appropriate steps to reduce the magnitude of possible future losses, the occurrence of one or more catastrophic events of unanticipated frequency or severity, such as a terrorist attack, earthquake, or hurricane, that causes insured losses could have a material adverse effect on AIG’s results of operations, liquidity or financial condition. Current tech-

niques and models may not accurately predict in the future the probability of catastrophic events and the extent of the resulting losses. Moreover, one or more catastrophe losses could impact negatively AIG’s reinsurers and result in an inability of AIG to collect reinsurance recoverables. The impact of losses caused by catastrophes can fluctuate widely from period to period, making comparisons of recurring type business more difficult. The pro forma table below excludes catastrophe losses in order to present comparable results of AIG’s recurring core underwriting operations. The pro forma consolidated statutory general insurance ratios for the six months ending June 30, 2002 and 2001 would be as follows:

	2002	2001

Loss Ratio	74.63	74.42
Expense Ratio	20.27	20.79

Combined Ratio	94.90	95.21

      AIG’s historic ability to maintain its combined ratio below 100 is primarily attributable to the profitability of AIG’s foreign general insurance operations and AIG’s emphasis on maintaining its disciplined underwriting, especially in the domestic specialty markets. In addition, AIG does not seek net premium growth where rates do not adequately reflect its assessment of exposures.

      General insurance net investment income in the first six months of 2002 increased 0.2 percent when compared to the same period of 2001. The growth in net investment income in 2002 has slowed significantly primarily as a result of lower earnings from the general insurance private equity portfolio. Also, interest income earned from the general insurance bond portfolio was impacted by lower yields as the proceeds from maturing fixed income securities are reinvested. However, the cash flow resulting from the growth in net premiums written should have positive impact on net investment income in future quarters. (See also the discussion under “Liquidity” herein.)

      General insurance realized capital losses were $282 million and $58 million in the first six months of 2002 and 2001, respectively. These realized capital losses resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities.

      General insurance operating income for the first six months of 2002 increased 0.5 percent to $1.87 billion. The contribution of general insurance operating income to income before income taxes, minority interest and cumulative effect of accounting changes was 32.6 percent during the first six months of 2002 compared to 38.7 percent in the same period of 2001.

Reinsurance

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

      AIG held general reinsurance assets of $28.87 billion at June 30, 2002 as a result of its reinsurance arrangements. Thus, a credit exposure existed at June 30, 2002 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2001, approximately 43 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances were collateralized. The remaining 57 percent of the general reinsurance assets were from authorized reinsurers and over 97 percent of such balances are from reinsurers rated A-(excellent) or better, as rated by A.M. Best. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Through June 30, 2002, these distribution percentages have not changed significantly.

      AIG’s allowance for estimated unrecoverable reinsurance has not changed significantly from December 31, 2001 when AIG had allowances for unrecoverable reinsurance approximating $75 million. At June 30, 2002, AIG had no significant reinsurance recoverables from any individual reinsurer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

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

      At June 30, 2002, the consolidated general reinsurance assets of $28.87 billion include reinsurance recoverables for paid losses and loss expenses of $4.04 billion and $19.26 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently. It is AIG’s belief that the ceded reserves at June 30, 2002 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

Reserves for Losses and Loss Expenses

      At June 30, 2002, general insurance reserves for losses and loss expenses (loss reserves) amounted to $45.66 billion. These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses and amounts of discounting related to certain workers’ compensation claims. At June 30, 2002, general insurance net loss reserves increased $505 million from prior year end to $26.40 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management’s belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses at June 30, 2002. In the future, if the general insurance net loss reserves develop deficiently, as a result of a variety of factors which are increasingly difficult to quantify, such as the litigious nature of our society, the increasing size of jury awards and settlements, and the failure to make progress in tort reform, such deficiency would have an adverse impact on future results of operations.

      In a very broad sense, the general loss reserves can be categorized into two distinct groups, one group being long tail casualty lines of business. Such lines include excess and umbrella liability, directors and officers’ liability, professional liability, medical malpractice, general liability, products’ liability, and related classes. These lines account for approximately one-half of net losses and loss expenses. The other group is short tail lines of business consisting principally of property lines, personal lines and certain classes of casualty lines.

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

Environmental Claims

      AIG continues to receive claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (hereinafter referred to collectively as environmental claims) and indemnity claims asserting injuries from asbestos.

      The vast majority of these asbestos and environmental claims emanate from policies written in 1984 and prior years. AIG continues to maintain specialized toxic tort and environmental claim units, established over a decade ago, which investigate and adjust all such asbestos and environmental claims. Highly rated with respect to claim file handling and case reserving by independent sources, these units utilize a comprehensive ground up, bottom up approach to claim adjusting by thoroughly evaluating each exposure on a claim by claim basis. Commencing in 1985, standard policies contained an absolute exclusion for pollution related damage. However, AIG currently underwrites environmental impairment liability insurance on a claims made basis and excluded such claims from the analyses included herein.

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

      In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims with the same degree of reliability as is the case for other types of claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by the changes in Superfund and waste dump site coverage issues. Although the estimated liabilities for these claims are subject to a significantly greater margin of error than for other claims, the reserves carried for these claims at June 30, 2002 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG’s net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. In the future, if the environmental claims develop deficiently, such deficiency would have an adverse impact on future results of operations. (See the previous discussion on reinsurance collectibility herein.)

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

      A summary of reserves and activity for the six months then ended June 30, 2002 and 2001, including estimates for applicable IBNR, relating to asbestos and environmental claims separately, is as follows:

(in millions)

	2002		2001

	Gross	Net	Gross	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$1,114	$312	$1,100	$338
Losses and loss expenses incurred	118	72	191	38
Losses and loss expenses paid	(82)	(40)	(174)	(60)

Reserve for losses and loss expenses at end of period	$1,150	$344	$1,117	$316

Environmental:
Reserve for losses and loss expenses at beginning of year	$1,115	$407	$1,345	$517
Losses and loss expenses incurred	(49)	(11)	(30)	(40)
Losses and loss expenses paid	(79)	(39)	(128)	(46)

Reserve for losses and loss expenses at end of period	$987	$357	$1,187	$431

Combined:
Reserve for losses and loss expenses at beginning of year	$2,229	$719	$2,445	$855
Losses and loss expenses incurred	69	61	161	(2)
Losses and loss expenses paid	(161)	(79)	(302)	(106)

Reserve for losses and loss expenses at end of period	$2,137	$701	$2,304	$747

      The average cost per claim settled, dismissed or otherwise resolved for the six month periods ended June 30, 2002 and 2001 was as follows:

	2002		2001

	Gross	Net	Gross	Net

Asbestos	$237,000	$115,600	$345,900	$119,300
Environmental	84,800	41,800	51,500	18,500
Combined	126,000	61,800	101,100	35,500

      The gross and net IBNR included in the aforementioned reserve for losses and loss expenses at June 30, 2002 and December 31, 2001 were estimated as follows:

(in millions)

	2002		2001

	Gross	Net	Gross	Net

Combined	$1,018	$276	$1,038	$278

      A summary of asbestos and environmental claims count activity for the six month periods ended June 30, 2002 and 2001 was as follows:

	2002			2001

	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	6,670	9,364	16,034	6,796	11,323	18,119
Claims during year:
Opened	535	989	1,524	481	1,087	1,568
Settled	(72)	(284)	(356)	(77)	(776)	(853)
Dismissed or otherwise resolved	(274)	(648)	(922)	(426)	(1,708)	(2,134)

Claims at end of period	6,859	9,421	16,280	6,774	9,926	16,700

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

      AIG’s survival ratios for involuntary asbestos and environmental claims, separately and combined, were based upon a three year average payment. These ratios at June 30, 2002 and 2001 were as follows:

	2002		2001

	Gross	Net	Gross	Net

Involuntary survival ratios:
Asbestos	3.7	3.4	3.2	3.4
Environmental	17.3	13.5	17.4	16.3
Combined	7.1	6.7	6.6	7.5

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

      Life insurance premium income presented in accordance with GAAP for the six month periods ending June 30, 2002 and 2001 was as follows:

(in millions)

	2002	2001

Premium income:
Domestic	$2,259	$2,588
Foreign	7,684	6,576

Total	$9,943	$9,164

      Life insurance operations presented on a major product basis for the six month periods ending June 30, 2002 and 2001 were as follows:

(in millions)

	2002	2001

Premium income, deposits and other considerations:
Domestic:
Life	$2,209	$2,326
Fixed Annuities, Pension and Investment Products	12,253	10,953
Other	—	157

Total Domestic	14,462	13,436

Foreign:
Life	9,465	7,953
Personal Accident	1,175	989
Group Life/Medical	534	468
Fixed Annuity/Pension	464	358

Total Foreign	11,638	9,768

Total premium income, deposits and other considerations	$26,100	$23,204

Net investment income:
Domestic:
Life	$1,068	$1,044
Fixed Annuities, Pension and Investment Products	2,957	2,672
Other	—	4

Total Domestic	4,025	3,720

Foreign:
Life	1,704	1,504
Personal Accident	67	64
Group Life/Medical	23	23
Fixed Annuity/Pension	136	124
Intercompany Adjustments	(6)	(5)

Total Foreign	1,924	1,710

Total net investment income	$5,949	$5,430

Operating income before realized capital gains (losses):
Domestic:
Life	$588	$525
Fixed Annuities, Pension and Investment Products	720	632
Other	—	4

Total Domestic	1,308	1,161

Foreign:
Life	1,190	943
Personal Accident	313	275
Group Life/Medical	59	53
Fixed Annuity/Pension	19	15
Intercompany Adjustments	(6)	(5)

Total Foreign	1,575	1,281

Total operating income before realized capital gains (losses)	2,883	2,442
Realized capital gains (losses)	(339)	(21)

Total operating income	$2,544	$2,421

Life insurance in-force:*
Domestic	$548,149	$517,067
Foreign	730,447	711,434

Total	$1,278,596	$1,228,501

*	Amounts presented were as at June 30, 2002 and December 31, 2001.

Life Insurance Results

      Life insurance operating income increased 5.1 percent to $2.54 billion during the first six months of 2002 when compared to the same period last year. The contribution of life insurance operating income to income before income taxes, minority interest and cumulative effect of accounting changes amounted to 44.4 percent during the first six months of 2002 compared to 50.4 percent in the same period of 2001.

      AIG’s GAAP life premium income during the first six months of 2002 represented a 8.5 percent increase from the same period in 2001. Foreign life operations produced 77.3 percent and 71.8 percent of the GAAP life premium income in 2002 and 2001, respectively.

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

      Since AIG purchased AIG Star Life, a part of income earned by AIG Star Life has resulted from surrender charges earned on policies that were either surrendered or lapsed. This favorable impact on operating income was anticipated when AIG took control. As these surrenders diminish in subsequent periods, operating income from that source will also be impacted. The majority of AIG Star Life’s future income is expected to be related to continuing premiums paid on renewal business, and new business to be generated from a growing agency force.

      As previously discussed, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, for the first six months of 2002, when foreign life premium income was translated into U.S. dollars for purposes of the preparation of the consolidated financial statements, total life premium income was approximately 4.0 percentage points less than it would have been if translated utilizing average exchange rates prevailing in 2001.

      Life insurance net investment income increased 9.6 percent during the first six months of 2002. The growth in net investment income was primarily attributable to both foreign and domestic new cash flow for investment. The new cash flow was generated from life insurance operations and included the compounding of previously earned and reinvested net investment income. (See also the discussion under “Liquidity” herein.)

      Life insurance realized capital losses for the first six months were $339 million in 2002 and $21 million in 2001. These realized capital losses resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities, redemptions of fixed maturities and incurred losses from WorldCom securities.

Underwriting and Investment Risk

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

      Financial services operations for the six month periods ending June 30, 2002, and 2001 were as follows:

(in millions)

	2002	2001

Revenues:
ILFC(a)	$1,367	$1,278
AIGFP(b)	538	519
Consumer Finance(c)	1,227	1,250
Other	109	48

Total	$3,241	$3,095

Operating income:
ILFC	381	344
AIGFP	356	354
Consumer Finance	265	233
Other, including intercompany adjustments	14	(15)

Total	$1,016	$916

(a)	Revenues were primarily from aircraft lease rentals.

(b)	Revenues were primarily fees from proprietary positions entered into in connection with counterparty transactions.

(c)	Revenues were primarily finance charges.

Financial Services Results

      Financial services operating income increased 10.8 percent in the first six months of 2002 over the same period of 2001. Financial services operating income represented 17.7 percent of AIG’s income before income taxes and minority interest in the first six months of 2002. This compares to 19.1 percent in the same period of 2001.

      ILFC generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in the first six months of 2002 increased 6.9 percent from the same period of 2001. The revenue growth resulted primarily from the increase in flight equipment under operating lease and the increase in the relative cost of the leased fleet. Approximately 20 percent of ILFC’s operating lease revenues are derived from U.S. and Canadian airlines. During the first six months of 2002, operating income increased 10.7 percent from the same period of 2001. ILFC finances its purchases of aircraft primarily through the issuance of a variety of debt instruments. The composite borrowing rates at the end of the first six months of 2002 and 2001 were 5.03 percent and 5.49 percent, respectively. (See also the discussions under “Capital Resources” and “Liquidity” herein and Note (e) of Notes to Financial Statements.)

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

      AIGFP participates in the derivatives dealer market conducting, primarily as principal, an interest rate, currency, equity and credit derivative products business. AIGFP also enters into structured transactions including long-dated forward foreign exchange contracts, option transactions, liquidity facilities and investment agreements and invests in a diversified portfolio of securities. AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than from speculative transactions. Revenues in the first six months of 2002 increased 3.6 percent from the same period of 2001. During the first six months of 2002, operating income increased 0.7 percent from the same period of 2001. As AIGFP is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. (See also the discussions under “Capital Resources,” “Liquidity” and “Derivatives” herein and Note (e) of Notes to Financial Statements.)

      Consumer Finance operations are comprised of AGF, which derives a substantial portion of its revenues from finance charges assessed on outstanding mortgages and finance receivables from the sub-prime market, and CFG, which is engaged in developing a multi-product consumer finance business with an emphasis on emerging markets. Although Consumer Finance revenues decreased 1.9 percent in the first six months of 2002 from the same period in 2001, operating income increased 14.0 percent compared to the 2001 period. The decline in revenues was the result of lower yields on the finance receivables, but borrowing costs also declined significantly and spreads, and therefore profits, increased as a result.

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

      AIG’s principal retirement savings & asset management operations are conducted through SunAmerica Asset Management Corp. (SAAMCo), VALIC, AIG Global Investment Group, Inc. and its subsidiaries (Global Investment) and AIG Capital Partners, Inc. (Cap Part-

ners). SAAMCo develops and sells variable annuities and other investment products, sells and manages mutual funds and provides financial services. VALIC provides tax qualified annuities to the employees of educational, healthcare and governmental entities. Global Investment manages third-party institutional, retail and private equity funds invested assets on a global basis, and provides custodial services. Cap Partners organizes, and manages the invested assets of institutional investment funds and may also invest in such funds. Each of these subsidiary operations receives fees for investment products and services provided.

      Retirement savings & asset management operations for the six month periods ending June 30, 2002 and 2001 were as follows:

(in millions)

	2002	2001

Revenues:
VALIC	$1,067	$1,063
SAAMCo	306	345
Other*	363	397

Total	$1,736	$1,805

Operating Income:
VALIC	$411	$334
SAAMCo	50	122
Other*	119	97

Total	$580	$553

*	Includes Global Investment, Cap Partners, John McStay Investment Counsel and certain overseas variable annuity operations.

Retirement Savings & Asset Management Results

      Retirement savings & asset management operating income in the first six months of 2002 increased 4.9 percent when compared to the same period of 2001.

      Retirement savings & asset management operating income represented 10.1 percent of AIG’s income before income taxes and minority interest in the first six months of 2002. This compares to 11.5 percent in the same period of 2001.

      At June 30, 2002, AIG’s third party assets under management, including both retail mutual funds and institutional accounts, approximated $40 billion.

Other Operations

Other realized capital losses amounted to $240 million, and $356 million in the first six months of 2002 and 2001, respectively.

      Other income (deductions)-net includes income generated by the investment of capital held by AIG SunAmerica Inc. outside of its life insurance subsidiaries, AIG’s equity in certain minor majority-owned subsidiaries and certain partially-owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In the first six months of 2002, other income (deductions) — net amounted to $(43) million. In the same period of 2001, other income (deductions) — net amounted to $64 million. This decline was primarily the result of weaker performance of AIG SunAmerica Inc.’s investments in partnerships and private equities.

      Acquisition, restructuring and related charges of $654 million for the first six months of 2001 represented amounts paid by AGC in connection with the termination of AGC’s merger with Prudential plc.

      Income before income taxes, minority interest and cumulative effect of accounting changes amounted to $5.73 billion in the first six months of 2002 compared to $4.81 billion in the same period of 2001.

      In the first six months of 2002, AIG recorded a provision for income taxes of $1.76 billion compared to the provision of $1.37 billion in the same period of 2001. These provisions represent effective tax rates of 30.8 percent in the first six months of 2002, and 28.5 percent in the same period of 2001.

      Minority interest represents minority shareholders’ equity in income of certain majority-owned consolidated subsidiaries. Minority interest amounted to $181 million and $209 million in the first six months of 2002 and 2001, respectively.

      Income before the cumulative effect of accounting changes amounted to $3.78 billion in the first six months of 2002 and $3.23 billion in the same period of 2001.

      Net income amounted to $3.78 billion in the first six months of 2002 and $3.17 billion in the same period of 2001. The increases in net income over the periods resulted from those factors described above.

Capital Resources

At June 30, 2002, AIG had total capital funds of $54.96 billion and total borrowings of $68.87 billion. At that date, $58.59 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

Borrowings

      Total borrowings and borrowings not guaranteed or matched at June 30, 2002 and December 31, 2001 were as follows:

(in millions)

	2002	2001

GIAs — AIGFP	$15,577	$16,392

Commercial Paper:
AGC	2,044	2,468
AGF(a)	4,198	4,853
AIG Funding, Inc. (Funding)	1,876	902
ILFC(a)	3,246	3,494
AIG Finance (Taiwan) Limited(a)	87	107
AIG Credit Card Company (Taiwan)(a)	51	68

Total	11,502	11,892

Medium Term Notes:
AGF(a)	5,014	4,100
ILFC(a)	4,948	4,809
AIG	498	542

Total	10,460	9,451

Notes and Bonds Payable:
ILFC(a)	10,014	7,073
AIGFP	13,947	13,920
AIG	1,592	1,577
AGC	1,541	1,340
AGF(a)	1,997	2,201

Total	29,091	26,111

Loans and Mortgages Payable:
ILFC(a)(b)	314	365
AIG Finance (Hong Kong) Limited(a)	303	290
CFG(a)	895	885
AIG	723	345

Total	2,235	1,885

Total Borrowings	68,865	65,731

Borrowings not guaranteed by AIG	31,067	28,245
Matched GIA borrowings	15,577	16,392
Matched notes and bonds payable — AIGFP	11,947	12,185

	58,591	56,822

Remaining borrowings of AIG	$10,274	$8,909

(a)	AIG does not guarantee these borrowings.
(b)	Capital lease obligations.

     At June 30, 2002, the commercial paper issued and outstanding was as follows:

(dollars in millions)

		Unamortized		Weighted	Weighted
	Net	Discount		Average	Average
	Book	and accrued	Face	Interest	Maturity
	Value	interest	Amount	Rate	In Days

Funding	$1,876	$3	$1,879	1.82	39
ILFC	3,246	7	3,253	1.86	49
AGF	4,198	8	4,206	1.86	40
AGC	2,044	2	2,046	1.76	20
AIGF — Taiwan*	87	1	88	3.98	64
AIGCCC — Taiwan*	51	—	51	3.39	42

Total	$11,502	$21	$11,523	—	—

*	Issued in Taiwan N.T. dollars at prevailing local interest rates.

     The maturity distributions of total borrowings at June 30, 2002 and December 31, 2001 were as follows:

(in millions)

	2002	2001

Short-term borrowings	$20,584	$19,336
Long-term borrowings*	48,281	46,395

Total borrowings	$68,865	$65,731

*	Including commercial paper and excluding that portion of long-term debt maturing in less than one year.

     During the first six months of 2002, AIGFP increased the aggregate principal amount outstanding of its notes and bonds payable to $13.95 billion. AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The funds may also be temporarily invested in securities purchased under agreements to resell. (See also the discussions under “Operational Review”, “Liquidity” and “Derivatives” herein.)

      AIG Funding, Inc. (Funding), through the issuance of commercial paper, fulfills the short-term cash requirements of AIG and its non-insurance subsidiaries. Funding intends to continue to meet AIG’s funding requirements through the issuance of commercial paper guaranteed by AIG. This issuance of Funding’s commercial paper is subject to the approval of AIG’s Board of Directors. ILFC and A.I. Credit Corp. (AICCO) as well as AIG Credit Card Company (Taiwan) — (AIGCCC-Taiwan) and AIG Finance (Taiwan) Limited — (AIGF-Taiwan), both consumer finance subsidiaries in Taiwan, AGC and AGF have issued commercial paper for the funding of their own operations. At June 30, 2002, AIG did not guarantee or support the commercial paper of any of its subsidiaries other than

Funding and AGC. In early 2001, AICCO ceased issuing commercial paper under its program and the agreement which AIG had provided supporting the commercial paper was terminated; AICCO’s funding requirements are now met through Funding’s program. (See also the discussion under “Derivatives” herein.)

      AIG and Funding were parties to syndicated revolving credit facilities (collectively, the Facility) aggregating $1.5 billion. The Facility consisted of $1.0 billion in short-term revolving credit facilities and a $500 million five year revolving credit facility. The Facility could have been used for general corporate purposes and also to provide backup for AIG’s commercial paper programs administered by Funding. There were no borrowings outstanding under the Facility as of June 30, 2002. Effective July 18, 2002, the Facility was terminated and replaced with a new Facility. The new Facility aggregates to $2.75 billion, consisting of $1.375 billion in a short-term revolving credit facility and $1.375 billion in a five year revolving credit facility.

      AGC and AGF were parties to unsecured committed bank credit facilities aggregating $5.2 billion to support their commercial paper borrowings. There were no borrowings under this facility as of June 30, 2002. AGF had $2.0 billion in aggregate principal amount of debt securities registered and available for issuance at June 30, 2002. AGC used the proceeds from the issuance of notes and bonds for general corporate purposes. AGF uses the proceeds from the issuance of notes and bonds for the funding of its finance receivables. As of November 2001, AIG guaranteed the notes and bonds of AGC. Effective July 18, 2002, the bank credit facilities shared by AGC and AGF aggregating $5.2 billion were terminated. On that date, new unsecured syndicated revolving credit facilities aggregating $3.0 billion were established for AGF. The facilities consist of $1.5 billion in a short-term revolving credit facility and $1.5 billion in a five year revolving credit facility, which support AGF’s commercial paper borrowings. On July 8, 2002, AGC ceased issuing commercial paper under its program. AGC’s funding requirements are now being met through Funding’s program. On August 28, 2002, AGC’s last outstanding direct commercial paper issuance will mature.

      ILFC has entered into committed revolving loans and lines of credit with commercial banks aggregating $2.85 billion to support its commercial paper program. At June 30, 2002, there were no borrowings under these facilities.

      At June 30, 2002, ILFC had increased the aggregate principal amount outstanding of its medium term and term notes to $14.96 billion, a net increase of $3.08 billion, and recorded a net decline in its capital lease obligations of $51 million and a net decrease in its commercial paper of $248 million. On January 28, 2002, ILFC registered $4.0 billion principal amount of debt securities for issuance from time to time. At June 30, 2002, $2.7 billion had been issued. During the second quarter of 2002, ILFC expanded its Euro Medium Term Note Program to $4.0 billion, under which $2.31 billion in notes were sold through June 30, 2002. Notes issued under this program are included in Notes and Bonds Payable in the accompanying table of borrowings.

      ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varied from 5.75 percent to 5.90 percent on these aircraft depending on the delivery date of the aircraft. At June 30, 2002, ILFC had $2.23 billion outstanding under this facility. Borrowings with respect to this facility are included in Notes and Bonds Payable in the accompanying table of borrowings.

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

      AIGFP has established a Euro Medium Term Note Program under which an aggregate principal amount of up to $4.0 billion of notes may be issued. As of June 30, 2002, $1.18 billion of notes had been issued under the program, all of which are currently outstanding. Notes issued under this program are included in Notes and Bonds Payable in the accompanying table of borrowings.

      During the first six months of 2002, AIG issued $4 million principal amount of medium term notes and $48 million of previously issued notes matured. At June 30, 2002, AIG had $640 million in aggre-

gate principal amount of debt securities registered for issuance from time to time.

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

Capital Funds

      AIG’s capital funds increased $2.81 billion during the first six months of 2002. Unrealized appreciation of investments, net of taxes increased $2 million. During the first six months of 2002, the cumulative translation adjustment loss, net of taxes, increased $295 million. The change from period to period with respect to the unrealized appreciation of investments, net of taxes was primarily impacted by the increase in domestic interest rates. The 2001 transfer of bonds in the held to maturity, at amortized cost category to the bonds available for sale, at market value category in accordance with the transition provisions of FASB 133 resulted in a gain of $339 million recorded in the statement of comprehensive income as a cumulative effect of an accounting change adjustment. (See also the discussion under “Operational Review” and “Liquidity” herein.) The 2001 capital funds included a cumulative effect of an accounting change adjustment gain of $150 million. During the first six months of 2002, there was a loss of $16 million, net of taxes, relating to derivative contracts designated as cash flow hedging instruments. (See also the discussion under Notes to Financial Statements and the Consolidated Statement of Comprehensive Income.) During the first six months of 2002, retained earnings increased $3.56 billion, resulting from net income less dividends.

Stock Repurchase

      During the period from January 2002 through August 5, 2002, AIG repurchased in the open market 10,148,000 shares of its common stock. AIG intends to continue to buy its common shares in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans.

Dividends from Insurance Subsidiaries

      Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At June 30, 2002, there were no significant statutory or regulatory issues which would impair AIG’s financial condition, results of operations or liquidity. To AIG’s knowledge, no AIG company is on any regulatory or similar “watch list”. (See also the discussion under “Liquidity” herein.)

Regulation and Supervision

      AIG’s insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and jurisdictions in which they do business. The National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company’s statutory surplus to the risk inherent in its overall operations. At June 30, 2002, the adjusted capital of each of AIG’s domestic general companies and of each of AIG’s domestic life companies exceeded each of their RBC standards by considerable margins. Federal, state or local legislation may affect AIG’s ability to operate and expand its various financial services businesses and changes in the current laws, regulations or interpretations thereof may have a material adverse effect on these businesses.

      A substantial portion of AIG’s general insurance business and a majority of its life insurance business are conducted in foreign countries. The degree of regulation and supervision in foreign jurisdictions varies from minimal in some to stringent in others. Generally, AIG, as well as the underwriting companies operating in such jurisdictions, must satisfy local regulatory requirements. Licenses issued by foreign authorities to AIG subsidiaries are subject to modification and revocation. Thus, AIG’s insurance subsidiaries could be prevented from con-

ducting future business in certain of the jurisdictions where they currently operate. AIG’s international operations include operations in various developing nations. Both current and future foreign operations could be adversely affected by unfavorable political developments up to and including nationalization of AIG’s operations without compensation. Adverse effects resulting from any one country may impact AIG’s results of operations, liquidity and financial condition depending on the magnitude of the event and AIG’s net financial exposure at that time in that country.

Contractual Obligations and Other Commercial Commitments

The maturity schedule of AIG’s most significant contractual obligations at June 30, 2002 is presented in the following table:

(in millions)

	Payments due by Period

			2003	2005	Remaining
			through	through	years after
June 30, 2002	Total	2002	2004	2006	2006

Borrowings*	$57,363	$20,584	$15,158	$7,649	$13,972
Unconditional Obligations to Purchase Aircraft	29,325	1,657	7,778	9,778	10,112
Other Long-Term Obligations:
ILFC	1,133	280	853	—	—

Total	$87,821	$22,521	$23,789	$17,427	$24,084

*	Excludes commercial paper and includes ILFC’s capital lease obligations.

The maturity schedule of AIG’s most significant Other Commercial Commitments at June 30, 2002 is presented in the following table:

(in millions)

	Amount of Commitment Expiration

	Total	Less
	Amounts	than 1	1-3	4-5	After 5
June 30, 2002	Committed	year	years	years	years

Letters of Credit:
AIGFP	$829	$2	$23	$71	$733
Guarantees:
AIG SunAmerica	3,671	—	1,031	104	2,536
Other Commercial Commitments:
AIGFP(a)	4,285	6	28	45	4,206
ILFC(b)	3,636	—	1,184	1,434	1,018
AIG SunAmerica	1,437	27	522	888	—

Total	$13,858	$35	$2,788	$2,542	$8,493

(a)	Primarily liquidity facilities provided in connection with certain municipal swap transactions.
(b)	Primarily in connection with aircraft acquisitions.

Special Purpose Vehicles

AIG uses special purposes vehicles (SPVs) primarily in connection with certain guaranteed investment contract programs (“GIC Programs”) written by its life insurance subsidiaries, certain products provided by AIGFP, and certain invested asset and asset management activities.

In the GIC Programs, AIG’s life insurance subsidiaries (principally SunAmerica Life Insurance Company) provide guaranteed investment contracts (GICs) to SPVs which are not controlled by AIG. The SPVs issue notes or bonds which are sold to third party institutional investors. Neither AIG nor the insurance company issuing the GICs has any obligation to the investors in the notes or bonds. The proceeds from the SPVs’ issuance of securities are used to invest in the GICs. The insurance company subsidiaries use these proceeds to invest in a diversified portfolio of securities, primarily investment grade bonds (see also the discussion under “Liquidity: Insurance Invested Assets”). Both the assets and the liabilities of the insurance companies arising from these GIC Programs are presented in AIG’s consolidated balance sheet. Thus, at June 30, 2002, approximately $27 billion of policyholders’ contract deposits represented liabilities from issuances of GICs included in these GIC Programs, offset by the proceeds from the issuances included as insurance invested assets.

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

AIG provides investment management services to certain SPVs. AIG receives management fees for these services and may take a minority ownership interest in these SPVs, which interests are then included as investments in AIG’s consolidated balance sheet. AIG services may be terminated with or without cause.

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

      At June 30, 2002, AIG’s consolidated invested assets included $13.21 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first six months of 2002 amounted to $6.45 billion.

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

      The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG’s insurance operations generated approximately $21.2 billion in pre-tax cash flow during the first six months of 2002. Cash flow includes periodic premium collections, including policyholders’ contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits, acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG’s insurance investment operations generated approximately $6.5 billion in investment income cash flow during the first six months of 2002. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains net of realized capital losses.

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

      In addition to the combined insurance pre-tax operating cash flow, AIG’s insurance operations held $12.14 billion in cash and short-term investments at June 30, 2002. The aforementioned operating cash flow and the cash and short-term balances held provided AIG’s insurance operations with a significant amount of liquidity.

      This liquidity is available, among other things, to purchase predominantly high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $51 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $69 billion of fixed income securities and marketable equity securities during the first six months of 2002.

Invested Assets

      The following table is a summary of AIG’s invested assets by significant segment, including investment income due and accrued of $3.96 billion and $3.68 billion and real estate of $2.80 billion and $2.65 billion, respectively, at June 30, 2002 and December 31, 2001:

(dollars in millions)

	June 30, 2002		December 31, 2001

	Invested	Percent	Invested	Percent
	Assets	of Total	Assets	of Total

General insurance	$45,904	11.7%	$43,159	11.9%
Life insurance	237,228	60.3	212,903	58.5
Financial services	106,168	27.0	103,944	28.6
Other	4,073	1.0	3,722	1.0

Total	$393,373	100.0%	$363,728	100.0%

Insurance Invested Assets

      The following tables summarize the composition of AIG’s insurance invested assets by insurance segment, including investment income due and accrued and real estate, at June 30, 2002 and December 31, 2001:

(dollars in millions)

					Percent Distribution
	General	Life		Percent
June 30, 2002	Insurance	Insurance	Total	of Total	Domestic	Foreign

Fixed maturities:
Available for sale, at market value(a)	$31,586	$185,639	$217,225	76.7%	69.0%	31.0%
Equity securities, at market value(b)	4,689	3,354	8,043	2.8	50.2	49.8
Mortgage loans on real estate, policy and collateral loans	48	17,598	17,646	6.2	71.4	28.6
Short-term investments, including time deposits, and cash	1,728	10,408	12,136	4.3	72.2	27.8
Real estate	441	2,230	2,671	1.0	19.2	80.8
Investment income due and accrued	680	3,176	3,856	1.4	65.0	35.0
Other invested assets	6,732	14,823	21,555	7.6	78.6	21.4

Total	$45,904	$237,228	$283,132	100.0%	69.0%	31.0%

(a)	Includes $963 million of bond trading securities, at market value.
(b)	Includes $1.62 billion of non-redeemable preferred stocks, at market value.

(dollars in millions)

					Percent Distribution
	General	Life		Percent
December 31, 2001	Insurance	Insurance	Total	of Total	Domestic	Foreign

Fixed maturities:
Available for sale, at market value(a)	$29,602	$169,750	$199,352	77.8%	68.8%	31.2%
Equity securities, at market value(b)	4,568	3,139	7,707	3.0	53.9	46.1
Mortgage loans on real estate, policy and collateral loans	58	17,101	17,159	6.7	71.4	28.6
Short-term investments, including time deposits, and cash	1,652	5,520	7,172	2.8	49.6	50.4
Real estate	410	2,106	2,516	1.0	21.5	78.5
Investment income due and accrued	573	3,002	3,575	1.4	63.9	36.1
Other invested assets	6,296	12,285	18,581	7.3	78.4	21.6

Total	$43,159	$212,903	$256,062	100.0%	68.2%	31.8%

(a)	Includes $842 million of bond trading securities, at market value.
(b)	Includes $1.72 billion of non-redeemable preferred stocks, at market value.

     Generally, insurance regulations restrict the types of assets in which an insurance company may invest.

Fixed Maturity Investments

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

Credit Quality

      At June 30, 2002, approximately 69 percent of the fixed maturities investments were domestic securities. Approximately 31 percent of such domestic securities were rated AAA. Approximately 8 percent were below investment grade or not rated.

      A significant portion of the foreign insurance fixed income portfolio is rated by Moody’s, Standard & Poor’s (S&P) or similar foreign services. Similar credit quality rating services are not availa-

ble in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At June 30, 2002, approximately 12 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG’s internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 13 percent were below investment grade or not rated at that date. A large portion of the foreign insurance fixed income portfolio are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

      Any fixed income security may be subject to downgrade for a variety of reasons subsequent to any balance sheet date.

Equity Investments

      AIG invests in equities for various reasons, including diversifying its overall exposure to interest rate risk. Equity securities are subject to declines in fair value. Such declines in fair value are presented in unrealized appreciation or depreciation of investments, net of taxes as a component of comprehensive income.

      Where declines in value of fixed income and equity securities below amortized cost or cost are considered to be other than temporary, a charge is reflected in income for the difference between amortized cost or cost and estimated net realizable value.

Mortgage Investments

      Mortgage loans on real estate, policy and collateral loans comprised 6.2 percent of AIG’s insurance invested assets at June 30, 2002. AIG’s insurance operations’ holdings of real estate mortgages amounted to $11.08 billion of which 86.0 percent was domestic. At June 30, 2002, only a nominal amount were in default. It is AIG’s practice to maintain a maximum loan to value ratio of 75 percent at loan origination. At June 30, 2002, AIG’s insurance holdings of collateral loans amounted to $602 million, all of which were foreign. It is AIG’s strategy to enter into mortgage and collateral loans as an adjunct primarily to life insurance fixed maturity investments. AIG’s policy loans increased from $5.79 billion at December 31, 2001 to $5.97 billion at June 30, 2002.

Short-term Investments

      Short-term investments represent amounts invested in various internal and external money market funds, time deposits and cash held.

Real Estate Investments

      AIG’s real estate investment properties are primarily occupied by AIG’s various operations. The current market value of these properties considerably exceeds their carrying value.

Other Investments

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

Managing Market Risk

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

      AIG calculated the VaR with respect to the net fair value of each of AIG’s insurance segments as of June 30, 2002 and December 31, 2001. AIG uses the historical simulation methodology which entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was re-priced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period was assumed in computing the VaR figure.

      The following table presents the VaR on a combined basis and of each component of market risk for each of AIG’s insurance segments as of June 30, 2002 and December 31, 2001. VaR with respect to combined operations cannot be derived by aggregating the individual risk or segment amounts presented herein.

(in millions)

	General Insurance		Life Insurance

Market Risk	2002	2001	2002	2001

Combined	$794	$779	$1,958	$1,804
Interest rate	401	425	1,874	1,631
Currency	54	34	122	134
Equity	774	710	731	627

      The following table presents the average, high and low VaRs on a combined basis and of each component of market risk for each of AIG’s insurance segments as of June 30, 2002 and December 31, 2001.

(in millions)

	2002			2001

	Average	High	Low	Average	High	Low

General Insurance
Market Risk
Combined	$812	$863	$779	$797	$837	$744
Interest rate	408	425	399	449	464	425
Currency	42	54	34	46	59	34
Equity	768	822	710	741	812	603
Life Insurance
Market Risk
Combined	$1,868	$1,958	$1,804	$1,572	$1,804	$1,354
Interest rate	1,740	1,874	1,631	1,512	1,631	1,364
Currency	121	134	108	216	373	134
Equity	675	731	627	430	627	332

Financial Services Invested Assets

      The following table is a summary of the composition of AIG’s financial services invested assets at June 30, 2002 and December 31, 2001. (See also the discussions under “Operational Review: Financial Services Operations”, “Operational Review: Retirement Savings & Asset Management Operations”, “Capital Resources” and “Derivatives” herein.)

(dollars in millions)

	2002		2001

	Invested	Percent	Invested	Percent
	Assets	of Total	Assets	of Total

Flight equipment primarily under operating leases, net of accumulated depreciation	$25,592	24.1%	$22,710	21.9%
Finance receivables, net of allowance	13,955	13.1	13,955	13.4
Unrealized gain on interest rate and currency swaps, options and forward transactions	11,775	11.1	11,493	11.1
Securities available for sale, at market value	16,030	15.1	17,801	17.1
Trading securities, at market value	6,643	6.3	5,733	5.5
Securities purchased under agreements to resell, at contract value	22,009	20.7	21,638	20.8
Trading assets	5,306	5.0	6,234	6.0
Spot commodities, at market value	408	0.4	352	0.3
Other, including short-term investments	4,450	4.2	4,028	3.9

Total	$106,168	100.0%	$103,944	100.0%

      As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC’s debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During the first six months of 2002, ILFC acquired flight equipment costing $3.38 billion. (See also the discussion under “Operational Review: Financial Services Operations” and “Capital Resources” herein.)

      ILFC is exposed to market risk and the risk of loss of fair value resulting from adverse fluctuations in interest rates. As of June 30, 2002 and December 31, 2001, AIG statistically measured the aforementioned loss of fair value through the application of a VaR model. In this analysis, the net fair value of ILFC was determined using the financial instrument assets which included the tax adjusted future flight equipment lease revenue and the financial instrument liabilities which included the future servicing of the current debt. The estimated impact of the current derivative positions was also taken into account.

      AIG calculated the VaR with respect to the net fair value of ILFC using the historical simulation methodology, as previously described. As of June 30, 2002 and December 31, 2001, the VaR with respect to the aforementioned net fair value of

ILFC was approximately $43 million and $10 million, respectively.

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

      Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At June 30, 2002, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $182 million of these securities. There were no securities deemed below investment grade at June 30, 2002. There have been no significant downgrades through August 1, 2002. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

      AIGFP is exposed to credit risk. If its securities available for sale portfolio were to suffer significant default and the collateral held declined significantly in value with no replacement, AIGFP could have a liquidity strain. AIG guarantees AIGFP’s debt and, as a result, is responsible for all of AIGFP’s obligations.

      AIGTG conducts, as principal, market making and trading activities in foreign exchange and commodities, primarily precious and base metals. AIGTG owns inventories in the commodities in which it trades and may reduce the exposure to market risk through the use of swaps, forwards, futures and option contracts. AIGTG uses derivatives to manage the economic exposure of its various trading positions and transactions from adverse movements of interest rates, foreign currency exchange rates and commodity prices. AIGTG supports its trading activities largely through trading liabilities, unrealized losses on swaps, short-term borrowings, securities sold under agreements to repurchase and securities and commodities sold but not yet purchased. (See also the discussions under “Capital Resources” and “Derivatives” herein.)

      The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at June 30, 2002 were as follows:

(in millions)

	Gross	Gross
	Unrealized	Unrealized
	Gains	Losses

Securities available for sale, at market value	$1,508	$1,503
Unrealized gain/loss on interest rate and currency swaps, options and forward transactions(a)(b)	11,775	9,385
Trading assets	10,380	8,444
Spot commodities, at market value	—	4
Trading liabilities	—	1,921
Securities and spot commodities sold but not yet purchased, at market value	134	—

(a)These amounts are also presented as the respective balance sheet amounts.

(b)At June 30, 2002, AIGTG’s replacement values with respect to interest rate and currency swaps were $334 million.

     AIGFP’s interest rate and currency risks on securities available for sale, at market, are managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At June 30, 2002 the unrealized gains and losses remaining after the benefit of the offsets were $63 million and $58 million, respectively.

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

Managing Market Risk

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

      AIGFP does not seek to manage the market risk of each of its transactions through an individual offsetting transaction. Rather, AIGFP takes a portfolio approach to the management of its market risk exposure. AIGFP values its portfolio, including interest rate swaps, currency swaps, equity swaps, swaptions, options and forwards, at market value or estimated fair value when market values are not readily available. Unrealized gains and losses, with respect to this portfolio are reflected in income currently. These valuations represent an assessment of the present values of expected future cash flows of AIGFP’s transactions and may include reserves for such risks as are deemed appropriate by AIGFP’s and AIG’s management. AIGFP evaluates the portfolio’s discounted cash flows with reference to current market conditions, maturities within the portfolio and other relevant factors. The aforementioned estimated fair values are based upon the use of valuation models. These models utilize, among other things, market liquidity and current interest, foreign exchange and volatility rates. AIGFP attempts to secure reliable and independent current market prices, such as published exchange prices, external subscription services such as from Bloomberg or Reuters or third party broker quotes for use in this model. When such prices are not available, AIGFP uses an internal methodology which includes interpolation or extrapolation from verifiable prices nearest to the dates of the transactions. Historically, actual results have not materially deviated from these models. These valuation models are integrated into the evaluation of the portfolio, as described above, in order to provide timely information for the market risk management of the portfolio. Based upon this evaluation, AIGFP determines what, if any, offsetting transactions are necessary to reduce the market risk exposure of the portfolio. AIG manages its market risk with a variety of transactions, including swaps, trading securities, futures and forward contracts and other transactions as appropriate. The recorded values of these transactions may be different than the values that might be realized if AIGFP were required to sell or close out the transactions prior to maturity. AIG believes that such differences are not significant to the results of operations, financial condition or liquidity. Such differences would be immediately recognized when the transactions are sold or closed out prior to maturity.

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

      AIGTG’s senior management has established positions and stop-loss limits for each line of business. AIGTG’s traders are required to maintain positions within these limits. These positions are monitored during the day either manually and/or through on-line computer systems. In addition, these positions are reviewed by AIGTG’s management. Reports which present each trading books’ position and the prior day’s profit and loss are reviewed by traders, head traders and AIGTG’s senior management. Based upon these and other reports, AIGTG’s senior management may determine to adjust AIGTG’s risk profile.

      AIGTG attempts to secure reliable current market prices, such as published prices or third party quotes, to value its derivatives. Where such prices are not available, AIGTG uses an internal methodology which includes interpolation or extrapolation from verifiable prices nearest to the dates of the transactions. Historically, actual results have not materially deviated from these models. The methodology may reflect interest and exchange rates, commodity prices, volatility rates and other relevant factors. Unrealized gains and losses with respect to AIGTG’s positions are reflected in income currently.

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

      AIG calculated the VaR with respect to AIGFP and AIGTG as of June 30, 2002 and December 31, 2001. AIG uses the historical simulation methodology which entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was re-priced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure).

      The following table presents the VaR on a combined basis and of each component of AIGFP’s and AIGTG’s market risk as of June 30, 2002 and December 31, 2001. VaR with respect to combined operations cannot be derived by aggregating the individual risk presented herein.

(in millions)

	AIGFP(a)		AIGTG(b)

Market Risk	2002	2001	2002	2001

Combined	$8	$12	$2	$2
Interest rate	7	12	2	2
Currency	—	—	1	1
Equity	2	1	—	—

(a)A one month holding period was used to measure the market exposures of AIGFP.
(b)A one day holding period was used to measure the market exposures of AIGTG.

     The following table presents the average, high and low VaRs on a combined basis and of each component of AIGFP’s and AIGTG’s market risk as of June 30, 2002 and December 31, 2001.

(in millions)

	2002			2001

	Average	High	Low	Average	High	Low

AIGFP Market Risk:
Combined	$9	$12	$8	$12	$15	$9
Interest rate	9	12	7	11	15	8
Currency	—	—	—	—	1	—
Equity	1	2	1	1	2	—
AIGTG Market Risk:
Combined	$3	$3	$2	$3	$6	$2
Interest Rate	3	3	2	3	4	2
Currency	1	1	—	2	3	1

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

Counterparty Credit Quality

      The following tables provide the counterparty credit quality amounts of AIGFP’s and AIGTG’s derivatives transactions at June 30, 2002 and December 31, 2001.

      The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss after the application of the aforementioned strategies, netting under ISDA Master Agreements and applying collateral held. Subsequent to the application of such credit enhancements, the net exposure to credit risk or the net replacement value of all interest rate, currency and equity swaps, swaptions and forward commitments approximated $11.28 billion at June 30, 2002 and $10.84 billion at December 31, 2001. The net replacement value for futures and forward contracts approximated $51 million at June 30, 2002 and $64 million at December 31, 2001. The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss and is used for financial reporting purposes.

      AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or, where such ratings are not available, by internal analysis. At June 30, 2002 and December 31, 2001, the concentration of credit exposure with respect to counterparties judged A or higher by AIGFP was 93 percent and 93 percent, respectively.

      The counterparty credit quality determined by AIGFP by derivative product with respect to the net replacement value of AIGFP’s derivatives portfolio was as follows:

(in millions)

	Net Replacement Value

	Swaps and	Futures and	Total	Total
	Swaptions	Forward Contracts	2002	2001

Counterparty credit quality:
AAA	$5,097	$—	$5,097	$4,388
AA	3,037	50	3,087	3,214
A	2,334	1	2,335	2,498
BBB	793	—	793	784
Below investment grade	14	—	14	23

Total	$11,275	$51	$11,326	$10,907

      At June 30, 2002 and December 31, 2001, the counterparty breakdown by industry with respect to the net replacement value of AIGFP’s derivatives portfolio was as follows:

(in millions)

	Net Replacement Value

	Swaps and	Futures and	Total	Total
	Swaptions	Forward Contracts	2002	2001

Non-U.S. banks	$2,291	$51	$2,342	$2,464
Insured municipalities	701	—	701	638
U.S. industrials	2,545	—	2,545	2,113
Governmental	457	—	457	563
Non-U.S. financial service companies	346	—	346	428
Non-U.S. industrials	1,292	—	1,292	1,289
Special purpose	2,339	—	2,339	1,851
U.S. banks	150	—	150	72
U.S. financial service companies	1,082	—	1,082	1,211
Supranationals	72	—	72	278

Total	$11,275	$51	$11,326	$10,907

      With respect to AIGTG’s derivatives contracts at June 30, 2002 and December 31, 2001, the net replacement values represent the net sum of estimated positive fair values after the application of legally enforceable master netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss.

      Subsequent to the application of such credit enhancements, the net exposure to credit risk or the net replacement value of all futures, forwards, swaptions and purchased options contracts and interest rate and currency swaps was $3.24 billion and $3.05 billion at June 30, 2002 and December 31, 2001, respectively.

      AIGTG’s net replacement value at June 30, 2002 and December 31, 2001 was as follows:

(in millions)

	Remaining Life

	One	Two Through	Six Through	After Ten	Total	Total
	Year	Five Years	Ten Years	Years	2002	2001

Credit exposure:
Futures, forwards, swaptions and purchased options contracts and interest rate and currency swaps:
Gross replacement value	$7,875	$2,008	$1,958	$157	$11,998	$10,074
Master netting arrangements	(5,087)	(1,493)	(1,543)	(131)	(8,254)	(6,691)
Collateral	(77)	(105)	(293)	(26)	(501)	(330)

Net replacement value*	$2,711	$410	$122	$—	$3,243	$3,053

*	The net replacement values with respect to exchange traded futures and options, forward contracts and purchased over the counter options are presented as a component of trading assets in the accompanying balance sheet. The net replacement values with respect to interest rate and currency swaps are presented as a component of unrealized gain on interest rate and currency swaps, options and forward transactions in the accompanying balance sheet.

     AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or, where such ratings are not available, internal analysis. At June 30, 2002 and December 31, 2001, the concentration of credit exposure with respect to counterparties judged A or higher by AIGTG was 83 percent and 78 percent, respectively.

      Also, as of June 30, 2002 and December 31, 2001, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG’s derivatives portfolio were as follows:

(in millions)

	Net Replacement Value

	2002	2001

Counterparty credit quality:
AAA	$624	$391
AA	1,230	1,117
A	837	863
BBB	186	330
Below investment grade	30	130
Not externally rated, including exchange traded futures and options*	336	222

Total	$3,243	$3,053

Counterparty breakdown by industry:
Non-U.S. banks	$953	$1,151
U.S. industrials	469	503
Governmental	101	71
Non-U.S. financial service companies	215	187
Non-U.S. industrials	265	190
U.S. banks	559	353
U.S. financial service companies	345	376
Exchanges*	336	222

Total	$3,243	$3,053

*	Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

Fair Value Source

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

      At June 30, 2002 and December 31, 2001, the fair value source of the net replacement value of AIGTG’s derivatives portfolio was as follows:

(in millions)

	Maturity of Fair Value of Contracts

		Two Through	Six Through	After	Total	Total
Source of Fair Value	One Year	Five Years	Ten Years	Ten Years	2002	2001

Prices actively quoted	$2,711	$—	$—	$—	$2,711	$2,412
Prices provided by other external sources	—	272	—	—	272	530
Prices based on models and other valuation methods	—	138	122	—	260	111

Total	$2,711	$410	$122	$—	$3,243	$3,053

Notional Amounts

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

      The following table presents AIGFP’s derivative portfolio by maturity and type of derivatives at June 30, 2002 and December 31, 2001.

(in millions)

	Remaining Life of Notional Amount*

	One	Two Through	Six Through	After Ten	Total	Total
	Year	Five Years	Ten Years	Years	2002	2001

AIGFP interest rate, currency and equity/commodity swaps and swaptions:
Notional amount:
Interest rate swaps	$133,197	$265,475	$119,717	$11,857	$530,246	$436,669
Currency swaps	35,222	80,512	42,670	6,186	164,590	139,174
Swaptions and equity swaps	23,833	26,263	14,901	5,105	70,102	58,491

Total	$192,252	$372,250	$177,288	$23,148	$764,938	$634,334

Futures and forward contracts:
Exchange traded futures contracts contractual amount	$8,530	$—	$—	$—	$8,530	$10,036

Over the counter forward contracts contractual amount	$52,233	$398	$205	$—	$52,836	$58,003

*	Notional amount is not representative of either market risk or credit risk.

     The following table provides the contractual and notional amounts by maturity and type of derivative of AIGTG’s derivatives portfolio at June 30, 2002 and December 31, 2001.

(in millions)

	Remaining Life

	One	Two Through	Six Through	After Ten	Total	Total
	Year	Five Years	Ten Years	Years	2002	2001

Contractual amount of futures, forwards and options:
Exchange traded futures and options	$14,267	$3,142	$30	$—	$17,439	$14,977

Forwards	$197,836	$14,256	$1,366	$36	$213,494	$184,102

Over the counter purchased options	$79,854	$12,513	$24,161	$233	$116,761	$138,655

Over the counter sold options(a)	$77,218	$12,723	$24,733	$278	$114,952	$137,661

Notional amount(b):
Interest rate swaps and forward rate agreements	$15,136	$37,701	$7,713	$161	$60,711	$59,683
Currency swaps	2,240	5,441	763	—	8,444	11,092
Swaptions	2,460	8,689	1,457	—	12,606	7,280

Total	$19,836	$51,831	$9,933	$161	$81,761	$78,055

(a)	Sold options obligate AIGTG to buy or sell the underlying item if the option purchaser chooses to exercise. The amounts do not represent credit exposure.
(b)	Notional amount is not representative of either market risk or credit risk.

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

Accounting Standards

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FASB 142). As of January 1, 2002, AIG adopted FASB 142. FASB 142 requires AIG to discontinue the amortization of goodwill in its consolidated income statement. Amortization expense recorded in AIG’s consolidated statement of income amounted to $76 million pre-tax for the first six months of 2001 and $40 million pre-tax for the second quarter of 2001.

      FASB 142 requires goodwill to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process prescribed in FASB 142, whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. FASB 142 also requires the completion of a transitional impairment test in the year of adoption, with any identified impairments recognized as a cumulative effect of a change in accounting principles. During the second quarter, AIG completed its transitional impairment test for 2002, resulting in no impairment.

      Changes in the carrying amount of goodwill are primarily caused as a result of foreign currency translation adjustments.

PART II — OTHER INFORMATION

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 15, 2002, the Shareholders:

(a)	elected twenty directors as follows:

Nominee	Shares For	Shares Withheld

M. Bernard Aidinoff	2,328,938,339	40,720,656
Eli Broad	2,120,084,418	249,574,577
Pei-yuan Chia	2,332,361,393	37,297,602
Marshall A. Cohen	2,330,406,204	39,252,791
Barber B. Conable, Jr.	2,330,309,771	39,349,224
Robert L. Crandall	2,331,224,075	38,434,920
Martin S. Feldstein	2,331,858,472	37,800,523
Ellen V. Futter	2,331,487,146	38,171,849
Maurice R. Greenberg	2,121,701,036	247,957,959
Carla A. Hills	2,330,340,237	39,318,758
Frank J. Hoenemeyer	2,329,982,045	39,676,950
Richard C. Holbrooke	2,331,875,168	37,783,827
Edward E. Matthews	2,118,902,516	250,756,479
Howard I. Smith	2,119,002,210	250,656,785
Martin J. Sullivan	2,118,176,512	251,482,483
Thomas R. Tizzio	2,118,335,086	251,323,909
Edmund S.W. Tse	2,119,384,095	250,274,900
Jay S. Wintrob	2,120,224,978	249,434,017
Frank G. Wisner	2,122,483,471	247,175,524
Frank G. Zarb	2,329,020,316	40,638,679

(b)	approved by a vote of 2,216,464,509 shares to 104,578,907 shares, with 48,615,579 abstentions, a proposal to adopt a 2002 Stock Incentive Plan;

(c)	approved by a vote of 2,287,947,203 shares to 40,599,153 shares, with 41,112,639 abstentions, a proposal to ratify the selection of PricewaterhouseCoopers LLP as independent accountants for 2002; and

(d)	rejected by a vote of 630,010,018 shares for and 1,474,097,492 shares against, with 51,588,662 shares abstaining and 213,962,823 shares not voting, a shareholder proposal requesting AIG to change the Board nomination process.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits See accompanying Exhibit Index.

(b)	Reports on Form 8-K During the three months ended June 30, 2002, there were no Current Reports filed on Form 8-K:

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.

(Registrant)

/s/ HOWARD I. SMITH

Howard I. Smith
Vice Chairman,
Chief Financial Officer and
Chief Administrative Officer

Dated: August 8, 2002

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