Form 10-Q
period 2002-09-30
AMERICAN INTERNATIONAL GROUP INC
filed 2002-11-14
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                     to

For Quarter Ended September 30, 2002 Commission File Number 1-8787

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2002: 2,608,594,952.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED BALANCE SHEET
(in millions)
(unaudited)

	September 30,	December 31,
	2002	2001

ASSETS:
Investments, financial services assets and cash:
Fixed maturities:
Bonds available for sale, at market value (amortized cost: 2002 — $218,935; 2001 — $196,111)	$228,566	$199,774
Bond trading securities, at market value (cost: 2002 — $836; 2001 — $844)	850	842
Equity securities:
Common stocks (cost: 2002 — $7,422; 2001 — $6,963)	6,263	6,188
Non-redeemable preferred stocks (cost: 2002 — $1,734; 2001 — $1,840)	1,630	1,749
Mortgage loans on real estate, net of allowance (2002 — $103; 2001 — $114)	11,395	10,774
Policy loans	6,018	5,786
Collateral and guaranteed loans, net of allowance (2002 — $27; 2001 — $23)	2,449	2,407
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2002 — $4,184; 2001 — $3,492)	25,971	22,710
Securities available for sale, at market value (cost: 2002 — $16,570; 2001 — $17,793)	16,552	17,801
Trading securities, at market value	4,729	5,733
Spot commodities, at market value	483	352
Unrealized gain on interest rate and currency swaps, options and forward transactions	15,106	11,493
Trading assets	4,645	6,234
Securities purchased under agreements to resell, at contract value	22,844	21,681
Finance receivables, net of allowance (2002 — $478; 2001 — $532)	15,101	13,955
Other invested assets	34,833	22,704
Short-term investments, at cost (approximates market value)	16,324	7,392
Cash	893	698

Total investments, financial services assets and cash	414,652	358,273
Investment income due and accrued	4,316	3,681
Premiums and insurance balances receivable, net of allowance (2002 — $162; 2001 — $208)	11,441	10,853
Reinsurance assets, net of allowance	31,117	28,758
Deferred policy acquisition costs	19,225	17,443
Investments in partially-owned companies	1,155	902
Real estate and other fixed assets, net of accumulated depreciation (2002 — $3,698; 2001 — $3,532)	4,797	4,833
Separate and variable accounts	43,865	51,954
Goodwill	6,009	6,102
Other assets	10,718	10,262

Total assets	$547,295	$493,061

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED BALANCE SHEET — (continued)

(in millions, except share amounts)
(unaudited)

	September 30,	December 31,
	2002	2001

LIABILITIES:
Reserve for losses and loss expenses	$46,817	$44,792
Reserve for unearned premiums	16,742	13,148
Future policy benefits for life and accident and health insurance contracts	70,702	64,998
Policyholders’ contract deposits	138,255	119,402
Other policyholders’ funds	7,315	7,611
Reserve for commissions, expenses and taxes	3,500	3,381
Insurance balances payable	3,449	3,207
Funds held by companies under reinsurance treaties	3,345	2,685
Income taxes payable:
Current	306	405
Deferred	5,015	2,881
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	14,986	16,392
Securities sold under agreements to repurchase, at contract value	9,325	11,818
Trading liabilities	3,618	4,372
Securities and spot commodities sold but not yet purchased, at market value	8,748	8,331
Unrealized loss on interest rate and currency swaps, options and forward transactions	11,838	8,813
Trust deposits and deposits due to banks and other depositors	2,982	2,290
Commercial paper	7,770	8,416
Notes, bonds and loans payable	39,648	33,643
Commercial paper	2,743	3,476
Notes, bonds, loans and mortgages payable	4,230	3,804
Separate and variable accounts	43,865	51,954
Minority interest	1,582	1,509
Other liabilities	39,587	21,381

Total liabilities	486,368	438,709

Preferred shareholders’ equity in subsidiary companies	2,144	2,202

CAPITAL FUNDS:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2002 — 2,751,327,476; 2001 — 2,750,237,554	6,878	6,876
Additional paid-in capital	639	669
Retained earnings	52,497	47,218
Accumulated other comprehensive income (loss)	176	(1,725)
Treasury stock, at cost; 2002 — 142,732,524; 2001 — 134,805,555 shares of common stock	(1,407)	(888)

Total capital funds	58,783	52,150

Total liabilities, preferred shareholders’ equity in subsidiary companies and capital funds	$547,295	$493,061

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts)
(unaudited)

	Nine Months		Three Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Revenues:
Premiums and other considerations	$32,593	$28,280	$11,284	$9,652
Net investment income	11,214	10,354	3,840	3,501
Realized capital gains (losses)	(1,456)	(549)	(595)	(114)
Other revenues	7,598	7,443	2,621	2,543

Total revenues	49,949	45,528	17,150	15,582

Benefits and expenses:
Incurred policy losses and benefits	28,730	25,828	9,945	9,286
Insurance acquisition and other operating expenses	12,764	12,261	4,476	4,316
Acquisition, restructuring and related charges	—	2,017	—	1,363

Total benefits and expenses	41,494	40,106	14,421	14,965

Income before income taxes, minority interest and cumulative effect of accounting changes	8,455	5,422	2,729	617

Income taxes:
Current	1,380	932	324	157
Deferred	1,201	603	493	7

	2,581	1,535	817	164

Income before minority interest and cumulative effect of accounting changes	5,874	3,887	1,912	453

Minority interest	(251)	(254)	(70)	(45)

Income before cumulative effect of accounting changes	5,623	3,633	1,842	408

Cumulative effect of accounting changes, net of tax	—	(136)	—	(81)

Net income	$5,623	$3,497	$1,842	$327

Earnings per common share:
Basic
Income before cumulative effect of accounting changes	$2.15	$1.38	$0.70	$0.15
Cumulative effect of accounting changes	—	(0.05)	—	(0.03)

Net income	$2.15	$1.33	$0.70	$0.12

Diluted
Income before cumulative effect of accounting changes	$2.13	$1.37	$0.70	$0.15
Cumulative effect of accounting changes	—	(0.05)	—	(0.03)

Net income	$2.13	$1.32	$0.70	$0.12

Cash dividends per common share	$0.131	$0.116	$0.047	$0.042

Average shares outstanding:
Basic	2,613	2,622	2,610	2,620

Diluted	2,635	2,653	2,634	2,651

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months
	Ended September 30,

	2002	2001

Cash Flows From Operating Activities:
Net Income	$5,623	$3,497

Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash revenues, expenses, gains and losses included in income:
Change in:
General and life insurance reserves	10,782	6,617
Premiums and insurance balances receivable and payable — net	(346)	826
Reinsurance assets	(2,359)	(2,624)
Deferred policy acquisition costs	(2,520)	(871)
Investment income due and accrued	(635)	(271)
Funds held under reinsurance treaties	660	903
Other policyholders’ funds	(296)	581
Current and deferred income taxes — net	1,101	256
Reserve for commissions, expenses and taxes	119	462
Other assets and liabilities — net	(737)	3,744
Trading assets and liabilities — net	835	(193)
Trading securities, at market value	1,004	716
Spot commodities, at market value	(131)	(134)
Net unrealized (gain) loss on interest rate and currency swaps, options and forward transactions	(588)	(662)
Securities purchased under agreements to resell	(1,163)	(4,580)
Securities sold under agreements to repurchase	(2,493)	9
Securities and spot commodities sold but not yet purchased, at market value	417	(824)
Realized capital (gains) losses	1,457	549
Equity in income of partially-owned companies and other invested assets	(129)	(344)
Depreciation expenses, principally flight equipment	1,212	1,076
Amortization of premium and discount on securities	(118)	(290)
Change in cumulative translation adjustments	(275)	(407)
Provision for finance receivable losses	279	269
Other — net	(221)	(175)

Total Adjustments	5,855	4,633

Net cash provided by operating activities	$11,478	$8,130

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS — (Continued)

(in millions)
(unaudited)

	Nine Months
	Ended September 30,

	2002	2001

Cash Flows From Investing Activities:
Cost of bonds, at market sold	$64,222	$59,526
Cost of bonds, at market matured or redeemed	13,339	6,563
Cost of equity securities sold	4,315	4,559
Realized capital gains (losses)	(1,457)	(549)
Purchases of fixed maturities	(100,315)	(82,789)
Purchases of equity securities	(4,653)	(4,706)
Mortgage, policy and collateral loans granted	(2,214)	(2,230)
Repayments of mortgage, policy and collateral loans	1,307	2,196
Sales of securities available for sale	2,899	2,901
Maturities of securities available for sale	2,629	1,372
Purchases of securities available for sale	(4,270)	(6,721)
Sales of flight equipment	92	218
Purchases of flight equipment	(4,060)	(3,514)
Net additions to real estate and other fixed assets	(447)	(566)
Sales or distributions of other invested assets	5,601	2,753
Investments in other invested assets	(8,033)	(4,832)
Change in short-term investments	(860)	(3,137)
Investments in partially-owned companies	(160)	(162)
Finance receivables originations and purchases	(7,227)	(7,252)
Finance receivables principal payments received	5,803	6,788

Net cash used in investing activities	(33,489)	(29,582)

Cash Flows From Financing Activities:
Change in policyholders’ contract deposits	18,853	10,730
Change in trust deposits and deposits due to banks and other depositors	692	486
Change in commercial paper	(1,379)	1,696
Proceeds from notes, bonds, loans and mortgages payable	14,330	18,719
Repayments on notes, bonds, loans and mortgages payable	(7,922)	(10,835)
Proceeds from guaranteed investment agreements	5,640	8,043
Maturities of guaranteed investment agreements	(7,046)	(5,330)
Redemption of subsidiary company preferred stock	(50)	(688)
Proceeds from common stock issued	145	163
Cash dividends to shareholders	(344)	(632)
Acquisition of treasury stock	(732)	(1,039)
Other — net	19	102

Net cash provided by financing activities	22,206	21,415

Change in cash	195	(37)
Cash at beginning of period	698	522

Cash at end of period	$893	$485

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Nine Months		Three Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Net income	$5,623	$3,497	$1,842	$327
Other comprehensive income:
Unrealized appreciation of investments — net of reclassification adjustments	3,915	2,460	3,986	1,672
Deferred income tax expense on changes	(1,315)	(826)	(1,388)	(595)
Foreign currency translation adjustments(a)	(283)	(418)	64	(105)
Applicable income tax (expense) benefit on changes	(20)	72	(72)	4
Net derivative losses arising from cash flow hedging activities	(566)	(669)	(524)	(534)
Deferred income tax benefit on changes	205	138	179	152
Retirement plan liabilities adjustment, net of tax	(35)	—	(5)	—
Cumulative effect of accounting change, net of tax(b)	—	150	—	—
Cumulative effect of accounting change, net of tax(c)	—	339	—	—

Other comprehensive income	1,901	1,246	2,240	594

Comprehensive income	$7,524	$4,743	$4,082	$921

(a)	Includes insignificant derivative gains and losses arising from hedges of net investments in foreign operations.

(b)	Consists of derivative gains and losses qualifying for cash flow hedging arising from the adoption of Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (FAS 133).

(c)	Represents the unrealized appreciation arising from the transfer of the bonds held to maturity portfolio to the bonds available for sale portfolio in connection with the implementation of FAS 133.

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2002

(unaudited)

      1)     These statements are unaudited. In the opinion of management, all adjustments consisting only of normal recurring accruals have been made for a fair statement of the results presented herein. All material intercompany accounts and transactions have been eliminated. Certain accounts have been reclassified in the 2001 financial statements to conform to their 2002 presentation. For further information, refer to the Annual Report on Form 10-K of American International Group, Inc. (AIG) for the year ended December 31, 2001.

      2)     The following is AIG’s Consolidated Statement of Segment Operations for the nine months and quarter ended September 30, 2002 and 2001:

CONSOLIDATED STATEMENT OF SEGMENT OPERATIONS

(in millions)
(unaudited)

	Nine Months		Three Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

General insurance operations:
Net premiums written	$20,202	$14,903	$7,085	$4,983
Change in unearned premium reserve	(2,640)	(594)	(889)	(138)

Net premiums earned	17,562	14,309	6,196	4,845
Net investment income	2,086	2,147	661	724
Realized capital gains (losses)	(492)	(147)	(210)	(89)

	19,156	16,309	6,647	5,480

Losses and loss expenses incurred(a)	13,091	10,652	4,608	3,561
Losses and loss expenses incurred: World Trade Center and related losses (WTC)	—	769	—	769
Underwriting expenses	3,354	2,915	1,197	1,038

	16,445	14,336	5,805	5,368

Operating income	2,711	1,973	842	112

Life insurance operations:
Premium income	15,031	13,971	5,088	4,807
Net investment income	9,128	8,207	3,179	2,777
Realized capital gains (losses)	(601)	(4)	(262)	17

	23,558	22,174	8,005	7,601

Death and other benefits	7,814	7,450	2,630	2,761
Death and other benefits: WTC	—	131	—	131
Increase in future policy benefits	7,825	6,826	2,707	2,064
Acquisition and insurance expenses	4,120	4,164	1,413	1,463

	19,759	18,571	6,750	6,419

Operating income	3,799	3,603	1,255	1,182

Financial services operating income	1,568	1,404	552	488
Retirement savings & asset management operating income	808	801	228	248
Other realized capital gains (losses)	(363)	(398)	(123)	(42)
Other income (deductions) — net(b)	(68)	56	(25)	(8)
Acquisition, restructuring and related charges	—	(2,017)	—	(1,363)

Income before income taxes, minority interest and cumulative effect of accounting changes	8,455	5,422	2,729	617

(a)	Includes 21st Century’s third quarter 2002 loss adjustment expense pre-tax provision of $43 million for SB1899 Northridge earthquake claims.

(b)	Includes 21st Century’s third quarter 2002 pre-tax charge of $37 million to write off capitalized costs associated with a software development project.

     3)     On August 29, 2001, American General Corporation (AGC) was acquired by AIG. In connection with the acquisition, AIG issued approximately 290 million shares of its common stock in exchange for all the outstanding common stock of AGC based on an exchange ratio of 0.5790 of a share of AIG common stock for each share of AGC common stock. The acquisition was accounted for as a pooling of interests and all prior historical financial information presented herein has been restated to include AGC.

      4)     Earnings per share of AIG are based on the weighted average number of common shares outstanding during the period, retroactively adjusted to reflect all stock splits.

      The quarterly dividend rate per common share, commencing with the dividend paid September 20, 2002 is $0.047.

      5)     Cash flow information for the nine month periods ended September 30, 2002 and 2001 is as follows:

	2002	2001

	(in millions)
Income taxes paid	$1,173	$1,140
Interest paid	$2,538	$3,042

      6)     Segment Information:

      The following table summarizes the operations by major operating segment for the nine months and quarter ended September 30, 2002 and 2001 (in millions):

	Operating Segments

	Nine Months			Three Months
	Ended September 30,			Ended September 30,

	2002	2001		2002	2001

Revenues(a):
General Insurance	$19,156	$16,309		$6,647	$5,480
Life Insurance	23,558	22,174		8,005	7,601
Financial Services	4,961	4,728		1,720	1,633
Retirement Savings & Asset Management	2,637	2,715		901	910
Other	(363)	(398)		(123)	(42)

Total	$49,949	$45,528		$17,150	$15,582

Operating income:
General Insurance	$2,711	$1,973		$842	$112
Life Insurance	3,799	3,603		1,255	1,182
Financial Services	1,568	1,404		552	488
Retirement Savings & Asset Management	808	801		228	248
Other	(431)	(2,359	)(b)	(148)	(1,413	)(b)

Total	$8,455	$5,422		$2,729	$617

(a)	Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transaction and other fees, retirement savings & asset management commissions and other fees, and realized capital gains (losses).

(b)	Includes pre-tax charges of $654 million for a termination fee ($600 million) and other related costs in connection with AGC’s termination of its merger agreement with Prudential plc in the second quarter of 2001, and $1.36 billion in acquisition, restructuring and related charges in connection with the acquisition of AGC in the third quarter of 2001. See also Note 7 of Notes to Financial Statements.

     The following table summarizes AIG’s general insurance operations by major reporting group for the nine months and quarter ended September 30, 2002 and 2001 (in millions):

	General Insurance

	Nine Months		Three Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Revenues:
Domestic Brokerage Group	$10,220	$8,386	$3,496	$2,811
Transatlantic	1,935	1,535	702	543
Personal Lines	2,176	1,960	746	633
Mortgage Guaranty	494	475	166	170
Foreign General	4,329	3,936	1,532	1,318
Intercompany adjustments and eliminations — net	2	17	5	5

Total	$19,156	$16,309	$6,647	$5,480

Operating income (loss) before realized capital gains (losses)*:
Domestic Brokerage Group	$1,587	$978	$544	$(13)
Transatlantic	221	(33)	75	(139)
Personal Lines	101	48	15	29
Mortgage Guaranty	331	321	95	108
Foreign General	946	789	317	211
Intercompany adjustments and eliminations — net	17	17	6	5

Total	$3,203	$2,120	$1,052	$201

*	Realized capital gains (losses) are not deemed to be an integral part of AIG’s general insurance operations’ internal reporting groups.

     The following table summarizes AIG’s life insurance operations by major reporting group for the nine months and quarter ended September 30, 2002 and 2001 (in millions):

	Life Insurance

	Nine Months		Three Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Revenues:
American International Assurance and Nan Shan Life	$8,559	$7,668	$2,780	$2,583
ALICO and AIG Star Life	5,495	4,738	1,931	1,817
Domestic Life	9,098	9,315	3,163	3,035
Other	406	453	131	166

Total	$23,558	$22,174	$8,005	$7,601

Operating income before realized capital gains (losses):
American International Assurance and Nan Shan Life	$1,205	$1,162	$398	$383
ALICO and AIG Star Life	1,104	707	400	252
Domestic Life	2,000	1,662	692	501
Other	91	76	27	29

Total	$4,400	$3,607	$1,517	$1,165

      The following table summarizes AIG’s financial services operations by major reporting group for the nine months and quarter ended September 30, 2002 and 2001 (in millions):

	Financial Services

	Nine Months		Three Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Revenues:
International Lease Finance Corporation	$2,096	$1,937	$729	$659
AIG Financial Products Corp.	857	802	319	283
Consumer Finance	1,838	1,903	611	653
Other*	170	86	61	38

Total	$4,961	$4,728	$1,720	$1,633

	Financial Services

	Nine Months		Three Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Operating income:
International Lease Finance Corporation	$588	$531	$207	$187
AIG Financial Products Corp.	541	524	185	170
Consumer Finance	409	379	144	146
Other*	30	(30)	16	(15)

Total	$1,568	$1,404	$552	$488

*	Including AIG Trading Group Inc.

     7)     Computation of Earnings Per Share:

	Nine Months		Three Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

	(in millions, except per share amounts)
Numerator:
Income before cumulative effect of accounting changes	$5,623	$3,633	$1,842	$408
Cumulative effect of accounting changes, net of tax	—	(136)	—	(81)

Net income (applicable to common stock)	$5,623	$3,497	$1,842	$327

Denominator:
Basic:
Average outstanding shares used in the computation of per share earnings:
Common stock	2,752	2,766	2,752	2,763
Common stock in treasury	(139)	(144)	(142)	(143)

Average outstanding shares — basic	2,613	2,622	2,610	2,620

Diluted:
Average outstanding shares used in the computation of per share earnings:
Common stock	2,752	2,766	2,752	2,763
Common stock in treasury	(139)	(144)	(142)	(143)
Stock options and stock purchase plan (treasury stock method)	22	31	24	31

Average outstanding shares — diluted	2,635	2,653	2,634	2,651

Net income per share:
Basic
Income before cumulative effect of accounting changes	$2.15	$1.38	$0.70	$0.15
Cumulative effect of accounting changes	—	(0.05)	—	(0.03)

Net income	$2.15	$1.33	$0.70	$0.12

Diluted
Income before cumulative effect of accounting changes	$2.13	$1.37	$0.70	$0.15
Cumulative effect of accounting changes	—	(0.05)	—	(0.03)

Net income	$2.13	$1.32	$0.70	$0.12

      8)     Acquisition, Restructuring and Related Charges

      During the third quarter of 2001, AGC was consolidated into AIG and charges in connection with this acquisition totaled $1.36 billion for that quarter, including approximately $512 million of direct costs. Of the $512 million, approximately $305 million had been paid as of December 31, 2001 and an additional $97 million has been paid for the nine months ended September 30, 2002. The balance is included in Other liabilities.

      Less significant, ongoing costs with respect to the integration of operations will continue to be expensed in future periods as incurred. AIG expects that these ongoing costs will include costs for the integration of computer systems, the training and relocation of certain employees and the consolidation of facilities.

      9)     Starr International Company, Inc. Plan

      Starr International Company, Inc. (SICO) provides a Deferred Compensation Profit Participation Plan (SICO Plan) to certain AIG employees. The SICO Plan came into being in 1975 when the voting shareholders and Board of Directors of SICO, a private holding company whose principal asset consists of AIG common stock, decided that a portion of the capital value of SICO should be used to provide an incentive plan for the current and succeeding managements of all American International companies, including AIG. Participation in the SICO Plan by any person, and the amount of such participation, is at the sole discretion of SICO’s Board of Directors, and none of the costs of the various benefits provided under such plan is paid by or charged to AIG. The SICO Plan provides that shares currently owned by SICO may be set aside by SICO for the benefit of the participant and distributed upon retirement. The SICO Board of Directors may permit an early pay-out under certain circumstances. Prior to pay-out, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant’s voluntary termination of employment with AIG prior to normal retirement age. In addition, SICO’s Board of Directors may elect to pay a participant cash in lieu of shares of AIG common stock. If the expenses of the SICO Plan had been reflected by AIG, the pre-tax amounts accrued would have been $37.0 million for the first nine months of 2002 and $41.8 million for the same period of 2001 and $11.9 million and $13.2 million for the third quarter 2002 and 2001, respectively.

      10)     Commitments and Contingent Liabilities

      In the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.

      a)     Commitments to extend credit are agreements to lend subject to certain conditions. These commitments generally have fixed expiration dates or termination clauses and typically require payment of a fee. These commitments have not deviated materially from December 31, 2001 at which time they approximated $300 million. AIG uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. AIG evaluates each counterparty’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by AIG upon extension of credit, is based on management’s credit evaluation of the counterparty.

      b)     AIG and certain of its subsidiaries become parties to financial instruments with market risk resulting from both dealer and end user activities and to reduce currency, interest rate, equity and commodity exposures. To the extent those instruments are carried at their estimated fair value, the elements of currency, interest rate, equity and commodity risks are reflected in the consolidated balance sheet. Collateral is required, at the discretion of AIG, on certain transactions based on the creditworthiness of the counterparty.

      c)     AIGFP becomes a party to derivative financial instruments in the normal course of its business and to reduce its currency, interest rate and equity exposures. Interest rate, currency and equity risks related to such instruments are reflected in the consolidated financial statements to the extent these instruments are carried at a market or a fair value, whichever is appropriate. The recorded estimated fair values of such instruments may be different than the values that might be realized if AIGFP were required to sell or close out the transactions prior to maturity.

      AIGFP, in the ordinary course of its operations and as principal, structures derivative transactions to meet the needs of investors who may be seeking to hedge certain aspects of such investors’ operations. AIGFP may also enter into derivative transactions for its own account. Such derivative transactions include interest rate, currency and equity swaps, swaptions and forward commitments. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. AIGFP typically becomes a principal in the exchange of interest payments between the parties and, therefore, may be exposed to loss, if counterparties default. Currency and equity swaps are similar to interest rate swaps, but involve the exchange of specific currencies or the cashflows based on the underlying equity securities or indices. Also, they may involve the exchange of principal amounts at the beginning and end of the transaction. Swaptions are options where the holder has the right but not the obligation to enter into a swap transaction or cancel an existing swap transaction. At September 30, 2002, the notional principal amount of the sum of the swap pays and receives approximated $778.37 billion, primarily related to interest rate swaps of approximately $545.37 billion.

      The following tables provide the contractual and notional amounts of derivatives transactions of AIGFP at September 30, 2002.

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

      The following table presents AIGFP’s derivatives portfolio by maturity and type of derivative at September 30, 2002 and December 31, 2001:

(in millions)

	Remaining Life of Notional Amount*

	One	Two Through	Six Through	After Ten	Total	Total
	Year	Five Years	Ten Years	Years	2002	2001

AIGFP interest rate, currency and equity swaps and swaptions:
Notional amount:
Interest rate swaps	$145,656	$267,977	$120,949	$10,783	$545,365	$436,669
Currency swaps	40,508	79,843	43,125	5,289	168,765	139,174
Swaptions and equity swaps	21,359	26,405	11,543	4,932	64,239	58,491

Total	$207,523	$374,225	$175,617	$21,004	$778,369	$634,334

*	Notional amount is not representative of either market risk or credit risk

     Futures and forward contracts are contracts for delivery of foreign currencies or financial indices in which the seller/purchaser agrees to make/take delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise as a result of movements in current market prices from contracted prices and the potential inability of counterparties to meet their obligations under the contracts. At September 30, 2002 the contractual amount of AIGFP’s futures and forward contracts approximated $63.89 billion.

      The following table presents AIGFP’s futures and forward contracts portfolio by maturity and type of derivative at September 30, 2002 and December 31, 2001:

(in millions)

	Remaining Life

	One	Two Through	Six Through	After Ten	Total	Total
	Year	Five Years	Ten Years	Years	2002	2001

Futures and forward contracts:
Exchange traded futures contracts contractual amount	$7,417	$—	$—	$—	$7,417	$10,036

Over the counter forward contracts contractual amount	$55,804	$443	$230	$—	$56,477	$58,003

      AIGFP utilizes various credit enhancements, including collateral, credit triggers and credit derivatives to reduce the credit exposure relating to these off-balance sheet financial instruments. AIGFP requires credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties and the transaction’s size and maturity. In addition, AIGFP’s derivative transactions are generally documented under ISDA Master Agreements. Management believes that such agreements provide for legally enforceable set-off and close out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, AIGFP is permitted to set-off its receivables from a counterparty against its payables to the same counterparty arising out of all included transactions. As a result, the net replacement value represents the net sum of estimated positive fair values after the application of such strategies, agreements and collateral held. Subsequent to the application of such credit enhancements, the net exposure to credit risk or the net replacement value of all interest rate, currency, and equity swaps, swaptions and forward commitments approximated $14.44 billion at September 30, 2002 and $10.84 billion at December 31, 2001. The net replacement value for futures and forward contracts approximated $25 million at September 30, 2002 and $64 million at December 31, 2001. The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss.

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

      AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At September 30, 2002 and December 31, 2001, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP’s derivatives portfolio was as follows:

(in millions)

	Net Replacement Value

	Swaps and	Futures and	Total	Total
	Swaptions	Forward Contracts	2002	2001

Counterparty credit quality:
AAA	$7,106	$—	$7,106	$4,388
AA	3,965	22	3,987	3,214
A	1,929	3	1,932	2,498
BBB	1,387	—	1,387	784
Below investment grade	48	—	48	23

Total	$14,435	$25	$14,460	$10,907

      At September 30, 2002 and December 31, 2001, the counterparty breakdown by industry with respect to the net replacement value of AIGFP’s derivatives portfolio was as follows:

(in millions)

	Net Replacement Value

	Swaps and	Futures and	Total	Total
	Swaptions	Forward Contracts	2002	2001

Non-U.S. banks	$2,755	$10	$2,765	$2,464
Insured municipalities	927	—	927	638
U.S. industrials	3,534	—	3,534	2,113
Governmental	728	—	728	563
Non-U.S. financial service companies	452	—	452	428
Non-U.S. industrials	1,338	—	1,338	1,289
Special purpose	3,092	—	3,092	1,851
U.S. banks	156	15	171	72
U.S. financial service companies	1,369	—	1,369	1,211
Supranationals	84	—	84	278

Total	$14,435	$25	$14,460	$10,907

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

      Commissions, transaction and other fees for the six months ended September 30, 2002 and 2001 from AIGFP’s operations were $857 million and $802 million, respectively.

      d)     AIGTG becomes a party to derivative financial instruments in the normal course of its business and to reduce its currency, interest rate and commodity exposures.

      Futures and forward contracts are contracts for delivery of foreign currencies, commodities or financial indices in which the seller/purchaser agrees to make/take delivery at a specified future date of a specified instrument, at a specified price or yield. Options are contracts that allow the holder of the option to purchase or sell the underlying commodity, currency or index at a specified price and within, or at, a specified period of time. As a writer of options, AIGTG generally receives an option premium and then manages the risk of any unfavorable change in the value of the underlying commodity, currency or index. Risks arise as a result of movements in current market prices from contracted prices, and the potential inability of the counterparties to meet their obligations under the contracts. At September 30, 2002, the contractual amount of AIGTG’s futures, forward and option contracts approximated $483.51 billion.

      The following table provides the contractual and notional amounts and credit exposure, if applicable, by maturity and type of derivative of AIGTG’s derivatives portfolio at September 30, 2002 and December 31, 2001. The gross replacement values presented represent the sum of the estimated positive fair values of all of AIGTG’s derivatives contracts at September 30, 2002 and December 31, 2001. These values do not represent the credit risk to AIGTG.

      Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss within a product category. At September 30, 2002, the net replacement value of AIGTG’s futures, forward and option contracts and interest rate and currency swaps approximated $2.11 billion.

(in millions)

	Remaining Life

	One	Two Through	Six Through	After Ten	Total	Total
	Year	Five Years	Ten Years	Years	2002	2001

Contractual amount of futures, forwards and options:
Exchange traded futures and options	$14,483	$1,985	$49	$—	$16,517	$14,977

Forwards	$214,333	$14,034	$1,794	$36	$230,197	$184,102

Over the counter purchased options	$85,347	$13,531	$22,135	$137	$121,150	$138,655

Over the counter sold options(a)	$80,306	$12,703	$22,383	$253	$115,645	$137,661

Notional amount(c):
Interest rate swaps and forward rate agreements	$15,762	$37,809	$6,688	$149	$60,408	$59,683
Currency swaps	2,407	5,463	644	—	8,514	11,092
Swaptions	3,154	9,369	1,474	—	13,997	7,280

Total	$21,323	$52,641	$8,806	$149	$82,919	$78,055

Credit exposure:
Futures, forwards, swaptions and purchased options contracts and interest rate and currency swaps:
Gross replacement value	$5,330	$2,945	$2,200	$21	$10,496	$10,074
Master netting arrangements	(3,546)	(2,544)	(1,940)	(2)	(8,032)	(6,691)
Collateral	(163)	(99)	(73)	(18)	(353)	(330)

Net replacement value(b)	$1,621	$302	$187	$1	$2,111	$3,053

(a)	Sold options obligate AIGTG to buy or sell the underlying item if the option purchaser chooses to exercise. The amounts do not represent credit exposure.

(b)	The net replacement values with respect to exchange traded futures and options, forward contracts and purchased over the counter options are presented as a component of trading assets in the accompanying balance sheet. The net replacement values with respect to interest rate and currency swaps are presented as a component of unrealized gain on interest rate and currency swaps, options and forward transactions in the accompanying balance sheet.

(c)	Notional amount is not representative of either market risk or credit risk.

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

      AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At September 30, 2002 and December 31, 2001, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG’s derivatives portfolio were as follows:

(in millions)

	Net Replacement Value

	2002	2001

Counterparty credit quality:
AAA	$268	$391
AA	603	1,117
A	603	863
BBB	212	330
Below investment grade	43	130
Not externally rated, including exchange traded futures and options*	382	222

Total	$2,111	$3,053

Counterparty breakdown by industry:
Non-U.S. banks	$803	$1,151
U.S. industrials	270	503
Governmental	26	71
Non-U.S. financial service companies	43	187
Non-U.S. industrials	178	190
U.S. banks	129	353
U.S. financial service companies	280	376
Exchanges*	382	222

Total	$2,111	$3,053

*	Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

     Spot commodities sold but not yet purchased represent obligations of AIGTG to deliver spot commodities at their contracted prices and thereby create a liability to repurchase the spot commodities in the market at prevailing prices.

      AIGTG limits its risks by holding offsetting positions. In addition, AIGTG monitors and controls its risk exposures through various monitoring systems which evaluate AIGTG’s market and credit risks, and through credit approvals and limits. At September 30, 2002, AIGTG did not have a significant concentration of credit risk from either an individual counterparty or group of counterparties.

      AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future obligations and liabilities of AIGFP and AIGTG arising from transactions entered into by AIGFP and AIGTG.

      e)     As a component of its asset and liability management strategy, AIG SunAmerica utilizes swap agreements to match more closely the cash flows of its assets to the cash flows of its liabilities. AIG SunAmerica uses these swap agreements to hedge against the risk of interest rate changes and currency fluctuations. At September 30, 2002 and December 31, 2001, AIG SunAmerica’s swap agreements had an aggregate notional principal amount of $21.66 billion and $17.90 billion, respectively. These agreements mature in various years through 2031.

      f)     AGC and certain of its subsidiaries have entered into various interest rate and currency swap agreements, treasury rate lock agreements and options to enter into interest rate swap agreements (“swaptions”). AGC uses these agreements to hedge its exposure to interest rate changes and currency rate fluctuations that are associated with investment operations and/or anticipated debt issuances. At September 30, 2002, AGC’s swap agreements with respect to debt had an aggregate notional amount of $800 million, of which $400 million was with AIGFP. There were no treasury rate lock agreements or swaptions outstanding at September 30, 2002. The impact of AGC’s derivatives on AIG’s results of operations, financial condition and liquidity was insignificant.

      g)     At September 30, 2002, ILFC had committed to purchase 493 aircraft deliverable from 2002 through 2010 at an estimated aggregate purchase price of $29.4 billion and had options to purchase 38 aircraft deliverable from 2002 through 2008 at an estimated aggregate purchase price of $2.4 billion. ILFC will be required to find customers for any aircraft acquired, and it must arrange financing for portions of the purchase price of such equipment. As of September 30, 2002, ILFC has entered into leases for all aircraft to be delivered in 2002 and 2003.

      h)     AIG and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. AIG does not believe that such litigation will have a material effect on its operating results, financial condition or liquidity. However, the recent trend of increasing jury awards and settlements makes it somewhat more difficult to assess the ultimate outcome of such litigation.

      AIG continues to receive claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (hereinafter collectively referred to as environmental claims) and indemnity claims asserting injuries from asbestos. Estimation of asbestos and environmental claims loss reserves is a difficult process, as these claims, which emanate from policies written in 1984 and prior years, cannot be estimated by conventional reserving techniques. Asbestos and environmental claims development is affected by factors such as inconsistent court resolutions, the broadening of the intent of policies and scope of coverage and increasing number of new claims. AIG and other industry members have and will continue to litigate the broadening judicial interpretation of policy coverage and the liability issues. If the courts continue in the future to expand the intent of the policies and the scope of the coverage, as they have in the past, additional liabilities would emerge for amounts in excess of reserves held. This emergence cannot now be reasonably estimated, but could have a material impact on AIG’s future operating results. The reserves carried for these claims as at September 30, 2002 ($2.09 billion gross; $687 million net) are believed to be adequate as these reserves are based on known facts and current law.

      AIG’s general insurance companies have a special asbestos and environmental (A & E) claims unit actively managing A & E claims. AIG’s experienced claims professionals evaluate case reserves for AIG losses at the earliest possible time, reserving to ultimate probable loss based upon known facts, current law, jurisdiction, policy language and other factors. AIG routinely reviews the adequacy of A & E case reserves. AIG does not discount A & E reserves.

      AIG uses primarily two methods to test the A & E reserves. One method, the Market Share method, produces indicated A & E reserve needs by applying the appropriate AIG company market share to estimated potential industry ultimate loss/loss expense based on the latest estimates from A.M. Best and Tillinghast. A second method, a frequency/ severity approach, is also utilized. This approach utilizes current information as the basis of an analysis that predicts for the next 10 years (up to the year 2011 with respect to the year ended December 31, 2001), the number of future environmental claims expected and the average severity of each. The trend in frequency created is based upon assumptions judged by AIG to be the most reasonable. The trend in severity starts with initial severities based on actual average current severity (under the varying case adequacy assumptions) and trending forward under assumptions deemed most reasonable by AIG. A similar frequency/ severity analysis is also performed for asbestos.

      A summary of reserves and activity for the nine months then ended September 30, 2002 and 2001, including estimates for applicable incurred but not reported losses and loss expenses, relating to asbestos and environmental claims separately, is as follows.

(in millions)

	2002		2001

	Gross	Net	Gross	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$1,114	$312	$1,100	$338
Losses and loss expenses incurred*	187	100	242	56
Losses and loss expenses paid*	(143)	(53)	(251)	(90)

Reserve for losses and loss expenses at end of period	$1,158	$359	$1,091	$304

Environmental:
Reserve for losses and loss expenses at beginning of year	$1,115	$407	$1,345	$517
Losses and loss expenses incurred*	(62)	(29)	(38)	(54)
Losses and loss expenses paid*	(121)	(50)	(153)	(58)

Reserve for losses and loss expenses at end of period	$932	$328	$1,154	$405

Combined:
Reserve for losses and loss expenses at beginning of year	$2,229	$719	$2,445	$855
Losses and loss expenses incurred*	125	71	204	2
Losses and loss expenses paid*	(264)	(103)	(404)	(148)

Reserve for losses and loss expenses at end of period	$2,090	$687	$2,245	$709

*	All amounts pertain to policies underwritten in prior years.

     i)     SAI Deferred Compensation Holdings, Inc., a wholly-owned subsidiary of AIG, has established a deferred compensation plan for registered representatives of certain AIG subsidiaries, pursuant to which participants have the opportunity to invest deferred commissions and fees on a notional basis. The value of the deferred compensation fluctuates with the value of the deferred investment alternatives chosen. AIG has provided a full and unconditional guarantee of the obligations of SAI Deferred Compensation Holdings, Inc. to pay the deferred compensation under the plan.

      11)     Capital Resources:

      At September 30, 2002, AIG had total capital funds of $58.78 billion and total borrowings of $69.38 billion. At that date, $61.31 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

      Total borrowings and borrowings not guaranteed or matched at September 30, 2002 and December 31, 2001 were as follows:

(in millions)

	2002	2001

GIAs — AIGFP	$14,986	$16,392

Commercial Paper:
AGC	—	2,468
AGF(a)	3,984	4,853
AIG Funding, Inc. (Funding)	2,669	902
ILFC(a)	3,720	3,494
AIG Finance (Taiwan) Limited(a)	74	107
AIG Credit Card Company (Taiwan)(a)	66	68

Total	10,513	11,892

Medium Term Notes:
AGF(a)	6,339	4,100
ILFC(a)	4,908	4,809
AIG	498	542

Total	11,745	9,451

(in millions)

	2002	2001

Notes and Bonds Payable:
ILFC(a)	9,667	7,073
AIGFP	15,254	13,920
AIG	1,600	1,577
AGC	1,541	1,340
AGF(a)	1,907	2,201

Total	29,969	26,111

Loans and Mortgages Payable:
ILFC(a)(b)	296	365
AIG Finance (Hong Kong) Limited(a)	276	290
CFG(a)	836	885
AIG	756	345

Total	2,164	1,885

Total Borrowings	69,377	65,731

Borrowings not guaranteed by AIG	32,073	28,245
Matched GIA borrowings	14,986	16,392
Matched notes and bonds payable — AIGFP	14,251	12,185

	61,310	56,822

Remaining borrowings of AIG	$8,067	$8,909

(a)	AIG does not guarantee these borrowings.
(b)	Capital lease obligations.

     At September 30, 2002, the commercial paper issued and outstanding was as follows:

(dollars in millions)

		Unamortized		Weighted	Weighted
	Net	Discount		Average	Average
	Book	and accrued	Face	Interest	Maturity
	Value	interest	Amount	Rate	In Days

Funding	$2,669	$ 3	$2,672	1.78%	27
ILFC	3,720	10	3,730	1.80	54
AGF	3,984	8	3,992	1.80	42
AIGF — Taiwan*	74	1	75	4.41	64
AIGCCC — Taiwan*	66	—	66	2.81	70

Total	$10,513	$22	$10,535	—	—

*	Issued in Taiwan N.T. dollars at prevailing local interest rates.

     The maturity distributions of total borrowings at September 30, 2002 and December 31, 2001 were as follows:

(in millions)

	2002	2001

Short-term borrowings	$17,116	$19,336
Long-term borrowings*	52,261	46,395

Total borrowings	$69,377	$65,731

* Including commercial paper and excluding that portion of long-term debt maturing in less than one year.

     During the first nine months of 2002, AIGFP increased the aggregate principal amount outstanding of its notes and bonds payable to $15.25 billion. AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The funds may also be temporarily invested in securities purchased under agreements to resell. (See also the discussions under “Operational Review”, “Liquidity” and “Derivatives” in Management’s Discussion and Analysis.)

      AIG Funding, Inc. (Funding), through the issuance of commercial paper, fulfills the short-term cash requirements of AIG and its non-insurance subsidiaries. Funding intends to continue to meet AIG’s funding requirements through the issuance of commercial paper guaranteed by AIG. This issuance of Funding’s commercial paper is subject to the approval of AIG’s Board of Directors. ILFC and A.I. Credit Corp. (AICCO) as well as AIG Credit Card Company (Taiwan) — (AIGCCC-Taiwan) and AIG Finance (Taiwan) Limited — (AIGF-Taiwan), both consumer finance subsidiaries in Taiwan, AGC and AGF have issued commercial paper for the funding of their own operations. At September 30, 2002, AIG did not guarantee the commercial paper of any of its subsidiaries other than Funding. On July 8, 2002, AGC ceased issuing commercial paper under its program. AGC’s funding requirements are now being met through Funding’s commercial paper program. In early 2001, AICCO ceased issuing commercial paper under its program and the agreement which AIG had provided supporting the commercial paper was terminated; AICCO’s funding requirements are now met through Funding’s program. (See also the discussion under “Derivatives” in Management’s Discussion and Analysis.)

      AIG and Funding are parties to syndicated revolving credit facilities (collectively, the Facility) aggregating $2.75 billion. The Facility consists of $1.375 billion in a short-term revolving credit facility and $1.375 billion in a five year revolving credit facility. The Facility can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs administered by Funding. There were no borrowings outstanding under the Facility as of September 30, 2002.

      AGF is a party to unsecured syndicated revolving credit facilities aggregating $3.0 billion. The facilities consists of $1.5 billion in a short-term revolving credit facility and $1.5 billion in a five year revolving credit facility, which support AGF’s commercial paper borrowings. There were no borrowings outstanding under this facility as of September 30, 2002. AGF had $258 million in aggregate principal amount of debt securities registered and available for issuance at September 30, 2002. AGF uses the proceeds from the issuance of notes and bonds for the funding of its finance receivables.

      As of November 2001, AIG guaranteed the notes and bonds of AGC. During the first nine months of 2002, AGC issued $200 million in notes which will mature in March 2003. These notes are included in Notes and Bonds Payable in the accompanying table of borrowings.

      ILFC has entered into committed revolving loans and lines of credit with commercial banks aggregating $2.85 billion to support its commercial paper program. At September 30, 2002, there were no borrowings under these facilities. During October 2002, the amount of these facilities was increased to $3.15 billion.

      At September 30, 2002, ILFC had increased the aggregate principal amount outstanding of its medium term and term notes to $14.58 billion, a net increase of $2.69 billion, and recorded a net decline in its capital lease obligations of $69 million and a net increase in its commercial paper of $226 million. On January 28, 2002, ILFC registered $4.0 billion principal amount of debt securities for issuance from time to time. At September 30, 2002, $2.78 billion had been issued. During the second quarter of 2002, ILFC expanded its Euro Medium Term Note Program to $4.0 billion, under which $2.31 billion in notes were sold through September 30, 2002. Notes issued under this program are included in Notes and Bonds Payable in the accompanying table of borrowings.

      ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varied from 5.75 percent to 5.90 percent on these aircraft depending on the delivery date of the aircraft. At September 30, 2002, ILFC had $2.17 billion outstanding under this facility. Borrowings with respect to this facility are included in Notes and Bonds Payable in the accompanying table of borrowings.

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

      AIGFP has established a Euro Medium Term Note Program under which an aggregate principal amount of up to $4.0 billion of notes may be issued. As of September 30, 2002, $1.72 billion of notes had been issued under the program, all of which are currently outstanding. Notes issued under this program are included in Notes and Bonds Payable in the accompanying table of borrowings.

      During the first nine months of 2002, AIG issued $4 million principal amount of medium term notes and $48 million of previously issued notes matured. At September 30, 2002, AIG had $640 million in aggregate principal amount of debt securities registered for issuance from time to time.

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

      12)     Accounting Standards:

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142). As of January 1, 2002, AIG adopted FAS 142. FAS 142 requires AIG to discontinue the amortization of goodwill in its consolidated income statement. Amortization expense recorded in AIG’s consolidated statement of income amounted to $117 million pre-tax for the first nine months of 2001 and $41 million pre-tax for the third quarter of 2001.

      FAS 142 requires goodwill to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process prescribed in FAS 142, whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. FAS 142 also requires the completion of a transitional impairment test in the year of adoption, with any identified impairments recognized as a cumulative effect of a change in accounting principles. During the second quarter, AIG completed its transitional impairment test for 2002, resulting in no impairment.

      Changes in the carrying amount of goodwill are primarily caused as a result of foreign currency translation adjustments.

      13)     Information Provided in Connection with Outstanding Debt of AGC

      The following condensed consolidating financial statements are provided in compliance with Regulation S-X of the Securities and Exchange Commission (the “Commission”).

      AGC is a holding company and a wholly-owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AGC.

Condensed Consolidating Balance Sheets

September 30, 2002	American
	International
	Group, Inc.	AGC	Other		Consolidated
	Guarantor	Issuer	Subsidiaries	Eliminations	AIG
(in millions)
Assets:
Invested assets	$1,489	$—	$417,544	$(5,274)	$413,759
Cash	3	2	888	—	893
Carrying value of subsidiaries and partially owned companies, at equity	58,655	13,956	3,498	(74,954)	1,155
Other assets	2,639	2,676	138,710	(12,537)	131,488

Total Assets	$62,786	$16,634	$560,640	$(92,765)	$547,295

Liabilities:
Insurance liabilities	$383	$—	$286,411	$(14)	$286,780
Debt	2,098	3,234	68,862	(4,817)	69,377
Other liabilities	1,522	3,214	137,959	(12,484)	130,211

Total Liabilities	4,003	6,448	493,232	(17,315)	486,368

Preferred shareholders’ equity in subsidiary companies	—	—	2,144		2,144
Total Capital Funds	58,783	10,186	65,264	(75,450)	58,783

Total Liabilities, Preferred Shareholders’ Equity in Subsidiary Companies and Capital Funds	$62,786	$16,634	$560,640	$(92,765)	$547,295

December 31, 2001	American
	International
	Group, Inc.	AGC	Other		Consolidated
	Guarantor	Issuer	Subsidiaries	Eliminations	AIG
(in millions)
Assets:
Invested assets	$1,405	$—	$359,541	$(3,371)	$357,575
Cash	1	1	696	—	698
Carrying value of subsidiaries and partially owned companies, at equity	52,117	12,022	3,509	(66,746)	902
Other assets	2,395	2,799	129,626	(934)	133,886

Total Assets	$55,918	$14,822	$493,372	$(71,051)	$493,061

Liabilities:
Insurance liabilities	$320	$—	$256,219	$—	$256,539
Debt	2,119	5,500	61,048	(2,936)	65,731
Other liabilities	1,329	1,267	114,735	(892)	116,439

Total liabilities	3,768	6,767	432,002	(3,828)	438,709

Preferred shareholders’ equity in subsidiary companies	—	—	2,602	(400)	2,202
Total Capital Funds	52,150	8,055	58,768	(66,823)	52,150

Total Liabilities, Preferred Shareholders’ Equity in Subsidiary Companies and Capital Funds	$55,918	$14,822	$493,372	$(71,051)	$493,061

Condensed Consolidating Statements of Income

Nine months ended September 30, 2002	American
	International
	Group, Inc.	AGC	Other		Consolidated
	Guarantor	Issuer	Subsidiaries	Eliminations	AIG
(in millions)
General insurance operating income	$140	$—	$2,571	$—	$2,711
Life insurance operating income	16	—	3,783	—	3,799
Financial services operating income	300	—	1,268	—	1,568
Retirement savings & asset management operating income	(8)	—	816	—	808
Equity in undistributed net income of consolidated subsidiaries	4,574	826	—	(5,400)	—
Other	861	388	(100)	(1,580)	(431)
Income taxes (benefits)	260	(37)	2,358	—	2,581
Minority interest	—	—	(251)	—	(251)

Net income	$5,623	$1,251	$5,729	$(6,980)	$5,623

Nine months ended September 30, 2001	American
	International
	Group, Inc.	AGC	Other		Consolidated
	Guarantor	Issuer	Subsidiaries	Eliminations	AIG
(in millions)
General insurance operating income	$146	$—	$1,827	$—	$1,973
Life insurance operating income	(42)	—	3,645	—	3,603
Financial services operating income	276	—	1,128	—	1,404
Retirement savings & asset management operating income	13	—	788	—	801
Equity in undistributed net income of consolidated subsidiaries	2,725	153	—	(2,878)	—
Other	509	(843)	(523)	(1,502)	(2,359)
Income taxes (benefits)	114	(375)	1,796	—	1,535
Minority interest	—	—	(254)	—	(254)
Cumulative effect of accounting changes	(16)	(49)	(71)	—	(136)

Net income	$3,497	$(364)	$4,744	$(4,380)	$3,497

Three months ended September 30, 2002	American
	International
	Group, Inc.	AGC	Other		Consolidated
	Guarantor	Issuer	Subsidiaries	Eliminations	AIG
(in millions)
General insurance operating income	$44	$—	$798	$—	$842
Life insurance operating income	—	—	1,255	—	1,255
Financial services operating income	123	—	429	—	552
Retirement savings & asset management operating income	(6)	—	234	—	228
Equity in undistributed net income of consolidated subsidiaries	1,369	461	—	(1,830)	—
Other	564	(23)	(25)	(664)	(148)
Income taxes (benefits)	252	(37)	602	—	817
Minority interest	—	—	(70)	—	(70)

Net income	$1,842	$475	$2,019	$(2,494)	$1,842

Condensed Consolidating Statements of Income (continued)

Three months ended September 30, 2001	American
	International
	Group, Inc.	AGC	Other		Consolidated
	Guarantor	Issuer	Subsidiaries	Eliminations	AIG
(in millions)
General insurance operating income	$33	$—	$79	$—	$112
Life insurance operating income	(17)	—	1,199	—	1,182
Financial services operating income	91	—	397	—	488
Retirement savings & asset management operating income	4	—	244	—	248
Equity in undistributed net income of consolidated subsidiaries	405	(190)	—	(215)	—
Other	(208)	(279)	(484)	(442)	(1,413)
Income taxes (benefits)	(19)	(94)	277	—	164
Minority interest	—	—	(45)	—	(45)
Cumulative effect of accounting changes	—	—	(81)	—	(81)

Net income	$327	$(375)	$1,032	$(657)	$327

Condensed Consolidating Statements of Cash Flows

Nine months ended September 30, 2002	American
	International
	Group, Inc.	AGC	Other	Consolidated
	Guarantor	Issuer	Subsidiaries	AIG
(in millions)
Net cash provided by operating activities	$1,002	$2,602	$7,874	$11,478
Cash flows from investing:
Invested assets disposed	(160)	—	97,890	97,730
Invested assets acquired	(79)	—	(130,693)	(130,772)
Other	(29)	(279)	(139)	(447)

Net cash used in investing activities	(268)	(279)	(32,942)	(33,489)

Cash flows from financing activities:
Change in debts	183	(2,266)	5,706	3,623
Other	(915)	(56)	19,554	18,583

Net cash provided by (used in) financing activities	(732)	(2,322)	25,260	22,206

Change in cash	2	1	192	195
Cash at beginning of period	1	1	696	698

Cash at end of period	$3	$2	$888	$893

Nine months ended September 30, 2001	American
	International
	Group, Inc.	AGC	Other	Consolidated
	Guarantor	Issuer	Subsidiaries	AIG
(in millions)
Net cash provided by (used in) operating activities	$834	$(237)	$7,533	$8,130
Cash flows from investing:
Invested assets disposed	(380)	—	83,408	83,028
Invested assets acquired	(426)	—	(111,618)	(112,044)
Other	(67)	17	(516)	(566)

Net cash provided by (used in) investing activities	(873)	17	(28,726)	(29,582)

Cash flows from financing activities:
Change in debts	882	667	7,573	9,122
Other	(843)	(447)	13,583	12,293

Net cash provided by financing activities	39	220	21,156	21,415

Change in cash	—	—	(37)	(37)
Cash at beginning of period	1	3	518	522

Cash at end of period	$1	$3	$481	$485

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

Operational Review

Consolidated Results

      AIG’s net income in the first nine months of 2002 increased 60.8 percent to $5.62 billion when compared to $3.50 billion in the same period of 2001. Excluding $1.38 billion of acquisition, restructuring and related charges, and $533 million in World Trade Center and related losses (WTC), net of tax incurred in 2001, AIG’s net income in the first nine months of 2002 increased 3.8 percent. The primary reason for the reduced growth rate in net income in the first nine months of 2002 relative to historical AIG growth rates was the realized capital losses, net of tax of $955 million and $361 million in 2002 and 2001, respectively.

      AIG’s operations are conducted principally through four business segments: general insurance, life insurance, financial services and retirement savings & asset management. The following table summarizes the operations of each principal segment for the nine month periods ending September 30, 2002 and 2001:

(in millions)

	2002	2001

Revenues:
General insurance(a)	$19,156	$16,309
Life insurance(b)	23,558	22,174
Financial services(c)	4,961	4,728
Retirement savings & asset management(d)	2,637	2,715
Other	(363)	(398)

Total	$49,949	$45,528

Operating income:
General insurance	$2,711	$1,973
Life insurance	3,799	3,603
Financial services	1,568	1,404
Retirement savings & asset management	808	801
Other	(431)	(2,359)

Total	$8,455	$5,422

(a)	Represents the sum of net premiums earned, net investment income and realized capital gains (losses).

(b)	Represents the sum of life premium income, net investment income and realized capital gains (losses).

(c)	Represents financial services commissions, transactions and other fees.

(d)	Represents retirement savings & asset management commissions and other fees.

     General Insurance: General insurance operating income increased 37.4 percent in the first nine months of 2002 compared to the same period in 2001. Excluding realized capital gains (losses) and WTC losses of $769 million, including $200 million from Transatlantic in 2001, general insurance operating income increased 10.9 percent, reflecting strong growth in adjusted underwriting profit. The growth in investment income slowed primarily as a result of lower earnings from the private equity portfolio.

      Life Insurance: Life insurance operating income increased 5.4 percent in the first nine months of 2002 compared to the same period in 2001. Excluding realized capital gains (losses) and WTC losses of $131 million in 2001, life insurance operating income increased 17.7 percent, reflecting operating income growth in each of AIG’s principal life insurance businesses.

      Financial Services: Financial services operating income increased 11.7 percent in the first nine months of 2002 compared to the same period in 2001, reflecting the continued growth of each of its principal operations.

      Retirement Savings & Asset Management: Retirement savings & asset management operating income increased 1.0 percent in the first nine months of 2002 when compared to the same period in 2001. This growth was principally a result of the operations of The Variable Annuity Life Insurance Company (VALIC).

      Realized Capital Losses: During the first nine months of 2002, AIG incurred net realized capital losses of $1.46 billion, including $356 million from WorldCom securities.

      Capital Resources: At September 30, 2002, AIG had total capital funds of $58.78 billion and total borrowings of $69.38 billion. At that date, $61.31 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

      During the period from January 1, 2002 through November 1, 2002, AIG repurchased in the open market 10,858,000 shares of its common stock.

      Liquidity: At September 30, 2002, consolidated invested assets were $421.71 billion including $17.22 billion in cash and short-term investments. Consolidated net cash provided from operating activities in the first nine months of 2002 amounted to $11.48 billion.

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

      AIG’s Foreign General insurance group accepts risks primarily underwritten through American International Underwriters (AIU), a marketing unit consisting of wholly owned agencies and insurance entities. The Foreign General insurance group also includes business written by AIG’s foreign-based insurance subsidiaries for their own accounts. The Foreign General insurance group uses various marketing methods to write both business and personal lines insurance with certain refinements for local laws, customs and needs. AIU operates in over 70 countries in Asia, the Pacific Rim, Europe, Africa, Middle East and Latin America. (See also Note 6 of Notes to Financial Statements.)

      General insurance operations for the nine month periods ending September 30, 2002 and 2001 were as follows:

(in millions)

	2002	2001

Net premiums written:
DBG(a)	$11,030	$7,430
Transatlantic	1,843	1,427
Personal Lines	2,369	1,858
Mortgage Guaranty	381	364
Foreign General	4,579	3,824

Total	$20,202	$14,903

Net premiums earned:
DBG(a)	$9,379	$7,114
Transatlantic	1,745	1,347
Personal Lines	2,107	1,878
Mortgage Guaranty	376	361
Foreign General	3,955	3,609

Total	$17,562	$14,309

Adjusted underwriting profit (loss)(b):
DBG(a)	$402	$(388)
Transatlantic	31	(213)
Personal Lines(c)	10	(38)
Mortgage Guaranty	222	241
Foreign General	452	371

Total	$1,117	$(27)

Net investment income
DBG	$1,185	$1,366
Transatlantic	190	180
Personal Lines	91	86
Mortgage Guaranty	109	80
Intercompany adjustments and eliminations — net	17	17
Foreign General	494	418

Total	$2,086	$2,147

Operating income before realized capital gains (losses) (b):
DBG(a)	$1,587	$978
Transatlantic	221	(33)
Personal Lines(c)	101	48
Mortgage Guaranty	331	321
Intercompany adjustments and eliminations — net	17	17
Foreign General	946	789

Total	3,203	2,120
Realized capital gains (losses)	(492)	(147)

Operating income	$2,711	$1,973

(a)	Reflects the realignment of certain internal divisions in each year.
(b)	2001 general insurance operations includes $769 million with respect to the WTC losses.
(c)	Includes 21st Century’s third quarter 2002 loss adjustment expense pre-tax provision of $43 million for SB1899 Northridge earthquake claims.

General Insurance Results

      During the first nine months of 2002, net premiums written and net premiums earned increased 35.6 percent and 22.7 percent, respectively, from those of 2001.

      Commencing in the latter part of 1999 and continuing through 2002, the commercial property-casualty market place has experienced rate increases. Virtually all areas of DBG have experienced rate increases. Overall, DBG’s net premiums written increased $3.60 billion or 48.4 percent in the first nine months of 2002 over 2001.

      Personal Lines’ net premiums written increased 27.5 percent or $511 million in the first nine months of 2002 from 2001, reflecting auto insurance rate increases in many states.

      Foreign General insurance net premiums written increased 19.8 percent and net premiums earned increased 9.6 percent in the first nine months of 2002 when compared to the same period of 2001.

Foreign General insurance operations produced 22.7 percent of the general insurance net premiums written in the first nine months of 2002 and 25.7 percent in 2001.

      In comparing the average foreign currency exchange rates used to translate the results of AIG’s foreign general operations during the first nine months of 2002 to those average foreign currency exchange rates used to translate AIG’s foreign general results during the same period of 2001, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, when foreign net premiums written were translated into U.S. dollars for the purposes of the preparation of the consolidated financial statements, total general insurance net premiums written were approximately 1.4 percentage points less than they would have been if translated utilizing those average foreign currency exchange rates which prevailed during that same period of 2001.

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

      The statutory general insurance ratios for the nine months ending September 30, 2002 and 2001 were as follows:

	2002	2001

Domestic General:
Loss Ratio	78.41	86.44
Expense Ratio	17.86	17.66

Combined Ratio	96.27	104.10

Foreign General:
Loss Ratio	61.25	60.18
Expense Ratio	28.30	31.64

Combined Ratio	89.55	91.82

Consolidated:
Loss Ratio	74.54	79.82
Expense Ratio	20.23	21.24

Combined Ratio	94.77	101.06

      The adjusted underwriting profit (loss) was $1.12 billion for the first nine months of 2002 and $(27) million for the same period of 2001. Excluding WTC losses from losses incurred in 2001, adjusted underwriting profit increased $375 million or 50.5 percent in 2002 over the same period of 2001. This increase resulted principally from premium rate increases and policy form changes and exclusions.

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

      A basic premise of GAAP accounting is the recognition of expenses at the same time revenues are earned, the principle of matching. Therefore, to convert underwriting results to a GAAP basis, acquisition expenses are deferred and recognized over the period the related premiums written are earned. Accordingly, the statutory underwriting profit has been adjusted as a result of acquisition expenses being deferred as required by GAAP. Thus, “ad-

justed underwriting profit” is a GAAP measurement which can be viewed as gross margin or an intermediate subtotal in calculating operating income and net income.

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

      AIG’s results reflect the impact of incurred losses from catastrophes approximating $40 million and $817 million (which includes $769 million with respect to WTC losses) in the first nine months of 2002 and 2001, respectively. AIG’s gross incurred losses from catastrophes approximated $102 million and $2.1 billion (which includes approximately $2.0 billion with respect to WTC losses) in the first nine months of 2002 and 2001, respectively. While AIG believes that it has taken appropriate steps to reduce the magnitude of possible future losses, the occurrence of one or more catastrophic events of unanticipated frequency or severity, such as a terrorist attack, earthquake, or hurricane, that causes insured losses could have a material adverse effect on AIG’s results of operations, liquidity or financial condition. Current techniques and models may not accurately predict in the future the probability of catastrophic events and the extent of the resulting losses. Moreover, one or more catastrophe losses could impact negatively AIG’s reinsurers and result in an inability of AIG to collect reinsurance recoverables. The impact of losses caused by catastrophes can fluctuate widely from period to period, making comparisons of recurring type business more difficult. The pro forma table below excludes catastrophe losses in order to present comparable results of AIG’s recurring core underwriting operations. The pro forma consolidated statutory general insurance ratios for the nine months ending September 30, 2002 and 2001 would be as follows:

	2002	2001

Loss Ratio	74.32	74.11
Expense Ratio	20.23	21.24

Combined Ratio	94.55	95.35

      AIG’s historic ability to maintain its combined ratio below 100 is primarily attributable to the profitability of AIG’s foreign general insurance operations and AIG’s emphasis on maintaining its disciplined underwriting, especially in the domestic specialty markets. In addition, AIG does not seek net premium growth where rates do not adequately reflect its assessment of exposures.

      General insurance net investment income in the first nine months of 2002 decreased 2.8 percent when compared to the same period of 2001. The growth in net investment income in 2002 has slowed significantly primarily as a result of lower earnings from the general insurance private equity portfolio. Also, interest income earned from the general insurance bond portfolio was impacted by lower yields as the proceeds from maturing fixed income securities are reinvested. However, the cash flow resulting from the growth in net premiums written should have positive impact on net investment income in future quarters. (See also the discussion under “Liquidity” herein.)

      General insurance realized capital losses were $492 million and $147 million in the first nine months of 2002 and 2001, respectively. These realized capital losses resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities. (See the discussion on “Insurance Invested Assets” herein.)

      General insurance operating income for the first nine months of 2002 increased 37.4 percent to $2.71 billion. Excluding realized capital gains (losses) and WTC losses of $769 million from losses incurred in 2001, general insurance operating income increased 10.9 percent over the same period of 2001. The contribution of general insurance operating income to income before income taxes, minority interest and cumulative effect of accounting changes was 32.1 percent during the first nine months of 2002 compared to 36.4 percent in the same period of 2001. Excluding acquisition, restructuring and related charges from income before income taxes, minority interest and cumulative effect of accounting changes during the first nine months of 2001, the contribution of general insurance operating income was 26.5 percent.

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

      AIG held general reinsurance assets of $29.98 billion at September 30, 2002 as a result of its reinsurance arrangements. Thus, a credit exposure existed at September 30, 2002 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2001, approximately 43 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, nearly all of these balances were collateralized. The remaining 57 percent of the general reinsurance assets were from authorized reinsurers and over 97 percent of such balances are from reinsurers rated A-(excellent) or better, as rated by A.M. Best. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Through September 30, 2002, these distribution percentages have not changed significantly.

      AIG’s allowance for estimated unrecoverable reinsurance has not changed significantly from December 31, 2001 when AIG had allowances for unrecoverable reinsurance approximating $75 million. At September 30, 2002, AIG had no significant reinsurance recoverables from any individual reinsurer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

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

      At September 30, 2002, the consolidated general reinsurance assets of $29.98 billion include reinsurance recoverables for paid losses and loss expenses of $4.20 billion and $19.78 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments therefrom are reflected in income currently. It is AIG’s belief that the ceded reserves at September 30, 2002 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

Reserves for Losses and Loss Expenses

      At September 30, 2002, general insurance reserves for losses and loss expenses (loss reserves) amounted to $46.82 billion. These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR, and loss expenses and amounts of discounting related to certain workers’

compensation claims. At September 30, 2002, general insurance net loss reserves increased $1.15 billion from prior year end to $27.04 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management’s belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses at September 30, 2002. In the future, if the general insurance net loss reserves develop deficiently, as a result of a variety of factors which are increasingly difficult to quantify, such as the litigious nature of our society, the increasing size of jury awards and settlements, and the failure to make progress in tort reform, such deficiency would have an adverse impact on future results of operations.

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

      In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims with the same degree of reliability as is the case for other types of claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by the changes in Superfund and waste dump site coverage issues. Although the estimated liabilities for these claims are subject to a significantly greater margin of error than for other claims, the reserves carried for these claims at September 30, 2002 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG’s net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. In the future, if the environmental claims develop deficiently, such deficiency would have an adverse impact on future results of operations. (See the previous discussion on reinsurance collectibility herein.)

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

      A summary of reserves and activity for the nine months then ended September 30, 2002 and 2001, including estimates for applicable IBNR, relating to asbestos and environmental claims separately, is as follows:

(in millions)

	2002		2001

	Gross	Net	Gross	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$1,114	$312	$1,100	$338
Losses and loss expenses incurred*	187	100	242	56
Losses and loss expenses paid*	(143)	(53)	(251)	(90)

Reserve for losses and loss expenses at end of period	$1,158	$359	$1,091	$304

Environmental:
Reserve for losses and loss expenses at beginning of year	$1,115	$407	$1,345	$517
Losses and loss expenses incurred*	(62)	(29)	(38)	(54)
Losses and loss expenses paid*	(121)	(50)	(153)	(58)

Reserve for losses and loss expenses at end of period	$932	$328	$1,154	$405

Combined:
Reserve for losses and loss expenses at beginning of year	$2,229	$719	$2,445	$855
Losses and loss expenses incurred*	125	71	204	2
Losses and loss expenses paid*	(264)	(103)	(404)	(148)

Reserve for losses and loss expenses at end of period	$2,090	$687	$2,245	$709

*	All amounts pertain to policies underwritten in prior years.

     The average cost per claim settled, dismissed or otherwise resolved for the nine month periods ended September 30, 2002 and 2001 was as follows:

	2002		2001

	Gross	Net	Gross	Net

Asbestos	$389,600	$144,400	$342,400	$122,800
Environmental	78,400	32,400	47,100	17,800
Combined	138,200	53,900	101,400	37,100

      The gross and net IBNR included in the aforementioned reserve for losses and loss expenses at September 30, 2002 and December 31, 2001 were estimated as follows:

(in millions)

	2002		2001

	Gross	Net	Gross	Net

Combined	$1,023	$283	$1,038	$278

A summary of asbestos and environmental claims count activity for the nine month periods ended September 30, 2002 and 2001 was as follows:

	2002			2001

	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	6,670	9,364	16,034	6,796	11,323	18,119
Claims during year:
Opened	752	1,283	2,035	587	1,517	2,104
Settled	(80)	(456)	(536)	(95)	(897)	(992)
Dismissed or otherwise resolved	(287)	(1,087)	(1,374)	(638)	(2,354)	(2,992)

Claims at end of period	7,055	9,104	16,159	6,650	9,589	16,239

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

      AIG’s survival ratios for involuntary asbestos and environmental claims, separately and combined, were based upon a three year average payment. These ratios at September 30, 2002 and 2001 were as follows:

	2002		2001

	Gross	Net	Gross	Net

Involuntary survival ratios:
Asbestos	3.7	4.2	3.2	3.8
Environmental	17.9	13.9	17.5	16.0
Combined	7.1	7.5	6.6	8.0

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

      AIG’s three principal overseas life operations are American Life Insurance Company (ALICO), American International Assurance Company, Limited together with American International Assurance Company (Bermuda) Limited (AIA) and Nan Shan Life Insurance Company, Ltd. (Nan Shan). ALICO is incorporated in Delaware and all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in approximately 50 countries located in Europe, Africa, Latin America, the Caribbean, the Middle East, and the Far East, with Japan being the largest territory. In 2001, AIG added significantly to its presence in Japan with the acquisition of AIG Star Life Insurance Co., Ltd., (AIG Star Life) as a result of the reorganization of Chiyoda Mutual Life Insurance Company. AIA operates primarily in Hong Kong, Singapore, Malaysia and Thailand. Nan Shan operates in Taiwan. AIG’s principal domestic life insurance subsidiaries include American General Life, AIG Annuity and SunAmerica Life. These companies utilize multiple distribution channels including brokerage and career and general agents to offer traditional life products as well as financial investment products. (See also Note 6 of Notes to Financial Statements.)

      Life insurance premium income presented in accordance with GAAP for the nine month periods ending September 30, 2002 and 2001 was as follows:

(in millions)

	2002	2001

Premium income:
Domestic	$3,518	$3,763
Foreign	11,513	10,208

Total	$15,031	$13,971

      Life insurance operations presented on a major product basis for the nine month periods ending September 30, 2002 and 2001 were as follows:

(in millions)

	2002	2001

Premium income, deposits and other considerations(a) (b):
Domestic:
Life	$3,198	$3,309
Fixed Annuities, Pension and Investment Products	17,299	15,225
Other	—	157

Total Domestic	20,497	18,691

Foreign:
Life	14,278	11,925
Personal Accident	1,828	1,547
Group Life/Medical	778	713
Fixed Annuity/Pension	662	584

Total Foreign	17,546	14,769

Total premium income, deposits and other considerations	$38,043	$33,460

Net investment income:
Domestic:
Life	$1,611	$1,558
Fixed Annuities, Pension and Investment Products	4,540	4,038
Other	—	4

Total Domestic	6,151	5,600

Foreign:
Life	2,639	2,289
Personal Accident	104	97
Group Life/Medical	35	34
Fixed Annuity/Pension	208	195
Intercompany Adjustments	(9)	(8)

Total Foreign	2,977	2,607

Total net investment income	$9,128	$8,207

	2002	2001

Operating income before realized capital gains (losses):
Domestic:
Life	$916	$708
Fixed Annuities, Pension and Investment Products	1,084	950
Other	—	4

Total Domestic	2,000	1,662

Foreign:
Life	1,804	1,434
Personal Accident	482	418
Group Life/Medical	92	76
Fixed Annuity/Pension	31	25
Intercompany Adjustments	(9)	(8)

Total Foreign	2,400	1,945

Total operating income before realized capital gains (losses)	4,400	3,607
Realized capital gains (losses)	(601)	(4)

Total operating income	$3,799	$3,603

Life insurance in-force(a)(c):
Domestic	$550,609	$517,067
Foreign	727,008	711,434

Total	$1,277,617	$1,228,501

(a)	Represents a non-GAAP measurement used by AIG to help manage its life insurance operation, and may not be comparable to similarly- captioned measurements used by other life insurance companies.

(b)	Premium income, deposits and other considerations represent aggregate business activity during the respective periods.

(c)	Amounts presented were as at September 30, 2002 and December 31, 2001.

Life Insurance Results

      Life insurance operating income increased 5.4 percent to $3.80 billion during the first nine months of 2002 when compared to the same period last year. Excluding realized capital gains (losses) and WTC losses of $131 million in 2001, life insurance operating income increased 17.7 percent in 2002 over the same period of 2001. The contribution of life insurance operating income to income before income taxes, minority interest and cumulative effect of accounting changes amounted to 44.9 percent during the first nine months of 2002 compared to 66.5 percent in the same period of 2001. The increase in contribution percentage in 2001 was influenced by the impact of the WTC losses on general insurance operating income and its reduced contribution to income before income taxes, minority interest and cumulative effect of accounting changes. Excluding acquisition, restructuring and related charges from income before income taxes, minority interest and cumulative effect of accounting changes during the first nine months of 2001, the contribution of life insurance operating income was 48.4 percent.

      AIG’s GAAP life premium income during the first nine months of 2002 represented a 7.6 percent increase from the same period in 2001. Foreign life operations produced 76.6 percent and 73.1 percent of the GAAP life premium income in 2002 and 2001, respectively.

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

      As previously discussed, the U.S. dollar strengthened in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, for the first nine months of 2002, when foreign life premium income was translated into U.S. dollars for purposes of the preparation of the consolidated financial statements, total life premium income was approximately 2.1 percentage points less than it would have been if translated utilizing average exchange rates prevailing in 2001.

      Life insurance net investment income increased 11.2 percent during the first nine months of 2002. The growth in net investment income was primarily attributable to both foreign and domestic new cash flow for investment. The new cash flow was generated from life insurance operations and included the compounding of previously earned and reinvested net investment income. (See also the discussion under “Liquidity” herein.)

      Life insurance realized capital losses for the first nine months were $601 million in 2002 and $4 million in 2001. These realized capital losses resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities and redemptions of fixed maturities. (See the discussion on “Insurance Invested Assets” herein.)

Underwriting and Investment Risk

      The risks associated with the traditional life and accident and health products are underwriting risk and investment risk. The risk associated with the financial and investment contract products is investment risk.

      Underwriting risk represents the exposure to loss resulting from the actual policy experience adversely emerging in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses. AIG’s foreign life companies limit their maximum underwriting exposure on traditional life insurance of a single life to approximately $1.5 million dollars of coverage and AIG’s domestic life companies, including those of AGC, limit their maximum underwriting exposure on traditional life insurance of a single life to $2.5 million of coverage by using yearly renewable term reinsurance.

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

      AIG uses asset-liability matching as a management tool worldwide to determine the composition of the invested assets and appropriate marketing strategies. As a part of these strategies, AIG may determine that it is economically advantageous to be temporarily in an unmatched position due to anticipated interest rate or other economic changes.

      For the ALICO operations in Japan, the variable life contract separate account fund performance has varied from the level assumed in the original pricing of the product. Thus, a general account liability has been established for the potential shortfall of future contract revenues. The ultimate liability is predominately dependent upon the fund performance in the future.

Financial Services Operations

      AIG’s financial services subsidiaries engage in diversified financial products and services including lease, consumer and premium financing, and capital markets structuring and market-making activities.

      International Lease Finance Corporation (ILFC) engages primarily in the acquisition of commercial jet aircraft and the leasing and remarketing of such aircraft to airlines around the world. Also, ILFC provides, for a fee, fleet management services to certain third-party operators. (See also Note 6 of Notes to Financial Statements.)

      AIG Financial Products Corp. and its subsidiaries (AIGFP) structure financial transactions, including long-dated interest rate and currency swaps and structured borrowings through notes, bonds and guaranteed investment agreements. AIGFP does not engage in trading activities with respect to commodity contracts. AIG Trading Group Inc. and its subsidiaries (AIGTG) engage in various commodity trading, foreign exchange trading, interest rate swaps and market making activities. (See also Note 6 of Notes to Financial Statements.)

      AIG’s Consumer Finance operations include American General Finance, Inc. and its subsidiaries (AGF) as well as AIG Consumer Finance Group, Inc. and its subsidiaries (CFG). AGF and CFG provide a wide variety of consumer finance products, including mortgages, consumer loans, retail sales finance and credit related insurance to customers both domestically and overseas, particularly in emerging markets. (See also Note 6 of Notes to Financial Statements.)

      Financial services operations for the nine month periods ending September 30, 2002, and 2001 were as follows:

(in millions)

	2002	2001

Revenues:
ILFC(a)	$2,096	$1,937
AIGFP(b)	857	802
Consumer Finance(c)	1,838	1,903
Other	170	86

Total	$4,961	$4,728

Operating income:
ILFC	$588	$531
AIGFP	541	524
Consumer Finance	409	379
Other, including intercompany adjustments	30	(30)

Total	$1,568	$1,404

(a)	Revenues were primarily from aircraft lease rentals.
(b)	Revenues were primarily fees from proprietary positions entered into in connection with counterparty transactions.
(c)	Revenues were primarily finance charges.

Financial Services Results

      Financial services operating income increased 11.7 percent in the first nine months of 2002 over the same period of 2001. Financial services operating income represented 18.6 percent of AIG’s income before income taxes and minority interest in the first nine months of 2002. This compares to 25.9 percent in the same period of 2001. The increase in contribution percentage in 2001 was influenced by the impact of the WTC losses on general insurance operating income and its reduced contribution to income before income taxes, minority interest and cumulative effect of accounting changes. Excluding acquisition, restructuring, and related charges from income before income taxes, minority interest and cumulative effect of accounting changes during the first nine months of 2001, the contribution of financial services operating income was 18.9 percent.

      ILFC generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in the first nine months of 2002 increased 8.2 percent from the same period of 2001. The revenue growth resulted primarily from the increase in flight equipment under operating lease and the increase in the relative cost of the leased fleet. Approximately 20 percent of ILFC’s operating lease revenues are derived from U.S. and Canadian airlines. During the first nine months of 2002, operating income increased 10.7 percent from the same period of 2001. ILFC finances its purchases of aircraft primarily through the issuance of a variety of debt instruments. The composite borrowing rates at the end of the first nine months of 2002 and 2001 were 4.95 percent and 5.21 percent, respectively. (See also the discussions under “Capital Resources” and “Liquidity” herein and Note 6 of Notes to Financial Statements.)

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

      AIGFP participates in the derivatives dealer market conducting, primarily as principal, an interest rate, currency, equity and credit derivative products business. AIGFP also enters into structured transactions including long-dated forward foreign exchange contracts, option transactions, liquidity facilities and investment agreements and invests in a diversified portfolio of securities. AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than from speculative transactions. Revenues in the first nine months of 2002 increased 6.9 percent from the same period of 2001. During the first nine months of 2002, operating income increased 3.2 percent from the same period of 2001. As AIGFP is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. Revenues of AIGFP and the percentage change in revenues for any given period are significantly affected by the number and size of transactions entered into by AIGFP during that period relative to those entered into during the prior period. Operating income and the percentage change in operating income for any period are determined by the number, size and profitability of the transactions attributable to that period relative to those attributable to the prior period. The most significant component of operating expenses is compensation, which approximated 30 percent of revenue in the nine months ended September 30, 2002 and 2001. (See also the discussions under “Capital Resources,” “Liquidity” and “Derivatives” herein and Note 6 of Notes to Financial Statements.)

      Consumer Finance operations are comprised of AGF, which derives a substantial portion of its revenues from finance charges assessed on outstanding mortgages and finance receivables from the sub-prime market, and CFG, which is engaged in developing a multi-product consumer finance business with an emphasis on emerging markets. Although Consumer Finance revenues decreased 3.4 percent in the first nine months of 2002 from the same period in 2001, operating income increased 8.0 percent compared to the 2001 period. The decline in revenues was the result of lower yields on the finance receivables, but borrowing costs also declined significantly and spreads, and therefore profits, increased as a result.

      AGF is exposed to loss when contractual payments are not received. AGF manages its collection exposure through the mix of types of loans and security thereon. (See also the discussions under “Capital Resources” and “Liquidity” herein and Note 6 of Notes to Financial Statements.)

Retirement Savings & Asset Management Operations

      AIG’s retirement savings & asset management operations offer a wide variety of investment products, including variable annuities and mutual funds, as well as investment services, including investment asset management. Such products and services are offered to individuals and institutions both domestically and overseas.

      AIG’s principal retirement savings & asset management operations are conducted through AIG SunAmerica Inc. (SunAmerica), VALIC, AIG Global Investment Group, Inc. and its subsidiaries (Global Investment) and AIG Capital Partners, Inc. (Cap Partners). SunAmerica develops and sells variable annuities and other investment products, sells and manages mutual funds and provides financial services. VALIC provides tax qualified annuities to the employees of educational, healthcare and governmental entities. Global Investment manages third-party institutional, retail and private equity funds invested assets on a global basis, and provides custodial services. Cap Partners organizes, and manages the invested assets of institutional private equity investment funds and may also invest in such funds. Each of these subsidiary operations receives fees for investment products and services provided.

      For variable annuities, AIG’s policy has been to adjust amortization assumptions for deferred acquisition costs (DAC) when estimates of current or future gross profits to be realized from these contracts are revised. With respect to variable annuities sold domestically by SunAmerica and VALIC (representing the vast majority of AIG’s variable annuity business), the assumption for the long-term annual net growth rate of the equity markets used in the determination of DAC amortization is approximately 10 percent. A methodology referred to as “reversion to the mean” is used to maintain this long-term net growth rate assumption, while giving consideration to short-term variations in equity markets.

      A number of guaranteed minimum death benefits (GMDB) and other similar benefits are offered on variable annuities. GMDB-related contract benefits incurred, net of reinsurance were $54 million and $13 million for the nine months ended September 30, 2002 and 2001, respectively. In accordance with GAAP, AIG expenses these benefits in the period paid. With respect to the other benefits, substantially all of AIG’s policy obligations are reinsured.

      Retirement savings & asset management operations for the nine month periods ending September 30, 2002 and 2001 were as follows:

(in millions)

	2002	2001

Revenues:
VALIC	$1,606	$1,589
SunAmerica	454	497
Other*	577	629

Total	$2,637	$2,715

Operating Income:
VALIC	$572	$491
SunAmerica	57	160
Other*	179	150

Total	$808	$801

*	Includes Global Investment, Cap Partners, John McStay Investment Counsel and certain overseas variable annuity operations.

Retirement Savings & Asset Management Results

      Retirement savings & asset management operating income in the first nine months of 2002 increased 1.0 percent when compared to the same period of 2001.

      Retirement savings & asset management operating income represented 9.6 percent of AIG’s income before income taxes and minority interest in the first nine months of 2002. This compares to 14.8 percent in the same period of 2001. Excluding acquisition, restructuring, and related charges from income before income taxes, minority interest and cumulative effect of accounting changes during the first nine months of 2001, the contribution of retirement savings & asset management operating income to income was 10.8 percent.

      At September 30, 2002, AIG’s third party assets under management, including both retail mutual funds and institutional accounts, approximated $40 billion.

Other Operations

      Other realized capital losses amounted to $363 million, and $398 million in the first nine months of 2002 and 2001, respectively.

      Other income (deductions)-net includes income generated by the investment of capital held by SunAmerica outside of its life insurance subsidiaries, AIG’s equity in certain minor majority-owned subsidiaries and certain partially-owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In the first nine months of 2002, other income (deductions) — net amounted to $(68) million. In the same period of 2001, other income (deductions) — net amounted to $56 million. This decline was primarily the result of weaker performance of SunAmerica investments in partnerships and private equities and 21st Century’s third quarter 2002 pre-tax charge of $37 million to write off capitalized costs associated with a software development project.

      Acquisition, restructuring and related charges of $2.02 billion for the first nine months of 2001 were incurred in connection with the acquisition of AGC, including $654 million paid by AGC in connection with the termination of AGC’s merger with Prudential plc.

      Income before income taxes, minority interest and cumulative effect of accounting changes amounted to $8.46 billion in the first nine months of 2002 compared to $5.42 billion in the same period of 2001.

      In the first nine months of 2002, AIG recorded a provision for income taxes of $2.58 billion compared to the provision of $1.54 billion in the same period of 2001. These provisions represent effective tax rates of 30.5 percent in the first nine months of 2002, and 28.3 percent in the same period of 2001.

      Minority interest represents minority shareholders’ equity in income of certain majority-owned consolidated subsidiaries. Minority interest amounted to $251 million and $254 million in the first nine months of 2002 and 2001, respectively.

      Income before the cumulative effect of accounting changes amounted to $5.62 billion in the first nine months of 2002 and $3.63 billion in the same period of 2001.

      Net income amounted to $5.62 billion in the first nine months of 2002 and $3.50 billion in the same period of 2001. The increases in net income over the periods resulted from those factors described above.

Capital Resources

      At September 30, 2002, AIG had total capital funds of $58.78 billion and total borrowings of $69.38 billion. At that date, $61.31 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

Borrowings

      Total borrowings and borrowings not guaranteed or matched at September 30, 2002 and December 31, 2001 were as follows:

(in millions)

	2002	2001

GIAs — AIGFP	$14,986	$16,392

Commercial Paper:
AGC	—	2,468
AGF(a)	3,984	4,853
AIG Funding, Inc. (Funding)	2,669	902
ILFC(a)	3,720	3,494
AIG Finance (Taiwan) Limited(a)	74	107
AIG Credit Card Company (Taiwan)(a)	66	68

Total	10,513	11,892

Medium Term Notes:
AGF(a)	6,339	4,100
ILFC(a)	4,908	4,809
AIG	498	542

Total	11,745	9,451

Notes and Bonds Payable:
ILFC(a)	9,667	7,073
AIGFP	15,254	13,920
AIG	1,600	1,577
AGC	1,541	1,340
AGF(a)	1,907	2,201

Total	29,969	26,111

Loans and Mortgages Payable:
ILFC(a)(b)	296	365
AIG Finance (Hong Kong) Limited(a)	276	290
CFG(a)	836	885
AIG	756	345

Total	2,164	1,885

Total Borrowings	69,377	65,731

Borrowings not guaranteed by AIG	32,073	28,245
Matched GIA borrowings	14,986	16,392
Matched notes and bonds payable — AIGFP	14,251	12,185

	61,310	56,822

Remaining borrowings of AIG	$8,067	$8,909

(a)	AIG does not guarantee these borrowings.
(b)	Capital lease obligations.

     At September 30, 2002, the commercial paper issued and outstanding was as follows:

(dollars in millions)

		Unamortized		Weighted	Weighted
	Net	Discount		Average	Average
	Book	and accrued	Face	Interest	Maturity
	Value	interest	Amount	Rate	In Days

Funding	$2,669	$3	$2,672	1.78%	27
ILFC	3,720	10	3,730	1.80	54
AGF	3,984	8	3,992	1.80	42
AIGF — Taiwan*	74	1	75	4.41	64
AIGCCC — Taiwan*	66	—	66	2.81	70

Total	$10,513	$22	$10,535	—	—

*	Issued in Taiwan N.T. dollars at prevailing local interest rates.

     The maturity distributions of total borrowings at September 30, 2002 and December 31, 2001 were as follows:

(in millions)

	2002	2001

Short-term borrowings	$17,116	$19,336
Long-term borrowings*	52,261	46,395

Total borrowings	$69,377	$65,731

*	Including commercial paper and excluding that portion of long-term debt maturing in less than one year.

     During the first nine months of 2002, AIGFP increased the aggregate principal amount outstanding of its notes and bonds payable to $15.25 billion. AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The funds may also be temporarily invested in securities purchased under agreements to resell. (See also the discussions under “Operational Review”, “Liquidity” and “Derivatives” herein.)

      AIG Funding, Inc. (Funding), through the issuance of commercial paper, fulfills the short-term cash requirements of AIG and its non-insurance subsidiaries. Funding intends to continue to meet AIG’s funding requirements through the issuance of commercial paper guaranteed by AIG. This issuance of Funding’s commercial paper is subject to the approval of AIG’s Board of Directors. ILFC and

A.I. Credit Corp. (AICCO) as well as AIG Credit Card Company (Taiwan) — (AIGCCC-Taiwan) and AIG Finance (Taiwan) Limited — (AIGF-Taiwan), both consumer finance subsidiaries in Taiwan, AGC and AGF have issued commercial paper for the funding of their own operations. At September 30, 2002, AIG did not guarantee the commercial paper of any of its subsidiaries other than Funding. On July 8, 2002, AGC ceased issuing commercial paper under its program. AGC’s funding requirements are now being met through Funding’s commercial paper program. In early 2001, AICCO ceased issuing commercial paper under its program and the agreement which AIG had provided supporting the commercial paper was terminated; AICCO’s funding requirements are now met through Funding’s program. (See also the discussion under “Derivatives” herein.)

      AIG and Funding are parties to syndicated revolving credit facilities (collectively, the Facility) aggregating $2.75 billion. The Facility consists of $1.375 billion in a short-term revolving credit facility and $1.375 billion in a five year revolving credit facility. The Facility can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs administered by Funding. There were no borrowings outstanding under the Facility as of September 30, 2002.

      AGF is a party to unsecured syndicated revolving credit facilities aggregating $3.0 billion. The facilities consists of $1.5 billion in a short-term revolving credit facility and $1.5 billion in a five year revolving credit facility, which support AGF’s commercial paper borrowings. There were no borrowings under this facility as of September 30, 2002. AGF had $258 million in aggregate principal amount of debt securities registered and available for issuance at September 30, 2002. AGF uses the proceeds from the issuance of notes and bonds for the funding of its finance receivables.

      As of November 2001, AIG guaranteed the notes and bonds of AGC. During the first nine months of 2002, AGC issued $200 million in notes which will mature in March 2003. These notes are included in Notes and Bonds Payable in the accompanying table of borrowings.

      ILFC has entered into committed revolving loans and lines of credit with commercial banks aggregating $2.85 billion to support its commercial paper program. At September 30, 2002, there were no borrowings under these facilities. During October 2002, the amount of these facilities was increased to $3.15 billion.

      At September 30, 2002, ILFC had increased the aggregate principal amount outstanding of its medium term and term notes to $14.58 billion, a net increase of $2.69 billion, and recorded a net decline in its capital lease obligations of $69 million and a net increase in its commercial paper of $226 million. On January 28, 2002, ILFC registered $4.0 billion principal amount of debt securities for issuance from time to time. At September 30, 2002, $2.78 billion had been issued. During the second quarter of 2002, ILFC expanded its Euro Medium Term Note Program to $4.0 billion, under which $2.31 billion in notes were sold through September 30, 2002. Notes issued under this program are included in Notes and Bonds Payable in the accompanying table of borrowings.

      ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varied from 5.75 percent to 5.90 percent on these aircraft depending on the delivery date of the aircraft. At September 30, 2002, ILFC had $2.17 billion outstanding under this facility. Borrowings with respect to this facility are included in Notes and Bonds Payable in the accompanying table of borrowings.

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

      AIGFP has established a Euro Medium Term Note Program under which an aggregate principal amount of up to $4.0 billion of notes may be issued. As of September 30, 2002, $1.72 billion of notes had been issued under the program, all of which are currently outstanding. Notes issued under this program are included in Notes and Bonds Payable in the accompanying table of borrowings.

      During the first nine months of 2002, AIG issued $4 million principal amount of medium term notes and $48 million of previously issued notes matured. At September 30, 2002, AIG had

$640 million in aggregate principal amount of debt securities registered for issuance from time to time.

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

Capital Funds

      AIG’s capital funds increased $6.63 billion during the first nine months of 2002. Unrealized appreciation of investments, net of taxes increased $2.60 billion. During the first nine months of 2002, the cumulative translation adjustment loss, net of taxes, increased $303 million. The change from period to period with respect to the unrealized appreciation of investments, net of taxes was primarily impacted by the decrease in domestic interest rates. The 2001 transfer of bonds in the held to maturity, at amortized cost category to the bonds available for sale, at market value category in accordance with the transition provisions of FAS 133 resulted in a gain of $339 million recorded in the statement of comprehensive income as a cumulative effect of an accounting change adjustment. (See also the discussion under “Operational Review” and “Liquidity” herein.) The 2001 capital funds included a cumulative effect of an accounting change adjustment gain of $150 million. During the first nine months of 2002, there was a loss of $361 million, net of taxes, relating to derivative contracts designated as cash flow hedging instruments. (See also the discussion under Notes to Financial Statements and the Consolidated Statement of Comprehensive Income.) During the first nine months of 2002, retained earnings increased $5.28 billion, resulting from net income less dividends.

Stock Repurchase

      During the period from January 2002 through November 1, 2002, AIG repurchased in the open market 10,858,000 shares of its common stock. AIG intends to continue to buy its common shares in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans.

Dividends from Insurance Subsidiaries

      Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At September 30, 2002, there were no significant statutory or regulatory issues which would impair AIG’s financial condition, results of operations or liquidity. To AIG’s knowledge, no AIG company is on any regulatory or similar “watch list”. (See also the discussion under “Liquidity” herein.)

Regulation and Supervision

      AIG’s insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and jurisdictions in which they do business. The National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company’s statutory surplus to the risk inherent in its overall operations. At September 30, 2002, the adjusted capital of each of AIG’s domestic general companies and of each of AIG’s domestic life companies exceeded each of their RBC standards by considerable margins. Federal, state or local legislation may affect AIG’s ability to operate and expand its various financial services businesses and changes in the current laws, regulations or interpretations thereof may have a material adverse effect on these businesses.

      A substantial portion of AIG’s general insurance business and a majority of its life insurance business are conducted in foreign countries. The degree of regulation and supervision in foreign jurisdictions varies from minimal in some to stringent in others. Generally, AIG, as well as the underwriting companies operating in such jurisdictions, must satisfy local regulatory requirements. Licenses issued by foreign authorities to AIG subsidiaries are subject to modification and revocation. Thus, AIG’s insurance subsidiaries could be prevented from conducting future business in certain of the jurisdic-

tions where they currently operate. AIG’s international operations include operations in various developing nations. Both current and future foreign operations could be adversely affected by unfavorable political developments up to and including nationalization of AIG’s operations without compensation. Adverse effects resulting from any one country may impact AIG’s results of operations, liquidity and financial condition depending on the magnitude of the event and AIG’s net financial exposure at that time in that country.

Contractual Obligations and Other Commercial Commitments

      The maturity schedule of AIG’s most significant contractual obligations at September 30, 2002 is presented in the following table:

(in millions)

	Payments due by Period

			2003	2005	Remaining
			through	through	years after
September 30, 2002	Total	2002	2004	2006	2006

Borrowings*	$58,864	$17,116	$15,354	$7,061	$19,333
Unconditional Obligations to Purchase Aircraft	29,414	1,142	8,946	9,401	9,925
Other Long-Term Obligations:
ILFC	1,120	267	853	—	—

Total	$89,398	$18,525	$25,153	$16,462	$29,258

*	Excludes commercial paper and includes ILFC’s capital lease obligations.

     The maturity schedule of AIG’s most significant Other Commercial Commitments at September 30, 2002 is presented in the following table:

(in millions)

	Amount of Commitment Expiration

	Total	Less
	Amounts	than 1	1-3	4-5	After 5
September 30, 2002	Committed	year	years	years	years

Letters of Credit:
AIGFP	$966	$2	$51	$86	$827
Guarantees:
SunAmerica(a)	3,793	—	1,092	104	2,597
Other Commercial Commitments:
AIGFP(b)	4,290	7	18	331	3,934
ILFC(c)	3,047	—	656	1,458	933
SunAmerica	1,152	223	595	334	—

Total	$13,248	$232	$2,412	$2,313	$8,291

(a)	Primarily in connection with investment operations.
(b)	Primarily liquidity facilities provided in connection with certain municipal swap transactions.
(c)	Primarily in connection with aircraft acquisitions.

Special Purpose Vehicles

      AIG uses special purposes vehicles (SPVs) primarily in connection with certain guaranteed investment contract programs (“GIC Programs”) written by its life insurance subsidiaries, certain products provided by AIGFP, and certain invested asset and asset management activities.

      In the GIC Programs, AIG’s life insurance subsidiaries (principally SunAmerica Life Insurance Company) provide guaranteed investment contracts (GICs) to SPVs which are not controlled by AIG. The SPVs issue notes or bonds which are sold to third party institutional investors. Neither AIG nor the insurance company issuing the GICs has any obligation to the investors in the notes or bonds. The proceeds from the SPVs’ issuance of securities are used to invest in the GICs. The insurance company subsidiaries use these proceeds to invest in a diversified portfolio of securities, primarily investment grade bonds (see also the discussion under “Liquidity: Insurance Invested Assets”). Both the assets and the liabilities of the insurance companies arising from these GIC Programs are presented in AIG’s consolidated balance sheet. Thus, at September 30, 2002, approximately $28 billion of policyholders’ contract deposits represented liabilities from issuances of GICs included in these GIC Programs, offset by the proceeds from the issuances included as insurance invested assets.

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

      At September 30, 2002, AIG’s consolidated invested assets included $17.22 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first nine months of 2002 amounted to $11.48 billion.

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

      The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG’s insurance operations generated approximately $32.1 billion in pre-tax cash flow during the first nine months of 2002. Cash flow includes periodic premium collections, including policyholders’ contract deposits, paid loss recoveries less reinsurance premiums, losses, benefits, acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG’s insurance investment operations generated approximately $9.5 billion in investment income cash flow during the first nine months of 2002. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains net of realized capital losses.

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

      In addition to the combined insurance pre-tax operating cash flow, AIG’s insurance operations held $16.02 billion in cash and short-term investments at September 30, 2002. The aforementioned operating cash flow and the cash and short-term balances held provided AIG’s insurance operations with a significant amount of liquidity.

      This liquidity is available, among other things, to purchase predominantly high quality and diversified fixed income securities and to a lesser extent marketable equity securities and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $82 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $105 billion of fixed income securities and marketable equity securities during the first nine months of 2002.

Invested Assets

      The following table is a summary of AIG’s invested assets by significant segment, including investment income due and accrued of $4.32 billion and $3.68 billion and real estate of $2.74 billion and $2.65 billion, respectively, at September 30, 2002 and December 31, 2001:

(dollars in millions)

	September 30, 2002		December 31, 2001

	Invested	Percent	Invested	Percent
	Assets	of Total	Assets	of Total

General insurance	$51,958	12.3%	$43,159	11.9%
Life insurance	255,580	60.6	213,776	58.6
Financial services	109,923	26.1	103,944	28.5
Other	4,244	1.0	3,722	1.0

Total	$421,705	100.0%	$364,601	100.0%

Insurance Invested Assets

      The following tables summarize the composition of AIG’s insurance invested assets by insurance segment, including investment income due and accrued and real estate, at September 30, 2002 and December 31, 2001:

(dollars in millions)

					Percent Distribution
	General	Life		Percent
September 30, 2002	Insurance	Insurance	Total	of Total	Domestic	Foreign

Fixed maturities:
Available for sale, at market value(a)	$33,283	$194,798	$228,081	74.2%	68.7%	31.3%
Equity securities, at market value(b)	4,306	3,375	7,681	2.5	49.8	50.2
Mortgage loans on real estate, policy and collateral loans	38	18,777	18,815	6.1	68.4	31.6
Short-term investments, including time deposits, and cash	2,098	13,922	16,020	5.2	78.4	21.6
Real estate	454	2,139	2,593	0.8	18.4	81.6
Investment income due and accrued	720	3,499	4,219	1.4	64.1	35.9
Other invested assets	11,059	19,070	30,129	9.8	75.4	24.6

Total	$51,958	$255,580	$307,538	100.0%	68.9%	31.1%

(a)	Includes $850 million of bond trading securities, at market value.
(b)	Includes $1.62 billion of non-redeemable preferred stocks, at market value.

(dollars in millions)

					Percent Distribution
	General	Life		Percent
December 31, 2001	Insurance	Insurance	Total	of Total	Domestic	Foreign

Fixed maturities:
Available for sale, at market value(a)	$29,602	$169,750	$199,352	77.6%	68.8%	31.2%
Equity securities, at market value(b)	4,568	3,139	7,707	3.0	53.9	46.1
Mortgage loans on real estate, policy and collateral loans	58	17,975	18,033	7.0	68.0	32.0
Short-term investments, including time deposits, and cash	1,652	5,520	7,172	2.8	49.6	50.4
Real estate	410	2,106	2,516	1.0	21.5	78.5
Investment income due and accrued	573	3,001	3,574	1.4	63.9	36.1
Other invested assets	6,296	12,285	18,581	7.2	78.4	21.6

Total	$43,159	$213,776	$256,935	100.0%	68.0%	32.0%

(a)	Includes $842 million of bond trading securities, at market value.
(b)	Includes $1.72 billion of non-redeemable preferred stocks, at market value.

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

Credit Quality

      At September 30, 2002, approximately 69 percent of the fixed maturities investments were domestic securities. Approximately 32 percent of such domestic securities were rated AAA. Approximately 10 percent were below investment grade or not rated.

      A significant portion of the foreign insurance fixed income portfolio is rated by Moody’s, Standard & Poor’s (S&P) or similar foreign services.

Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At September 30, 2002, approximately 15 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG’s internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 12 percent were below investment grade or not rated at that date. A large portion of the foreign insurance fixed income portfolio are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

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

Valuation of Invested Assets

      The most significant impairment charge for any single credit for the nine months ended September 30, 2002 was approximately $231 million net of tax with respect to AIG’s holdings in WorldCom. This charge was recorded in the quarter ended June 30, 2002.

      Excluding AIG’s holdings in WorldCom, for the nine months ended September 30, 2002, no impairment charge with respect to any one single credit was significant to AIG’s consolidated financial condition or results of operations and no individual impairment loss exceeded approximately 0.6 percent of consolidated net income for the nine months ended September 30, 2002. At September 30, 2002, AIG believes that the circumstances which caused WorldCom’s fair value to significantly decline were not characteristic of AIG’s other holdings.

      AIG measured the impairment charge with respect to WorldCom by reference to the market price of the WorldCom securities as of June 30,
2002.

      Including the impairment charge with respect to AIG’s holdings of WorldCom securities, the gross impairment loss net of taxes AIG recognized in the nine months ended September 30, 2002 was approximately $467 million, of which $189 million was recognized in the three months ended September 30, 2002.

      The determination that a security has incurred an other-than-temporary decline in value and the amount of any loss recognition requires the judgment of AIG’s management and a continual review of its investments.

      In general, a security is considered a candidate for impairment if it meets any of the following criteria:

•	Trading at a significant discount to par, amortized cost (if lower) or cost for an extended period of time; or,

•	The occurrence of a discreet credit event resulting in (i) the issuer defaulting on a material outstanding obligation; or (ii) the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for the court supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value of their claims; or,

•	In the opinion of AIG’s management, it is unlikely that AIG will realize a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.

      Once a security has been identified as potentially impaired, the amount of such impairment is determined by reference to that security’s contemporaneous market price. However, the market price following a significant credit event of any issuer may be volatile after such an event. Factors such as market liquidity, hedge fund activity, sensitivity to “headline” risk, and the widening of bid/ask spreads contribute to price volatility. Because of such volatility, the market price may not be indicative of the fair value of such an investment; and consequently, not indicative of a reasonable estimate of realizable value.

      In AIG’s judgment, if a security’s market price is too volatile and not indicative of fair value, AIG will examine other relevant information such as the issuer’s recent financial performance, industry, region, liquidity, and financial condition to estimate fair value and realizable value.

      As other relevant facts emerge, AIG examines such facts to determine if any further impairment has occurred. If further impairment has occurred, a charge to income will be recorded in the period such determination is made.

      At September 30, 2002, the gross unrealized losses after taxes of the fixed maturity securities was approximately $3.0 billion. The average time that these securities were in a consecutive unrealized loss position was approximately seven months. At September 30, 2002, the gross unrealized losses after taxes of the equity securities portfolio was approximately $800 million. The average time that these securities were in a consecutive unrealized loss position was approximately five months.

      The impact on net income of gross unrealized losses after taxes will be further mitigated upon realization, because certain realized losses will be charged to participating policyholder accounts and realization will also result in reductions in the amortization of certain deferred acquisition costs.

      At September 30, 2002, the gross unrealized losses after taxes in the portfolio of fixed maturity and equity securities included the following concentrations:

(in millions)

Gross
Unrealized Losses
Concentration	After Taxes

Investment Grade:
Telecommunications	$216
Airline related	$142
Cable and Media	$51
Energy	$236
Not rated and Below Investment Grade:
Telecommunications	$255
Airline related	$86
Cable and Media	$98
Energy	$365

      At September 30, 2002, aggregate pre-tax gross unrealized gains were $14.1 billion and aggregate pre-tax gross unrealized losses were $5.8 billion. No single issuer accounted for more than three percent of the gross unrealized losses.

      With respect to the gross unrealized losses after taxes, presented in the above table, $800 million related to fixed maturity securities that were below investment grade or not rated.

      At September 30, 2002, the fair value of AIG’s fixed maturities and equity securities portfolios aggregated approximately $236.5 billion. Of this aggregate fair value, approximately 1.7 percent represented securities trading at below 75 percent of amortized cost or cost.

      The amortized cost of fixed maturities in an unrealized loss position at September 30, 2002, by contractual maturity, is shown below.

(in millions)

Amortized
Cost

Fixed maturities available for sale:
Due in one year or less	$2,018
Due after one year through five years	2,822
Due after five years through ten years	4,177
Due after ten years	20,968

Total	$29,985

      In the nine months ended September 30, 2002, the pre-tax gross realized losses incurred with respect to the sale of fixed maturity and equity securities were $2.4 billion. The aggregate fair value of securities sold was $13.1 billion, which was approximately 84 percent of amortized cost. The average period of time that securities sold at a loss during the quarter and nine months ended September 30, 2002 were trading continuously at a price below book value was approximately seven months.

      AIG has the ability to hold any security to its stated maturity. Therefore, the decision to sell reflects the judgment of AIG’s management that the security sold is unlikely to provide, on a relative value basis, as attractive a return in the future as alternative securities entailing comparable risks. With respect to distressed securities, the sale decision reflects management’s judgment that the risk-discounted anticipated ultimate recovery is less than the value achievable on sale.

      AIG considers non-traded securities to mean certain fixed income investments, certain structured securities, direct private equities, limited partner-

ships and hedge funds. The aggregate carrying value of these securities at September 30, 2002 was approximately $23.9 billion.

      The methodology used to estimate fair value of non-traded fixed income investments is by reference to traded securities with similar attributes and using a matrix pricing methodology. This technique takes into account such factors as the industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer, and other relevant factors. The change in fair value is recognized as a component of Other comprehensive income.

      For certain structured securities, the carrying value is based on an estimate of the security’s future cash flows pursuant to the requirements of EITF 99-20. The change in carrying value is recognized in income.

      Direct private equities, hedge funds and limited partnerships in which AIG holds in the aggregate less than a five percent interest, are carried at fair value. The change in fair value is recognized as a component of Other comprehensive income.

      With respect to hedge funds and limited partnerships in which AIG holds in the aggregate a five percent or more interest, AIG’s carrying value is the net asset value. The changes in such net asset values are recorded in income.

      AIG obtains the fair value of its investments in limited partnerships and hedge funds from information provided by the sponsors of each of these investments, the accounts of which are generally audited.

      Each of these investment categories is regularly tested to determine if impairment in value exists. Various valuation techniques are used with respect to each category in this determination.

Mortgage Investments

      Mortgage loans on real estate, policy and collateral loans comprised 6.1 percent of AIG’s insurance invested assets at September 30, 2002. AIG’s insurance operations’ holdings of real estate mortgages amounted to $11.31 billion of which 86.5 percent was domestic. At September 30, 2002, only a nominal amount were in default. It is AIG’s practice to maintain a maximum loan to value ratio of 75 percent at loan origination. At September 30, 2002, AIG’s insurance holdings of collateral loans amounted to $1.49 billion, all of which were foreign. It is AIG’s strategy to enter into mortgage and collateral loans as an adjunct primarily to life insurance fixed maturity investments. AIG’s policy loans increased from $5.79 billion at December 31, 2001 to $6.02 billion at September 30, 2002.

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

      AIG calculated the VaR with respect to the net fair value of each of AIG’s insurance segments as of September 30, 2002 and December 31, 2001. AIG uses the historical simulation methodology which entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was re-priced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure). A one month holding period was assumed in computing the VaR figure.

      The following table presents the VaR on a combined basis and of each component of market risk for each of AIG’s insurance segments as of September 30, 2002 and December 31, 2001. VaR with respect to combined operations cannot be derived by aggregating the individual risk or segment amounts presented herein.

(in millions)

	General Insurance		Life Insurance

Market Risk	2002	2001	2002	2001

Combined	$643	$779	$1,979	$1,804
Interest rate	412	425	1,749	1,631
Currency	52	34	121	134
Equity	599	710	850	627

      The following table presents the average, high and low VaRs on a combined basis and of each component of market risk for each of AIG’s insurance segments as of September 30, 2002 and December 31, 2001.

(in millions)

	2002			2001

	Average	High	Low	Average	High	Low

General Insurance
Market Risk
Combined	$770	$863	$643	$797	$837	$744
Interest rate	409	425	399	449	464	425
Currency	44	54	34	46	59	34
Equity	726	822	599	741	812	603
Life Insurance
Market Risk
Combined	$1,896	$1,979	$1,804	$1,572	$1,804	$1,354
Interest rate	1,742	1,874	1,631	1,512	1,631	1,364
Currency	121	134	108	216	373	134
Equity	719	850	627	430	627	332

Financial Services Invested Assets

      The following table is a summary of the composition of AIG’s financial services invested assets at September 30, 2002 and December 31, 2001. (See also the discussions under “Operational Review: Financial Services Operations”, “Operational Review: Retirement Savings & Asset Management Operations”, “Capital Resources” and “Derivatives” herein.)

(dollars in millions)

	2002		2001

	Invested	Percent	Invested	Percent
	Assets	of Total	Assets	of Total

Flight equipment primarily under operating leases, net of accumulated depreciation	$25,971	23.6%	$22,710	21.9%
Finance receivables, net of allowance	15,101	13.7	13,955	13.4
Unrealized gain on interest rate and currency swaps, options and forward transactions	15,106	13.8	11,493	11.1
Securities available for sale, at market value	16,552	15.1	17,801	17.1
Trading securities, at market value	4,729	4.3	5,733	5.5
Securities purchased under agreements to resell, at contract value	22,768	20.7	21,638	20.8
Trading assets	4,645	4.2	6,234	6.0
Spot commodities, at market value	483	0.4	352	0.3
Other, including short-term investments	4,568	4.2	4,028	3.9

Total	$109,923	100.0%	$103,944	100.0%

      As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC’s debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During the first nine months of 2002, ILFC acquired flight equipment costing $4.06 billion. (See also the discussion under “Operational Review: Financial Services Operations” and “Capital Resources” herein.)

      ILFC is exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates. As of September 30, 2002 and December 31, 2001, AIG statistically measured the aforementioned loss of fair value through the application of a VaR model. In this analysis, the net fair value of ILFC was determined using the financial instrument assets which included the tax adjusted future flight equipment lease revenue and the financial instrument liabilities which included the future servicing of the current debt. The estimated impact of the current derivative positions was also taken into account.

      AIG calculated the VaR with respect to the net fair value of ILFC using the historical simulation methodology, as previously described. As of September 30, 2002 and December 31, 2001, the VaR with respect to the aforementioned net fair value of ILFC was approximately $18 million and $10 million, respectively.

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

      Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At September 30, 2002, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $47 million of these securities. There were no securities deemed below investment grade at September 30, 2002. There have been no significant downgrades through November 1, 2002. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

      AIGFP is exposed to credit risk. If its securities available for sale portfolio were to suffer significant default and the collateral held declined significantly in value with no replacement, AIGFP could have a liquidity strain. AIG guarantees AIGFP’s debt and, as a result, is responsible for all of AIGFP’s obligations.

      AIGTG conducts, as principal, market making and trading activities in foreign exchange and commodities, primarily precious and base metals. AIGTG owns inventories in the commodities in which it trades and may reduce the exposure to market risk through the use of swaps, forwards, futures and option contracts. AIGTG uses derivatives to manage the economic exposure of its various trading positions and transactions from adverse movements of interest rates, foreign currency exchange rates and commodity prices. AIGTG sup-

ports its trading activities largely through trading liabilities, unrealized losses on swaps, short-term borrowings, securities sold under agreements to repurchase and securities and commodities sold but not yet purchased. (See also the discussions under “Capital Resources” and “Derivatives” herein.)

      The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at September 30, 2002 were as follows:

(in millions)

	Gross	Gross
	Unrealized	Unrealized
	Gains	Losses

Securities available for sale, at market value	$1,264	$1,282
Unrealized gain/loss on interest rate and currency swaps, options and forward transactions(a)(b)	15,106	11,838
Trading assets	8,617	7,505
Spot commodities, at market value	—	18
Trading liabilities	—	1,309
Securities and spot commodities sold but not yet purchased, at market value	10	—

(a) These amounts are also presented as the respective balance sheet amounts.
(b) At September 30, 2002, AIGTG’s replacement values with respect to interest rate and currency swaps were $550 million.

     AIGFP’s interest rate and currency risks on securities available for sale, at market, are managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At September 30, 2002 the unrealized gains and losses remaining after the benefit of the offsets were $90 million and $108 million, respectively.

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

      AIG calculated the VaR with respect to AIGFP and AIGTG as of September 30, 2002 and December 31, 2001. AIG uses the historical simulation methodology which entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was re-priced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95% confidence (i.e., only 5% of historical scenarios show losses greater than the VaR figure).

      The following table presents the VaR on a combined basis and of each component of AIGFP’s and AIGTG’s market risk as of September 30, 2002 and December 31, 2001. VaR with respect to combined operations cannot be derived by aggregating the individual risk presented herein.

(in millions)

	AIGFP(a)		AIGTG(b)

Market Risk	2002	2001	2002	2001

Combined	$7	$12	$2	$2
Interest rate	6	12	2	2
Currency	4	—	—	1
Equity	1	1	—	—

(a) A one month holding period was used to measure the market exposures of AIGFP.
(b) A one day holding period was used to measure the market exposures of AIGTG.

     The following table presents the average, high and low VaRs on a combined basis and of each component of AIGFP’s and AIGTG’s market risk as of September 30, 2002 and December 31, 2001.

(in millions)

	2002			2001

	Average	High	Low	Average	High	Low

AIGFP Market Risk:
Combined	$9	$12	$7	$12	$15	$9
Interest rate	8	12	6	11	15	8
Currency	1	4	—	—	1	—
Equity	1	2	1	1	2	—
AIGTG Market Risk:
Combined	$2	$3	$2	$3	$6	$2
Interest Rate	2	3	2	3	4	2
Currency	1	1	—	2	3	1

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

      AIGFP and AIGTG determine the credit quality of each of their counterparties taking into account credit ratings assigned by recognized statis-

tical rating organizations. If it is determined that a counterparty requires credit enhancement, then one or more enhancement techniques will be used. Examples of such enhancement techniques include letters of credit, guarantees, collateral credit triggers and credit derivatives and margin agreements.

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

Counterparty Credit Quality

      The following tables provide the counterparty credit quality amounts of AIGFP’s and AIGTG’s derivatives transactions at September 30, 2002 and December 31, 2001.

      The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss after the application of the aforementioned strategies, netting under ISDA Master Agreements and applying collateral held. Subsequent to the application of such credit enhancements, the net exposure to credit risk or the net replacement value of all interest rate, currency and equity swaps, swaptions and forward commitments approximated $14.44 billion at September 30, 2002 and $10.84 billion at December 31, 2001. The net replacement value for futures and forward contracts approximated $25 million at September 30, 2002 and $64 million at December 31, 2001. The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss and is used for financial reporting purposes.

      AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or, where such ratings are not available, by internal analysis. At September 30, 2002 and December 31, 2001, the concentration of credit exposure with respect to counterparties judged A or higher by AIGFP was 90 percent and 93 percent, respectively.

      The counterparty credit quality determined by AIGFP by derivative product with respect to the net replacement value of AIGFP’s derivatives portfolio was as follows:

(in millions)

	Net Replacement Value

	Swaps and	Futures and	Total	Total
	Swaptions	Forward Contracts	2002	2001

Counterparty credit quality:
AAA	$7,106	$—	$7,106	$4,388
AA	3,965	22	3,987	3,214
A	1,929	3	1,932	2,498
BBB	1,387	—	1,387	784
Below investment grade	48	—	48	23

Total	$14,435	$25	$14,460	$10,907

      At September 30, 2002 and December 31, 2001, the counterparty breakdown by industry with respect to the net replacement value of AIGFP’s derivatives portfolio was as follows:

(in millions)

	Net Replacement Value

	Swaps and	Futures and	Total	Total
	Swaptions	Forward Contracts	2002	2001

Non-U.S. banks	$2,755	$10	$2,765	$2,464
Insured municipalities	927	—	927	638
U.S. industrials	3,534	—	3,534	2,113
Governmental	728	—	728	563
Non-U.S. financial service companies	452	—	452	428
Non-U.S. industrials	1,338	—	1,338	1,289
Special purpose	3,092	—	3,092	1,851
U.S. banks	156	15	171	72
U.S. financial service companies	1,369	—	1,369	1,211
Supranationals	84	—	84	278

Total	$14,435	$25	$14,460	$10,907

      With respect to AIGTG’s derivatives contracts at September 30, 2002 and December 31, 2001, the net replacement values represent the net sum of estimated positive fair values after the application of legally enforceable master netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss.

      Subsequent to the application of such credit enhancements, the net exposure to credit risk or the net replacement value of all futures, forwards, swaptions and purchased options contracts and interest rate and currency swaps was $2.11 billion and $3.05 billion at September 30, 2002 and December 31, 2001, respectively.

      AIGTG’s net replacement value at September 30, 2002 and December 31, 2001 was as follows:

(in millions)

	Remaining Life

	One	Two Through	Six Through	After Ten	Total	Total
	Year	Five Years	Ten Years	Years	2002	2001

Credit exposure:
Futures, forwards, swaptions and purchased options contracts and interest rate and currency swaps:
Gross replacement value	$5,330	$2,945	$2,200	$21	$10,496	$10,074
Master netting arrangements	(3,546)	(2,544)	(1,940)	(2)	(8,032)	(6,691)
Collateral	(163)	(99)	(73)	(18)	(353)	(330)

Net replacement value*	$1,621	$302	$187	$1	$2,111	$3,053

*	The net replacement values with respect to exchange traded futures and options, forward contracts and purchased over the counter options are presented as a component of trading assets in the accompanying balance sheet. The net replacement values with respect to interest rate and currency swaps are presented as a component of unrealized gain on interest rate and currency swaps, options and forward transactions in the accompanying balance sheet.

     AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or, where such ratings are not available, internal analysis. At September 30, 2002 and December 31, 2001, the concentration of credit exposure with respect to counterparties judged A or higher by AIGTG was 70 percent and 78 percent, respectively.

      Also, as of September 30, 2002 and December 31, 2001, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG’s derivatives portfolio were as follows:

(in millions)

	Net Replacement Value

	2002	2001

Counterparty credit quality:
AAA	$268	$391
AA	603	1,117
A	603	863
BBB	212	330
Below investment grade	43	130
Not externally rated, including exchange traded futures and options*	382	222

Total	$2,111	$3,053

Counterparty breakdown by industry:
Non-U.S. banks	$803	$1,151
U.S. industrials	270	503
Governmental	26	71
Non-U.S. financial service companies	43	187
Non-U.S. industrials	178	190
U.S. banks	129	353
U.S. financial service companies	280	376
Exchanges*	382	222

Total	$2,111	$3,053

*	Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

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

      At September 30, 2002 and December 31, 2001, the fair value source of the net replacement value of AIGTG’s derivatives portfolio was as follows:

(in millions)

	Maturity of Fair Value of Contracts

		Two Through	Six Through	After	Total	Total
Source of Fair Value	One Year	Five Years	Ten Years	Ten Years	2002	2001

Prices actively quoted	$1,621	$—	$—	$—	$1,621	$2,412
Prices provided by other external sources	—	182	—	—	182	530
Prices based on models and other valuation methods	—	120	187	1	308	111

Total	$1,621	$302	$187	$1	$2,111	$3,053

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

      The following table presents AIGFP’s derivative portfolio by maturity and type of derivatives at September 30, 2002 and December 31, 2001.

(in millions)

	Remaining Life of Notional Amount*

	One	Two Through	Six Through	After Ten	Total	Total
	Year	Five Years	Ten Years	Years	2002	2001

AIGFP interest rate, currency and equity swaps and swaptions:
Notional amount:
Interest rate swaps	$145,656	$267,977	$120,949	$10,783	$545,365	$436,669
Currency swaps	40,508	79,843	43,125	5,289	168,765	139,174
Swaptions and equity swaps	21,359	26,405	11,543	4,932	64,239	58,491

Total	$207,523	$374,225	$175,617	$21,004	$778,369	$634,334

Futures and forward contracts:
Exchange traded futures contracts contractual amount	$7,417	$—	$—	$—	$7,417	$10,036

Over the counter forward contracts contractual amount	$55,804	$443	$230	$—	$56,477	$58,003

*	Notional amount is not representative of either market risk or credit risk.

     Credit derivatives generally involve the purchase and sale of either credit protection on a specific loan or debt security, or credit protection above or below specified percentage thresholds with respect to credit losses on a portfolio of loans or debt securities. The vast majority of credit derivatives entered into by AIGFP provide credit protection on portfolios of loans or debt securities. Such credit protection is on a second loss basis. That is, AIGFP’s exposure to credit loss occurs only after a specified initial threshold of credit loss is exceeded. In AIGFP’s opinion, such thresholds are contractually set at levels which make any loss to AIGFP remote. In addition, AIGFP continually monitors the underlying portfolios to determine if such portfolios’ exposure to credit loss is increasing. Thus, AIGFP maintains the ability to hedge specific securities in a portfolio and thereby AIGFP further limits its exposure to loss. At September 30, 2002, the notional amount with respect to AIGFP’s credit derivative portfolio was $84.9 billion.

      The following table provides the contractual and notional amounts by maturity and type of derivative of AIGTG’s derivatives portfolio at September 30, 2002 and December 31, 2001.

(in millions)

	Remaining Life

	One	Two Through	Six Through	After Ten	Total	Total
	Year	Five Years	Ten Years	Years	2002	2001

Contractual amount of futures, forwards and options:
Exchange traded futures and options	$14,483	$1,985	$49	$—	$16,517	$14,977

Forwards	$214,333	$14,034	$1,794	$36	$230,197	$184,102

Over the counter purchased options	$85,347	$13,531	$22,135	$137	$121,150	$138,655

Over the counter sold options(a)	$80,306	$12,703	$22,383	$253	$115,645	$137,661

Notional amount(b):
Interest rate swaps and forward rate agreements	$15,762	$37,809	$6,688	$149	$60,408	$59,683
Currency swaps	2,407	5,463	644	—	8,514	11,092
Swaptions	3,154	9,369	1,474	—	13,997	7,280

Total	$21,323	$52,641	$8,806	$149	$82,919	$78,055

(a)	Sold options obligate AIGTG to buy or sell the underlying item if the option purchaser chooses to exercise. The amounts do not represent credit exposure.
(b)	Notional amount is not representative of either market risk or credit risk.

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

Accounting Standards

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142). As of January 1, 2002, AIG adopted FAS 142. FAS 142 requires AIG to discontinue the amortization of goodwill in its consolidated income statement. Amortization expense recorded in AIG’s consolidated statement of income amounted to $117 million pre-tax for the first nine months of 2001 and $41 million pre-tax for the third quarter of 2001.

      FAS 142 requires goodwill to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process prescribed in FAS 142, whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. FAS 142 also requires the completion of a transitional impairment test in the year of adoption, with any identified impairments recognized as a cumulative effect of a change in accounting principles. During the second quarter, AIG completed its transitional impairment test for 2002, resulting in no impairment.

      Changes in the carrying amount of goodwill are primarily caused as a result of foreign currency translation adjustments.

Controls and Procedures

      AIG’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that AIG files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by AIG in the reports that it files or submits under the Exchange Act is accumulated and communicated to AIG’s management, including AIG’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. AIG’s Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of AIG’s disclosure controls and procedures within the last 90 days and have concluded that the disclosure controls and procedures are effective. There were no significant changes in AIG’s internal controls or in other factors that could significantly affect these controls subsequent to the most recent date of evaluation by AIG’s Chief Executive Officer and Chief Financial Officer.

PART II — OTHER INFORMATION

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits See accompanying Exhibit Index.

(b)	Reports on Form 8-K

During the three months ended September 30, 2002, there were no Current Reports filed on Form 8-K.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.

(Registrant)

/s/ HOWARD I. SMITH

Howard I. Smith
Vice Chairman,
Chief Financial Officer and
Chief Administrative Officer

Dated: November 13, 2002

CERTIFICATIONS PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

CERTIFICATION

           I, M.R. Greenberg, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American International Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ M.R. GREENBERG

M.R. Greenberg
Chairman and Chief Executive Officer

Date: November 13, 2002

CERTIFICATION

           I, Howard I. Smith, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American International Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ HOWARD I. SMITH

Howard I. Smith
Vice Chairman, Chief Financial Officer and
Chief Administrative Officer

Date: November 13, 2002

EXHIBIT INDEX

Exhibit
Number	Description	Location

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None
4	Instruments defining the rights of security holders, including indentures	Not required to be filed.
10	Material contracts	None
11	Statement re computation of per share earnings	Included in Note (7) of Notes to Financial Statements.
12	Statement re computation of ratios	Filed herewith.
15	Letter re unaudited interim financial information	None
18	Letter re change in accounting principles	None
19	Report furnished to security holders	None
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of experts and counsel	None
24	Power of attorney	None
99	Additional exhibits	None