Form 10-K
period 2002-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2003-03-31
CIK 5272

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

    [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _______TO ____________________

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

           TITLE OF EACH CLASS
           -------------------
                NONE                               ______________

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE ACT).

                         YES  [X]                NO  [ ]

     THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NONAFFILIATES OF THE REGISTRANT COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE COMMON EQUITY WAS LAST SOLD AS OF JUNE 28, 2002 (THE LAST BUSINESS DAY OF THE REGISTRANT'S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER), WAS APPROXIMATELY $140,718,844,000.


     AS OF JANUARY 31, 2003, THERE WERE OUTSTANDING 2,609,826,299 SHARES OF COMMON STOCK, $2.50 PAR VALUE PER SHARE, OF THE REGISTRANT.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FILED OR TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A INVOLVING THE ELECTION OF DIRECTORS AT THE ANNUAL MEETING OF THE SHAREHOLDERS OF THE REGISTRANT SCHEDULED TO BE HELD ON MAY 14, 2003 IS INCORPORATED BY REFERENCE IN
PART III OF THIS FORM 10-K.

PART I

ITEM 1. BUSINESS

American International Group, Inc. (AIG), a Delaware corporation, is a holding company which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities in the United States and abroad. AIG's primary activities include both general and life insurance operations. Other significant activities include financial services, and retirement savings and asset management. The principal general insurance company subsidiaries are American Home Assurance Company (American Home), National Union Fire Insurance Company of Pittsburgh, Pa. (National Union), New Hampshire Insurance Company (New Hampshire), Lexington Insurance Company (Lexington), The Hartford Steam Boiler Inspection and Insurance Company (HSB), Transatlantic Reinsurance Company, American International Underwriters Overseas, Ltd. (AIUO) and United Guaranty Residential Insurance Company. Significant life insurance operations include those conducted through American Life Insurance Company (ALICO), American International Assurance Company Limited, together with American International Assurance Company (Bermuda) Limited (AIA), Nan Shan Life Insurance Company, Ltd. (Nan Shan), American International Reinsurance Company, Ltd., AIG Star Life Insurance Co., Ltd., AIG Annuity Insurance Company (AIG Annuity), the AIG American General Life Companies (American General Life), and SunAmerica Life Insurance Company (SunAmerica Life). AIG's financial services operations are conducted primarily through International Lease Finance Corporation (ILFC), AIG Financial Products Corp. and its subsidiaries (AIGFP), and American General Finance, Inc. and its subsidiaries (AGF), while retirement savings and asset management operations include The Variable Annuity Life Insurance Company (VALIC), AIG SunAmerica Asset Management Corp. (SAAMCo), AIG SunAmerica Life Assurance Company (formerly known as Anchor National Life Insurance Company) and AIG Global Investment Group, Inc. and its subsidiaries (AIG Global Investment Group).

     On August 29, 2001, AIG acquired American General Corporation (AGC). In connection with the acquisition, AIG issued approximately 290 million shares of common stock, $2.50 par value per share (common stock) in an exchange for all the outstanding common stock of AGC based on an exchange ratio of 0.5790 of a share of AIG common stock for each share of AGC common stock. The acquisition was accounted for as a pooling of interests and all prior historical financial information presented herein has been restated to include AGC. The merger of SunAmerica Inc., a leading company in the retirement savings and asset accumulation business, with and into AIG became effective January 1, 1999. The transaction was treated as a pooling of interests for accounting purposes. AIG issued 0.855 shares of common stock in exchange for each share of SunAmerica Inc. stock outstanding at the effective time of the merger for an aggregate issuance of approximately 187.5 million shares. For information on AIG's business segments, see Note 2 of Notes to Financial Statements.

     All per share information herein gives retroactive effect to all stock dividends and stock splits. As of January 31, 2003, beneficial ownership of approximately 12.0 percent, 2.2 percent and 1.8 percent of AIG common stock, was held by Starr International Company, Inc. (SICO), The Starr Foundation and C.V. Starr & Co., Inc. (Starr), respectively.

     At December 31, 2002, AIG and its subsidiaries had approximately 80,000 employees.

     AIG's Internet address for its corporate website is www.aigcorporate.com. AIG makes available free of charge, on or through the Investor Information section of AIG's corporate website, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission.

     THROUGHOUT THIS ANNUAL REPORT ON FORM 10-K, AIG PRESENTS ITS OPERATIONS IN THE WAY IT BELIEVES WILL BE MOST MEANINGFUL, AS WELL AS MOST TRANSPARENT. CERTAIN OF THE MEASUREMENTS USED BY AIG MANAGEMENT ARE "NON-GAAP FINANCIAL MEASURES" UNDER SECURITIES AND EXCHANGE COMMISSION RULES AND REGULATIONS. OPERATING INCOME AND RELATED RATES OF PERFORMANCE ARE SHOWN EXCLUSIVE OF REALIZED CAPITAL GAINS (LOSSES) AND EXCLUSIVE OF ONE OR MORE OF THE 2002 RESERVE CHARGE WHICH IS DISCUSSED UNDER LOSS RESERVE CHARGE IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, 2001 ACQUISITION, RESTRUCTURING AND RELATED CHARGES, AND 2001 WORLD TRADE CENTER AND RELATED LOSSES (WTC LOSSES). PREMIUM INCOME, GROSS PREMIUMS WRITTEN, STATUTORY UNDERWRITING PROFIT (LOSS) AND COMBINED RATIOS ARE PRESENTED IN ACCORDANCE WITH ACCOUNTING PRINCIPLES PRESCRIBED BY INSURANCE REGULATORY AUTHORITIES. A RECONCILIATION OF THE "NON-GAAP FINANCIAL MEASURES" TO THE MOST EQUIVALENT MEASUREMENTS PRESENTED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IS PRESENTED ON PAGE 20 OF THIS ANNUAL REPORT ON FORM 10-K. FOR AN EXPLANATION OF WHY AIG MANAGEMENT CONSIDERS THESE "NON-GAAP MEASURES" USEFUL TO INVESTORS, SEE EXECUTIVE SUMMARY IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING TABLE SHOWS THE GENERAL DEVELOPMENT OF THE BUSINESS OF AIG ON A CONSOLIDATED BASIS, THE CONTRIBUTIONS MADE TO AIG'S CONSOLIDATED REVENUES AND OPERATING INCOME AND THE ASSETS HELD, IN THE PERIODS INDICATED BY ITS GENERAL INSURANCE, LIFE INSURANCE, FINANCIAL SERVICES, AND RETIREMENT SAVINGS & ASSET MANAGEMENT OPERATIONS, EQUITY IN INCOME OF MINORITY-OWNED INSURANCE COMPANIES AND OTHER REALIZED CAPITAL GAINS (LOSSES). (SEE ALSO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND NOTES 1 AND 2 OF NOTES TO FINANCIAL STATEMENTS.)

(dollars in millions)
------------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                          2002                2001                2000            1999             1998
====================================================================================================================================
GENERAL INSURANCE OPERATIONS:
    Gross premiums written                     $    37,537         $    29,640         $    25,050     $    22,569      $    20,684
    Net premiums written                            27,414              20,101              17,526          16,224           14,586
    Net premiums earned                             24,269              19,365              17,407          15,544           14,098
    Adjusted underwriting profit (loss)(a)          (1,235)(b)              88(c)              785             669              531
    Net investment income                            2,760               2,893               2,701           2,517            2,192
    Realized capital gains (losses)                   (858)               (130)                 38             295              205
    Operating income                                   667(b)            2,851(c)            3,524           3,481            2,928
    Identifiable assets                            109,068              91,544              85,270          76,725           73,226
------------------------------------------------------------------------------------------------------------------------------------
    Loss ratio                                        85.8                79.5                75.3            75.5             75.6
    Expense ratio                                     20.2                21.2                21.4            20.8             20.8
------------------------------------------------------------------------------------------------------------------------------------
    Combined ratio                                   106.0(b)            100.7(c)             96.7            96.3             96.4
====================================================================================================================================
LIFE INSURANCE OPERATIONS:
    Premium income                                  20,320              19,063              17,163          15,476           13,719
    Net investment income                           12,274              11,084               9,962           8,932            8,065
    Realized capital losses                         (1,053)               (254)               (162)           (148)             (74)
    Operating income (d)                             4,929               4,675               4,058           3,610            3,249
    Identifiable assets                            339,847             296,648             248,982         231,843          197,851
    Insurance in-force at end of year            1,324,451           1,228,501             971,892         950,933          845,045
FINANCIAL SERVICES OPERATIONS:
    Commissions, transaction and other fees          6,815               6,485               5,954           5,069            4,653
    Operating income                                 2,189               1,991               1,666           1,417            1,172
    Identifiable assets                            124,617             107,322              94,173          78,868           70,065
RETIREMENT SAVINGS & ASSET
    MANAGEMENT OPERATIONS:
    Commissions and other fees                       3,485               3,712               3,465           3,093            2,715
    Operating income                                 1,016               1,088               1,108             873              673
    Identifiable assets                              2,567               1,842               1,590           1,132              915
EQUITY IN INCOME OF MINORITY-OWNED
    INSURANCE OPERATIONS                                --                  --                  --              --               40
OTHER REALIZED CAPITAL GAINS (LOSSES)                 (530)               (452)               (190)            (44)              (1)
REVENUES (E)                                        67,482              61,766              56,338          50,734           45,612
TOTAL ASSETS                                       561,229             493,061             426,671         383,685          338,783
====================================================================================================================================

(a) Adjusted underwriting profit, a GAAP measure, is statutory underwriting income adjusted primarily for changes in the deferral of acquisition costs. This adjustment is necessary to present the financial statements in accordance with generally accepted accounting principles.

(b) In the fourth quarter of 2002, after completion of its annual review of General Insurance loss and loss adjustment expense reserves, AIG increased its net loss reserves pertaining to accident years 1997 through 2001 by $2.8 billion. Excluding the loss reserve charge, the general insurance combined ratio would have been 94.4.

(c) Includes $769 million in World Trade Center and related losses ("WTC losses"). Excluding WTC losses, the general insurance combined ratio would have been 96.7.

(d)  Includes $131 million in WTC losses in 2001.

(e) Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transaction and other fees, retirement savings & asset management commissions and other fees, equity in income of minority-owned insurance operations, and realized capital gains (losses).

THE FOLLOWING TABLE SHOWS IDENTIFIABLE ASSETS, REVENUES AND INCOME DERIVED FROM OPERATIONS IN THE UNITED STATES AND CANADA AND FROM OPERATIONS IN OTHER COUNTRIES FOR THE YEAR ENDED DECEMBER 31, 2002. (SEE ALSO NOTE 2 OF NOTES TO FINANCIAL STATEMENTS.)

(dollars in millions)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                        PERCENT OF TOTAL
                                                                   UNITED STATES      OTHER        UNITED STATES       OTHER
                                                        TOTAL        AND CANADA     COUNTRIES        AND CANADA      COUNTRIES
==============================================================================================================================
GENERAL INSURANCE OPERATIONS:
    Net premiums earned                               $  24,269      $  17,821      $   6,448           73.4%          26.6%
    Adjusted underwriting profit (loss)*                 (1,235)        (1,756)           521             --             --
    Net investment income                                 2,760          2,081            679           75.4           24.6
    Realized capital losses                                (858)          (510)          (348)            --             --
    Operating income (loss)*                                667           (185)           852             --             --
    Identifiable assets                                 109,068         80,703         28,365           74.0           26.0
LIFE INSURANCE OPERATIONS:
    Premium income                                       20,320          4,622         15,698           22.7           77.3
    Net investment income                                12,274          8,325          3,949           67.8           32.2
    Realized capital losses                              (1,053)          (984)           (69)            --             --
    Operating income                                      4,929          1,704          3,225           34.6           65.4
    Identifiable assets                                 339,847        234,450        105,397           69.0           31.0
FINANCIAL SERVICES OPERATIONS:
    Commissions, transaction and other fees               6,815          5,889            926           86.4           13.6
    Operating income                                      2,189          1,682            507           76.8           23.2
    Identifiable assets                                 124,617        109,032         15,585           87.5           12.5
RETIREMENT SAVINGS & ASSET MANAGEMENT OPERATIONS:
    Commissions and other fees                            3,485          3,041            444           87.3           12.7
    Operating income                                      1,016            893            123           87.9           12.1
    Identifiable assets                                   2,567          1,230          1,337           47.9           52.1
OTHER REALIZED CAPITAL LOSSES                              (530)          (506)           (24)            --             --
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST          8,142          3,379          4,763           41.5           58.5
REVENUES                                                 67,482         39,779         27,703           58.9           41.1
TOTAL ASSETS                                            561,229        409,195        152,034           72.9           27.1
==============================================================================================================================
* Includes net loss reserve charge of $2.8 billion.

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

     AIG's primary domestic division is DBG. DBG's business is derived from brokers in the United States and Canada and is conducted through its general insurance subsidiaries including American Home, National Union, Lexington and certain other general insurance company subsidiaries of AIG. The AIG Risk Management operation provides insurance and risk management programs for large corporate customers. The AIG Risk Finance division designs and implements risk financing alternatives using the insurance and financial services capabilities of AIG. Also included are the operations of AIG Environmental which focuses specifically on providing specialty products to clients with environmental exposures.

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

     Transatlantic offers reinsurance capacity on both treaty and facultative basis. Transatlantic structures traditional and non-traditional programs for a full range of property and casualty products with an emphasis on specialty risk.

     AIG engages in mass marketing of personal lines coverages, primarily private passenger auto and homeowners and personal umbrella coverages, principally through American International Insurance Company and 21st Century.

     The business of United Guaranty Corporation (UGC) and its subsidiaries is also included in the domestic operations of AIG. The principal business of the UGC subsidiaries is the writing of residential mortgage loan insurance, which is guaranty insurance on conventional first mortgage loans on single-family dwellings and condominiums. Such insurance protects lenders against loss if borrowers default. UGC subsidiaries also write home equity and property improvement loan insurance on loans to finance residential property improvements, alterations and repairs and for other purposes not necessarily related to real estate. UGC had approximately $22 billion of mortgage guarantee risk in-force at December 31, 2002.

     AIG's Foreign General insurance group accepts risks primarily underwritten through American International Underwriters (AIU), a marketing unit consisting of wholly owned agencies and insurance companies. The Foreign General insurance group also includes business written by AIG's foreign-based insurance subsidiaries for their own accounts. The Foreign General group uses various marketing methods to write both business and personal lines insurance with certain refinements for local laws, customs and needs. AIU operates in over 70 countries in Asia, the Pacific Rim, Europe, Africa, Middle East and Latin America.

     During 2002, DBG and the Foreign General insurance group accounted for 55.5 percent and 21.9 percent, respectively, of AIG's net premiums written.

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

  THE FOLLOWING TABLE SUMMARIZES GENERAL INSURANCE PREMIUMS WRITTEN AND EARNED:

(in millions)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                          WRITTEN               EARNED
================================================================================
2002
Gross premiums                                   $ 37,537              $ 34,381
Ceded premiums                                    (10,123)              (10,112)
--------------------------------------------------------------------------------
Net premiums                                     $ 27,414              $ 24,269
================================================================================
2001
Gross premiums                                   $ 29,640              $ 28,850
Ceded premiums                                     (9,539)               (9,485)
--------------------------------------------------------------------------------
Net premiums                                     $ 20,101              $ 19,365
================================================================================
2000
Gross premiums                                   $ 25,050              $ 24,062
Ceded premiums                                     (7,524)               (6,655)
--------------------------------------------------------------------------------
Net premiums                                     $ 17,526              $ 17,407
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

     AIG is diversified both in terms of lines of business and geographic locations. Of the general insurance lines of business, workers' compensation was approximately 12 percent of AIG's net premiums written. This line of business is also diversified geographically.

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

(dollars in millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                       RATIO OF            RATIO OF
                                                      LOSSES AND         UNDERWRITING
                                                     LOSS EXPENSES        EXPENSES
                                                      INCURRED TO        INCURRED TO                                      INDUSTRY
                                 NET PREMIUMS        NET PREMIUMS        NET PREMIUMS     COMBINED      UNDERWRITING      COMBINED
YEARS ENDED DECEMBER 31,    WRITTEN        EARNED      EARNED              WRITTEN          RATIO         MARGIN           RATIO(c)
===================================================================================================================================
2002                        $27,414        $24,269        85.8               20.2         106.0(a)         (6.0)            109.0
2001                         20,101         19,365        79.5               21.2         100.7(b)         (0.7)            115.3
2000                         17,526         17,407        75.3               21.4         96.7             3.3              108.6
1999                         16,224         15,544        75.5               20.8         96.3             3.7              107.1
1998                         14,586         14,098        75.6               20.8         96.4             3.6              104.9
===================================================================================================================================

(a) Excluding the net loss reserve charge of $2.8 billion, the general insurance combined ratio would have been 94.4.

(b) Excluding WTC losses, the general insurance combined ratio would have been 96.7.

(c) Source: Best's Aggregates & Averages (Stock insurance companies, after dividends to policyholders): the ratios for 2002 and 2001 were obtained from Fox-Pitt, Kelton Inc. The ratio for 2002 reflects estimated results.

     During 2002, of the direct general insurance premiums written (gross premiums less return premiums and cancellations, excluding reinsurance assumed and before deducting reinsurance ceded), 10.2 percent, 7.4 percent and 6.7 percent were written in California, New York and Illinois, respectively. No other state accounted for more than 5 percent of such premiums.

     There was no significant adverse effect on AIG's general insurance results of operations from the economic environments in any one state, country or geographic region for the year ended December 31, 2002. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

DISCUSSION AND ANALYSIS OF CONSOLIDATED NET LOSSES AND LOSS EXPENSE RESERVE DEVELOPMENT

The reserve for net losses and loss expenses represents the accumulation of estimates for reported losses ("case basis reserves") and provisions for losses incurred but not reported (IBNR), both reduced by applicable reinsurance recoverable. Losses and loss expenses are charged to income as incurred. AIG discounts certain of its loss reserves principally related to workers' compensation lines of business.

     Loss reserves established with respect to foreign business are set and monitored in terms of the respective local or functional currency. Therefore, no assumption is included for changes in currency rates. (See also Note 1(v) of Notes to Financial Statements.)

     Management reviews the adequacy of established loss reserves through the utilization of a number of analytical reserve development techniques. Through the use of these techniques, management is able to monitor the adequacy of its established reserves and determine appropriate assumptions for inflation. Also, analysis of emerging specific development patterns, such as case reserve redundancies or deficiencies and IBNR emergence, allows management to determine any required adjustments. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

     The "Analysis of Consolidated Net Losses and Loss Expense Reserve Development Excluding Asbestos and Environmental Net Losses and Loss Expense Reserve Development" table, which follows, presents the development of net losses and loss expense reserves for calendar years 1992 through 2002. The upper half of the table shows the cumulative amounts paid during successive years related to the opening loss reserves. For example, with respect to the net losses and loss expense reserve of $19.19 billion as of December 31, 1995, by the end of 2002 (seven years later) $15.49 billion had actually been paid in settlement of these net loss reserves. In addition, as reflected in the lower section of the table, the original reserve of $19.19 billion was reestimated to be $18.10 billion at December 31, 2002. This decrease from the original estimate would generally be a combination of a number of factors, including reserves being settled for smaller amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The redundancy (deficiency) depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective column heading. For example, the deficiency of $3.90 billion at December 31, 2002 related to December 31, 2001 net losses and loss expense reserves of $25.18 billion represents the cumulative amount by which reserves for 2001 and prior years have developed deficiently during 2002. The deficiency that has emerged in the last year can be attributed principally to a series of excessive jury awards in certain liability or casualty lines of business. Market rates in certain classes of business and expanded policy form coverages, which were prevalent in the marketplace in the accident years 1997 through 2001, contributed to this issue. Corrective pricing and revision of policy forms are taking place. Tort reform is still critically needed in the U.S. although a great deal of effort has been undertaken in individual states to correct the abuse that has prevailed. The reserve for net losses and loss expenses with respect to Transatlantic and 21st Century are included only in the consolidated net losses and loss expenses commencing with the year ended December 31, 1998. Reserve development for these operations is included only for 1998 and subsequent periods.

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

(in millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                   1992      1993     1994     1995     1996    1997     1998     1999     2000      2001      2002
===================================================================================================================================
Reserve for Net Losses and
    Loss Expenses, Excluding
    Asbestos and Environmental
    Losses and Loss Expenses,
    December 31,                  $16,503  $17,249  $18,089  $19,186  $19,664  $20,384  $23,754  $23,709  $24,097   $25,177  $29,653
Paid (Cumulative) as of:
    One Year Later                  4,766    5,061    4,700    5,174    5,507    5,576    6,657    7,712    9,069    10,250
    Two Years Later                 8,088    8,082    7,891    8,515    8,832    9,305   11,373   13,426   15,804
    Three Years Later              10,157   10,137   10,048   10,673   11,094   12,122   15,031   18,130
    Four Years Later               11,337   11,726   11,683   12,128   12,948   14,172   18,284
    Five Years Later               12,448   12,871   12,734   13,466   14,401   16,025
    Six Years Later                13,274   13,560   13,689   14,601   15,653
    Seven Years Later              13,771   14,285   14,421   15,487
    Eight Years Later              14,310   14,866   15,114
    Nine Years Later               14,768   15,405
    Ten Years Later                15,255
Net Liability Reestimated as of:
    End of Year                    16,503   17,249   18,089   19,186   19,664   20,384   23,754   23,709    24,097   25,177   29,653
    One Year Later                 16,382   17,019   17,556   18,568   19,118   19,903   23,229   23,345    24,563   29,131
    Two Years Later                16,073   16,813   17,355   18,347   18,910   19,771   22,827   24,111    28,257
    Three Years Later              15,997   16,790   17,293   18,141   18,934   19,428   23,306   26,951
    Four Years Later               16,081   16,960   17,090   18,292   18,670   19,532   24,994
    Five Years Later               16,362   16,969   17,155   18,161   18,568   20,213
    Six Years Later                16,404   17,080   17,169   17,836   18,923
    Seven Years Later              16,582   17,146   16,838   18,101
    Eight Years Later              16,731   16,968   17,052
    Nine Years Later               16,690   17,110
    Ten Years Later                16,804
Redundancy/(Deficiency)              (301)     139    1,037    1,085      741      171   (1,240)  (3,242)   (4,160)  (3,954)
Less effect of 21st Century
    homeowners and earthquake
    lines in runoff                                                                        (117)    (111)     (110)     (56)
Redundancy/(Deficiency)
    excluding 21st Century
    homeowners and
    earthquake lines                                                                     (1,123)  (3,131)   (4,050)  (3,898)
===================================================================================================================================

ANALYSIS OF CONSOLIDATED NET LOSSES AND LOSS EXPENSE RESERVE DEVELOPMENT

  THE FOLLOWING TABLE INCLUDES FOR EACH CALENDAR YEAR THE NET LOSS AND LOSS EXPENSE RESERVES AND THE DEVELOPMENT THEREOF WITH RESPECT TO ASBESTOS AND ENVIRONMENTAL CLAIMS. (SEE ALSO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.)

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                    1992      1993     1994     1995    1996     1997     1998      1999     2000      2001   2002
====================================================================================================================================
Reserve for Net Losses and Loss
    Expenses, December 31,         $16,757  $17,557  $18,419  $19,693  $20,407  $21,171  $24,619  $24,600  $24,952  $25,896  $30,350
Paid (Cumulative) as of:
    One Year Later                   4,883    5,146    4,775    5,281    5,616    5,716    6,779    7,783    9,263   10,396
    Two Years Later                  8,289    8,242    8,073    8,726    9,081    9,559   11,565   13,690   16,144
    Three Years Later               10,433   10,404   10,333   11,024   11,456   12,442   15,416   18,540
    Four Years Later                11,718   12,095   12,107   12,591   13,376   14,684   18,815
    Five Years Later                12,931   13,378   13,270   13,994   15,018   16,679
    Six Years Later                 13,894   14,179   14,290   15,317   16,412
    Seven Years Later               14,502   14,968   15,209   16,344
    Eight Years Later               15,105   15,735   16,043
    Nine Years Later                15,749   16,414
    Ten Years Later                 16,375
Net Liability Reestimated as of:
    End of Year                     16,757   17,557   18,419   19,693   20,407   21,171   24,619   24,600   24,952   25,896   30,350
    One Year Later                  16,807   17,434   18,139   19,413   20,009   20,890   24,237   24,265   25,471   29,969
    Two Years Later                 16,603   17,479   18,269   19,330   19,999   20,886   23,864   25,082   29,284
    Three Years Later               16,778   17,782   18,344   19,327   20,151   20,572   24,392   28,043
    Four Years Later                17,182   18,090   18,344   19,604   19,916   20,715   26,202
    Five Years Later                17,600   18,300   18,535   19,500   19,851   21,513
    Six Years Later                 17,844   18,537   18,575   19,212   20,323
    Seven Years Later               18,148   18,629   18,281   19,592
    Eight Years Later               18,320   18,485   18,608
    Nine Years Later                18,314   18,742
    Ten Years Later                 18,542
    Redundancy/(Deficiency)         (1,785)  (1,185)    (189)     101       84     (342)  (1,583)  (3,443)  (4,332)  (4,073)
    Less effect of 21st Century
        homeowners and earthquake
        lines in runoff                                                                     (117)    (111)    (110)     (56)
    Redundancy/(Deficiency)
        excluding 21st Century
        homeowners and
        earthquake lines                                                                  (1,466)  (3,332)  (4,222)  (4,017)
====================================================================================================================================

RECONCILIATION OF NET RESERVES FOR LOSSES AND LOSS EXPENSES

   (in millions)
--------------------------------------------------------------------------------
                                                    2002       2001        2000
================================================================================
   Net reserve for losses and loss
       expenses at beginning of year             $25,896     $24,952    $24,600
   Acquisition (a)                                   --           --         236
--------------------------------------------------------------------------------
   Losses and loss expenses incurred:
       Current year                               16,741      14,870     13,356
       Prior years (b)                             4,073         536       (252)
--------------------------------------------------------------------------------
                                                  20,814      15,406     13,104
--------------------------------------------------------------------------------
   Losses and loss expenses paid:
       Current year                                5,964       5,199       5,205
       Prior years                                10,396       9,263       7,783
--------------------------------------------------------------------------------
                                                  16,360      14,462     12,988
--------------------------------------------------------------------------------
   Net reserve for losses and loss
       expenses at end of year (c)               $30,350     $25,896    $24,952
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

       The reserve for losses and loss expenses as reported in AIG's Consolidated Balance Sheet at December 31, 2002, differs from the total reserve reported in the Annual Statements filed with state insurance departments and, where appropriate, with foreign regulatory authorities. The differences at December 31, 2002 relate primarily to reserves for certain foreign operations. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

     The reserve for gross losses and loss expenses is prior to reinsurance and represents the accumulation for reported losses and IBNR. Management reviews the adequacy of established gross loss reserves in the manner previously described for net loss reserves.

ANALYSIS OF CONSOLIDATED GROSS LOSSES AND LOSS EXPENSE RESERVE DEVELOPMENT

THE "ANALYSIS OF CONSOLIDATED GROSS LOSSES AND LOSS EXPENSE RESERVE DEVELOPMENT" TABLE, WHICH FOLLOWS, PRESENTS THE DEVELOPMENT OF GROSS LOSSES AND LOSS EXPENSE RESERVES FOR CALENDAR YEARS 1992 THROUGH 2002.

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                   1992    1993     1994     1995     1996    1997     1998     1999      2000       2001     2002
====================================================================================================================================
Gross Losses and
    Loss Expenses,
    December 31,                 $28,157  $30,046  $31,435  $33,047  $33,430 $33,400  $38,310  $38,252    $40,613  $44,792   $51,539
Paid (Cumulative) as of:
One Year Later                     7,281    8,807    7,640    8,392    9,199   9,185   10,344   12,543     12,905   14,934
Two Years Later                   13,006   13,279   13,036   15,496   15,043  14,696   19,155   19,350     24,079
Three Years Later                 16,432   17,311   17,540   18,837   18,721  19,706   24,309   28,699
Four Years Later                  18,550   20,803   20,653   21,811   21,729  22,659   30,301
Five Years Later                  21,322   22,895   22,634   23,463   23,498  27,554
Six Years Later                   22,807   23,779   24,205   24,927   26,649
Seven Years Later                 23,684   25,239   24,882   28,234
Eight Years Later                 25,060   26,314   27,404
Nine Years Later                  26,094   28,221
Ten Years Later                   27,556
Gross Liability Reestimated
    as of:
    End of Year                   28,157   30,046   31,435   33,047   33,430  33,400   38,310   38,252     40,613   44,792    51,539
    One Year Later                28,253   29,866   30,759   32,372   32,777  32,337   37,161   37,998     41,443   49,565
    Two Years Later               27,825   29,537   30,960   32,398   31,719  32,251   37,959   40,454     46,259
    Three Years Later             27,727   30,362   30,825   31,759   31,407  32,810   39,713   43,865
    Four Years Later              28,625   31,020   30,508   31,604   32,388  34,449   41,828
    Five Years Later              29,701   30,881   30,417   32,425   32,979  35,316
    Six Years Later               29,605   30,969   31,128   32,869   33,328
    Seven Years Later             29,929   31,546   31,524   33,227
    Eight Years Later             30,452   31,841   31,875
    Nine Years Later              30,956   32,044
    Ten Years Later               30,968
    Redundancy/(Deficiency)       (2,811)  (1,998)    (440)    (180)     102  (1,916)  (3,518)  (5,613)    (5,646)  (4,773)
    Less effect of 21st Century
      homeowners and earthquake
      lines in runoff                                                                    (117)    (111)      (110)     (56)
    Redundancy/(Deficiency)
      excluding 21st Century
      homeowners and
      earthquake lines                                                                 (3,401)   (5,502)   (5,536)  (4,717)
====================================================================================================================================

LIFE INSURANCE OPERATIONS

AIG's life insurance subsidiaries offer a wide range of traditional insurance and financial and investment products. One or more of these subsidiaries is licensed to write life insurance in all states in the United States and in over 70 foreign countries. Traditional products consist of individual and group life, annuity, endowment and accident and health policies. Financial and investment products consist of fixed and variable annuities, guaranteed investment contracts and pensions. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

     Life insurance operations in foreign countries comprised 77.3 percent of life premium income and 65.4 percent of operating income in 2002. AIG operates overseas principally through ALICO, AIA and Nan Shan. ALICO is incorporated in Delaware and all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in approximately 50 countries located in Europe, Africa, Latin America, the Caribbean, the Middle East, and the Far East, with Japan being the largest territory. AIG added significantly to its presence in Japan with the acquisition of AIG Star Life Insurance Co., Ltd. in 2001, as a result of the reorganization of Chiyoda Mutual Life Insurance Company. AIA operates primarily in China (including Hong Kong), Singapore, Malaysia and Thailand. Nan Shan operates in Taiwan. (See also Note 2 of Notes to Financial Statements.)

     AIG's principal domestic life insurance subsidiaries include AIG American General Life, AIG Annuity and SunAmerica Life. These companies utilize multiple distribution channels including brokerage and career and general agents to offer traditional life products as well as financial and investment products. The domestic life operations comprised 22.7 percent of total life premium income in 2002.

     There was no significant adverse effect on AIG's life insurance results of operations from economic environments in any one state, country or geographic region for the year ended December 31, 2002. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations.)

     Traditional life insurance products such as whole life and endowment continue to be significant in the overseas companies, especially in Southeast Asia, while a mixture of traditional, accident and health and financial products are sold in Japan.

     In addition to the above, AIG also has subsidiary operations in the Philippines, Canada, Mexico, Poland, Switzerland, Puerto Rico, and conducts life insurance business through AIUO subsidiary companies, in Russia, Israel and in certain countries in Central and South America.

     The foreign life companies have over 195,000 career agents and sell their products largely to indigenous persons in local currencies. In addition to the agency outlets, these companies also distribute their products through direct marketing channels, such as mass marketing, and through brokers and other distribution outlets such as financial institutions.

THE FOLLOWING TABLES SUMMARIZE THE LIFE INSURANCE OPERATING RESULTS PRESENTED ON A MAJOR PRODUCT BASIS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000. (SEE ALSO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.)

(in millions)
------------------------------------------------------------------------------------------------------------------
                                                                 2002                2001(a)             2000(a)
==================================================================================================================
GAAP PREMIUMS:
    Domestic:
        Life Insurance                                         $     1,626         $     1,515         $     1,522
        Individual Fixed Annuities (b)                                  42                 437                 380
        Guaranteed Investment Contracts                                 28                  --                  (7)
        Home Service                                                   854                 876                 953
        Group Life/Health                                              967                 925                 969
        Pension and Investment Products (b)                          1,105               1,144                 665
        Accident & Health (c)                                           --                  51                 327
------------------------------------------------------------------------------------------------------------------
    Total Domestic                                                   4,622               4,948               4,809
------------------------------------------------------------------------------------------------------------------
    Foreign:
        Life Insurance                                              12,000              10,771               9,474
        Personal Accident                                            2,491               2,196               1,924
        Group Products                                               1,094               1,050                 851
        Guaranteed Investment Contracts                                113                  98                 105
------------------------------------------------------------------------------------------------------------------
    Total Foreign                                                   15,698              14,115              12,354
------------------------------------------------------------------------------------------------------------------
Total GAAP premiums                                            $    20,320         $    19,063         $    17,163
==================================================================================================================
PREMIUM INCOME, DEPOSITS AND OTHER CONSIDERATIONS (d) (e):
    Domestic:
        Life Insurance (f)                                     $     2,411         $     2,724         $     2,256
        Individual Fixed Annuities                                  10,328               7,605               5,079
        Guaranteed Investment Contracts                              9,078               8,242               6,752
        Home Service                                                   861                 878                 953
        Group Life/Health                                              976                 930                 969
        Pension and Investment Products                              1,782               3,020               2,368
        Accident & Health(c)                                            --                 157                 327
------------------------------------------------------------------------------------------------------------------
    Total Domestic                                                  25,436              23,556              18,704
------------------------------------------------------------------------------------------------------------------
    Foreign:
        Life Insurance                                              13,440              12,066              10,256
        Personal Accident                                            2,497               2,173               1,923
        Group Products                                               1,579               1,660               1,266
        Guaranteed Investment Contracts                              5,710               4,162               6,070
------------------------------------------------------------------------------------------------------------------
    Total Foreign                                                   23,226              20,061              19,515
------------------------------------------------------------------------------------------------------------------
Total premium income, deposits and other considerations        $    48,662         $    43,617         $    38,219
==================================================================================================================

(in millions)
------------------------------------------------------------------------------------------------------------------
                                                                  2002                2001(a)             2000(a)
==================================================================================================================
NET INVESTMENT INCOME:
    Domestic:
        Life Insurance                                         $     1,417         $     1,329         $     1,306
        Individual Fixed Annuities                                   3,229               2,874               2,708
        Guaranteed Investment Contracts                              2,052               1,836               1.321
        Home Service                                                   683                 653                 669
        Group Life/Health                                              108                 105                 107
        Pension and Investment Products                                836                 702                 662
        Accident & Health (c)                                           --                   5                   8
------------------------------------------------------------------------------------------------------------------
    Total Domestic                                                   8,325               7,504               6,781
------------------------------------------------------------------------------------------------------------------
    Foreign:
        Life Insurance                                               3,206               2,848               2,432
        Personal Accident                                              141                 128                 129
        Group Products                                                 255                 227                 223
        Guaranteed Investment Contracts                                359                 387                 406
        Intercompany Adjustments                                       (12)                (10)                 (9)
------------------------------------------------------------------------------------------------------------------
    Total Foreign                                                    3,949               3,580               3,181
------------------------------------------------------------------------------------------------------------------
Total net investment  income                                   $    12,274         $    11,084         $     9,962
==================================================================================================================
OPERATING INCOME BEFORE REALIZED CAPITAL LOSSES:
    Domestic:
        Life Insurance (g)                                     $       777         $       555         $       614
        Individual Fixed Annuities                                     729                 679                 611
        Guaranteed Investment Contracts                                581                 445                 159
        Home Service                                                   382                 374                 353
        Group Life/Health                                              101                  87                  69
        Pension and Investment Products                                118                 144                 150
        Accident & Health (c)                                           --                   4                  23
------------------------------------------------------------------------------------------------------------------
    Total Domestic (g)                                               2,688               2,288               1,979
------------------------------------------------------------------------------------------------------------------
    Foreign:
        Life Insurance                                               2,411               1,914               1,558
        Personal Accident                                              681                 572                 531
        Group Products                                                 175                 127                 107
        Guaranteed Investment Contracts                                 39                  38                  54
        Intercompany Adjustments                                       (12)                (10)                 (9)
------------------------------------------------------------------------------------------------------------------
    Total Foreign                                                    3,294               2,641               2,241
------------------------------------------------------------------------------------------------------------------
Total operating income before realized capital losses                5,982               4,929               4,220
Realized capital losses                                             (1,053)               (254)               (162)
------------------------------------------------------------------------------------------------------------------
Total operating income (g)                                     $     4,929         $     4,675         $     4,058
==================================================================================================================
LIFE INSURANCE IN-FORCE:
    Domestic                                                   $   577,686         $   517,067         $   477,576
    Foreign (h)                                                    746,765             711,434             494,316
------------------------------------------------------------------------------------------------------------------
Total                                                          $ 1,324,451         $ 1,228,501         $   971,892
==================================================================================================================

(a)  Restated to conform to the 2002 presentation.

(b) 2001 and 2000 GAAP premiums included certain annuity products now reported in Pension and Investment Products.

(c)  Beginning 2001, certain Accident & Health operations are part of DBG.

(d) Represents a non-GAAP measurement used by AIG to help manage its life insurance operation, and may not be comparable to similarly captioned measurements used by other life insurance companies.

(e) Premium income, deposits and other considerations represent aggregate business activity during the respective periods.

(f) The decline in life premiums is due primarily to lower private placement and corporate life market sales.

(g)  2001 included WTC losses of $131 million.

(h) Increase in 2001 reflects acquisition of AIG Star Life Insurance Co., Ltd. in April 2001.

INSURANCE INVESTMENT OPERATIONS

A significant portion of AIG's general and life operating revenues are derived from AIG's insurance investment operations.

(See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 2 and 8 of Notes to Financial Statements.)

THE FOLLOWING TABLES SUMMARIZE THE COMPOSITION OF AIG'S INSURANCE INVESTED ASSETS BY INSURANCE SEGMENT, INCLUDING INVESTMENT INCOME DUE AND ACCRUED AND REAL ESTATE, AT DECEMBER 31, 2002 AND 2001:

(dollars in millions)
----------------------------------------------------------------------------------------------------------------------------------
                                                               GENERAL      LIFE                   PERCENT    PERCENT DISTRIBUTION
                                                                                                              --------------------
DECEMBER 31, 2002                                             INSURANCE   INSURANCE     TOTAL      OF TOTAL   DOMESTIC    FOREIGN
==================================================================================================================================
Fixed maturities, at market value (a)                          $ 35,990    $206,003    $241,993      76.9%      69.1%      30.9%
Equity securities, at market value (b)                            3,928       2,931       6,859       2.2       53.4       46.6
Mortgage loans on real estate, policy and collateral loans           35      18,901      18,936       6.0       68.8       31.2
Short-term investments, including time
    deposits, and cash                                            1,833       5,048       6,881       2.2       42.5       57.5
Real estate                                                         488       2,367       2,855       0.9       24.8       75.2
Investment income due and accrued                                   729       3,489       4,218       1.4       64.2       35.8
Securities lending collateral                                     7,249      16,445      23,694       7.5       75.8       24.2
Other invested assets                                             5,226       3,954       9,180       2.9       82.1       17.9
----------------------------------------------------------------------------------------------------------------------------------
Total                                                          $ 55,478    $259,138    $314,616     100.0%      68.6%      31.4%
==================================================================================================================================

(a)  Includes $981 million of bond trading securities, at market value.

(b)  Includes $1.58 billion of non-redeemable preferred stocks, at market value.

(dollars in millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                               General      Life                     Percent   Percent Distribution
                                                                                                               --------------------
December 31, 2001                                             Insurance   Insurance       Total      of Total   Domestic   Foreign
===================================================================================================================================
Fixed maturities, at market value (a)                          $ 29,602     $169,750     $199,352      77.6%      68.8%     31.2%
Equity securities, at market value (b)                            4,568        3,139        7,707       3.0       53.9      46.1
Mortgage loans on real estate, policy and collateral loans           58       17,975       18,033       7.0       68.0      32.0
Short-term investments, including time
    deposits, and cash                                            1,620        5,287        6,907       2.7       49.3      50.7
Real estate                                                         410        2,106        2,516       1.0       21.5      78.5
Investment income due and accrued                                   573        3,001        3,574       1.4       63.9      36.1
Securities lending collateral                                       992        9,581       10,573       4.1       74.9      25.1
Other invested assets                                             5,336        2,937        8,273       3.2       82.2      17.8
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                          $ 43,159     $213,776     $256,935     100.0%      68.0%     32.0%
===================================================================================================================================

(a)  Includes $842 million of bond trading securities, at market value.

(b)  Includes $1.72 billion of non-redeemable preferred stocks, at market value.

THE FOLLOWING TABLE SUMMARIZES THE INVESTMENT RESULTS OF THE GENERAL INSURANCE OPERATIONS. (SEE ALSO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND NOTE 8 OF NOTES TO FINANCIAL STATEMENTS.)

(dollars in millions)
------------------------------------------------------------------------------------------------------------------
                            ANNUAL AVERAGE CASH AND INVESTED ASSETS
                            ---------------------------------------
                                   CASH                                                                   REALIZED
                               (INCLUDING                               NET                               CAPITAL
                               SHORT-TERM    INVESTED                INVESTMENT     RATE OF RETURN ON      GAINS
YEARS ENDED DECEMBER 31,       INVESTMENTS)  ASSETS(a)      TOTAL     INCOME(b)      INVESTED ASSETS      (LOSSES)
==================================================================================================================
2002                             $ 1,726      $47,592      $49,318     $ 2,760      5.6%(c)     5.8%(d)   $  (858)
2001                               1,533       41,492       43,025       2,893      6.7 (c)     7.0 (d)      (130)
2000                               1,212       39,801       41,013       2,701      6.6 (c)     6.8 (d)       38
1999                                 925       38,084       39,009       2,517      6.5 (c)     6.6 (d)      295
1998                                 745       34,619       35,364       2,192      6.2 (c)     6.3 (d)      205
==================================================================================================================

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

(dollars in millions)
-----------------------------------------------------------------------------------------------------------------------
                           ANNUAL AVERAGE CASH AND INVESTED ASSETS
                           ---------------------------------------
                                 CASH
                              (INCLUDING                                   NET                                REALIZED
                              SHORT-TERM      INVESTED                 INVESTMENT     RATE OF RETURN ON        CAPITAL
YEARS ENDED DECEMBER 31,      INVESTMENTS)    ASSETS(a)     TOTAL       INCOME(b)      INVESTED ASSETS          LOSSES
=======================================================================================================================
2002                          $  5,167        $231,290     $236,457     $ 12,274      5.2%(c)      5.3%(d)    $ (1,053)
2001                             5,054         186,103      191,157       11,084      5.8 (c)      6.0 (d)        (254)
2000                             5,670         155,477      161,147        9,962      6.2 (c)      6.4 (d)        (162)
1999                             6,590         141,771      148,361        8,932      6.0 (c)      6.3 (d)        (148)
1998                             5,251         124,764      130,015        8,065      6.2 (c)      6.5 (d)         (74)
=======================================================================================================================

(a)  Including investment income due and accrued, real estate.

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

FINANCIAL SERVICES OPERATIONS

AIG's financial services subsidiaries engage in diversified financial products and services including aircraft leasing, consumer and insurance premium financing, capital markets structuring and market-making activities.

     ILFC engages primarily in the acquisition of commercial jet aircraft and the leasing and remarketing of such aircraft to airlines around the world. Also, ILFC provides, for a fee, fleet management services to certain third-party operators. (See also Note 2 of Notes to Financial Statements.)

     AIGFP engages in a wide variety of financial transactions, including long-dated interest rate, currency, equity and credit derivatives and structured borrowing through notes, bonds and guaranteed investment agreements. AIGFP does not engage in trading activities with respect to commodity contracts. (See also
Note 2 of Notes to Financial Statements.)

     AIG's Consumer Finance operations include AGF as well as AIG Consumer Finance Group, Inc. (AIGCFG). (See also Note 2 of Notes to Financial Statements.)

     AGF provides a wide variety of consumer finance products, including real estate mortgages, consumer loans, retail sales finance and credit related insurance to customers in the United States.

     AIGCFG, through its subsidiaries, is engaged in developing a multi-product consumer finance business with an emphasis on emerging markets.

     Together ILFC, AIGFP and AIG's Consumer Finance operations comprise 97.2 percent of the commissions, transaction and other fees of AIG's consolidated financial services operations.

THE FOLLOWING TABLE IS A SUMMARY OF THE REVENUES AND OPERATING INCOME OF AIG'S PRINCIPAL FINANCIAL SERVICES OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000. (SEE ALSO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND NOTE 1 OF NOTES TO FINANCIAL STATEMENTS.)

(in millions)
--------------------------------------------------------------------------------
                                             2002           2001           2000
================================================================================
REVENUES:
ILFC (a)                                    $2,845         $2,613         $2,441
AIGFP (b)                                    1,306          1,178          1,056
Consumer Finance (c)                         2,473          2,560          2,325
OPERATING INCOME:
ILFC                                        $  801         $  749         $  654
AIGFP                                          808            758            648
Consumer Finance                               549            505            386
================================================================================

(a)  Revenues were primarily from aircraft lease rentals.

(b) Revenues were primarily fees from proprietary positions entered into in connection with counterparty transactions.

(c)  Revenues were primarily finance charges.

     Imperial A.I. Credit Companies also contribute to financial services income. This operation engages principally in insurance premium financing. (See also Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 9 and 12 of Notes to Financial Statements.)

RETIREMENT SAVINGS & ASSET MANAGEMENT OPERATIONS

     AIG's retirement savings & asset management operations offer a wide variety of investment vehicles and services, including variable annuities, mutual funds, and investment asset management. Such products and services are offered to individuals and institutions both domestically and overseas.

     AIG's principal retirement savings & asset management operations are conducted through AIG SunAmerica Inc. and its subsidiaries (AIG SunAmerica), VALIC and its related marketing entities (AIG VALIC) and AIG Global Investment Group. AIG SunAmerica develops and sells variable annuities and other investment products, sells and manages mutual funds and provides financial services. AIG VALIC provides tax qualified annuities to the employees of educational, healthcare and governmental entities. AIG Global Investment Group manages third-party institutional, retail and private equity funds invested assets on a global basis, provides securities lending and custodial services and organizes, and manages the invested assets of institutional private equity investment funds. Each of these subsidiary operations receives fees for investment products and services provided.

THE FOLLOWING TABLE IS A SUMMARY OF THE REVENUES AND OPERATING INCOME OF AIG'S PRINCIPAL RETIREMENT SAVINGS & ASSET MANAGEMENT OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000. (SEE ALSO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND NOTE 1 OF NOTES TO FINANCIAL STATEMENTS.)

(in millions)
--------------------------------------------------------------------------------
                                           2002            2001            2000
================================================================================
REVENUES:
AIG VALIC                                 $2,133          $2,110          $2,230
AIG SunAmerica                               563             652             750
Other*                                       789             950             485
--------------------------------------------------------------------------------
Total                                     $3,485          $3,712          $3,465
================================================================================
OPERATING INCOME:
AIG VALIC                                 $  730          $  630          $  692
AIG SunAmerica                                32             185             326
Other*                                       254             273              90
--------------------------------------------------------------------------------
Total                                     $1,016          $1,088          $1,108
================================================================================

* Includes AIG Global Investment Group, John McStay Investment Counsel, L.P. and certain overseas variable annuity operations.

THE FOLLOWING TABLE IS A SUMMARY OF THE COMPOSITION OF AIG'S FINANCIAL SERVICES INVESTED ASSETS AND LIABILITIES AT DECEMBER 31, 2002 AND 2001. (SEE ALSO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND NOTE 1 OF NOTES TO FINANCIAL STATEMENTS.)

(in millions)
------------------------------------------------------------------------------------------
                                                                       2002         2001
==========================================================================================
Financial services invested assets:
    Flight equipment primarily under operating
        leases, net of accumulated depreciation                      $ 26,867     $ 22,710
    Finance receivables, net of allowance                              15,857       13,955
    Unrealized gain on interest rate and currency
        swaps, options and forward transactions                        15,376       11,493
    Securities available for sale, at market value                     16,687       17,801
    Trading securities, at market value                                 4,146        5,733
    Securities purchased under agreements to
        resell, at contract value                                      25,560       21,638
    Trading assets                                                      4,786        6,234
    Spot commodities, at market value                                     489          352
    Other, including short-term investments                             5,110        4,379
------------------------------------------------------------------------------------------
Total                                                                $114,878     $104,295
==========================================================================================
Financial services liabilities:
    Borrowings under obligations of guaranteed
        investment agreements*                                       $ 14,850     $ 16,392
    Securities sold under agreements to
        repurchase, at contract value                                   9,162       11,818
    Trading liabilities                                                 3,825        4,372
    Securities and spot commodities sold but
        not yet purchased, at market value                             11,765        8,331
    Unrealized loss on interest rate and currency
        swaps, options and forward transactions                        11,265        8,813
    Trust deposits and deposits due to banks
        and other depositors                                            2,987        2,290
    Commercial paper*                                                   7,467        8,523
    Notes, bonds, loans and mortgages payable*                         43,233       33,676
------------------------------------------------------------------------------------------
Total                                                                $104,554     $ 94,215
==========================================================================================

*    See also Note 9 of Notes to Financial Statements.

OTHER OPERATIONS

Certain other AIG subsidiaries provide insurance-related services such as adjusting claims and marketing specialized products. AIG also has several other subsidiaries which engage in various businesses. For example, American International Technology Enterprises, Inc. provides information technology and processing services to businesses worldwide. Mt. Mansfield Company, Inc. owns and operates the ski slopes, lifts, school and an inn located at Stowe, Vermont.

ADDITIONAL INVESTMENTS

AIG holds a 24.3 percent interest in IPC Holdings, Ltd., a reinsurance holding company, a 23.4 percent interest in Allied World Assurance Holdings, Ltd., a property-casualty insurance holding company and a 22.1 percent interest in The Fuji Fire and Marine Insurance Co., Ltd., a general insurance company. (See also
Note 1(q) of Notes to Financial Statements.)

LOCATIONS OF CERTAIN ASSETS

As of December 31, 2002, approximately 27 percent of the consolidated assets of AIG were located in foreign countries (other than Canada), including $1.44 billion of cash and securities on deposit with foreign regulatory authorities. Foreign operations and assets held abroad may be adversely affected by political developments in foreign countries, including such possibilities as tax changes, nationalization and changes in regulatory policy, as well as by consequence of hostilities and unrest. The risks of such occurrences and their overall effect upon AIG vary from country to country and cannot easily be predicted. If expropriation or nationalization does occur, AIG's policy is to take all appropriate measures to seek recovery of such assets. Certain of the countries in which AIG's business is conducted have currency restrictions which generally cause a delay in a company's ability to repatriate assets and profits. (See also Notes 1 and 2 of Notes to Financial Statements.)

INSURANCE REGULATION AND COMPETITION

Certain states require registration and periodic reporting by insurance companies which are licensed in such states and are controlled by other corporations. Applicable legislation typically requires periodic disclosure concerning the corporation which controls the registered insurer and the other companies in the holding company system and prior approval of intercorporate transfers of assets (including in some instances payment of dividends by the insurance subsidiary) within the holding company system. AIG's subsidiaries are registered under such legislation in those states which have such requirements. (See also Note 11 of Notes to Financial Statements.)

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

     The statutory surplus of each of AIG's domestic general and life insurance subsidiaries exceeded their RBC standards as of December 31, 2002.

     To the extent that any of AIG's insurance entities would fall below prescribed levels of surplus, it would be AIG's intention to infuse necessary capital to support that entity.

     Privacy provisions of the Gramm-Leach-Bliley Act became fully effective in 2001. These provisions established consumer protections regarding the security and confidentiality of nonpublic personal information and require full disclosure of the privacy policies of financial institutions to their consumer customers. There is also legislation pending in the United States Congress and various states designed to provide additional privacy protections to consumer customers of financial institutions. These statutes and similar legislation and regulations in the United States or other jurisdictions could impact AIG's ability to market its products or otherwise limit the nature or scope of AIG's insurance and financial services operations.

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

     The insurance industry is highly competitive. Within the United States, AIG's general insurance subsidiaries compete with approximately 3,000 other stock companies, specialty insurance organizations, mutual companies and other underwriting organizations. AIG's life insurance companies compete in the United States with approximately 1,800 life insurance companies and other participants in related financial service fields. Overseas, AIG subsidiaries compete for business with foreign insurance operations of the larger U.S. insurers and local companies in particular areas in which they are active.

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

ITEM 2. PROPERTIES

AIG and its subsidiaries operate from approximately 2,200 offices in the United States, 10 offices in Canada and numerous offices in approximately 100 foreign countries. The offices in Springfield, Illinois; Amarillo, Ft. Worth and Houston, Texas; Baton Rouge, Louisiana; Wilmington, Delaware; Hato Rey and Isabella, Puerto Rico; Tampa, Florida; Livingston, New Jersey; Evansville, Indiana; Nashville, Tennessee; 70 Pine Street, 72 Wall Street and 175 Water Street in New York City; and offices in approximately 30 foreign countries including Bermuda, Chile, Hong Kong, the Philippines, Japan, England, Singapore, Switzerland, Taiwan and Thailand are located in buildings owned by AIG and its subsidiaries. The remainder of the office space utilized by AIG subsidiaries is leased.

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

In late 2002, a shareholder derivative action was filed in Delaware Chancery Court alleging breaches of fiduciary duty of loyalty and care against AIG's directors. AIG management believes the allegations of the complaint are without merit. AIG's Board of Directors has appointed a special committee of independent directors to review the complaint and respond to the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the directors and executive officers of AIG. All directors are elected at the annual meeting of shareholders. All officers serve at the pleasure of the Board of Directors, but subject to the foregoing, are elected for terms of one year expiring in May of each year.

     Except as hereinafter noted, each of the directors who is also an executive officer of AIG and each of the other executive officers has, for more than five years, occupied an executive position with AIG or companies that are now its subsidiaries. There are no other arrangements or understandings between any director or officer and any other person pursuant to which the director or officer was elected to such position. Prior to joining AIG in 1998, Mr. Patrikis was First Vice President at the Federal Reserve Bank of New York, previously having served as Executive Vice President and General Counsel. Prior to joining AIG in 2001, Mr. Rautenberg was Vice President and General Manager, Corporate Communications at Canon, U.S.A. from September 2000 to June, 2001 and for five years prior to that he was the senior corporate communications executive at Reliance Group Holdings. Prior to joining AIG in September 2002, Mr. Bensinger was Executive Vice President and Chief Financial Officer of Combined Specialty Group, Inc. (a division of Aon Corporation) commencing in March 2002, and served as Executive Vice President of Trenwick Group, Ltd. from October 1999 through December 2001 and as President of Chartwell Re Corp. from March 1993 until October 1999.

-----------------------------------------------------------------------------------------------------------------
                                                                                               SERVED AS DIRECTOR
NAME                     TITLE                                                          AGE     OR OFFICER SINCE
=================================================================================================================
M. Bernard Aidinoff*     Director                                                        74           1984
Eli Broad                Director                                                        69           1999
Pei-yuan Chia            Director                                                        64           1996
Marshall A. Cohen        Director                                                        68           1992
Barber B. Conable, Jr.   Director                                                        80           1991
Martin S. Feldstein      Director                                                        63           1987
Ellen V. Futter          Director                                                        53           1999
M. R. Greenberg*         Director, Chairman and Chief Executive Officer                  77           1967
Carla A. Hills*          Director                                                        69           1993
Frank J. Hoenemeyer*     Director                                                        83           1985
Richard C. Holbrooke     Director                                                        61           2001
Edward E. Matthews*      Director and Senior Advisor                                     71           1973
Howard I. Smith          Director, Vice Chairman, Chief Financial Officer and Chief      58           1984
                           Administrative Officer
Martin J. Sullivan       Director, Vice Chairman and Co-Chief Operating Officer          48           1997
Thomas R. Tizzio*        Director and Senior Vice Chairman-General Insurance             65           1982
Edmund S. W. Tse         Director, Senior Vice Chairman and Co-Chief Operating Officer   65           1991
Jay S. Wintrob           Director and Executive Vice President-Retirement Savings        46           1999
Frank G. Wisner          Director and Vice Chairman-External Affairs                     64           1997
Frank G. Zarb*           Director                                                        67           2001
John A. Graf             Executive Vice President-Retirement Savings                     43           2002
Donald P. Kanak          Executive Vice President and President of AIG Companies in      50           1998
                           Japan and Korea
Rodney O. Martin, Jr.    Executive Vice President-Life Insurance                         50           2002
Kristian P. Moor         Executive Vice President-Domestic General Insurance             43           1998
Win J. Neuger            Executive Vice President and Chief Investment Officer           53           1995
R. Kendall Nottingham    Executive Vice President-Life Insurance                         64           1998
Robert M. Sandler        Executive Vice President, Senior Casualty Actuary and Senior    60           1980
                           Claims Officer
William N. Dooley        Senior Vice President-Financial Services                        50           1992
Lawrence W. English      Senior Vice President-Administration                            61           1985
Axel I. Freudmann        Senior Vice President-Human Resources                           56           1986
Ernest T. Patrikis       Senior Vice President and General Counsel                       59           1998
Richard W. Scott         Senior Vice President-Investments                               49           2002
Steven J. Bensinger      Vice President and Treasurer                                    48           2002
Michael J. Castelli      Vice President and Comptroller                                  47           1998
Keith L. Duckett         Vice President and Director of Internal Audit                   42           2001
Peter K. Lathrop         Vice President and Director of Taxes                            60           2001
Robert E. Lewis          Vice President and Chief Credit Officer                         52           1993
Charles M. Lucas         Vice President and Director of Market Risk Management           64           1996
Steven A. Rautenberg     Vice President-Communications                                   53           2001
Brian T. Schreiber       Vice President-Strategic Planning                               37           2002
Kathleen E. Shannon      Vice President and Secretary                                    53           1986
=================================================================================================================

*    Member of Executive Committee.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(A) THE TABLE BELOW SHOWS THE HIGH AND LOW CLOSING SALES PRICES PER SHARE OF AIG'S COMMON STOCK ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE, FOR EACH QUARTER OF 2002 AND 2001.

--------------------------------------------------------------------------------
                                        2002                         2001
                                 -------------------         -------------------
                                 HIGH           LOW          High           Low
================================================================================
First Quarter                    79.61         70.15         96.88         75.12
Second Quarter                   75.26         62.84         86.51         76.18
Third Quarter                    67.91         51.10         87.06         67.05
Fourth Quarter                   67.89         52.45         86.01         76.74
================================================================================

     (b) In 2002, AIG paid a quarterly dividend of 4.2 cents in March and June and 4.7 cents in September and December for a total cash payment of 17.8 cents per share of common stock. In 2001, AIG paid a quarterly dividend of 3.7 cents in March and June and 4.2 cents in September and December for a total cash payment of 15.8 cents per share of common stock. Subject to the dividend preference of any of AIG's serial preferred stock which may be outstanding, the holders of shares of common stock are entitled to receive such dividends as may be declared by the Board of Directors from funds legally available therefor.

     See Note 11(a) of Notes to Financial Statements for a discussion of certain restrictions on the payment of dividends to AIG by some of its insurance subsidiaries.

     (c) The approximate number of holders of common stock as of January 31, 2003, based upon the number of record holders, was 60,000.

     (d) Information relating to compensation plans under which equity securities of AIG are authorized for issuance is set forth under "Equity Compensation Plan Information" on page 12 of the Proxy Statement for AIG's 2003 Annual Meeting of Shareholders to be held on May 14, 2003 and all such information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES SELECTED CONSOLIDATED FINANCIAL DATA

THE FOLLOWING SELECTED CONSOLIDATED FINANCIAL DATA, WHICH HAS BEEN RESTATED TO GIVE RETROACTIVE EFFECT TO THE ACQUISITIONS OF AGC AND SUNAMERICA INC. ON A POOLING OF INTERESTS BASIS, IS PRESENTED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. THIS DATA SHOULD BE READ IN CONJUNCTION WITH THE SUPPLEMENTAL FINANCIAL STATEMENTS AND ACCOMPANYING NOTES INCLUDED ELSEWHERE HEREIN.

(in millions, except per share amounts)
---------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                             2002          2001          2000         1999         1998
=================================================================================================================================
Revenues (a):
    Premiums and other considerations                             $  44,589     $  38,428     $  34,570    $  31,020    $  27,817
    Net investment income                                            15,034        13,977        12,663       11,449       10,257
    Realized capital gains (losses)                                  (2,441)         (836)         (314)         103          130
    Other revenues                                                   10,300        10,197         9,419        8,162        7,408
Total revenues                                                       67,482        61,766        56,338       50,734       45,612
Benefits and expenses
    Incurred policy losses and benefits                              41,927        35,054        30,864       27,495       24,676
    Insurance acquisition and other operating expenses               17,413        16,556        15,136       13,840       13,353
    Acquisition, restructuring and related charges                       --         2,017           315           --           --
Total benefits and expenses                                          59,340        53,627        46,315       41,335       38,029
Income before income taxes, minority interest and cumulative
    effect of accounting changes (b)                                  8,142         8,139        10,023        9,399        7,583
Income taxes                                                          2,328         2,339         2,971        2,833        2,190
Income before minority interest and cumulative effect
    of accounting changes                                             5,814         5,800         7,052        6,566        5,393
Minority interest                                                      (295)         (301)         (413)        (380)        (347)
Income before cumulative effect of accounting changes                 5,519         5,499         6,639        6,186        5,046
Cumulative effect of accounting changes, net of tax                      --          (136)           --           --           --
Net income                                                            5,519         5,363         6,639        6,186        5,046
Earnings per common share (c):
    Basic
        Income before cumulative effect of accounting changes          2.11          2.10          2.55         2.37         1.96
        Cumulative effect of accounting changes                          --         (0.05)           --           --           --
        Net income                                                     2.11          2.05          2.55         2.37         1.96
    Diluted
        Income before cumulative effect of accounting changes          2.10          2.07          2.52         2.34         1.92
        Cumulative effect of accounting changes                          --         (0.05)           --           --           --
        Net income                                                     2.10          2.02          2.52         2.34         1.92
Cash dividends per common share (d)                                     .18           .16           .14          .13          .11
Total assets                                                        561,229       493,061       426,671      383,685      338,783
Long-term debt (e)                                                   49,416        46,395        38,069       34,583       33,655
Capital funds (shareholders' equity)                                 59,103        52,150        47,439       39,641       38,909
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

(b) Includes net loss reserve charge of $2.8 billion in 2002 and WTC losses of $900 million in 2001.

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

Set forth below are reconciliations of each "non-GAAP financial measure" used in this Annual Report on Form 10-K to its most equivalent measure presented on a GAAP basis. For an explanation of why AIG management considers these "non-GAAP measures" useful, see Executive Summary in Management's Discussion and Analysis of Financial Condition and Results of Operations.


GENERAL INSURANCE REVENUES:

(in millions)
--------------------------------------------------------------------------------
                                            2002           2001           2000
Net premiums earned                       $ 24,269       $ 19,365       $ 17,407
Net investment income                        2,760          2,893          2,701
Realized capital gains (losses)               (858)          (130)            38
--------------------------------------------------------------------------------
As adjusted - Management
  reporting basis                         $ 26,171       $ 22,128       $ 20,146
================================================================================

GENERAL INSURANCE OPERATING INCOME AS REPORTED:

(in millions)
--------------------------------------------------------------------------------
                                             2002          2001          2000
================================================================================
Net premiums written                       $ 27,414      $ 20,101      $ 17,526
Change in unearned
  premium reserve                            (3,145)         (736)         (119)
--------------------------------------------------------------------------------
Net premiums earned                          24,269        19,365        17,407
Losses incurred                              18,449        13,228        11,379
Loss expenses incurred                        2,365         2,178         1,725
Underwriting expenses                         4,690         3,871         3,518
--------------------------------------------------------------------------------
Adjusted underwriting profit (loss)          (1,235)           88           785
Net investment income                         2,760         2,893         2,701
Realized capital gains (losses)                (858)         (130)           38
--------------------------------------------------------------------------------
Operating income                           $    667      $  2,851      $  3,524
================================================================================

GENERAL INSURANCE OPERATING INCOME AS ADJUSTED:

(in millions)
--------------------------------------------------------------------------------
                                               2002          2001          2000
================================================================================
As reported                                 $   667       $ 2,851       $ 3,524
Loss reserve charge                           2,800            --            --
WTC losses                                       --           769            --
Realized capital (gains) losses                 858           130           (38)
--------------------------------------------------------------------------------
As adjusted - Management
  reporting basis                           $ 4,325       $ 3,750       $ 3,486
================================================================================

LIFE PREMIUM INCOME:

(in millions)
--------------------------------------------------------------------------------
                                              2002          2001          2000
================================================================================
As reported                                  $20,320       $19,063       $17,163
Deposits and considerations not
  deemed to be GAAP revenue                   28,342        24,554        21,056
--------------------------------------------------------------------------------
Premium income, deposits and
  other considerations                       $48,662       $43,617       $38,219
================================================================================


LIFE INSURANCE REVENUES:

(in millions)
--------------------------------------------------------------------------------
                                              2002          2001          2000
================================================================================
Premium income                             $ 20,320      $ 19,063      $ 17,163
Net investment income                        12,274        11,084         9,962
Realized capital gains (losses)              (1,053)         (254)         (162)
--------------------------------------------------------------------------------
As adjusted - Management
  reporting basis                          $ 31,541      $ 29,893      $ 26,963
================================================================================

LIFE INSURANCE OPERATING INCOME:

(in millions)
--------------------------------------------------------------------------------
                                               2002          2001          2000
================================================================================
As reported                                   $4,929        $4,675        $4,058
WTC losses                                        --           131            --
Realized capital losses                        1,053           254           162
--------------------------------------------------------------------------------
As adjusted - Management
  reporting basis                             $5,982        $5,060        $4,220
================================================================================


INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES:

(in millions)
--------------------------------------------------------------------------------
                                               2002          2001          2000
================================================================================
As reported                                  $ 8,142       $ 8,139       $10,023
Loss reserve charge                            2,800            --            --
WTC losses                                        --           900            --
Realized capital losses                        2,441           836           314
Acquisition, restructuring and
  related charges                                 --         2,017           315
--------------------------------------------------------------------------------
As adjusted - Management
  reporting basis                            $13,383       $11,892       $10,652
================================================================================

NET INCOME:

(in millions)
--------------------------------------------------------------------------------
                                               2002          2001          2000
================================================================================
As reported                                  $ 5,519       $ 5,363       $ 6,639
Loss reserve charge                            1,794            --            --
WTC losses                                        --           533            --
Realized capital losses                        1,596           542           214
Acquisition, restructuring and
  related charges                                 --         1,385           207
Cumulative effect of
  accounting changes                              --           136            --
--------------------------------------------------------------------------------
As adjusted - Management
  reporting basis                            $ 8,909       $ 7,959       $ 7,060
================================================================================

INDEX TO FINANCIAL INFORMATION

                             American International Group, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" is designed to provide the reader a narrative with respect to AIG's operations, financial condition and liquidity and certain other significant matters.

INDEX

                                                                            Page
 Executive Summary                                                           22
       Consolidated Results                                                  22
       Critical Accounting Estimates                                         24
       Operational Review                                                    24
       General Insurance Operations                                          24
         General Insurance Results                                           25
         Reinsurance                                                         27
         Reserve for Losses and Loss Expenses                                28
         Loss Reserve Charge                                                 29
         Asbestos and Environmental Claims                                   30
       Life Insurance Operations                                             33
         Life Insurance Results                                              34
         Underwriting and Investment Risk                                    34
       Financial Services Operations                                         36
         Financial Services Results                                          36
       Retirement Savings & Asset Management Operations                      38
         Retirement Savings & Asset Management Results                       38
       Other Operations                                                      38
 Capital Resources                                                           39
       Borrowings                                                            39
       Capital Funds                                                         41
       Stock Repurchase                                                      41
       Dividends from Insurance Subsidiaries                                 41
       Regulation and Supervision                                            41
       Contractual Obligations and Other Commercial Commitments              42
       Special Purpose Vehicles                                              42
Liquidity                                                                    43
Invested Assets                                                              44
Insurance Invested Assets                                                    44
     Fixed Maturity Investments                                              45
     Credit Quality                                                          45
     Equity Investments                                                      45
     Valuation of Invested Assets                                            45
     Mortgage Investments                                                    47
     Short-term Investments                                                  47
     Real Estate Investments                                                 47
     Other Investments                                                       47
     Managing Market Risk                                                    48
Financial Services Invested Assets                                           49
     Managing Market Risk                                                    51
Derivatives                                                                  53
    Counterparty Credit Quality                                              54
    Fair Value Source                                                        55
    Notional Amounts                                                         56
Accounting Standards                                                         57

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

AIG's operations are conducted principally through four business segments: general insurance, life insurance, financial services and retirement savings & asset management. Within each of these business segments are various operating groups generally formed based upon products or services which may be offered in different geographic locations.

                                  [FLOWCHART]

Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, AIG presents its operations in the way it believes will be most meaningful, as well as most transparent. Operating income is shown exclusive of realized capital gains (losses) because the determination to realize capital gains or losses is generally independent of the insurance underwriting process. Operating income and the related performance rates are also shown exclusive of one or more of the 2002 reserve charge discussed under "Loss Reserve Charge" herein, 2001 acquisition, restructuring and related charges, and 2001 World Trade Center and related losses (WTC losses) because AIG believes that these items are sufficiently unusual that they do not reflect the underlying basic performance of the business. Net income is presented exclusive of these items as well as the cumulative effect of accounting changes for the same reason. Premium income, gross premiums written, statutory underwriting profit (loss) and combined ratios are presented in accordance with accounting principles prescribed by insurance regulatory authorities because these are standard measures of performance used in the insurance industry and thus allow more meaningful comparisons with AIG's insurance competitors. A reconciliation of these measurements to the most equivalent measurements presented in accordance with Generally Accepted Accounting Principles (GAAP) is presented on page 20.

CONSOLIDATED RESULTS

AIG's revenues in 2002 increased 9.3 percent to $67.5 billion when compared to $61.8 billion in 2001. Growth in revenues was primarily attributable to the growth in net premiums earned from the general insurance operations. This growth was negatively impacted by realized capital losses incurred. The following tables reconcile results reported on a GAAP basis to the presentation AIG management believes is most meaningful.

INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES:

(in millions)
--------------------------------------------------------------------------------
                                                   2002        2001       2000
================================================================================
As reported                                      $ 8,142     $ 8,139     $10,023
Loss reserve charge                                2,800          --          --
WTC losses                                            --         900          --
Realized capital losses                            2,441         836         314
Acquisition, restructuring and related charges        --       2,017         315
--------------------------------------------------------------------------------
As adjusted -- Management reporting basis        $13,383     $11,892     $10,652
================================================================================
NET INCOME:
(in millions)
--------------------------------------------------------------------------------
                                                   2002        2001        2000
================================================================================
As reported                                      $ 5,519     $ 5,363     $ 6,639
Loss reserve charge                                1,794          --          --
WTC losses                                            --         533          --
Realized capital losses                            1,596         542         214
Acquisition, restructuring and related charges        --       1,385         207
Cumulative effect of accounting changes               --         136          --
--------------------------------------------------------------------------------
As adjusted -- Management reporting basis        $ 8,909     $ 7,959     $ 7,060
================================================================================

      AIG's income before income taxes, minority interest and cumulative effect of accounting changes increased modestly in 2002 when compared to 2001. Factors influencing the growth were not only the increase in realized capital losses but also the impact of the $2.8 billion loss reserve charge in 2002. (See discussion under "Loss Reserve Charge" herein.) If the realized capital losses and such loss reserve charge were excluded from 2002 income and $836 million in realized capital losses, $900 million in WTC losses and $2.02 billion of acquisition, restructuring and related charges were excluded in 2001, AIG's growth in income before taxes, minority interest and cumulative effect of accounting changes would be 12.5 percent. AIG believes that the growth rates discussed above are more representative of the overall growth of its operations than the rates determined including the impact of events AIG views as unusual and unlikely to recur.

                             American International Group, Inc. and Subsidiaries

      AIG's net income in 2002 increased 2.9 percent to $5.52 billion when compared to $5.36 billion in 2001. Excluding net of tax, realized capital gains (losses), the $1.8 billion loss reserve charge in 2002, the $1.38 billion of acquisition, restructuring and related charges, $533 million in WTC losses, and $136 million cumulative effect of accounting changes incurred in 2001, AIG's net income in 2002 increased 11.9 percent.

THE FOLLOWING TABLE SUMMARIZES THE OPERATIONS OF EACH PRINCIPAL SEGMENT FOR 2002, 2001 AND 2000. (SEE ALSO NOTE 2 OF NOTES TO FINANCIAL STATEMENTS.) :

(in millions)
-------------------------------------------------------------------------------
                                             2002          2001          2000
===============================================================================
Revenues:
    General insurance(a)                   $ 26,171      $ 22,128      $ 20,146
    Life insurance(b)                        31,541        29,893        26,963
    Financial services(c)                     6,815         6,485         5,954
    Retirement savings & asset
         management(d)                        3,485         3,712         3,465
    Other                                      (530)         (452)         (190)
-------------------------------------------------------------------------------
Total                                      $ 67,482      $ 61,766      $ 56,338
===============================================================================
Operating income:
    General insurance                      $    667      $  2,851      $  3,524
    Life insurance                            4,929         4,675         4,058
    Financial services                        2,189         1,991         1,666
    Retirement savings & asset management     1,016         1,088         1,108
    Other                                      (659)       (2,466)         (333)
-------------------------------------------------------------------------------
Total                                      $  8,142      $  8,139      $ 10,023
===============================================================================

(a) Represents the sum of net premiums earned, net investment income and realized capital gains (losses).

(b) Represents the sum of life premium income, net investment income and realized capital gains (losses).

(c)   Represents financial services commissions, transactions and other fees.

(d) Represents retirement savings & asset management commissions and other fees.

GENERAL INSURANCE

General insurance operating income decreased 76.6 percent in 2002 compared to 2001. The primary reasons for this decline were the loss reserve charge of $2.8 billion and an increase in realized capital losses of over $700 million. Excluding realized capital gains (losses), the loss reserve charge in 2002 and WTC losses of $769 million, including $200 million from Transatlantic, in 2001, general insurance operating income increased 15.4 percent.

LIFE INSURANCE

Life insurance operating income increased 5.4 percent in 2002 compared to 2001, impacted by an increase in realized capital losses of nearly $800 million. Excluding realized capital gains (losses) and WTC losses of $131 million in 2001, life insurance operating income increased 18.2 percent, reflecting operating income growth in each of AIG's principal life insurance businesses.

FINANCIAL SERVICES

Financial services operating income increased 9.9 percent in 2002 compared to 2001, reflecting the continued growth of each of its principal operations.

RETIREMENT SAVINGS & ASSET MANAGEMENT

Retirement savings & asset management operating income decreased 6.6 percent in 2002 when compared to 2001. Results in the variable annuity business continue to be impacted by weak equity markets in the United States and around the world.

REALIZED CAPITAL LOSSES

During 2002, AIG incurred net realized capital losses of $2.44 billion, including $356 million from WorldCom Inc. securities.

CAPITAL RESOURCES

At December 31, 2002, AIG had total capital funds of $59.10 billion and total borrowings of $71.89 billion. At that date, $64.98 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

      During 2002, AIG repurchased in the open market 10,858,000 shares of its common stock.

LIQUIDITY

At December 31, 2002, consolidated invested assets were $432.36 billion including $8.16 billion in cash and short-term investments. Consolidated net cash provided from operating activities in 2002 amounted to $18.69 billion. AIG believes that its liquid assets, cash provided by operations and access to the capital markets will enable it to meet any forseeable cash requirements.

OUTLOOK

Premium rates in the General Insurance business are continuing to strengthen both domestically and in key international markets, along with policy restrictions and exclusions. AIG expects that such growth will continue through 2003. Such increases in premium growth will have a strong positive impact on cash flow available for investment. Thus, General Insurance's net investment income is expected to rise in future quarters even in the current interest rate environment.

      In the Life Insurance segment, AIG expects continued growth with respect to its domestic individual fixed annuity operation, while in overseas markets, AIG's life insurance operations are expected to continue double digit growth. AIG continues to expand its operations in China, becoming the first foreign insurance organization to have wholly owned life insurance operations in Beijing, Suzhou, Dongguan and Jiangmen, as well as previously established

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

operations in Shanghai, Foshan, Guangzhou and Shenzhen. AIG also expects India and Vietnam to offer additional opportunities for growth.

      AIG expects that ILFC will continue its growth and operating profitability even as the airline industry remains under stress. ILFC derives over 80 percent of its lease revenues from foreign carriers, thus limiting its exposure to the domestic commercial aviation market which is significantly more depressed than the rest of the industry. AIG is also optimistic about opportunities for growth in its consumer finance business through continued expansion of overseas credit card operations and alternative distribution systems such as the use of the Internet. During 2003, AIG also expects to expand its recently formed international retirement savings operations.

CRITICAL ACCOUNTING ESTIMATES

Note 1 of Notes to Financial Statements provides a summary of the GAAP accounting policies significant to AIG. Among these policies requiring significant judgment, AIG considers its most critical accounting estimates those with respect to reserves for losses and loss expenses, future policy benefits for life and accident and health contracts, deferred policy acquisition costs, and fair value determinations with respect to certain assets and liabilities of certain of the subsidiaries of AIG's financial services operations. These accounting estimates require the use of assumptions about matters that are highly uncertain at the time of estimation. Reserves for losses and loss expenses are estimated using data where the more recent accident years of long tail casualty lines have limited statistical credibility in reported net losses. (See also the discussions "Reserve for Losses and Loss Expenses", "Loss Reserve Charge", and "Asbestos and Environmental Claims" herein.) The liability for future policy benefits for life and accident and health contracts include estimates for interest rates, mortality and surrender rates and invested asset performance. (See also the discussion "Life Insurance Operations".) Recoverability of deferred policy acquisition costs are contingent upon the underlying insurance operations being profitable. (See also the discussions "General Insurance Operations", "Life Insurance Operations" and "Retirement Savings and Asset Management Operations" herein.) Fair value determinations with respect to certain assets and liabilities of certain subsidiaries of AIG's financial services operations are arrived at through the use of valuation models. (See also the discussion "Managing Market Risk" herein.)

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

      AIG's Foreign General insurance group accepts risks primarily underwritten through American International Underwriters (AIU), a marketing unit consisting of wholly owned agencies and insurance entities. The Foreign General insurance group also includes business written by AIG's foreign-based insurance subsidiaries for their own accounts. (See also Note 2 of Notes to Financial Statements.)

GENERAL INSURANCE OPERATIONS FOR 2002, 2001 AND 2000 WERE AS FOLLOWS:

(in millions)
-------------------------------------------------------------------------------
                                       2002             2001             2000
===============================================================================
Net premiums written                 $ 27,414         $ 20,101         $ 17,526
Change in unearned
    premium reserve                    (3,145)            (736)            (119)
-------------------------------------------------------------------------------
Net premiums earned                    24,269           19,365           17,407
Losses incurred                        18,449(a)        13,228(c)        11,379
Loss expensesincurred                   2,365(b)         2,178            1,725
Underwriting expenses                   4,690            3,871            3,518
-------------------------------------------------------------------------------
Adjusted underwriting
    profit (loss)                      (1,235)              88              785
Net investment income                   2,760            2,893            2,701
Realized capital gains (losses)          (858)            (130)              38
-------------------------------------------------------------------------------
Operating income                     $    667         $  2,851         $  3,524
===============================================================================

(a)   Includes loss reserve charge of $2.8 billion.

(b) Includes 21st Century's loss adjustment expense pre-tax provision of $43 million for SB1899 Northridge earthquake claims.

(c)   Includes WTC losses of $769 million in the aggregate.

                             American International Group, Inc. and Subsidiaries

GENERAL INSURANCE OPERATIONS BY MAJOR OPERATING UNIT FOR 2002, 2001 AND 2000 WERE AS FOLLOWS:

(in millions)
-----------------------------------------------------------------------------------
                                            2002             2001            2000
===================================================================================
Net premiums written:
    Domestic General
         DBG(a)                          $ 15,214         $ 10,197         $  7,934
         Transatlantic                      2,500            1,906            1,659
         Personal Lines                     3,182            2,454            2,510
         Mortgage Guaranty                    508              494              453
    Foreign General(a)                      6,010            5,050            4,970
-----------------------------------------------------------------------------------
Total                                    $ 27,414         $ 20,101         $ 17,526
===================================================================================
Net premiums earned:
    Domestic General
         DBG(a)                          $ 13,053         $  9,776         $  8,023
         Transatlantic                      2,369            1,790            1,632
         Personal Lines                     2,913            2,478            2,401
         Mortgage Guaranty                    502              489              452
    Foreign General(a)                      5,432            4,832            4,899
-----------------------------------------------------------------------------------
Total                                    $ 24,269         $ 19,365         $ 17,407
===================================================================================
Adjusted underwriting
    profit (loss):
    Domestic General
         DBG(a)                          $ (2,049)(b)     $   (338)(c)     $    177
         Transatlantic                        (58)(b)         (274)(c)            1
         Personal Lines                        29(d)           (92)             (37)
         Mortgage Guaranty                    278              311              270
    Foreign General(a)                        565              481(c)           374
-----------------------------------------------------------------------------------
Total                                    $ (1,235)        $     88         $    785
===================================================================================
Net investment income:
    Domestic General
         DBG                             $  1,609         $  1,827         $  1,614
         Transatlantic                        252              240              234
         Personal Lines                       122              114              113
         Mortgage Guaranty                    139              106               93
         Intercompany adjustments
       and eliminations - net                  23               23               77
    Foreign General                           615              583              570
-----------------------------------------------------------------------------------
Total                                    $  2,760         $  2,893         $  2,701
===================================================================================
Operating income (loss) before
    realized capital gains (losses):
    Domestic General
         DBG(a)                          $   (440)(b)     $  1,489(c)      $  1,791
         Transatlantic                        194(b)           (34)(c)          235
         Personal Lines                       151(d)            22               76
         Mortgage Guaranty                    417              417              363
         Intercompany adjustments
       and eliminations - net                  23               23               77
    Foreign General(a)                      1,180            1,064(c)           944
-----------------------------------------------------------------------------------
Total                                       1,525            2,981            3,486
Realized capital gains (losses)              (858)            (130)              38
-----------------------------------------------------------------------------------
Operating income                         $    667(b)      $  2,851(c)      $  3,524
===================================================================================

(a)   Reflects the realignment of certain internal divisions in each year.

(b)   Includes loss reserve charge of $2.8 billion in the aggregate.

(c)   Includes WTC losses of $769 million in the aggregate.

(d) Includes 21st Century's loss adjustment expense pre-tax provision of $43 million for SB1899 Northridge earthquake claims.

General Insurance Results

      NET PREMIUMS WRITTEN AND NET PREMIUMS EARNED in 2002 increased 36.4 percent and 25.3 percent, respectively, from those of 2001. In 2001, net premiums written increased 14.7 percent and net premiums earned increased 11.2 percent when compared to 2000.

      Commencing in the latter part of 1999 and continuing through 2002 and into the current quarter, the commercial property-casualty market place has experienced rate increases. Virtually all areas of DBG have experienced rate increases as well as maintaining an excellent retention rate for desired renewal business. The vast majority of the increase in 2002 resulted from rate increases with respect to renewed business. Overall, DBG's net premiums written increased $5.02 billion or 49.2 percent in 2002 over 2001. These increases compared to an increase of $2.26 billion or 28.5 percent in 2001 over 2000. DBG produced 55.5 percent of the general insurance net premiums written in 2002, 50.7 percent in 2001 and 45.3 percent in 2000.

      Personal Lines' net premiums written increased 29.7 percent or $728 million in 2002 over 2001, reflecting auto insurance rate increases in many states, compared to a decrease of 2.2 percent or $56 million in 2001 from 2000.

      Foreign General insurance net premiums written increased 19.0 percent and net premiums earned increased 12.4 percent. Foreign General insurance operations produced 21.9 percent of the general insurance net premiums written in 2002,
25.1 percent in 2001 and 28.4 percent in 2000.

      In comparing the foreign currency exchange rates used to translate the results of AIG's foreign general operations during 2002 to those foreign currency exchange rates used to translate AIG's Foreign General results during 2001, the U.S. dollar strengthened slightly in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, when foreign net premiums written were translated into U.S. dollars for the purposes of the preparation of the consolidated financial statements, total general insurance net premiums written were approximately 1.2 percentage points less than they would have been if translated utilizing those foreign currency exchange rates which prevailed during 2001.

      Net premiums written are initially deferred and earned based upon the terms of the underlying policies. The net unearned premium reserve constitutes deferred revenues which are generally earned ratably over the policy period. Thus, the net unearned premium reserve is not fully recognized as net premiums earned until the end of the policy period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

THE STATUTORY GENERAL INSURANCE RATIOS, INCLUDING THE $2.8 BILLION LOSS RESERVE CHARGE IN 2002 AND $769 MILLION OF WTC LOSSES IN 2001, WERE AS FOLLOWS:

--------------------------------------------------------------------------------
                                                   2002        2001        2000
================================================================================
Domestic General:
    Loss Ratio                                     92.86       85.89       80.99
    Expense Ratio                                  17.72       17.64       17.39
--------------------------------------------------------------------------------
Combined Ratio                                    110.58      103.53       98.38
================================================================================
Foreign General:
    Loss Ratio                                     61.13       60.51       60.71
    Expense Ratio                                  28.99       31.67       31.69
--------------------------------------------------------------------------------
Combined Ratio                                     90.12       92.18       92.40
================================================================================
Consolidated:
    Loss Ratio*                                    85.76       79.55       75.28
    Expense Ratio                                  20.19       21.16       21.45
--------------------------------------------------------------------------------
Combined Ratio                                    105.95      100.71       96.73
================================================================================

* The impact of the loss reserve charge and the WTC losses on the loss ratio was an increase of 11.54 in 2002 and 3.97 in 2001.

      AIG believes that underwriting profit is the true measure of the performance of the core business of a general insurance company.

      Underwriting profit is measured in two ways: statutory underwriting profit and Generally Accepted Accounting Principles (GAAP) underwriting profit.

      Statutory underwriting profit is arrived at by reducing net premiums earned by net losses and loss expenses incurred and net expenses incurred. Statutory accounting differs from GAAP, as statutory accounting, in general, requires immediate expense recognition and ignores the matching of revenues and expenses as required by GAAP. That is, for statutory purposes, expenses are recognized immediately, not over the same period that the revenues are earned.

      A basic premise of GAAP accounting is the recognition of expenses at the same time revenues are earned, the principle of matching. Therefore, to convert underwriting results to a GAAP basis, acquisition expenses are deferred (deferred acquisition costs - DAC) and amortized over the period the related premiums written are earned. Accordingly, the statutory underwriting profit has been adjusted as a result of acquisition expenses being deferred as required by GAAP. Thus, "adjusted underwriting profit" is a GAAP measurement which can be viewed as gross margin or an intermediate subtotal in calculating operating income and net income. DAC is reviewed for recoverability and such review requires significant management judgment. (See also Notes 1, 2 and 4 of Notes to Financial Statements.)

      A major part of the discipline of a successful general insurance company is to produce an underwriting profit, exclusive of investment income. If underwriting is not profitable, losses incurred are a major factor. The result is that the premiums are inadequate to pay for losses and expenses and produce a profit; therefore, investment income must be used to cover underwriting losses. If assets and the income therefrom are insufficient to pay claims and expenses over extended periods, an insurance company cannot survive. For these reasons, AIG views and manages its underwriting operations separately from its investment operations. (See also the discussion under "Liquidity" herein.)

      The underwriting environment varies from country to country, as does the degree of litigation activity. Regulation, product type and competition have a direct impact on pricing and consequently profitability as reflected by adjusted underwriting profit and statutory general insurance ratios.

      In 2002, AIG's general insurance results reflect the net impact of the loss reserve charge of $2.8 billion with respect to accident years 1997 through 2001. Such charge was the result of AIG's annual year-end review of general insurance loss reserves. (See also the discussion under "Loss Reserve Charge" herein.) In addition, these results reflect the net impact of catastrophe losses approximating $57 million in 2002, $867 million in 2001 (which include $769 million in WTC losses and $50 million with respect to the Northridge earthquake, following the unprecedented decision by the State of California to require all insurers to reopen claims nearly eight years after the occurrence), and $44 million in 2000. On a gross basis, incurred losses included $3.5 billion attributable to the loss reserve charge and approximately $245 million from catastrophes in 2002, and catastrophe losses of $2.15 billion in 2001 (which include $2.0 billion in WTC losses), and $112 million in 2000.

      With respect to catastrophe losses, AIG believes that it has taken appropriate steps to reduce the magnitude of possible future losses. The occurrence of one or more catastrophic events of unanticipated frequency or severity, such as a terrorist attack, earthquake or hurricane, that causes insured losses, however, could have a material adverse effect on AIG's results of operations, liquidity or financial condition. Current techniques and models may not accurately predict in the future the probability of catastrophic events and the extent of the resulting losses. Moreover, one or more catastrophe losses could impact negatively AIG's reinsurers and result in an inability of AIG to collect reinsurance recoverables. The impact of losses caused by catastrophes can fluctuate widely

                             American International Group, Inc. and Subsidiaries

from year to year, making comparisons of recurring type business more difficult. The pro forma table below excludes the loss reserve charge in 2002, WTC losses in 2001 and catastrophe losses in all three years in order to present comparable results of AIG's ongoing underwriting operations.

ON THE BASIS DISCUSSED ABOVE, THE PRO FORMA CONSOLIDATED STATUTORY GENERAL INSURANCE RATIOS WOULD BE AS FOLLOWS:

-------------------------------------------------------------------------------
                                                2002         2001         2000
===============================================================================
Published Loss Ratio                            85.76        79.55        75.28
Loss reserve charge                            (11.54)          --           --
WTC Losses                                         --        (3.97)          --
Catastrophes                                    (0.23)       (0.50)       (0.25)
-------------------------------------------------------------------------------
Pro Forma                                       73.99        75.08        75.03
Expense Ratio                                   20.19        21.16        21.45
-------------------------------------------------------------------------------
Combined Ratio                                  94.18        96.24        96.48
===============================================================================

      AIG's historic ability to maintain its combined pro forma ratio below 100 is primarily attributable to the profitability of AIG's Foreign General insurance operations and AIG's emphasis on maintaining its disciplined underwriting, especially in the domestic specialty markets. In addition, AIG does not seek premium growth where rates do not adequately reflect its assessment of exposures.

      GENERAL INSURANCE NET INVESTMENT INCOME in 2002 decreased 4.6 percent when compared to 2001. In 2001, net investment income increased 7.1 percent over 2000. The decrease in net investment income in 2002 was primarily a result of lower earnings with respect to the general insurance private equity portfolio. Also, interest income earned from the general insurance bond portfolio was impacted by lower yields as the proceeds from maturing fixed income securities were reinvested. However, the cash flow resulting from the growth in net premiums written should have a positive impact on net investment income in future quarters. The growth in net investment income in 2001 and 2000 was primarily attributable to new cash flow for investment. The new cash flow was generated from net general insurance operating cash flow and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein and Note 8 of Notes to Financial Statements.)

      GENERAL INSURANCE REALIZED CAPITAL LOSSES were $858 million in 2002 and $130 million in 2001, and realized capital gains were $38 million in 2000. These realized gains and losses resulted from the ongoing investment management of the general insurance portfolios within the overall objectives of the general insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities. (See the discussion on "Valuation of Invested Assets" herein.)

THE FOLLOWING TABLE RECONCILES GENERAL INSURANCE OPERATING INCOME ON A GAAP BASIS TO MANAGEMENT'S PRESENTATION HEREIN:

(in millions)
-------------------------------------------------------------------------------
                                                  2002        2001        2000
===============================================================================
As reported                                     $   667     $ 2,851     $ 3,524
Loss reserve charge                               2,800          --          --
WTC losses                                           --         769          --
Realized capital (gains) losses                     858         130         (38)
--------------------------------=----------------------------------------------
As adjusted -- Management reporting basis       $ 4,325     $ 3,750     $ 3,486
================================--=============================================

      GENERAL INSURANCE OPERATING INCOME in 2002 decreased 76.6 percent when compared to 2001. This decline in the growth rate was caused by the $2.8 billion loss reserve charge as well as the $728 million increase in realized capital losses in 2002. If such loss reserve charge and realized capital losses were excluded from 2002 general insurance operations and the WTC losses and realized capital losses were excluded from 2001 general insurance operations, the growth in 2002 when compared to 2001 would be 15.4 percent. General insurance operating income in 2001 decreased 19.1 percent when compared to 2000 primarily due to the WTC losses. If the WTC losses, as well as realized capital losses, were excluded from 2001 general insurance operations and realized capital gains were excluded from 2000 general insurance operations, the increase would be 7.6 percent to $3.75 billion during 2001.

      The contribution of general insurance operating income to income before income taxes, minority interest and cumulative effect of accounting changes was
8.2 percent in 2002 compared to 35.0 percent in 2001 and 35.2 percent in 2000. If the loss reserve charge in 2002 and the WTC losses in 2001 were excluded from each year's general insurance operating income and each of these years excluded realized capital losses or gains, as well as acquisition, restructuring and related charges were excluded from income before income taxes, minority interest and cumulative effect of accounting changes in 2001 and 2000, the general insurance operating income contribution to income before income taxes, minority interest and cumulative effect of accounting changes would be 32.3 percent, 31.5 percent and 32.7 percent in 2002, 2001 and 2000, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      AIG'S GENERAL REINSURANCE ASSETS amounted to $28.77 billion and resulted from AIG's reinsurance arrangements. Thus, a credit exposure existed at December 31, 2002 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2002, approximately 40 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, the majority of these balances were collateralized. The remaining 60 percent of the general reinsurance assets were from authorized reinsurers and over 90 percent of such balances are from reinsurers rated A-(excellent) or better, as rated by A.M. Best. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness.

      AIG maintains an allowance for estimated unrecoverable reinsurance and has been largely successful in its previous recovery efforts. At December 31, 2002, AIG had allowances for unrecoverable reinsurance approximating $120 million. At that date, AIG had no significant reinsurance recoverables from any individual reinsurer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

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

      At December 31, 2002, the consolidated general reinsurance assets of $28.77 billion include reinsurance recoverables for paid losses and loss expenses of $4.19 billion and $21.19 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported
(IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments thereto are reflected in income currently. It is AIG's belief that the ceded reserves at December 31, 2002 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

Reserve for Losses and Loss Expenses

THE TABLE BELOW CLASSIFIES AS OF DECEMBER 31, 2002 THE COMPONENTS OF THE GENERAL INSURANCE RESERVE FOR LOSSES AND LOSS EXPENSES (LOSS RESERVES) WITH RESPECT TO MAJOR LINES OF BUSINESS ON A STATUTORY BASIS*:

(in millions)
--------------------------------------------------------------------------------
Other Liability Occurrence                                               $14,132
Other Liability Claims Made                                                8,559
Workers Compensation                                                       6,064
Auto Liability                                                             4,290
International                                                              2,797
Property                                                                   2,691
Reinsurance                                                                1,591
Medical Malpractice                                                        1,560
Aircraft                                                                   1,448
Products Liability                                                         1,262
Accident & Health                                                          1,009
Fidelity/Surety                                                              875
Other                                                                      5,261
--------------------------------------------------------------------------------
Total                                                                    $51,539
================================================================================

* Presented pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

      At December 31, 2002, the loss reserves amounted to $51.54 billion. These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR and loss expenses. Certain of these loss reserves are discounted. These discounted reserves relate primarily to certain workers' compensation claims. At December 31, 2002, general insurance net loss reserves increased $4.45 billion from prior year end to $30.35 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management's belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at December 31, 2002. While AIG annually reviews the adequacy of established loss reserves, there can be no assurance that AIG's ultimate loss reserves will not adversely develop and materially exceed AIG's loss reserves as of December 31, 2002. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on future results of operations. See "Loss Reserve Charge" below.

      In a very broad sense, the general loss reserves can be categorized into two distinct groups, one group being long tail casualty lines of business. Such lines include excess and umbrella liability, directors and officers' liability, professional liability, medical malpractice, general liability, products'

                             American International Group, Inc. and Subsidiaries

liability, and related classes. The other group is short tail lines of business consisting principally of property lines, personal lines and certain classes of casualty lines.

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

      A variety of actuarial methods and assumptions are normally employed to estimate net losses for long tail casualty lines. These methods ordinarily involve the use of loss trend factors intended to reflect the estimated annual growth in loss costs from one accident year to the next. For the majority of long tail casualty lines, net loss trend factors approximated six percent. Loss trend factors reflect many items including changes in claims handling, exposure and policy forms; current and future estimates of monetary inflation and social inflation and increases in litigation and awards. Thus, many factors are implicitly considered in estimating the year to year growth in loss costs. Therefore, AIG's carried net long tail loss reserves are judgmentally set as well as tested for reasonableness using the most appropriate loss trend factors for each class of business. In the evaluation of AIG's net loss reserves, loss trend factors vary, depending on the particular class and nature of the business involved. These factors are periodically reviewed and subsequently adjusted, as appropriate, to reflect emerging trends which are based upon past loss experience. See "Loss Reserve Charge" below.

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

      AIG's annual reserve review does not calculate a range of loss reserve estimates. Because AIG's general insurance business is primarily in volatile long tail casualty lines driven almost entirely by severity rather than frequency of claims, developing a range around loss reserve estimates would not be meaningful. An estimate is calculated which AIG's actuaries believe provides a reasonable estimate of the required reserve. This amount is evaluated against actual carried reserves.

      It should also be noted that AIG's overall book of business consists of hundreds of segments or classes of business that are individually reviewed as part of the overall analysis of loss reserves. Most of these would fall into the category of longer tail lines of business. Due to the multitude of such classes and the volume of detail for each, it would not be possible to provide complete claim frequency, settlement, closure and other data for all such segments, nor does AIG believe that such disclosure by class of business would be meaningful or useful to the reader. It should be noted that none of the other segments or classes reflects the highly uncertain qualities that apply to the asbestos and environmental claims. For example, traditional actuarial methodologies can be applied to classes such as excess casualty, directors and officers liability, healthcare, and the other long tail coverages that AIG writes. These methodologies cannot be applied to asbestos and environmental exposures. Other than asbestos and environmental exposures, there is no area of significant exposure to AIG for which traditional actuarial methodologies cannot be applied.

      For other property and short tail casualty lines, the loss trend is implicitly assumed to develop at the rate that reported net losses develop from one year to the next. The concerns noted above for longer tail casualty lines with respect to the limited statistical credibility of reported net losses generally do not apply to shorter tail lines.

Loss Reserve Charge

      Following completion of its annual year-end net loss reserve study, AIG increased general insurance loss and loss adjustment reserves, incurring a net, after-tax charge of $1.8 billion in the fourth quarter of 2002.

THE TABLE BELOW CLASSIFIES THE COMPONENTS OF THE NET LOSS RESERVE CHARGE BY ACCIDENT YEAR AND MAJOR LINE OF BUSINESS:

(in millions)
--------------------------------------------------------------------------------
Line of                                Accident  Carried Reserves   Loss Reserve
Business                                 Year    December 31, 2001     Charge
================================================================================
Other Liability Occurrence(a)            1997        $   359          $   175
                                         1998            594              352
                                         1999            766              305
                                         2000            998              335
                                         2001          1,895              276
--------------------------------------------------------------------------------
Total                                                                 $ 1,443
--------------------------------------------------------------------------------
Other Liability Claims Made(b)           1997        $   271          $    --
                                         1998            444              135
                                         1999            371              382
                                         2000            893              185
                                         2001          1,647              103
--------------------------------------------------------------------------------
Total                                                                 $   805
--------------------------------------------------------------------------------
Workers' Compensation(c)                 1996
                                        &Prior       $ 1,102          $   144
                                         1997            206               58
                                         1998            128               33
                                         1999            214               29
                                         2000            548               --
                                         2001            844               30
--------------------------------------------------------------------------------
Total                                                                 $   294
--------------------------------------------------------------------------------
Medical Malpractice                      1997        $    31          $    58
                                         1998             48               35
                                         1999             70               46
                                         2000             75               19
                                         2001            121               --
--------------------------------------------------------------------------------
Total                                                                 $   158
--------------------------------------------------------------------------------
Reinsurance                              1998        $   126          $    33
                                         1999            113               34
                                         2000            158               33
--------------------------------------------------------------------------------
Total                                                                 $   100
================================================================================
Total                                                                 $ 2,800
================================================================================

(a)   Primarily excess casualty.

(b)   Primarily directors and officers.

(c)   Primarily excess workers' compensation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      In conducting its 2002 year end loss reserve analysis, AIG considered all classes of business that could be volatile and directly incorporated that specific class analysis into its overall results.

      AIG's method for determining reserves for volatile long tail lines relies on the use of expected loss ratios such as the method known as the "Bornhuetter/Ferguson" method. This methodology essentially ignores all recent accident years for which loss development is too immature to give reliable results and, instead, bases the reserve estimate on the more mature prior accident year results.

      In its 2002 year end analysis, AIG observed that the more recent immature accident years were showing significant increases in loss development. As a result, AIG modified its historical assumptions in producing an estimate of required reserves. A key modification was to give additional weight to the actual loss development in the immature years. For example, for AIG's excess casualty lead umbrella segment, AIG used the loss development for accident year 1999, even though that development normally would be considered too immature to produce reliable results (and therefore, not used under historical assumptions). Another key change for the most recent accident years (generally accident years 2000, 2001, 2002) is, although AIG continued to use actuarial assumptions that rely on expected loss ratios (such as the Bornhuetter/Ferguson method mentioned above), the expected loss ratio assumptions used gave far greater weight to more recent accident year experience than was the case in the historical assumptions. For example, for the excess casualty lead umbrella segment described above, AIG actuaries gave 100 percent weight to the results of the 1997 through 1999 accident years only, giving no weight to the more favorable development of all prior years, in setting expected loss ratio assumptions for accident years 2000 to 2002. Again, using the lead umbrella segment as an example, rather than using the historical trend factor of 2.5 percent per year as actually experienced, AIG used 7.5 percent as the annual loss cost trend factor reflecting the more current experience.

      Loss development trends for volatile long tail lines such as excess casualty and directors and officers liability have not followed any consistent trend. This has at times led to overstated loss ratio projections and is a key reason why AIG has customarily utilized the historical projection (Bornhuetter/ Ferguson) method. For long tail lines, judgment is required in analyzing the appropriate weighting of current trends to avoid overreacting to data anomalies that may distort such current trends.

      AIG's annual loss reserve review commences late in the third quarter and is completed late in the fourth quarter of each year. Although the year end 2001 annual loss reserve review, completed approximately one year ago, did show some indications of adverse development from most of the classes which required the increase in 2002, at that time, the indicated amount of reserve increase needed was immaterial. Furthermore, it was believed that the potential risk of adverse development from those reserves was mitigated for purposes of the overall loss development by what appeared at the time to be a potential redundancy in the adequacy of the unearned premium reserve as of year end 2001 as premium rates had been increased sharply in 2001. During 2002, however, there was substantial adverse development in AIG's excess casualty and directors and officers lines of business, as well as lesser amounts in certain other classes, including healthcare liability. These adverse developments were significant enough to not only cause a deficiency in the level of carried reserves, but to also suggest that AIG's assumptions for testing its reserves needed to be modified to account for the development in loss trends that was emerging for 1997 and subsequent accident years (as more fully discussed above). Using the modified assumptions, AIG's actuaries conducted further analysis of the reserves required as of December 31, 2002. Given the accuracy of the historical approach and the uncertainty of the more recent trends, AIG decided to give approximately equal weight to both sets of assumptions in establishing the carried reserves as of December 31, 2002.

      Given the scope and complexity of AIG's general insurance operations and the extensive work and time required to review reserves, AIG's annual year end loss reserve review commences late in the third quarter. Recognition of the adverse development occurred at the end of the fourth quarter of 2002 as this was the quarter in which the year end 2002 loss reserve review was completed. The year end 2001 loss reserve review indicated that AIG's carried reserves as of year end 2001 were reasonable.

      As described above, the trend AIG recognized as driving the change in the estimate is the adverse loss cost trend which occurred beginning with accident year 1997 and continued and accelerated in accident years 1998 and 1999. The increase in loss trends is concentrated in high severity coverages, such as excess casualty, excess workers' compensation, directors and officers liability, and healthcare liability. The change in the estimate correlates with this trend.

Asbestos and Environmental Claims

      AIG continues to receive claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (hereinafter referred to collectively as environmental claims) and indemnity claims asserting injuries from asbestos.

      The vast majority of these asbestos and environmental claims emanate from policies written in 1984 and prior years. AIG established over a decade ago specialized toxic tort and environmental claim units, which investigate and adjust all such asbestos and environmental claims. These units utilize a comprehensive ground up approach to claim adjusting by thoroughly evaluating each exposure on a claim by claim basis. Commencing in 1985, standard policies contained an absolute exclusion for pollution related damage and an absolute asbestos exclusion was also implemented. However, AIG currently underwrites environmental impairment liability insurance on a claims made basis and has excluded such claims from the analyses included herein.

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

                             AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

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

      In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims with the same degree of reliability as is the case for other types of claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by the changes in Superfund and waste dump site coverage issues. Although the estimated liabilities for these claims are subject to a significantly greater margin of error than for other claims, the reserves carried for these claims at December 31, 2002 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG's net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. In the future, if the environmental claims develop deficiently, such deficiency would have an adverse impact on future results of operations. (See the previous discussion on reinsurance collectibility herein.)

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

      In asbestos, for example, AIG has resolved all claims with respect to miners and product manufacturers (Tier 1), for which payments are completed or reserves are established to cover future payment obligations. Asbestos claims with respect to products containing asbestos (Tier 2) accounts are generally very mature losses, and have been appropriately recognized and reserved by AIG's asbestos claims operation. AIG believes that the vast majority of the incoming claims, with respect to products containing small amounts of asbestos and companies in the distribution chain and parties with remote, ill-defined involvement with asbestos (Tier 3 and 4), should not impact its coverage; this is due to a combination of factors, including the increasingly peripheral companies being named in asbestos litigation, smaller limits issued to peripheral defendants, tenuous liability cases against peripheral defendants, attachment points of the excess policies, and the manner in which resolution of these weaker cases would be allocated among all insurers, including non-AIG companies, over a long period of time.

A SUMMARY OF RESERVE ACTIVITY, INCLUDING ESTIMATES FOR APPLICABLE IBNR, RELATING TO ASBESTOS AND ENVIRONMENTAL CLAIMS SEPARATELY AND COMBINED AT DECEMBER 31, 2002, 2001 AND 2000 FOLLOWS:

(in millions)
--------------------------------------------------------------------------------------------------------------------------
                                                                   2002                  2001                  2000
                                                            ------------------    ------------------    ------------------
                                                             GROSS       NET       Gross       Net       Gross       Net
==========================================================================================================================
Asbestos:
Reserve for losses and loss expenses at beginning of year   $ 1,114    $   312    $ 1,100    $   338    $ 1,093    $   306
Losses and loss expenses incurred*                              395        168        358         92        405         80
Losses and loss expenses paid*                                 (205)       (80)      (344)      (118)      (398)       (48)
--------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year         $ 1,304    $   400    $ 1,114    $   312    $ 1,100    $   338
==========================================================================================================================
Environmental:
Reserve for losses and loss expenses at beginning of year   $ 1,115    $   407    $ 1,345    $   517    $ 1,519    $   585
Losses and loss expenses incurred*                             (140)       (44)       (41)       (34)       (44)       (45)
Losses and loss expenses paid*                                 (143)       (67)      (189)       (76)      (130)       (23)
--------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year         $   832    $   296    $ 1,115    $   407    $ 1,345    $   517
==========================================================================================================================
Combined:
Reserve for losses and loss expenses at beginning of year   $ 2,229    $   719    $ 2,445    $   855    $ 2,612    $   891
Losses and loss expenses incurred*                              255        124        317         58        361         35
Losses and loss expenses paid*                                 (348)      (147)      (533)      (194)      (528)       (71)
--------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year         $ 2,136    $   696    $ 2,229    $   719    $ 2,445    $   855
==========================================================================================================================

*     All amounts pertain to policies underwritten in prior years.

THE GROSS AND NET IBNR INCLUDED IN THE RESERVE FOR LOSSES AND LOSS EXPENSES AT DECEMBER 31, 2002, 2001 AND 2000 WERE ESTIMATED AS FOLLOWS:

(in millions)
--------------------------------------------------------------------------------------------------------------------------
                                                                   2002                  2001                  2000
                                                            ------------------    ------------------    ------------------
                                                             GROSS       NET       Gross       Net       Gross       Net
==========================================================================================================================
Combined                                                    $ 1,022    $   283    $ 1,038    $   278    $ 1,042    $   314
==========================================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

A SUMMARY OF ASBESTOS AND ENVIRONMENTAL CLAIMS COUNT ACTIVITY FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 WAS AS FOLLOWS:

------------------------------------------------------------------------------------------------------------------------------------
                                           2002                                2001                               2000
                             ---------------------------------  ---------------------------------  ---------------------------------
                             ASBESTOS  ENVIRONMENTAL  COMBINED  Asbestos  Environmental  Combined  Asbestos  Environmental  Combined
====================================================================================================================================
Claims at beginning of year     6,672      9,364       16,036     6,796      11,323       18,119     6,746       13,432      20,178
Claims during year:
    Opened                        959      1,657        2,616       739       1,892        2,631       650        1,697       2,347
    Settled                      (154)      (546)        (700)     (124)       (988)      (1,112)     (101)        (584)       (685)
    Dismissed or
        otherwise resolved       (392)    (1,480)      (1,872)     (739)     (2,863)      (3,602)     (499)      (3,222)     (3,721)
------------------------------------------------------------------------------------------------------------------------------------
Claims at end of year           7,085      8,995       16,080     6,672       9,364       16,036     6,796       11,323      18,119
====================================================================================================================================

THE AVERAGE COST PER CLAIM SETTLED, DISMISSED OR OTHERWISE RESOLVED FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 WAS AS FOLLOWS:

--------------------------------------------------------------------------------
                                                             Gross         Net
================================================================================
2002
ASBESTOS                                                    $375,500    $146,500
ENVIRONMENTAL                                                 70,600      33,100
COMBINED                                                     135,300      57,200
================================================================================
2001
Asbestos                                                    $398,600    $136,700
Environmental                                                 49,100      19,700
Combined                                                     113,100      41,200
================================================================================
2000
Asbestos                                                    $663,300    $ 80,000
Environmental                                                 34,200       6,000
Combined                                                     119,800      16,100
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

AIG'S SURVIVAL RATIOS FOR INVOLUNTARY ASBESTOS AND ENVIRONMENTAL CLAIMS, SEPARATELY AND COMBINED, WERE BASED UPON A THREE YEAR AVERAGE PAYMENT. THESE RATIOS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 WERE AS FOLLOWS:

--------------------------------------------------------------------------------
                                                                   Gross     Net
================================================================================
2002
INVOLUNTARY SURVIVAL RATIOS:
    ASBESTOS                                                        4.1      4.9
    ENVIRONMENTAL                                                  17.6     13.3
    COMBINED                                                        7.3      7.9
================================================================================
2001
Involuntary survival ratios:
    Asbestos                                                        3.3      4.3
    Environmental                                                  18.7     16.5
    Combined                                                        6.8      8.7
================================================================================
2000
Involuntary survival ratios:
    Asbestos                                                        3.6      6.8
    Environmental                                                  20.0     16.9
    Combined                                                        7.6     11.5
================================================================================

      AIG's operations are negatively impacted under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company's future premium tax liabilities. Therefore, the ultimate net

                             AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

assessment cannot reasonably be estimated. The guarantee fund assessments net of credits for 2002, 2001 and 2000 were $76 million, $24 million and $15 million, respectively.

      AIG is also required to participate in various involuntary pools (principally workers' compensation business) which provide insurance coverage for those not able to obtain such coverage in the voluntary markets. This participation is also recorded upon notification, as these amounts cannot reasonably be estimated.

LIFE INSURANCE OPERATIONS

AIG's life insurance subsidiaries offer a wide range of traditional insurance and financial and investment products. Traditional products consist of individual and group life, annuity, endowment and accident and health policies. Financial and investment products consist of fixed and variable annuities, guaranteed investment contracts and pensions. (See also Note 2 of Notes to Financial Statements.)

LIFE INSURANCE OPERATIONS PRESENTED ON A MAJOR PRODUCT BASIS FOR 2002, 2001 AND 2000 WERE AS FOLLOWS:

(in millions)
---------------------------------------------------------------------------------------------
                                                  2002            2001(a)           2000(a)
=============================================================================================
GAAP premiums:
    Domestic:
         Life Insurance                       $     1,626       $     1,515       $     1,522
         Individual Fixed Annuities(b)                 42               437               380
         Guaranteed Investment
           Contracts                                   28                --                (7)
         Home Service                                 854               876               953
         Group Life/Health                            967               925               969
         Pension and Investment Products(b)         1,105             1,144               665
         Accident & Health(c)                          --                51               327
---------------------------------------------------------------------------------------------
    Total Domestic                                  4,622             4,948             4,809
---------------------------------------------------------------------------------------------
    Foreign:
         Life Insurance                            12,000            10,771             9,474
         Personal Accident                          2,491             2,196             1,924
         Group Products                             1,094             1,050               851
         Guaranteed Investment
           Contracts                                  113                98               105
---------------------------------------------------------------------------------------------
    Total Foreign                                  15,698            14,115            12,354
---------------------------------------------------------------------------------------------
Total GAAP premiums                           $    20,320       $    19,063       $    17,163
=============================================================================================
Premium income, deposits
    and other considerations(d)(e):
    Domestic:
         Life Insurance(f)                    $     2,411       $     2,724       $     2,256
         Individual Fixed Annuities                10,328             7,605             5,079
         Guaranteed Investment
           Contracts                                9,078             8,242             6,752
         Home Service                                 861               878               953
         Group Life/Health                            976               930               969
         Pension and Investment Products            1,782             3,020             2,368
         Accident & Health(c)                          --               157               327
---------------------------------------------------------------------------------------------
    Total Domestic                            $    25,436       $    23,556       $    18,704
=============================================================================================
Foreign:
         Life Insurance                            13,440            12,066            10,256
         Personal Accident                          2,497             2,173             1,923
         Group Products                             1,579             1,660             1,266
         Guaranteed Investment
           Contracts                                5,710             4,162             6,070
---------------------------------------------------------------------------------------------
    Total Foreign                                  23,226            20,061            19,515
---------------------------------------------------------------------------------------------
Total premium income, deposits
    and other considerations                  $    48,662       $    43,617       $    38,219
=============================================================================================
Net investment income:
    Domestic:
         Life Insurance                       $     1,417       $     1,329       $     1,306
         Individual Fixed Annuities                 3,229             2,874             2,708
         Guaranteed Investment
           Contracts                                2,052             1,836             1,321
         Home Service                                 683               653               669
         Group Life/Health                            108               105               107
         Pension and Investment
       Products                                       836               702               662
         Accident & Health(c)                          --                 5                 8
---------------------------------------------------------------------------------------------
    Total Domestic                                  8,325             7,504             6,781
---------------------------------------------------------------------------------------------
    Foreign:
         Life Insurance                             3,206             2,848             2,432
         Personal Accident                            141               128               129
         Group Products                               255               227               223
         Guaranteed Investment
           Contracts                                  359               387               406
         Intercompany Adjustments                     (12)              (10)               (9)
---------------------------------------------------------------------------------------------
    Total Foreign                                   3,949             3,580             3,181
---------------------------------------------------------------------------------------------
Total net investment income                   $    12,274       $    11,084       $     9,962
=============================================================================================
Operating income before
    realized capital losses:
    Domestic:
         Life Insurance(g)                    $       777       $       555       $       614
         Individual Fixed Annuities                   729               679               611
         Guaranteed Investment
           Contracts                                  581               445               159
         Home Service                                 382               374               353
         Group Life/Health                            101                87                69
         Pension and Investment
       Products                                       118               144               150
         Accident & Health(c)                          --                 4                23
---------------------------------------------------------------------------------------------
    Total Domestic(g)                               2,688             2,288             1,979
---------------------------------------------------------------------------------------------
    Foreign:
         Life Insurance                             2,411             1,914             1,558
         Personal Accident                            681               572               531
         Group Products                               175               127               107
         Guaranteed Investment
           Contracts                                   39                38                54
         Intercompany Adjustments                     (12)              (10)               (9)
---------------------------------------------------------------------------------------------
    Total Foreign                                   3,294             2,641             2,241
---------------------------------------------------------------------------------------------
Total operating income before
    realized capital losses                         5,982             4,929             4,220
Realized capital losses                            (1,053)             (254)             (162)
---------------------------------------------------------------------------------------------
Total operating income(g)                     $     4,929       $     4,675       $     4,058
=============================================================================================
Life insurance in-force:
    Domestic                                  $   577,686       $   517,067       $   477,576
    Foreign(h)                                    746,765           711,434           494,316
---------------------------------------------------------------------------------------------
Total                                         $ 1,324,451       $ 1,228,501       $   971,892
=============================================================================================

(a)   Restated to conform to the 2002 presentation.

(b) 2001 and 2000 GAAP premiums included certain annuity products now reported in Pension and Investment Products.

(c)   Beginning 2001, certain Accident & Health operations are part of DBG.

(d) Represents a non-GAAP measurement used by AIG to help manage its life insurance operation, and may not be comparable to similarly captioned measurements used by other life insurance companies.

(e) Premium income, deposits and other considerations represent aggregate business activity during the respective periods.

(f) The decline in life premiums is due primarily to lower private placement and corporate life market sales.

(g)   2001 included WTC losses of $131 million.

(h) Increase in 2001 reflects acquisition of AIG Star Life Insurance Co., Ltd. in April 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Life Insurance Results

      LIFE INSURANCE OPERATING INCOME in 2002 increased 5.4 percent to $4.93 billion compared to an increase of 15.2 percent in 2001. This decline in the growth rate was caused by the $799 million increase in realized capital losses. If such losses were excluded from both the 2002 and 2001 life insurance operating income and WTC losses of $131 million excluded from 2001 life operating income, the growth in 2002 life operating income when compared to 2001 life operating income would be 18.2 percent.

THE FOLLOWING TABLE RECONCILES THE LIFE OPERATING INCOME REPORTED ON A GAAP BASIS TO THE PRESENTATION AIG MANAGEMENT BELIEVES IS MOST MEANINGFUL:

(in millions)
--------------------------------------------------------------------------------
                                                         2002     2001     2000
================================================================================
As reported                                             $4,929   $4,675   $4,058
WTC losses                                                  --      131       --
Realized capital losses                                  1,053      254      162
--------------------------------------------------------------------------------
As adjusted -- Management reporting basis               $5,982   $5,060   $4,220
================================================================================

      The contribution of life insurance operating income to income before income taxes, minority interest and cumulative effect of accounting changes and excluding acquisition, restructuring and related charges amounted to 60.5 percent in 2002 compared to 46.0 percent in 2001 and 39.3 percent in 2000. The increase in contribution percentage was influenced by the impact of the general insurance loss reserve charge in 2002 and the WTC losses in 2001 on general insurance operating income and its reduced contribution to income before income taxes, minority interest and cumulative effect of accounting changes.

      If the loss reserve charge and realized capital losses were excluded from 2002 income before income taxes, minority interest and cumulative effect of accounting changes and WTC losses from 2001 and realized capital losses and acquisition restructuring and related charges were excluded from 2001 and 2000 income before income taxes, minority interest and cumulative effect of accounting changes, the contribution of life operating income to income before income taxes, minority interest and cumulative effect of accounting changes would be 44.7 percent, 42.6 percent and 39.6 percent in 2002, 2001 and 2000, respectively.

      AIG'S GAAP LIFE PREMIUM INCOME IN 2002 REPRESENTED A 6.6 PERCENT INCREASE FROM THE PRIOR YEAR. The slowing in growth in 2002 reflected lower demand and sales of annuities in connection with corporate pension restructuring activities in domestic operations. This compares with an increase of 11.1 percent in 2001 over 2000. Foreign life operations produced 77.3 percent, 74.0 percent and 72.0 percent of the GAAP life premium income in 2002, 2001 and 2000, respectively. (See also Notes 1, 4 and 6 of Notes to Financial Statements.)

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

      Since AIG purchased AIG Star Life, a part of the income earned by AIG Star Life has resulted from surrender charges earned on policies that were either surrendered or lapsed. This favorable impact on operating income was anticipated when AIG took control. As these surrenders diminish in subsequent periods, operating income from that source will also be impacted. The majority of AIG Star Life's future income is expected to be related to continuing premiums paid on renewal business, and new business to be generated from a growing agency force.

      As previously discussed, the U.S. dollar strengthened slightly in relation to most major foreign currencies in which AIG transacts business. Accordingly for 2002, when foreign life premium income was translated into U.S. dollars for purposes of the preparation of the consolidated financial statements, total life premium income was approximately 1.6 percentage points less than it would have been if translated utilizing exchange rates prevailing in 2001.

      LIFE INSURANCE NET INVESTMENT INCOME increased 10.7 percent in 2002 compared to an increase of 11.3 percent in 2001. The growth in net investment income was attributable to both foreign and domestic new cash flow for investment. The new cash flow was generated from life insurance operations and included the compounding of previously earned and reinvested net investment income. (See also the discussion under "Liquidity" herein.)

      LIFE INSURANCE REALIZED CAPITAL LOSSES were $1.05 billion in 2002, $254 million in 2001 and $162 million in 2000. These realized capital losses resulted from the ongoing investment management of the life insurance portfolios within the overall objectives of the life insurance operations and arose primarily from the disposition of equity securities and available for sale fixed maturities as well as redemptions of fixed maturities. (See also the discussion on "Valuation of Invested Assets" herein.)

Underwriting and Investment Risk

      The risks associated with the traditional life and accident and health products are underwriting risk and investment risk. The risk associated with the financial and investment contract products is primarily investment risk.

      Underwriting risk represents the exposure to loss resulting from the actual policy experience adversely emerging in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses. AIG's foreign life companies limit their maximum underwriting exposure on traditional life insurance of

                             AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

a single life to approximately $1.5 million dollars of coverage and AIG's domestic life companies, limit their maximum underwriting exposure on traditional life insurance of a single life to $2.5 million of coverage by using yearly renewable term reinsurance. (See also Note 5 of Notes to Financial Statements and the discussion under "Liquidity" herein.)

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

      To maintain an adequate yield to match the interest necessary to support future policy liabilities, constant management focus is required to reinvest the proceeds of the maturing securities and to invest the future premium receipts while continuing to maintain satisfactory investment quality.

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

      Deferred policy acquisition costs (DAC) for life insurance products arises from the deferral of those costs that vary with, and are directly related to, the acquisition of new or renewal business. Policy acquisition costs for traditional life insurance products are generally deferred and amortized over the premium paying period of the policy. Policy acquisition costs which relate to universal life and investment-type products (non-traditional life products) are deferred and amortized, with interest, in relation to the historical and future incidence of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits include investment income and gains and losses on investments less interest required as well as other charges in the contract less actual mortality and expenses. Current experience and changes in the expected future gross profits are analyzed to determine the impact on the amortization of DAC. The estimation of projected gross profits requires significant management judgment. The elements with respect to the current and projected gross profits are reviewed and analyzed quarterly and are appropriately adjusted.

      DAC for both traditional life and non-traditional life products are subject to review for recoverability, which involve estimating the future profitability of current business. This review also involves significant management judgment. (See also Note 4 of Notes to Financial Statements.)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL SERVICES OPERATIONS

      AIG's financial services subsidiaries engage in diversified financial products and services including aircraft leasing, consumer and insurance premium financing, and capital markets structuring and market-making activities. (See also Note 2 of Notes to Financial Statements.)

FINANCIAL SERVICES OPERATIONS FOR 2002, 2001 AND 2000 WERE AS FOLLOWS:

(in millions)
--------------------------------------------------------------------------------
                                                      2002      2001       2000
================================================================================
Revenues:
ILFC (a)                                           $ 2,845   $ 2,613    $ 2,441
AIGFP (b)                                            1,306     1,178      1,056
Consumer Finance (c)                                 2,473     2,560      2,325
Other                                                  191       134        132
--------------------------------------------------------------------------------
Total                                              $ 6,815   $ 6,485    $ 5,954
================================================================================
Operating income:
ILFC                                               $   801   $   749    $   654
AIGFP                                                  808       758        648
Consumer Finance                                       549       505        386
Other, including intercompany adjustments               31       (21)       (22)
--------------------------------------------------------------------------------
Total                                              $ 2,189   $ 1,991    $ 1,666
================================================================================

(a)   Revenues were primarily from aircraft lease rentals.

(b) Revenues were primarily fees from proprietary positions entered into in connection with counterparty transactions.

(c)   Revenues were primarily finance charges.

FINANCIAL SERVICES RESULTS

      FINANCIAL SERVICES OPERATING INCOME increased 9.9 percent in 2002 over 2001. This compares with an increase of 19.5 percent in 2001 over 2000.

      Financial services operating income represented 26.9 percent of AIG's income before income taxes, minority interest and cumulative effect of accounting changes and excluding acquisition, restructuring and related charges in 2002. This compares to 19.6 percent and 16.1 percent in 2001 and 2000, respectively. The increase in contribution percentage was influenced by the impact of the general insurance loss reserve charge in 2002 and the WTC losses in 2001 on general insurance operating income and its reduced contribution to income before income taxes, minority interest and cumulative effect of accounting changes.

      ILFC generates its revenues primarily from leasing commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in 2002 increased 8.9 percent from 2001 compared to an
7.0 percent increase during 2001 from 2000. The revenue growth in each year resulted primarily from the increase in flight equipment under operating lease and the increase in the relative cost of the leased fleet. ILFC has historically derived over 80 percent of its lease revenues with respect to flight equipment from airlines based outside the United States and is not significantly exposed to current domestic airline difficulties.

      ILFC has historically re-leased aircraft returning at the end of a lease before the aircraft returns to ILFC. For aircraft returning before the end of their lease terms, ILFC has generally been able to re-lease aircraft returned from the prior lessee within two to three months of its return. As a lessor, ILFC considers an aircraft "idle" or "off lease" when the aircraft is not subject to a signed lease agreement or signed letter of intent. ILFC had one aircraft off lease at December 31, 2002 which had been off lease for less than three months. No impairments have been recognized related to these aircraft as ILFC believes that the existing service potential of the aircraft in ILFC's portfolio has not been diminished and ILFC has been able to re-lease the aircraft without diminution in lease rates from those previously obtained that would require an impairment write-down.

      ILFC management is very active in the airline industry. Management formally reviews regularly, and no less frequently than quarterly, issues affecting ILFC's fleet, including events and circumstances that may cause impairment of aircraft values. Management evaluates aircraft in the fleet as necessary, based on these events and circumstances in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). No impairments have been recognized related to these aircraft. (See also the discussions under "Liquidity" herein.)

      During 2002, ILFC's operating income increased 6.9 percent from 2001 and
14.6 percent during 2001 from 2000. ILFC finances its purchases of aircraft primarily through the issuance of a variety of debt instruments. The composite borrowing rates at December 31, 2002, 2001 and 2000 were 4.73 percent, 5.07 percent and 6.37 percent, respectively. (See also the discussions under "Capital Resources" and "Liquidity" herein and Note 2 of Notes to Financial Statements.)

      ILFC is exposed to operating loss and liquidity strain through non-performance of aircraft lessees, through owning aircraft which it would be unable to sell or re-lease at acceptable rates at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. As a result of these measures and its own contingency planning, ILFC did not suffer any material losses from airline shutdowns in the aftermath of the September 11 terrorist attacks, but there can be no assurance that ILFC will successfully manage the risks relating to the impact of possible future deterioration in the airline industry. Approximately 86 percent of ILFC's fleet is leased to non-U.S. carriers, and this fleet, the most efficient in the airline industry, continues to be in high demand from such carriers. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

      AIGFP participates in the derivatives dealer market conducting, primarily as principal, an interest rate, currency, equity and credit derivative products business. AIGFP also enters into structured transactions including long-dated

                             AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

forward foreign exchange contracts, option transactions, liquidity facilities and investment agreements and invests in a diversified portfolio of securities. AIGFP derives substantially all its revenues from proprietary positions entered in connection with counterparty transactions rather than from speculative transactions.

      As a dealer, AIGFP marks its transactions daily to fair value. Thus, a gain or loss on each transaction is recognized daily. AIGFP hedges the market risks arising from its transactions. Therefore, revenues and operating income are not significantly exposed to or affected by market fluctuations and volatility. Revenues of AIGFP and the percentage change in revenues for any given period are significantly affected by the number and size of transactions entered into by AIGFP during that period relative to those entered into during the prior period. Operating income and the percentage change in operating income for any period are determined by the number, size and profitability of the transactions attributable to that period relative to those attributable to the prior period. The realization of operating income as measured by the receipt of funds is not a significant event as the profit or loss on each of AIGFP's transactions has already been reflected in operating income. Revenues in 2002 increased 10.9 percent from 2001 compared to a 11.6 percent increase during 2001 from 2000. During 2002, operating income increased 6.6 percent from 2001 and increased 17.0 percent during 2001 from 2000. As AIGFP is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance.

THE BREAKDOWN BY PERCENTAGE CONTRIBUTION OF REVENUES AND OPERATING INCOME FOR AIGFP IN 2002, 2001 AND 2000 IS SET FORTH BELOW. THE PERCENTAGES FOR OPERATING INCOME ARE THE SAME AS THOSE FOR REVENUES BECAUSE EXPENSES ARE ALLOCATED ACROSS ALL PRODUCTS IN PROPORTION TO THE REVENUES GENERATED BY THAT PRODUCT. MATERIAL CHANGES IN THE DISTRIBUTION OF REVENUES AND OPERATING INCOME ARE NOT MEANINGFUL BECAUSE OF THE TRANSACTIONAL NATURE OF AIGFP'S BUSINESS.

--------------------------------------------------------------------------------
                                                         2002     2001     2000
================================================================================
Spread Income on Investments and Borrowings                48%      36%      32%
Interest Rate Products                                     19       29       30
Equity Linked Products                                      3       14       25
Credit Linked Products                                     29       11       12
Other revenue                                               1       10        1
================================================================================

      Financial market conditions in 2002 compared with 2001 were characterized by a continuing decline in interest rates across fixed income markets globally, a worldwide slump in credit prices with the concomitant widening of credit spreads, and a continuing decline in equity valuations. AIGFP's results in 2002 compared with 2001 reflected a shift in product segment activity to respond to these conditions. In particular, AIGFP experienced increases in demand for credit linked products that addressed the risk management needs of its counterparties (see also the discussion under "Derivatives" herein). The increase in spread income on investments and borrowings reflected the widening of credit spreads, as well as an increase in asset class diversification. Finally, the sharp decline in equity linked products reflected substantially reduced demand for products that hedge appreciated equity positions.

      Derivative transactions are entered into in the ordinary course of AIGFP's business. Therefore, income on interest rate, equity and credit derivatives along with their related hedges are recorded on a mark to market value or at estimated fair value where market prices are not readily available with the resulting unrealized gains or losses reflected in the income statement in the current year. In 2002, less than five percent of revenues resulted from transactions valued at estimated fair value. The mark to fair value of derivative transactions is reflected in the balance sheet in the captions "Unrealized gain on interest rate and currency swaps, options and forward transactions" and "Unrealized loss on interest rate and currency swaps, options and forward transactions". The unrealized gain represents the net receivable from counterparties, and the unrealized loss represents the net payable to counterparties. These amounts will change from one period to the next due to changes in interest rates, currency rates, equity prices and other market variables, as well as cash movements, execution of new transactions and the maturing of existing transactions. Spread income on investments and borrowings are recorded on an accrual basis over the life of the transaction. Investments are classified as available for sale securities and are marked to market with the resulting gains or losses reflected in the equity section.

      The most significant component of AIGFP's operating expenses is compensation, which approximated 36 percent, 31 percent and 31 percent of revenues in 2002, 2001 and 2000, respectively.

      Domestically, AIG's consumer finance operations derive a substantial portion of their revenues from finance charges assessed on outstanding mortgages and finance receivables from the sub-prime market, while overseas operations are engaged in developing a multi-product consumer finance business with an emphasis on emerging markets. Revenues in 2002 decreased 3.4 percent from 2001 compared to a 10.1 percent increase during 2001 from 2000, but 2002 operating income increased 8.9 percent from 2001 and 30.8 percent during 2001 from 2000. The decline in revenues was the result of lower yields on the finance receivables, but borrowing costs also declined significantly so that spreads, and therefore profits, increased as a result. The growth in revenues during 2001 was generally due to the growth in the average finance receivables. The increases in operating income resulted from the growth in finance charges inuring from larger loan balances and improved credit quality of the receivables portfolio, partially offset by lower yields on finance receivables in 2001. (See also the discussions under "Capital Resources" and "Liquidity" herein.)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Consumer finance operations are exposed to loss when contractual payments are not received; collection exposure is managed through the mix of types of loans and security thereon. (See also Notes 8 and 9 of Notes to Financial Statements.)

RETIREMENT SAVINGS & ASSET MANAGEMENT OPERATIONS

AIG's retirement savings & asset management operations offer a wide variety of investment products, including variable annuities and mutual funds, as well as investment services, including investment asset management. Such products and services are offered to individuals and institutions both domestically and overseas.

      For variable annuities, AIG's policy has been to adjust amortization assumptions for deferred acquisition costs (DAC) when estimates of current or future gross profits to be realized from these contracts are revised. With respect to variable annuities sold domestically (representing the vast majority of AIG's variable annuity business), the assumption for the long-term annual net growth rate of the equity markets used in the determination of DAC amortization is approximately 10 percent. A methodology referred to as "reversion to the mean" is used to maintain this long-term net growth rate assumption, while giving consideration to short-term variations in equity markets.

      A number of guaranteed minimum death benefits (GMDB) and other similar benefits are offered on variable annuities. GMDB-related contract benefits incurred, net of reinsurance were $77 million, $20 million and $3 million for 2002, 2001 and 2000, respectively. The significant increase in 2002 is directly related to the worldwide slump in equity markets. In accordance with GAAP, AIG expenses these benefits in the period incurred. With respect to the other benefits, substantially all of AIG's policy obligations are reinsured.

RETIREMENT SAVINGS & ASSET MANAGEMENT OPERATIONS FOR 2002, 2001 AND 2000 WERE AS
FOLLOWS:

(in millions)
--------------------------------------------------------------------------------
                                              2002           2001           2000
================================================================================
Revenues:
AIG VALIC                                   $2,133         $2,110         $2,230
AIG SunAmerica                                 563            652            750
Other*                                         789            950            485
--------------------------------------------------------------------------------
Total                                       $3,485         $3,712         $3,465
================================================================================
Operating income:
AIG VALIC                                   $  730         $  630         $  692
AIG SunAmerica                                  32            185            326
Other*                                         254            273             90
--------------------------------------------------------------------------------
Total                                       $1,016         $1,088         $1,108
================================================================================

* Includes AIG Global Investment Group, John McStay Investment Counsel, L.P. and certain overseas variable annuity operations.

Retirement Savings & Asset Management Results

      RETIREMENT SAVINGS & ASSET MANAGEMENT OPERATING INCOME decreased 6.6 percent in 2002 from 2001, reflecting the continued volatility in worldwide equity markets. This compares with a decrease of 1.8 percent in 2001 from 2000.

      Retirement savings & asset management operating income represented 12.5 percent of AIG's income before income taxes, minority interest and cumulative effect of accounting changes and excluding acquisition, restructuring and related charges. This compares to 10.7 percent in both 2001 and 2000.

      At December 31, 2002, AIG's third party assets under management, including both retail mutual funds and institutional accounts, approximated $40 billion.

OTHER OPERATIONS

Other realized capital losses amounted to $530 million, $452 million and $190 million in 2002, 2001 and 2000, respectively.

      Other income (deductions)-net includes income generated by the investment of capital held by AIG SunAmerica outside of its life insurance subsidiaries, AIG's equity in certain minor majority-owned subsidiaries and certain partially-owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. Other income (deductions)-net amounted to $(129) million, $3 million and $172 million in 2002, 2001 and 2000, respectively. This decline was primarily the result of weaker performance of

                             AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

AIG SunAmerica investments in partnerships and private equities and 21st Century's third quarter 2002 pre-tax charge of $37 million to write off capitalized costs associated with a software development project. Acquisition, restructuring and related charges of $2.02 billion were incurred in 2001 in connection with the acquisition of AGC, including $654 million paid by AGC in connection with the termination of AGC's merger agreement with Prudential plc. Charges of $315 million in 2000 were incurred by AGC in connection with acquisitions by AGC prior to its acquisition by AIG. (See also Note 19 of Notes to Financial Statements.)

      Income before income taxes and minority interest amounted to $8.14 billion in 2002. Income before income taxes, minority interest and cumulative effect of accounting changes amounted to $8.14 billion in 2001. Income before income taxes and minority interest amounted to $10.02 billion in 2000.

      In 2002, AIG recorded a provision for income taxes of $2.33 billion compared to the provisions of $2.34 billion and $2.97 billion in 2001 and 2000, respectively. These provisions represent effective tax rates of 28.6 percent in 2002, 28.7 percent in 2001 and 29.6 percent in 2000. (See Note 3 of Notes to Financial Statements.)

      Minority interest represents minority shareholders' equity in income of certain majority-owned consolidated subsidiaries. Minority interest amounted to $295 million, $301 million and $413 million in 2002, 2001 and 2000, respectively.

      Income before the cumulative effect of accounting changes amounted to $5.52 billion in 2002, $5.50 billion in 2001 and $6.64 billion in 2000.

      Net income amounted to $5.52 billion in 2002, $5.36 billion in 2001 and $6.64 billion in 2000. The increase in 2002 and the decrease in 2001 in net income over the three year period resulted from those factors described above.

CAPITAL RESOURCES

At December 31, 2002, AIG had total capital funds of $59.10 billion and total borrowings of $71.89 billion. At that date, $64.98 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

Borrowings

TOTAL BORROWINGS AND BORROWINGS NOT GUARANTEED OR MATCHED AT DECEMBER 31, 2002 AND 2001 WERE AS FOLLOWS:

(in millions)
--------------------------------------------------------------------------------
December 31,                                                  2002          2001
================================================================================
GIAs -- AIGFP                                              $14,850       $16,392
--------------------------------------------------------------------------------
Commercial Paper:
    ILFC (a)                                                 4,213         3,494
    AGF (a)                                                  2,956         4,853
    AIG Funding, Inc.                                        1,645           902
    AIG Credit Card Company (Taiwan) (a)                       234            68
    AIG Finance (Taiwan) Limited (a)                            64           107
    AGC                                                         --         2,468
--------------------------------------------------------------------------------
    Total                                                    9,112        11,892
--------------------------------------------------------------------------------
Medium Term Notes:
    AGF (a)                                                  7,719         4,100
    ILFC (a)                                                 4,970         4,809
    AIG                                                        998           542
--------------------------------------------------------------------------------
    Total                                                   13,687         9,451
--------------------------------------------------------------------------------
Notes and Bonds Payable:
    AIGFP                                                   16,940        13,920
    ILFC (a) (b)                                             9,825         7,073
    AGF (a)                                                  2,266         2,201
    AIG                                                      1,608         1,577
    AGC                                                      1,542         1,340
--------------------------------------------------------------------------------
    Total                                                   32,181        26,111
--------------------------------------------------------------------------------
Loans and Mortgages Payable:
    AIGCFG (a)                                                 735           885
    AIG                                                        697           345
    ILFC (a) (c)                                               261           365
    AIG Finance (Hong Kong) Limited (a)                        229           290
    Other subsidiaries (a)                                     133            --
--------------------------------------------------------------------------------
    Total                                                    2,055         1,885
--------------------------------------------------------------------------------
    Total Borrowings                                        71,885        65,731
--------------------------------------------------------------------------------
Borrowings not guaranteed by AIG                            33,605        28,245
Matched GIA borrowings -- AIGFP                             14,850        16,392
Matched notes and bonds payable -- AIGFP                    16,526        12,185
--------------------------------------------------------------------------------
                                                            64,981        56,822
--------------------------------------------------------------------------------
Remaining borrowings of AIG                                $ 6,904       $ 8,909
================================================================================

(a)   AIG does not guarantee these borrowings.

(b)   Includes borrowings under Export Credit Facility of $2.09 billion.

(c)   Capital lease obligations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

AT DECEMBER 31, 2002, THE COMMERCIAL PAPER ISSUED AND OUTSTANDING WAS AS
FOLLOWS:

(dollars in millions)
--------------------------------------------------------------------------------
                                   UNAMORTIZED                WEIGHTED  WEIGHTED
                             NET      DISCOUNT                 AVERAGE   AVERAGE
                            BOOK   AND ACCRUED       FACE     INTEREST  MATURITY
                           VALUE      INTEREST     AMOUNT         RATE   IN DAYS
================================================================================
ILFC                       $4,213      $    6      $4,219         1.46%       35
AGF                         2,956           3       2,959         1.43        33
Funding                     1,645           1       1,646         1.45        20
AIGCCC --
    Taiwan*                   234           1         235         2.61        31
AIGF --
    Taiwan*                    64          --          64         4.09        60
--------------------------------------------------------------------------------
Total                      $9,112      $   11      $9,123        --           --
================================================================================

*     Issued in Taiwan N.T. dollars at prevailing local interest rates.

See also Note 9 of Notes to Financial Statements.

      During 2002, AIGFP increased the aggregate principal amount outstanding of its notes and bonds payable to $16.94 billion. AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The funds may also be temporarily invested in securities purchased under agreements to resell. (See also the discussions under "Operational Review", "Liquidity" and "Derivatives" herein and Notes 1, 2, 8, 9, and 12 of Notes to Financial Statements.)

      AIG Funding, Inc. (Funding), through the issuance of commercial paper, helps fulfill the short-term cash requirements of AIG and its subsidiaries. Funding intends to continue to meet AIG's funding requirements through the issuance of commercial paper guaranteed by AIG. The issuance of Funding's commercial paper is subject to the approval of AIG's Board of Directors.

      ILFC and A.I. Credit Corp. (AICCO), AIG Credit Card Company (Taiwan) -- (AIGCCC-Taiwan) and AIG Finance (Taiwan) Limited -- (AIGF-Taiwan), both consumer finance subsidiaries in Taiwan, AGC and AGF have issued commercial paper for the funding of their own operations. At December 31, 2002, AIG did not guarantee the commercial paper of any of its subsidiaries other than Funding. On July 8, 2002, AGC ceased issuing commercial paper under its program. AGC's funding requirements are now being met through Funding's commercial paper program. (See also the discussion under "Derivatives" herein and Note 9 of Notes to Financial Statements.)

      AIG and Funding are parties to unsecured syndicated revolving credit facilities (collectively, the Facility) aggregating $2.75 billion. The Facility consists of $1.375 billion in a short-term revolving credit facility and $1.375 billion in a five year revolving credit facility. The Facility can be used for general corporate purposes and also to provide backup for Funding's commercial paper programs. There are currently no borrowings outstanding under the Facility, nor were any borrowings outstanding as of December 31, 2002.

      AGF is a party to unsecured syndicated revolving credit facilities aggregating $3.0 billion. The facilities consist of $1.5 billion in a short-term revolving credit facility and $1.5 billion in a five year revolving credit facility, which support AGF's commercial paper borrowings. There are currently no borrowings under these facilities, nor were any borrowings outstanding as of December 31, 2002. AGF had $4.3 billion in aggregate principal amount of debt securities registered and available for issuance at December 31, 2002. AGF uses the proceeds from the issuance of notes and bonds for the funding of its finance receivables.

      As of November 2001, AIG guaranteed the notes and bonds of AGC. During 2002, AGC issued $200 million in notes which matured in March 2003. These notes are included in Notes and Bonds Payable in the preceding table of borrowings.

      ILFC is a party to unsecured syndicated revolving credit facilities aggregating $3.15 billion to support its commercial paper program. The facilities consist of $2.15 billion in a short-term revolving credit facility and $1.0 billion in a three year revolving credit facility. There are currently no borrowings under these facilities, nor were any borrowings outstanding as of December 31, 2002.

      At December 31, 2002, ILFC had increased the aggregate principal amount outstanding of its medium term and long-term notes to $14.80 billion, a net increase of $2.91 billion, and recorded a net decline in its capital lease obligations of $104 million and a net increase in its commercial paper of $719 million. ILFC had $6.08 billion of debt securities registered for public sale at December 31, 2002. During the second quarter of 2002, ILFC expanded its Euro Medium Term Note Program from $2.0 billion to $4.0 billion, under which $2.31 billion in notes were sold through December 31, 2002. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

      ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these borrowings depending on the delivery date of the aircraft. At December 31, 2002, ILFC had $2.09 billion outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. Borrowings with respect to this facility are included in Notes and Bonds Payable in the preceding table of borrowings.

      The proceeds of ILFC's debt financing are primarily used to purchase flight equipment, including progress payments during the construction phase. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight

                             AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

equipment and the rollover and refinancing of the prior debt. (See also the discussions under "Operational Review" and "Liquidity" herein.)

      AIGFP has established a Euro Medium Term Note Program under which an aggregate principal amount of up to $4.0 billion of notes may be issued. As of December 31, 2002, $2.09 billion of notes had been issued under the program, all of which are currently outstanding. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

      During 2002, AIG issued $504 million principal amount of Medium Term Notes, and $48 million of previously issued notes matured. At December 31, 2002, AIG had $140 million in aggregate principal amount of debt securities registered for issuance from time to time.

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

Capital Funds

      AIG's capital funds increased $6.95 billion during 2002. Unrealized appreciation of investments, net of taxes increased $3.15 billion. During 2002, the cumulative translation adjustment loss, net of taxes, increased $381 million. The change for 2002 with respect to the unrealized appreciation of investments, net of taxes, was primarily impacted by the decrease in domestic interest rates. The 2001 transfer of bonds in the held to maturity at amortized cost to the bonds available for sale at market value in accordance with the transition provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," resulted in a gain of $339 million recorded in the statement of comprehensive income as a cumulative effect of an accounting change adjustment. The 2001 capital funds included a cumulative effect of an accounting change adjustment gain of $150 million. During 2002, there was a loss of $293 million, net of taxes relating to derivative contracts designated as cash flow hedging instruments. (See also the discussion under "Operational Review" and "Liquidity" herein, Notes 1(y) and 8(d) of Notes to Financial Statements and the Consolidated Statement of Comprehensive Income.) During 2002, retained earnings increased $5.05 billion, resulting from net income less dividends.

Stock Repurchase

      During 2002, AIG repurchased in the open market 10,858,000 shares of its common stock. During 2003 through March 20, 2003 AIG repurchased in the open market an additional 1,625,000 shares of its common stock. AIG intends to continue to buy its common shares in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans.

Dividends from Insurance Subsidiaries

      Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At December 31, 2002, there were no significant statutory or regulatory issues which would impair AIG's financial condition, results of operations or liquidity, but there can be no assurance that such issues will not arise in the future. To AIG's knowledge, no AIG company is on any regulatory or similar "watch list". (See also the discussion under "Liquidity" herein and Note 11 of Notes to Financial Statements.)

Regulation and Supervision

      AIG's insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and jurisdictions in which they do business. The National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company's statutory surplus to the risk inherent in its overall operations. At December 31, 2002, the adjusted capital of each of AIG's domestic general companies and of each of AIG's domestic life companies exceeded each of their RBC standards. Federal, state or local legislation may affect AIG's ability to operate and expand its various financial services businesses and changes in the current laws, regulations or interpretations thereof may have a material adverse effect on these businesses.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Contractual Obligations and
Other Commercial Commitments

THE MATURITY SCHEDULE OF AIG'S CONTRACTUAL OBLIGATIONS AT DECEMBER 31, 2002 WAS AS FOLLOWS:

(in millions)
--------------------------------------------------------------------------------------------
DECEMBER 31, 2002                                  PAYMENTS DUE BY PERIOD
-----------------                 ----------------------------------------------------------
                                                           2004         2006      REMAINING
                                                          THROUGH      THROUGH   YEARS AFTER
                                   TOTAL        2003       2005         2007        2007
============================================================================================
Borrowings*                       $62,773     $22,468     $13,485     $ 8,410     $18,410
Operating Leases                    2,105         477         594         318         716
Aircraft Purchase Commitments      29,816       4,430       9,807       9,354       6,225
Other Long-Term Obligations:
  ILFC                                853         391         462          --          --
  Other                               152          17          46          39          50
--------------------------------------------------------------------------------------------
Total                             $95,699     $27,783     $24,394     $18,121     $25,401
============================================================================================

*Excludes commercial paper and includes ILFC's capital lease obligations.

THE MATURITY SCHEDULE OF AIG'S OTHER COMMERCIAL COMMITMENTS AT DECEMBER 31, 2002 WAS AS FOLLOWS:

(in millions)
---------------------------------------------------------------------------------------
                                            AMOUNT OF COMMITMENT EXPIRATION
                                 ------------------------------------------------------
                                   TOTAL       LESS
                                  AMOUNTS     THAN 1      1-3        4-5       AFTER 5
                                 COMMITTED     YEAR      YEARS      YEARS       YEARS
=======================================================================================
Letters of Credit:
  AIGFP                          $    811     $   16     $    9     $    5     $  781
  Other                               397        137        241         --         19
Guarantees:
  AIG SunAmerica                    5,103        118      2,137         --      2,848
  Other                               663        473         66         20        104
Other Commercial Commitments:
  AIGFP (a)                         4,232          3         12        337      3,880
  ILFC (b)                          2,109        232        706        816        355
  AIG SunAmerica                    1,144        228        458        458         --
  Other                             1,103        532        303        194         74
---------------------------------------------------------------------------------------
Total                             $15,562     $1,739     $3,932     $1,830     $8,061
=======================================================================================

(a) Primarily liquidity facilities provided in connection with certain municipal swap transactions.

(b)   Primarily in connection with options to acquire aircraft.

Special Purpose Vehicles

      AIG uses special purposes vehicles (SPVs) primarily in connection with certain guaranteed investment contract programs (GIC Programs) written by its life insurance subsidiaries, certain products provided by AIGFP, and certain invested asset and asset management activities.

      In the GIC Programs, AIG's life insurance subsidiaries (principally SunAmerica Life Insurance Company) provide guaranteed investment contracts
(GICs) to SPVs which are not controlled by AIG. The SPVs issue notes or bonds which are sold to third party institutional investors. Neither AIG nor the insurance company issuing the GICs has any obligation to the investors in the notes or bonds. The proceeds from the securities issued by the SPV are invested by the SPV in the GICs. The insurance company subsidiaries use their proceeds to invest in a diversified portfolio of securities, primarily investment grade bonds (see also the discussion under "Liquidity: Insurance Invested Assets"). Both the assets and the liabilities of the insurance companies arising from these GIC Programs are presented in AIG's consolidated balance sheet. Thus, at December 31, 2002, approximately $29 billion of policyholders' contract deposits represented liabilities from issuances of GICs included in these GIC Programs, offset by the proceeds from the issuances, which are included as insurance invested assets.

      AIGFP uses SPVs as an integral part of its ongoing operations with respect to specific structured transactions with independent third parties. In most instances, AIGFP controls and manages the assets and liabilities with respect to these SPVs, subject to certain transaction specific limitations. These SPVs are fully consolidated by AIG (see the discussions of AIGFP under "Operations
Review: Financial Services Operations"). AIGFP also sponsors an SPV that issues commercial paper and secured liquidity notes to third-party institutional investors. This SPV uses the proceeds of these offerings to obtain beneficial interests in certain financial assets (total assets of approximately $900 million),

                             American International Group, Inc. and Subsidiaries


which serve as collateral for the securities issued by the SPV. AIGFP provides credit and liquidity support to this SPV, which is not consolidated by AIG.

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

      AIG provides investment management services to certain SPVs. AIG receives management fees for these services and may take a minority ownership interest in these SPVs, which interests are then included as investments in AIG's consolidated balance sheet. AIG services may be terminated with or without cause.

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

      AIG has established stringent guidelines with respect to the formation of and investment in SPVs. (See also the discussion under "Accounting Standards" herein.)

LIQUIDITY

AIG's liquidity is primarily derived from the operating cash flows of its general and life insurance operations.

      At December 31, 2002, AIG's consolidated invested assets included $8.16 billion of cash and short-term investments. Consolidated net cash provided from operating activities in 2002 amounted to $18.69 billion.

      Sources of funds considered in meeting the objectives of AIG's financial services operations include guaranteed investment agreements, issuance of long-term and short-term debt, maturities and sales of securities available for sale, securities sold under repurchase agreements, trading liabilities, securities and spot commodities sold but not yet purchased, issuance of equity, and cash provided from such operations. AIG's strong capital position is integral to managing this liquidity, as it enables AIG to raise funds in diverse markets worldwide. (See also the discussion under "Capital Resources" herein.)

      Management believes that AIG's liquid assets, its net cash provided by operations, and access to the capital markets will enable it to meet any foreseeable cash requirements.

      The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG's insurance operations generated approximately $40.3 billion in pre-tax cash flow during 2002. Cash flow includes periodic premium collections, including policyholders' contract deposits, cash flows from investment operations and paid loss recoveries less reinsurance premiums, losses, benefits, and acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG's insurance investment operations generated approximately $12.5 billion in investment income cash flow during 2002. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains net of realized capital losses. (See also the discussions under "Operational Review:
General Insurance Operations" and "Life Insurance Operations" herein.)

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

      In addition to the combined insurance pre-tax operating cash flow, AIG's insurance operations held $6.88 billion in cash and short-term investments at December 31, 2002. Operating cash flow and the cash and short-term balances held provided AIG's insurance operations with a significant amount of liquidity.

      This liquidity is available, among other things, to purchase predominately high quality and diversified fixed income securities and, to a lesser extent, marketable equity securities, and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $120 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $158 billion of fixed income securities and marketable equity securities during 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INVESTED ASSETS

THE FOLLOWING TABLE IS A SUMMARY OF AIG'S INVESTED ASSETS BY SIGNIFICANT SEGMENT, INCLUDING INVESTMENT INCOME DUE AND ACCRUED OF $4.30 BILLION AND $3.68 BILLION AND REAL ESTATE OF $3.30 BILLION AND $2.65 BILLION, AT DECEMBER 31, 2002 AND 2001, RESPECTIVELY:

(dollars in millions)
--------------------------------------------------------------------------------
                                                         INVESTED       PERCENT
                                                          ASSETS        OF TOTAL
================================================================================
2002
GENERAL INSURANCE                                        $ 55,478         12.8%
LIFE INSURANCE                                            259,138         59.9
FINANCIAL SERVICES                                        114,878         26.6
OTHER                                                       2,868          0.7
--------------------------------------------------------------------------------
TOTAL                                                    $432,362        100.0%
================================================================================
2001

General insurance                                        $ 43,159         11.8%
Life insurance                                            213,776         58.6
Financial services                                        104,295         28.6
Other                                                       3,722          1.0
--------------------------------------------------------------------------------
Total                                                    $364,952        100.0%
================================================================================

INSURANCE INVESTED ASSETS

THE FOLLOWING TABLES SUMMARIZE THE COMPOSITION OF AIG'S INSURANCE INVESTED ASSETS BY INSURANCE SEGMENT, INCLUDING INVESTMENT INCOME DUE AND ACCRUED AND REAL ESTATE, AT DECEMBER 31, 2002 AND 2001:

(dollars in millions)
-----------------------------------------------------------------------------------------------------------------------
                                                                                                   PERCENT DISTRIBUTION
                                                    GENERAL        LIFE                   PERCENT  --------------------
DECEMBER 31, 2002                                   INSURANCE    INSURANCE     TOTAL     OF TOTAL   DOMESTIC   FOREIGN
-----------------------------------------------------------------------------------------------------------------------
FIXED MATURITIES AT MARKET VALUE (a)                 $35,990     $206,003     $241,993     76.9%      69.1%     30.9%
EQUITY SECURITIES, AT MARKET VALUE (b)                 3,928        2,931        6,859      2.2       53.4      46.6
MORTGAGE LOANS ON REAL ESTATE, POLICY AND
  COLLATERAL LOANS                                        35       18,901       18,936      6.0       68.8      31.2
SHORT-TERM INVESTMENTS, INCLUDING TIME DEPOSITS,
  AND CASH                                             1,833        5,048        6,881      2.2       42.5      57.5
REAL ESTATE                                              488        2,367        2,855      0.9       24.8      75.2
INVESTMENT INCOME DUE AND ACCRUED                        729        3,489        4,218      1.4       64.2      35.8
SECURITIES LENDING COLLATERAL                          7,249       16,445       23,694      7.5       75.8      24.2
OTHER INVESTED ASSETS                                  5,226        3,954        9,180      2.9       82.1      17.9
-----------------------------------------------------------------------------------------------------------------------
TOTAL                                                $55,478     $259,138     $314,616    100.0%      68.6%     31.4%
=======================================================================================================================

(a)   Includes $981 million of bond trading securities, at market value.

(b) Includes $1.58 billion of non-redeemable preferred stocks, at market value.

(dollars in millions)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                        Percent Distribution
                                                         General       Life                    Percent  --------------------
December 31, 2001                                       Insurance    Insurance      Total     of Total  Domestic     Foreign
============================================================================================================================
Fixed maturities at market value (a)                     $29,602     $169,750     $199,352      77.6%     68.8%        31.2%
Equity securities, at market value (b)                     4,568        3,139        7,707       3.0      53.9         46.1
Mortgage loans on real estate, policy and collateral
loans                                                         58       17,975       18,033       7.0      68.0         32.0
Short-term investments, including time deposits, and
cash                                                       1,620        5,287        6,907       2.7      49.3         50.7
Real estate                                                  410        2,106        2,516       1.0      21.5         78.5
Investment income due and accrued                            573        3,001        3,574       1.4      63.9         36.1
Securities lending collateral                                992        9,581       10,573       4.1      74.9         25.1
Other invested assets                                      5,336        2,937        8,273       3.2      82.2         17.8
----------------------------------------------------------------------------------------------------------------------------
Total                                                    $43,159     $213,776     $256,935     100.0%     68.0%        32.0%
============================================================================================================================

(a)   Includes $842 million of bond trading securities, at market value.

(b) Includes $1.72 billion of non-redeemable preferred stocks, at market value.

                             American International Group, Inc. and Subsidiaries

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

      The fixed maturities held to maturity portfolio were transferred to bonds available for sale, at market value as at January 1, 2001 as permitted and in accordance with the transition provisions of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). (See Note 1(y) of Notes to Financial Statements.)

CREDIT QUALITY

At December 31, 2002, approximately 69 percent of the fixed maturities investments were domestic securities. Approximately 33 percent of such domestic securities were rated AAA by one or more of the principal rating agencies. Approximately 10 percent were below investment grade or not rated.

      A significant portion of the foreign insurance fixed income portfolio is rated by Moody's, Standard & Poor's (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At December 31, 2002, approximately 16 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 11 percent were below investment grade or not rated at that date. A large portion of the foreign insurance fixed income portfolio are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

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

VALUATION OF INVESTED ASSETS

The valuation of invested assets involves obtaining a market value for each security. The source for the market value is generally from market exchanges, with the exception of non-traded securities. Another aspect of valuation pertains to impairment.

      As a matter of policy, the determination that a security has incurred an other-than-temporary decline in value and the amount of any loss recognition requires the judgment of AIG's management and a continual review of its investments.

      In general, a security is considered a candidate for impairment if it meets any of the following criteria:

      - Trading at a significant discount to par, amortized cost (if lower) or cost for an extended period of time;

      - The occurrence of a discrete credit event resulting in (i) the issuer defaulting on a material outstanding obligation; or (ii) the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for the court supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value of their claims; or

      - In the opinion of AIG's management, it is unlikely that AIG will realize a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.

      Once a security has been identified as potentially impaired, the amount of such impairment is determined by reference to that security's contemporaneous market price. However, the market price following a significant credit event of any issuer may be volatile after such an event. Factors such as market liquidity, hedge fund activity, sensitivity to "headline" risk, and the widening of bid/ask spreads contribute to price volatility. Because of such volatility, the market price may not be indicative of the fair value of such an investment; and consequently, not indicative of a reasonable estimate of realizable value.

      AIG has the ability to hold any security to its stated maturity. Therefore, the decision to sell reflects the judgment of AIG's management that the security sold is unlikely to provide, on a relative value basis, as attractive a return in the future as alternative securities entailing comparable risks. With respect to distressed securities, the sale decision reflects management's judgment that the risk-discounted anticipated ultimate recovery is less than the value achievable on sale.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      As a result of these policies, AIG recorded in 2002 impairment losses net of taxes of approximately $795 million, of which $305 million was recognized in the three months ended December 31, 2002.

      The most significant impairment charge for any single credit for 2002 was approximately $231 million net of tax with respect to AIG's holdings in WorldCom Inc. (WorldCom). This charge was recorded in the quarter ended June 30, 2002.

      Excluding AIG's holdings in WorldCom for 2002, no impairment charge with respect to any one single credit was significant to AIG's consolidated financial condition or results of operations and no individual impairment loss exceeded approximately 1.4 percent of consolidated net income for 2002. At December 31, 2002, AIG believes that the circumstances which caused WorldCom's fair value to significantly decline were not characteristic of AIG's other holdings.

      AIG measured the impairment charge with respect to WorldCom by reference to the market price of the WorldCom securities as of June 30, 2002.

      Excluding the impairments noted above, the changes in market value for AIG's available for sale portfolio, which constitutes the vast majority of AIG's investments, were recorded in equity as unrealized gains or losses.

      At December 31, 2002, the unrealized losses after taxes of the fixed maturity securities were approximately $2.7 billion. At December 31, 2002, the unrealized losses after taxes of the equity securities portfolio were approximately $650 million.

      At December 31, 2002, aggregate unrealized gains after taxes were $9.6 billion and aggregate unrealized losses after taxes were $3.4 billion. No single issuer accounted for more than three percent of the unrealized losses.

      At December 31, 2002, the fair value of AIG's fixed maturities and equity securities aggregated to approximately $250.4 billion. Of this aggregate fair value, approximately 1.4 percent represented securities trading at or below 75 percent of amortized cost or cost.

      The impact on net income of unrealized losses after taxes will be further mitigated upon realization, because certain realized losses will be charged to participating policy-holder accounts, or realization will result in current decreases in the amortization of certain deferred acquisition costs.

AT DECEMBER 31, 2002, THE UNREALIZED LOSSES AFTER TAXES FOR FIXED MATURITY SECURITIES AND EQUITY SECURITIES INCLUDED THE FOLLOWING INDUSTRY CONCENTRATIONS:

(in millions)
--------------------------------------------------------------------------------
                                                               UNREALIZED LOSSES
CONCENTRATION                                                        AFTER TAXES
================================================================================
INVESTMENT GRADE:
Airline related                                                             $199
Cable and Media                                                             $ 28
Energy                                                                      $153
Telecommunications                                                          $ 55
--------------------------------------------------------------------------------

NOT RATED AND BELOW INVESTMENT GRADE:
Airline related                                                             $131
Cable and Media                                                             $ 76
Energy                                                                      $492
Telecommunications                                                          $111
================================================================================

THE AMORTIZED COST OF FIXED MATURITIES AVAILABLE FOR SALE IN AN UNREALIZED LOSS POSITION AT DECEMBER 31, 2002, BY CONTRACTUAL MATURITY, IS SHOWN BELOW:

(in millions)
--------------------------------------------------------------------------------
                                                                       AMORTIZED
                                                                            COST
================================================================================
Due in one year or less                                                  $ 1,180
Due after one year through five years                                      7,096
Due after five years through ten years                                    12,144
Due after ten years                                                       14,517
--------------------------------------------------------------------------------
Total                                                                    $34,937
================================================================================

      In the twelve months ended December 31, 2002, the pre-tax realized losses incurred with respect to the sale of fixed maturities and equity securities were $4.1 billion. The aggregate fair value of securities sold was $65.4 billion, which was approximately 94 percent of amortized cost. The average period of time that securities sold at a loss during the quarter and twelve months ended December 31, 2002 were trading continuously at a price below book value was approximately eight months.

                             American International Group, Inc. and Subsidiaries

THE "AGING" OF PRE-TAX UNREALIZED LOSS POSITIONS AT DECEMBER 31, 2002, IS SHOWN
BELOW:

(dollars in millions)
--------------------------------------------------------------------------------
NUMBER                                  BOOK          UNREALIZED        NUMBER
OF MONTHS                               VALUE           LOSSES*        OF ITEMS
================================================================================
INVESTMENT GRADE BONDS
0-6                                    $16,980          $   917          1,054
7-12                                     3,852              275            275
>12                                      5,455              774            513
--------------------------------------------------------------------------------
BELOW INVESTMENT GRADE BONDS
0-6                                    $ 2,397          $   433            347
7-12                                     2,404              524            270
>12                                      3,849            1,234            470
--------------------------------------------------------------------------------
TOTAL BONDS
0-6                                    $19,377          $ 1,350          1,401
7-12                                     6,256              799            545
>12                                      9,304            2,008            983
================================================================================
EQUITIES
0-6                                    $ 1,029          $   217            536
7-12                                     1,515              591            469
>12                                       686               217            341
================================================================================

* As more fully described above, upon realization, certain realized losses will be charged to participating policyholder accounts, or realization will result in a current decrease in the amortization of certain deferred acquisition costs.

Note: At December 31, 2002, aggregate pre-tax unrealized gains were $14.7 billion.

      As stated previously, the valuation for AIG's investment portfolio comes from a market exchange, with the exception of non-traded securities. AIG considers non-traded securities to mean certain fixed income investments, certain structured securities, direct private equities, limited partnerships and hedge funds. The aggregate carrying value of these securities at December 31, 2002 was approximately $29.6 billion.

      The methodology used to estimate fair value of non-traded fixed income investments is by reference to traded securities with similar attributes and using a matrix pricing methodology. This technique takes into account such factors as the industry, the security's rating and tenor, its coupon rate, its position in the capital structure of the issuer, and other relevant factors. The change in fair value is recognized as a component of unrealized appreciation.

      For certain structured securities, the carrying value is based on an estimate of the security's future cash flows pursuant to the requirements of Emerging Issues Task Force Issue No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The change in carrying value is recognized in income.

      Direct private equities, hedge funds and limited partnerships in which AIG holds in the aggregate less than a five percent interest, are carried at fair value. The change in fair value is recognized as a component of Other comprehensive income.

      With respect to hedge funds and limited partnerships in which AIG holds in the aggregate a five percent or greater interest, AIG's carrying value is the net asset value. The changes in such net asset values are recorded in income.

      AIG obtains the fair value of its investments in limited partnerships and hedge funds from information provided by the sponsors of each of these investments, the accounts of which are generally audited on an annual basis.

      Each of these investment categories is regularly tested to determine if impairment in value exists. Various valuation techniques are used with respect to each category in this determination.

MORTGAGE INVESTMENTS

Mortgage loans on real estate, policy and collateral loans comprised 6.0 percent of AIG's insurance invested assets at December 31, 2002. AIG's insurance operations' holdings of real estate mortgages amounted to $11.45 billion of which 86.9 percent was domestic. At December 31, 2002, only a nominal amount was in default. It is AIG's practice to maintain a maximum loan to value ratio of 75 percent at loan origination. At December 31, 2002, AIG's insurance holdings of collateral loans amounted to $1.44 billion, all of which were foreign. It is AIG's strategy to enter into mortgage and collateral loans as an adjunct primarily to life insurance fixed maturity investments. AIG's policy loans increased from $5.79 billion at December 31, 2001 to $6.05 billion at December 31, 2002.

SHORT-TERM INVESTMENTS

Short-term investments represent amounts invested in various internal and external money market funds, time deposits and cash held.

REAL ESTATE INVESTMENTS

AIG's real estate investment properties are primarily occupied by AIG's various operations. The current market value of these properties considerably exceeds their carrying value.

OTHER INVESTMENTS

Other invested assets were primarily comprised of limited partnerships and outside managed funds.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Managing Market Risk

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

      AIG calculated the VaR with respect to the net fair value of each of AIG's insurance segments as of December 31, 2002 and December 31, 2001. AIG uses the historical simulation methodology which entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was re-priced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95 percent confidence (i.e., only 5 percent of historical scenarios show losses greater than the VaR figure). A one month holding period was assumed in computing the VaR figure.

THE FOLLOWING TABLE PRESENTS THE VAR ON A COMBINED BASIS AND OF EACH COMPONENT OF MARKET RISK FOR EACH OF AIG'S INSURANCE SEGMENTS AS OF DECEMBER 31, 2002 AND DECEMBER 31, 2001. VAR WITH RESPECT TO COMBINED OPERATIONS CANNOT BE DERIVED BY AGGREGATING THE INDIVIDUAL RISK OR SEGMENT AMOUNTS PRESENTED HEREIN.

(in millions)
--------------------------------------------------------------------------------
                                      GENERAL
                                     INSURANCE                  LIFE INSURANCE
                                 -----------------         ---------------------
                                 2002         2001           2002           2001
================================================================================
Market Risk:
  Combined                       $809         $779         $1,798         $1,804
  Interest rate                   413          425          1,507          1,631
  Currency                         66           34            166            134
  Equity                          798          710            975            627
================================================================================

THE FOLLOWING TABLE PRESENTS THE AVERAGE, HIGH AND LOW VARS ON A COMBINED BASIS AND OF EACH COMPONENT OF MARKET RISK FOR EACH OF AIG'S INSURANCE SEGMENTS AS OF DECEMBER 31, 2002 AND DECEMBER 31, 2001.

(in millions)
-----------------------------------------------------------------------------------
                                  2002                             2001
                      AVERAGE     HIGH        LOW      Average     High       Low
===================================================================================
General Insurance:
  Market Risk:
    Combined          $  778     $  863     $  643     $  797     $  837     $  744
    Interest rate        410        425        399        449        464        425
    Currency              49         66         34         46         59         34
    Equity               740        822        599        741        812        603
Life Insurance:
  Market Risk:
    Combined          $1,876     $1,979     $1,798     $1,572     $1,804     $1,354
    Interest rate      1,695      1,874      1,507      1,512      1,631      1,364
    Currency             130        166        108        216        373        134
    Equity               770        975        627        430        627        332
===================================================================================

                             American International Group, Inc. and Subsidiaries

FINANCIAL SERVICES INVESTED ASSETS

THE FOLLOWING TABLE IS A SUMMARY OF THE COMPOSITION OF AIG'S FINANCIAL SERVICES INVESTED ASSETS AT DECEMBER 31, 2002 AND 2001. (SEE ALSO THE DISCUSSIONS UNDER "OPERATIONAL REVIEW: FINANCIAL SERVICES OPERATIONS", "CAPITAL RESOURCES" AND "DERIVATIVES" HEREIN.)

(dollars in millions)
------------------------------------------------------------------------------------------------------
                                                                 2002                    2001
                                                         ---------------------   ---------------------
                                                         INVESTED     PERCENT    Invested     Percent
                                                          ASSETS      OF TOTAL    Assets      of Total
======================================================================================================
Flight equipment primarily under operating leases,
  net of accumulated depreciation                        $ 26,867      23.4%     $ 22,710      21.8%
Finance receivables, net of allowance                      15,857      13.8        13,955      13.4
Unrealized gain on interest rate and currency swaps,
  options and forward transactions                         15,376      13.4        11,493      11.0
Securities available for sale, at market value             16,687      14.5        17,801      17.1
Trading securities, at market value                         4,146       3.6         5,733       5.5
Securities purchased under agreements to resell, at
contract value                                             25,560      22.2        21,638      20.7
Trading assets                                              4,786       4.2         6,234       6.0
Spot commodities, at market value                             489       0.4           352       0.3
Other, including short-term investments                     5,110       4.5         4,379       4.2
------------------------------------------------------------------------------------------------------
Total                                                    $114,878     100.0%     $104,295     100.0%
======================================================================================================

      As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC's debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During 2002, ILFC acquired flight equipment costing $5.30 billion. (See also the discussion under "Operational Review: Financial Services Operations" and "Capital Resources" herein.)

      At December 31, 2002, ILFC had committed to purchase 523 aircraft deliverable from 2003 through 2010 at an estimated aggregate purchase price of $29.8 billion and had options to purchase 18 aircraft deliverable from 2003 through 2008 at an estimated aggregate purchase price of $1.3 billion. Subsequent to December 31, 2002, ILFC cancelled delivery of four of the 523 aircraft. As of March 20, 2003, ILFC has entered into leases for 86 of 90 aircraft to be delivered in 2003 and 49 of 82 aircraft to be delivered in 2004 and 26 of 347 aircraft to be delivered subsequent to 2004. ILFC will be required to find customers for any aircraft presently on order and any aircraft to be ordered, and it must arrange financing for portions of the purchase price of such equipment. In a rising interest rate environment, ILFC negotiates higher lease rates on any new contracts. ILFC has been successful to date both in placing its new aircraft on lease or under sales contract and obtaining adequate financing, but there can be no assurance that such success will continue in future environments.

      ILFC is exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates. As of December 31, 2002 and December 31, 2001, AIG statistically measured the loss of fair value through the application of a VaR model. In this analysis, the net fair value of ILFC was determined using the financial instrument assets which included the tax adjusted future flight equipment lease revenue and the financial instrument liabilities which included the future servicing of the current debt. The estimated impact of the current derivative positions was also taken into account.

      AIG calculated the VaR with respect to the net fair value of ILFC using the historical simulation methodology, as previously described. As of December 31, 2002 and December 31, 2001, the VaR with respect to the net fair value of ILFC was approximately $20 million and $10 million, respectively.

      AIG's Consumer Finance operations provide a wide variety of consumer finance products both domestically and overseas. Such products include real estate mortgages, consumer loans, and retail sales finance. These products are funded through various borrowings including commercial paper and medium term notes. AIG's Consumer Finance operations are exposed to credit risk and risk of loss resulting from adverse fluctuations in interest rates. Over half of the loan balance is related to real estate loans which are substantially collateralized by the related properties.

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

      Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At December 31, 2002, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $66 million of these securities. Securities deemed below investment grade at December 31, 2002 amounted to approximately $100 million in fair value representing 0.6 of one percent of the total AIGFP securities available for sale. $30 million of this amount is hedged with a credit derivative. There have been no significant downgrades through March 1, 2003. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

      AIGFP is exposed to credit risk. If its securities available for sale portfolio were to suffer significant default and the collateral held declined significantly in value with no replacement or the credit default swap counterparty failed to perform, AIGFP could have a liquidity strain. AIG guarantees AIGFP's debt and, as a result, is responsible for all of AIGFP's obligations.

      AIG Trading Group Inc. (AIGTG) conducts, as principal, market making and trading activities in foreign exchange, and commodities, primarily precious and base metals. AIGTG owns inventories in the commodities in which it trades and may reduce the exposure to market risk through the use of swaps, forwards, futures and option contracts. AIGTG uses derivatives to manage the economic exposure of its various trading positions and transactions from adverse movements of interest rates, foreign currency exchange rates and commodity prices. AIGTG supports its trading activities largely through trading liabilities, unrealized losses on swaps, short-term borrowings, securities sold under agreements to repurchase and securities and commodities sold but not yet purchased. (See also the discussions under "Capital Resources" and "Derivatives" herein.)

THE GROSS UNREALIZED GAINS AND GROSS UNREALIZED LOSSES OF AIGFP AND AIGTG INCLUDED IN THE FINANCIAL SERVICES ASSETS AND LIABILITIES AT DECEMBER 31, 2002 WERE AS FOLLOWS:

(in millions)
--------------------------------------------------------------------------------
                                                               GROSS       GROSS
                                                          UNREALIZED  UNREALIZED
                                                               GAINS      LOSSES
================================================================================
Securities available for sale, at market value (a)           $   761     $   789
Unrealized gain/loss on interest rate and currency swaps,
    options and forward transactions (b) (c)                  15,376      11,265
Trading assets                                                 9,271       7,685
Spot commodities, at market value                                 --          13
Trading liabilities                                               --       1,602
Securities and spot commodities sold but not yet
    purchased, at market value                                    --         204
================================================================================

(a)   See also Note 8(e) of Notes to Financial Statements.

(b)   These amounts are also presented as the respective balance sheet amounts.


(c) At December 31, 2002, AIGTG's replacement values with respect to interest rate and currency swaps were $440 million.

      AIGFP's interest rate and currency risks on securities available for sale, at market, are managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At December 31, 2002, the unrealized gains and losses remaining after the benefit of the offsets were $62 million and $90 million, respectively.

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

                             American International Group, Inc. and Subsidiaries

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

      Additionally, depending upon the changes in interest rates and other market movements during the day, AIGFP's system will produce reports for management's consideration for intra-day offsetting positions. Overnight, the system generates reports which recommend the types of offsets management should consider for the following day. Additionally, AIGFP operates in major business centers overseas and is essentially open for business 24 hours a day. Thus, the market exposure and offset strategies are monitored, reviewed and coordinated around the clock. Therefore, offsetting adjustments can be made as and when necessary from any AIGFP office in the world.

      As part of its monitoring and controlling of its exposure to market risk, AIGFP applies various testing techniques which reflect potential market movements. These techniques vary by currency and are regularly changed to reflect factors affecting the derivatives portfolio. In addition to the daily monitoring, AIGFP's senior management and local risk managers conduct a weekly review of the derivatives portfolio and existing hedges. This review includes an examination of the portfolio's risk measures, such as aggregate option sensitivity to movements in market variables. AIGFP's management may change these measures to reflect

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

      AIGTG's senior management has established positions and stop-loss limits for each line of business. AIGTG's traders are required to maintain positions within these limits. These positions are monitored during the day either manually and/or through on-line computer systems. In addition, these positions are reviewed by AIGTG's management. Reports which present each trading books' position and the prior day's profit and loss are reviewed by traders, head traders and AIGTG's senior management. Based upon these and other reports, AIGTG's senior management may determine to adjust AIGTG's risk profile.

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

      AIG calculated the VaR with respect to AIGFP and AIGTG as of December 31, 2002 and December 31, 2001. AIG uses the historical simulation methodology which entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was re-priced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95 percent confidence (i.e., only 5 percent of historical scenarios show losses greater than the VaR figure).

THE FOLLOWING TABLE PRESENTS THE VAR ON A COMBINED BASIS AND OF EACH COMPONENT OF AIGFP'S AND AIGTG'S MARKET RISK AS OF DECEMBER 31, 2002 AND DECEMBER 31, 2001. VAR WITH RESPECT TO COMBINED OPERATIONS CANNOT BE DERIVED BY AGGREGATING THE INDIVIDUAL RISK PRESENTED HEREIN.

(in millions)
--------------------------------------------------------------------------------
                                           AIGFP (A)               AIGTG (B)
                                        ----------------        ----------------
                                        2002        2001        2002        2001
================================================================================
Market Risk:
    Combined                             $ 4         $12         $ 2         $ 2
    Interest rate                          4          12           2           2
    Currency                              --          --          --           1
    Equity                                 1           1          --          --
================================================================================

(a) A one month holding period was used to measure the market exposures of AIGFP.

(b) A one day holding period was used to measure the market exposures of AIGTG.

                             American International Group, Inc. and Subsidiaries

THE FOLLOWING TABLE PRESENTS THE AVERAGE, HIGH AND LOW VARS ON A COMBINED BASIS AND OF EACH COMPONENT OF AIGFP'S AND AIGTG'S MARKET RISK AS OF DECEMBER 31, 2002 AND 2001.

(in millions)
--------------------------------------------------------------------------------
                                              2002                   2001
                                     --------------------   --------------------
                                     AVERAGE   HIGH   LOW   Average   High   Low
================================================================================
AIGFP Market Risk:
    Combined                             $ 8    $12   $ 4       $12    $15   $ 9
    Interest rate                          7     12     4        11     15     8
    Currency                               1      4    --        --      1    --
    Equity                                 1      2     1         1      2    --
AIGTG Market Risk:
    Combined                             $ 2    $ 3   $ 2       $ 3    $ 6   $ 2
    Interest rate                          2      3     2         3      4     2
    Currency                               1      1    --         2      3     1
================================================================================

DERIVATIVES

Derivatives are financial arrangements among two or more parties. The returns of the derivatives are linked to or "derived" from some underlying equity, debt, commodity or other asset, liability, or index. Derivatives payments may be based on interest rates and exchange rates and/or prices of certain securities, certain commodities, or financial or commodity indices. The more significant types of derivative arrangements in which AIG transacts are swaps, forwards, futures and options. In the normal course of business, with the agreement of the original counterparty, these contracts may be terminated early or assigned to another counter-party.

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

      AIGFP and AIGTG determine the credit quality of each of their counterparties taking into account credit ratings assigned by recognized statistical rating organizations. If it is determined that a counterparty requires credit enhancement, then one or more enhancement techniques will be used. Examples of such enhancement techniques include letters of credit, guarantees, collateral, credit triggers, credit derivatives and margin agreements.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Counterparty Credit Quality

      The following tables provide the counterparty credit quality amounts of AIGFP's and AIGTG's derivatives transactions at December 31, 2002 and December 31, 2001.

      The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss after the application of netting under ISDA Master Agreements and excluding collateral held. Subsequent to the application of such credit enhancements, the net exposure to credit risk or the net replacement value of all interest rate, currency and equity swaps, swaptions and forward commitments approximated $14.98 billion at December 31, 2002, including $1.9 billion of collateral held; and $10.84 billion at December 31, 2001. The net replacement value for futures and forward contracts approximated $110 million at December 31, 2002 and $64 million at December 31, 2001.

      AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or, where such ratings are not available, by internal analysis. At December 31, 2002 and December 31, 2001, the concentration of credit exposure with respect to counterparties judged A or higher by AIGFP was 92 percent and 93 percent, respectively.

THE COUNTERPARTY CREDIT QUALITY DETERMINED BY AIGFP BY DERIVATIVE PRODUCT WITH RESPECT TO THE NET REPLACEMENT VALUE OF AIGFP'S DERIVATIVES PORTFOLIO WAS AS
FOLLOWS:

(in millions)
-------------------------------------------------------------------------------
                                   NET REPLACEMENT VALUE
                               ----------------------------
                               SWAPS AND        FUTURES AND    TOTAL      Total
                               SWAPTIONS  FORWARD CONTRACTS     2002       2001
===============================================================================
Counterparty credit quality:
    AAA                         $ 7,082             $    95  $ 7,177    $ 4,388
    AA                            3,856                  15    3,871      3,214
    A                             2,887                  --    2,887      2,498
    BBB                           1,120                  --    1,120        784
    Below investment grade           35                  --       35         23
-------------------------------------------------------------------------------
Total                           $14,980             $   110  $15,090    $10,907
===============================================================================

AT DECEMBER 31, 2002 AND DECEMBER 31, 2001, THE COUNTERPARTY BREAKDOWN BY INDUSTRY WITH RESPECT TO THE NET REPLACEMENT VALUE OF AIGFP'S DERIVATIVES PORTFOLIO WAS AS FOLLOWS:

(in millions)
----------------------------------------------------------------------------------------
                                        NET REPLACEMENT VALUE
                                      ----------------------------
                                      SWAPS AND        FUTURES AND      TOTAL      Total
                                      SWAPTIONS  FORWARD CONTRACTS       2002       2001
========================================================================================
Non-U.S. banks                          $ 3,310            $    --    $ 3,310    $ 2,464
Insured municipalities                      925                 --        925        638
U.S. industrials                          2,773                 --      2,773      2,113
Governmental                                520                 --        520        563
Non-U.S. financial service companies        474                 --        474        428
Non-U.S. industrials                      1,452                 --      1,452      1,289
Special purpose                           3,252                 --      3,252      1,851
U.S. banks                                  416                 15        431         72
U.S. financial service companies          1,846                 95      1,941      1,211
Supranationals                               12                 --         12        278
----------------------------------------------------------------------------------------
Total                                   $14,980            $   110    $15,090    $10,907
========================================================================================

      With respect to AIGTG's derivatives contracts at December 31, 2002 and December 31, 2001, the net replacement values represent the net sum of estimated positive fair values after the application of legally enforceable master netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss.

      Subsequent to the application of such credit enhancements, the net exposure to credit risk or the net replacement value of all futures, forwards, swaptions and purchased options contracts and interest rate and currency swaps was $2.29 billion and $3.05 billion at December 31, 2002 and December 31, 2001, respectively.

                             American International Group, Inc. and Subsidiaries

AIGTG'S NET REPLACEMENT VALUE AT DECEMBER 31, 2002 AND 2001 WAS AS FOLLOWS:

(in millions)
--------------------------------------------------------------------------------------------------------------------------------
                                                                           REMAINING LIFE
                                                            ---------------------------------------------
                                                                      TWO THROUGH  SIX THROUGH    AFTER      TOTAL        Total
                                                            ONE YEAR   FIVE YEARS   TEN YEARS   TEN YEARS     2002         2001
================================================================================================================================
Credit exposure:
    Futures, forwards, swaptions and purchased options
         contracts and interest rate and currency swaps:
       Gross replacement value                              $  5,678    $  2,861    $  2,735    $     46    $ 11,320    $ 10,074
       Master netting arrangements                            (3,895)     (2,286)     (2,563)        (32)     (8,776)     (6,691)
       Collateral                                                (85)        (96)        (63)         (8)       (252)       (330)
--------------------------------------------------------------------------------------------------------------------------------
Net replacement value*                                      $  1,698    $    479    $    109    $      6    $  2,292    $  3,053
================================================================================================================================

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

      AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or, where such ratings are not available, internal analysis. At December 31, 2002 and December 31, 2001, the concentration of credit exposure with respect to counterparties judged A or higher by AIGTG was 75 percent and 78 percent, respectively.

ALSO, AS OF DECEMBER 31, 2002 AND 2001, THE COUNTERPARTY CREDIT QUALITY AND COUNTERPARTY BREAKDOWN BY INDUSTRY WITH RESPECT TO THE NET REPLACEMENT VALUE OF AIGTG'S DERIVATIVES PORTFOLIO WERE AS FOLLOWS:

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             NET REPLACEMENT VALUE
                                                                                                            ------------------------
                                                                                                             2002              2001
====================================================================================================================================
Counterparty credit quality:
    AAA                                                                                                     $  347            $  391
    AA                                                                                                         622             1,117
    A                                                                                                          739               863
    BBB                                                                                                        193               330
    Below investment grade                                                                                      63               130
    Not externally rated, including exchange traded futures and options*                                       328               222
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                       $2,292            $3,053
====================================================================================================================================
Counterparty breakdown by industry:
    Non U.S. banks                                                                                          $  927            $1,151
    U.S. industrials                                                                                           369               503
    Governmental                                                                                                37                71
    Non-U.S. financial service companies                                                                       105               187
    Non-U.S. industrials                                                                                       144               190
    U.S. banks                                                                                                 157               353
    U.S. financial service companies                                                                           225               376
    Exchanges*                                                                                                 328               222
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                       $2,292            $3,053
====================================================================================================================================

* Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

Fair Value Source

      The fair value sources of the net replacement values of AIGFP's derivatives portfolio were based on valuation models. Although these models are proprietary, the inputs were obtained from independently published exchange prices, external subscription services' prices such as Bloomberg or Reuters or third party broker quotes for use in these models. In the minimal instances when such prices are not available, AIGFP uses an internal methodology which includes interpolation or extrapolation from verifiable prices nearest to the dates of the transactions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

AT DECEMBER 31, 2002 AND DECEMBER 31, 2001, THE FAIR VALUE SOURCE OF THE NET REPLACEMENT VALUE OF AIGTG'S DERIVATIVES PORTFOLIO WAS AS FOLLOWS:

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   MATURITY OF FAIR VALUE OF CONTRACTS
                                                                 -------------------------------------------------------------------
                                                                            TWO THROUGH SIX THROUGH    AFTER      TOTAL       TOTAL
SOURCE OF FAIR VALUE                                             ONE YEAR    FIVE YEARS  TEN YEARS   TEN YEARS     2002        2001
====================================================================================================================================
Prices actively quoted                                            $1,698      $   --      $   --      $   --      $1,698      $2,412
Prices provided by other external sources                             --         357          --          --         357         530
Prices based on models and other valuation methods                    --         122         109           6         237         111
------------------------------------------------------------------------------------------------------------------------------------
Total                                                             $1,698      $  479      $  109      $    6      $2,292      $3,053
====================================================================================================================================

Notional Amounts

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

THE FOLLOWING TABLE PRESENTS THE CONTRACTUAL AND NOTIONAL AMOUNTS BY MATURITY AND TYPE OF DERIVATIVE OF AIGFP'S DERIVATIVES PORTFOLIO AT DECEMBER 31, 2002 AND DECEMBER 31, 2001.

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                               REMAINING LIFE
                                                               ----------------------------------------------
                                                                          TWO THROUGH SIX THROUGH    AFTER       TOTAL      Total
                                                               ONE YEAR    FIVE YEARS  TEN YEARS    TEN YEARS     2002       2001
====================================================================================================================================
AIGFP interest rate, currency and equity swaps and
    swaptions:
Notional amount:*
    Interest rate swaps                                         $147,331    $289,463    $128,118    $ 15,082    $579,994    $436,669
    Currency swaps                                                47,120      80,486      42,945       6,436     176,987     139,174
    Swaptions and equity swaps                                    20,672      26,169       9,111       4,484      60,436      58,491
------------------------------------------------------------------------------------------------------------------------------------
Total                                                           $215,123    $396,118    $180,174    $ 26,002    $817,417    $634,334
====================================================================================================================================
Exchange traded futures contracts contractual amount            $ 10,524    $     --    $     --    $     --    $ 10,524    $ 10,036
====================================================================================================================================
Over the counter forward contracts contractual amount           $ 43,220    $    220    $    187    $     --    $ 43,627    $ 58,003
====================================================================================================================================

* Notional amount is not representative of either market risk or credit risk.

      AIGFP enters into credit derivative transactions in the ordinary course of its business. The overwhelming majority of AIGFP's credit derivatives require AIGFP to provide credit protection on a designated portfolio of loans or debt securities. AIGFP provides such credit protection only on a "second loss" basis, under which AIGFP's payment obligations arise only after credit losses in the designated portfolio exceed a specified threshold amount or level of "first losses." The threshold amount of credit losses that must be realized before AIGFP has any payment obligation is negotiated by AIGFP for each transaction to provide that the likelihood of any payment obligation by AIGFP under each transaction is remote, even in severe recessionary market scenarios.

      In many cases, the credit risk associated with a designated portfolio is tranched into different layers of risk, which are then analyzed and rated by the credit rating agencies. Typically, there will be an equity layer covering the first credit losses in respect of the portfolio up to a specified percentage of the total portfolio, and then successive layers that are rated, generally a BBB rated layer, an A rated layer, an AA rated layer and an AAA rated layer. In transactions that are rated, the risk layer or tranche that is immediately junior to the threshold level above which AIGFP's payment obligation would arise is rated AAA by the rating agencies. For that reason, the risk layer assumed by AIGFP with respect to the designated portfolio in these transactions is often called the "super senior" risk layer, defined as the layer of credit risk senior to a risk layer that has been rated AAA by the credit rating agencies or if the transaction is not rated, equivalent thereto. For example, in a transaction with an equity layer covering credit losses from 0 to 2 percent of the total portfolio, a BBB rated layer covering credit losses from 2 to 4 percent, an A rated layer from 4 to 6 percent, an AA rated layer from 6 to 8 percent and an AAA rated layer from 8 to 11 percent, AIGFP would cover credit losses arising in respect of the portfolio that exceed an 11 percent first loss threshold amount, and thereby bear risk that is senior to the 8 to 11 percent AAA rated risk layer.

                             American International Group, Inc. and Subsidiaries

      AIGFP continually monitors the underlying portfolios to determine whether the credit loss experience for any particular portfolio has caused the likelihood of AIGFP having a payment obligation under the transaction to be greater than super senior risk. AIGFP maintains the ability opportunistically to hedge specific securities in a portfolio thereby further limiting its exposure to loss and has hedged outstanding transactions in this manner on occasion. AIGFP has never had a payment obligation under these credit derivatives transactions. Furthermore, based on portfolio credit losses experienced to date under all outstanding transactions, no transaction has experienced credit losses in an amount that has made the likelihood of AIGFP having to make a payment, in AIGFP's view, to be greater than remote, even in severe recessionary market scenarios. At December 31, 2002 the notional amount with respect to AIGFP's credit derivative portfolio was $125.7 billion.

THE FOLLOWING TABLE PROVIDES THE CONTRACTUAL AND NOTIONAL AMOUNTS BY MATURITY AND TYPE OF DERIVATIVE OF AIGTG'S DERIVATIVES PORTFOLIO AT DECEMBER 31, 2002 AND DECEMBER 31, 2001.

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  REMAINING LIFE
                                                                ---------------------------------------------
                                                                          TWO THROUGH  SIX THROUGH    AFTER       TOTAL       Total
                                                                ONE YEAR   FIVE YEARS   TEN YEARS   TEN YEARS     2002        2001
====================================================================================================================================
Contractual amount of futures, forwards and options:
    Exchange traded futures and options                         $ 11,834    $  1,451    $     50    $     --    $ 13,335    $ 14,977
====================================================================================================================================
    Over the counter forwards                                   $168,572    $ 13,562    $  1,977    $     36    $184,147    $184,102
====================================================================================================================================
    Over the counter purchased options                          $ 72,800    $ 17,657    $ 25,053    $    252    $115,762    $138,655
====================================================================================================================================
    Over the counter sold options (a)                           $ 69,247    $ 16,771    $ 25,255    $    401    $111,674    $137,661
====================================================================================================================================
Notional amount (b)
    Interest rate swaps and forward rate agreements             $ 16,440    $ 33,866    $  4,613    $    140    $ 55,059    $ 59,683
    Currency swaps                                                 2,351       5,866         327          --       8,544      11,092
    Swaptions                                                      3,608       5,789       1,118          --      10,515       7,280
------------------------------------------------------------------------------------------------------------------------------------
Total                                                           $ 22,399    $ 45,521    $  6,058    $    140    $ 74,118    $ 78,055
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

      AIG also uses derivatives to help match assets and liabilities in several of its businesses, including its insurance operations. For example, AIG can use currency and interest rate swaps to convert foreign-currency investment contract liabilities into U.S. dollar-based exposures. Thus, these liabilities are more properly matched with U.S. dollar assets. In life insurance, AIG uses swaps to reduce the mismatch between long dated life insurance liabilities and shorter dated local currency assets. Swaps also enable AIG to balance its asset and liability durations in consumer finance operations.

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

ACCOUNTING STANDARDS

      In June 2001, FASB issued Statement of Financial Accounting Standard No. 141 "Business Combinations" (FAS 141). FAS 141 requires AIG to apply the purchase method of accounting for all acquisitions initiated after June 30, 2001.

      In June 2001, FASB issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). As of January 1, 2002, AIG adopted FAS 142. FAS 142 requires AIG to discontinue the amortization of goodwill in its consolidated income statement. Amortization

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

expense recorded in AIG's consolidated statement of income amounted to $163 million and $98 million pre-tax for 2001 and 2000, respectively.

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

      In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN45). FIN45 requires that, for guarantees within its scope that are issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be established, and recognized through earnings. FIN45 also requires additional disclosures in financial statements starting with AIG's 2002 year-end financial statements.

      AIG believes that the impact of FIN45 on its results of operations and financial condition will not be significant.

      AIG guarantees the indebtedness of third parties principally in connection with AIG SunAmerica's investments in affordable housing properties. The guarantees are issued primarily to facilitate financing for the construction of the underlying properties, and range in duration of up to ten years. The loans are secured by the underlying real estate. Since the inception of this investment program over ten years ago, payments under these guarantees have been insignificant. This is due to the fact that the loans are first backed by the creditworthiness of the third party general partner, and secondly, are secured by the underlying properties. The maximum exposure under these guarantees as of December 31, 2002 is approximately $4.2 billion.

      In addition, AIG's real estate investment operations will occasionally extend guarantees to real estate partnerships in which they are an investor. The guarantees facilitate financing for the construction, and/or purchase of land. There have been no payments to date under these guarantees. This is due to the fact that the loans are first backed by the creditworthiness of the third party general partner, and secondly, are secured by the underlying properties. The maximum exposure under these guarantees as of December 31, 2002 is approximately $130 million.

      In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN46). FIN46 changes the method of determining whether certain entities should be consolidated in AIG's consolidated financial statements. An entity is subject to FIN46 and is called a variable interest entity (VIE) if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under existing guidance. A VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both.

      The provisions of FIN46 are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which AIG obtains an interest after that date. For VIEs in which AIG holds a variable interest that it acquired before February 1, 2003, FIN46 applies to the fiscal quarter ended September 30, 2003. For any VIE that must be consolidated under FIN46 that was created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIE would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.

      AIG is currently evaluating the impact of applying FIN46 to existing VIEs in which it has a variable interest, and believes that the impact on its results of operations and financial condition will not be significant. (See also the discussions under Note 20 of Notes to Financial Statements and "Special Purpose Vehicles" included herein.)

                             American International Group, Inc. and Subsidiaries

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. Financial Statements and Supplementary Data

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

--------------------------------------------------------------------------------
                                                                           Page
================================================================================
Report of Independent Accountants                                           60

Consolidated Balance Sheet at December 31, 2002 and 2001                    61

Consolidated Statement of Income for the years ended
    December 31, 2002, 2001 and 2000                                        63

Consolidated Statement of Capital Funds for the years
    ended December 31, 2002, 2001 and 2000                                  64

Consolidated Statement of Cash Flows for the years ended
    December 31, 2002, 2001 and 2000                                        65

Consolidated Statement of Comprehensive Income for the
    years ended December 31, 2002, 2001 and 2000                            67

Notes to Financial Statements                                               68

Schedules:

I -- Summary of Investments-Other Than Investments in
    Related Parties as of December 31, 2002                                S-1

II -- Condensed Financial Information of Registrant as
    of December 31, 2002 and 2001  and for the years
    ended December 31, 2002, 2001 and 2000                                 S-2

III -- Supplementary Insurance Information as of
    December 31, 2002, 2001 and 2000 and for the
    years then ended                                                       S-4

IV -- Reinsurance as of December 31, 2002, 2001 and
    2000 and for the years then ended                                      S-5

The Board of Directors and Shareholders
American International Group, Inc.:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of American International Group, Inc. and subsidiaries (the "Company") at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                   PricewaterhouseCoopers LLP
                                   New York, New York
                                   February 12, 2003

                             American International Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                                   2002           2001
====================================================================================================================================
ASSETS:
  Investments, financial services assets and cash:
     Fixed maturities:
        Bonds available for sale, at market value (amortized cost: 2002 - $232,121;
           2001 - $196,111)                                                                                  $242,385       $199,774
        Bond trading securities, at market value (cost: 2002 - $963; 2001 - $844)                                 981            842
     Equity securities:
        Common stocks (cost: 2002 - $6,152; 2001 - $6,963)                                                      5,482          6,188
        Non-redeemable preferred stocks (cost: 2002 - $1,678; 2001 - $1,840)                                    1,584          1,749
     Mortgage loans on real estate, net of allowance (2002 - $110; 2001 - $114)                                11,541         10,774
     Policy loans                                                                                               6,046          5,786
     Collateral and guaranteed loans, net of allowance (2002 - $54; 2001 - $23)                                 2,341          2,407
     Financial services assets:
        Flight equipment primarily under operating leases, net of accumulated depreciation
           (2002 - $4,426; 2001 - $3,492)                                                                      26,867         22,710
        Securities available for sale, at market value (cost: 2002 - $16,715;
           2001 - $17,793)                                                                                     16,687         17,801
        Trading securities, at market value                                                                     4,146          5,733
        Spot commodities, at market value                                                                         489            352
        Unrealized gain on interest rate and currency swaps, options and forward transactions                  15,376         11,493
        Trading assets                                                                                          4,786          6,234
        Securities purchased under agreements to resell, at contract value                                     25,661         21,681
        Finance receivables, net of allowance (2002 - $477; 2001 - $532)                                       15,857         13,955
     Securities lending collateral                                                                             23,694         10,574
     Other invested assets                                                                                     12,680         12,704
     Short-term investments, at cost (approximates market value)                                                6,993          7,168
     Cash                                                                                                       1,165            698
------------------------------------------------------------------------------------------------------------------------------------
        Total investments, financial services assets and cash                                                 424,761        358,623


  Investment income due and accrued                                                                             4,297          3,681
  Premiums and insurance balances receivable, net of allowance (2002 - $150; 2001 - $127)                      13,088         12,412
  Reinsurance assets, net of allowances                                                                        29,882         27,199
  Deferred policy acquisition costs                                                                            22,256         19,357
  Investments in partially-owned companies                                                                      1,575            902
  Real estate and other fixed assets, net of accumulated depreciation
     (2002 - $3,727; 2001 - $3,532)                                                                             5,382          4,833
  Separate and variable accounts                                                                               46,248         51,954
  Goodwill                                                                                                      6,079          6,102
  Other assets                                                                                                  7,661          7,998
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                                 $561,229       $493,061
====================================================================================================================================

See Accompanying Notes to Financial Statements.

                             American International Group, Inc. and Subsidiaries

(in millions, except share amounts)
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                                 2002             2001
====================================================================================================================================
LIABILITIES:
  Reserve for losses and loss expenses                                                                    $  51,539       $  44,792
  Reserve for unearned premiums                                                                              16,336          13,148
  Future policy benefits for life and accident and health insurance contracts                                72,547          64,998
  Policyholders' contract deposits                                                                          142,160         119,402
  Other policyholders' funds                                                                                  7,582           7,611
  Reserve for commissions, expenses and taxes                                                                 3,429           3,381
  Insurance balances payable                                                                                  3,273           3,207
  Funds held by companies under reinsurance treaties                                                          3,425           2,685
  Income taxes payable:
     Current                                                                                                    793             405
     Deferred                                                                                                 4,289           2,881
  Financial services liabilities:
     Borrowings under obligations of guaranteed investment agreements                                        14,850          16,392
     Securities sold under agreements to repurchase, at contract value                                        9,162          11,818
     Trading liabilities                                                                                      3,825           4,372
     Securities and spot commodities sold but not yet purchased, at market value                             11,765           8,331
     Unrealized loss on interest rate and currency swaps, options and forward transactions                   11,265           8,813
     Trust deposits and deposits due to banks and other depositors                                            2,987           2,290
     Commercial paper                                                                                         7,467           8,523
     Notes, bonds, loans and mortgages payable                                                               43,233          33,676
  Commercial paper                                                                                            1,645           3,369
  Notes, bonds, loans and mortgages payable                                                                   4,690           3,771
  Separate and variable accounts                                                                             46,248          51,954
  Minority interest                                                                                           1,580           1,509
  Securities lending payable                                                                                 23,694          10,574
  Other liabilities                                                                                          12,189          10,807
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                           499,973         438,709
------------------------------------------------------------------------------------------------------------------------------------

PREFERRED SHAREHOLDERS' EQUITY IN SUBSIDIARY COMPANIES                                                        2,153           2,202
------------------------------------------------------------------------------------------------------------------------------------


 Capital funds:
  Common stock, $2.50 par value; 5,000,000,000 shares authorized;
     shares issued 2002 - 2,751,327,476; 2001 - 2,750,237,554                                                 6,878           6,876
  Additional paid-in capital                                                                                    607             669
  Retained earnings                                                                                          52,270          47,218
  Accumulated other comprehensive income (loss)                                                                 691          (1,725)
  Treasury stock, at cost; 2002 - 141,726,645; 2001 - 134,805,555 shares of common stock
     (including 119,244,379 and 133,200,400 shares, respectively, held by subsidiaries)                      (1,343)           (888)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL FUNDS                                                                                          59,103          52,150
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, PREFERRED SHAREHOLDERS' EQUITY IN SUBSIDIARY COMPANIES AND CAPITAL FUNDS               $ 561,229       $ 493,061
====================================================================================================================================

See Accompanying Notes to Financial Statements.

                             American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME


(in millions, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                               2002               2001               2000
====================================================================================================================================
REVENUES:
  Premiums and other considerations                                                  $ 44,589           $ 38,428           $ 34,570
  Net investment income                                                                15,034             13,977             12,663
  Realized capital gains (losses)                                                      (2,441)              (836)              (314)
  Other revenues                                                                       10,300             10,197              9,419
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL REVENUES                                                                       67,482             61,766             56,338
------------------------------------------------------------------------------------------------------------------------------------
BENEFITS AND EXPENSES:
  Incurred policy losses and benefits                                                  41,927             35,054             30,864
  Insurance acquisition and other operating expenses                                   17,413             16,556             15,136
  Acquisition, restructuring and related charges                                           --              2,017                315
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL BENEFITS AND EXPENSES                                                          59,340             53,627             46,315
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE
 EFFECT OF ACCOUNTING CHANGES                                                           8,142              8,139             10,023
------------------------------------------------------------------------------------------------------------------------------------
INCOME TAXES:
  Current                                                                               1,972              1,919              1,697
  Deferred                                                                                356                420              1,274
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        2,328              2,339              2,971
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES                                                                    5,814              5,800              7,052
------------------------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST                                                                        (295)              (301)              (413)
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                   5,519              5,499              6,639
------------------------------------------------------------------------------------------------------------------------------------
CUMULATIVE EFFECT OF ACCOUNTING CHANGES, NET OF TAX                                        --               (136)                --
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                           $  5,519           $  5,363           $  6,639
====================================================================================================================================
EARNINGS PER COMMON SHARE:
  Basic
     Income before cumulative effect of accounting changes                           $   2.11           $   2.10           $   2.55
     Cumulative effect of accounting changes                                               --              (0.05)                --
     Net income                                                                          2.11               2.05               2.55
------------------------------------------------------------------------------------------------------------------------------------
  Diluted
     Income before cumulative effect of accounting changes                           $   2.10           $   2.07           $   2.52
     Cumulative effect of accounting changes                                               --              (0.05)                --
     Net income                                                                          2.10               2.02               2.52
====================================================================================================================================
AVERAGE SHARES OUTSTANDING:
  Basic                                                                                 2,612              2,621              2,607
  Diluted                                                                               2,634              2,650              2,638
====================================================================================================================================

See Accompanying Notes to Financial Statements.

                             American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CAPITAL FUNDS


(in millions, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                                     2002            2001            2000
====================================================================================================================================
COMMON STOCK:
  Balance at beginning of year                                                             $  6,876        $  6,914        $  4,870
     Issuance of common stock                                                                    --              --               7
     Adjustment in connection with AGC acquisition                                               --             (43)             --
     Stock split effected as dividend                                                            --              --           2,037
     Issued under stock option and stock purchase plans                                           2               5              --
------------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                      6,878           6,876           6,914
------------------------------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of year                                                                  669           2,830           2,324
     Issuance of common stock                                                                    --              --              (7)
     Excess of cost over proceeds of common stock issued under
        stock option and stock purchase plans                                                   (94)              2            (161)
     Excess of proceeds over cost of common stock
        issued in connection with acquisitions                                                   --              --             616
     Conversion of preferred stock and preferred securities                                      --              --             (83)
     Adjustment in connection with AGC acquisition                                                5          (2,135)             --
     Other                                                                                       27             (28)            141
------------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                        607             669           2,830
------------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS:
  Balance at beginning of year                                                               47,218          42,598          38,772
     Net income                                                                               5,519           5,363           6,639
     Stock dividends to shareholders                                                             --              --          (2,037)
     Cash dividends to shareholders:
        Preferred                                                                                --              --              (1)
        Common ($.18, $.16 and $.14 per share, respectively)                                   (467)           (743)           (775)
------------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                     52,270          47,218          42,598
------------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance at beginning of year                                                               (1,725)         (2,440)         (3,381)
     Unrealized appreciation of investments - net
        of reclassification adjustments                                                       4,727           1,513           1,467
        Deferred income tax expense on changes                                               (1,579)           (500)           (316)
     Foreign currency translation adjustments                                                  (419)           (455)           (273)
        Applicable income tax benefit on changes                                                 38             111              63
     Net derivative losses arising from cash flow hedging activities                           (479)           (541)             --
        Deferred income tax benefit on changes                                                  186              98              --
     Cumulative effect of accounting change, net of tax                                          --             489              --
     Retirement plan liabilities adjustment, net of tax                                         (58)             --              --
------------------------------------------------------------------------------------------------------------------------------------
     Other comprehensive income                                                               2,416             715             941
------------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                        691          (1,725)         (2,440)
------------------------------------------------------------------------------------------------------------------------------------
TREASURY STOCK, AT COST:
  Balance at beginning of year                                                                 (888)         (2,463)         (2,944)
     Cost of shares acquired during year                                                       (734)         (1,042)         (1,407)
     Issued under stock option and stock purchase plans                                         260             271             343
     Issued for conversion of preferred stock and preferred securities                           --              --             418
     Issued in connection with acquisitions                                                      --              --           1,127
     Adjustment in connection with AGC acquisition                                               --           2,311              --
     Other                                                                                    19              35              --
------------------------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                                                  (1,343)           (888)         (2,463)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL FUNDS AT END OF YEAR                                                      $ 59,103        $ 52,150        $ 47,439
====================================================================================================================================

See Accompanying Notes to Financial Statements.

                             American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS


(in millions)
------------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                                       2002           2001           2000
====================================================================================================================================
SUMMARY:
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  $ 18,688       $  8,362       $  9,081
  NET CASH USED IN INVESTING ACTIVITIES                                                       (46,598)       (31,298)       (20,828)
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    28,377         23,112         11,843
------------------------------------------------------------------------------------------------------------------------------------
  CHANGE IN CASH                                                                                  467            176             96
  CASH AT BEGINNING OF YEAR                                                                       698            522            426
------------------------------------------------------------------------------------------------------------------------------------
  CASH AT END OF YEAR                                                                        $  1,165       $    698       $    522
====================================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                 $  5,519       $  5,363       $  6,639
====================================================================================================================================
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
     ACTIVITIES:
        Non-cash revenues, expenses, gains and losses included in income:
        Change in:
          General and life insurance reserves                                                  16,725          7,405          7,928
          Premiums and insurance balances receivable and payable - net                           (744)           588          1,016
          Reinsurance assets                                                                   (2,683)        (4,590)        (3,657)
          Deferred policy acquisition costs                                                    (3,850)        (1,104)        (1,465)
          Investment income due and accrued                                                      (616)          (124)          (346)
          Funds held under reinsurance treaties                                                   740          1,228            572
          Other policyholders' funds                                                              (29)           727            239
          Current and deferred income taxes - net                                                 745            648          1,408
          Reserve for commissions, expenses and taxes                                              48             55             68
          Other assets and liabilities - net                                                    1,300            836         (1,068)
          Trading assets and liabilities - net                                                    901            831           (721)
          Trading securities, at market value                                                   1,587          1,614         (2,956)
          Spot commodities, at market value                                                      (137)            11            320
          Net unrealized (gain) loss on interest rate and currency swaps,
             options and forward transactions                                                  (1,431)        (1,026)        (2,347)
          Securities purchased under agreements to resell                                      (3,980)        (6,690)        (4,094)
          Securities sold under agreements to repurchase                                       (2,656)           510          5,192
          Securities and spot commodities sold but not yet purchased,
             at market value                                                                    3,434            630          1,288
        Realized capital gains (losses)                                                         2,441            836            314
        Equity in income of partially-owned companies and other invested assets                  (229)          (479)          (327)
        Amortization of premium and discount on securities                                       (195)          (285)          (269)
        Depreciation expenses, principally flight equipment                                     1,653          1,437          1,243
        Change in cumulative translation adjustments                                             (405)          (439)          (273)
        Provision for finance receivable losses                                                   402            395            307
        Other - net                                                                               148            (15)            70
------------------------------------------------------------------------------------------------------------------------------------
        Total adjustments                                                                      13,169          2,999          2,442
------------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    $ 18,688       $  8,362       $  9,081
====================================================================================================================================

See Accompanying Notes to Financial Statements.

                             American International Group, Inc. and Subsidiaries

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                                     2002            2001            2000
====================================================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cost of fixed maturities, at amortized cost matured or redeemed                      $      --       $      --       $   1,227
     Cost of bonds, at market sold                                                           99,777          94,825          37,700
     Cost of bonds, at market matured or redeemed                                            13,666          14,403           7,359
     Cost of equity securities sold                                                           6,509           6,321           5,162
     Realized capital gains (losses)                                                         (2,441)           (836)           (314)
     Purchases of fixed maturities                                                         (149,537)       (132,961)        (58,001)
     Purchases of equity securities                                                          (5,955)         (6,619)         (6,085)
     Acquisitions, net of cash acquired                                                          --            (383)            (17)
     Mortgage, policy and collateral loans granted                                           (2,867)         (2,037)         (2,341)
     Repayments of mortgage, policy and collateral loans                                      2,011           1,392           2,106
     Sales of securities available for sale                                                   4,382           5,816           5,588
     Maturities of securities available for sale                                              3,882           2,303           1,559
     Purchases of securities available for sale                                              (7,134)        (11,264)         (8,890)
     Sales of flight equipment                                                                  184             220             713
     Purchases of flight equipment                                                           (5,302)         (4,415)         (3,432)
     Net additions to real estate and other fixed assets                                       (924)           (700)         (1,033)
     Sales or distributions of other invested assets                                         12,182           4,298           4,397
     Investments in other invested assets                                                   (12,423)         (5,531)         (6,285)
     Change in short-term investments                                                           175           5,434           1,314
     Investments in partially-owned companies                                                  (479)           (541)             79
     Finance receivable originations and purchases                                          (10,066)         (8,774)         (7,812)
     Finance receivable principal payments received                                           7,762           7,751           6,346
     Other - net                                                                                 --              --            (168)
------------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                     $ (46,598)      $ (31,298)      $ (20,828)
====================================================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:
     Change in policyholders' contract deposits                                           $  22,758       $  13,943       $   5,451
     Change in trust deposits and deposits due to banks and other depositors                    697             395            (280)
     Change in commercial paper                                                              (2,421)         (1,156)          2,222
     Proceeds from notes, bonds, loans and mortgages payable                                 21,896          27,347          12,212
     Repayments on notes, bonds, loans and mortgages payable                                (11,950)        (17,597)        (10,770)
     Proceeds from guaranteed investment agreements                                           7,167          10,410           9,957
     Maturities of guaranteed investment agreements                                          (8,709)         (7,613)         (5,792)
     Redemption of subsidiary company preferred stock                                           (50)         (1,248)             --
     Proceeds from common stock issued                                                          168             239             144
     Proceeds from subsidiary company issuance of preferred stock                                --              --             742
     Cash dividends to shareholders                                                            (467)           (743)           (776)
     Acquisition of treasury stock                                                             (734)         (1,042)         (1,402)
     Other - net                                                                                 22             177             135
------------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 $  28,377       $  23,112       $  11,843
====================================================================================================================================
SUPPLEMENTARY INFORMATION:
TAXES PAID                                                                                $   1,203       $   1,475       $   1,345
====================================================================================================================================
INTEREST PAID                                                                             $   3,590       $   3,950       $   3,524
====================================================================================================================================

See Accompanying Notes to Financial Statements.

                             American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME


(in millions)
------------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                                    2002             2001             2000
====================================================================================================================================
COMPREHENSIVE INCOME:
  Net income                                                                              $ 5,519          $ 5,363          $ 6,639
------------------------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME:
  Unrealized appreciation  of investments - net
     of reclassification adjustments                                                        4,727            1,513            1,467
        Deferred income tax expense on above changes                                       (1,579)            (500)            (316)
  Foreign currency translation adjustments  (a)                                              (419)            (455)            (273)
     Applicable income tax benefit on above changes                                            38              111               63
  Net derivative losses arising from cash flow hedging activities                            (479)            (541)              --
     Deferred income tax benefit on above changes                                             186               98               --
  Retirement plan liabilities adjustment, net of tax                                          (58)              --               --
  Cumulative effect of accounting change, net of tax (b)                                       --              150               --
  Cumulative effect of accounting change, net of tax (c)                                       --              339               --
------------------------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME                                                                  2,416              715              941
------------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                                      $ 7,935          $ 6,078          $ 7,580
====================================================================================================================================

(a) Includes insignificant derivative gains and losses arising from hedges of net investments in foreign operations.

(b) Consists of derivative gains and losses qualifying for cash flow hedging arising from the adoption of Statement of Financial Accounting Standards No. 138 "Accounting for Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133" (collectively, FAS 133).

(c) Represents the unrealized appreciation arising from the transfer of the bonds held to maturity portfolio to the bonds available for sale portfolio in connection with the implementation of FAS 133.

See Accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) PRINCIPLES OF CONSOLIDATION: On August 29, 2001 American General Corporation
(AGC), was acquired by American International Group, Inc.(AIG). In connection with the acquisition, AIG issued approximately 290 million shares of its common stock in exchange for all the outstanding common stock of AGC based on an exchange ratio of 0.5790 of a share of AIG common stock for each share of AGC common stock. The acquisition was accounted for as a pooling of interests and the accompanying financial statements have been prepared to retroactively combine AGC's financial statements with AIG's financial statements for all periods presented.

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

THE FOLLOWING IS A RECONCILIATION OF THE INDIVIDUAL COMPANY RESULTS TO THE COMBINED RESULTS FOR 2000:

(in millions)
--------------------------------------------------------------------------------
                                         AIG               AGC            Total
================================================================================
Revenues                               $45,245          $11,093          $56,338
Net income                               5,636            1,003            6,639
================================================================================

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

      (B) BASIS OF PRESENTATION: The accompanying financial statements have been prepared on the basis of generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain accounts have been reclassified in the 2001 and 2000 financial statements to conform to their 2002 presentation.

      General Insurance Operations: AIG's general insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance. Premiums are earned primarily on a pro rata basis over the term of the related coverage. The reserve for unearned premiums represents the portion of premiums written relating to the unexpired terms of coverage.

      Acquisition costs represent those costs, including commissions, that vary with and are primarily related to the acquisition of new business. These costs are deferred and amortized over the period in which the related premiums written are earned. The deferred acquisition cost (DAC) asset is reviewed for recoverability based on the profitability of the underlying insurance contracts. Investment income is not anticipated in the deferral of acquisition costs.

      Losses and loss expenses are charged to income as incurred. The reserve for losses and loss expenses represents the accumulation of estimates for reported losses and includes provisions for losses incurred but not reported. The methods of determining such estimates and establishing resulting reserves, including amounts relating to reserves for estimated unrecoverable reinsurance, are reviewed and updated. Adjustments resulting therefrom are reflected in income currently. AIG discounts certain of its loss reserves which are primarily related to certain workers' compensation claims. (See Note 6.)

      Life Insurance Operations: AIG's life insurance subsidiaries offer a wide range of traditional insurance and financial and investment products. Traditional products consist of individual and group life, annuity, endowment and accident and health policies. Financial and investment products consist of single premium annuity, guaranteed investment contracts, universal life and pensions.

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

      Policy acquisition costs for traditional life insurance products are generally deferred and amortized over the premium paying period of the policy. Policy acquisition costs

                             American International Group, Inc. and Subsidiaries
and policy initiation costs related to universal life and investment-type products (non-traditional products) are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits are composed of net interest income, net realized investment gains and losses, variable annuity fees, surrender charges and direct administrative expenses.

      The resulting DAC asset is reviewed for recoverability based on the profitability (both current and projected future) of the underlying insurance contracts.

      The deferred acquisition costs with respect to non-traditional products are adjusted with respect to estimated gross profits as a result of changes in the net unrealized gains or losses on debt and equity securities available for sale. That is, as debt and equity securities available for sale are carried at aggregate fair value, an adjustment is made to deferred policy acquisition costs equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains/losses on debt and equity securities available for sale that is credited or charged directly to comprehensive income. Deferred policy acquisition costs have been decreased by $1.23 billion at December 31, 2002 and decreased by $280 million at December 31, 2001 for this adjustment. (See Note 4.)

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

      AIG, as lessor, leases flight equipment principally under operating leases. Accordingly, income is recognized over the life of the lease as rentals become receivable under the provisions of the lease or, in the case of leases with varying payments, under the straight-line method over the noncancelable term of the lease. In certain cases, leases provide for additional payments contingent on usage. Rental income is recognized at the time such usage occurs less a provision for future contractual aircraft maintenance. AIG is also a remarketer of flight equipment for its own account and for airlines and financial institutions, and provides, for a fee, fleet management services to certain third-party operators. AIG's revenues from such operations consist of net gains on sales of flight equipment and commissions.

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

      (C) NON-CASH TRANSACTIONS: During 2001 and 2000, AIG issued 291.6 million and 17.8 million common shares, respectively, in connection with acquisitions.

      (D) INVESTMENTS IN FIXED MATURITIES AND EQUITY SECURITIES: Where AIG may not have the positive intent to hold bonds and preferred stocks until maturity, these securities are considered to be available for sale and carried at current market values. Interest income with respect to fixed maturity securities is accrued currently.

      Fixed maturities held to maturity, at amortized cost, were transferred to bonds available for sale, at market value, as of January 1, 2001 as permitted and in accordance with the transition provisions of the Financial Accounting Standards No. 138 "Accounting for Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133" (collectively, FAS 133). (See Notes 1(y) and 8(d)).

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

      In January 2001, the Emerging Issues Task Force (EITF) issued EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." EITF 99-20 provides guidance on the calculation of interest income and the recognition of impairments related to beneficial interests held in an investment portfolio. Beneficial interests are investments that represent rights to receive specified cash flows from a pool of underlying assets (e.g., collateralized debt obligations). In accordance with the transition provisions of EITF 99-20, AIG recorded in its consolidated income statement for 2001 a cumulative effect of an accounting change adjustment loss of $130 million ($200 million before tax).

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

      (F) FLIGHT EQUIPMENT: Flight equipment is stated at cost. Major additions and modifications are capitalized. Normal maintenance and repairs, airframe and engine overhauls and compliance with return conditions of flight equipment on lease are provided by and paid for by the lessee. Under the provisions of most leases for certain airframe and engine overhauls, the lessee is reimbursed for costs incurred up to but not exceeding contingent rentals paid to AIG by the lessee. AIG provides a charge to income for such reimbursements based upon the expected reimbursements during the life of the lease. Depreciation and amortization are computed on the straight-line basis to a residual value of approximately 15 percent over the estimated useful lives of the related assets but not exceeding 25 years. AIG monitors the global aircraft market and the values of various types and models of aircraft within that market relative to the values of its own fleet. If events or circumstances were such that the carrying amount of AIG's aircraft might be impaired, AIG would determine if such impairment existed and recognize such impairment in accordance with Financial Accounting Standards Board (FASB) Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This caption also includes deposits for aircraft to be purchased.

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

                             American International Group, Inc. and Subsidiaries

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

        (K) UNREALIZED GAIN AND UNREALIZED LOSS ON INTEREST RATE AND CURRENCY SWAPS, OPTIONS AND FORWARD TRANSACTIONS: Interest rate swaps, currency swaps, equity swaps, swaptions, options and forward transactions are accounted for as contractual commitments recorded on a trade date basis and are carried at current market values or estimated fair values when market values are not available. Unrealized gains and losses are reflected in income currently. Estimated fair values are based on the use of valuation models that utilize, among other things, current interest, foreign exchange and volatility rates. AIG Financial Products Corp. and its subsidiaries (AIGFP) attempt to secure reliable and independent current market prices, such as published exchange prices, external subscription services' prices such as Bloomberg or Reuters or third party broker quotes for use in these models. When such prices are not available, AIGFP uses an internal methodology which includes interpolation or extrapolation from verifiable prices nearest to the dates of the transactions. These valuations represent an assessment of the present values of expected future cash flows of these transactions and reflect market and credit risk. The portfolio's discounted cash flows are evaluated with reference to current market conditions, maturities within the portfolio and other relevant factors. Based upon this evaluation, it is determined what offsetting transactions, if any, are necessary to reduce the market risk of the portfolio. AIG manages its market risk with a variety of transactions, including swaps, trading securities, futures and forward contracts and other transactions as appropriate. Because of the limited liquidity of some of these instruments, the recorded values of these transactions may be different than the values that might be realized if AIG were to sell or close out the transactions prior to maturity. AIG believes that such differences are not significant to the results of operations, financial condition or liquidity. Such differences would be immediately recognized when the transactions are sold or closed out prior to maturity.

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

       AIG also enters into dollar roll agreements. These are agreements to sell mortgage-backed securities and to repurchase substantially the same securities at a specified price and date in the future. The dollar rolls are accounted for as collateralized financings and the repurchase obligation is a component of other liabilities. At December 31, 2002, 2001 and 2000, there were no dollar rolls outstanding.

       (N) SECURITIES LENDING COLLATERAL AND SECURITIES LENDING PAYABLE: AIG's insurance operations lend their securities and primarily take cash as collateral with respect to the securities lent. Income earned on invested collateral, net of interest payable to the collateral provider is recorded in net investment income.

       (O) OTHER INVESTED ASSETS: Other invested assets consist primarily of investments by AIG's insurance operations in joint ventures and partnerships, and other investments not classified elsewhere herein.

       The joint ventures and partnerships are carried at equity or cost depending on the equity ownership position.

       Other investments are carried at cost or market values depending upon the nature of the underlying assets.

       (P) REINSURANCE ASSETS: Reinsurance assets include the balances due from both reinsurance and insurance companies under the terms of AIG's reinsurance agreements for paid and unpaid losses and loss expenses, ceded unearned premiums and ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. Amounts related to paid and unpaid losses and loss expenses with respect to these reinsurance agreements are substantially collateralized.

       (Q) INVESTMENTS IN PARTIALLY-OWNED COMPANIES: The equity method of accounting is used for AIG's investment in companies in which AIG's ownership interest approximates twenty but is not greater than fifty percent (minority-owned companies). At December 31, 2002, AIG's significant investments in partially-owned companies included its 24.3 percent interest in IPC Holdings, Ltd., its 23.4 percent interest in Allied World Assurance Holdings, Ltd. and its
22.1 percent interest in The Fuji Fire and Marine Insurance Co., Ltd. This balance sheet caption also includes investments in less significant partially-owned companies and in certain minor majority-owned subsidiaries. The amounts of dividends received from unconsolidated entities owned less than 50 percent were $13 million, $3 million and $3 million in 2002, 2001 and 2000, respectively. The undistributed earnings of unconsolidated entities owned less than 50 percent was $155 million as of December 31, 2002.

       (R) REAL ESTATE AND OTHER FIXED ASSETS: The costs of buildings and furniture and equipment are depreciated principally on a straight-line basis over their estimated useful lives (maximum of 40 years for buildings and 10 years for furniture and equipment). Expenditures for maintenance and repairs are charged to income as incurred; expenditures for betterments are capitalized and depreciated.

       From time to time, AIG assesses the carrying value of its real estate relative to the market values of real estate within the specific local area. At December 31, 2002, there were no impairments.

       (S) SEPARATE AND VARIABLE ACCOUNTS: Separate and variable accounts represent funds for which investment income and investment gains and losses accrue directly to the policyholders who predominantly bear the investment risk. Each account has specific investment objectives, and the assets are carried at market value. The assets of each account are legally segregated and are not subject to claims which arise out of any other business of AIG. The liabilities for these accounts are equal to the account assets.

       (T) SECURITIES AND SPOT COMMODITIES SOLD BUT NOT YET PURCHASED, AT MARKET
VALUE: Securities and spot commodities sold but not yet purchased represent sales of securities and spot commodities not owned at the time of sale. The obligations arising from such transactions are recorded on a trade date basis and carried at the respective current market values or current commodity prices. Unrealized gains or losses are reflected in income currently.

       (U) PREFERRED SHAREHOLDERS' EQUITY IN SUBSIDIARY COMPANIES: Preferred shareholders' equity in subsidiary companies relates to outstanding preferred stock or interest of ILFC and certain subsidiaries of AIG SunAmerica, AGC and HSB, wholly owned subsidiaries of AIG. Cash distributions on such preferred stock or interest are accounted for as interest expense and included as minority interest in the consolidated statement of income.

       (V) TRANSLATION OF FOREIGN CURRENCIES: Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" (FAS 52). Under FAS 52, functional currency assets and liabilities are translated into U.S. dollars generally using current rates of exchange prevailing at the balance sheet date of each respective subsidiary and the related translation adjustments are recorded as a separate component of comprehensive income, net of any related taxes in capital funds. Functional currencies are generally the currencies of the local operating environment. Income statement accounts expressed in functional currencies are translated using average exchange rates. The adjustments resulting from translation of financial statements of foreign entities operating in highly inflationary economies are recorded in income. Exchange gains and losses resulting from foreign currency transactions are also recorded in income currently. The exchange gain or loss with respect to utilization of foreign exchange hedging instruments is recorded as a component of comprehensive income.

       (W) INCOME TAXES: Deferred federal and foreign income taxes are provided for temporary differences for the expected future tax consequences of events that have been recognized in AIG's financial statements or tax returns.

       (X) EARNINGS PER SHARE: Basic earnings per common share are based on the weighted average number of common shares outstanding, retroactively adjusted to reflect all stock dividends and stock splits. Diluted earnings per share are based on those shares used in basic earnings per share plus shares that would have been outstanding assuming issuance of common shares for all dilutive potential common shares outstanding, retroactively adjusted to reflect all stock dividends and stock splits.

                             American International Group, Inc. and Subsidiaries

THE COMPUTATION OF EARNINGS PER SHARE FOR DECEMBER 31, 2002, 2001 AND 2000 WAS AS FOLLOWS:

(in millions, except per share amounts)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                       2002         2001         2000
NUMERATOR FOR BASIC EARNINGS
    PER SHARE:
Income before cumulative effect
    of accounting changes                   $ 5,519      $ 5,499      $ 6,639
Cumulative effect of accounting
    changes, net of tax                          --         (136)          --
Net income                                    5,519        5,363        6,639
--------------------------------------------------------------------------------
Net income applicable to
    common stock                            $ 5,519      $ 5,363      $ 6,639
================================================================================
DENOMINATOR FOR BASIC EARNINGS
    PER SHARE:
Average shares outstanding used in the
    computation of per share earnings:
    Common stock issued                       2,752        2,762        2,796
    Common stock in treasury                   (140)        (141)        (189)
--------------------------------------------------------------------------------
Average shares outstanding-- basic            2,612        2,621        2,607
================================================================================
NUMERATOR FOR DILUTED EARNINGS
    PER SHARE:
Income before cumulative effect
    of accounting changes                   $ 5,519      $ 5,499      $ 6,639
Cumulative effect of accounting
    changes, net of tax                          --         (136)          --
Net income                                    5,519        5,363        6,639
Dividends on convertible preferred
    securities                                   --           --            5
--------------------------------------------------------------------------------
Net income applicable to common stock       $ 5,519      $ 5,363      $ 6,644
================================================================================
DENOMINATOR FOR DILUTED EARNINGS
    PER SHARE:
Average shares outstanding                    2,612        2,621        2,607
Incremental shares from potential
    common stock:
Average number of shares arising
    from outstanding employee stock
    plans (treasury stock method)                22           29           27
Average number of shares issuable
    upon conversion of convertible
    securities and preferred stock               --           --            4
--------------------------------------------------------------------------------
Average shares outstanding-- diluted          2,634        2,650        2,638
================================================================================
EARNINGS PER SHARE:
Basic:
Income before cumulative effect
    of accounting changes                   $  2.11      $  2.10      $  2.55
Cumulative effect of accounting changes          --        (0.05)          --
Net income                                  $  2.11      $  2.05      $  2.55
--------------------------------------------------------------------------------
Diluted:
Income before cumulative effect
    of accounting changes                   $  2.10      $  2.07      $  2.52
Cumulative effect of accounting changes          --        (0.05)          --
Net income                                  $  2.10      $  2.02      $  2.52
================================================================================


       (Y) DERIVATIVES: In June 1998, the Financial Accounting Standards Board
(FASB) issued FAS 133. In June 2000, FASB issued Statement of Financial Accounting Standards No. 138 "Accounting for Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" (collectively, FAS 133).

       FAS 133 requires AIG to recognize all derivatives in the consolidated balance sheet at fair value. The financial statement recognition of the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative and the extent to which it is effective as part of a hedge transaction. The changes in fair value of the derivative transactions of AIGFP and AIG Trading Group Inc. and its subsidiaries (AIGTG) are currently presented, in all material respects, as a component of AIG's operating income. The discussion below relates to the derivative activities of AIG other than those of AIGFP and AIGTG.

       On the date the derivative contract is entered into, AIG designates the derivative as: (i) a hedge of the subsequent changes in the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge); (ii) a hedge of a forecasted transaction, or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge); or (iii) a hedge of a net investment in a foreign operation. Fair value and cash flow hedges may involve foreign currencies ("foreign currency hedges"). The gain or loss in the fair value of a derivative that is designated, qualifies and is highly effective as a fair value hedge is recorded in current period earnings, along with the loss or gain on the hedged item attributable to the hedged risk. The gain or loss in the fair value of a derivative that is designated, qualifies and is highly effective as a cash flow hedge is recorded in other comprehensive income, until earnings are affected by the variability of cash flows. The gain or loss in the fair value of a derivative that is designated, qualifies and is highly effective as a hedge of a net investment in a foreign operation is recorded in the foreign currency translation adjustments account within other comprehensive income. Changes in the fair value of derivatives used for other than the above hedging activities are reported in current period earnings.

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

       In accordance with the transition provisions of FAS 133, AIG recorded in its consolidated income statement for 2001 a cumulative effect of an accounting change adjustment loss of $6 million. This loss represents the net fair value of all previous unrecorded derivative instruments as of January 1, 2001, net of tax and after the application of hedge accounting. AIG also recorded in its consolidated statement of comprehensive income for 2001 a cumulative effect of an accounting change adjustment gain of $150 million. This gain represents the increase in other comprehensive income, net of taxes, arising from recognizing the fair value of all derivative contracts designated as cash flow hedging instruments, and to a lesser extent, hedging instruments used to hedge net investments in foreign operations.

       AIG (excluding its two trading operations, AIGFP and AIGTG) uses derivative instruments (principally swap and forward contracts) to minimize AIG's asset-liability exposure and foreign currency and interest rate exposures. These risks arise primarily from available-for-sale fixed income securities, debt, and policyholder account balance liabilities associated with guaranteed investment contracts. Other hedging activities, such as those involving forecasted transactions or equity securities, are not significant. During 2002, there were no hedges that were discontinued or otherwise no longer qualify as hedges under FAS 133. With respect to both fair value hedges and cash flow hedges, hedge ineffectiveness was insignificant for 2002. During 2002, there were minor reclassifications to earnings from other comprehensive income under cash flow hedge accounting. These reclassifications were connected to programs of synthetically converting certain investment securities, debt issuances or policyholder account balance liabilities associated with guaranteed investment contracts, from a floating interest rate to a fixed interest rate. As at December 31, 2002, the maximum amount of net derivative losses to be reclassified into net income within the next twelve months is insignificant. The maximum length of time over which future cash flows are hedged is approximately 16 years.

       In addition to hedging activities, AIG also uses derivative instruments with respect to investment operations, which include, among other things, writing option contracts, and purchasing investments with embedded derivatives, such as equity linked notes and convertible bonds. All changes in the market value of these derivatives are recorded in earnings. AIG bifurcates an embedded derivative where: (i) the economic characteristics of the embedded instruments are not clearly and closely related to those of the remaining components of the financial instrument; and (ii) a separate instrument with the same terms as the embedded instrument meets the definition of a derivative under FAS 133.

        In accordance with the transition provisions of FAS 133, AIG transferred bonds in the held to maturity, at amortized cost category into the bonds available for sale, at market value category at January 1, 2001. The amortized cost of the bonds transferred was $11.53 billion. The unrealized appreciation, net of deferred tax expense was approximately $339 million at the date of transfer and was recorded as a cumulative effect of an accounting change within other comprehensive income. Under the provisions of FAS 133, such a transfer does not affect AIG's intent nor its ability to hold current or future bonds to their maturity.

       (Z) GOODWILL AND INTANGIBLE ASSETS: In June 2001, FASB issued Statement of Financial Accounting Standard No. 141 "Business Combinations" (FAS 141). FAS 141 requires AIG, among other things, to apply the purchase method of accounting for all acquisitions initiated after June 30, 2001.

       In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). As of January 1, 2002, AIG adopted FAS 142. FAS 142 requires AIG to discontinue the amortization of goodwill in its consolidated income statement. Amortization expense recorded in AIG's consolidated statement of income amounted to $163 million and $98 million pre-tax for 2001 and 2000, respectively.

       FAS 142 requires goodwill to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process prescribed in FAS 142, whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. FAS 142 also requires the completion of a transitional impairment test in the year of adoption, with any identified impairments recognized as a cumulative effect of change in accounting principles. During the second quarter, AIG completed its transitional impairment test for 2002, resulting in no impairment.

       Changes in the carrying amount of goodwill are primarily caused as a result of foreign currency translation adjustments.

       (AA) ACCOUNTING STANDARDS: In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN45). FIN45 requires that, for guarantees within its scope that are issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be established and recognized through earnings. FIN45 also requires additional disclosures in financial statements starting with AIG's 2002 year-end financial statements.

       AIG believes that the impact of FIN45 on its results of operations and financial condition will not be significant.

       AIG guarantees the indebtedness of third parties principally in connection with AIG SunAmerica Inc.'s (AIG SunAmerica) investments in affordable housing properties. The guarantees are issued primarily to facilitate financing for the construction of the underlying properties, and range in duration of up to ten years. The loans are secured by the underlying real estate. Since the inception of this investment program over ten years ago, payments under these guarantees have been insignificant. This is due to the fact that the loans are first backed by the creditworthiness of the third party general partner, and secondly, are secured by the underlying properties. The maximum exposure under these guarantees as of December 31, 2002 is approximately $4.2 billion.

                             American International Group, Inc. and Subsidiaries

       In addition, AIG's real estate investment operations will occasionally extend guarantees to real estate partnerships in which they are an investor. The guarantees facilitate financing for the construction, and/or purchase of land. There have been no losses incurred on any guarantee to date. This is due to the fact that the loans are first backed by the creditworthiness of the third party general partner, and secondly, are secured by the underlying properties. The maximum exposure of these guarantees as of December 31, 2002 is approximately $130 million.

       In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN46). FIN46 changes the method of determining whether certain entities should be consolidated in AIG's consolidated financial statements. An entity is subject to FIN46 and is called a Variable Interest Entity (VIE) if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) equity investors that cannot make significant decisions about the entity's operations, or do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under existing guidance. A VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both.

       The provisions of FIN46 are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which AIG obtains an interest after that date. For VIEs in which AIG holds a variable interest that it acquired before February 1, 2003, FIN46 applies to the fiscal quarter ended September 30, 2003. For any VIEs that must be consolidated under FIN46 that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIE would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.

       AIG is currently evaluating the impact of applying FIN46 to existing VIEs in which it has a variable interest, and believes that the impact on its results of operations and financial condition will not be significant. (See Note 20 of Notes to Financial Statements.)

2.    SEGMENT INFORMATION

Certain subsidiaries operate solely outside of the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written and/or investment and non-insurance related operations are located. In addition, certain of AIG's domestic subsidiaries have branch and/or subsidiary operations and substantial assets and liabilities in foreign countries. Certain countries have restrictions on the conversions of funds which generally cause a delay in the outward remittance of such funds. Approximately 27 percent and 26 percent of consolidated assets at December 31, 2002 and 2001, respectively, and 41 percent of revenues in each of the years ended December 31, 2002, 2001 and 2000, respectively, were located in or derived from foreign countries (other than Canada).

(a) AIG's operations are conducted principally through four business segments. These segments and their respective operations are as follows:

       General Insurance: AIG's general insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance.

       The Domestic Brokerage Group (DBG) writes substantially all classes of business insurance accepting such business mainly from insurance brokers. This provides DBG the opportunity to select specialized markets and retain underwriting control. Any licensed broker is able to submit business to DBG without the traditional agent-company contractual relationship, but such broker usually has no authority to commit DBG to accept a risk. HSB's operations are included in this group.

       Transatlantic Holdings, Inc. (Transatlantic) offers through its reinsurance company subsidiaries reinsurance capacity both domestically and overseas on treaty and facultative basis for a full range of property and casualty products.

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

       Life Insurance: AIG's life insurance subsidiaries offer a wide range of traditional insurance and financial and investment products. Traditional products consist of individual and group life, annuity, endowment and accident and health policies. Financial and investment products consist of fixed and variable annuities, guaranteed investment contracts and pensions.

       AIG's three principal overseas life operations are American Life Insurance Company (ALICO), American International Assurance Company, Ltd. (AIA) and Nan Shan Life Insurance Company, Ltd. (Nan Shan). ALICO is incorporated in Delaware and all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in approximately 50 countries located in Europe, Africa, Latin America, the Caribbean, the Middle East, and the Far East, with Japan being the largest territory. In 2001, AIG added significantly to its presence in Japan with the acquisition of AIG Star Life Insurance Co, Ltd. (AIG Star Life) as a result of the reorganization of Chiyoda Mutual Life Insurance Company. AIA operates primarily in China, (including Hong Kong), Singapore, Malaysia and Thailand. Nan Shan operates in Taiwan. AIG's principal domestic life insurance subsidiaries include the AIG American General Life Companies, AIG Annuity Insurance Company and SunAmerica Life Insurance Company. These companies utilize multiple distribution channels including brokerage and career and general agents to offer traditional life products as well as financial investment products.

       Financial Services: AIG's financial services subsidiaries engage in diversified financial products and services including aircraft leasing, consumer and insurance premium financing, and capital markets structuring and market-making activities.

       International Lease Finance Corporation (ILFC) engages primarily in the acquisition of commercial jet aircraft and the leasing and remarketing of such aircraft to airlines around the world. Also, ILFC provides, for a fee, fleet management services to certain third-party operators.

       AIG Financial Products Corp. and its subsidiaries (AIGFP) engage in a wide variety of financial transactions, including long-dated interest rate, currency, equity and credit derivatives and structured borrowings through notes, bonds and guaranteed investment agreements. AIGFP does not engage in trading activities with respect to commodity contracts. AIG Trading Group Inc. through its subsidiaries (AIGTG) engages in various commodity trading, foreign exchange trading, and market making activities.

       AIG's Consumer Finance operations include American General Finance, Inc. as well as AIG Consumer Finance Group, Inc. (AIGCFG). AGF and AIGCFG provide a wide variety of consumer finance products, including real estate mortgages, consumer loans, retail sales finance and credit related insurance to customers both domestically and overseas, particularly emerging markets.

       Retirement Savings & Asset Management: AIG's retirement savings & asset management operations offer a wide variety of investment products, including variable annuities, and mutual funds, as well as investment services, including investment asset management. Such products and services are offered to individuals and institutions both domestically and overseas.

       AIG's principal retirement savings & asset management operations are conducted through AIG SunAmerica, The Variable Annuity Life Insurance Company (VALIC), and the subsidiaries and affiliated companies of AIG Global Investment Group, Inc. (AIG Global Investment Group). AIG SunAmerica develops and sells variable annuities and other investment products, sells and manages mutual funds and provides financial services. VALIC provides tax qualified annuities to employees of educational, healthcare and governmental entities. AIG Global Investment Group manages third-party institutional, retail and private equity funds' invested assets on a global basis, and provides securities lending and custodial services. An AIG Global Investment Group member organizes and manages the invested assets of institutional private equity investment funds. Each of these subsidiary operations receives fees for investment products and services provided.

                             American International Group, Inc. and Subsidiaries
2.   SEGMENT INFORMATION (continued)

(B) THE FOLLOWING TABLE SUMMARIZES THE OPERATIONS BY MAJOR OPERATING SEGMENT FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000:

                                                                   OPERATING SEGMENTS-2002
                          ---------------------------------------------------------------------------------------------------------
                                                               RETIREMENT
                                                                 SAVINGS                 TOTAL     RECLASSIFICATIONS
                           GENERAL        LIFE     FINANCIAL     & ASSET              REPORTABLE          AND
(in millions)             INSURANCE     INSURANCE  SERVICES    MANAGEMENT  OTHER(A)    SEGMENTS      ELIMINATIONS      CONSOLIDATED
===================================================================================================================================
Revenues (b)              $  26,171     $  31,541  $   6,815   $   3,485  $    (530)   $  67,482    $      --          $  67,482
Interest revenue                 --            --      3,787          65         --        3,852           --              3,852
Interest expense                 --            76      3,327          11        215        3,629           --              3,629
Realized capital gains
    (losses)                   (858)       (1,053)        --          --       (530)      (2,441)          --             (2,441)
Operating income (loss)
    before minority
    interest                    667(c)      4,929      2,189       1,016       (659)       8,142           --              8,142
Income taxes (benefits)         210         1,979        765         355       (981)       2,328           --              2,328
Depreciation expense            178           239      1,097           7        132        1,653           --              1,653
Capital expenditures            323           725      5,395          59        150        6,652           --              6,652
Identifiable assets         109,068       339,847    124,617       2,567     60,769      636,868      (75,639)           561,229
===================================================================================================================================

                                                                   Operating Segments-2001
                           --------------------------------------------------------------------------------------------------------
                                                                Retirement
                                                                 Savings                  Total     Reclassifications
                            General       Life       Financial   & Asset                Reportable        and
(in millions)              Insurance    Insurance    Services   Management   Other(a)    Segments     Eliminations     Consolidated
===================================================================================================================================
Revenues (b)               $  22,128     $  29,893    $   6,485  $   3,712  $    (452)  $  61,766   $      --          $  61,766
Interest revenue                  --            --        3,983         84         --       4,067          --              4,067
Interest expense                   2           109        3,596         17        314       4,038          --              4,038
Realized capital gains
   (losses)                     (130)         (254)          --         --       (452)       (836)         --               (836)
Operating income (loss)
    before minority
    interest                   2,851(d)      4,675(d)     1,991      1,088     (2,466)(e)   8,139          --              8,139
Income taxes (benefits)          742         1,579          706        366     (1,054)      2,339          --              2,339
Depreciation expense             189           216          910          5        117       1,437          --              1,437
Capital expenditures             290           842        4,529         11        156       5,828          --              5,828
Identifiable assets           91,544       296,648      107,322      1,842     54,749     552,105     (59,044)           493,061
===================================================================================================================================

                                                                        Operating Segments-2000
                          ---------------------------------------------------------------------------------------------------------
                                                              Retirement
                                                               Savings                Total       Reclassifications
                           General     Life       Financial    & Asset               Reportable         and
(in millions)             Insurance  Insurance    Services    Management  Other(a)    Segments      Eliminations       Consolidated
===================================================================================================================================
Revenues (b)              $  20,146  $  26,963   $   5,954    $   3,465  $    (190)  $  56,338       $      --          $  56,338
Interest revenue                 --         --       3,557           94         --       3,651              --              3,651
Interest expense                  5        144       3,276           15        265       3,705              --              3,705
Realized capital gains
    (losses)                     38       (162)         --           --       (190)       (314)             --               (314)
Operating income (loss)
    before minority
    interest                  3,524      4,058       1,666        1,108       (333)     10,023              --             10,023
Income taxes (benefits)         931      1,315         581          388       (244)      2,971              --              2,971
Depreciation expense            149        149         833            4        108       1,243              --              1,243
Capital expenditures            278        501       3,748           18        184       4,729              --              4,729
Identifiable assets          85,270    248,982      94,173        1,590     41,460     471,475         (44,804)           426,671
===================================================================================================================================

(a) Includes AIG Parent and other operations which are not required to be reported separately.

(b) Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transaction and other fees, retirement savings & asset management commissions and other fees and realized capital gains (losses).

(c)  Includes loss reserve charge of $2.8 billion.

(d) Includes $769 million and $131 million with respect to WTC losses for general and life insurance operations, respectively.

(e)  Includes acquisition, restructuring and related charges of $2,017 million.

(C) THE FOLLOWING IS AIG'S CONSOLIDATED STATEMENT OF SEGMENT OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000:

CONSOLIDATED STATEMENT OF SEGMENT OPERATIONS

(in millions)
--------------------------------------------------------------------------------
                                           2002              2001         2000
================================================================================
General insurance operations:
    Net premiums written                $ 27,414          $ 20,101     $ 17,526
    Change in unearned
        premium reserve                   (3,145)             (736)        (119)
--------------------------------------------------------------------------------
    Net premiums earned                   24,269            19,365       17,407
    Net investment income                  2,760             2,893        2,701
    Realized capital gains (losses)         (858)             (130)          38
--------------------------------------------------------------------------------
General insurance revenues                26,171            22,128       20,146
================================================================================
    Losses incurred                       18,449(A)         12,459       11,379
    Losses incurred: World Trade
        Center and related
        losses (WTC)                          --               769           --
    Loss expenses incurred                 2,365(B)          2,178        1,725
    Underwriting expenses                  4,690             3,871        3,518
--------------------------------------------------------------------------------
General insurance benefits
    and expenses                          25,504            19,277       16,622
================================================================================
    General insurance operating
        income                               667(A)(B)       2,851        3,524
--------------------------------------------------------------------------------
Life insurance
    Premium income                        20,320            19,063       17,163
    Net investment income                 12,274            11,084        9,962
    Realized capital gains (losses)       (1,053)             (254)        (162)
--------------------------------------------------------------------------------
Life insurance revenues                   31,541            29,893       26,963
================================================================================
    Death and other benefits              10,552            10,449        8,264
    Death and other benefits:
        WTC                                   --               131           --
    Increase in future policy
        benefits                          10,561             9,068        9,496
    Acquisition and insurance
        expenses                           5,499             5,570        5,145
--------------------------------------------------------------------------------
Life insurance benefits
    and expenses                          26,612            25,218       22,905
================================================================================
    Life insurance operating income        4,929             4,675        4,058
--------------------------------------------------------------------------------
    Financial services
        operating income                   2,189             1,991        1,666
    Retirement savings &
        asset management
        operating income                   1,016             1,088        1,108
    Other realized capital
        gains (losses)                      (530)             (452)        (190)
    Other income (deductions) -
        net                                 (129)(C)             3          172
    Acquisition, restructuring
      and related charges                     --            (2,017)        (315)
--------------------------------------------------------------------------------
Income before income taxes,
    minority interest and
    cumulative effect of
    accounting changes                  $  8,142          $  8,139     $ 10,023
================================================================================

(a)  Includes loss reserve charge of $2.8 billion.

(b) Includes 21st Century's loss adjustment expense pre-tax provision of $43 million for SB 1899 Northridge earthquake claims.

(c) Includes 21st Century's pre-tax charge of $37 million to write off capitalized costs associated with a software development project.

                             American International Group, Inc. and Subsidiaries

(D) THE FOLLOWING TABLE SUMMARIZES AIG'S GENERAL INSURANCE OPERATIONS BY MAJOR INTERNAL REPORTING GROUP FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000:

                                                            GENERAL INSURANCE-2002
                          ----------------------------------------------------------------------------------------------------------
                           DOMESTIC                                                             TOTAL   RECLASSIFICATIONS    TOTAL
                          BROKERAGE                        PERSONAL    MORTGAGE   FOREIGN   REPORTABLE        AND           GENERAL
(in millions)               GROUP          TRANSATLANTIC    LINES      GUARANTY   GENERAL     SEGMENT     ELIMINATIONS     INSURANCE
====================================================================================================================================
Net premiums written      $  15,214          $   2,500    $   3,182   $     508  $   6,010  $  27,414    $      --         $ 27,414
Net premiums earned          13,053              2,369        2,913         502      5,432     24,269           --           24,269
Losses & loss expenses
   incurred                  13,244              1,796        2,365          88      3,321     20,814           --           20,814
Underwriting expenses         1,858                631          519         136      1,546      4,690           --            4,690
Adjusted underwriting
   profit (loss)(a)(c)       (2,049)               (58)          29         278        565     (1,235)          --           (1,235)
Net investment income         1,609                252          122         139        615      2,737           23            2,760
Operating income (loss)
   before realized
   capital gains (b)           (440)(C)(E)         194(C)       151         417      1,180      1,502           23            1,525
Depreciation expense             72                  3           27           3         73        178           --              178
Capital expenditures            101                  1           38           2        181        323           --              323
Identifiable assets          73,588              7,287        3,516       2,547     25,638    112,576       (3,508)         109,068
========================================================================================================================== =========

                                                           General Insurance-2001
                         -----------------------------------------------------------------------------------------------------------
                           Domestic                                                          Total      Reclassifications    Total
                           Brokerage                    Personal    Mortgage     Foreign    Reportable        and           General
(in millions)               Group      Transatlantic     Lines      Guaranty     General     Segment      Eliminations     Insurance
====================================================================================================================================
Net premiums written       $ 10,197     $  1,906       $  2,454     $    494    $  5,050    $ 20,101      $     --         $ 20,101
Net premiums earned           9,776        1,790          2,478          489       4,832      19,365            --           19,365
Losses & loss expenses
   incurred                   8,728        1,562          2,130           63       2,923      15,406            --           15,406
Underwriting expenses         1,386          502            440          115       1,428       3,871            --            3,871
Adjusted underwriting
   profit (loss)(a)(d)         (338)        (274)           (92)         311         481          88            --               88
Net investment income         1,827          240            114          106         583       2,870            23            2,893
Operating income (loss)
   before realized
   capital gains (b) (d)      1,489(e)       (34)            22          417       1,064       2,958            23            2,981
Depreciation expense             83            3             28            4          71         189            --              189
Capital expenditures            106            2             69            3         110         290            --              290
Identifiable assets          60,604        6,741          3,863        2,219      21,781      95,208        (3,664)          91,544
====================================================================================================================================

                                                           General Insurance-2000
                         -----------------------------------------------------------------------------------------------------------
                           Domestic                                                          Total      Reclassifications    Total
                           Brokerage                    Personal    Mortgage     Foreign    Reportable        and           General
(in millions)               Group      Transatlantic     Lines      Guaranty     General     Segment      Eliminations     Insurance
====================================================================================================================================
Net premiums written        $ 7,934      $ 1,659       $ 2,510      $   453     $ 4,970     $17,526         $    --        $17,526
Net premiums earned           8,023        1,632         2,401          452       4,899      17,407              --         17,407
Losses & loss expenses
   incurred                   6,843        1,197         2,022           68       2,974      13,104              --         13,104
Underwriting expenses         1,003          434           416          114       1,551       3,518              --          3,518
Adjusted underwriting
   profit (loss)(a)             177            1           (37)         270         374         785              --            785
Net investment income         1,614          234           113           93         570       2,624              77          2,701
Operating income before
   realized capital
   gains(b)                   1,791(e)       235            76          363         944       3,409              77          3,486
Depreciation expense             52            2            19            5          71         149              --            149
Capital expenditures            102            2            75            4          95         278              --            278
Identifiable assets          57,302        5,523         3,776        1,867      19,626      88,094          (2,824)        85,270
====================================================================================================================================

(a) Adjusted underwriting profit (loss) is a GAAP measure that represents statutory underwriting profit or loss adjusted primarily for changes in deferred acquisition costs.

(b) Realized capital gains are not deemed to be an integral part of AIG's general insurance operations' internal reporting groups.

(c) Includes loss reserve charge of $2.7 billion and $100 million for DBG and Transatlantic, respectively.

(d)  Includes $769 million with respect to WTC losses: DBG: $544 million;
     Transatlantic: $200 million; Foreign General: $25 million.

(e) Includes $333 million, $139 million ($198 million excluding WTC losses) and $224 million for the twelve months ended December 31, 2002, 2001 and 2000, respectively, with respect to the Lexington Surplus Lines Pool.

(E) THE FOLLOWING TABLE SUMMARIZES AIG'S LIFE INSURANCE OPERATIONS BY MAJOR INTERNAL REPORTING GROUP FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000:

                                                                         LIFE INSURANCE-2002
                                 -----------------------------------------------------------------------------------------------
                                    ALICO        AIA                                   TOTAL     RECLASSIFICATIONS
                                     AND         AND        DOMESTIC                 REPORTABLE        AND            TOTAL LIFE
(in millions)                    STAR LIFE(A)  NAN SHAN       LIFE        OTHER       SEGMENT      ELIMINATIONS        INSURANCE
================================================================================================================================
Premium income                    $  5,747     $  9,606     $  4,622     $    345     $ 20,320          $--            $ 20,320
Net investment income                1,605        2,156        8,325          188       12,274           --              12,274
Operating income before
   realized capital gains (b)        1,562        1,622        2,688          110        5,982           --               5,982
Depreciation expense                    73           48          112            6          239           --                 239
Capital expenditures                   245          148          330            2          725           --                 725
Identifiable assets                 55,112       49,919      233,004        2,406      340,441         (594)            339,847
================================================================================================================================

                                                                         Life Insurance-2001
                                    ------------------------------------------------------------------------------------------------
                                       ALICO         AIA                                   Total     Reclassifications
                                        and          and        Domestic                 Reportable        and            Total Life
(in millions)                       Star Life(a)   Nan Shan       Life         Other       Segment    Eliminations        Insurance
====================================================================================================================================
Premium income                        $  5,212     $  8,485     $  4,948     $    418     $ 19,063     $     --            $ 19,063
Net investment income                    1,502        1,880        7,504          198       11,084           --              11,084
Operating income before
   realized capital gains (b) (c)        1,048        1,483        2,288          110        4,929           --               4,929
Depreciation expense                        65           40          104            7          216           --                 216
Capital expenditures                       506           81          238           17          842           --                 842
Identifiable assets                     45,767       41,854      206,734        2,877      297,232         (584)            296,648
====================================================================================================================================

                                                                          Life Insurance-2000
                                  --------------------------------------------------------------------------------------------------
                                                  AIA                                  Total     Reclassifications
                                                  and        Domestic                Reportable         and            Total Life
(in millions)                      ALICO        Nan Shan       Life         Other      Segment     Eliminations        Insurance
===================================================================================================================================
Premium income                    $  4,134     $  7,859     $  4,809     $    361     $ 17,163          $--              $ 17,163
Net investment income                1,346        1,688        6,781          147        9,962           --                 9,962
Operating income before
   realized capital gains (b)          757        1,409        1,979           75        4,220           --                 4,220
Depreciation expense                    46           33           62            8          149           --                   149
Capital expenditures                   313           58           98           32          501           --                   501
Identifiable assets                 28,532       32,697      186,111        1,807      249,147         (165)              248,982
===================================================================================================================================

(a) Increase in 2001 reflects acquisition of AIG Star Life Insurance Co. Ltd. in April 2001.

(b) Realized capital gains are not deemed to be an integral part of AIG's life insurance operations' internal reporting groups.

(c)  Includes $131 million with respect to WTC losses.

                             American International Group, Inc. and Subsidiaries

   (F) THE FOLLOWING TABLE SUMMARIZES AIG'S FINANCIAL SERVICES OPERATIONS BY MAJOR INTERNAL REPORTING GROUP FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000:

                                                                        FINANCIAL SERVICES-2002
                                    ----------------------------------------------------------------------------------------------
                                                                                         TOTAL      RECLASSIFICATIONS      TOTAL
                                                              CONSUMER                REPORTABLE          AND            FINANCIAL
(in millions)                         ILFC       AIGFP(A)     FINANCE       OTHER       SEGMENT       ELIMINATIONS        SERVICES
==================================================================================================================================
Commissions, transaction and
   other fees and loan fees (b)     $  2,845     $  1,306     $  2,473     $    807     $  7,431        $   (616)        $  6,815
Interest revenue                          25        1,471        2,180          247        3,923            (136)           3,787
Interest expense                         900        1,731          639          133        3,403             (76)           3,327
Operating income (loss)                  801          808          549          116        2,274             (85)           2,189
Depreciation expense                     964           46           32           55        1,097              --            1,097
Capital expenditures                   5,304           27           24           40        5,395              --            5,395
Identifiable assets                   27,771       56,495       18,900       26,706      129,872          (5,255)         124,617
==================================================================================================================================

                                                                        Financial Services-2001
                                    ------------------------------------------------------------------------------------------------
                                                                                         Total        Reclassifications      Total
                                                               Consumer                Reportable           and            Financial
(in millions)                         ILFC        AIGFP(a)     Finance       Other      Segment          Eliminations       Services
====================================================================================================================================
Commissions, transaction and
   other fees and loan fees (b)     $  2,613     $  1,178     $  2,560     $    748     $  7,099          $   (614)        $  6,485
Interest revenue                          33        1,638        2,231          297        4,199              (216)           3,983
Interest expense                         850        1,883          753          244        3,730              (134)           3,596
Operating income (loss)                  749          758          505           66        2,078               (87)           1,991
Depreciation expense                     811            9           34           56          910                --              910
Capital expenditures                   4,418           17           39           55        4,529                --            4,529
Identifiable assets                   23,424       50,324       16,945       20,008      110,701            (3,379)         107,322
====================================================================================================================================

                                                                        Financial Services-2000
                                    ------------------------------------------------------------------------------------------------
                                                                                         Total        Reclassifications      Total
                                                               Consumer                Reportable           and            Financial
(in millions)                         ILFC        AIGFP(a)     Finance       Other      Segment          Eliminations       Services
====================================================================================================================================
Commissions, transaction and
   other fees and loan fees (b)     $ 2,441      $ 1,056       $ 2,325      $   702     $ 6,524          $  (570)          $ 5,954
Interest revenue                         38        1,540         1,956          267       3,801             (244)            3,557
Interest expense                        824        1,552           756          282       3,414             (138)            3,276
Operating income (loss)                 654          648           386           52       1,740              (74)            1,666
Depreciation expense                    729            8            29           67         833               --               833
Capital expenditures                  3,435          216            40           57       3,748               --             3,748
Identifiable assets                  19,984       41,837        15,460       19,341      96,622           (2,449)           94,173
====================================================================================================================================

(a) AIGFP's interest revenue and interest expense are reported as net revenues in the caption "Commissions, transactions and other fees and loan fees".

(b) Commissions, transaction and other fees and loan fees are the sum of the net gain or loss of trading activities, the net change in unrealized gain or loss, the net interest revenues from forward rate agreements and interest rate swaps, and where applicable, management and incentive fees from asset management activities.

(G) A SUBSTANTIAL PORTION OF AIG'S OPERATIONS IS CONDUCTED IN COUNTRIES OTHER THAN THE UNITED STATES AND CANADA. THE FOLLOWING TABLE SUMMARIZES AIG'S OPERATIONS BY MAJOR GEOGRAPHIC SEGMENT. ALLOCATIONS HAVE BEEN MADE ON THE BASIS OF THE LOCATION OF OPERATIONS AND ASSETS.

                                                                                   GEOGRAPHIC SEGMENTS-2002
                                                                        ------------------------------------------------
                                                                                                   OTHER
(in millions)                                                           DOMESTIC(A)   FAR EAST    FOREIGN   CONSOLIDATED
Revenues (b)                                                              $39,779     $19,223     $ 8,480     $67,482
Real estate and other fixed assets, net of accumulated depreciation         2,529       2,041         812       5,382
Flight equipment primarily under operating leases, net of accumulated
  depreciation                                                             26,867          --          --      26,867

                                                                                   Geographic Segments-2001
                                                                        ------------------------------------------------
                                                                                                   Other
(in millions)                                                           Domestic(a)   Far East    Foreign   Consolidated
Revenues (b)                                                              $36,191     $17,128     $ 8,447     $61,766
Real estate and other fixed assets, net of accumulated depreciation         2,220       1,824         789       4,833
Flight equipment primarily under operating leases, net of accumulated
   depreciation                                                            22,710          --          --      22,710

                                                                                   Geographic Segments-2000
                                                                        ------------------------------------------------
                                                                                                   Other
(in millions)                                                           Domestic(a)   Far East    Foreign   Consolidated
Revenues (b)                                                              $33,492     $15,311     $ 7,535     $56,338
Real estate and other fixed assets, net of accumulated depreciation         2,104       1,264         758       4,126
Flight equipment primarily under operating leases, net of accumulated
   depreciation                                                            19,325          --          --      19,325

(a) Including revenues from general insurance operations in Canada of $225 million, $158 million and $206 million in 2002, 2001 and 2000, respectively.

(b) Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transaction and other fees, asset management commissions and other fees and realized capital gains (losses).

3.   FEDERAL INCOME TAXES

(a) AIG and its domestic subsidiaries, excluding the AGC and AIG SunAmerica life insurance companies and their subsidiaries, file a consolidated U.S. Federal income tax return. Each of AGC's and AIG SunAmerica's life insurance companies and their subsidiaries file a consolidated U.S. Federal income tax return.

       Revenue Agent's Reports proposing to assess additional taxes for the years 1989-1990 and 1991-1996 have been issued to AIG and Letters of Protest contesting the proposed assessments have been filed with the Internal Revenue Service (IRS). In addition, Revenue Agent's Reports proposing to assess additional taxes for the years ended September 30, 1993-1994 and 1995-1996 have been issued to AIG SunAmerica. Such proposed assessments relate to years prior to AIG's acquisition of SunAmerica Inc. Letters of Protest contesting the proposed assessments have been filed with the IRS. It is management's belief that there are substantial arguments in support of the positions taken by AIG and AIG SunAmerica in their Letters of Protest. AGC's tax years through 1999 have been audited and settled with the IRS. Although the final outcome of any issues raised in connection with these examinations is uncertain, AIG believes that the tax obligation, including interest thereon, will not be significant to AIG's financial condition, results of operations or liquidity.

       A component of life insurance surplus accumulated prior to 1984 is not taxable unless it exceeds certain statutory limitations or is distributed to shareholders. This surplus, accumulated in policyholder surplus accounts, totaled approximately $945 million at December 31, 2002. AIG has not made any provision in the accompanying financial statements for taxation of this amount as management has no intention of making any distributions from this surplus.

       Foreign income not expected to be taxed in the United States has arisen because AIG's foreign subsidiaries were generally not subject to U.S. income taxes on income earned prior to January 1, 1987. Such income would become subject to U.S. income taxes at current tax rates if remitted to the United States or if other events occur which would make these amounts currently taxable. The cumulative amount of translated undistributed earnings of AIG's foreign subsidiaries currently not subject to U.S. income taxes was approximately $5.1 billion at December 31, 2002. Management presently has not subjected and has no intention of subjecting these accumulated earnings to material U.S. income taxes and no provision has been made in the accompanying financial statements for such taxes.

                             American International Group, Inc. and Subsidiaries

(B) THE U.S. FEDERAL INCOME TAX RATE IS 35 PERCENT FOR 2002, 2001 AND 2000. ACTUAL TAX EXPENSE ON INCOME DIFFERS FROM THE "EXPECTED" AMOUNT COMPUTED BY APPLYING THE FEDERAL INCOME TAX RATE BECAUSE OF THE FOLLOWING:

(dollars in millions)
------------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                           2002                    2001                     2000
                                                          ----------------------   ----------------------    -----------------------
                                                                       PERCENT                   Percent                   Percent
                                                                      OF PRE-TAX               of pre-tax                 of pre-tax
                                                           AMOUNT      INCOME       Amount       income       Amount       income
====================================================================================================================================
"Expected" tax expense                                    $ 2,850       35.0%      $ 2,849        35.0%      $ 3,508        35.0%
    Adjustments:
        Tax exempt interest                                  (266)      (3.4)         (277)       (3.4)         (294)       (2.9)
        Dividends received deduction                          (69)      (0.8)          (64)       (0.8)          (50)       (0.5)
        State income taxes                                     38        0.5            49         0.6            52         0.5
        Foreign income not expected to be
        taxed in the U.S., less foreign income taxes          (93)      (1.1)         (149)       (1.8)         (110)       (1.1)
        Affordable housing tax credits                        (35)      (0.4)          (37)       (0.5)          (48)       (0.5)
        Other                                                 (97)      (1.2)          (32)       (0.4)          (87)       (0.9)
------------------------------------------------------------------------------------------------------------------------------------
Actual tax expense                                        $ 2,328       28.6%      $ 2,339        28.7%      $ 2,971        29.6%
Foreign and domestic components of actual tax expense:
    Foreign:
        Current                                           $   663                   $   449                  $   450
        Deferred                                              516                       304                      131
    Domestic*:
        Current                                             1,309                     1,470                    1,244
        Deferred                                             (160)                      116                    1,146
------------------------------------------------------------------------------------------------------------------------------------
Total                                                     $ 2,328                   $ 2,339                  $ 2,971
====================================================================================================================================

*    Including U.S. tax on foreign income.

PRE-TAX DOMESTIC AND FOREIGN INCOME WAS AS FOLLOWS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000:

(in millions)
--------------------------------------------------------------------------------
                                      2002              2001              2000
--------------------------------------------------------------------------------
Domestic*                            $ 3,397           $ 3,860           $ 6,471
Foreign*                               4,745             4,279             3,552
--------------------------------------------------------------------------------
Total                                $ 8,142           $ 8,139           $10,023
================================================================================

* The components of domestic and foreign income and tax expense reflect the location in which the income and tax expense was generated and incurred, respectively.

(C) THE COMPONENTS OF THE NET DEFERRED TAX LIABILITY AS OF DECEMBER 31, 2002 AND DECEMBER 31, 2001 WERE AS FOLLOWS:

(in millions)
--------------------------------------------------------------------------------
                                                             2002          2001
================================================================================
Deferred tax assets:
    Loss reserve discount                                  $ 1,317       $ 1,269
    Unearned premium reserve reduction                         465           365
    Adjustment to life policy reserves                       2,473         1,970
    Accruals not currently deductible,
        cumulative translation adjustment
        and other                                            3,035         2,098
--------------------------------------------------------------------------------
                                                             7,290         5,702
--------------------------------------------------------------------------------
Deferred tax liabilities:
    Deferred policy acquisition costs                        5,534         4,357
    Financial service products mark to market
        differential                                           641           622
    Depreciation of flight equipment                         2,403         1,928
    Unrealized appreciation of investments                   2,003           590
    Other                                                      998         1,086
--------------------------------------------------------------------------------
                                                            11,579         8,583
--------------------------------------------------------------------------------
Net deferred tax liability                                 $ 4,289       $ 2,881
================================================================================

4.   DEFERRED POLICY ACQUISITION COSTS

THE FOLLOWING REFLECTS THE POLICY ACQUISITION COSTS DEFERRED FOR AMORTIZATION AGAINST FUTURE INCOME AND THE RELATED AMORTIZATION CHARGED TO INCOME FOR GENERAL AND LIFE INSURANCE OPERATIONS, EXCLUDING CERTAIN AMOUNTS DEFERRED AND AMORTIZED IN THE SAME PERIOD:

(in millions)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                      2002          2001          2000
General insurance operations:
    Balance at beginning of year           $  2,651      $  2,438      $  2,132
--------------------------------------------------------------------------------
    Acquisition costs deferred
        Commissions                           1,604         1,012           876
        Other                                 1,505         1,217         1,138
--------------------------------------------------------------------------------
                                              3,109         2,229         2,014
--------------------------------------------------------------------------------
    Amortization charged to income
        Commissions                           1,025           880           748
        Other                                 1,251         1,136           960
--------------------------------------------------------------------------------
                                              2,276         2,016         1,708
--------------------------------------------------------------------------------
    Balance at end of year                 $  3,484      $  2,651      $  2,438
================================================================================
Life insurance operations:
    Balance at beginning of year           $ 16,706      $ 15,298      $ 14,552
--------------------------------------------------------------------------------
    Addition from acquisitions                  358           874            --
    Acquisition costs deferred
        Commissions                           2,714         2,244         2,117
        Other                                 1,734         1,341           943
--------------------------------------------------------------------------------
                                              4,806         4,459         3,060
--------------------------------------------------------------------------------
    Amortization charged to income
        Commissions                           1,215         1,009         1,376
        Other*                                  969         1,198           182
--------------------------------------------------------------------------------
                                               2184         2,207         1,558
    Effect of net unrealized gains
        (losses) on securities                 (951)         (467)         (361)
--------------------------------------------------------------------------------
    Increase (decrease) due to
        foreign exchange                        395          (377)         (395)
--------------------------------------------------------------------------------
Balance at end of year                     $ 18,772      $ 16,706      $ 15,298
================================================================================
Total deferred policy
    acquisition costs                      $ 22,256      $ 19,357      $ 17,736
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

        AIG life companies limit exposure to loss on any single life. For ordinary insurance, AIG retains a maximum of approximately $1.5 million dollars of coverage per individual life with respect to AIG's overseas life operations and $2.5 million of coverage per individual life with respect to AIG's domestic life operations. There are smaller retentions for other lines of business. Life reinsurance is effected principally under yearly renewable term treaties. The premiums with respect to these treaties are considered prepaid reinsurance premiums and are amortized into income over the contract period in proportion to the protection provided. Amounts recoverable from life reinsurers are estimated in a manner consistent with the assumptions used for the underlying policy benefits and are presented as a component of reinsurance assets.

GENERAL INSURANCE PREMIUMS WRITTEN AND EARNED WERE COMPRISED OF THE FOLLOWING:

(in millions)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                           WRITTEN               EARNED
================================================================================
2002
GROSS PREMIUMS                                    $ 37,537             $ 34,381
CEDED PREMIUMS                                     (10,123)             (10,112)
--------------------------------------------------------------------------------
NET PREMIUMS                                      $ 27,414             $ 24,269
================================================================================
2001
Gross premiums                                    $ 29,640             $ 28,850
Ceded premiums                                      (9,539)              (9,485)
--------------------------------------------------------------------------------
Net premiums                                      $ 20,101             $ 19,365
================================================================================
2000
Gross premiums                                    $ 25,050             $ 24,062
Ceded premiums                                      (7,524)              (6,655)
--------------------------------------------------------------------------------
Net premiums                                      $ 17,526             $ 17,407
================================================================================

       For the years ended December 31, 2002, 2001 and 2000, reinsurance recoveries, which reduced loss and loss expenses incurred, amounted to $10.28 billion, $8.80 billion and $6.00 billion, respectively.

LIFE INSURANCE NET PREMIUM INCOME WAS COMPRISED OF THE FOLLOWING:

(in millions)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                 2002            2001            2000
================================================================================
Gross premium income                   $ 21,237        $ 19,978        $ 17,925
Ceded premiums                             (917)           (915)           (762)
--------------------------------------------------------------------------------
Net premium income                     $ 20,320        $ 19,063        $ 17,163
================================================================================

       Life insurance recoveries, which reduced death and other benefits, approximated $624 million, $646 million and $331 million, respectively, for the years ended December 31, 2002, 2001 and 2000.

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

LIFE INSURANCE CEDED TO OTHER INSURANCE COMPANIES WAS AS FOLLOWS:

(in millions)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                      2002          2001          2000
================================================================================
Life insurance in-force                     $278,704      $238,644      $185,705

       Life insurance assumed represented 0.2 percent of gross life insurance in-force at December 31, 2002, 2001 and 2000 and life insurance premium income assumed represented 0.2 percent, 0.3 percent and 0.4 percent of gross premium income for the periods ended December 31, 2002, 2001 and 2000.

SUPPLEMENTAL INFORMATION FOR GROSS LOSS AND BENEFIT RESERVES NET OF CEDED REINSURANCE AT DECEMBER 31, 2002 AND 2001 FOLLOWS:

(in millions)
--------------------------------------------------------------------------------
                                                            AS          NET OF
                                                         REPORTED    REINSURANCE
================================================================================
2002
Reserve for losses and loss expenses                     $(51,539)     $(30,350)
Future policy benefits for life and accident
    and health insurance contracts                        (72,547)      (71,436)
Premiums and insurance balances
    receivable-net                                         13,088        17,279
Reserve for unearned premiums                             (16,336)      (12,945)
Reinsurance assets                                         29,882            --
================================================================================
2001
Reserve for losses and loss expenses                     $(44,792)     $(25,896)
Future policy benefits for life and accident
    and health insurance contracts                        (64,998)      (63,894)
Premiums and insurance balances
    receivable-net                                         12,412        16,233
Reserve for unearned premiums                             (13,148)       (9,770)
Reinsurance assets                                         27,199            --
================================================================================


6. RESERVE FOR LOSSES AND LOSS EXPENSES AND FUTURE LIFE POLICY BENEFITS AND POLICYHOLDERS' CONTRACT DEPOSITS

(A) THE FOLLOWING ANALYSIS PROVIDES A RECONCILIATION OF THE ACTIVITY IN THE RESERVE FOR LOSSES AND LOSS EXPENSES:

(in millions)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                      2002          2001          2000
================================================================================
At beginning of year:
    Reserve for losses and
        loss expenses                      $ 44,792      $ 40,613      $ 38,252
    Reinsurance recoverable                 (18,896)      (15,661)      (13,652)
--------------------------------------------------------------------------------
                                             25,896        24,952        24,600
--------------------------------------------------------------------------------
Acquisitions                                     --            --           236
--------------------------------------------------------------------------------
Losses and loss expenses incurred:
    Current year                             16,741        14,870        13,356
    Prior years                               4,073           536          (252)
--------------------------------------------------------------------------------
Total                                        20,814        15,406        13,104
================================================================================
Losses and loss expenses paid:
    Current year                              5,964         5,199         5,205
    Prior years                              10,396         9,263         7,783
--------------------------------------------------------------------------------
Total                                        16,360        14,462        12,988
================================================================================
At end of year:
    Net reserve for losses and
        loss expenses                        30,350        25,896        24,952
    Reinsurance recoverable                  21,189        18,896        15,661
--------------------------------------------------------------------------------
Total                                      $ 51,539      $ 44,792      $ 40,613
================================================================================

(B) THE ANALYSIS OF THE FUTURE POLICY BENEFITS AND POLICYHOLDERS' CONTRACT DEPOSITS LIABILITIES AS AT DECEMBER 31, 2002 AND 2001 FOLLOWS:

(in millions)
--------------------------------------------------------------------------------
                                                      2002          2001
================================================================================
Future policy benefits:
    Long duration contracts                        $ 70,096      $ 63,013
    Short duration contracts                          2,451         1,985
Total                                              $ 72,547      $ 64,998
Policyholders' contract deposits:
    Annuities                                      $ 84,903      $ 72,100
    Guaranteed investment contracts (GICs)*          37,772        31,551
    Corporate life products                           2,124         1,977
    Universal life                                   13,080        11,869
    Other investment contracts                        4,281         1,905
--------------------------------------------------------------------------------
Total                                              $142,160      $119,402
================================================================================

* Includes approximately $29 billion and $22 billion in the respective years in connection with GIC Programs. See discussion in Note 20 "Special Purpose Vehicles."

       (C) Long duration contract liabilities included in future policy benefits, as presented in the table above, result from traditional life products. Short duration contract liabilities are primarily accident and health products. The liability for future life policy benefits has been established based upon the following assumptions:

       (i) Interest rates (exclusive of immediate/terminal funding annuities), which vary by territory, year of issuance and products, range from 1.5 percent to 12.0 percent within the first 20 years. Interest rates on immediate/terminal funding annuities are at a maximum of 11.2 percent and grade to not greater than
6.2 percent.

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

       (iv) Participating life business represented approximately 28 percent of the gross insurance in-force at December 31, 2002 and 39 percent of gross premium income in 2002. The amount of annual dividends to be paid is determined locally by the Boards of Directors. Provisions for future dividend payments are computed by jurisdiction, reflecting local regulations.

       (D) The liability for policyholders' contract deposits has been established based on the following assumptions:

       (i) Interest rates credited on deferred annuities, which vary by territory and year of issuance, range from 1.5 percent to 9.3 percent. Current declared interest rates are generally guaranteed to remain in effect for a period of one year though

                             American International Group, Inc. and Subsidiaries


6. RESERVE FOR LOSSES AND LOSS EXPENSES AND FUTURE LIFE POLICY BENEFITS AND POLICYHOLDERS' CONTRACT DEPOSITS (continued)

some are guaranteed for longer periods. Withdrawal charges generally range from zero percent to 18.0 percent grading to zero over a period of zero to 15 years.

        (ii) Domestically, GICs have market value withdrawal provisions for any funds withdrawn other than benefit responsive payments. Interest rates credited generally range from 1.2 percent to 9.0 percent. The vast majority of these GICs mature within 10 years. Overseas, interest rates credited on GICs generally range from 2.1 percent to 7.3 percent and maturities range from 1 to 5 years.

        (iii) Interest rates on corporate life insurance products are guaranteed at 4.0 percent and the weighted average rate credited in 2002 was 5.8 percent.

        (iv) The universal life funds have credited interest rates of 3.8 percent to 7.5 percent and guarantees ranging from 3.0 percent to 5.5 percent depending on the year of issue. Additionally, universal life funds are subject to surrender charges that amount to 11.4 percent of the aggregate fund balance grading to zero over a period not longer than 20 years.

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

7.    STATUTORY FINANCIAL DATA

STATUTORY SURPLUS AND NET INCOME FOR GENERAL INSURANCE AND LIFE INSURANCE OPERATIONS AS REPORTED TO REGULATORY AUTHORITIES WERE AS FOLLOWS:

(in millions)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                   2002              2001           2000
================================================================================
Statutory surplus:
    General insurance                   $16,765(A)        $17,717        $16,934
    Life insurance                       22,716            18,302         16,849
Statutory net income (b):
    General insurance                       277(A)          1,922          2,508
    Life insurance                        2,529             2,106          2,314
================================================================================

(a)  Includes loss reserve charge, net of t ax of $1.8 billion.

(b)  Includes net realized capital gains and losses.


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

8. INVESTMENT INFORMATION

(A) STATUTORY DEPOSITS: Cash and securities with carrying values of $5.20 billion and $4.55 billion were deposited by AIG's subsidiaries under requirements of regulatory authorities as of December 31, 2002 and 2001, respectively.

(B) NET INVESTMENT INCOME: AN ANALYSIS OF THE NET INVESTMENT INCOME FROM THE GENERAL AND LIFE INSURANCE OPERATIONS FOLLOWS:

(in millions)
--------------------------------------------------------------------------------
      YEARS ENDED DECEMBER 31,                     2002        2001        2000
================================================================================
      General insurance:
          Fixed maturities                       $ 1,793     $ 1,811     $ 1,815
          Equity securities                          245         269         214
          Short-term investments                      37          64          70
          Other                                      804         941         745
--------------------------------------------------------------------------------
          Total investment income                  2,879       3,085       2,844
          Investment expenses                        119         192         143
--------------------------------------------------------------------------------
      Net investment income                      $ 2,760     $ 2,893     $ 2,701
================================================================================
      Life insurance:
          Fixed maturities                       $10,381     $ 9,018     $ 8,263
          Equity securities                           98         146         112
          Short-term investments                     245         281         332
          Interest on mortgage, policy
              and collateral loans                 1,137       1,141       1,075
          Other                                      669         863         479
--------------------------------------------------------------------------------
      Total investment income                     12,530      11,449      10,261
      Investment expenses                            256         365         299
--------------------------------------------------------------------------------
      Net investment income                      $12,274     $11,084     $ 9,962
================================================================================

(C) INVESTMENT GAINS AND LOSSES: THE REALIZED CAPITAL GAINS (LOSSES) AND INCREASE (DECREASE) IN UNREALIZED APPRECIATION OF INVESTMENTS WERE AS FOLLOWS:

(in millions)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                     2002          2001          2000
================================================================================
Realized capital gains (losses)
    on investments:
    Fixed maturities (a)                    $  (989)      $  (525)      $  (622)
    Equity securities                          (879)         (114)          340
    Other                                      (573)         (197)          (32)
--------------------------------------------------------------------------------
Realized capital gains (losses)             $(2,441)      $  (836)      $  (314)
================================================================================
Increase (decrease) in unrealized
    appreciation of investments:
    Fixed maturities                        $ 6,600       $ 3,827       $ 2,782
    Equity securities                           116          (528)         (897)
    Other (b)                                (1,989)       (1,264)         (418)
--------------------------------------------------------------------------------
Increase (decrease) in
    unrealized appreciation                 $ 4,727       $ 2,035       $ 1,467
================================================================================

(a) The realized gains (losses) resulted primarily from the disposition of available for sale fixed maturities.

(b) Includes $758 million increase, $598 million increase and $51 million increase in unrealized appreciation attributable to participating policy-holders at December 31, 2002, 2001 and 2000, respectively.

THE GROSS GAINS AND GROSS LOSSES REALIZED ON THE DISPOSITION OF AVAILABLE FOR SALE SECURITIES WERE AS FOLLOWS:

(in millions)
--------------------------------------------------------------------------------
                                                            GROSS         GROSS
                                                          REALIZED      REALIZED
                                                            GAINS         LOSSES
================================================================================
2002
Bonds                                                       $1,811       $2,800
Common stocks                                                  363        1,192
Preferred stocks                                                12           62
Financial services securities available for sale                 2            1
--------------------------------------------------------------------------------
Total                                                       $2,188       $4,055
================================================================================
2001
Bonds                                                       $1,475       $1,969
Common stocks                                                  437          527
Preferred stocks                                                14           38
Financial services securities available for sale                 7            2
--------------------------------------------------------------------------------
Total                                                       $1,933       $2,536
================================================================================
2000
Bonds                                                       $  393       $1,001
Common stocks                                                  791          397
Preferred stocks                                                47           27
Financial services securities available for sale                 8           --
--------------------------------------------------------------------------------
Total                                                       $1,239       $1,425
================================================================================

        (D) MARKET VALUE OF FIXED MATURITIES AND UNREALIZED APPRECIATION OF
INVESTMENTS: At December 31, 2002 and 2001, the balance of the unrealized appreciation of investments in equity securities (before applicable taxes) included gross gains of approximately $261 million and $403 million and gross losses of approximately $1.0 billion and $1.3 billion, respectively.

        The deferred tax liability related to the net unrealized appreciation of investments was $2.0 billion at December 31, 2002 and the deferred tax liability related to the net unrealized appreciation of investments was $590 million at December 31, 2001.

THE AMORTIZED COST AND ESTIMATED MARKET VALUE OF BONDS AVAILABLE FOR SALE AND CARRIED AT MARKET VALUE AT DECEMBER 31, 2002 AND 2001 WERE AS FOLLOWS:

(in millions)
--------------------------------------------------------------------------------
                                                 GROSS       GROSS     ESTIMATED
                                 AMORTIZED    UNREALIZED  UNREALIZED     MARKET
                                   COST         GAINS       LOSSES       VALUE
================================================================================
2002
Fixed maturities
    available for sale:
    Bonds:
        U.S. Government (a)      $  4,916     $    248     $     12     $  5,152
        States (b)                 41,533        1,984          106       43,411
        Foreign
        governments                33,885        3,371           51       37,205
        All other corporate       151,787        8,818        3,988      156,617
--------------------------------------------------------------------------------
Total bonds                      $232,121     $ 14,421     $  4,157     $242,385
================================================================================
2001
Fixed maturities
    available for sale:
    Bonds:
        U.S. Government (a)      $  3,750     $    121     $     28     $  3,843
        States (b)                 34,202          939          320       34,821
        Foreign
        governments                28,220        2,023           98       30,145
        All other corporate       129,939        3,979        2,953      130,965
--------------------------------------------------------------------------------
Total bonds                      $196,111     $  7,062     $  3,399     $199,774
================================================================================


(a)  Including U.S. Government agencies and authorities.

(b)  Including municipalities and political subdivisions.

                             American International Group, Inc. and Subsidiaries

THE AMORTIZED COST AND ESTIMATED MARKET VALUES OF FIXED MATURITIES AVAILABLE FOR SALE AT DECEMBER 31, 2002, BY CONTRACTUAL MATURITY, ARE SHOWN BELOW. ACTUAL MATURITIES MAY DIFFER FROM CONTRACTUAL MATURITIES BECAUSE CERTAIN BORROWERS HAVE THE RIGHT TO CALL OR PREPAY CERTAIN OBLIGATIONS WITH OR WITHOUT CALL OR PREPAYMENT PENALTIES.

(in millions)
--------------------------------------------------------------------------------
                                                                       ESTIMATED
                                                        AMORTIZED       MARKET
                                                          COST           VALUE
================================================================================
Fixed maturities available for sale:
Due in one year or less                                 $ 11,943      $ 12,163
Due after one year through five years                     48,802        50,446
Due after five years through ten years                    72,297        75,497
Due after ten years                                       99,079       104,279
--------------------------------------------------------------------------------
Total available for sale                                $232,121      $242,385
================================================================================

       (E) SECURITIES AVAILABLE FOR SALE: AIGFP follows a policy of minimizing interest rate, equity and currency risks associated with securities available for sale by entering into swap or other transactions. In addition, to reduce its credit risk, AIGFP has entered into credit derivative transactions with respect to $66 million of securities available for sale. At December 31, 2002, the cumulative decrease in carrying value of the securities available for sale and related hedges as a result of marking to market such securities net of hedging transactions was $28 million.

  THE AMORTIZED COST, RELATED HEDGES AND ESTIMATED MARKET VALUE OF SECURITIES AVAILABLE FOR SALE AND CARRIED AT MARKET VALUE AT DECEMBER 31, 2002 AND 2001 WERE AS FOLLOWS:

(in millions)

------------------------------------------------------------------------------------------------------
                                                                             UNREALIZED
                                                                                GAINS
                                                     GROSS         GROSS    (LOSSES) - NET   ESTIMATED
                                       AMORTIZED   UNREALIZED   UNREALIZED    ON HEDGING      MARKET
                                          COST       GAINS         LOSSES   TRANSACTIONS*     VALUE
======================================================================================================
2002
Securities available for sale:
    Corporate and bank debt             $ 9,595     $   848     $    86      $  (777)        $ 9,580
    Foreign government obligations           63          13           1          (12)             63
    Asset-backed and collateralized       4,181         535         (10)        (572)          4,154
    Preferred stocks                      1,192          40           7          (31)          1,194
    U.S. Government obligations           1,684         147          (2)        (137)          1,696
Total                                   $16,715     $ 1,583     $    82      $(1,529)        $16,687
2001
Securities available for sale:
    Corporate and bank debt             $10,936     $   198     $   352      $   183         $10,965
    Foreign government obligations        1,154           8           7           (1)          1,154
    Asset-backed and collateralized       4,276          98          83          (41)          4,250
    Preferred stocks                      1,204           1          14           19           1,210
    U.S. Government obligations             223          12           3          (10)            222
Total                                   $17,793     $   317     $   459      $   150         $17,801

* The cumulative decrease in carrying value of securities available for sale and related hedges as a result of marking to market such securities net of hedging transactions was $28 million.

THE AMORTIZED COST AND ESTIMATED MARKET VALUES OF SECURITIES AVAILABLE FOR SALE AT DECEMBER 31, 2002, BY CONTRACTUAL MATURITY, ARE SHOWN BELOW. ACTUAL MATURITIES MAY DIFFER FROM CONTRACTUAL MATURITIES BECAUSE CERTAIN BORROWERS HAVE THE RIGHT TO CALL OR PREPAY CERTAIN OBLIGATIONS WITH OR WITHOUT CALL OR PREPAYMENT PENALTIES.

(in millions)
--------------------------------------------------------------------------------
                                                                       ESTIMATED
                                                        AMORTIZED       MARKET
                                                          COST           VALUE
================================================================================
Securities available for sale:
Due in one year or less                                  $ 3,393        $ 3,419
Due after one year through five years                      3,801          3,807
Due after five years through ten years                     1,480          1,478
Due after ten years                                        3,860          3,829
Asset-backed and collateralized                            4,181          4,154
--------------------------------------------------------------------------------
Total securities available for sale                      $16,715        $16,687
================================================================================

        Only an insignificant amount of securities available for sale were below investment grade at December 31, 2002.

(F) FINANCE RECEIVABLES: FINANCE RECEIVABLES, NET OF UNEARNED FINANCE CHARGES, WERE AS FOLLOWS:

(in millions)
--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                       2002          2001          2000
Real estate loans                          $  9,819      $  7,980      $  7,670
Non-real estate loans                         3,138         3,288         3,157
Credit card loans                             1,215         1,091           757
Retail sales finance                          1,888         1,845         1,730
Other loans                                     274           283           505
--------------------------------------------------------------------------------
    Total finance receivables                16,334        14,487        13,819
    Allowance for losses                       (477)         (532)         (492)
--------------------------------------------------------------------------------
        Finance receivables, net           $ 15,857      $ 13,955      $ 13,327
================================================================================

        (G) CMOS: At December 31, 2002, CMOs, held by AIG's life companies, were presented as a component of bonds available for sale, at market value. Substantially all of the CMOs were investment grade and approximately 24 percent of the CMOs were backed by various U.S. government agencies. The remaining 76 percent were corporate issuances.

THE DISTRIBUTION OF THE CMOS AT DECEMBER 31, 2002 AND 2001 WAS AS FOLLOWS:

(in millions)
--------------------------------------------------------------------------------
                                                        2002               2001
================================================================================
GNMA                                                       1%                 3%
FHLMC                                                     13                 12
FNMA                                                       9                 10
VA                                                         1                  1
Non-governmental                                          76                 74
--------------------------------------------------------------------------------
                                                         100%               100%
================================================================================

       AIG is not exposed to any significant credit concentration risk of a single or group non-governmental issuer.

       At December 31, 2002, the gross weighted average coupon of this portfolio was 6.09 percent. The gross weighted average life of this portfolio was approximately 5.10 years.

       At December 31, 2002 and 2001, the market value of the CMO portfolio was $35.61 billion and $32.62 billion, respectively; the amortized cost was approximately $34.30 billion in 2002 and $32.20 billion in 2001. AIG's CMO portfolio is readily marketable. There were no derivative (high risk) CMO securities contained in this portfolio at December 31, 2002 and 2001.

        (H) FIXED MATURITIES BELOW INVESTMENT GRADE: At December 31, 2002, fixed maturities held by AIG that were below investment grade or not rated totaled $23.94 billion.

        (I) At December 31, 2002, non-income producing invested assets were insignificant.

                             American International Group, Inc. and Subsidiaries


9.   DEBT OUTSTANDING

AT DECEMBER 31, 2002, AIG'S DEBT OUTSTANDING OF $71.89 BILLION, SHOWN BELOW, INCLUDED BORROWINGS OF $64.98 BILLION WHICH WERE EITHER NOT GUARANTEED BY AIG OR WERE MATCHED BORROWINGS UNDER OBLIGATIONS OF GUARANTEED INVESTMENT AGREEMENTS
(GIAS) OR MATCHED NOTES AND BONDS PAYABLE.

(in millions)
--------------------------------------------------------------------------------
Borrowings under obligations of GIAs - AIGFP                             $14,850
================================================================================
Commercial Paper:
    ILFC (a)                                                               4,213
    AGF (a)                                                                2,956
    Funding                                                                1,645
    AIGCCC - Taiwan (a)                                                      234
    AIGF - Taiwan (a)                                                         64
--------------------------------------------------------------------------------
    Total                                                                  9,112
--------------------------------------------------------------------------------
Medium Term Notes:
    AGF (a)                                                                7,719
    ILFC (a)                                                               4,970
    AIG                                                                      998
--------------------------------------------------------------------------------
    Total                                                                 13,687
--------------------------------------------------------------------------------
Notes and Bonds Payable:
    AIGFP                                                                 16,940
    ILFC(a) (b)                                                            9,825
    AGF (a)                                                                2,266
    AIG                                                                    1,608
    AGC                                                                    1,542
--------------------------------------------------------------------------------
    Total                                                                 32,181
--------------------------------------------------------------------------------
Loans and Mortgages Payable:
    AIGCFG (a)                                                               735
    AIG                                                                      697
    ILFC (a) (c)                                                             261
    AIG Finance (Hong Kong) Limited (a)                                      229
    Other subsidiaries (a)                                                   133
--------------------------------------------------------------------------------
    Total                                                                  2,055
--------------------------------------------------------------------------------
Total Borrowings                                                          71,885
--------------------------------------------------------------------------------
Borrowings not guaranteed by AIG                                          33,605
Matched GIA borrowings - AIGFP                                            14,850
Matched notes and bonds payable - AIGFP                                   16,526
                                                                          64,981
Remaining borrowings of AIG                                              $ 6,904
================================================================================

(a)  AIG does not guarantee these borrowings.

(b)  Includes borrowings under Export Credit Facility of $2.09 billion.

(c)  Capital lease obligations.

        The amount of long-term borrowings is $49.42 billion and the amount of short-term borrowings is $22.47 billion. Long-term borrowings include commercial paper and short-term borrowings represent borrowings that mature in less than one year.

        (A) BORROWINGS UNDER OBLIGATIONS OF GUARANTEED INVESTMENT AGREEMENTS:
Borrowings under obligations of guaranteed investment agreements, which are guaranteed by AIG, are recorded at the amount outstanding under each contract. Obligations may be called at various times prior to maturity at the option of the counterparty. Interest rates on these borrowings are primarily fixed, vary by maturity, and range up to 9.8 percent.

PAYMENTS DUE UNDER THESE INVESTMENT AGREEMENTS IN EACH OF THE NEXT FIVE YEARS ENDING DECEMBER 31, AND THE PERIODS THEREAFTER BASED ON THE EARLIEST CALL DATES, WERE AS FOLLOWS:

(in millions)
================================================================================
2003                                                                     $ 5,756
2004                                                                         677
2005                                                                         383
2006                                                                         196
2007                                                                         180
Remaining years after 2007                                                 7,658
--------------------------------------------------------------------------------
Total                                                                    $14,850
================================================================================

        At December 31, 2002, the market value of securities pledged as collateral with respect to these obligations approximated $4.8 billion.

        Funds received from GIA borrowings are invested in a diversified portfolio of securities and derivative transactions.

(B) COMMERCIAL PAPER: AT DECEMBER 31, 2002, THE COMMERCIAL PAPER ISSUED AND OUTSTANDING WAS AS FOLLOWS:

(dollars in millions)
--------------------------------------------------------------------------------
                                        UNAMORTIZED           WEIGHTED  WEIGHTED
                                NET      DISCOUNT             AVERAGE   AVERAGE
                               BOOK     AND ACCRUED   FACE    INTEREST  MATURITY
                               VALUE     INTEREST    AMOUNT     RATE    IN DAYS
================================================================================
ILFC                           $4,213     $    6     $4,219     1.46%     35
AGF                             2,956          3      2,959     1.43      33
Funding                         1,645          1      1,646     1.45      20
AIGCCC - Taiwan*                  234          1        235     2.61      31
AIGF - Taiwan*                     64         --         64     4.09      60
--------------------------------------------------------------------------------
Total                          $9,112     $   11     $9,123       --      --
================================================================================

*    Issued in Taiwan N.T. dollars at prevailing local interest rates.

       At December 31, 2002, AIG did not guarantee the commercial paper of any of its subsidiaries other than Funding. On July 8, 2002, AGC ceased issuing commercial paper under its program. AGC's funding requirements are now being met through Funding's commercial paper program.

        (C) MEDIUM TERM NOTES PAYABLE:

        (i) Medium Term Notes Payable Issued by AGF: AGF's Medium Term Notes are unsecured obligations which generally may not be redeemed by AGF prior to maturity and bear interest at either fixed rates set by AGF at issuance or variable rates determined by reference to an interest rate or other formula.

        As of December 31, 2002, notes aggregating $7.72 billion were outstanding with maturity dates ranging from 2003 to 2012 at interest rates ranging from 1.48 percent to 7.95 percent. To the extent deemed appropriate, AGF may enter into swap transactions to reduce its effective borrowing rates with respect to these notes.

AT DECEMBER 31, 2002, THE MATURITY SCHEDULE FOR AGF'S OUTSTANDING MEDIUM TERM NOTES WAS AS FOLLOWS:

(in millions)
================================================================================
2003                                                                      $  625
2004                                                                       1,898
2005                                                                       1,080
2006                                                                       1,274
2007                                                                       1,356
Remaining years after 2007                                                 1,486
--------------------------------------------------------------------------------
Total                                                                     $7,719
================================================================================

       (ii) Medium Term Notes Payable Issued by ILFC: ILFC's Medium Term Notes are unsecured obligations which may not be redeemed by ILFC prior to maturity and bear interest at fixed rates set by ILFC at issuance.

       As of December 31, 2002, notes aggregating $4.97 billion were outstanding with maturity dates from 2003 to 2007 at interest rates ranging from 3.95 percent to 8.26 percent. These notes provide for a single principal payment at the maturity of each note.

AT DECEMBER 31, 2002, THE MATURITY SCHEDULE FOR ILFC'S OUTSTANDING MEDIUM TERM NOTES WAS AS FOLLOWS:

(in millions)
================================================================================
2003                                                                      $2,447
2004                                                                       1,053
2005                                                                         850
2006                                                                         250
2007                                                                         370
--------------------------------------------------------------------------------
Total                                                                     $4,970
================================================================================

       (iii) Medium Term Notes Payable Issued by AIG: AIG's Medium Term Notes are unsecured obligations which generally may not be redeemed by AIG prior to maturity and bear interest at either fixed rates set by AIG at issuance or variable rates determined by reference to an interest rate or other formula.

AN ANALYSIS OF AIG'S MEDIUM TERM NOTES FOR THE YEAR ENDED DECEMBER 31, 2002 WAS AS FOLLOWS:

(in millions)
--------------------------------------------------------------------------------
                                            AIG        SUNAMERICA INC.     TOTAL
================================================================================
Balance December 31, 2001                   $371              $171         $542
Issued during year                           504                --          504
Matured during year                          (24)              (24)         (48)
--------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2002                   $851              $147         $998
================================================================================

       The interest rates on AIG's Medium Term Notes range from 0.50 percent to
4.52 percent. To the extent deemed appropriate, AIG may enter into swap transactions to reduce its effective borrowing rates with respect to these notes.

       At December 31, 2002, Medium Term Notes issued by SunAmerica Inc. aggregating $147 million had maturity dates ranging from 2003 to 2026 at interest rates ranging from 6.03 percent to 7.34 percent.

       During 2000, AIG issued $210 million of equity-linked Medium Term Notes due May 15, 2007. These notes accrue interest at the rate of 0.50 percent and the total return on these notes is linked to the appreciation in market value of AIG's common stock. The notes may be redeemed, at the option of AIG, as a whole but not in part, at any time on or after May 15, 2003. In conjunction with the issuance of these notes, AIG entered into a series of swap transactions which effectively converted its interest expense to a fixed rate of 7.17 percent until May 15, 2003 and 0.50 percent thereafter and transferred the equity appreciation exposure to a third party for the life of the notes. AIG is exposed to credit risk with respect to the counterparties to these swap transactions.

AT DECEMBER 31, 2002, THE MATURITY SCHEDULE FOR AIG'S OUTSTANDING MEDIUM TERM NOTES, INCLUDING THOSE ISSUED BY SUNAMERICA INC., WAS AS FOLLOWS:

(in millions)
================================================================================
2003                                                                        $162
2004                                                                          23
2005                                                                         555
2006                                                                          24
2007                                                                         210
Remaining years after 2007                                                    24
--------------------------------------------------------------------------------
Total                                                                       $998
================================================================================

       At December 31, 2002, AIG had $140 million of debt securities registered and available for issuance from time to time.

                             American International Group, Inc. and Subsidiaries

       (D) NOTES AND BONDS PAYABLE:

(I) NOTES AND BONDS PAYABLE ISSUED BY AIGFP: AT DECEMBER 31, 2002, AIGFP'S NOTES AND BONDS OUTSTANDING, THE PROCEEDS OF WHICH ARE INVESTED IN A SEGREGATED PORTFOLIO OF SECURITIES AVAILABLE FOR SALE, WERE AS FOLLOWS:

(dollars in millions)
--------------------------------------------------------------------------------
                                                    RANGE OF
RANGE OF                                           INTEREST         U.S. DOLLAR
MATURITIES                 CURRENCY                 RATES         CARRYING VALUE
================================================================================
2003-2031                  U.S. dollar            1.21-6.29%        $ 8,016
2003-2026                  United Kingdom pound   3.69-5.74           2,555
2003                       Euro                   2.82-7.76           1,612
2006-2008                  New Zealand dollar     6.30-8.35             628
2003                       Japanese yen           0.03-4.50             342
--------------------------------------------------------------------------------
Total                                                               $13,153
================================================================================

       AIGFP is also obligated under various bonds maturing from 2003 through 2042. The majority of these notes are denominated in U.S. dollars, Euros and Japanese yen. The weighted average interest rate of these bonds is 4.06 percent. At December 31, 2002, the remaining bonds had a U.S. dollar carrying value of $3.79 billion.

AT DECEMBER 31, 2002, THE MATURITY SCHEDULE FOR AIGFP'S NOTES AND BONDS PAYABLE WAS AS FOLLOWS:

(in millions)
================================================================================
2003                                                                     $ 9,024
2004                                                                       1,706
2005                                                                         545
2006                                                                         596
2007                                                                         387
Remaining years after 2007                                                 4,682
--------------------------------------------------------------------------------
Total                                                                    $16,940
================================================================================

       AIG guarantees all of AIGFP's debt.

       (ii) Notes Issued by ILFC: ILFC has issued unsecured obligations which may not be redeemed prior to maturity.

       As of December 31, 2002, notes aggregating $7.48 billion were outstanding with maturity dates from 2003 to 2009 and interest rates ranging from 3.32 percent to 8.38 percent. Notes aggregating $1.38 billion are at floating interest rates and the remainder are at fixed rates. These notes provide for a single principal payment at maturity.


AT DECEMBER 31, 2002, THE MATURITY SCHEDULE FOR ILFC'S NOTES WAS AS FOLLOWS:

(in millions)
================================================================================
2003                                                                      $  950
2004                                                                       1,863
2005                                                                         826
2006                                                                         700
2007                                                                       1,954
Remaining years after 2007                                                 1,182
--------------------------------------------------------------------------------
Total                                                                     $7,475
================================================================================

       ILFC had $6.08 billion of debt securities registered for public sale at December 31, 2002. During the second quarter of 2002, ILFC expanded its Euro Medium Term Note Program from $2.0 billion to $4.0 billion, under which $2.31 billion in notes were sold through December 31, 2002. ILFC has eliminated the currency exposure arising from the notes by either hedging the notes through swaps, or through the offset provided by operating lease payments. ILFC translates the debt into U.S. dollars using current exchange rates. The foreign exchange adjustment for the euro denominated note was $265 million at December 31, 2002. Notes issued under this program are included in Notes and Bonds Payable in the accompanying table of borrowings.

       ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these borrowings depending on the delivery date of the aircraft. At December 31, 2002, ILFC had $2.09 billion outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. Borrowings with respect to this facility are included in Notes and Bonds Payable.

AT DECEMBER 31, 2002, THE FUTURE MINIMUM PAYMENTS FOR ILFC'S BORROWINGS UNDER THE EXPORT CREDIT FACILITY WERE AS FOLLOWS:

(in millions)
2003                                              $                   284
2004                                                                  284
2005                                                                  284
2006                                                                  284
2007                                                                  284
Remaining years after 2007                                            665
Total                                                              $2,085

       AIG does not guarantee any of the debt obligations of ILFC.

       (iii) Notes and Bonds Payable Issued by AGF: As of December 31, 2002, AGF notes aggregating $2.27 billion were outstanding with maturity dates ranging from 2003 to 2009 at interest rates ranging from 5.75 percent to 8.45 percent. These notes provide for a single principal payment at maturity.

AT DECEMBER 31, 2002, THE MATURITY SCHEDULES FOR AGF TERM NOTES AND BONDS WERE AS FOLLOWS:

(in millions)
================================================================================
2003                                                                      $1,368
2004                                                                         200
2005                                                                         399
2006                                                                          --
2007                                                                          --
Remaining years after 2007                                                   299
--------------------------------------------------------------------------------
Total                                                                     $2,266
================================================================================

       AGF had $4.3 billion of debt securities registered and available for issuance at December 31, 2002. AGF uses the proceeds from the issuance of notes and bonds for the funding of its finance receivables.

       AIG does not guarantee any of the debt obligations of AGF.

       (iv) Notes, Bonds and Debentures Issued by AIG.

       (A) Zero Coupon Notes: On October 1, 1984, AIG issued Eurodollar zero coupon notes in the aggregate principal amount at stated maturity of $750 million. The notes were offered at 12 percent of principal amount at stated maturity, bear no interest and are due August 15, 2004. The net proceeds to AIG from the issuance were $86 million. The notes are redeemable at any time in whole or in part at the option of AIG at 100 percent of their principal amount at stated maturity. The notes are also redeemable at the option of AIG or bearer notes may be redeemed at the option of the holder in the event of certain changes involving taxation in the United States at prices ranging from 80.78 percent currently, to 89.88 percent after August 15, 2003, of the principal amount at stated maturity together with accrued amortization of original issue discount from the preceding August 15. During 2002 and 2001, no notes were repurchased. At December 31, 2002, the notes outstanding after prior purchases had a face value of $189 million, an unamortized discount of $31 million and a net book value of $158 million. The amortization of the original issue discount was recorded as interest expense.

       (B) Zero Coupon Convertible Senior Debentures: On November 9, 2001, AIG issued zero coupon convertible senior debentures in the aggregate principal amount at stated maturity of $1.52 billion. The notes were offered at 65.8 percent of principal amount at stated maturity, bear no interest unless contingent interest becomes payable under certain conditions and are due November 9, 2031. The net proceeds to AIG were $990 million. Commencing January 1, 2002, holders may convert the debentures into shares of AIG common stock at a conversion rate of 6.0627 shares per $1,000 principal amount of debentures on any day if AIG's common stock price exceeds 120 percent of the conversion price on the last trading day of the preceding fiscal quarter for a set period of time, and after September 30, 2031, on any day if AIG's common stock price exceeds such amount for one day, subject to certain restrictions. The debentures are redeemable by AIG on or after November 9, 2006 at specified redemption prices. Holders may require AIG to repurchase the debentures at specified repurchase prices on November 9, 2006, 2011, 2016, 2021 and 2026. At December 31, 2002, the debentures outstanding had a face value of $1.52 billion, unamortized discount of $504 million and a net book value of $1.02 billion. The amortization of the original issue discount was recorded as a component of other income (deductions)-net.

       (C) Italian Lire Bonds: In December, 1991, AIG issued unsecured bonds denominated in Italian Lire that accrued interest at a rate of 11.7 percent per annum. The principal amount of 200 billion Italian Lire Bonds matured December 4, 2001.

       (D) Notes and Debentures Issued by SunAmerica Inc.: As of December 31, 2002, notes and debentures issued by SunAmerica Inc. aggregating $434 million (net of amortized discount of $41 million) were outstanding with maturity dates from 2007 to 2097 at interest rates ranging from 5.60 percent to 9.95 percent.

       (v) Notes and Bonds Payable Issued by AGC: As of December 31, 2002, AGC notes aggregating $1.54 billion were outstanding with maturity dates ranging from 2003 to 2029 at interest rates ranging up to 7.75 percent.

AT DECEMBER 31, 2002, THE MATURITY SCHEDULES FOR AGC NOTES AND BONDS WERE AS
FOLLOWS:

(in millions)
================================================================================
2003                                                                      $  300
2004                                                                         149
2005                                                                         297
2006                                                                          --
2007                                                                          --
Remaining years after 2007                                                   796
--------------------------------------------------------------------------------
Total                                                                     $1,542
================================================================================

       As of November 2001, AIG guaranteed the notes and bonds of AGC. During 2002, AGC issued $200 million in notes which matured in March 2003. These notes are included in Notes and Bonds Payable in the accompanying table of borrowings.

                             American International Group, Inc. and Subsidiaries

(E) LOANS AND MORTGAGES PAYABLE: LOANS AND MORTGAGES PAYABLE AT DECEMBER 31, 2002, CONSISTED OF THE FOLLOWING:

(in millions)
--------------------------------------------------------------------------------
                                  UNCOLLATERALIZED             COLLATERALIZED
                                      LOANS                       LOANS AND
                                    PAYABLE                   MORTGAGES PAYABLE
================================================================================
ILFC                                 $    --                         $261
AIG Finance (Hong Kong)
    Limited                             229                            --
CFG                                     735                            --
AIG                                     554                           143
Other subsidiaries                        67                           66
--------------------------------------------------------------------------------
Total                                $1,585                          $470
================================================================================

       At December 31, 2002, ILFC's capital lease obligations were $261 million. Fixed interest rates with respect to these obligations range from 6.18 percent to 6.89 percent; variable rates are referenced to LIBOR. These obligations mature through 2005. The flight equipment associated with the capital lease obligations had a net book value of $892 million.

AT DECEMBER 31, 2002, THE MATURITY SCHEDULE FOR ILFC'S CAPITAL LEASE OBLIGATIONS, WERE AS FOLLOWS:

(in millions)
================================================================================
2003                                                                        $128
2004                                                                         113
2005                                                                          45
--------------------------------------------------------------------------------
Total minimum lease obligations                                              286
Less amount representing interest                                             25
--------------------------------------------------------------------------------
Present value of net minimum capital lease obligations                      $261
================================================================================

(F) AS OF DECEMBER 31, 2002, THE COMBINED PAYMENTS DUE OF ALL SIGNIFICANT DEBT, EXCLUDING COMMERCIAL PAPER, IN EACH OF THE NEXT FIVE YEARS AND PERIODS THEREAFTER WERE AS FOLLOWS:

(in millions)
================================================================================
2003                                                                     $22,468
2004                                                                       8,186
2005                                                                       5,299
2006                                                                       3,406
2007                                                                       5,004
Remaining years after 2007                                                18,410
--------------------------------------------------------------------------------
Total                                                                    $62,773
================================================================================


       (G) REVOLVING CREDIT FACILITIES: AIG and Funding are parties to unsecured syndicated revolving credit facilities (collectively, the Facility) aggregating $2.75 billion. The Facility consists of $1.375 billion in a short-term revolving credit facility and $1.375 billion in a five year revolving credit facility. The Facility can be used for general corporate purposes and also to provide backup for AIG's commercial paper programs administered by Funding. There are currently no borrowings outstanding under the Facility, nor were any borrowings outstanding as of December 31, 2002.

       AGF is a party to unsecured syndicated revolving credit facilities aggregating $3.0 billion. The facilities consist of $1.5 billion in a short-term revolving credit facility and $1.5 billion in a five year revolving credit facility, which support AGF's commercial paper borrowings. There are currently no borrowings under these facilities, nor were any borrowings outstanding as of December 31, 2002.

       ILFC is a party to unsecured syndicated revolving credit facilities aggregating $3.15 billion to support its commercial paper program. The facilities consist of $2.15 billion in a short-term revolving credit facility and $1.0 billion in a three year revolving credit facility. There are currently no borrowings under these facilities, nor were any borrowings outstanding as of December 31, 2002.

       (H) INTEREST EXPENSE FOR ALL INDEBTEDNESS: Total interest expense for all indebtedness, net of capitalized interest, aggregated $3.57 billion in 2002, $3.97 billion in 2001 and $3.64 billion in 2000. Capitalized interest was $61 million in 2002, $71 million in 2001 and $69 million in 2000. Cash distributions on the preferred shareholders' equity in subsidiary companies of ILFC and certain AIG SunAmerica, AGC and HSB subsidiaries are accounted for as interest expense and included as minority interest in the consolidated statement of income. The cash distributions for ILFC were approximately $5 million, $15 million and $19 million for the years ended December 31, 2002, 2001 and 2000, respectively. The cash distributions for the AIG SunAmerica subsidiaries were approximately $8 million, $46 million and $62 million for the years ended December 31, 2002, 2001 and 2000, respectively. The cash distributions for AGC subsidiaries were approximately $129 million, $153 million and $158 million for the years ended December 31, 2002, 2001 and 2000, respectively.

10. PREFERRED SHAREHOLDERS' EQUITY IN SUBSIDIARY COMPANIES

Preferred shareholders' equity in subsidiary companies represents preferred stocks issued by ILFC and certain SunAmerica, AGC and HSB subsidiaries, wholly owned subsidiaries of AIG.

      (A) ILFC: At December 31, 2002, the preferred stock consists of 1,000 shares of market auction preferred stock ("MAPS") in two series (Series A and B) of 500 shares each. Each of the MAPS shares has a liquidation value of $100,000 per share and is not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every seven weeks (49 days) on the basis of orders placed in an auction. ILFC repurchased all of the shares of five additional series for their liquidation value in the fourth quarter of 2001 and a sixth in the first six months of 2002. No gains or losses were recognized. During 2001, ILFC extended the term of the Series A to five years at a dividend rate of 5.90 percent. At December 31, 2002, the dividend rate for Series B was 2.15 percent.

      (B) AIG SUNAMERICA: The preferred stock consists of $350 million liquidation amount of 7.5% Non-Voting Preferred Interests issued by Total Return LLC, a wholly owned subsidiary of AIG SunAmerica, in March 2000. The preferred stock was redeemed in March 2003.

      In March 2001, SunAmerica Capital Trust II redeemed the 8.35% Trust Originated Preferred Securities for $185 million plus accrued and unpaid dividends to the redemption date. Concurrently, AIG SunAmerica redeemed all of the related 8.35% junior subordinated debentures, due 2044, for $191 million plus accrued interest.

      In December 2001, SunAmerica Capital Trust III redeemed the 8.30% Trust Originated Preferred Securities for $310 million plus accrued and unpaid dividends to the redemption date. Concurrently, AIG SunAmerica redeemed all of the related 8.30% junior subordinated debentures, due 2045, for $321 million plus accrued interest.

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

      The preferred stock consists of $100 million liquidation value of 8.05% preferred stock issued by American General Capital III in December 2000, $300 million liquidation value of 8.5% preferred stock issued by American General Capital II in June 2000, $200 million liquidation value of 7.875% preferred stock issued by American General Capital I in September 1999, $500 million liquidation value of 8.125% preferred stock issued by American General Institutional Capital B in March 1997, and $500 million liquidation value of 7.57% preferred stock issued by American General Institutional Capital A in December 1996.

      In July 2001, $215 million liquidation value of 8.125% preferred stock were redeemed by American General Capital, L.L.C. and $287 million liquidation value of 8.45% preferred stock were redeemed by American General Capital, L.L.C.

      On March 1, 2000, AGC redeemed 2.3 million shares or $85 million of its 7 percent convertible preferred stock by issuing 3.8 million shares of AGC common stock. On June 30, 2000, holders converted approximately 5 million shares or $250 million of 6 percent convertible preferred securities issued by American General Delaware, L.L.C. into 12.3 million shares of AGC common stock.

      (D) HSB: The preferred stock consists of $95 million liquidation value of Exchange Capital Securities issued in July 1997 by HSB Capital I, a statutory business trust wholly owned by HSB. The sole assets of HSB Capital I are invested in debt securities of HSB. The capital securities accrue and pay quarterly cash distributions at a variable rate equal to 90 day LIBOR plus 0.91% of the stated liquidation amount of $1,000 per capital security, which rate was 2.29% at December 31, 2002. The capital securities are not redeemable prior to July 15, 2007 and are mandatorily redeemable upon the maturity of the debt securities on July 15, 2027 or the earlier redemption of the debt securities. AIG has issued a guarantee of the obligations of HSB, which together with the terms of the debt securities, the guarantee of HSB with respect to the capital securities, the indenture and the trust agreement with respect to the trust provide a full and unconditional guarantee of payments due on the capital securities. The trust is accounted for as a wholly owned subsidiary of AIG. The debt securities issued to the trust and the common securities issued by the trust to HSB are eliminated in the consolidated balance sheet.

                             American International Group, Inc. and Subsidiaries

11. CAPITAL FUNDS

(a) AIG parent depends on its subsidiaries for cash flow in the form of loans, advances and dividends. AIG's insurance subsidiaries are subject to regulatory restrictions on the amount of dividends which can be remitted to AIG parent. These restrictions vary by state. For example, unless permitted by the New York Superintendent of Insurance, general insurance companies domiciled in New York may not pay dividends to shareholders which in any twelve month period exceed the lesser of 10 percent of the company's statutory policyholders' surplus or 100 percent of its "adjusted net investment income", as defined. Generally, less severe restrictions applicable to both general and life insurance companies exist in most of the other states in which AIG's insurance subsidiaries are domiciled. Certain foreign jurisdictions have restrictions which generally cause only a temporary delay in the remittance of dividends. There are also various local restrictions limiting cash loans and advances to AIG by its subsidiaries. Largely as a result of the restrictions, approximately 72 percent of consolidated capital funds were restricted from immediate transfer to AIG parent at December 31, 2002.

      (b) At December 31, 2002, there were 6,000,000 shares of AIG's $5 par value serial preferred stock authorized, issuable in series.

(C) THE COMMON STOCK ACTIVITY FOR THE THREE YEARS ENDED DECEMBER 31, 2002 WAS AS
FOLLOWS:

====================================================================================================================================
                                                                        2002                     2001                       2000(a)
------------------------------------------------------------------------------------------------------------------------------------
Shares outstanding at beginning of year                            2,615,431,999           2,622,605,925              1,836,381,824
Acquired during the year                                             (10,959,815)            (14,690,943)               (19,677,939)
Issued pursuant to Restricted Stock
Unit Obligations                                                              --                 580,843                         --
Conversion of preferred stock and
securities                                                                    --                      --                  9,317,340
Issued under stock option and purchase
plans                                                                  4,633,631               6,718,336                  7,307,010
Issued in connection with acquisitions                                   176,076                 510,684                 17,774,094
Issued under contractual obligations                                     318,940                 297,715                     63,277
Stock split effected as stock dividend                                        --                      --                814,956,829
Other (b)                                                                     --                (590,561)               (43,516,510)
------------------------------------------------------------------------------------------------------------------------------------
Shares outstanding at end of year                                  2,609,600,831           2,615,431,999              2,622,605,925
====================================================================================================================================

(a) Outstanding shares have been adjusted to reflect the conversion of all outstanding AGC shares by converting each outstanding share of AGC to
      0.5790 shares of AIG.

(b) Primarily shares issued to AIG and subsidiaries as part of stock split effected as stock dividend and conversion of SunAmerica Inc. non-transferrable Class B stock to common stock.

      Common stock increased and retained earnings decreased $2.04 billion in 2000 as a result of a common stock split in the form of 50 percent common stock dividend paid July 28, 2000.

12. COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.

      (a) Commitments to extend credit are agreements to lend subject to certain conditions. These commitments generally have fixed expiration dates or termination clauses and typically require payment of a fee. These commitments approximated $400 million and $300 million for December 31, 2002 and 2001, respectively. AIG uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. AIG evaluates each counterparty's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by AIG upon extension of credit, is based on management's credit evaluation of the counterparty.

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

      AIGFP, in the ordinary course of its operations and as principal, structures derivative transactions to meet the needs of investors who may be seeking to hedge certain aspects of such investors' operations. AIGFP may also enter into derivative transactions for its own account. Such derivative

12. COMMITMENTS AND CONTINGENT
    LIABILITIES (continued)

transactions include interest rate, currency and equity swaps, swaptions and forward commitments. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. AIGFP typically becomes a principal in the exchange of interest payments between the parties and, therefore, may be exposed to loss, if counter-parties default. Currency and equity swaps are similar to interest rate swaps, but involves the exchange of specific currencies or the cashflows based on the underlying equity securities or indices. Also, they may involve the exchange of principal amounts at the beginning and end of the transaction. Swaptions are options where the holder has the right but not the obligation to enter into a swap transaction or cancel an existing swap transaction. At December 31, 2002, the notional principal amount of the sum of the swap pays and receives approximated $817.4 billion, primarily related to interest rate swaps of approximately $580.0 billion.

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

THE FOLLOWING TABLE PRESENTS AIGFP'S DERIVATIVES PORTFOLIO BY MATURITY AND TYPE OF DERIVATIVE AT DECEMBER 31, 2002 AND DECEMBER 31, 2001:

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    REMAINING LIFE
                                                                   ---------------------------------------------
                                                                      ONE TWO THROUGH    SIX THROUGH  AFTER TEN    TOTAL      Total
                                                                     YEAR    FIVE YEARS  TEN YEARS        YEARS     2002       2001
====================================================================================================================================
Interest rate, currency and equity swaps and swaptions:
Notional amount:*
 Interest rate swaps                                               $147,331  $289,463    $128,118     $ 15,082    $579,994  $436,669
 Currency swaps                                                      47,120    80,486      42,945        6,436     176,987   139,174
 Swaptions and equity swaps                                          20,672    26,169       9,111        4,484      60,436    58,491
------------------------------------------------------------------------------------------------------------------------------------
Total                                                              $215,123  $396,118    $180,174     $ 26,002    $817,417  $634,334
====================================================================================================================================

*Notional amount is not representative of either market risk or credit risk.

      Futures and forward contracts are contracts for delivery of foreign currencies or financial indices in which the seller/ purchaser agrees to make/take delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise as a result of movements in current market prices from contracted prices and the potential inability of counter-parties to meet their obligations under the contracts. At December 31, 2002, the contractual amount of AIGFP's futures and forward contracts approximated $54.2 billion.

THE FOLLOWING TABLE PRESENTS AIGFP'S FUTURES AND FORWARD CONTRACTS PORTFOLIO BY MATURITY AND TYPE OF DERIVATIVE AT DECEMBER 31, 2002 AND DECEMBER 31, 2001:

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                             REMAINING LIFE
                                                              -------------------------------------------------
                                                                 ONE      TWO THROUGH   SIX THROUGH   AFTER TEN    TOTAL      Total
                                                                YEAR       FIVE YEARS   TEN YEARS         YEARS     2002       2001
====================================================================================================================================
Exchange traded futures contracts contractual amount          $10,524           --             --        --       $10,524    $10,036
====================================================================================================================================
Over the counter forward contracts contractual amount         $43,220      $   220        $   187        --       $43,627    $58,003
====================================================================================================================================


      AIGFP enters into credit derivative transactions in the ordinary course of its business. The overwhelming majority of AIGFP's credit derivatives require AIGFP to provide credit protection on a designated portfolio of loans or debt securities. AIGFP provides such credit protection only on a "second loss" basis, under which AIGFP's payment obligations arise only after credit losses in the designated portfolio exceed a specified threshold amount or level of "first losses." The threshold amount of credit losses that must be realized before AIGFP has any payment obligation is negotiated for each transaction by

                             American International Group, Inc. and Subsidiaries


12. COMMITMENTS AND CONTINGENT
    LIABILITIES (continued)

AIGFP to provide that the likelihood of any payment obligation by AIGFP under each transaction is remote, even in severe recessionary market scenarios.

      In many cases, the credit risk associated with a designated portfolio is tranched into different layers of risk, which are then analyzed and rated by the credit rating agencies. Typically, there will be an equity layer covering the first credit losses in respect of the portfolio up to a specified percentage of the total portfolio, and then successive layers that are rated, generally a BBB rated layer, and A rated layer, an AA rated layer and an AAA rated layer. In transactions that are rated, the risk layer or tranche that is immediately junior to the threshold level above which AIGFP's payment obligation would arise is rated AAA by the rating agencies. For that reason, the risk layer assumed by AIGFP with respect to the designated portfolio in these transactions is often called the "super senior" risk layer, defined as the layer of credit risk senior to a risky layer that has been rated AAA by the credit rating agencies or if the transaction is not rated, equivalent thereto. For example, in a transaction with an equity layer covering credit losses from 0 to 2 percent of the total portfolio, a BBB rated layer covering credit losses from 2 to 4 percent, an A rated layer from 4 to 6 percent, an AA rated layer from 6 to 8 percent and a AAA rated layer from 8 to 11 percent. AIGFP would cover credit losses arising in respect of the portfolio that exceeded an 11 percent first loss threshold amount, and thereby bear risk that is senior to the 8 to 11 percent AAA rated risk layer.

      AIGFP continually monitors the underlying portfolios to determine whether the credit loss experience for any particular portfolio has caused the likelihood of AIGFP having a payment obligation under the transaction to be greater than super senior risk. AIGFP maintains the ability opportunistically to hedge specific securities in a portfolio and thereby further limit its exposure to loss, AIGFP has hedged outstanding transactions in this manner on occasion. AIGFP has never had a payment obligation under these credit derivatives transactions. Furthermore, based on portfolio credit losses experienced to date under all outstanding transactions, no transaction has experienced credit losses in an amount that has made the likelihood of AIGFP having to make a payment, in AIGFP's view, to be greater than remote, even in severe recessionary market scenarios. At December 31, 2002, the notional amount with respect to AIGFP's credit derivative portfolio was $125.7 billion.

      AIGFP utilizes various credit enhancements, including letters of credit, guarantees, collateral, credit triggers, credit derivatives and margin agreements to reduce the credit exposure relating to these off-balance sheet financial instruments. AIGFP requires credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties and the transaction's size and maturity. In addition, AIGFP's derivative transactions are generally documented under ISDA Master Agreements. Management believes that such agreements provide for legally enforceable set-off and close out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, AIGFP is permitted to set-off its receivables from a counter-party against its payables to the same counterparty arising out of all included transactions. As a result, the net replacement value represents the net sum of estimated positive fair values after the application of netting agreements excluding collateral held. The net exposure to credit risk or the net replacement value of all interest rate, currency, and equity swaps, swaptions and forward commitments approximated $14.98 billion at December 31, 2002 and $10.84 billion at December 31, 2001. The net replacement value for futures and forward contracts approximated $110 million at December 31, 2002 and $64 million at December 31, 2001. The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss.

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

12. COMMITMENTS AND CONTINGENT
    LIABILITIES (continued)

AIGFP DETERMINES COUNTERPARTY CREDIT QUALITY BY REFERENCE TO RATINGS FROM INDEPENDENT RATING AGENCIES OR INTERNAL ANALYSIS. AT DECEMBER 31, 2002 AND DECEMBER 31, 2001, THE COUNTERPARTY CREDIT QUALITY BY DERIVATIVE PRODUCT WITH RESPECT TO THE NET REPLACEMENT VALUE OF AIGFP'S DERIVATIVES PORTFOLIO WAS AS
FOLLOWS:

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                          NET REPLACEMENT VALUE
                                                                    ---------------------------------
                                                                    SWAPS AND       FUTURES AND                TOTAL          Total
                                                                    SWAPTIONS       FORWARD CONTRACTS           2002          2001
====================================================================================================================================
Counterparty credit quality:
AAA                                                                 $ 7,082            $    95                $ 7,177        $ 4,388
AA                                                                    3,856                 15                  3,871          3,214
A                                                                     2,887                 --                  2,887          2,498
BBB                                                                   1,120                 --                  1,120            784
Below investment grade                                                   35                 --                     35             23
------------------------------------------------------------------------------------------------------------------------------------
Total                                                               $14,980            $   110                $15,090        $10,907
====================================================================================================================================

AT DECEMBER 31, 2002 AND DECEMBER 31, 2001, THE COUNTERPARTY BREAKDOWN BY INDUSTRY WITH RESPECT TO THE NET REPLACEMENT VALUE OF AIGFP'S DERIVATIVES PORTFOLIO WAS AS FOLLOWS:

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                             NET REPLACEMENT VALUE
                                                                         ----------------------------
                                                                         SWAPS AND        FUTURES AND          TOTAL          Total
                                                                         SWAPTIONS  FORWARD CONTRACTS           2002          2001
====================================================================================================================================
Non-U.S. banks                                                             $ 3,310             $   --          $ 3,310       $ 2,464
Insured municipalities                                                         925                 --              925           638
U.S. industrials                                                             2,773                 --            2,773         2,113
Governmental                                                                   520                 --              520           563
Non-U.S. financial service                                                     474                 --              474           428
companies
Non-U.S. industrials                                                         1,452                 --            1,452         1,289
Special purpose                                                              3,252                 --            3,252         1,851
U.S. banks                                                                     416                 15              431            72
U.S. financial service companies                                             1,846                 95            1,941         1,211
Supranationals                                                                  12                 --               12           278
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                      $14,980            $   110          $15,090       $10,907
====================================================================================================================================

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

      Revenues for the twelve months ended December 31, 2002, 2001 and 2000 from AIGFP's operations were $1.31 billion, $1.18 billion and $1.06 billion, respectively.

      (d) AIGTG becomes a party to derivative financial instruments in the normal course of its business and to reduce its currency, interest rate and commodity exposures.

      Futures and forward contracts are contracts for delivery of foreign currencies, commodities or financial indices in which the seller/purchaser agrees to make/take delivery at a specified future date of a specified instrument, at a specified price or yield. Options are contracts that allow the holder of the option to purchase or sell the underlying commodity, currency or index at a specified price and within, or at, a specified period of time. As a writer of options, AIGTG generally receives an option premium and then manages the risk of any unfavorable change in the value of the underlying commodity, currency or index. Risks arise as a result of movements in current market prices from contracted prices, and the potential inability of the counterparties to meet their obligations under the contracts. At December 31, 2002, the contractual amount of AIGTG's futures, forward and option contracts approximated $424.9 billion.

                             American International Group, Inc. and Subsidiaries

      The following table provides the contractual and notional amounts and credit exposure, if applicable, by maturity and type of derivative of AIGTG's derivatives portfolio at December 31, 2002 and December 31, 2001. The gross replacement values presented represent the sum of the estimated positive fair values of all of AIGTG's derivatives contracts at December 31, 2002 and December 31, 2001. These values do not represent the credit risk to AIGTG.

      Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss within a product category. At December 31, 2002, the net replacement value of AIGTG's futures, forward and option contracts and interest rate and currency swaps approximated $2.3 billion.

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                         REMAINING LIFE
                                                        -------------------------------------------------
                                                           ONE       TWO THROUGH  SIX THROUGH  AFTER TEN       TOTAL        Total
                                                           YEAR      FIVE YEARS    TEN YEARS     YEARS         2002         2001
====================================================================================================================================
Contractual amount of futures, forwards and options:
    Exchange traded futures and options                 $  11,834    $   1,451    $      50    $      --    $  13,335    $  14,977
====================================================================================================================================
    Over the counter forwards                           $ 168,572    $  13,562    $   1,977    $      36    $ 184,147    $ 184,102
====================================================================================================================================
    Over the counter purchased options                  $  72,800    $  17,657    $  25,053    $     252    $ 115,762    $ 138,655
====================================================================================================================================
    Over the counter sold options (a)                   $  69,247    $  16,771    $  25,255    $     401    $ 111,674    $ 137,661
Notional amount (c):
    Interest rate swaps and forward rate agreements     $  16,440    $  33,866    $   4,613    $     140    $  55,059    $  59,683
    Currency swaps                                          2,351        5,866          327           --        8,544       11,092
    Swaptions                                               3,608        5,789        1,118           --       10,515        7,280
------------------------------------------------------------------------------------------------------------------------------------
Total                                                   $  22,399    $  45,521    $   6,058    $     140    $  74,118    $  78,055
====================================================================================================================================
Credit exposure:
    Futures, forwards swaptions and purchased options
      contracts and interest rate and currency swaps:
        Gross replacement value                         $   5,678    $   2,861    $   2,735    $      46    $  11,320    $  10,074
        Master netting arrangements                        (3,895)      (2,286)      (2,563)         (32)      (8,776)      (6,691)
        Collateral                                            (85)         (96)         (63)          (8)        (252)        (330)
------------------------------------------------------------------------------------------------------------------------------------
Net replacement value (b)                               $   1,698    $     479    $     109    $       6    $   2,292    $   3,053
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

   AIGTG DETERMINES COUNTERPARTY CREDIT QUALITY BY REFERENCE TO RATINGS FROM INDEPENDENT RATING AGENCIES OR INTERNAL ANALYSIS. AT DECEMBER 31, 2002 AND DECEMBER 31, 2001, THE COUNTERPARTY CREDIT QUALITY AND COUNTERPARTY BREAKDOWN BY INDUSTRY WITH RESPECT TO THE NET REPLACEMENT VALUE OF AIGTG'S DERIVATIVES PORTFOLIO WERE AS FOLLOWS:

(in millions)
--------------------------------------------------------------------------------
                                                           NET REPLACEMENT VALUE
                                                             2002          2001
================================================================================
Counterparty credit quality:
    AAA                                                     $  347        $  391
    AA                                                         622         1,117
    A                                                          739           863
    BBB                                                        193           330
    Below investment grade                                      63           130
    Not externally rated, including
        exchange traded futures and options*                   328           222
--------------------------------------------------------------------------------
Total                                                       $2,292        $3,053
================================================================================
Counterparty breakdown by industry:
    Non-U.S. banks                                          $  927        $1,151
    U.S. industrials                                           369           503
    Governmental                                                37            71
    Non-U.S. financial service companies                       105           187
    Non-U.S. industrials                                       144           190
    U.S. banks                                                 157           353
    U.S. financial service companies                           225           376
    Exchanges*                                                 328           222
--------------------------------------------------------------------------------
Total                                                       $2,292        $3,053
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

      AIGTG limits its risks by holding offsetting positions. In addition, AIGTG monitors and controls its risk exposures through various monitoring systems which evaluate AIGTG's market and credit risks, and through credit approvals and limits. At December 31, 2002, AIGTG did not have a significant concentration of credit risk from either an individual counter-party or group of counterparties.

      AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future obligations and liabilities of AIGFP and AIGTG arising from transactions entered into by AIGFP and AIGTG.

      (e) At December 31, 2002, ILFC had committed to purchase 523 aircraft deliverable from 2003 through 2010 at an estimated aggregate purchase price of $29.8 billion and had options to purchase 18 aircraft deliverable from 2003 through 2008 at an estimated aggregate purchase price of $1.3 billion. ILFC will be required to find customers for any aircraft acquired, and it must arrange financing for portions of the purchase price of such equipment.

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

      AIG continues to receive claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (hereinafter collectively referred to as environmental claims) and indemnity claims asserting injuries from asbestos. Estimation of asbestos and environmental claims loss reserves is a difficult process, as these claims, which emanate from policies written in 1984 and prior years, cannot be estimated by conventional reserving techniques. Asbestos and environmental claims development is affected by factors such as inconsistent court resolutions, the broadening of the intent of policies and scope of coverage and increasing number of new claims. AIG and other industry members have and will continue to litigate the broadening judicial interpretation of policy coverage and the liability issues. If the courts continue in the future to expand the intent of the policies and the scope of the coverage, as they have in the past, additional liabilities would emerge for amounts in excess of reserves held. This emergence cannot now be reasonably estimated, but could have a material impact on AIG's future operating results. The reserves carried for these claims as at December 31, 2002 ($2.14 billion gross; $696 million net) are believed to be adequate as these reserves are based on known facts and current law.

      AIG's general insurance companies have a special asbestos and environmental (A & E) claims unit actively managing A & E claims. AIG's experienced claims professionals evaluate case reserves for AIG losses at the earliest possible time, reserving to ultimate probable loss based upon known facts, current law, jurisdiction, policy language and other factors. AIG routinely reviews the adequacy of A & E case reserves. AIG does not discount A & E reserves.

                             American International Group, Inc. and Subsidiaries

      AIG uses primarily two methods to test the A & E reserves. One method, the Market Share method, produces indicated A & E reserve needs by applying the appropriate AIG company market share to estimated potential industry ultimate loss/loss expense based on the latest estimates from A.M. Best and Tillinghast. A second method, a frequency/severity approach, is also utilized. This approach utilizes current information as the basis of an analysis that predicts for the next 10 years (up to the year 2012 with respect to the year ended December 31, 2002), the number of future environmental claims expected and the average severity of each. The trend in frequency created is based upon assumptions judged by AIG to be the most reasonable. The trend in severity starts with initial severities based on actual average current severity (under the varying case adequacy assumptions) and trending forward under assumptions deemed most reasonable by AIG. A similar frequency/severity analysis is also performed for asbestos.

  A SUMMARY OF RESERVE ACTIVITY, INCLUDING ESTIMATES FOR APPLICABLE INCURRED BUT NOT REPORTED LOSSES AND LOSS EXPENSES, RELATING TO ASBESTOS AND ENVIRONMENTAL CLAIMS SEPARATELY AND COMBINED AT DECEMBER 31, 2002, 2001 AND 2000 FOLLOWS.

(in millions)
----------------------------------------------------------------------------------------------------------------------------------
                                                                     2002                    2001                    2000
                                                             --------------------    --------------------    ---------------------
                                                              GROSS        NET        Gross        Net        Gross        Net
==================================================================================================================================
Asbestos:
Reserve for losses and loss expenses at beginning of year    $ 1,114     $   312     $ 1,100     $   338     $ 1,093     $   306
Losses and loss expenses incurred*                               395         168         358          92         405          80
Losses and loss expenses paid*                                  (205)        (80)       (344)       (118)       (398)        (48)
----------------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year          $ 1,304     $   400     $ 1,114     $   312     $ 1,100     $   338
==================================================================================================================================
Environmental:
Reserve for losses and loss expenses at beginning of year    $ 1,115     $   407     $ 1,345     $   517     $ 1,519     $   585
Losses and loss expenses incurred*                              (140)        (44)        (41)        (34)        (44)        (45)
Losses and loss expenses paid*                                  (143)        (67)       (189)        (76)       (130)        (23)
----------------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year          $   832     $   296     $ 1,115     $   407     $ 1,345     $   517
==================================================================================================================================
Combined:
Reserve for losses and loss expenses at beginning of year    $ 2,229     $   719     $ 2,445     $   855     $ 2,612     $   891
Losses and loss expenses incurred*                               255         124         317          58         361          35
Losses and loss expenses paid*                                  (348)       (147)       (533)       (194)       (528)        (71)
----------------------------------------------------------------------------------------------------------------------------------
Reserve for losses and loss expenses at end of year          $ 2,136     $   696     $ 2,229     $   719     $ 2,445     $   855
==================================================================================================================================

*     All amounts pertain to policies underwritten in prior years.

      (g) Risk Based Capital (RBC) is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. Thus, inadequately capitalized general and life insurance companies may be identified.

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

      The statutory surplus of each of AIG's domestic general and life insurance subsidiaries exceeded their RBC standards as of December 31, 2002.

      To the extent that any of AIG's insurance entities would fall below prescribed levels of surplus, it would be AIG's intention to infuse necessary capital to support that entity.

      (h) SAI Deferred Compensation Holdings, Inc., a wholly-owned subsidiary of AIG, has established a deferred compensation plan for registered representatives of certain AIG subsidiaries, pursuant to which participants have the opportunity to invest deferred commissions and fees on a notional basis. The value of the deferred compensation fluctuates with the value of the deferred investment alternatives chosen. AIG has provided a full and unconditional guarantee of the obligations of SAI Deferred Compensation Holdings, Inc. to pay the deferred compensation under the plan.

13.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" (FAS 107) requires disclosure of fair value information about financial instruments, as defined therein, for which it is practicable to estimate such fair value. These financial instruments may or may not be recognized in the consolidated balance sheet. In the measurement of the fair value of certain financial instruments, quoted market prices were not available and other valuation techniques were utilized. These derived fair value estimates are significantly affected by the assumptions used. FAS 107 excludes certain financial instruments, including those related to insurance contracts.

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

      Policyholders' contract deposits: Fair values of policy-holder contract deposits were estimated using discounted cash flow calculations based upon interest rates currently being offered for similar contracts with maturities consistent with those remaining for the contracts being valued.

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

      Notes, bonds, loans and mortgages: Where practical, the fair values of these obligations were estimated using discounted cash flow calculations based upon AIG's current incremental borrowing rates for similar types of borrowings with maturities consistent with those remaining for the debt being valued.

                             American International Group, Inc. and Subsidiaries

THE CARRYING VALUES AND FAIR VALUES OF AIG'S FINANCIAL INSTRUMENTS AT DECEMBER 31, 2002 AND DECEMBER 31, 2001 AND THE AVERAGE FAIR VALUES WITH RESPECT TO DERIVATIVE POSITIONS DURING 2002 AND 2001 WERE AS FOLLOWS:

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                               2002                                2001
                                                                 --------------------------------    -------------------------------
                                                                                          AVERAGE                            Average
                                                                 CARRYING      FAIR        FAIR      Carrying      Fair       Fair
                                                                   VALUE       VALUE       VALUE       Value       Value      Value
====================================================================================================================================
Assets:
Fixed maturities                                                 $243,366    $243,366    $     --    $200,616    $200,616    $    --
Equity securities                                                   7,066       7,066          --       7,937       7,937         --
Mortgage loans on real estate, policy and collateral loans         19,928      21,244          --      18,967      19,615         --
Securities available for sale                                      16,687      16,687      16,796      17,801      17,801     17,096
Finance receivables, net of allowance                              15,857      15,888          --      13,955      13,253         --
Trading securities                                                  4,146       4,146       5,071       5,733       5,733      6,387
Spot commodities                                                      489         489         431         352         352        408
Unrealized gain on interest rate and currency swaps,
    options and forward transactions                               15,376      15,376      13,112      11,493      11,493     11,792
Trading assets                                                      4,786       4,786       4,769       6,234       6,234      7,111
Securities purchased under agreements to resell                    25,661      25,661          --      21,681      21,681         --
Other invested assets                                              12,680      12,680          --      12,704      12,704         --
Securities lending collateral                                      23,694      23,694          --      10,574      10,574         --
Short-term investments                                              6,993       6,993          --       7,168       7,168         --
Cash                                                                1,165       1,165          --         698         698         --
Liabilities:
Policyholders' contract deposits                                  142,160     143,519          --     119,402     116,040         --
Borrowings under obligations of guaranteed
    investment agreements                                          14,850      17,256          --      16,392      17,201         --
Securities sold under agreements to repurchase                      9,162       9,162          --      11,818      11,818         --
Trading liabilities                                                 3,825       3,825       3,856       4,372       4,372      4,714
Securities and spot commodities sold but not yet purchased         11,765      11,765       9,103       8,331       8,331      7,268
Unrealized loss on interest rate and currency swaps,
    options and forward transactions                               11,265      11,265       9,842       8,813       8,813      9,186
Trust deposits and deposits due to banks and other depositors       2,987       3,045          --       2,290       2,589         --
Commercial paper                                                    9,112       9,112          --      11,892      11,892         --
Notes, bonds, loans and mortgages payable                          47,923      49,071          --      37,447      34,640         --
====================================================================================================================================

14.   STOCK COMPENSATION PLANS

(a) At December 31, 2002, AIG had three types of stock-based compensation plans:
(i) a stock option plan; (ii) an incentive stock plan under which restricted stock units had been issued; and (iii) an employee stock purchase plan. AIG applied APB Opinion 25 "Accounting for Stock Issued to Employees" and related Interpretations (APB 25) in accounting for each plan. Accordingly, no compensation costs have been recognized for the plans.

      AIG will adopt Statement of Financial Accounting Standards No. 123 "Accounting for Awards of Stock Based Compensation to Employees" (FAS 123) and Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure" (FAS 148) effective January 1, 2003. FAS 123 requires that the fair value of shares granted under AIG's stock option plan, shares subscribed under AIG's employee stock purchase plan and AIG's restricted stock units be recognized in earnings over the respective vesting periods. The fair value of the stock options granted and the employee purchase plan shares subscribed will be determined through the use of an option-pricing model. The fair value of the restricted stock units is the share market value at the date of the grant. The impact of recognizing the fair value of the AIG's stock compensation is expected to be insignificant to AIG's earnings.

      FAS 148 provides transitioning guidance for a voluntary change of the application of FAS 123 and amends the disclosure requirements of FAS 123. Commencing January 1, 2003, AIG will be applying the "Prospective Method" in transitioning to the application of FAS 123. This method transitions the recognition with respect to stock based compensation to those awards granted or shares subscribed on or after January 1, 2003.

      The table which follows is not representative of the impact of AIG's 2003 adoption of the Prospective Method with respect to the implementation of FAS 123.

   HAD COMPENSATION COSTS FOR THESE PLANS BEEN DETERMINED CONSISTENT WITH THE METHOD OF FAS 123, AIG'S NET INCOME AND EARNINGS PER SHARE FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 WOULD HAVE BEEN REDUCED TO THE PRO FORMA AMOUNTS AS FOLLOWS:

(in millions, except per share amounts)
--------------------------------------------------------------------------------
                                              2002          2001          2000
================================================================================
Net income:
    As reported                            $   5,519     $   5,363     $   6,639
    Pro forma                                  5,464         5,226         6,593
Earnings per share -- diluted:
    As reported                            $    2.10     $    2.02     $    2.52
    Pro forma                                   2.07          1.97          2.50
================================================================================

      At December 31, 2002, AIG changed its option-pricing model from the Black-Scholes model to a binomial model (AIG model) that takes possible early exercise of options into account. The model uses the forfeiture and exercise historical experiences to determine the option value. It also takes into account the illiquid nature of employee options, something that the Black-Scholes model does not consider. For these reasons, AIG believes that the AIG model provides a fair value that is more representative of actual historic experience than that value calculated in previous years.

      The fair values with respect to 2001 and 2000 were recalculated using the AIG model. The pro forma recognition of such fair value had insignificant impact on the pro forma amounts disclosed above.

      The fair values of stock options granted during the three years ended December 31, 2002, 2001, and 2000 were $140 million, $195 million, including $90 million in fair value with respect to shares granted in connection with the AGC acquisition, and $58 million, respectively. The fair value of those options granted in each of the three years was derived using the AIG model.

      The following weighted average assumptions were used for stock options granted in 2002, 2001 and 2000, respectively: dividend yields of 0.26 percent,
0.19 percent and 0.17 percent; expected volatilities of 34 percent, 32 percent and 31 percent; risk-free interest rates of 4.33 percent, 4.85 percent and 6.14 percent; and expected terms of 7 years in each year.

      Also, included in the above table is the compensation expense with respect to AIG's employee stock purchase plan. The fair value calculated was derived by using the AIG model. The pro forma recognition of such fair value had an insignificant impact on the pro forma amounts disclosed above.

      The fair values of purchase privileges granted during the years ended December 31, 2002, 2001 and 2000 were $8 million, $12 million and $9 million, respectively. The weighted average fair values per share of those purchase rights granted in 2002, 2001 and 2000 were $12.42, $17.69 and $18.65, respectively. The fair value of each purchase right was derived at the date of the subscription using the AIG model.

      The following weighted average assumptions were used for purchase privileges granted in 2002, 2001 and 2000, respectively: dividend yields of 0.26 percent, 0.19 percent and 0.17 percent; expected volatilities of 34.0 percent,
32.0 percent and 31.0 percent; risk-free interest rates of 1.26 percent, 3.17 percent and 5.92 percent; and expected terms of 1 year.

      (I) STOCK OPTION PLAN: On September 15, 1999, the AIG Board of Directors adopted a 1999 stock option plan (the 1999 Plan), which provides that options to purchase a maximum of 15,000,000 shares of common stock can be granted to certain key employees and members of the Board of Directors at prices not less than fair market value at the date of grant. The 1999 Plan limits the maximum number of shares as

                             American International Group, Inc. and Subsidiaries
to which stock options may be granted to any employee in any one year to 375,000 shares. Options granted under this Plan expire not more than 10 years from the date of the grant. Options with respect to 27,500 shares, 25,000 shares and 12,000 shares were granted to non-employee members of the Board of Directors on May 15, 2002, May 16, 2001 and May 17, 2000, respectively. These options become exercisable on the first anniversary of the date of grant, expire 10 years from the date of grant and do not qualify for Incentive Stock Option Treatment under the Section 422 of the Internal Revenue Code (ISO Treatment). The Plan, and the options previously granted thereunder, were approved by the shareholders at the 2000 Annual Meeting of Shareholders. At December 31, 2002, 4,140,235 shares were reserved for future grants under the 1999 Plan. The 1999 Plan superseded the 1991 employee stock option plan (the 1991 Plan) and the previously superseded 1987 employee stock option plan (the 1987 Plan), although outstanding options granted under the 1991 Plan continue in force until exercise or expiration. At December 31, 2002, there were 20,537,641 shares reserved for issuance under the 1999 and 1991 Plans.

      During 2002 and 2001, AIG granted options with respect to 356,034 shares and 837,275 shares, respectively, which become exercisable on the fifth anniversary of the date of grant and expire 10 years from the date of grant. These options do not qualify for ISO Treatment. The agreements with respect to all other options granted to employees under these plans provide that 25 percent of the options granted become exercisable on the anniversary of the date of grant in each of the four years following that grant and expire 10 years from the date of the grant. As of December 31, 2002, outstanding options granted with respect to 10,234,385 shares qualified for ISO Treatment.

      At January 1, 1999, the merger date, SunAmerica Inc. had five stock-based compensation plans pursuant to which options, restricted stock and deferred share and share unit obligations had been issued and remained outstanding. Options granted under these plans had an exercise price equal to the market price on the date of grant, had a maximum term of ten years and generally became exercisable ratably over a five-year period. Substantially all of the SunAmerica Inc. options outstanding at the merger date became fully vested on that date and were converted into options to purchase AIG common stock at the exchange ratio of 0.855 shares of AIG common stock for each share of SunAmerica Inc. common stock. No further options can be granted under the SunAmerica Inc. plans, but outstanding options so converted continue in force until exercise or expiration. At December 31, 2002, there were 18,401,020 shares of AIG common stock reserved for issuance on exercise of options under these plans. None of these options qualified for ISO Treatment as of December 31, 2002.

      During 1999, AIG issued 1,009,968 shares of AIG common stock which vested on the effectiveness of the merger with SunAmerica Inc., and an additional 993,031 shares were issued pursuant to deferred share and share unit obligations. During 2000, deferred share and share unit obligations with respect to an additional 1,224,214 shares of AIG common stock vested, 142,105 shares were issued pursuant to deferred share and share unit obligations and an additional 1,082,109 shares were delivered into a trust in connection with a deferred compensation plan. During 2002 and 2001, deferred share and share unit obligations with respect to an additional 1,895 shares and 19,930 shares, respectively, of AIG common stock vested and were issued. No additional deferred share or share unit obligations may be granted under the SunAmerica plans. As of December 31, 2002, deferred share and share unit obligations with respect to 65,657 shares remained outstanding under the SunAmerica plans.

      In 1999, the AIG Board of Directors construed the AIG stock option plans to allow deferral of delivery of AIG shares otherwise deliverable upon the exercise of an option to a date or dates specified by the optionee upon the request of an optionee. During 2002, options with respect to 590,048 shares were exercised with delivery deferred. At December 31, 2002, optionees had made valid elections to defer delivery of 439,635 shares of AIG common stock upon exercise of options expiring during 2003.

      As a result of the acquisition of HSB in November 2000, HSB options outstanding at the acquisition date were fully vested and were converted into options to purchase AIG common stock at the exchange ratio of 0.4178 shares of AIG common stock for each share of HSB common stock. No further options can be granted under the HSB option plans, but outstanding options so converted continue in force until exercise or expiration. At December 31, 2002, there were 1,413,268 shares of AIG common stock reserved for issuance under the HSB option plans, none of which qualified for ISO Treatment.

      At August 29, 2001, AGC had stock-based compensation plans pursuant to which options and restricted share units had been issued and remained outstanding. Options granted under these plans had an exercise price equal to the market price on the date of the grant, had a maximum term of ten years and generally became exercisable ratably over a three-year period. All of the AGC options outstanding at the acquisition date became fully vested on that date and were converted into options to purchase AIG common stock at an exchange ratio of
0.5790 shares of AIG common stock for each share of AGC common stock. No further options can be granted under the AGC plans, but outstanding options so converted continue in force until exercise or expiration. At December 31, 2002, there were 13,862,087 shares of AIG common stock reserved for issuance on exercise of options under these plans. Options with respect to 1,898,266 of these shares qualified for ISO Treatment as of December 31, 2002.

ADDITIONAL INFORMATION WITH RESPECT TO AIG'S PLANS AT DECEMBER 31, 2002, AND CHANGES FOR THE THREE YEARS THEN ENDED, WERE AS FOLLOWS:

----------------------------------------------------------------------------------------------------------------------
                                                                          2002                         2001
                                                              ---------------------------  ---------------------------
                                                                              WEIGHTED                     Weighted
                                                                              AVERAGE                      Average
                                                                SHARES     EXERCISE PRICE    Shares     Exercise Price
======================================================================================================================
Shares Under Option:
Outstanding at beginning of year                              54,295,320       $42.68      38,171,151       $31.53
Outstanding at beginning of year - AGC                                --           --      15,100,013        51.87
Granted                                                        5,683,324        66.17       8,771,982        71.56
Assumed upon acquisition from HSB                                     --           --              --           --
Exercised                                                     (4,242,718)       35.04      (6,209,008)       41.16
Exercised, delivery deferred                                    (590,048)        6.60        (847,128)        3.76
Forfeited                                                       (931,862)       72.29        (691,690)       55.55
----------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                                    54,214,016       $45.63      54,295,320       $42.68
----------------------------------------------------------------------------------------------------------------------
Options exercisable at year-end                               43,978,843       $39.30      47,346,372       $37.39
----------------------------------------------------------------------------------------------------------------------
Weighted average fair value per share of options granted                       $24.65                       $22.25
======================================================================================================================

-----------------------------------------------------------------------------------------
                                                                          2000
                                                              ---------------------------
                                                                              Weighted
                                                                              Average
                                                                Shares     Exercise Price
=========================================================================================
Shares Under Option:
Outstanding at beginning of year                              41,415,126       $23.29
Outstanding at beginning of year - AGC                                --           --
Granted                                                        2,179,220        95.48
Assumed upon acquisition from HSB                              1,605,468        81.43
Exercised                                                     (5,796,592)       13.80
Exercised, delivery deferred                                    (760,070)        3.06
Forfeited                                                       (472,001)       36.70
-----------------------------------------------------------------------------------------
Outstanding at end of year                                    38,171,151       $31.53
-----------------------------------------------------------------------------------------
Options exercisable at year-end                               32,778,411       $24.87
-----------------------------------------------------------------------------------------
Weighted average fair value per share of options granted                       $34.22
=========================================================================================

      In addition, at December 31, 2002, options to purchase 358,594 shares at a weighted average exercise price of $20.31 had been previously granted to AIG non-employee directors and remained outstanding.

INFORMATION ABOUT STOCK OPTIONS OUTSTANDING AT DECEMBER 31, 2002, IS SUMMARIZED AS FOLLOWS:

------------------------------------------------------------------------------------------------------------------------------------
                                                        OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                                       -----------------------------------------------------         -------------------------------
                                                              WEIGHTED           WEIGHTED                                WEIGHTED
                                         NUMBER          AVERAGE REMAINING       AVERAGE               NUMBER            AVERAGE
                                       OUTSTANDING       CONTRACTUAL LIFE     EXERCISE PRICE         EXERCISABLE      EXERCISE PRICE
====================================================================================================================================
Range of Exercise Prices:
$  4.47- 14.44                          7,380,455            2.0 years            $ 7.87              7,380,455           $ 7.87
  15.31- 24.68                          8,903,526            3.7 years             20.30              8,903,526            20.30
  25.42- 38.43                          7,974,008            5.1 years             34.52              7,974,008            34.52
  40.24- 57.80                          7,823,354            6.4 years             52.32              7,767,954            52.30
  58.74- 63.67                          9,869,612            7.8 years             60.10              5,346,248            59.17
  64.01- 77.17                          4,629,753            7.7 years             66.84              4,210,465            66.45
  78.65 - 100.57                        7,633,308            8.3 years             84.83              2,396,187            88.38
------------------------------------------------------------------------------------------------------------------------------------
                                       54,214,016                                 $45.63             43,978,843           $39.30
====================================================================================================================================

      (II) 2002 STOCK INCENTIVE PLAN: AIG's 2002 Stock Incentive Plan was adopted at its 2002 shareholders' meeting and amended and restated by the AIG Board of Directors on September 18, 2002. This plan provides that equity-based or equity-related awards with respect to up to a maximum of 16,000,000 shares of common stock can be issued to officers, employees or members of the Board of Directors of AIG. Under the Plan, no grantee may receive awards covering more than 250,000 shares of common stock. During 2002, AIG granted restricted stock units (RSUs) relating to 171,215 shares of common stock to employees. These RSUs will vest on the fourth anniversary of the date of grant assuming continued employment through such date. AIG reserves the right to make payment for the RSUs in shares of common stock or the cash equivalent on the date of vesting. At December 31, 2002, there were 15,828,785 shares of common stock reserved for issuance in connection with future grants of awards under the Plan.

      (III) PERFORMANCE-BASED RESTRICTED STOCK UNITS: During 2002 and 2001, AIG issued performance-based restricted stock units with respect to 4,783 shares and 124,365 shares, respectively, of AIG common stock in connection with contractual obligations as a result of the AGC acquisition.

      (IV) EMPLOYEE STOCK PURCHASE PLAN: AIG's 1996 Employee Stock Purchase Plan was adopted at its 1996 shareholders' meeting and became effective as of July 1, 1996. Eligible employees may receive privileges to purchase up to an aggregate of 4,218,750 shares of AIG common stock, at a price equal to 85 percent of the fair market value on the date of the grant of the purchase privilege. Purchase privileges are granted annually and were originally limited to the number of whole shares that could be purchased by an amount equal to 5 percent of an employee's annual salary or $5,500, whichever was less. Beginning with the January 1, 1998

                             American International Group, Inc. and Subsidiaries
subscription, the maximum allowable purchase limitation increased to 10 percent of an employee's annual salary or $10,000 per year, whichever is less, and the eligibility requirement was reduced from two years to one year.

      There were 274,442 shares, 503,847 shares and 742,773 shares issued under the 1996 plan at weighted average prices of $70.76, $62.02 and $52.66 for the years ended December 31, 2002, 2001 and 2000, respectively. The excess or deficit of the proceeds over the par value or cost of the common stock issued under these plans was credited or charged to additional paid-in capital.

      As of December 31, 2002, there were 636,853 shares of common stock subscribed to at a weighted average price of $54.52 per share pursuant to grants of privileges under the 1996 plan. There were 56,720 shares available for the grant of future purchase privileges under the 1996 plan at December 31, 2002.

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

AGC STOCK OPTION ACTIVITY WAS AS FOLLOWS:

--------------------------------------------------------------------------------
                                                                   2000
                                                           ---------------------
                                                           Average
                                                           Options      Exercise
                                                           (000's)       Price
--------------------------------------------------------------------------------
Balance at January 1                                       11,405        $48.91
Granted                                                     5,437         55.32
Exercised                                                  (1,084)        35.42
Forfeited                                                    (658)        56.41
--------------------------------------------------------------------------------
Balance at December 31                                     15,100        $51.87
--------------------------------------------------------------------------------
Exercisable at December 31                                  5,898        $44.87
--------------------------------------------------------------------------------
Weighted average fair value
    per share of options granted                                         $16.93
================================================================================

      Options could not be exercised prior to six months after, nor after 10 years from, grant date. For certain stock options, one reload option was granted for each previously-owned share of common stock tendered to exercise options. Reload options vested immediately and were exercisable for the remaining term of the original options. Reload options are no longer being granted.

15.   EMPLOYEE BENEFITS

(a) Employees of AIG, its subsidiaries and certain affiliated companies, including employees in foreign countries, are generally covered under various funded and insured pension plans. Eligibility for participation in the various plans is based on either completion of a specified period of continuous service or date of hire, subject to age limitation.

      The HSB retirement plan was merged into the AIG U.S. retirement plan effective April 1, 2001. The AGC retirement plan was merged into the AIG U.S. retirement plan effective January 1, 2002.

      AIG's U.S. retirement plan is a qualified, noncontributory, defined benefit plan. All qualified employees, other than those of 21st Century, who have attained age 21 and completed twelve months of continuous service are eligible to participate in this plan. An employee with 5 or more years of service is entitled to pension benefits beginning at normal retirement at age
65. Benefits are based upon a percentage of average final compensation multiplied by years of credited service limited to 44 years of credited service with the exception of AGC employees where the credited service limitation is 40 years of credited service. The average final compensation is subject to certain limitations. Annual funding requirements are determined based on the "projected unit credit" cost method which attributes a pro rata portion of the total projected benefit payable at normal retirement to each year of credited service. AIG SunAmerica began participation in the plan on January 1, 2003.

      AIG has adopted a Supplemental Executive Retirement Plan (Supplemental
Plan) to provide additional retirement benefits to designated executives and key employees. Under the Supplemental Plan, the annual benefit, not to exceed 60 percent of average final compensation, accrues at a percentage of average final pay multiplied for each year of credited service reduced by any benefits from the current and any predecessor retirement plans, Social Security, if any, and from any qualified pension plan of prior employers. The Supplemental Plan also provides a benefit equal to the reduction in benefits payable under the AIG U.S. retirement plan as a result of Federal tax limitations on benefits payable there-under. Currently, the Supplemental Plan is unfunded. AGC has adopted a Supplemental Plan which is similar to AIG's. HSB has adopted a separate Supplemental Plan.

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

      AIG's U.S. postretirement medical and life insurance benefits are based upon the employee electing immediate retirement and having a minimum of ten years of service. Retirees who were age 65 by May 1, 1989 and their dependents participate in the medical plan at no cost. Employees who retired after May 1, 1989 and on or prior to January 1, 1993 pay the active employee premium if under age 65 and 50 percent of the active employee premium if over age 65. Retiree contributions are subject to adjustment annually. Other cost sharing features of the medical plan include deductibles, coinsurance and Medicare coordination and a lifetime maximum benefit of $2.0 million. The maximum life insurance benefit prior to age 70 is $32,500, with a maximum of $25,000 thereafter.

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

      (b) AIG sponsors a voluntary savings plan for domestic employees (a 401(k) plan), which, during the three years ended December 31, 2002, provided for salary reduction contributions by employees and matching contributions by AIG of up to 6 percent of annual salary depending on the employees' years of service.

      (c) AIG SunAmerica sponsors a voluntary savings plan for its employees (the SunAmerica 401(k) plan), which, during the three years ended December 31, 2002, provided for salary reduction contributions by qualifying employees and matching contributions by AIG SunAmerica of up to 4 percent of qualifying employees' annual salaries. Under an Executive Savings Plan, designated AIG SunAmerica executives also could defer up to 90 percent of cash compensation during the three years ended December 31, 2002, and AIG SunAmerica matched 4 percent of the participants' base salaries deferred.

      (d) AGC sponsors a voluntary savings plan for its employees (the AGC 401(k) plan), which provides for salary reduction contributions by employees and matching contributions by AGC of up to 4.5 percent of annual salary.

      (e) HSB sponsored a voluntary savings plan for its employees (the HSB 401(k) plan), which provided for salary reduction contributions by employees and matching contributions by HSB of up to 6 percent of annual salary. The HSB voluntary savings plan merged into the AIG voluntary savings plan on January 1, 2002.

                             American International Group, Inc. and Subsidiaries

      (f) AIG has certain benefits provided to inactive employees who are not retirees. Certain of these benefits are insured and expensed currently; other expenses are provided for currently. Such uninsured expenses include medical and life insurance continuation, and COBRA medical subsidies.

   THE FOLLOWING TABLE SETS FORTH THE CHANGE IN BENEFIT OBLIGATION, CHANGE IN PLAN ASSETS AND WEIGHTED AVERAGE ASSUMPTIONS ASSOCIATED WITH VARIOUS PENSION PLAN AND POSTRETIREMENT BENEFITS. THE WEIGHTED AVERAGE ACTUARIAL ASSUMPTIONS WITH RESPECT TO ALL PLANS PRESENTED WERE 5.52 PERCENT DISCOUNT RATE, 7.96 PERCENT AS TO THE EXPECTED RETURN ON PLAN ASSETS AND 3.59 PERCENT AS TO THE RATE OF COMPENSATION INCREASE. THE AMOUNTS ARE RECOGNIZED IN THE ACCOMPANYING CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2002 AND 2001:

(in millions)
--------------------------------------------------------------------------------------------------------------------------------
                                                                PENSION BENEFITS                        OTHER BENEFITS
                                                       ----------------------------------     ----------------------------------
                                                       NON-U.S.       U.S.                    NON-U.S.       U.S.
2002                                                    PLANS        PLANS         TOTAL       PLANS        PLANS         TOTAL
================================================================================================================================
Change in benefit obligation:
    Benefit obligation at beginning of year            $   958      $ 1,829      $ 2,787      $    12      $   233      $   245
    Service cost                                            48           74          122            1            4            5
    Interest cost                                           30          141          171            1           16           17
    Participant contributions                                6           --            6           --           --           --
    Actuarial loss                                          18          182          200            2           24           26
    Plan amendments and mergers                            (20)           3          (17)          --          (19)         (19)
    Benefits paid                                          (64)         (81)        (145)          --          (20)         (20)
    Effect of foreign currency fluctuation                 111           --          111           --           --           --
    Curtailment                                            (16)          (2)         (18)          --           --           --
--------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                      $ 1,071      $ 2,146      $ 3,217      $    16      $   238      $   254
================================================================================================================================
Change in plan assets:
    Fair value of plan assets at beginning of year     $   455      $ 1,930      $ 2,385      $    --      $    --      $    --
    Actual return on plan assets net of expenses           (22)        (234)        (256)          --           --           --
    Employer contributions                                  57           82          139           --           20           20
    Participant contributions                                6           --            6           --           --           --
    Benefits paid                                          (64)         (81)        (145)          --          (20)         (20)
    Effect of foreign currency fluctuation                  53           --           53           --           --           --
    Curtailment                                             (6)          --           (6)          --           --           --
--------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year*              $   479      $ 1,697      $ 2,176      $    --      $    --      $    --
================================================================================================================================
Reconciliation of funded status:
    Funded status                                      $  (592)     $  (449)     $(1,041)     $   (16)     $  (238)     $  (254)
    Unrecognized actuarial (gain)/loss                     189          809          998           --           48           48
    Unrecognized transition obligation                       5            1            6           --           --           --
    Unrecognized prior service cost                        (15)          20            5           --          (52)         (52)
--------------------------------------------------------------------------------------------------------------------------------
Net amount recognized at year end                      $  (413)     $   381      $   (32)     $   (16)     $  (242)     $  (258)
================================================================================================================================
Amounts recognized in the statement of
    financial position consist of:
    Prepaid benefit cost                               $     2      $   520      $   522      $    --      $    --      $    --
    Accrued benefit liability                             (583)        (162)        (745)         (16)        (242)        (258)
    Intangible asset                                       168           23          191           --           --           --
--------------------------------------------------------------------------------------------------------------------------------
Net amount recognized at year end                      $  (413)     $   381      $   (32)     $   (16)     $  (242)     $  (258)
================================================================================================================================

For measurement purposes, a 7.5 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2002.

The rate was assumed to decrease gradually to 5.0 percent for 2008 and remain at that level thereafter.

* Plan assets are invested primarily in fixed-income securities and listed stocks.

(in millions)
-------------------------------------------------------------------------------------------------------------------------------
                                                               Pension Benefits                        Other Benefits
                                                      ----------------------------------     ----------------------------------
                                                      Non-U.S.       U.S.                    Non-U.S.       U.S.
2001                                                   Plans        Plans        Total        Plans        Plans        Total
===============================================================================================================================
Change in benefit obligation:
   Benefit obligation at beginning of year            $   462      $ 1,415      $ 1,877      $    10      $   197      $   207
   Acquisition                                            533          211          744           --           28           28
   Service cost                                            38           70          108            1            4            5
   Interest cost                                           25          127          152           --           16           16
   Participant contributions                                5           --            5           --           --           --
   Actuarial loss                                          38          102          140            1            9           10
   Plan amendment                                          --            4            4           --           --           --
   Benefits paid                                          (75)         (90)        (165)          --          (21)         (21)
   Effect of foreign currency fluctuation                 (59)          --          (59)          --           --           --
   Curtailment                                             (9)         (10)         (19)          --           --           --
-------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                     $   958      $ 1,829      $ 2,787      $    12      $   233      $   245
===============================================================================================================================
Change in plan assets:
   Fair value of plan assets at beginning of year     $   255      $ 1,936      $ 2,191      $    --      $    --      $    --
   Acquisition                                            203          277          480           --           --           --
   Actual return on plan assets net of expenses           (32)        (227)        (259)          --           --           --
   Employer contributions                                 126           45          171           --           21           21
   Participant contributions                                5           --            5           --           --           --
   Benefits paid                                          (75)         (90)        (165)          --          (21)         (21)
   Asset adjustment                                        --           (1)          (1)          --           --           --
   Effect of foreign currency fluctuation                 (25)          --          (25)          --           --           --
   Curtailment                                             (2)         (10)         (12)          --           --           --
-------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year*             $   455      $ 1,930      $ 2,385      $    --      $    --      $    --
===============================================================================================================================
Reconciliation of funded status:
   Funded status                                      $  (503)     $   101      $  (402)     $   (12)     $  (233)     $  (245)
   Unrecognized actuarial (gain)/loss                     131          224          355           --           25           25
   Unrecognized transition obligation                       6            2            8           --           --           --
   Unrecognized prior service cost                          4           21           25           --          (38)         (38)
   Benefit payments                                        --           --           --           --            2            2
-------------------------------------------------------------------------------------------------------------------------------
Net amount recognized at year end                     $  (362)     $   348      $   (14)     $   (12)     $  (244)     $  (256)
===============================================================================================================================
Amounts recognized in the statement of
   financial position consist of:
   Prepaid benefit cost                               $     1      $   492      $   493      $    --      $    --      $    --
   Accrued benefit liability                             (458)        (172)        (630)         (12)        (244)        (256)
   Intangible asset                                        95           28          123           --           --           --
-------------------------------------------------------------------------------------------------------------------------------
Net amount recognized at year end                     $  (362)     $   348      $   (14)     $   (12)     $  (244)     $  (256)
===============================================================================================================================

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

                             American International Group, Inc. and Subsidiaries

THE NET BENEFIT COST FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 INCLUDED THE FOLLOWING COMPONENTS:

(in millions)
-----------------------------------------------------------------------------------------------------------
                                                     PENSION BENEFITS                 OTHER BENEFITS
                                              -----------------------------    ----------------------------
                                              NON-U.S.     U.S.                NON-U.S.    U.S.
                                               PLANS      PLANS      TOTAL      PLANS     PLANS      TOTAL
===========================================================================================================
2002
Components of net period benefit cost:
    Service cost                               $  48      $  74      $ 122      $   1     $   4      $   5
    Interest cost                                 30        141        171          1        16         17
    Expected return on assets                    (19)      (176)      (195)        --        --         --
    Amortization of prior service cost            --          2          2         --        (6)        (6)
    Amortization of transitional liability         2          1          3         --        --         --
    Recognized actuarial loss                     15          3         18         --        --         --
    Gain due to Curtailment on Settlement        (10)         3         (7)        --         1          1
-----------------------------------------------------------------------------------------------------------
Net periodic benefit cost                      $  66      $  48      $ 114      $   2     $  15      $  17
===========================================================================================================
2001
Components of net period benefit cost:
    Service cost                               $  38      $  70      $ 108      $   1     $   4      $   5
    Interest cost                                 25        127        152         --        16         16
    Expected return on assets                    (16)      (204)      (220)        --        --         --
    Amortization of prior service cost             2          3          5         --        (4)        (4)
    Amortization of transitional liability         2          1          3         --        --         --
    Recognized actuarial loss                      5          2          7         --        --         --
    Gain due to Curtailment on Settlement         (7)        18         11         --        --         --
-----------------------------------------------------------------------------------------------------------
Net periodic benefit cost                      $  49      $  17      $  66      $   1     $  16      $  17
===========================================================================================================
2000
Components of net period benefit cost:
    Service cost                               $  32      $  57      $  89      $   1     $   4      $   5
    Interest cost                                 15        101        116         --        16         16
    Expected return on assets                    (12)      (172)      (184)        --        --         --
    Amortization of prior service cost             2          2          4         --        (4)        (4)
    Amortization of transitional liability         2          1          3         --        --         --
    Recognized actuarial loss                      2        (11)        (9)        --        --         --
-----------------------------------------------------------------------------------------------------------
Net periodic benefit cost                      $  41      $ (22)     $  19      $   1     $  16      $  17
===========================================================================================================

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $1.32 billion, $1.18 billion and $535 million, respectively, as of December 31, 2002 and $1.19 billion, $1.06 billion and $499 million as of December 31, 2001.

      At December 31, 2002, there were 1.2 million shares of AIG common stock with a value of $69.9 million included in the plan assets. The benefit plans have purchased annuity contracts from AIG's subsidiaries to provide $56 million of future annual benefits principally to certain AGC retirees.

      On December 31, 1998, AIG amended its retirement and postretirement healthcare plan to provide increased benefits to certain employees who retire prior to age 65. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan.

A ONE-PERCENTAGE-POINT CHANGE IN ASSUMED HEALTHCARE COST TREND RATES WOULD HAVE THE FOLLOWING EFFECTS:

(in millions)
--------------------------------------------------------------------------------
                                                  1-PERCENTAGE     1-PERCENTAGE
                                                 POINT INCREASE   POINT DECREASE
================================================================================
Effect on total of service and interest
    cost components                                    $1               $1
Effect on postretirement benefit obligation             7                7
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

Participation in the SICO Plan by any person, and the amount of such participation, is at the sole discretion of SICO's Board of Directors, and none of the costs of the various benefits provided under such plan is paid by or charged to AIG. The SICO Plan provides that shares currently owned by SICO may be set aside by SICO for the benefit of the participant and distributed upon retirement. The SICO Board of Directors may permit an early pay-out of units under certain circumstances. Prior to pay-out, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant's voluntary termination of employment with AIG prior to normal retirement age. In addition, SICO's Board of Directors may elect to pay a participant cash in lieu of shares of AIG common stock. If the expenses of the SICO Plan had been reflected by AIG, the pre-tax amounts accrued would have been $49.4 million, $55.7 million and $76.8 million for 2002, 2001 and 2000, respectively.

17.   LEASES

(a) AIG and its subsidiaries occupy leased space in many locations under various long-term leases and have entered into various leases covering the long-term use of data processing equipment.

   AT DECEMBER 31, 2002, THE FUTURE MINIMUM LEASE PAYMENTS UNDER OPERATING LEASES WERE AS FOLLOWS:

(in millions)
================================================================================
2003                                                                      $  477
2004                                                                         346
2005                                                                         248
2006                                                                         179
2007                                                                         139
Remaining years after 2007                                                   716
--------------------------------------------------------------------------------
Total                                                                     $2,105
================================================================================


      Rent expense approximated $503 million, $472 million and $412 million for the years ended December 31, 2002, 2001 and 2000 respectively.

   (B) MINIMUM FUTURE RENTAL INCOME ON NONCANCELABLE OPERATING LEASES OF FLIGHT EQUIPMENT WHICH HAVE BEEN DELIVERED AT DECEMBER 31, 2002 WAS AS FOLLOWS:

(in millions)
================================================================================
2003                                                                     $ 2,306
2004                                                                       2,081
2005                                                                       1,790
2006                                                                       1,451
2007                                                                       1,145
Remaining years after 2007                                                 2,913
--------------------------------------------------------------------------------
Total                                                                    $11,686
================================================================================

      Flight equipment is leased, under operating leases, with remaining terms ranging from one to 15 years.

18.   OWNERSHIP AND TRANSACTIONS WITH RELATED PARTIES

(A) OWNERSHIP: The directors and officers of AIG, together with C.V. Starr & Co., Inc. (Starr), a private holding company, The Starr Foundation and Starr International Company, Inc. (SICO), a private holding company, owned or otherwise controlled approximately 21 percent of the voting stock of AIG at December 31, 2002. Six directors of AIG also serve as directors of Starr and SICO.

      (B) TRANSACTIONS WITH RELATED PARTIES: During the ordinary course of business, AIG and its subsidiaries pay commissions to Starr and its subsidiaries for the production and management of insurance business. There are no significant receivables from/payables to related parties at December 31, 2002. Payment for the production of insurance business to Starr aggregated approximately $116 million in 2002, $88 million in 2001 and $60 million in 2000, from which Starr generally is required to pay commissions due originating brokers and its operating expenses. AIG also received approximately $17 million in 2002 and $14 million in both 2001 and 2000 from Starr and paid approximately $352,000 in 2002, $320,000 in 2001 and $224,000 in 2000 to Starr in rental fees and $262,000 for services in 2002, 2001 and 2000. AIG also received approximately $3 million in 2002 and $4 million in 2001 and $1 million in 2000, respectively, from SICO and paid approximately $1 million in each of the years 2002, 2001 and 2000 to SICO as reimbursement for services rendered at cost. AIG also paid to SICO $5 million in 2002, and $4 million in both 2001 and 2000 in rental fees.

19.   ACQUISITION, RESTRUCTURING AND RELATED CHARGES

During the third quarter of 2001, AGC was consolidated into AIG and charges in connection with this acquisition totaled $1.36 billion for that quarter. During the second quarter of 2001, AGC incurred $654 million in connection with the termination of its merger agreement with Prudential plc. Thus, for all of 2001, AIG incurred $2.02 billion of charges in connection with the acquisition of AGC.

      With respect to the charges of $1.36 billion incurred in the third quarter of 2001, approximately $512 million was related to direct costs of the acquisition. Of the $512 million, $85 million was attributable to investment banking, legal and accounting fees. The remaining direct costs of $427 million were related to employee severance and other termination benefits, and other compensation costs related to change in control agreements with AGC executives. The costs were also based in part on a projected elimination of positions, in accordance with AIG's post-business combination plans, which were intended to enhance the effectiveness and efficiency of the combined operations.

                             American International Group, Inc. and Subsidiaries

      Of the total direct costs of $512 million, $416 million or 82 percent have been paid as of December 31, 2002, including approximately $305 million paid during 2001. In addition, during 2002, $32 million of liabilities were utilized to absorb other insignificant merger-related expenses. The balance, $64 million, is recorded as a component of "Other Liabilities" as of December 31, 2002.

      With respect to the elimination of positions, 2,287 terminations were included in AIG's original post-business combination plans. As of December 31, 2002, terminations totaled 1,714, including 609 made during 2001. The remaining 573 terminations are scheduled to occur in 2003, in accordance with AGC's employee termination program.

      The indirect costs of $851 million represented charges resulting from post-business combination plans, recognizing that certain assets will have no future economic benefit or ability to generate future revenues. Such charges include asset impairments charges related to software, leasehold improvements and certain goodwill. Also included were certain adjustments associated with conforming AGC's balances to AIG's existing accounting policies and methodologies. Of the $851 million, $782 million had been applied as of December 31, 2002, including $669 million in 2001. The balance, $69 million, remains outstanding and is reflected as a component of "Other Liabilities" as of December 31, 2002.

20.   SPECIAL PURPOSE VEHICLES

AIG is a party to numerous entities that may be considered to be Variable Interest Entities (VIEs) under FIN46. Principally, such entities include special purpose vehicles (SPVs). AIG uses SPVs primarily in connection with certain guaranteed investment contract programs (GIC Programs) written by its life insurance subsidiaries, certain products provided by AIGFP, and certain invested asset and asset management activities.

      In the GIC Programs, AIG's life insurance subsidiaries (principally SunAmerica Life Insurance Company) provide guaranteed investment contracts
(GICs) to SPVs which are not controlled by AIG. The SPVs issue notes or bonds which are sold to third party institutional investors. Neither AIG nor the insurance company issuing the GICs has any obligation to the investors in the notes or bonds. The proceeds from the SPVs issuance of securities are used to invest in the GICs. The insurance company subsidiaries use these proceeds to invest in a diversified portfolio of securities, primarily investment grade bonds. Both the assets and the liabilities of the insurance companies arising from these GIC Programs are presented in AIG's consolidated balance sheet. Thus, at December 31, 2002, approximately $29 billion of policyholders' contract deposits represented liabilities from issuances of GICs included in these GIC Programs, offset by the proceeds from the issuances included as insurance invested assets.

      AIGFP uses SPVs as an integral part of its ongoing operations with respect to specific structured transactions with independent third parties. In most instances, AIGFP controls and manages the assets and liabilities with respect to these SPVs, subject to certain transaction specific limitations. These SPVs are fully consolidated by AIG. AIGFP also sponsors an SPV that issues commercial paper and secured liquidity notes to third-party institutional investors. This SPV uses the proceeds of these offerings to obtain beneficial interests in certain financial assets (total assets of approximately $900 million), which serve as collateral for the securities issued by the SPV. AIGFP provides credit and liquidity support to this SPV, which is not consolidated by AIG.

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

      AIG provides investment management services to certain SPVs. AIG receives management fees for these services and may take a minority ownership interest in these SPVs, which interests are then included as investments in AIG's consolidated balance sheet. AIG services may be terminated with or without cause.

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

21.   SUMMARY OF QUARTERLY FINANCIAL INFORMATION UNAUDITED

   THE FOLLOWING QUARTERLY FINANCIAL INFORMATION FOR EACH OF THE THREE MONTHS ENDED MARCH 31, JUNE 30, SEPTEMBER 30 AND DECEMBER 31, 2002 AND 2001 IS UNAUDITED. HOWEVER, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ADJUSTMENTS) NECESSARY TO PRESENT FAIRLY THE RESULTS OF OPERATIONS FOR SUCH PERIODS, HAVE BEEN MADE FOR A FAIR PRESENTATION OF THE RESULTS SHOWN.

                                                                            THREE MONTHS ENDED
                                          --------------------------------------------------------------------------------------
                                               MARCH 31,              JUNE 30,           SEPTEMBER 30,          DECEMBER 31,
                                          -------------------   -------------------   -------------------   --------------------
(in millions, except per share amounts)     2002       2001       2002       2001       2002       2001       2002        2001
================================================================================================================================
Revenues                                  $ 16,137   $ 14,793   $ 16,662   $ 15,153   $ 17,150   $ 15,582   $ 17,533    $ 16,238
Net income (loss)                            1,980      1,855      1,801      1,315      1,841        327       (103)      1,866
================================================================================================================================
Net income per common share:
    Basic                                 $   0.76   $   0.71   $   0.69   $   0.50   $   0.70   $   0.12   $  (0.04)   $   0.72
    Diluted                                   0.75       0.70       0.68       0.50       0.70       0.12      (0.03)       0.70
Average shares outstanding:
    Basic                                    2,615      2,623      2,613      2,621      2,610      2,620      2,610       2,615
    Diluted                                  2,641      2,651      2,640      2,651      2,634      2,651      2,633       2,645
================================================================================================================================

                             American International Group, Inc. and Subsidiaries

22.   INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT BY AGC

   THE FOLLOWING CONDENSED CONSOLIDATING FINANCIAL STATEMENTS ARE PROVIDED IN COMPLIANCE WITH REGULATION S-X OF THE SECURITIES AND EXCHANGE COMMISSION. AGC IS A HOLDING COMPANY AND A WHOLLY-OWNED SUBSIDIARY OF AIG. AIG PROVIDES A FULL AND UNCONDITIONAL GUARANTEE OF ALL OUTSTANDING DEBT OF AGC.

   CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                             AMERICAN
                                                           INTERNATIONAL
                                                            GROUP, INC.       AGC           OTHER                       CONSOLIDATED
(in millions)                                                GUARANTOR       ISSUER      SUBSIDIARIES    ELIMINATIONS       AIG
====================================================================================================================================
Assets:
    Invested assets                                          $  1,208       $     --       $428,496       $ (6,108)       $423,596
    Cash                                                           18              1          1,146             --           1,165
    Carrying value of subsidiaries and partially
        owned companies, at equity                             59,003         17,981         12,607        (88,016)          1,575
    Other assets                                                2,450          2,714        130,049           (320)        134,893
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                 $ 62,679       $ 20,696       $572,298       $(94,444)       $561,229
====================================================================================================================================
Liabilities:
    Insurance liabilities                                    $    422       $     --       $296,474       $    (30)       $296,866
    Debt                                                        2,606          3,200         72,356         (6,277)         71,885
    Other liabilities                                             548          3,197        127,716           (239)        131,222
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                               3,576          6,397        496,546         (6,546)        499,973
====================================================================================================================================
Preferred shareholders' equity in subsidiary companies             --             --          2,153             --           2,153
Total Capital Funds                                            59,103         14,299         73,599        (87,898)         59,103
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities, Preferred Shareholders' Equity
    in Subsidiary Companies and Capital Funds                $ 62,679       $ 20,696       $572,298       $(94,444)       $561,229
------------------------------------------------------------------------------------------------------------------------------------

December 31, 2001
====================================================================================================================================
                                                             American
                                                          International
                                                           Group, Inc.        AGC            Other                      Consolidated
(in millions)                                               Guarantor        Issuer      Subsidiaries    Eliminations        AIG
====================================================================================================================================
Assets:
    Invested assets                                          $  1,405       $     --       $359,891       $ (3,371)       $357,925
    Cash                                                            1              1            696             --             698
    Carrying value of subsidiaries and partially
        owned companies, at equity                             52,117         12,022          3,509        (66,746)            902
    Other assets                                                2,395          2,799        129,276           (934)        133,536
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                 $ 55,918       $ 14,822       $493,372       $(71,051)       $493,061
====================================================================================================================================
Liabilities:
    Insurance liabilities                                    $    320       $     --       $256,219       $     --        $256,539
    Debt                                                        2,119          5,500         61,048         (2,936)         65,731
    Other liabilities                                           1,329          1,267        114,735           (892)        116,439
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                               3,768          6,767        432,002         (3,828)        438,709
------------------------------------------------------------------------------------------------------------------------------------
Preferred shareholders' equity in subsidiary companies             --             --          2,602           (400)          2,202
Total Capital Funds                                            52,150          8,055         58,768        (66,823)         52,150
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities, Preferred Shareholders' Equity
    in Subsidiary Companies and Capital Funds                $ 55,918       $ 14,822       $493,372       $(71,051)       $493,061
====================================================================================================================================

22.   INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT BY AGC
      (continued)

   CONDENSED CONSOLIDATING STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------------------------------------------------------
                                                      AMERICAN
                                                   INTERNATIONAL
                                                    GROUP, INC.         AGC             OTHER                       CONSOLIDATED
(in millions)                                        GUARANTOR         ISSUER       SUBSIDIARIES    ELIMINATIONS         AIG
================================================================================================================================
Operating Income                                      $   398         $    --         $ 8,403         $    --         $ 8,801
Equity in undistributed net income of
    consolidated subsidiaries                           4,547           1,182              --          (5,729)             --
Dividend income from consolidated subsidiaries          1,644             532              --          (2,176)             --
Other                                                    (905)           (192)            438              --            (659)
Income taxes (benefits)                                   165             (56)          2,219              --           2,328
Minority interest                                          --              --            (295)             --            (295)
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                     $ 5,519         $ 1,578         $ 6,327         $(7,905)        $ 5,519
================================================================================================================================

Year ended December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                      American
                                                    International
                                                     Group, Inc.          AGC             Other                         Consolidated
(in millions)                                         Guarantor         Issuer        Subsidiaries     Eliminations          AIG
====================================================================================================================================
Operating Income                                      $    368         $     --         $ 10,237         $     --         $ 10,605
Equity in undistributed net income of
    consolidated subsidiaries                            3,340              199               --           (3,539)              --
Dividend income from consolidated subsidiaries           2,236              826               --           (3,062)              --
Other                                                     (204)          (1,525)            (737)              --           (2,466)
Income taxes (benefits)                                    352             (514)           2,501               --            2,339
Minority interest                                           --               --             (301)              --             (301)
Cumulative effect of accounting changes                    (25)             (49)             (62)              --             (136)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                     $  5,363         $    (35)        $  6,636         $ (6,601)        $  5,363
====================================================================================================================================

Year ended December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                      American
                                                    International
                                                     Group, Inc.          AGC             Other                         Consolidated
(in millions)                                         Guarantor         Issuer        Subsidiaries     Eliminations          AIG
====================================================================================================================================
Operating Income                                      $    264         $     --         $ 10,092         $     --         $ 10,356
Equity in undistributed net income of
    consolidated subsidiaries                            5,233              659               --           (5,892)              --
Dividend income from consolidated subsidiaries           1,514              557               --           (2,071)              --
Other                                                      (87)            (324)              78               --             (333)
Income taxes (benefits)                                    285             (111)           2,797               --            2,971
Minority interest                                           --               --             (413)              --             (413)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                     $  6,639         $  1,003         $  6,960         $ (7,963)        $  6,639
====================================================================================================================================

                             American International Group, Inc. and Subsidiaries

22.   INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT BY AGC
      (continued)

   CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

YEAR ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------------------------------------------------------
                                                      AMERICAN INTERNATIONAL
                                                            GROUP, INC.           AGC               OTHER           CONSOLIDATED
(in millions)                                                GUARANTOR           ISSUER          SUBSIDIARIES           AIG
================================================================================================================================
Net cash provided by operating activities                   $   2,235          $   4,054          $  12,399          $  18,688
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing:
    Invested assets disposed                                   (1,203)                --            148,813            147,610
    Invested assets acquired                                      (83)                --           (193,201)          (193,284)
    Other                                                          16             (1,684)               744               (924)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                          (1,270)            (1,684)           (43,644)           (46,598)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Change in debts                                                68             (2,300)             8,215              5,983
    Other                                                      (1,016)               (70)            23,480             22,394
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities              (948)            (2,370)            31,695             28,377
--------------------------------------------------------------------------------------------------------------------------------
Change in cash                                                     17                 --                450                467
Cash at beginning of year                                           1                  1                696                698
--------------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                         $      18          $       1          $   1,146          $   1,165
================================================================================================================================

Year Ended December 31, 2001
--------------------------------------------------------------------------------------------------------------------------------
                                                      American International
                                                            Group, Inc.            AGC              Other           Consolidated
(in millions)                                                Guarantor           Issuer          Subsidiaries            AIG
================================================================================================================================
Net cash provided by operating activities                   $   2,019          $      51          $   6,292          $   8,362
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing:
    Invested assets disposed                                     (879)                --            142,265            141,386
    Invested assets acquired                                     (535)                --           (171,449)          (171,984)
    Other                                                         (75)              (276)              (349)              (700)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                          (1,489)              (276)           (29,533)           (31,298)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Change in debts                                               627                604             10,160             11,391
    Other                                                      (1,157)              (381)            13,259             11,721
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities              (530)               223             23,419             23,112
--------------------------------------------------------------------------------------------------------------------------------
Change in cash                                                     --                 (2)               178                176
Cash at beginning of year                                           1                  3                518                522
--------------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                         $       1          $       1          $     696          $     698
================================================================================================================================

Year Ended December 31, 2000
--------------------------------------------------------------------------------------------------------------------------------
                                                      American International
                                                           Group, Inc.            AGC               Other           Consolidated
(in millions)                                               Guarantor            Issuer          Subsidiaries            AIG
================================================================================================================================
Net cash provided by operating activities                   $   1,358          $     464          $   7,259          $   9,081
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing:
    Invested assets disposed                                     (677)                --             73,745             73,068
    Invested assets acquired                                     (131)                --            (92,732)           (92,863)
    Other                                                         (26)               (72)              (935)            (1,033)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                            (834)               (72)           (19,922)           (20,828)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Change in debts                                               579                479              6,771              7,829
    Other                                                      (1,105)              (869)             5,988              4,014
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities              (526)              (390)            12,759             11,843
--------------------------------------------------------------------------------------------------------------------------------
Change in cash                                                     (2)                 2                 96                 96
Cash at beginning of year                                           3                  1                422                426
--------------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                         $       1          $       3          $     518          $     522
================================================================================================================================

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure within the twenty-four months ending December 31, 2002.

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

ITEM 14. Controls and Procedures

AIG's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that AIG files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by AIG in the reports that it files or submits under the Exchange Act is accumulated and communicated to AIG's management, including AIG's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. AIG's Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of AIG's disclosure controls and procedures within 90 days of the filing date of this Annual Report on Form 10-K and have concluded that the disclosure controls and procedures are effective. There were no significant changes in AIG's internal controls or in other factors that could significantly affect these controls subsequent to the most recent date of evaluation by AIG's Chief Executive Officer and Chief Financial Officer.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (a) FINANCIAL STATEMENTS AND EXHIBITS.

         1. Financial Statements and Schedules. See accompanying Index to Financial Statements.

         2.  Exhibits. See accompanying Exhibit Index.

       (b) REPORTS ON FORM 8-K.

         During the three months ended December 31, 2002, there were no Current Reports filed on Form 8-K.

                      (This page intentionally left blank)

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF NEW YORK AND STATE OF NEW YORK, ON THE 31ST OF MARCH, 2003.

                                              AMERICAN INTERNATIONAL GROUP, INC.


                                               By     /S/ M.R. GREENBERG
                                                    ----------------------------
                          (M.R. Greenberg, Chairman and Chief Executive Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED ON THE 31ST OF MARCH, 2003 AND EACH OF THE UNDERSIGNED PERSONS, IN ANY CAPACITY, HEREBY SEVERALLY CONSTITUTES M.R. GREENBERG, MARTIN J. SULLIVAN AND HOWARD I. SMITH AND EACH OF THEM, SINGULARLY, HIS TRUE AND LAWFUL ATTORNEY WITH FULL POWER TO THEM AND EACH OF THEM TO SIGN FOR HIM, AND IN HIS NAME AND IN THE CAPACITIES INDICATED BELOW, THIS ANNUAL REPORT ON FORM 10-K AND ANY AND ALL AMENDMENTS THERETO.


          SIGNATURE                                     TITLE

     /s/ M.R. Greenberg                       Chairman, Chief Executive Officer
---------------------------------
       (M.R. GREENBERG)                         and Director
                                                    (Principal Executive Officer)

     /s/ Howard I. Smith
---------------------------------
           (HOWARD I. SMITH)                  Vice Chairman, Chief Administrative
                                                    Officer, Chief Financial Officer
                                                    and Director
                                                    (Principal Financial  Officer)

   /s/ Michael J. Castelli
---------------------------------
        (MICHAEL J. CASTELLI)                 Vice President and Comptroller
                                                    (Principal Accounting Officer)

 /s/ M. Bernard Aidinoff
---------------------------------                         Director
     (M. BERNARD AIDINOFF)

         /s/ Eli Broad
---------------------------------                         Director
          (ELI BROAD)

      /s/ Pei-yuan Chia
---------------------------------                         Director
        (PEI-YUAN CHIA)

   /s/ Marshall A. Cohen
---------------------------------                         Director
     (MARSHALL A. COHEN)

/s/ Barber B. Conable, Jr.
---------------------------------                         Director
   (BARBER B. CONABLE, JR.)



      SIGNATURE                                                               TITLE
      ---------                                                               -----


  /s/ Martin S. Feldstein                                                    Director
-------------------------------------------
    (MARTIN S. FELDSTEIN)

      /s/ Ellen V. Futter                                                    Director
-------------------------------------------
        (ELLEN V. FUTTER)

       /s/ Carla A. Hills                                                    Director
-------------------------------------------
        (CARLA A. HILLS)

    /s/ Frank J. Hoenemeyer                                                  Director
-------------------------------------------
     (FRANK J. HOENEMEYER)

 /s/ Richard C. Holbrooke                                                    Director
-------------------------------------------
     (RICHARD C. HOLBROOKE)

 /s/ Edward E. Matthews                                                      Director
-------------------------------------------
     (EDWARD E. MATTHEWS)

  /s/ Martin J. Sullivan
-------------------------------------------                                  Director
    (MARTIN J. SULLIVAN)

    /s/ Thomas R. Tizzio                                                     Director
-------------------------------------------
     (THOMAS R. TIZZIO)

      /s/ Edmund S.W. Tse                                                    Director
-------------------------------------------
      (EDMUND S.W. TSE)

      /s/ Jay S. Wintrob                                                     Director
-------------------------------------------
       (JAY S. WINTROB)

    /s/ Frank G. Wisner                                                      Director
-------------------------------------------
        (FRANK G. WISNER)

      /s/ Frank G. Zarb                                                      Director
-------------------------------------------
            (FRANK G. ZARB)


      CERTIFICATIONS PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002


                                  CERTIFICATION

      I, M.R. Greenberg, certify that:

      1. I have reviewed this annual report on Form 10-K of American International Group, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                     /s/ M.R. Greenberg
                                            ------------------------------------
                                                        M.R. Greenberg
                                            Chairman and Chief Executive Officer

Date: March 31, 2003

                                  CERTIFICATION

      I, Howard I. Smith, certify that:

      1. I have reviewed this annual report on Form 10-K of American International Group, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                    /s/ Howard I. Smith
                                          -------------------------------------
                                                       Howard I. Smith

                                          Vice Chairman, Chief Financial Officer
                                              and Chief Administrative Officer

Date: March 31, 2003

                                                                      SCHEDULE I

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS--
OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2002

(in millions)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                               AMOUNT AT
                                                                                                              WHICH SHOWN
                                                                                                                IN THE
                                                                                COST*          VALUE         BALANCE SHEET
==========================================================================================================================
Fixed maturities:
    Bonds:
      United States Government and government agencies
        and authorities                                                       $  4,928        $  5,165        $  5,165
      States, municipalities and political subdivisions                         41,535          43,413          43,413
      Foreign governments                                                       34,487          37,818          37,818
      Public utilities                                                          15,793          16,383          16,383
      All other corporate                                                      136,341         140,587         140,587
-----------------------------------------------------------------------------------------------------------------------
    Total bonds                                                                233,084         243,366         243,366
-----------------------------------------------------------------------------------------------------------------------
Total fixed maturities                                                         233,084         243,366         243,366
-----------------------------------------------------------------------------------------------------------------------
Equity securities:
    Common stocks:
      Public utilities                                                             172             155             155
      Banks, trust and insurance companies                                         554             547             547
      Industrial, miscellaneous and all other                                    5,426           4,780           4,780
-----------------------------------------------------------------------------------------------------------------------
    Total common stocks                                                          6,152           5,482           5,482
    Non-redeemable preferred stocks                                              1,678           1,584           1,584
-----------------------------------------------------------------------------------------------------------------------
Total equity securities                                                          7,830           7,066           7,066
-----------------------------------------------------------------------------------------------------------------------
Mortgage loans on real estate, policy and collateral loans                      19,928          19,928          19,928
Financial services assets:
    Flight equipment primarily under operating leases, net of
      accumulated depreciation                                                  26,867              --          26,867
    Securities available for sale, at market value                              16,715          16,687          16,687
    Trading securities, at market value                                             --           4,146           4,146
    Spot commodities, at market value                                               --             489             489
    Unrealized gain on interest rate and currency swaps
      options and forward transactions                                              --          15,376          15,376
    Trading assets                                                                  --           4,786           4,786
    Securities purchased under agreements to resell, at contract value          25,661              --          25,661
Securities lending collateral                                                   23,694                          23,694
Other invested assets                                                           12,680              --          12,680
Finance receivables, net of allowance                                           15,857              --          15,857
Short-term investments, at cost (approximates market value)                      6,993              --           6,993
-----------------------------------------------------------------------------------------------------------------------
Total investments                                                                   --              --        $423,596
=======================================================================================================================

*Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

                                                                     SCHEDULE II

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEET -- PARENT COMPANY ONLY

(in millions)
------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                         2002             2001
------------------------------------------------------------------------------------------------------------
ASSETS:
    Cash                                                                           $     18         $      1
    Short-term investments                                                              144                7
    Invested assets                                                                   1,064            1,398
    Carrying value of subsidiaries and partially-owned companies, at equity          59,003           52,117
    Premiums and insurance balances receivable-- net                                    199              145
    Other assets                                                                      2,251            2,250
------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                         62,679           55,918
------------------------------------------------------------------------------------------------------------
LIABILITIES:
    Insurance balances payable                                                          422              320
    Due to affiliates-- net                                                           2,142              894
    Medium term notes payable                                                           998              542
    Term notes payable                                                                  434              433
    Zero coupon notes                                                                 1,174            1,144
    Other liabilities                                                                (1,594)             435
------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                     3,576            3,768
------------------------------------------------------------------------------------------------------------
CAPITAL FUNDS:
    Common stock                                                                      6,878            6,876
    Additional paid-in capital                                                          607              669
    Retained earnings                                                                52,270           47,218
    Accumulated other comprehensive income (loss)                                       691           (1,725)
    Treasury stock                                                                   (1,343)            (888)
------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL FUNDS                                                                  59,103           52,150
------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL FUNDS                                                $ 62,679         $ 55,918
============================================================================================================

STATEMENT OF INCOME -- PARENT COMPANY ONLY

(in millions)
----------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                        2002            2001           2000
======================================================================================================================
Agency loss                                                                   $   (12)        $    (4)        $   (11)
Financial services income                                                         419             360             280
Asset management income (loss)                                                     (9)             12              (5)
Dividend income from consolidated subsidiaries:
    Cash                                                                        1,644           2,194           1,514
    Other                                                                          --              42              --
Dividend income from partially-owned companies                                     --               2              --
Equity in undistributed net income of consolidated subsidiaries
    and partially-owned companies                                               4,547           3,340           5,233
Other income (deductions)-- net                                                  (905)           (206)            (87)
----------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of accounting changes          5,684           5,740           6,924
Income taxes                                                                      165             352             285
----------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting changes                           5,519           5,388           6,639
----------------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting changes, net of tax                                --             (25)             --
----------------------------------------------------------------------------------------------------------------------
Net income                                                                    $ 5,519         $ 5,363         $ 6,639
======================================================================================================================

See Accompanying Notes to Financial Statements.

                                                                     SCHEDULE II

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)
STATEMENT OF CASH FLOWS -- PARENT COMPANY ONLY

(in millions)
-----------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                               2002             2001           2000
=============================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                        $ 5,519         $ 5,363         $ 6,639
-----------------------------------------------------------------------------------------------------------------------------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
    ACTIVITIES:
Non-cash revenues, expenses, gains and losses included in income:
      Equity in undistributed net income of consolidated subsidiaries and
        partially-owned companies                                                      (4,547)         (3,340)         (5,233)
      Change in premiums and insurance balances receivable and payable-- net               48              (4)              7
      Change in cumulative translation adjustments                                        (15)             21              85
      Other-- net                                                                       1,230             (21)           (140)
-----------------------------------------------------------------------------------------------------------------------------
      Total adjustments                                                                (3,284)         (3,344)         (5,281)
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               2,235           2,019           1,358
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of investments                                                               (83)           (535)           (131)
    Sale of investments                                                                   415              --               1
    Change in short-term investments                                                     (137)             (5)             (1)
    Change in collateral and guaranteed loans                                              --              10              10
    Contributions to subsidiaries and investments in partially-owned companies         (1,481)           (884)           (687)
    Other-- net                                                                            16             (75)            (26)
-----------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (1,270)         (1,489)           (834)
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in medium term notes                                                           456             (40)            101
    Change in term notes                                                                    1              --               1
    Proceeds from issuance of zero coupon notes                                            --           1,000              --
    Redemption of Italian Lire bonds                                                       --            (159)             --
    Proceeds from common stock issued                                                     168             233             142
    Change in loans payable                                                              (389)           (174)            477
    Cash dividends to shareholders                                                       (467)           (383)           (335)
    Acquisition of treasury stock                                                        (734)           (978)           (947)
    Other-- net                                                                            17             (29)             35
-----------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                    (948)           (530)           (526)
-----------------------------------------------------------------------------------------------------------------------------
CHANGE IN CASH                                                                             17              --              (2)
CASH AT BEGINNING OF YEAR                                                                   1               1               3
-----------------------------------------------------------------------------------------------------------------------------
CASH AT END OF YEAR                                                                   $    18         $     1         $     1
=============================================================================================================================

NOTES TO FINANCIAL STATEMENTS-- PARENT COMPANY ONLY

(1) Agency operations conducted in New York through the North American Division of AIU are included in the financial statements of the parent company.

(2) Certain accounts have been reclassified in the 2001 and 2000 financial statements to conform to their 2002 presentation.

(3) "Equity in undistributed net income of consolidated subsidiaries and partially-owned companies" in the accompanying Statement of Income-- Parent Company Only-- includes equity in income of the minority-owned insurance operations.

(4)   See also Notes to Consolidated Financial Statements.

                                                                    SCHEDULE III

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
AS OF DECEMBER 31, 2002, 2001 AND 2000 AND FOR THE YEARS THEN ENDED

(in millions)

                                Reserves for
                                 Losses and                                              Losses and Amortization
                      Deferred      Loss      Reserve     Policy                            Loss    of Deferred
                       Policy     Expenses,     for        and                   Net      Expenses    Policy     Other       Net
                    Acquisition Future Policy Unearned    Contract   Premium  Investment  Incurred, Acquisition Operating  Premiums
Segment                Costs    Benefits(a)   Premiums    Claims(b)  Revenue    Income     Benefits  Costs(c)   Expenses   Written
==================================================================================================================================
2002
GENERAL INSURANCE    $  3,484     $ 51,539     $16,336    $    --    $24,269    $ 2,760    $20,814    $2,276    $ 2,414    $27,414
LIFE INSURANCE         18,772       72,547          --      1,649     20,320     12,274     21,113     2,184      3,315         --
----------------------------------------------------------------------------------------------------------------------------------
                     $ 22,256     $124,086     $16,336    $ 1,649    $44,589    $15,034    $41,927    $4,460    $ 5,729    $27,414
==================================================================================================================================
2001
General insurance    $  2,651     $ 44,792     $13,148    $    --    $19,365    $ 2,893    $15,406    $2,016    $ 1,855    $20,101
Life insurance         16,706       64,998          --      1,473     19,063     11,084     19,648     2,207      3,350         --
----------------------------------------------------------------------------------------------------------------------------------
                     $ 19,357     $109,790     $13,148    $ 1,473    $38,428    $13,977    $35,054    $4,223    $ 5,205    $20,101
==================================================================================================================================
2000
General insurance    $  2,438     $ 40,613     $12,510    $    --    $17,407    $ 2,701    $13,104    $1,708    $ 1,810    $17,526
Life insurance         15,298       51,532          --      1,414     17,163      9,962     17,760     1,558      2,011         --
----------------------------------------------------------------------------------------------------------------------------------
                     $ 17,736     $ 92,145     $12,510    $ 1,414    $34,570    $12,663    $30,864    $3,266    $ 3,821    $17,526
==================================================================================================================================

(a) Reserves for losses and loss expenses with respect to the general insurance operations are net of discounts of $1.50 billion, $1.42 billion and $1.29 billion for 2002, 2001 and 2000, respectively.

(b)   Reflected in insurance balances payable on the accompanying balance sheet.

(c) Amounts shown for general insurance segment exclude amounts deferred and amortized in the same period.

                                                                     SCHEDULE IV

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES
REINSURANCE
AS OF DECEMBER 31, 2002, 2001 AND 2000 AND FOR THE YEARS THEN ENDED

(dollars in millions)
-------------------------------------------------------------------------------------------------
                                                                                       PERCENT OF
                                              CEDED       ASSUMED                        AMOUNT
                                             TO OTHER    FROM OTHER       NET            ASSUMED
                            GROSS AMOUNT    COMPANIES    COMPANIES       AMOUNT          TO NET
=================================================================================================
2002
LIFE INSURANCE IN-FORCE      $1,322,404      $278,704      $2,047      $1,045,747          0.2%
------------------------------------------------------------------------------------------------
PREMIUMS:
    GENERAL INSURANCE        $   32,718      $ 10,123      $4,819      $   27,414         17.6%
    LIFE INSURANCE               21,201           917          36          20,320*         0.2
------------------------------------------------------------------------------------------------
TOTAL PREMIUMS               $   53,919      $ 11,040      $4,855      $   47,734         10.2%
================================================================================================
2001
Life insurance in-force      $1,226,339      $238,644      $2,162      $  989,857          0.2%
------------------------------------------------------------------------------------------------
Premiums:
    General insurance        $   25,279      $  9,539      $4,361      $   20,101         21.7%
    Life insurance               19,920           915          58          19,063*         0.3
------------------------------------------------------------------------------------------------
Total premiums               $   45,199      $ 10,454      $4,419      $   39,164         11.3%
================================================================================================
2000
Life insurance in-force      $  969,919      $185,705      $1,973      $  786,187          0.3%
================================================================================================
Premiums:
    General insurance        $   20,116      $  7,524      $4,934      $   17,526         28.1%
    Life insurance               17,850           762          75          17,163*         0.4
------------------------------------------------------------------------------------------------
Total premiums               $   37,966      $  8,286      $5,009      $   34,689         14.4%
================================================================================================

*Includes accident and health premiums of $3.45 billion, $3.18 billion and $2.58 billion in 2002, 2001 and 2000, respectively.

S5

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                         DESCRIPTION                                                         LOCATION
------                         -----------                                                         --------


2            Plan of acquisition, reorganization, arrangement, liquidation or succession
             Agreement and Plan of Merger, dated as of May 11,                  Incorporated by reference to Exhibit 2.1(i)(a) to
             2001, among American International Group, Inc.,                      AIG's Registration Statement on Form S-4 (File
             Washington Acquisition Corporation and American                      No.333-62688)
             General Corporation

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

             (b)   AIG 1972 Employee Stock Option Plan                          Filed as exhibit to AIG's Registration Statement
                                                                                  (File No. 2-44702) and incorporated herein by
                                                                                  reference.

             (c)   AIG 1972 Employee Stock Purchase Plan                        Filed as exhibit to AIG's Registration Statement
                                                                                  (File No. 2-44043) and incorporated herein by
                                                                                reference.

             (d)   AIG 1984 Employee Stock Purchase Plan                        Filed as exhibit to AIG's Registration Statement
                                                                                  (File No. 2-91945) and incorporated herein by
                                                                                  reference.

             (e)   AIG 1996 Employee Stock Purchase Plan                        Filed as exhibit to AIG's Definitive Proxy
                                                                                  Statement dated April 2, 1996 (File No. 1-
                                                                                  8787) and incorporated herein by reference.

------------------

      * All material contracts are management contracts or compensatory plans or arrangements.

EXHIBIT
NUMBER                          DESCRIPTION                                                         LOCATION
------                          -----------                                                         --------



             (f)   AIG 1977 Stock Option and Stock Appreciation                 Filed as exhibit to AIG's Registration Statement
                   Rights Plan                                                    (File No. 2-59317) and incorporated herein by
                                                                                  reference.
             (g)   AIG 1982 Employee Stock Option Plan                          Filed as exhibit to AIG's Registration Statement
                                                                                  (File No. 2-78291) and incorporated herein by
                                                                                  reference.
             (h)   AIG 1987 Employee Stock Option Plan                          Filed as exhibit to AIG's Definitive Proxy
                                                                                  Statement dated April 6, 1987 (File No. 0-
                                                                                  4652) and incorporated herein by reference.
             (i)   AIG 1991 Employee Stock Option Plan                          Filed as exhibit to AIG's Definitive Proxy
                                                                                  Statement dated April 4, 1997 (File No. 1-
                                                                                  8787) and incorporated herein by reference.
             (j)   AIG 1999 Stock Option Plan                                   Filed as exhibit to AIG's Definitive Proxy
                                                                                  Statement dated April 6, 2000 (File No. 1-
                                                                                  8787) and incorporated herein by reference.
             (k)   AIG Amended and Restated 2002 Stock                          Incorporated by reference to Exhibit 4(a) to AIG's
                   Incentive            Plan                                      Registration Statement on Form S-8 (File No.
                                                                                  333-101967).
             (l)   AIG Executive Deferred Compensation Plan                     Incorporated by reference to Exhibit 4(a) to AIG's
                                                                                  Registration Statement on Form S-8 (File No.
                                                                                  333-101640).
             (m)   AIG Supplemental Incentive Savings Plan                      Incorporated by reference to Exhibit 4(b) to AIG's
                                                                                  Registration Statement on Form S-8 (File No.
                                                                                  333-101640).
             (n)   AIRCO 1972 Employee Stock Option Plan                        Incorporated by reference to AIG's Joint Proxy
                                                                                  Statement and Prospectus (File No. 2-61994).
             (o)   AIRCO 1977  Stock Option  and Stock                          Incorporated by reference to AIG's Joint Proxy
                   Appreciation Rights Plan                                       Statement and Prospectus (File No. 2-61994).
             (p)   Purchase  Agreement between AIA and Mr.                      Incorporated by reference to Exhibit 10(l) to AIG's
                   E.S.W. Tse.                                                    Annual Report on Form 10-K for the year
                                                                                  ended December 31, 1997 (File No. 1-8787).
             (q)   Retention and Employment Agreement between                   Incorporated by reference to Exhibit 10(m) to
                   AIG and Jay S. Wintrob                                          AIG's Annual Report on Form 10-K for the
                                                                                  year ended December 31, 1998 (File No. 1-
                                                                                  8787).
             (r)   SunAmerica Inc. 1988 Employee Stock Plan                     Incorporated by reference to Exhibit 4(a) to AIG's
                                                                                  Registration Statement on Form S-8 (File No.
                                                                                  333-70069).
             (s)   SunAmerica 1997 Employee Incentive Stock                     Incorporated by reference to Exhibit 4(b) to AIG's
                   Plan                                                           Registration Statement on Form S-8 (File No.
                                                                                  333-70069).
             (t)   SunAmerica Non-employee Directors' Stock                     Incorporated by reference to Exhibit 4(c) to AIG's
                   Option Plan                                                    Registration Statement on Form S-8 (File No.
                                                                                  333-70069).
             (u)   SunAmerica 1995 Performance Stock Plan                       Incorporated by reference to Exhibit 4(d) to AIG's
                                                                                  Registration Statement on Form S-8 (File No.
                                                                                  333-70069).
             (v)   SunAmerica Inc. 1998 Long-Term Performance-                  Incorporated by reference to Exhibit 4(e) to AIG's
                   Based Incentive Plan For the Chief Executive                   Registration Statement on Form S-8 (File No.
                   Officer                                                        333-70069).





EXHIBIT
NUMBER                                DESCRIPTION                                                  LOCATION
------                                -----------                                                  --------

             (w)   SunAmerica Inc. Long-Term Performance-Based                  Incorporated by reference to Exhibit 4(f) to AIG's
                   Incentive Plan Amended and Restated 1997                       Registration Statement on Form S-8 (File No.
                                                                                  333-70069).
             (x)   SunAmerica Five Year Deferred Cash Plan                      Incorporated by reference to Exhibit 4(a) to AIG's
                                                                                  Registration Statement on Form S-8 (File No.
                                                                                  333-31346).
             (y)   SunAmerica Executive Savings Plan                            Incorporated by reference to Exhibit 4(b) to AIG's
                                                                                  Registration Statement on Form S-8 (File No.
                                                                                  333-31346).
             (z)   HSB Group, Inc. 1995 Stock Option Plan                       Incorporated by reference to Exhibit 10(iii)(f) to
                                                                                  HSB's Annual Report on Form 10-K for the year
                                                                                  ended December 31, 1999 (File No. 1-13135).

             (aa)  HSB Group, Inc. 1985 Stock Option Plan                       Incorporated by reference to Exhibit 10(iii)(a)
                                                                                HSB's Quarterly Report on Form 10-Q for the quarter
                                                                                ended September 30, 1998 (File No. 1- 13135).

             (bb)  HSB Group, Inc. Employee's Thrift Incentive                  Incorporated by reference to Exhibit 4(i)(c) to The
                   Plan                                                           Hartford Steam Boiler Inspection and Insurance
                                                                                  Company's Registration Statement on Form S-
                                                                                  8 (File No. 33-36519).

             (cc)  American General Corporation 1984 Stock and                  Incorporated by reference to Exhibit 10.1 to
                   Incentive Plan                                               American General Corporation's Quarterly Report on
                                                                                Form 10-Q for the quarter ended June 30, 1998 (File
                                                                                No.1-7981)

             (dd)  Amendment to American General Corporation                    Incorporated by reference to Exhibit 10.2 to
                   1984 Stock and Incentive Plan (January 2000)                   American General Corporation's Annual Report
                                                                                  on Form 10-K for the year ended December 31,
                                                                                  1999 (File No. 1-7981)

             (ee)  American General Corporation 1994 Stock and                  Incorporated by reference to Exhibit 10.2 to
                   Incentive Plan (January 2000)                                  American General Corporation's Quarterly
                                                                                  Report on Form 10-Q for the quarter ended June 30,
                                                                                  1998 (File No. 1-7981)

             (ff)  Amendment to American General Corporation                    Incorporated by reference to Exhibit 10.4 to
                   1994 Stock and Incentive Plan (January 1999)                   American General Corporation's Annual Report
                                                                                  on Form 10-K for the year ended December 31,
                                                                                  1999 (File No. 1-7981)

             (gg)  Amendment to American General Corporation                    Incorporated by reference to Exhibit 10.5 to
                   1994 Stock and Incentive Plan (January 2000)                   American General Corporation's Annual Report
                                                                                  on Form 10-K for the year ended December 31,
                                                                                  1999 (File No. 1-7981)

             (hh)  Amendment to American General Corporation                    Incorporated by reference to Exhibit 10.1 to
                   1994 Stock and Incentive Plan (November 2000)                  American General Corporation's Quarterly
                                                                                  Report on Form 10-Q for the quarter ended
                                                                                  September 30,2000 (File No. 1-7981)




EXHIBIT
NUMBER                        DESCRIPTION                                                        LOCATION
------                        -----------                                                        --------



             (ii)  American General Corporation 1997 Stock and                  Incorporated by reference to Exhibit 10.3 to
                   Incentive Plan                                                 American General Corporation's Quarterly Report on
                                                                                  Form 10-Q for the quarter ended June 30, 1998
                                                                                  (File No. 1-7981)

             (jj)  Amendment to American General Corporation                    Incorporated by reference to Exhibit 10.7 to
                   1997 Stock and Incentive Plan (January 1999)                   American General Corporation's Annual Report
                                                                                  on Form 10-K for the year ended December 31,
                                                                                  1999 (File No. 1-7981)

             (kk)  Amendment to American General Corporation                    Incorporated by reference to Exhibit 10.2 to
                   1997 Stock and Incentive Plan (November 2000)                  American General Corporation's Quarterly
                                                                                  Report on Form 10-Q for the quarter ended
                                                                                  September 30, 2000 (File No. 1-7981)

             (ll)  American General Corporation 1999 Stock and                  Incorporated by reference to Exhibit 10.4 to
                   Incentive Plan                                                 American General Corporation's Annual Report
                                                                                  on Form 10-K for the year ended December 31,
                                                                                  1998 (File No. 1-7981)

             (mm)  Amendment to American General Corporation                    Incorporated by reference to Exhibit 10.9 to
                   1999 Stock and Incentive Plan (January 1999)                   American General Corporation's Annual Report
                                                                                  on Form 10-K for the year ended December 31,
                                                                                  1999 (File No. 1-7981)

             (nn)  Amendment to American General Corporation                    Incorporated by reference to Exhibit 10.3 to
                   1999 Stock and Incentive Plan (November 2000)                  American General Corporation's Quarterly
                                                                                  Report on Form 10-Q for the quarter ended
                                                                                  September 30,2000 (File No. 1-7981)

             (oo)  Amended and Restated American General                        Incorporated by reference to Exhibit 10.13 to
                   Corporation Deferred Compensation Plan                         American General Corporation's Annual Report
                   (12/11/00)                                                     on Form 10-K for the year ended December 31,
                                                                                  2000 (File No. 1-7981)


             (pp)  Amended and Restated Restoration of Retirement               Incorporated by reference to Exhibit 10.14 to
                   Income Plan for Certain Employees Participating                American General Corporation's Annual Report
                   in the Restated American General Retirement                    on Form 10-K for the year ended December 31,
                   Plan (Restoration of Retirement Income Plan)                   2000 (File No. 1-7981)
                   (12/31/98)

             (qq)  Amended  and   Restated    American   General                Incorporated by reference to Exhibit 10.15 to
                   Supplemental Thrift Plan (12/31/98)                            American General Corporation's Annual Report
                                                                                  on Form 10-K for the year ended December 31,
                                                                                  2000 (File No. 1-7981)

             (rr)  American  General Employees' Thrift and                      Incorporated by reference to Exhibit 4(a) to AIG's
                   Incentive Plan (restated July 1, 2001)                         Registration Statement on Form S-8 (File No.
                                                                                  333-68640)



EXHIBIT
NUMBER                         DESCRIPTION                                                       LOCATION
------                         -----------                                                       --------



                (ss)  American General Agents' and Managers' Thrift              Incorporated by reference to Exhibit 4(b) to AIG's
                      and Incentive Plan (restated July 1, 2001)                   Registration Statement on Form S-8 (File No.
                                                                                   333-68640)


                (tt)  CommLoCo Thrift Plan (restated July 1, 2001)               Incorporated by reference to Exhibit 4(c) to AIG's
                                                                                   Registration Statement on Form S-8 (File No.
                                                                                   68640)

                (uu)  Western National Corporation 1993 Stock and                Incorporated by reference to Exhibit 10.18 to
                      Incentive Plan, as amended                                   Western National Corporation's Annual Report
                                                                                   on Form 10-K for the year ended December 31,
                                                                                   1995 (File No. 1-12540)

                (vv)  USLIFE Corporation 1991 Stock Option Plan, as              Incorporated by reference to USLIFE Corporation's
                      amended                                                      Quarterly Report on Form 10-Q for the quarter
                                                                                   ended September 30, 1995 (File No. 1-5683)

                (ww)  Employment Agreement, Amendment to Employment              Filed herewith.
                      Agreement, Second Amendment to Employment
                      Agreement, Split-Dollar Agreement, including
                      Assignment of Life Insurance Policy as
                      Collateral, and First Amendment to Split-Dollar
                      Agreement, with John A. Graf

                (xx)  Employment Agreement, Amendment to Employment              Filed herewith.
                      Agreement, and Split-Dollar Agreement, including
                      Assignment of Life Insurance Policy as Collateral,
                      with Rodney O. Martin, Jr.

11        Statement re computation of per share earnings                         Included in Note 1(x) of Notes to Financial
                                                                                 Statements.
12        Statements re computation of ratios                                    Filed herewith.
13        Annual report to security holders                                      Not required to be filed.
16        Letter re change in certifying accountant                              Not required to be filed.
18        Letter re change in accounting principles                              None.
21        Subsidiaries of the Registrant                                         Filed herewith.
23        Consent of PricewaterhouseCoopers LLP                                  Filed herewith.
24        Power of attorney                                                      Included on the signature page hereof.
99        Additional exhibits                                                    None.

