Form 10-Q
period 2003-03-31
AMERICAN INTERNATIONAL GROUP INC
filed 2003-05-14
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                     to

For Quarter Ended March 31, 2003 Commission File Number 1-8787

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [ X ]	NO [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2003: 2,608,397,880.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED BALANCE SHEET
(in millions)
(unaudited)

	March 31,	December 31,
	2003	2002

ASSETS:
Investments, financial services assets and cash:
Fixed maturities:
Bonds available for sale, at market value (amortized cost: 2003 — $241,014; 2002 — $232,121)	$254,263	$242,385
Bonds held to maturity, at amortized cost (market value: 2003 — $1,706; 2002 — $0)	1,700	—
Bond trading securities, at market value (cost: 2003 — $990; 2002 — $963)	991	981
Equity securities:
Common stocks (cost: 2003 — $5,827; 2002 — $6,152)	5,365	5,482
Non-redeemable preferred stocks (cost: 2003 — $1,698; 2002 — $1,678)	1,771	1,584
Mortgage loans on real estate, net of allowance (2003 — $103; 2002 — $110)	11,660	11,541
Policy loans	6,064	6,046
Collateral and guaranteed loans, net of allowance (2003 — $55; 2002 — $54)	2,301	2,341
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2003 — $4,693; 2002 — $4,426)	28,206	26,867
Securities available for sale, at market value (cost: 2003 — $17,704; 2002 — $16,715)	17,659	16,687
Trading securities, at market value	6,173	4,146
Spot commodities, at market value	606	489
Unrealized gain on interest rate and currency swaps, options and forward transactions	15,618	15,376
Trading assets	3,320	4,786
Securities purchased under agreements to resell, at contract value	24,200	25,661
Finance receivables, net of allowance (2003 — $454; 2002 — $477)	15,756	15,857
Securities lending collateral	25,924	23,694
Other invested assets	15,532	12,680
Short-term investments, at cost (approximates market value)	14,258	6,993
Cash	660	1,165

Total investments, financial services assets and cash	452,027	424,761
Investment income due and accrued	4,526	4,297
Premiums and insurance balances receivable, net of allowance (2003 — $170; 2002 — $150)	14,471	13,088
Reinsurance assets, net of allowance	31,269	29,882
Deferred policy acquisition costs	22,805	22,256
Investments in partially-owned companies	1,329	1,575
Real estate and other fixed assets, net of accumulated depreciation (2003 — $3,856; 2002 — $3,727)	5,433	5,382
Separate and variable accounts	45,954	46,248
Goodwill	6,185	6,079
Other assets	7,810	7,661

Total assets	$591,809	$561,229

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED BALANCE SHEET — (continued)

(in millions, except share amounts)
(unaudited)

	March 31,	December 31,
	2003	2002

LIABILITIES:
Reserve for losses and loss expenses	$53,526	$51,539
Reserve for unearned premiums	17,664	16,336
Future policy benefits for life and accident and health insurance contracts	76,162	72,547
Policyholders’ contract deposits	146,893	142,160
Other policyholders’ funds	7,867	7,582
Reserve for commissions, expenses and taxes	3,364	3,429
Insurance balances payable	3,598	3,273
Funds held by companies under reinsurance treaties	3,879	3,425
Income taxes payable:
Current	967	793
Deferred	5,184	4,289
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	15,029	14,850
Securities sold under agreements to repurchase, at contract value	11,564	9,162
Trading liabilities	2,768	3,825
Securities and spot commodities sold but not yet purchased, at market value	9,906	11,765
Unrealized loss on interest rate and currency swaps, options and forward transactions	11,864	11,265
Trust deposits and deposits due to banks and other depositors	2,973	2,987
Commercial paper	7,812	7,467
Notes, bonds, loans and mortgages payable	43,889	43,233
Commercial paper	3,229	1,645
Notes, bonds, loans and mortgages payable	4,412	4,690
Separate and variable accounts	45,954	46,248
Minority interest	1,679	1,580
Securities lending payable	25,924	23,694
Other liabilities	21,663	12,189

Total liabilities	527,770	499,973

Preferred shareholders’ equity in subsidiary companies	1,782	2,153

CAPITAL FUNDS:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2003 — 2,751,327,476; 2002 — 2,751,327,476	6,878	6,878
Additional paid-in capital	599	607
Retained earnings	54,101	52,270
Accumulated other comprehensive income (loss)	2,073	691
Treasury stock, at cost; 2003 — 142,929,596; 2002 — 141,726,645 shares of common stock	(1,394)	(1,343)

Total capital funds	62,257	59,103

Total liabilities, preferred shareholders’ equity in subsidiary companies and capital funds	$591,809	$561,229

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share amounts)
(unaudited)

	Three Months
	Ended March 31,

	2003	2002

Revenues:
Premiums and other considerations	$12,946	$10,290
Net investment income	4,024	3,648
Realized capital gains (losses)	(632)	(232)
Other revenues	2,589	2,431

Total revenues	18,927	16,137

Benefits and expenses:
Incurred policy losses and benefits	11,292	9,167
Insurance acquisition & other operating expenses	4,711	4,011

Total benefits and expenses	16,003	13,178

Income before income taxes and minority interest	2,924	2,959

Income taxes:
Current	689	628
Deferred	187	264

	876	892

Income before minority interest	2,048	2,067

Minority interest	(94)	(87)

Net income	$1,954	$1,980

Earnings per common share:
Basic	$0.75	$0.76

Diluted	$0.74	$0.75

Cash dividends per common share	$0.047	$0.042

Average shares outstanding:
Basic	2,610	2,615

Diluted	2,628	2,641

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(unaudited)

	Three Months
	Ended March 31,

	2003	2002

Cash Flows From Operating Activities:
Net Income	$1,954	$1,980

Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash revenues, expenses, gains and losses included in income:
Change in:
General and life insurance reserves	6,017	843
Premiums and insurance balances receivable and payable — net	(1,058)	(683)
Reinsurance assets	(1,387)	(380)
Deferred policy acquisition costs	(771)	(597)
Investment income due and accrued	(229)	(172)
Funds held under reinsurance treaties	454	129
Other policyholders’ funds	285	(833)
Current and deferred income taxes — net	361	611
Reserve for commissions, expenses and taxes	(65)	(132)
Other assets and liabilities — net	1,373	2,823
Trading assets and liabilities — net	409	1,024
Trading securities, at market value	(2,027)	966
Spot commodities, at market value	(117)	6
Net unrealized (gain) loss on interest rate and currency swaps, options and forward transactions	357	(628)
Securities purchased under agreements to resell	1,461	34
Securities sold under agreements to repurchase	2,402	(231)
Securities and spot commodities sold but not yet purchased, at market value	(1,859)	(142)
Realized capital (gains) losses	632	232
Equity in income of partially-owned companies and other invested assets	(44)	(26)
Amortization of premium and discount on securities	(2)	(32)
Depreciation expenses, principally flight equipment	447	388
Change in cumulative translation adjustments	59	(270)
Provision for finance receivable losses	102	85
Other — net	136	(65)

Total Adjustments	6,936	2,950

Net cash provided by operating activities	$8,890	$4,930

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS — (Continued)

(in millions)
(unaudited)

	Three Months
	Ended March 31,

	2003	2002

Cash Flows From Investing Activities:
Cost of bonds, at market sold	$32,933	$22,356
Cost of bonds, at market matured or redeemed	3,661	2,921
Cost of equity securities sold	1,479	1,454
Realized capital gains (losses)	(632)	(232)
Purchases of fixed maturities	(47,224)	(32,538)
Purchases of equity securities	(1,483)	(1,766)
Mortgage, policy and collateral loans granted	(516)	(445)
Repayments of mortgage, policy and collateral loans	418	450
Sales of securities available for sale	915	830
Maturities of securities available for sale	1,378	299
Purchases of securities available for sale	(3,245)	(1,435)
Sales of flight equipment	—	37
Purchases of flight equipment	(1,757)	(1,741)
Net additions to real estate and other fixed assets	(244)	(74)
Sales or distributions of other invested assets	2,168	1,243
Investments in other invested assets	(5,031)	(1,746)
Change in short-term investments	857	(1,655)
Investments in partially-owned companies	285	20
Finance receivable originations and purchases	(2,460)	(2,216)
Finance receivable principal payments received	2,461	2,402

Net cash used in investing activities	(16,037)	(11,836)

Cash Flows From Financing Activities:
Change in policyholders’ contract deposits	4,733	7,019
Change in trust deposits and deposits due to banks and other depositors	(14)	(40)
Change in commercial paper	1,929	(49)
Proceeds from notes, bonds, loans and mortgages payable	5,012	4,673
Repayments on notes, bonds, loans and mortgages payable	(4,640)	(2,775)
Proceeds from guaranteed investment agreements	1,393	1,338
Maturities of guaranteed investment agreements	(1,214)	(2,421)
Redemption of subsidiary company preferred stock	(371)	(34)
Proceeds from common stock issued	12	65
Cash dividends to shareholders	(123)	(110)
Acquisition of treasury stock	(76)	(314)
Other — net	1	4

Net cash provided by financing activities	6,642	7,356

Change in cash	(505)	450
Cash at beginning of period	1,165	698

Cash at end of period	$660	$1,148

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months
	Ended March 31,

	2003	2002

Net income	$1,954	$1,980
Other comprehensive income:
Unrealized appreciation (depreciation) of investments — net of reclassification adjustments	1,939	(1,405)
Deferred income tax (expense) benefit on changes	(688)	521
Foreign currency translation adjustments(a)	38	(276)
Applicable income tax (expense) benefit on changes	(5)	29
Net derivative gains arising from cash flow hedging activities	193	96
Deferred income tax expense on changes	(55)	(38)
Retirement plan liabilities adjustment, net of tax	(40)	(30)

Other comprehensive income	1,382	(1,103)

Comprehensive income	$3,336	$877

(a)	Includes insignificant derivative gains and losses arising from hedges of net investments in foreign operations.

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

March 31, 2003

(unaudited)

      1)     These statements are unaudited. In the opinion of management, all adjustments consisting only of normal recurring accruals have been made for a fair statement of the results presented herein. All material intercompany accounts and transactions have been eliminated. Certain accounts have been reclassified in the 2002 financial statements to conform to their 2003 presentation. For further information, refer to the Annual Report on Form 10-K of American International Group, Inc. (AIG) for the year ended December 31, 2002.

      2)     Segment Information:

      The following table summarizes the operations by major operating segment for the three months ended March 31, 2003 and 2002 (in millions):

	Operating Segments

	Three Months
	Ended March 31,

	2003	2002

Revenues(a):
General Insurance	$7,898	$6,130
Life Insurance	8,554	7,657
Financial Services	1,693	1,566
Retirement Savings & Asset Management	896	865
Other	(114)	(81)

Total Reportable Segments	18,927	16,137
Reclassifications and Eliminations	—	—

Consolidated	$18,927	$16,137

Operating income(b):
General Insurance	$1,144	$933
Life Insurance	1,195	1,327
Financial Services	530	474
Retirement Savings & Asset Management	283	300
Other	(228)	(75)

Total Reportable Segments	2,924	2,959
Reclassifications and Eliminations	—	—

Consolidated	$2,924	$2,959

(a)	Represents the sum of general net premiums earned, life premium income, net investment income, financial services commissions, transaction and other fees, retirement savings & asset management commissions and other fees, and realized capital gains (losses).

(b)	Represents income before income taxes and minority interest.

     The following is AIG’s Consolidated Statement of Segment Operations for the three months ended March 31, 2003 and 2002:

CONSOLIDATED STATEMENT OF SEGMENT OPERATIONS
(in millions)
(unaudited)

	Three Months
	Ended March 31,

	2003	2002

General insurance operations:
Net premiums written	$8,243	$6,334
Change in unearned premium reserve	(956)	(827)

Net premiums earned	7,287	5,507
Net investment income	784	745
Realized capital gains (losses)	(173)	(122)

General insurance revenues	7,898	6,130

Losses and loss expenses incurred	5,403	4,143
Underwriting expenses	1,351	1,054

General insurance benefits and expenses	6,754	5,197

General insurance operating income	1,144	933

Life insurance operations:
Premium income	5,659	4,783
Net investment income	3,240	2,903
Realized capital gains (losses)	(345)	(29)

Life insurance revenues	8,554	7,657

Death and other benefits	2,604	2,525
Increase in future policy benefits	3,285	2,499
Acquisition and insurance expenses	1,470	1,306

Life insurance benefits and expenses	7,359	6,330

Life insurance operating income	1,195	1,327

Financial services operating income	530	474
Retirement savings & asset management operating income	283	300
Other realized capital gains (losses)	(114)	(81)
Other income (deductions) — net	(114)	6

Income before income taxes and minority interest	$2,924	$2,959

      The following table summarizes AIG’s general insurance operations by major operating unit for the three months ended March 31, 2003 and 2002 (in millions):

	General Insurance

	Three Months
	Ended March 31,

	2003	2002

Revenues:
Domestic Brokerage Group	$4,322	$3,345
Transatlantic	758	600
Personal Lines	888	688
Mortgage Guaranty	178	165
Foreign General	1,762	1,326

Total Reportable Segment	7,908	6,124
Reclassifications and Eliminations	(10)	6

Total General Insurance	$7,898	$6,130

	General Insurance

	Three Months
	Ended March 31,

	2003	2002

Operating income:
Domestic Brokerage Group	$709	$531
Transatlantic	80	72
Personal Lines	69	23
Mortgage Guaranty	110	112
Foreign General	347	311

Total Reportable Segment	1,315	1,049
Reclassifications and Eliminations	2	6

Operating income before realized capital gains (losses)	1,317	1,055
Realized capital gains (losses)	(173)	(122)

Total General Insurance	$1,144	$933

      The following table summarizes AIG’s life insurance operations by major operating unit for the three months ended March 31, 2003 and 2002 (in millions):

	Life Insurance

	Three Months
	Ended March 31,

	2003	2002

Revenues:
American International Assurance and Nan Shan Life	$3,042	$2,762
ALICO and AIG Star Life	1,944	1,777
Domestic Life	3,407	3,015
Other	161	103

Total Reportable Segment	8,554	7,657
Reclassifications and Eliminations	—	—

Total Life Insurance	$8,554	$7,657

Operating income:
American International Assurance and Nan Shan Life	$408	$392
ALICO and AIG Star Life	398	311
Domestic Life	664	632
Other	70	21

Total Reportable Segment	1,540	1,356
Reclassifications and Eliminations	—	—

Operating income before realized capital gains (losses)	1,540	1,356
Realized capital gains (losses)	(345)	(29)

Total Life Insurance	$1,195	$1,327

     The following table summarizes AIG’s financial services operations by major operating unit for the three months ended March 31, 2003 and 2002 (in millions):

	Financial Services

	Three Months
	Ended March 31,

	2003	2002

Revenues:
International Lease Finance Corporation	$722	$641
AIG Financial Products Corp.	272	272
Consumer Finance	639	613
Other*	128	112

Total Reportable Segment	1,761	1,638
Reclassifications and Eliminations	(68)	(72)

Total Financial Services	$1,693	$1,566

Operating income:
International Lease Finance Corporation	$174	$173
AIG Financial Products Corp.	196	176
Consumer Finance	148	124
Other*	32	26

Total Reportable Segment	550	499
Reclassifications and Eliminations	(20)	(25)

Total Financial Services	$530	$474

*	Including AIG Trading Group Inc.

     3)     Earnings per share of AIG are based on the weighted average number of common shares outstanding during the period.

      The quarterly dividend rate per common share, commencing with the dividend paid September 20, 2002 is $0.047.

      4)     Cash flow information for the three month periods ended March 31, 2003 and 2002 is as follows:

	2003	2002

	(in millions)
Income taxes paid	$413	$199
Interest paid	$829	$845

      5)     Computation of Earnings Per Share:

	Three Months
	Ended March 31,

	2003	2002

	(in millions, except
	per share amounts)
Numerator:
Net income (applicable to common stock)	$1,954	$1,980

Denominator:
Basic:
Average outstanding shares used in the computation of per share earnings:
Common stock	2,752	2,752
Common stock in treasury	(142)	(137)

Average outstanding shares — basic	2,610	2,615

Diluted:
Average outstanding shares used in the computation of per share earnings:
Common stock	2,752	2,752
Common stock in treasury	(142)	(137)
Stock options and stock purchase plan (treasury stock method)	18	26

Average outstanding shares — diluted	2,628	2,641

	Three Months
	Ended March 31,

	2003	2002

	(in millions, except
	per share amounts)
Net income per share:
Basic	$0.75	$0.76

Diluted	$0.74	$0.75

      6)     Acquisition, Restructuring and Related Charges

      During the third quarter of 2001, American General Corporation (AGC) was acquired and consolidated into AIG; charges in connection with this acquisition totaled $1.36 billion for that quarter. During the second quarter of 2001, AGC incurred $654 million in connection with the termination of its merger agreement with Prudential plc. Thus, for all of 2001, AIG incurred $2.02 billion of charges in connection with the acquisition of AGC.

      With respect to the charges of $1.36 billion incurred in the third quarter of 2001, approximately $512 million was related to direct costs of the acquisition. Of the $512 million, $85 million was attributable to investment banking, legal and accounting fees. The remaining direct costs of $427 million were related to employee severance and other termination benefits, and other compensation costs related to change in control agreements with AGC executives. The costs were also based in part on a projected elimination of positions, in accordance with AIG’s post-business combination plans, which were intended to enhance the effectiveness and efficiency of the combined operations.

      Of the total direct costs of $512 million, $423 million or 83 percent have been paid as of March 31, 2003, including approximately $7 million, $111 million and $305 million paid during the first three months of 2003, and the twelve months of 2002 and 2001, respectively. In addition, during 2002, $32 million of liabilities were utilized to absorb other insignificant merger-related expenses. The balance, $57 million, is recorded as a component of “Other Liabilities” as of March 31, 2003.

      With respect to the elimination of positions, 2,287 terminations were included in AIG’s original post-business combination plans. As of March 31, 2003, terminations totaled 1,848; including 134, 1,105 and 609 made during 2003, 2002 and 2001, respectively. The remaining 439 terminations are scheduled to occur in 2003, in accordance with AGC’s employee termination program.

      The indirect costs of $851 million represented charges resulting from post-business combination plans, recognizing that certain assets will have no future economic benefit or ability to generate future revenues. Such charges include asset impairment charges related to software, leasehold improvements and certain goodwill. Also included were certain adjustments associated with conforming AGC’s balances to AIG’s existing accounting policies and methodologies. Of the $851 million, $784 million had been applied as at March 31, 2003, including $2 million, $113 million and $669 million in the first three months of 2003, and the twelve months of 2002 and 2001, respectively. The balance, $67 million, remains outstanding and is reflected as a component of “Other Liabilities” as at March 31, 2003.

      7)     Starr International Company, Inc. Plan

      Starr International Company, Inc. (SICO) provides a Deferred Compensation Profit Participation Plan (SICO Plan) to certain AIG employees. The SICO Plan came into being in 1975 when the voting shareholders and Board of Directors of SICO, a private holding company whose principal asset consists of AIG common stock, decided that a portion of the capital value of SICO should be used to provide an incentive plan for the current and succeeding managements of all American International companies, including AIG. Participation in the SICO Plan by any person, and the amount of such participation, is at the sole discretion of SICO’s Board of Directors, and none of the costs of the various benefits provided under such plan is paid by or charged to AIG. The SICO Plan provides that shares currently owned by SICO may be set aside by SICO for the benefit of the participant and distributed upon retirement. The SICO Board of Directors may permit an early pay-out under certain circumstances. Prior to pay-out, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant’s voluntary termination of employment with AIG prior to normal retirement age. In addition, SICO’s Board of Directors may elect to pay a participant cash in lieu of shares of AIG common stock. If the expenses of the SICO Plan had been reflected by AIG, the pre-tax amounts accrued would have been $32.1 million for the first three months of 2003 and $12.3 million for the same period of 2002.

      8)     Commitments and Contingent Liabilities

      In the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.

      a)     Commitments to extend credit are agreements to lend subject to certain conditions. These commitments generally have fixed expiration dates or termination clauses and typically require payment of a fee. These commitments have not deviated materially from December 31, 2002 at which time they approximated $400 million. AIG uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. AIG evaluates each counterparty’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by AIG upon extension of credit, is based on management’s credit evaluation of the counterparty.

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

      AIGFP, in the ordinary course of its operations and as principal, structures derivative transactions to meet the needs of investors who may be seeking to hedge certain aspects of such investors’ operations. AIGFP may also enter into derivative transactions for its own account. Such derivative transactions include interest rate, currency and equity swaps, swaptions and forward commitments. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. AIGFP typically becomes a principal in the exchange of interest payments between the parties and, therefore, may be exposed to loss, if counterparties default. Currency and equity swaps are similar to interest rate swaps, but involve the exchange of specific currencies or the cashflows based on the underlying equity securities or indices. Also, they may involve the exchange of principal amounts at the beginning and end of the transaction. Swaptions are options where the holder has the right but not the obligation to enter into a swap transaction or cancel an existing swap transaction. At March 31, 2003, the notional principal amount of the sum of the swap pays and receives approximated $848.83 billion, primarily related to interest rate swaps of approximately $603.17 billion.

      The following tables provide the contractual and notional amounts of derivatives transactions of AIGFP at March 31, 2003.

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

      The following table presents AIGFP’s derivatives portfolio by maturity and type of derivative at March 31, 2003 and December 31, 2002:

(in millions)

	Remaining Life of Notional Amount*

	One	Two Through	Six Through	After Ten	Total	Total
	Year	Five Years	Ten Years	Years	2003	2002

AIGFP interest rate, currency and equity swaps and swaptions:
Notional amount:
Interest rate swaps	$152,383	$302,043	$134,473	$14,273	$603,172	$579,994
Currency swaps	47,252	84,748	44,599	6,375	182,974	176,987
Swaptions and equity swaps	21,948	24,176	9,863	6,698	62,685	60,436

Total	$221,583	$410,967	$188,935	$27,346	$848,831	$817,417

*	Notional amount is not representative of either market risk or credit risk

     Futures and forward contracts are contracts for delivery of foreign currencies or financial indices in which the seller/purchaser agrees to make/take delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise as a result of movements in current market prices from contracted prices and the potential inability of counterparties to meet their obligations under the contracts. At March 31, 2003 the contractual amount of AIGFP’s futures and forward contracts approximated $51.86 billion.

      The following table presents AIGFP’s futures and forward contracts portfolio by maturity and type of derivative at March 31, 2003 and December 31, 2002:

(in millions)

	Remaining Life

	One	Two Through	Six Through	After Ten	Total	Total
	Year	Five Years	Ten Years	Years	2003	2002

Futures and forward contracts:
Exchange traded futures contracts contractual amount	$6,726	$—	$—	$—	$6,726	$10,524

Over the counter forward contracts contractual amount	$44,727	$214	$188	$—	$45,129	$43,627

      AIGFP enters into credit derivative transactions in the ordinary course of its business. The overwhelming majority of AIGFP’s credit derivatives require AIGFP to provide credit protection on a designated portfolio of loans or debt securities. AIGFP provides such credit protection only on a “second loss” basis, under which AIGFP’s payment obligations arise only after credit losses in the designated portfolio exceed a specified threshold amount or level of “first losses.” The threshold amount of credit losses that must be realized before AIGFP has any payment obligation is negotiated by AIGFP for each transaction to provide that the likelihood of any payment obligation by AIGFP under each transaction is remote, even in severe recessionary market scenarios.

      In many cases, the credit risk associated with a designated portfolio is tranched into different layers of risk, which are then analyzed and rated by the credit rating agencies. Typically, there will be an equity layer covering the first credit losses in respect of the portfolio up to a specified percentage of the total portfolio, and then successive layers that are rated, generally a BBB rated layer, an A rated layer, an AA rated layer and an AAA rated layer. In transactions that are rated, the risk layer or tranche that is immediately junior to the threshold level above which AIGFP’s payment obligation would arise is rated AAA by the rating agencies. For that reason, the risk layer assumed by AIGFP with respect to the designated portfolio in these transactions is often called the “super senior” risk layer, defined as the layer of credit risk senior to a risk layer that has been rated AAA by the credit rating agencies or if the transaction is not rated, equivalent thereto. For example, in a transaction with an equity layer covering credit losses from 0 to 2 percent of the total portfolio, a BBB rated layer covering credit losses from 2 to 4 percent, an A rated layer from 4 to 6 percent, an AA rated layer from 6 to 8 percent and a AAA rated layer from 8 to 11 percent, AIGFP would cover credit losses arising in respect of the portfolio that exceeded an 11 percent first loss threshold amount, and thereby bear risk that is senior to the 8 to 11 percent AAA rated risk layer.

      AIGFP continually monitors the underlying portfolios to determine whether the credit loss experience for any particular portfolio has caused the likelihood of AIGFP having a payment obligation under the transaction to be greater than super senior risk. AIGFP maintains the ability opportunistically to hedge specific securities in a portfolio thereby further limiting its exposure to loss and has hedged outstanding transactions in this manner on occasion. AIGFP has never had a payment obligation under these credit derivatives transactions. Furthermore, based on portfolio credit losses experienced to date under all outstanding transactions, no transaction has experienced credit losses in an amount that has made the likelihood of AIGFP having to make a payment, in AIGFP’s view, to be greater than remote, even in severe recessionary market scenarios. At March 31, 2003, the notional amount with respect to AIGFP’s credit derivative portfolio was $151.1 billion.

      AIGFP utilizes various credit enhancements, including letters of credit, guarantees, collateral, credit triggers, credit derivatives and margin agreements to reduce the credit exposure relating to these off-balance sheet financial instruments. AIGFP requires credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties and the transaction’s size and maturity. In addition, AIGFP’s derivative transactions are generally documented under ISDA Master Agreements. Management believes that such agreements provide for legally enforceable set-off and close out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, AIGFP is permitted to set-off its receivables from a counterparty against its payables to the same counterparty arising out of all included transactions. As a result, the net replacement value represents the net sum of estimated positive fair values after the application of such strategies, agreements and collateral held. Subsequent to the application of such credit enhancements, the net exposure to credit risk or the net replacement value of all interest rate, currency, and equity swaps, swaptions and forward commitments approximated $14.95 billion at March 31, 2003 and $14.98 billion at December 31, 2002. The net replacement value for futures and forward contracts approximated $22 million at March 31, 2003 and $110 million at December 31, 2002. The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss.

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

      AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At March 31, 2003 and December 31, 2002, the counterparty credit quality by derivative product with respect to the net replacement value of AIGFP’s derivatives portfolio was as follows:

(in millions)

	Net Replacement Value

	Swaps and	Futures and	Total	Total
	Swaptions	Forward Contracts	2003	2002

Counterparty credit quality:
AAA	$6,252	$5	$6,257	$7,177
AA	3,647	17	3,664	3,871
A	3,882	—	3,882	2,887
BBB	1,133	—	1,133	1,120
Below investment grade	31	—	31	35

Total	$14,945	$22	$14,967	$15,090

      At March 31, 2003 and December 31, 2002, the counterparty breakdown by industry with respect to the net replacement value of AIGFP’s derivatives portfolio was as follows:

(in millions)

	Net Replacement Value

	Swaps and	Futures and	Total	Total
	Swaptions	Forward Contracts	2003	2002

Non-U.S. banks	$3,546	$17	$3,563	$3,310
Insured municipalities	907	—	907	925
U.S. industrials	2,200	—	2,200	2,773
Governmental	671	—	671	520
Non-U.S. financial service companies	416	—	416	474
Non-U.S. industrials	1,463	—	1,463	1,452
Special purpose	2,945	—	2,945	3,252
U.S. banks	761	—	761	431
U.S. financial service companies	2,029	5	2,034	1,941
Supranationals	7	—	7	12

Total	$14,945	$22	$14,967	$15,090

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

      Revenues for both the three months ended March 31, 2003 and 2002 from AIGFP’s operations were $272 million.

      d)     AIG Trading Group Inc. (AIGTG) becomes a party to derivative financial instruments in the normal course of its business and to reduce its currency, interest rate and commodity exposures.

      Futures and forward contracts are contracts for delivery of foreign currencies, commodities or financial indices in which the seller/purchaser agrees to make/take delivery at a specified future date of a specified instrument, at a specified price or yield. Options are contracts that allow the holder of the option to purchase or sell the underlying commodity, currency or index at a specified price and within, or at, a specified period of time. As a writer of options, AIGTG generally receives an option premium and then manages the risk of any unfavorable change in the value of the underlying commodity, currency or index. Risks arise as a result of movements in current market prices from contracted prices, and the potential inability of the counterparties to meet their obligations under the contracts. At March 31, 2003, the contractual amount of AIGTG’s futures, forward and option contracts approximated $467.6 billion.

      The following table provides the contractual and notional amounts and credit exposure, if applicable, by maturity and type of derivative of AIGTG’s derivatives portfolio at March 31, 2003 and December 31, 2002. The gross replacement values presented represent the sum of the estimated positive fair values of all of AIGTG’s derivatives contracts at March 31, 2003 and December 31, 2002. These values do not represent the credit risk to AIGTG.

      Net replacement values presented represent the net sum of estimated positive fair values after the application of legally enforceable master closeout netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss within a product category. At March 31, 2003, the net replacement value of AIGTG’s futures, forward and option contracts and interest rate and currency swaps approximated $2.09 billion.

(in millions)

	Remaining Life

	One	Two Through	Six Through	After Ten	Total	Total
	Year	Five Years	Ten Years	Years	2003	2002

Contractual amount of futures, forwards and options:
Exchange traded futures and options	$12,915	$949	$59	$—	$13,923	$13,335

Forwards	$207,473	$12,679	$1,817	$36	$222,005	$184,147

Over the counter purchased options	$72,464	$20,460	$23,512	$237	$116,673	$115,762

Over the counter sold options(a)	$70,080	$20,227	$24,315	$389	$115,011	$111,674

Notional amount(c):
Interest rate swaps and forward rate agreements	$15,150	$32,583	$5,746	$115	$53,594	$55,059
Currency swaps	2,957	5,106	328	—	8,391	8,544
Swaptions	4,521	4,685	1,251	—	10,457	10,515

Total	$22,628	$42,374	$7,325	$115	$72,442	$74,118

Credit exposure:
Futures, forwards, swaptions and purchased options contracts and interest rate and currency swaps:
Gross replacement value	$4,951	$3,378	$3,127	$39	$11,495	$11,320
Master netting arrangements	(3,498)	(2,753)	(2,926)	(25)	(9,202)	(8,776)
Collateral	(70)	(106)	(20)	(7)	(203)	(252)

Net replacement value(b)	$1,383	$519	$181	$7	$2,090	$2,292

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

      AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or internal analysis. At March 31, 2003 and December 31, 2002, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG’s derivatives portfolio were as follows:

(in millions)

	Net Replacement Value

	2003	2002

Counterparty credit quality:
AAA	$336	$347
AA	508	622
A	482	739
BBB	186	193
Below investment grade	59	63
Exchange traded futures and options*	519	328

Total	$2,090	$2,292

Counterparty breakdown by industry:
Non-U.S. banks	$712	$927
U.S. industrials	169	369
Governmental	35	37
Non-U.S. financial service companies	65	105
Non-U.S. industrials	167	144
U.S. banks	68	157
U.S. financial service companies	355	225
Exchanges*	519	328

Total	$2,090	$2,292

*	Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

     Spot commodities sold but not yet purchased represent obligations of AIGTG to deliver spot commodities at their contracted prices and thereby create a liability to repurchase the spot commodities in the market at prevailing prices.

      AIGTG limits its risks by holding offsetting positions. In addition, AIGTG monitors and controls its risk exposures through various monitoring systems which evaluate AIGTG’s market and credit risks, and through credit approvals and limits. At March 31, 2003, AIGTG did not have a significant concentration of credit risk from either an individual counterparty or group of counterparties.

      AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and AIGTG arising from transactions entered into by AIGFP and AIGTG.

      e)     At March 31, 2003, ILFC had committed to purchase 487 aircraft deliverable from 2003 through 2010 at an estimated aggregate purchase price of $27.9 billion and had options to purchase 18 aircraft deliverable from 2003 through 2008 at an estimated aggregate purchase price of $1.3 billion. ILFC will be required to find customers for any aircraft acquired, and it must arrange financing for portions of the purchase price of such equipment.

      f)     AIG and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. AIG does not believe that such litigation will have a material adverse effect on its financial condition, future operating results or liquidity. However, the recent trend of increasing jury awards and settlements makes it somewhat more difficult to assess the ultimate outcome of such litigation. (See also Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

      In late 2002, a shareholder derivative action was filed in Delaware Chancery Court alleging breaches of fiduciary duty of loyalty and care against AIG’s directors. AIG management believes the allegations of the complaint are without merit. AIG’s Board of Directors has appointed a special committee of independent directors to review the complaint and respond to the lawsuit.

      AIG continues to receive claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (hereinafter collectively referred to as environmental claims) and indemnity claims asserting injuries from asbestos. Estimation of asbestos and environmental claims loss reserves is a difficult process, as these claims, which emanate from policies written in 1984 and prior years, cannot be estimated by conventional reserving techniques. Asbestos and environmental claims development is affected by factors such as inconsistent court resolutions, the broadening of the intent of policies and scope of coverage and increasing number of new claims. AIG and other industry members have and will continue to litigate the broadening judicial interpretation of policy coverage and the liability issues. If the courts continue in the future to expand the intent of the policies and the scope of the coverage, as they have in the past, additional liabilities would emerge for amounts in excess of reserves held. This emergence cannot now be reasonably estimated, but could have a material impact on AIG’s future operating results. The reserves carried for these claims as at March 31, 2003 ($2.01 billion gross; $651 million net) are believed to be adequate as these reserves are based on known facts and current law.

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

      AIG uses primarily two methods to test the A & E reserves. One method, the Market Share method, produces indicated A & E reserve needs by applying the appropriate AIG company market share to estimated potential industry ultimate loss/ loss expense based on the latest estimates from A.M. Best and Tillinghast. A second method, a frequency/ severity approach, is also utilized. This approach utilizes current information as the basis of an analysis that predicts, for the next 10 years, the number of future environmental claims expected and the average severity of each. The trend in frequency created is based upon assumptions judged by AIG to be the most reasonable. The trend in severity starts with initial severities based on actual average current severity (under the varying case adequacy assumptions) and trending forward under assumptions deemed most reasonable by AIG. A similar report year claim projection analysis is also performed for asbestos. This analysis predicts future asbestos losses for the next 20 years based on the actual claim activity.

      A summary of reserve activity for the three months ended March 31, 2003 and 2002, including estimates for applicable incurred but not reported losses and loss expenses, relating to asbestos and environmental claims separately and combined, is as follows:

(in millions)

	2003		2002

	Gross	Net	Gross	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$1,304	$400	$1,114	$312
Losses and loss expenses incurred*	39	15	44	27
Losses and loss expenses paid*	(110)	(32)	(33)	(15)

Reserve for losses and loss expenses at end of period	$1,233	$383	$1,125	$324

Environmental:
Reserve for losses and loss expenses at beginning of year	$832	$296	$1,115	$407
Losses and loss expenses incurred*	(18)	(7)	(19)	—
Losses and loss expenses paid*	(38)	(21)	(35)	(21)

Reserve for losses and loss expenses at end of period	$776	$268	$1,061	$386

Combined:
Reserve for losses and loss expenses at beginning of year	$2,136	$696	$2,229	$719
Losses and loss expenses incurred*	21	8	25	27
Losses and loss expenses paid*	(148)	(53)	(68)	(36)

Reserve for losses and loss expenses at end of period	$2,009	$651	$2,186	$710

*	All amounts pertain to policies underwritten in prior years.

     g)     SAI Deferred Compensation Holdings, Inc., a wholly-owned subsidiary of AIG, has established a deferred compensation plan for registered representatives of certain AIG subsidiaries, pursuant to which participants have the opportunity to invest deferred commissions and fees on a notional basis. The value of the deferred compensation fluctuates with the value of the deferred investment alternatives chosen. AIG has provided a full and unconditional guarantee of the obligations of SAI Deferred Compensation Holdings, Inc. to pay the deferred compensation under the plan.

      9)     Debt Outstanding:

      At March 31, 2003, AIG’s debt outstanding of $74.37 billion, shown below, included borrowings of $65.63 billion which were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

(in millions)

	2003	2002

Borrowings under obligations of GIAs — AIGFP	$15,029	$14,850

Commercial Paper:
ILFC(a)	4,001	4,213
AGF(a)	3,519	2,956
AIG Funding, Inc.	3,229	1,645
AIG Credit Card Company (Taiwan)(a)	232	234
AIG Finance (Taiwan) Limited(a)	60	64

Total	11,041	9,112

Medium Term Notes:
AGF(a)	7,933	7,719
ILFC(a)	5,561	4,970
AIG	998	998

Total	14,492	13,687

Notes and Bonds Payable:
AIGFP	16,483	16,940
ILFC(a)(b)	10,887	9,825
AGF(a)	1,661	2,266
AIG	1,615	1,608
AGC	1,243	1,542

Total	31,889	32,181

Loans and Mortgages Payable:
AIG	705	697
AIGCFG(a)	621	735
ILFC(a)(c)	242	261
AIG Finance (Hong Kong) Limited(a)	217	229
Other subsidiaries(a)	135	133

Total	1,920	2,055

Total Borrowings	74,371	71,885

Borrowings not guaranteed by AIG	35,069	33,605
Matched GIA borrowings — AIGFP	15,029	14,850
Matched notes and bonds payable — AIGFP	15,533	16,526

	65,631	64,981

Remaining borrowings of AIG	$8,740	$6,904

(a) AIG does not guarantee these borrowings.
(b) Includes borrowings under Export Credit Facility of $2.03 billion.
(c) Capital lease obligations.

     At March 31, 2003, the commercial paper issued and outstanding was as follows:

(dollars in millions)

		Unamortized		Weighted	Weighted
	Net	Discount		Average	Average
	Book	and Accrued	Face	Interest	Maturity
	Value	Interest	Amount	Rate	In Days

ILFC	$4,001	$4	$4,005	1.26%	25
AGF	3,519	3	3,522	1.25	28
Funding	3,229	2	3,231	1.20	23
AIGCCC — Taiwan*	232	1	233	2.21	76
AIGF — Taiwan*	60	—	60	4.35	61

Total	$11,041	$10	$11,051	—	—

*	Issued in Taiwan N.T. dollars at prevailing local interest rates.

     The maturity distributions of total borrowings at March 31, 2003 and December 31, 2002 were as follows:

(in millions)

	2003	2002

Short-term borrowings	$20,443	$22,468
Long-term borrowings*	53,928	49,417

Total borrowings	$74,371	$71,885

* Including commercial paper and excluding that portion of long-term debt maturing in less than one year.

     During the first three months of 2003, AIGFP decreased the aggregate principal amount outstanding of its notes and bonds payable to $16.48 billion. AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The funds may also be temporarily invested in securities purchased under agreements to resell. (See also the discussions under “Operational Review”, “Liquidity” and “Derivatives” in Management’s Discussion and Analysis.)

      AIG Funding, Inc. (Funding), through the issuance of commercial paper, helps fulfill the short-term cash requirements of AIG and its subsidiaries. Funding intends to continue to meet AIG’s funding requirements through the issuance of commercial paper guaranteed by AIG. The issuance of Funding’s commercial paper is subject to the approval of AIG’s Board of Directors.

      ILFC and American General Finance, Inc. and its subsidiaries (AGF) as well as AIG Credit Card Company (Taiwan) — (AIGCCC-Taiwan) and AIG Finance (Taiwan) Limited — (AIGF-Taiwan), both consumer finance subsidiaries in Taiwan, have issued commercial paper for the funding of their own operations. At March 31, 2003, AIG did not guarantee the commercial paper of any of its subsidiaries other than Funding. On July 8, 2002, AGC ceased issuing commercial paper under its program. AGC’s funding requirements are now being met through Funding’s commercial paper program. (See also the discussion under “Derivatives” in Management’s Discussion and Analysis.)

      AIG and Funding are parties to unsecured syndicated revolving credit facilities (collectively, the Facility) aggregating $2.75 billion. The Facility consists of $1.375 billion in a short-term revolving credit facility and $1.375 billion in a five year revolving credit facility. The Facility can be used for general corporate purposes and also to provide backup for Funding’s commercial paper programs. There are currently no borrowings outstanding under the Facility, nor were any borrowings outstanding as of March 31, 2003.

      AGF is a party to unsecured syndicated revolving credit facilities aggregating $3.0 billion. The facilities consist of $1.5 billion in a short-term revolving credit facility and $1.5 billion in a five year revolving credit facility, which support AGF’s commercial paper borrowings. There are currently no borrowings under these facilities, nor were any borrowings outstanding as of March 31, 2003. AGF had $4.0 billion in aggregate principal amount of debt securities registered and available for issuance at March 31, 2003. AGF uses the proceeds from the issuance of notes and bonds for the funding of its finance receivables.

      As of November 2001, AIG guaranteed the notes and bonds of AGC. During 2002, AGC issued $200 million in notes which matured in March 2003.

      ILFC is a party to unsecured syndicated revolving credit facilities aggregating $3.15 billion to support its commercial paper program. The facilities consist of $2.15 billion in a short-term revolving credit facility and $1.0 billion in a three year revolving credit facility. There are currently no borrowings outstanding under these facilities, nor were any borrowings outstanding as of March 31, 2003.

      At March 31, 2003, ILFC had increased the aggregate principal amount outstanding of its medium term and long term notes to $16.45 billion, a net increase of $1.65 billion from December 31, 2002, and recorded a net decline in its capital lease obligations of $19 million and a net decrease in its commercial paper of $212 million. At March 31, 2003, ILFC had $6.08 billion of debt securities registered for public sale. During the quarter ended March 31, 2003, $2.35 billion of debt securities were issued. During the second quarter of 2002, ILFC expanded its Euro Medium Term Note Program to $4.0 billion, under which $2.31 billion in notes were sold through March 31, 2003. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

      ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these borrowings depending on the delivery date of the aircraft. At March 31, 2003, ILFC had $2.03 billion outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. Borrowings with respect to this facility are included in Notes and Bonds Payable in the preceding table of borrowings.

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

      AIGFP has established a Euro Medium Term Note Program under which an aggregate principal amount of up to $4.0 billion of notes may be issued. As of March 31, 2003, $2.53 billion of notes had been issued under the program, $2.32 billion of which are outstanding. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

      During the first three months of 2003, AIG did not issue any medium term notes and no previously issued notes matured. At March 31, 2003, AIG had $140 million in aggregate principal amount of debt securities registered for issuance from time to time.

      On November 9, 2001, AIG received proceeds of approximately $1 billion from the issuance of Zero Coupon Convertible Senior Debentures Due 2031 with an aggregate principal amount at maturity of approximately $1.52 billion. Commencing January 1, 2002, the debentures are convertible into shares of AIG common stock at a conversion rate of 6.0627 shares per $1,000 principal amount of debentures if AIG common stock trades at certain levels for certain time periods. The debentures are callable by AIG on or after November 9, 2006. Also, holders can require AIG to repurchase these debentures once every five years beginning on November 9, 2006.

      10)     Accounting Standards:

      In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN45). FIN45 requires that, for guarantees within its scope that are issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be established and recognized through earnings.

      AIG guarantees the indebtedness of third parties principally in connection with AIG SunAmerica Inc.’s (AIG SunAmerica) investments in affordable housing properties. The guarantees are issued primarily to facilitate financing for the construction of the underlying properties, and range in duration of up to ten years. The loans are secured by the underlying real estate. Since the inception of this investment program over ten years ago, payments under these guarantees have been insignificant. This is due to the fact that the loans are first backed by the creditworthiness of the third party general partner, and secondly, are secured by the underlying properties. The maximum exposure under these guarantees as of March 31, 2003 is approximately $3.4 billion.

      In addition, AIG’s real estate investment operations will occasionally extend similar guarantees to real estate partnerships in which they are an investor. The guarantees facilitate financing for the construction, and/or purchase of land. There have been no payments to date under these guarantees. This is due to the fact that the loans are first backed by the creditworthiness of the third party general partner, and secondly, are secured by the underlying properties. The maximum exposure under these guarantees as of March 31, 2003 is approximately $70 million.

      Through its ILFC subsidiary, AIG has also provided other types of guarantees. From time to time, ILFC participates with airlines, banks and other financial institutions to assist in financing aircraft by providing asset guarantees, put options or loan guarantees. Historically, losses arising from these guarantees have been immaterial, as ILFC has recourse to the value of the underlying aircraft, which offsets ILFC’s exposure, should ILFC be called upon to fulfill its obligations under these guarantees. The maximum exposure of these guarantees as of March 31, 2003 is approximately $1.0 billion.

      In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN46). FIN46 changes the method of determining whether certain entities should be consolidated in AIG’s consolidated financial statements. An entity is subject to FIN46 and is called a Variable Interest Entity (VIE) if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under existing guidance. A VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both.

      The provisions of FIN46 are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which AIG obtains an interest after that date. For VIEs in which AIG holds a variable interest that it acquired before February 1, 2003, FIN46 applies to the fiscal quarter ended September 30, 2003. For any VIEs that must be consolidated under FIN46 that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIEs would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.

      AIG is currently evaluating the impact of applying FIN46 to existing VIEs in which it has a variable interest, and believes that the impact on its results of operations and financial condition will not be significant.

      Effective January 1, 2003, AIG adopted the recognition provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (FAS 123). This statement establishes the financial accounting and reporting standards for stock-based employee compensation plans, such as AIG’s stock purchase plan, stock option plan and stock incentive plan. Under the recognition provisions of FAS 123, costs with respect to stock compensation are measured using the fair value of the shares subscribed or granted as at the date of grant recognized ratably over the vesting period. Such fair value is derived through an option pricing model.

      Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to FASB Statement No. 123” (FAS 148) was issued in 2002. This statement amended FAS 123 and provides alternative methods of transition for a voluntary change to the recognition provisions of FAS 123. Also, FAS 148 amended certain of the disclosure requirements of FAS 123.

      AIG has elected the “Prospective Method” in the application of the recognition provisions as prescribed by FAS 123. Such method provides for the recognition of the fair value with respect to stock-based compensation for shares subscribed or granted on or after January 1, 2003.

      Prior to adoption of the recognition provisions of FAS 123, as amended, AIG recognized stock compensation in accordance with the provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees”.

      With respect to net income for the three month periods ended March 31, 2003 and 2002, the following table provides a pro forma reconciliation as if AIG had adopted the recognition provisions of FAS 123 at its inception:

	2003	2002
(in millions, except per share amounts)
Net income, as reported	$1,954	$1,980
Actual stock-based compensation recognized, net of tax*	2	—

	1,956	1,980
Pro forma stock-based compensation, net of tax	14	14
Actual stock-based compensation recognized, net of tax	2	—

Net income, pro forma	$1,940	$1,966

Earnings per common share:
Basic:
Net income, as reported	$0.75	$0.76
Stock-based compensation, net of tax	(0.01)	(0.01)

Net income, pro forma	$0.74	$0.75

Diluted:
Net income, as reported	$0.74	$0.75
Stock-based compensation, net of tax	(0.01)	(0.01)

Net income, pro forma	$0.73	$0.74

Average shares outstanding:
Basic	2,610	2,615
Diluted	2,628	2,641

*	Actual stock-based compensation earnings per share impact is substantially less than one cent.

      11)     Information Provided in Connection with Outstanding Debt of AGC

      The following condensed consolidating financial statements are provided in compliance with Regulation S-X of the Securities and Exchange Commission. AGC is a holding company and a wholly-owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AGC.

Condensed Consolidating Balance Sheets

March 31, 2003	American
	International
	Group, Inc.	AGC	Other		Consolidated
	Guarantor	Issuer	Subsidiaries	Eliminations	AIG
(in millions)
Assets:
Invested assets	$1,077	$—	$457,084	$(6,794)	$451,367
Cash	4	2	654	—	660
Carrying value of subsidiaries and partially owned companies, at equity	62,244	18,931	9,166	(89,012)	1,329
Other assets	2,666	2,693	136,722	(3,628)	138,453

Total Assets	$65,991	$21,626	$603,626	$(99,434)	$591,809

Liabilities:
Insurance liabilities	$361	$—	$308,681	$32	$309,074
Debt	2,614	2,822	76,066	(7,131)	74,371
Other liabilities	759	3,606	143,383	(3,423)	144,325

Total Liabilities	3,734	6,428	528,130	(10,522)	527,770

Preferred shareholders’ equity in subsidiary companies	—	—	1,782	—	1,782
Total Capital Funds	62,257	15,198	73,714	(88,912)	62,257

Total Liabilities, Preferred Shareholders’ Equity in Subsidiary Companies and Capital Funds	$65,991	$21,626	$603,626	$(99,434)	$591,809

December 31, 2002	American
	International
	Group, Inc.	AGC	Other		Consolidated
	Guarantor	Issuer	Subsidiaries	Eliminations	AIG
(in millions)
Assets:
Invested assets	$1,208	$—	$428,496	$(6,108)	$423,596
Cash	18	1	1,146	—	1,165
Carrying value of subsidiaries and partially owned companies, at equity	59,003	17,981	12,607	(88,016)	1,575
Other assets	2,450	2,714	130,049	(320)	134,893

Total Assets	$62,679	$20,696	$572,298	$(94,444)	$561,229

Liabilities:
Insurance liabilities	$422	$—	$296,474	$(30)	$296,866
Debt	2,606	3,200	72,356	(6,277)	71,885
Other liabilities	548	3,197	127,716	(239)	131,222

Total liabilities	3,576	6,397	496,546	(6,546)	499,973

Preferred shareholders’ equity in subsidiary companies	—	—	2,153	—	2,153
Total Capital Funds	59,103	14,299	73,599	(87,898)	59,103

Total Liabilities, Preferred Shareholders’ Equity in Subsidiary Companies and Capital Funds	$62,679	$20,696	$572,298	$(94,444)	$561,229

Condensed Consolidating Statements of Income

Three months ended March 31, 2003	American
	International
	Group, Inc.	AGC	Other		Consolidated
	Guarantor	Issuer	Subsidiaries	Eliminations	AIG
(in millions)
Operating income	$116	$—	$3,036	$—	$3,152
Equity in undistributed net income of consolidated subsidiaries	1,800	466	—	(2,266)	—
Dividend income from consolidated subsidiaries	209	5	—	(214)	—
Other	(86)	—	(142)	—	(228)
Income taxes (benefits)	85	11	780	—	876
Minority interest	—	—	(94)	—	(94)

Net income (loss)	$1,954	$460	$2,020	$(2,480)	$1,954

Three months ended March 31, 2002	American
	International
	Group, Inc.	AGC	Other		Consolidated
	Guarantor	Issuer	Subsidiaries	Eliminations	AIG
(in millions)
Operating income	$154	$—	$2,880	$—	$3,034
Equity in undistributed net income of consolidated subsidiaries	1,613	214	—	(1,827)	—
Dividend income from consolidated subsidiaries	241	249	—	(490)	—
Other	(29)	(33)	(13)		(75)
Income taxes (benefits)	(1)	15	878	—	892
Minority interest	—	—	(87)	—	(87)

Net income (loss)	$1,980	$415	$1,902	$(2,317)	$1,980

Condensed Consolidating Statements of Cash Flows

Three months ended March 31, 2003	American
	International
	Group, Inc.	AGC	Other	Consolidated
	Guarantor	Issuer	Subsidiaries	AIG
(in millions)
Net cash provided by operating activities	$72	$473	$8,345	$8,890
Cash flows from investing:
Invested assets disposed	50	—	45,873	45,923
Invested assets acquired	4	—	(61,720)	(61,716)
Other	(14)	(80)	(150)	(244)

Net cash provided by (used in) investing activities	40	(80)	(15,997)	(16,037)

Cash flows from financing activities:
Change in debts	56	(378)	2,802	2,480
Other	(182)	(14)	4,358	4,162

Net cash provided by (used in) financing activities	(126)	(392)	7,160	6,642

Change in cash	(14)	1	(492)	(505)
Cash at beginning of period	18	1	1,146	1,165

Cash at end of period	$4	$2	$654	$660

Three months ended March 31, 2002	American
	International
	Group, Inc.	AGC	Other	Consolidated
	Guarantor	Issuer	Subsidiaries	AIG
(in millions)
Net cash provided by (used in) operating activities	$(230)	$281	$4,879	$4,930
Cash flows from investing:
Invested assets disposed	(118)	—	30,243	30,125
Invested assets acquired	—	—	(41,887)	(41,887)
Other	(8)	(146)	80	(74)

Net cash provided by (used in) investing activities	(126)	(146)	(11,564)	(11,836)

Cash flows from financing activities:
Change in debts	714	(105)	157	766
Other	(358)	(30)	6,978	6,590

Net cash provided by (used in) financing activities	356	(135)	7,135	7,356

Change in cash	—	—	450	450
Cash at beginning of period	1	1	696	698

Cash at end of period	$1	$1	$1,146	$1,148

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

      Set forth below are reconciliations of each “non-GAAP financial measure” used in this Quarterly Report on Form 10-Q to its most equivalent measure presented on a GAAP basis. For an explanation of why AIG management considers these “non-GAAP measures” useful, see Executive Summary in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Insurance Revenues:

(in millions)

	Three Months
	Ended March 31,
	2003	2002

Net premiums earned	$7,287	$5,507
Net investment income	784	745
Realized capital gains (losses)	(173)	(122)

As adjusted — Management reporting basis	$7,898	$6,130

General Insurance Operating Income as reported:

(in millions)

	Three Months
	Ended March 31,
	2003	2002

Net premiums written	$8,243	$6,334
Change in unearned premium reserve	(956)	(827)

Net premiums earned	7,287	5,507
Losses and loss expenses incurred	5,403	4,143
Underwriting expenses	1,351	1,054

Adjusted underwriting profit	533	310
Net investment income	784	745
Realized capital gains (losses)	(173)	(122)

Operating income	$1,144	$933

General Insurance Operating Income as adjusted:

(in millions)

	Three Months
	Ended March 31,
	2003	2002

As reported	$1,144	$933
Realized capital (gains) losses	173	122

As adjusted — Management reporting basis	$1,317	$1,055

Life Premium Income:

(in millions)

	Three Months
	Ended March 31,
	2003	2002

As reported	$5,659	$4,783
Deposits and considerations not deemed to be GAAP revenue	7,354	8,034

Premium income, deposits and other considerations	$13,013	$12,817

Life Insurance Revenues:

(in millions)

	Three Months
	Ended March 31,
	2003	2002

Premium income	$5,659	$4,783
Net investment income	3,240	2,903
Realized capital gains (losses)	(345)	(29)

As adjusted — Management reporting basis	$8,554	$7,657

Life Insurance Operating Income:

(in millions)

	Three Months
	Ended March 31,
	2003	2002

As reported	$1,195	$1,327
Realized capital losses	345	29

As adjusted — Management reporting basis	$1,540	$1,356

Income before income taxes and minority interest:

(in millions)

	Three Months
	Ended March 31,
	2003	2002

As reported	$2,924	$2,959
Realized capital losses	632	232

As adjusted — Management reporting basis	$3,556	$3,191

Net Income:

(in millions)

	Three Months
	Ended March 31,
	2003	2002

As reported	$1,954	$1,980
Realized capital losses, net of taxes	412	151

As adjusted — Management reporting basis	$2,366	$2,131

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

      “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is designed to provide the reader a narrative with respect to AIG’s operations, financial condition and liquidity and certain other significant matters.

Executive Summary

      AIG’s operations are conducted principally through four business segments: general insurance, life insurance, financial services and retirement savings & asset management. Within each of these business segments are various operating groups generally formed based upon products or services which may be offered in different geographic locations.

      Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, AIG presents its operations in the way it believes will be most meaningful, as well as most transparent. Operating income is shown exclusive of realized capital gains (losses) because the determination to realize capital gains or losses is generally independent of the insurance underwriting process. Moreover, the equity analysts who follow AIG exclude such realized transactions in their analyses for the same reason. Premium income, gross premiums written, statutory underwriting profit (loss) and combined ratios are presented in accordance with accounting principles prescribed by insurance regulatory authorities because these are standard measures of performance used in the insurance industry and thus allow more meaningful comparisons with AIG’s insurance competitors. A reconciliation of these measurements to the most equivalent measurements presented in accordance with Generally Accepted Accounting Principles (GAAP) is presented on page 28.

Consolidated Results

      AIG’s revenues in the first three months of 2003 increased 17.3 percent to $18.9 billion when compared to $16.1 billion in the same period of 2002. Growth in revenues was primarily attributable to the growth in net premiums earned from the global insurance operations. This growth was negatively impacted by realized capital losses incurred. The following tables reconcile results reported on a GAAP basis to the presentation AIG management believes is most meaningful.

      Income before income taxes and minority interest:

(in millions)

	Three Months
	Ended March 31,
	2003	2002

As reported	$2,924	$2,959
Realized capital losses	632	232

As adjusted — Management reporting basis	$3,556	$3,191

      Net income:

(in millions)

	Three Months
	Ended March 31,
	2003	2002

As reported	$1,954	$1,980
Realized capital losses, net of taxes	412	151

As adjusted — Management reporting basis	$2,366	$2,131

      AIG’s income before income taxes and minority interest decreased 1.2 percent in the first three months of 2003 when compared to the same period of 2002. The factor causing the decrease was the increase in realized capital losses. If the realized capital losses were excluded from the first three months of 2003 and the same period of 2002, growth in AIG’s income before taxes and minority interest would be 11.4 percent.

      AIG’s net income in the first three months of 2003 decreased 1.4 percent to $1.95 billion when compared to $1.98 billion in the same period of 2002. Excluding realized capital gains (losses), net of taxes, AIG’s net income in the first three months of 2003 increased 11.1 percent.

      The following table summarizes the operations of each principal segment for the first three months of 2003 and 2002:

(in millions)

	2003	2002

Revenues:
General insurance(a)	$7,898	$6,130
Life insurance(b)	8,554	7,657
Financial services(c)	1,693	1,566
Retirement savings & asset management(d)	896	865
Other	(114)	(81)

Total	$18,927	$16,137

Operating income:
General insurance	$1,144	$933
Life insurance	1,195	1,327
Financial services	530	474
Retirement savings & asset management	283	300
Other	(228)	(75)

Total	$2,924	$2,959

(a) Represents the sum of net premiums earned, net investment income and realized capital gains (losses).

(b) Represents the sum of life premium income, net investment income and realized capital gains (losses).

(c) Represents financial services commissions, transactions and other fees.

(d) Represents retirement savings & asset management commissions and other fees.

     General Insurance: General insurance operating income increased 22.6 percent in the first three months of 2003 compared to the same period in 2002. Excluding realized capital gains (losses), general insurance operating income increased 24.8 percent, reflecting strong growth in adjusted underwriting profit.

      Life Insurance: Life insurance operating income decreased 9.9 percent in the first three months of 2003 compared to the same period in 2002. Excluding realized capital gains (losses), life insurance operating income increased 13.6 percent, reflecting operating income growth in each of AIG’s principal life insurance businesses.

      Financial Services: Financial services operating income increased 11.9 percent in the first three months of 2003 compared to the same period in

2002, reflecting the continued growth of each of its principal operations.

      Retirement Savings & Asset Management: Retirement savings & asset management operating income decreased 5.6 percent in the first three months of 2003 when compared to the same period in 2002. Results in the individual variable annuity and mutual fund businesses continue to be impacted by weak equity markets in the United States and around the world.

      Realized Capital Losses: During the first three months of 2003, AIG incurred net realized capital losses of $632 million. These realized capital losses reflect continued weakness in the equity markets and impairment loss provisions for both equity and fixed income holdings.

      Capital Resources: At March 31, 2003, AIG had total capital funds of $62.26 billion and total borrowings of $74.37 billion. At that date, $65.63 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

      During the period from January 1, 2003 through March 31, 2003, AIG repurchased in the open market 1,625,000 shares of its common stock.

      Liquidity: At March 31, 2003, consolidated invested assets were $459.94 billion including $14.92 billion in cash and short-term investments. Consolidated net cash provided from operating activities in the first three months of 2003 amounted to $8.89 billion.

Outlook

      Premium rates in the General Insurance business are continuing to strengthen both domestically and in key international markets, along with policy restrictions and exclusions. AIG expects that such rate increases will continue through 2003. Such increases will have a strong positive impact on cash flow available for investment. Thus, General Insurance’s net investment income is expected to rise in future quarters even in the low interest rate environment.

      In the Life Insurance segment, AIG expects continued growth with respect to its domestic individual fixed annuity operation, while in overseas markets, AIG’s life insurance operations are expected to continue double digit growth. AIG continues to expand its operations in China, becoming the first foreign insurance organization to have wholly owned life insurance operations in Beijing, Suzhou, Dongguan and Jiangmen as well as previously established operations in Shanghai, Foshan, Guangzhou and Shenzhen. AIG also expects India and Vietnam to offer additional opportunities for growth.

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

      The outbreak of Severe Acute Respiratory Syndrome (SARS) did not impact AIG’s operations during the first quarter of 2003. However, SARS may impede agents from freely visiting prospects and will have some impact on new sales in certain Asian markets during the second quarter of 2003. As a result, AIG has increased its direct marketing efforts, including telephone marketing. There is growing demand for some of AIG’s traditional policyholder protection and critical illness products. AIG expects SARS to have only a slight impact on operating income.

Critical Accounting Estimates

      AIG considers its most critical accounting estimates those with respect to reserves for losses and loss expenses, future policy benefits for life and accident and health contracts, deferred policy acquisition costs, and fair value determinations with respect to certain assets and liabilities of certain of the subsidiaries of AIG’s financial services operations. These accounting estimates require the use of assumptions about matters that are highly uncertain at the time of estimation. Reserves for losses and loss expenses are estimated using data where the more recent accident years of long tail casualty lines have limited statistical credibility in reported net losses. (See also the discussions “Reserve for Losses and Loss Expenses”, and “Asbestos and

Environmental Claims” herein.) The liability for future policy benefits for life and accident and health contracts include estimates for interest rates, mortality and surrender rates and invested asset performance. (See also the discussion “Life Insurance Operations”.) Recoverability of deferred policy acquisition costs are contingent upon the underlying insurance operations being profitable. (See also the discussions “General Insurance Operations”, “Life Insurance Operations” and “Retirement Savings and Asset Management Operations” herein.) Fair value determinations with respect to certain assets and liabilities of certain subsidiaries of AIG’s financial services operations are arrived at through the use of valuation models. (See also the discussion “Managing Market Risk” herein.)

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

      Transatlantic offers through its reinsurance company subsidiaries reinsurance capacity, both domestically and overseas, on treaty and facultative basis for a full range of property and casualty products.

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

      General insurance operations for the three month periods ending March 31, 2003 and 2002 were as follows:

(in millions)

	2003	2002

Net premiums written:
DBG	$4,540	$3,446
Transatlantic	768	564
Personal Lines	884	726
Mortgage Guaranty	121	122
Foreign General	1,930	1,476

Total	$8,243	$6,334

Net premiums earned:
DBG	$4,013	$3,001
Transatlantic	692	556
Personal Lines	846	665
Mortgage Guaranty	124	122
Foreign General	1,612	1,163

Total	$7,287	$5,507

Adjusted underwriting profit (loss):
DBG	$243	$113
Transatlantic	15	10
Personal Lines	37	(6)
Mortgage Guaranty	67	70
Foreign General	171	123

Total	$533	$310

Net investment income:
DBG	$466	$418
Transatlantic	65	62
Personal Lines	32	29
Mortgage Guaranty	43	42
Intercompany adjustments and eliminations — net	2	6
Foreign General	176	188

Total	$784	$745

(in millions)

	2003	2002

Operating income before realized capital gains (losses):
DBG	$709	$531
Transatlantic	80	72
Personal Lines	69	23
Mortgage Guaranty	110	112
Intercompany adjustments and eliminations — net	2	6
Foreign General	347	311

Total	1,317	1,055
Realized capital gains (losses)	(173)	(122)

Operating income	$1,144	$933

General Insurance Results

      During the first three months of 2003, net premiums written and net premiums earned increased 30.1 percent and 32.3 percent, respectively, from those of 2002.

      Commencing in the latter part of 1999 and continuing through and into the current quarter, the commercial property-casualty market place has experienced rate increases. Virtually all areas of DBG have experienced rate increases, as well as maintaining an excellent retention rate for desired renewal business. The vast majority of the increase in the first three months of 2003 resulted from rate increases with respect to renewed business. Overall, DBG’s net premiums written increased $1.09 billion or 31.7 percent in the first three months of 2003 over 2002. Adjusting this growth for cancelled or non-renewed business, such growth would have approximated 37 percent.

      Personal Lines’ net premiums written increased 21.8 percent or $158 million in the first three months of 2003 from 2002, reflecting auto insurance rate increases in many states.

      Foreign General insurance net premiums written increased 30.7 percent and net premiums earned increased 38.6 percent in the first three months of 2003 when compared to the same period of 2002.

      In comparing the average foreign currency exchange rates used to translate the results of AIG’s foreign general operations during the first three months of 2003 to those average foreign currency exchange rates used to translate AIG’s Foreign General results during the same period of 2002, the U.S. dollar weakened slightly in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, when foreign net premiums written were translated into U.S. dollars for the purposes of the preparation of the consolidated financial statements, total general insurance net premiums written were approximately 1.7 percentage points more than they would have been if translated utilizing those average foreign currency exchange rates which prevailed during that same period of 2002.

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

      The statutory general insurance ratios for the three months ending March 31, 2003 and 2002 were as follows:

	2003	2002

Domestic General:
Loss Ratio	77.20	78.42
Expense Ratio	17.00	18.07

Combined Ratio	94.20	96.49

Foreign General:
Loss Ratio	63.42	63.36
Expense Ratio	25.48	28.59

Combined Ratio	88.90	91.95

Consolidated:
Loss Ratio	74.15	75.24
Expense Ratio	18.98	20.52

Combined Ratio	93.13	95.76

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

      A basic premise of GAAP accounting is the recognition of expenses at the same time revenues are earned, the principle of matching. Therefore, to convert underwriting results to a GAAP basis, acquisition expenses are deferred (deferred acquisition costs — DAC) and amortized over the period the related premiums written are earned. Accordingly, the statutory underwriting profit has been adjusted as a result of acquisition expenses being deferred as required by GAAP. Thus, “adjusted underwriting profit” is a GAAP measurement which can be viewed as gross margin or an intermediate subtotal in calculating operating income and net income. DAC is reviewed for recoverability and such review requires management judgment.

      A major part of the discipline of a successful general insurance company is to produce an underwriting profit, exclusive of investment income. When underwriting is not profitable, premiums are inadequate to pay for losses and expenses. Therefore, investment income must be used to cover underwriting losses. If assets and the income therefrom are insufficient to pay claims and expenses over extended periods, an insurance company cannot survive. For these reasons, AIG views and manages its underwriting operations separately from its investment operations. (See also the discussion under “Liquidity” herein.)

      The underwriting environment varies from country to country, as does the degree of litigation activity. Regulation, product type and competition have a direct impact on pricing and consequently profitability as reflected by adjusted underwriting profit and statutory general insurance ratios.

      The effects of catastrophes incurred in the first three months of 2003 and 2002 were insignificant. With respect to catastrophe losses, AIG believes that it has taken appropriate steps to reduce the magnitude of possible future losses. The occurrence of one or more catastrophic events of unanticipated frequency or severity, such as a terrorist attack, earthquake, or hurricane, that causes insured losses, however, could have a material adverse effect on AIG’s results of operations, liquidity or financial condition. Current techniques and models may not accurately predict in the future the probability of catastrophic events and the extent of the resulting losses. Moreover, one or more catastrophe losses could impact negatively AIG’s reinsurers and result in an inability of AIG to collect reinsurance recoverables. The impact of losses caused by catastrophes can fluctuate widely from period to period, making comparisons of recurring type business more difficult.

      General insurance net investment income in the first three months of 2003 increased 5.2 percent when compared to the same period of 2002. The cash flow resulting from the growth in net premiums written had a positive impact on net investment income. (See also the discussion under “Liquidity” herein.)

      General insurance realized capital losses were $173 million and $122 million in the first three months of 2003 and 2002, respectively. These realized capital losses resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and reflect continued weakness in the equity markets and impairment loss provisions for both equity and fixed income holdings. (See the discussion on “Valuation of Invested Assets” herein.)

      The following table reconciles general insurance operating income on a GAAP basis to management’s presentation herein:

(in millions)

	Three Months
	Ended March 31,
	2003	2002

As reported	$1,144	$933
Realized capital (gains) losses	173	122

As adjusted — Management reporting basis	$1,317	$1,055

      General insurance operating income for the first three months of 2003 increased 22.6 percent to $1.14 billion. Excluding realized capital gains (losses), general insurance operating income in-

creased 24.8 percent over the same period of 2002. The contribution of general insurance operating income to income before income taxes and minority interest was 39.1 percent during the first three months of 2003 compared to 31.5 percent in the same period of 2002. Excluding realized capital losses from income before income taxes and minority interest during the first three months of 2003 and 2002, the contribution of general insurance operating income was 37.0 percent and 33.1 percent, respectively.

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

      AIG’s general reinsurance assets amounted to $29.85 billion at March 31, 2003 and resulted from AIG’s reinsurance arrangements. Thus, a credit exposure existed at March 31, 2003 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2002, approximately 40 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, the majority of these balances were collateralized. The remaining 60 percent of the general reinsurance assets were from authorized reinsurers and over 90 percent of such balances are from reinsurers rated A-(excellent) or better, as rated by A.M. Best. Through March 31, 2003, these distribution percentages have not changed significantly. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness.

      AIG’s allowance for estimated unrecoverable reinsurance has not changed significantly from December 31, 2002 when AIG had allowances for unrecoverable reinsurance approximating $120 million. At March 31, 2003, AIG had no significant reinsurance recoverables from any individual reinsurer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

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

      At March 31, 2003, the consolidated general reinsurance assets of $29.85 billion include reinsurance recoverables for paid losses and loss expenses of $4.18 billion and $22.01 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments thereto are reflected in income currently. It is AIG’s belief that the ceded reserves at March 31, 2003 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

Reserve for Losses and Loss Expenses

      The table below classifies as of March 31, 2003 the components of the general insurance reserve for losses and loss expenses (loss reserves) with respect to major lines of business on a statutory basis*:

(in millions)

Other Liability Occurrence	$14,813
Other Liability Claims Made	9,189
Workers Compensation	6,384
Auto Liability	4,468
International	2,963
Property	2,871
Reinsurance	1,767
Medical Malpractice	1,592
Aircraft	1,490
Products Liability	1,275
Accident & Health	1,072
Fidelity/Surety	919
Other	4,723

Total	$53,526

*	Presented pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

     These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR and loss expenses. Certain of these loss reserves are discounted. These discounted reserves relate primarily to certain workers’ compensation claims.

      At March 31, 2003, general insurance net loss reserves increased $1.17 billion from prior year end to $31.52 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management’s belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at March 31, 2003. While AIG annually reviews the adequacy of established loss reserves, there can be no assurance that AIG’s ultimate loss reserves will not adversely develop and materially exceed AIG’s loss reserves as of March 31, 2003. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on future results of operations.

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

      A variety of actuarial methods and assumptions are normally employed to estimate net losses for long tail casualty lines. These methods ordinarily involve the use of loss trend factors intended to reflect the estimated annual growth in loss costs from one accident year to the next. For the majority of long tail casualty lines, net loss trend factors approximated six percent. Loss trend factors reflect many items including changes in claims handling, exposure and policy forms; current and future estimates of monetary inflation and social inflation and increases in litigation and awards. Thus, many factors are implicitly considered in estimating the year to year growth in loss costs. Therefore, AIG’s carried net long tail loss reserves are judgmentally set as well as tested for reasonableness using the most appropriate loss trend factors for each class of business. In the evaluation of AIG’s net loss reserves, loss trend factors vary, depending on the particular class and nature of the business involved. These factors are periodically reviewed and subsequently adjusted, as appropriate, to reflect emerging trends which are based upon past loss experience.

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

      AIG’s annual reserve review does not calculate a range of loss reserve estimates. Because AIG’s general insurance business is primarily in volatile long tail casualty lines driven almost entirely by severity rather than frequency of claims, developing a range around loss reserve estimates would not be meaningful. An estimate is calculated which AIG’s actuaries believe provides a reasonable estimate of the required reserve. This amount is evaluated against actual carried reserves.

      It should also be noted that the overall AIG property/casualty reserves are the combined total of dozens of insurance company subsidiaries of AIG. Each subsidiary’s reserves are generally reviewed individually, except in some cases where the business is written on a pooled basis and the subsidiaries therefore pool their reserves as well.

      A number of actuarial assumptions are made in the review of reserves for each individual segment. For segments in longer tail lines of business, actuarial assumptions generally are made with respect to the following:

1.	Loss development factors (used to project the reported losses for each accident year to an ultimate basis).

2.	Loss trend factors (used to establish expected loss ratios for subsequent accident years based on the projected loss ratio for prior accident years).

3.	Expected loss ratios for the latest accident year (i.e. accident year 2002 for the year end 2002 loss reserve analysis) and in some cases, for accident years prior to the latest accident year. The expected loss ratio generally reflects the projected loss ratio from prior accident years, adjusted for the loss trend (See 2 above) and the impact of rate changes and all other factors which can be quantified. For low frequency, high severity classes such as Excess Casualty and Directors and Officers Liability, expected loss ratios generally are utilized for at least the three most recent accident years.

      To the extent the actual loss development factors, loss trend factors, or other factors used to establish expected loss ratios differ from those assumed in AIG’s loss reserve studies, AIG’s loss reserve position would be directly impacted. While it may be possible to assume loss reserve “ranges” for high frequency, shorter tail classes of business, it is AIG’s judgment that the concept of a meaningful loss reserve range does not apply to low frequency, high severity, long tail classes such as Excess Casualty and Directors and Officers Liability (D & O). The past decade has shown that actual loss trends from year to year, and the resulting adequacy of expected loss ratios and of the resulting carried loss reserves, cannot reasonably be expected to fall within any particular range. For example, loss costs nearly doubled during just a three accident year period for AIG’s Excess Casualty and D & O segments, while loss costs for these same two classes actually declined for several years in the early 1990s. The causes of the spike in loss costs include irrational jury awards and liability inflation that could not have been anticipated in pricing (tort system out of control), an explosion in medical costs and related liabilities, and the dot.com bubble and corporate governance related issues that have affected D & O.

      Additionally, it is important to note that most of AIG’s business falls into the category of longer tail lines of business. Due to the multitude of such classes and the volume of detail for each, it would not be possible to provide complete claim frequency, settlement, closure and other data for all such segments, nor does AIG believe that such disclosure by class of business would be meaningful or useful to the reader. It should be noted that none of the other segments or classes reflects the highly uncertain qualities that apply to the asbestos and environmental claims as more fully described below. For example, traditional actuarial methodologies can be applied to classes such as excess casualty, directors and officers liability, healthcare, and the other long tail coverages that AIG writes. These methodologies cannot be applied to asbestos and environmental exposures. Other than asbestos and environmental exposures, there is no area of significant exposure to AIG for which traditional actuarial methodologies cannot be applied.

      For other property and short tail casualty lines, the loss trend is implicitly assumed to develop at the rate that reported net losses develop from one year to the next. The concerns noted above for longer tail casualty lines with respect to the limited statistical credibility of reported net losses generally do not apply to shorter tail lines.

Asbestos and Environmental Claims

      AIG continues to receive claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (hereinafter referred to collectively as environ-

mental claims) and indemnity claims asserting injuries from asbestos.

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

      In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims with the same degree of reliability as is the case for other types of claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by the changes in Superfund and waste dump site coverage issues. Although the estimated liabilities for these claims are subject to a significantly greater margin of error than for other claims, the reserves carried for these claims at March 31, 2003 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG’s net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. In the future, if the environmental claims develop deficiently, such deficiency would have an adverse impact on future results of operations. (See the previous discussion on reinsurance collectibility herein.)

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

      In asbestos, for example, AIG has resolved all claims with respect to miners and product manufacturers (Tier I), for which payments are completed or reserves are established to cover future payment obligations. Asbestos claims with respect to products containing asbestos (Tier 2) accounts are generally very mature losses, and have been appropriately recognized and reserved by AIG’s asbestos claims operation. AIG believes that the vast majority of the incoming claims, with respect to products containing small amounts of asbestos and companies in the distribution chain and parties with remote, ill-defined involvement with asbestos (Tier 3 and 4), should not impact its coverage; this is due to a combination of factors, including the increasingly peripheral companies being named in asbestos litigation, smaller limits issued to peripheral defendants, tenuous liability cases against peripheral defendants, attachment points of the excess policies, and the manner in which resolution of these weaker cases would be allocated among all insurers, including non-AIG companies, over a long period of time.

      A summary of reserve activity for the three months ended March 31, 2003 and 2002, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined, is as follows:

(in millions)

	2003		2002

	Gross	Net	Gross	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$1,304	$400	$1,114	$312
Losses and loss expenses incurred*	39	15	44	27
Losses and loss expenses paid*	(110)	(32)	(33)	(15)

Reserve for losses and loss expenses at end of period	$1,233	$383	$1,125	$324

(in millions)

	2003		2002

	Gross	Net	Gross	Net

Environmental:
Reserve for losses and loss expenses at beginning of year	$832	$296	$1,115	$407
Losses and loss expenses incurred*	(18)	(7)	(19)	—
Losses and loss expenses paid*	(38)	(21)	(35)	(21)

Reserve for losses and loss expenses at end of period	$776	$268	$1,061	$386

Combined:
Reserve for losses and loss expenses at beginning of year	$2,136	$696	$2,229	$719
Losses and loss expenses incurred*	21	8	25	27
Losses and loss expenses paid*	(148)	(53)	(68)	(36)

Reserve for losses and loss expenses at end of period	$2,009	$651	$2,186	$710

*	All amounts pertain to policies underwritten in prior years.

     The gross and net IBNR included in the aforementioned reserve for losses and loss expenses at March 31, 2003 and December 31, 2002 were estimated as follows:

(in millions)

	2003		2002

	Gross	Net	Gross	Net

Combined	$995	$275	$1,022	$283

      A summary of asbestos and environmental claims count activity for the three month periods ended March 31, 2003 and 2002 was as follows:

	2003			2002

	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	7,085	8,995	16,080	6,670	9,364	16,034
Claims during year:
Opened	99	387	486	202	484	686
Settled	(30)	(54)	(84)	(49)	(206)	(255)
Dismissed or otherwise resolved	(23)	(787)	(810)	(134)	(313)	(447)

Claims at end of period	7,131	8,541	15,672	6,689	9,329	16,018

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

      AIG’s survival ratios for involuntary asbestos and environmental claims, separately and combined, were based upon a three year average pay-

ment. These ratios at March 31, 2003 and 2002 were as follows:

	2003		2002

	Gross	Net	Gross	Net

Involuntary survival ratios:
Asbestos	3.7	3.5	3.1	2.9
Environmental	15.7	11.8	18.0	13.9
Combined	6.6	6.2	6.4	6.2

      AIG’s operations are negatively impacted under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company’s future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits for 2002 were $76 million. Based upon current information, AIG does not anticipate that its net assessment will be significantly different in 2003.

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

      AIG’s three principal overseas life operations are American Life Insurance Company (ALICO), American International Assurance Company, Limited together with American International Assurance Company (Bermuda) Limited (AIA) and Nan Shan Life Insurance Company, Ltd. (Nan Shan). ALICO is incorporated in Delaware and all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in approximately 50 countries located in Europe, Africa, Latin America, the Caribbean, the Middle East, and the Far East, with Japan being the largest territory. In 2001, AIG added significantly to its presence in Japan with the acquisition of AIG Star Life Insurance Co., Ltd., (AIG Star Life) as a result of the reorganization of Chiyoda Mutual Life Insurance Company. AIA operates primarily in China (including Hong Kong), Singapore, Malaysia and Thailand. Nan Shan operates in Taiwan. AIG’s principal domestic life insurance subsidiaries include AIG American General Life Companies, AIG Annuity Insurance Company and SunAmerica Life Insurance Company. These companies utilize multiple distribution channels including brokerage and career and general agents to offer traditional life products as well as financial investment products. (See also Note 2 of Notes to Financial Statements.)

      Life insurance operations presented on a major product basis for the three month periods ending March 31, 2003 and 2002 were as follows:

(in millions)

	2003	2002

GAAP premiums:
Domestic:
Life Insurance	$431	$396
Individual Fixed Annuities	12	11
Guaranteed Investment Contracts	4	1
Home Service	209	216
Group Life/Health	232	238
Pension and Investment Products	434	219

Total Domestic:	1,322	1,081

Foreign:
Life Insurance	3,268	2,793
Personal Accident	691	566
Group Products	350	316
Guaranteed Investment Contracts	28	27

Total Foreign:	4,337	3,702

Total GAAP premiums	$5,659	$4,783

Premium income, deposits and other considerations(a) (b):
Domestic:
Life Insurance	$652	$656
Individual Fixed Annuities	2,773	2,262
Guaranteed Investment Contracts(c)	2,470	3,492
Home Service	235	216
Group Life/Health	237	245
Pension and Investment Products	567	401

Total Domestic	6,934	7,272

	2003	2002

Foreign:
Life Insurance	3,676	3,088
Personal Accident	692	563
Group Products	570	487
Guaranteed Investment Contracts(c)	1,141	1,407

Total Foreign	6,079	5,545

Total premium income, deposits and other considerations	$13,013	$12,817

Net investment income:
Domestic:
Life Insurance	$316	$343
Individual Fixed Annuities	855	732
Guaranteed Investment Contracts	508	481
Home Service	168	169
Group Life/Health	28	26
Pension and Investment Products	235	201

Total Domestic	2,110	1,952

Foreign:
Life Insurance	909	776
Personal Accident	37	33
Group Products	82	60
Guaranteed Investment Contracts	105	85
Intercompany Adjustments	(3)	(3)

Total Foreign	1,130	951

Total net investment income	$3,240	$2,903

Operating income before realized capital losses:
Domestic:
Life Insurance	$190	$164
Individual Fixed Annuities	202	167
Guaranteed Investment Contracts	111	141
Home Service	100	95
Group Life/Health	28	27
Pension and Investment Products	34	38

Total Domestic	665	632

Foreign:
Life Insurance	625	525
Personal Accident	197	154
Group Products	48	39
Guaranteed Investment Contracts	8	9
Intercompany Adjustments	(3)	(3)

Total Foreign	875	724

Total operating income before realized capital losses	1,540	1,356
Realized capital losses	(345)	(29)

Total operating income	$1,195	$1,327

Life insurance in-force(d):
Domestic	$589,610	$577,686
Foreign	748,945	746,765

Total	$1,338,555	$1,324,451

(a) Represents a non-GAAP measurement used by AIG to help manage its life insurance operation, and may not be comparable to similarly captioned measurements used by other life insurance companies.
(b) Premium income, deposits and other considerations represent aggregate business activity during the respective periods.
(c) Deposits will vary from quarter to quarter depending on market conditions.
(d) Amounts presented were as at March 31, 2003 and December 31, 2002.

Life Insurance Results

      Life insurance operating income decreased 9.9 percent to $1.20 billion during the first three months of 2003 when compared to the same period last year. Excluding realized capital gains (losses), life insurance operating income increased 13.6 percent in 2003 over the same period of 2002.

      The following table reconciles the life operating income reported on a GAAP basis to the presentation AIG management believes is most meaningful:

(in millions)

	Three Months
	Ended March 31,
	2003	2002

As reported	$1,195	$1,327
Realized capital losses	345	29

As adjusted—Management reporting basis	$1,540	$1,356

      The contribution of life insurance operating income to income before income taxes and minority interest amounted to 40.9 percent during the first three months of 2003 compared to 44.8 percent in the same period of 2002. Excluding realized capital losses from income before income taxes and minority interest during the first three months of 2003 and 2002, the contribution of life insurance operating income was 43.3 percent and 42.5 percent, respectively.

      AIG’s GAAP life premium income during the first three months of 2003 represented an 18.3 percent increase from the same period in 2002. Foreign life operations produced 76.6 percent and 77.4 percent of the GAAP life premium income in 2003 and 2002, respectively.

      The traditional life products, particularly individual life products, were major contributors to the growth in foreign premium income. These tradi-

tional life products, coupled with the increased distribution of financial and investment products contributed to the growth in foreign investment income. A mixture of traditional, accident and health and financial products are being sold in Japan through ALICO and AIG Star Life.

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

      As previously discussed, the U.S. dollar weakened slightly in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, for the first three months of 2003, when foreign life premium income was translated into U.S. dollars for purposes of the preparation of the consolidated financial statements, total life premium income was approximately 2.6 percentage points more than it would have been if translated utilizing average exchange rates prevailing in 2002.

      Life insurance net investment income increased 11.6 percent during the first three months of 2003. The growth in net investment income was primarily attributable to both foreign and domestic new cash flow for investment. The new cash flow was generated from life insurance operations and included the compounding of previously earned and reinvested net investment income. (See also the discussion under “Liquidity” herein.)

      Life insurance realized capital losses for the first three months were $345 million in 2003 and $29 million in 2002. These realized capital losses resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and reflect continued weakness in the equity markets and impairment loss provisions for both equity and fixed income holdings. (See the discussion on “Valuation of Invested Assets” herein.)

Underwriting and Investment Risk

      The risks associated with the traditional life and accident and health products are underwriting risk and investment risk. The risk associated with the financial and investment contract products is primarily investment risk.

      Underwriting risk represents the exposure to loss resulting from the actual policy experience adversely emerging in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses. AIG’s foreign life companies limit their maximum underwriting exposure on traditional life insurance of a single life to approximately $1.5 million of coverage and AIG’s domestic life companies, limit their maximum underwriting exposure on traditional life insurance of a single life to $2.5 million of coverage by using yearly renewable term reinsurance.

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

Financial Services Operations

      AIG’s financial services subsidiaries engage in diversified financial products and services including aircraft leasing, consumer and insurance premium financing, and capital markets structuring and market-making activities.

      International Lease Finance Corporation (ILFC) engages primarily in the acquisition of commercial jet aircraft and the leasing and remarketing of such aircraft to airlines around the world. Also, ILFC provides, for a fee, fleet management services to certain third-party operators. (See also Note 2 of Notes to Financial Statements.)

      AIG Financial Products Corp. and its subsidiaries (AIGFP) structure financial transactions, including long-dated interest rate and currency swaps and structured borrowings through notes, bonds and guaranteed investment agreements. AIGFP does not engage in trading activities with respect to commodity contracts. AIG Trading Group Inc. and its subsidiaries (AIGTG) engage in various commodity and foreign exchange trading and market making activities. (See also Note 2 of Notes to Financial Statements.)

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

      Financial services operations for the three month periods ending March 31, 2003, and 2002 were as follows:

(in millions)

	2003	2002

Revenues:
ILFC(a)	$722	$641
AIGFP(b)	272	272
Consumer Finance(c)	639	613
Other	60	40

Total	$1,693	$1,566

Operating income:
ILFC	$174	$173
AIGFP	196	176
Consumer Finance	148	124
Other, including intercompany adjustments	12	1

Total	$530	$474

(a) Revenues were primarily from aircraft lease rentals.
(b) Revenues were primarily fees from proprietary positions entered into in connection with counterparty transactions.
(c) Revenues were primarily finance charges.

Financial Services Results

      Financial services operating income increased 11.9 percent in the first three months of 2003 over the same period of 2002. Financial services operating income represented 18.1 percent of AIG’s income before income taxes and minority interest in the first three months of 2003. This compares to 16.0 percent in the same period of 2002.

      ILFC generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in the first three months of 2003 increased 12.7 percent from the same period of 2002. The revenue growth resulted primarily from the increase in flight equipment under operating lease and the increase in the relative cost of the leased fleet. ILFC has historically derived over 80 percent of its lease revenues with respect to flight equipment from airlines based outside the United States and is not significantly exposed to current domestic airline difficulties.

      ILFC has historically re-leased aircraft returning at lease termination prior to aircraft being returned to ILFC. For aircraft returning due to early lease termination, ILFC has generally been able to re-lease such aircraft within two to three months of its return. As a lessor, ILFC considers an aircraft “idle” or “off lease” when the aircraft is not subject to a signed lease agreement or signed letter of intent. ILFC had one aircraft off lease at March 31, 2003 which had been off lease for less than three months. No impairments have been recognized related to these aircraft as ILFC believes that the existing service potential of the aircraft in ILFC’s portfolio has not been diminished and ILFC has been able to re-lease the aircraft without diminution in lease rates from those previously obtained that would require an impairment write-down.

      ILFC management is very active in the airline industry. Management formally reviews regularly, and no less frequently than quarterly, issues affecting ILFC’s fleet, including events and circumstances that may cause impairment of aircraft values. Management evaluates aircraft in the fleet as necessary, based on these events and circumstances in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). No impairments have been recognized related to these aircraft. (See also the discussions under “Liquidity” herein.)

      During the first three months of 2003, operating income increased 0.7 percent from the same period of 2002. ILFC finances its purchases of aircraft primarily through the issuance of a variety of debt instruments. The composite borrowing rates at the end of the first three months of 2003 and 2002 were 4.57 percent and 4.93 percent, respectively. (See also the discussions under “Capital Resources” and “Liquidity” herein and Note 2 of Notes to Financial Statements.)

      ILFC is exposed to operating loss and liquidity strain through non-performance of aircraft lessees, through owning aircraft which it would be unable to sell or re-lease at acceptable rates at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. As a result of these measures and its own contingency planning, ILFC did not suffer any material losses from airline shutdowns in the aftermath of the September 11 terrorist attacks, but there can be no assurance that ILFC will successfully manage the risks relating to the impact of possible future deterioration in the airline industry. Approximately 86 percent of ILFC’s fleet is leased to non-U.S. carriers, and this fleet, the most efficient in the airline industry, continues to be in high demand from such carriers.

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

      As a dealer, AIGFP marks its transactions daily to fair value. Thus, a gain or loss on each transaction is recognized daily. AIGFP hedges the market risks arising from its transactions. Therefore, revenues and operating income are not significantly exposed to or affected by market fluctuations and volatility. Revenues of AIGFP and the percentage change in revenues for any given period are significantly affected by the number and size of transactions entered into by AIGFP during that period relative to those entered into during the prior period. Operating income and the percentage change in operating income for any period are determined by the number, size and profitability of the transactions attributable to that period relative to those attributable to the prior period. The realization of operating income as measured by the receipt of funds is not a significant reporting event as the profit or loss on each of AIGFP’s transactions has already been reflected in operating income.

      Revenues in the first three months of 2003 decreased 0.1 percent from the same period of 2002. During the first three months of 2003, operating income increased 11.2 percent from the same period of 2002. As AIGFP is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. The breakdown by percentage contribution of revenues and operating income for AIGFP in the first three months of 2003 and 2002 is set forth below. The percentages for operating income are the same as those for revenues because expenses are allocated across all products in proportion to the revenues generated by that product. Material changes in the distribution of revenues and operating income are not meaningful because of the transactional nature of AIGFP’s business.

	2003	2002

Spread Income on Investments and Borrowings	53%	46%
Interest Rate Products	34	24
Equity Linked Products	1	3
Credit Linked Products	11	26
Other revenue	1	1

      Financial market conditions in the first three months of 2003 compared with the comparable period in 2002 were characterized by lower interest rates across fixed income markets globally, a worldwide slump in credit prices combined with a widening of credit spreads, and lower equity valuations.

      Derivative transactions are entered into in the ordinary course of AIGFP’s business. Therefore, income on interest rate, equity and credit derivatives along with their related hedges are recorded on a mark to market value or at estimated fair value where market prices are not readily available with the resulting unrealized gains or losses reflected in the income statement in the current year. In the first three months of 2003, less than five percent of revenues resulted from transactions valued at estimated fair value. The mark to fair value of derivative transactions is reflected in the balance sheet in the captions “Unrealized gain on interest rate and currency swaps, options and forward transactions” and “Unrealized loss on interest rate and currency swaps, options and forward transactions”. The unrealized gain represents the aggregate of each net receivable by counterparty, and the unrealized loss represents the aggregate of each net payable by counterparty. These amounts will change from one period to the next due to changes in interest rates, currency rates, equity prices and other market variables, as well as cash movements, execution of new transactions and the maturing of existing transactions. Spread income on investments and borrowings are recorded on an accrual basis over the life of the transaction. Investments are classified as available for sale securities and are marked to market with the resulting unrealized gains or losses reflected in the equity section.

      The most significant component of AIGFP’s operating expenses is compensation, which approximated 29 percent and 32 percent of revenues in the first three months of 2003 and 2002, respectively.

      Domestically, AIG’s consumer finance operations derive a substantial portion of their revenues from finance charges assessed on outstanding mortgages and finance receivables from the sub-prime market, while overseas operations are engaged in developing a multi-product consumer finance business with an emphasis on emerging markets. Revenues increased 4.2 percent in the first three months of 2003 from the same period in 2002; operating income increased 19.1 percent compared to the 2002 period. The increase in revenues was the result of growth in average finance receivables.

      Consumer finance operations are exposed to loss when contractual payments are not received. Collection exposure is managed through the mix of tight underwriting controls, types of loans and security thereon. (See also the discussions under “Capital Resources” and “Liquidity” herein and Note 2 of Notes to Financial Statements.)

Retirement Savings & Asset Management Operations

      AIG’s retirement savings & asset management operations offer a wide variety of investment products, including variable annuities, mutual funds, and investment asset management. Such products and services are offered to individuals and institutions both domestically and overseas.

      AIG’s principal retirement savings & asset management operations are conducted through AIG SunAmerica Inc. (AIG SunAmerica), AIG VALIC, and AIG Global Investment Group, Inc. and its subsidiaries (Global Investment). AIG SunAmerica develops and sells variable annuities and other investment products, sells and manages mutual funds and provides financial services. AIG VALIC provides tax qualified annuities to the employees of educational, healthcare and governmental entities. Global Investment manages third-party institutional, retail and private equity funds invested assets on a global basis, provides securities lending and custodial services and organizes, and manages the invested assets of institutional private equity investment funds. Each of these subsidiary operations receives fees for investment products and services provided.

      For variable annuities, AIG’s policy has been to adjust amortization assumptions for deferred acquisition costs (DAC) when estimates of current or future gross profits to be realized from these contracts are revised. With respect to variable annuities sold domestically (representing the vast majority of AIG’s variable annuity business), the assumption for the long-term annual net growth rate of the equity markets used in the determination of DAC amortization is approximately 10 percent. A methodology referred to as “reversion to the mean” is used to maintain this long-term net growth rate assumption, while giving consideration to short-term variations in equity markets.

      A number of guaranteed minimum death benefits (GMDB) and other similar benefits are offered on variable annuities. GMDB-related contract benefits incurred, net of reinsurance were $25 million and $9 million for the three months ended March 31, 2003 and 2002, respectively. In accordance with GAAP, AIG expenses these benefits in the period paid.

      Retirement savings & asset management operations for the three month periods ending March 31, 2003 and 2002 were as follows:

(in millions)

	2003	2002

Revenues:
AIG VALIC	$544	$534
AIG SunAmerica	121	154
Other*	231	177

Total	$896	$865

Operating income (loss):
AIG VALIC	$219	$192
AIG SunAmerica	(1)	39
Other*	65	69

Total	$283	$300

*	Includes Global Investment, John McStay Investment Counsel, L.P. and certain overseas variable annuity operations.

Retirement Savings & Asset Management Results

      Retirement savings & asset management operating income in the first three months of 2003 decreased 5.6 percent when compared to the same period of 2002 reflecting the continued volatility in worldwide equity markets.

      Retirement savings & asset management operating income represented 9.7 percent of AIG’s income before income taxes and minority interest in the first three months of 2003. This compares to 10.1 percent in the same period of 2002.

      At March 31, 2003, AIG’s third party assets under management, including both retail mutual funds and institutional accounts, approximated $41 billion.

Other Operations

      Other realized capital losses amounted to $114 million, and $81 million in the first three months of 2003 and 2002, respectively.

      Other income (deductions)-net includes income generated by the investment of capital held by AIG SunAmerica outside of its life insurance subsidiaries, AIG’s equity in certain minor majority-owned subsidiaries and certain partially-owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In the first three months of 2003, other income (deductions) — net amounted to $(114) million. In the same period of 2002, other income (deductions) — net amounted to $6 million. This decline was primarily the result of weaker performance of AIG SunAmerica investments in partnerships.

      Income before income taxes and minority interest amounted to $2.92 billion in the first three months of 2003 compared to $2.96 billion in the same period of 2002.

      In the first three months of 2003, AIG recorded a provision for income taxes of $876 million compared to the provision of $892 million in the same period of 2002. These provisions represent effective tax rates of 30.0 percent in the first three months of 2003 and 30.1 percent in the same period of 2002.

      Minority interest represents minority shareholders’ equity in income of certain majority-owned consolidated subsidiaries. Minority interest amounted to $94 million and $87 million in the first three months of 2003 and 2002, respectively.

      Net income amounted to $1.95 billion in the first three months of 2003 and $1.98 billion in the same period of 2002. The decreases in net income over the periods resulted from those factors described above.

Capital Resources

      At March 31, 2003, AIG had total capital funds of $62.26 billion and total borrowings of $74.37 billion. At that date, $65.63 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

Borrowings

      Total borrowings and borrowings not guaranteed or matched at March 31, 2003 and December 31, 2002 were as follows:

(in millions)

	2003	2002

GIAs — AIGFP	$15,029	$14,850

Commercial Paper:
ILFC(a)	4,001	4,213
AGF(a)	3,519	2,956
AIG Funding, Inc. (Funding)	3,229	1,645
AIG Credit Card Company (Taiwan)(a)	232	234
AIG Finance (Taiwan) Limited(a)	60	64

Total	11,041	9,112

Medium Term Notes:
AGF(a)	7,933	7,719
ILFC(a)	5,561	4,970
AIG	998	998

Total	14,492	13,687

Notes and Bonds Payable:
AIGFP	16,483	16,940
ILFC(a)(b)	10,887	9,825
AGF(a)	1,661	2,266
AIG	1,615	1,608
AGC	1,243	1,542

Total	31,889	32,181

Loans and Mortgages Payable:
AIG	705	697
AIGCFG(a)	621	735
ILFC(a)(c)	242	261
AIG Finance (Hong Kong) Limited(a)	217	229
Other subsidiaries(a)	135	133

Total	1,920	2,055

Total Borrowings	74,371	71,885

Borrowings not guaranteed by AIG	35,069	33,605
Matched GIA borrowings — AIGFP	15,029	14,850
Matched notes and bonds payable — AIGFP	15,533	16,526

	65,631	64,981

Remaining borrowings of AIG	$8,740	$6,904

(a) AIG does not guarantee these borrowings.
(b) Includes borrowings under Export Credit Facility of $2.03 billion.
(c) Capital lease obligations.

     At March 31, 2003, the commercial paper issued and outstanding was as follows:

(dollars in millions)

		Unamortized		Weighted	Weighted
	Net	Discount		Average	Average
	Book	and Accrued	Face	Interest	Maturity
	Value	Interest	Amount	Rate	In Days

ILFC	$4,001	$4	$4,005	1.26%	25
AGF	3,519	3	3,522	1.25	28
Funding	3,229	2	3,231	1.20	23
AIGCCC — Taiwan*	232	1	233	2.21	76
AIGF — Taiwan*	60	—	60	4.35	61

Total	$11,041	$10	$11,051	—	—

*	Issued in Taiwan N.T. dollars at prevailing local interest rates.

     The maturity distributions of total borrowings at March 31, 2003 and December 31, 2002 were as follows:

(in millions)

	2003	2002

Short-term borrowings	$20,443	$22,468
Long-term borrowings*	53,928	49,417

Total borrowings	$74,371	$71,885

*	Including commercial paper and excluding that portion of long-term debt maturing in less than one year.

     During the first three months of 2003, AIGFP decreased the aggregate principal amount outstanding of its notes and bonds payable to $16.48 billion. AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The funds may also be temporarily invested in securities purchased under agreements to resell. (See also the discussions under “Operational Review”, “Liquidity” and “Derivatives” herein.)

      AIG Funding, Inc. (Funding), through the issuance of commercial paper, helps fulfill the short-term cash requirements of AIG and its subsidiaries. Funding intends to continue to meet AIG’s funding requirements through the issuance of commercial paper guaranteed by AIG. The issuance of Funding’s commercial paper is subject to the approval of AIG’s Board of Directors.

      ILFC and AGF as well as AIG Credit Card Company (Taiwan) — (AIGCCC-Taiwan) and AIG Finance (Taiwan) Limited — (AIGF-Taiwan), both consumer finance subsidiaries in Taiwan, have issued commercial paper for the funding of their own operations. At March 31, 2003, AIG did not guarantee the commercial paper of any of its subsidiaries other than Funding. On July 8, 2002, AGC ceased issuing commercial paper under its program. AGC’s funding requirements are now being met through Funding’s commercial paper program. (See also the discussion under “Derivatives” herein.)

      AIG and Funding are parties to unsecured syndicated revolving credit facilities (collectively, the Facility) aggregating $2.75 billion. The Facility consists of $1.375 billion in a short-term revolving credit facility and $1.375 billion in a five year revolving credit facility. The Facility can be used for general corporate purposes and also to provide backup for Funding’s commercial paper programs. There are currently no borrowings outstanding under the Facility, nor were any borrowings outstanding as of March 31, 2003.

      AGF is a party to unsecured syndicated revolving credit facilities aggregating $3.0 billion. The facilities consist of $1.5 billion in a short-term revolving credit facility and $1.5 billion in a five year revolving credit facility, which support AGF’s commercial paper borrowings. There are currently no borrowings under these facilities, nor were any borrowings outstanding as of March 31, 2003. AGF had $4.0 billion in aggregate principal amount of debt securities registered and available for issuance at March 31, 2003. AGF uses the proceeds from the issuance of notes and bonds for the funding of its finance receivables.

      As of November 2001, AIG guaranteed the notes and bonds of AGC. During 2002, AGC issued $200 million in notes which matured in March 2003.

      ILFC is a party to unsecured syndicated revolving credit facilities aggregating $3.15 billion to support its commercial paper program. The facilities consist of $2.15 billion in a short-term revolving credit facility and $1.0 billion in a three year revolving credit facility. There are currently no borrowings outstanding under these facilities, nor were any borrowings outstanding as of March 31, 2003.

      At March 31, 2003, ILFC had increased the aggregate principal amount outstanding of its medium term and long term notes to $16.45 billion, a net increase of $1.65 billion from December 31, 2002, and recorded a net decline in its capital lease obligations of $19 million and a net decrease in its commercial paper of $212 million. At March 31, 2003, ILFC had $6.08 billion of debt securities registered for public sale. During the quarter ended March 31, 2003, $2.35 billion of debt securities were issued. During the second quarter of 2002, ILFC expanded its Euro Medium Term Note Program to $4.0 billion, under which $2.31 billion in notes were sold through March 31, 2003. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

      ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these borrowings depending on the delivery date of the aircraft. At March 31, 2003, ILFC had $2.03 billion outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. Borrowings with respect to this facility are included in Notes and Bonds Payable in the preceding table of borrowings.

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

      AIGFP has established a Euro Medium Term Note Program under which an aggregate principal amount of up to $4.0 billion of notes may be issued. As of March 31, 2003, $2.53 billion of notes had been issued under the program, $2.32 billion of which are outstanding. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

      During the first three months of 2003, AIG did not issue any medium term notes and no previously issued notes matured. At March 31, 2003, AIG had $140 million in aggregate principal amount of debt securities registered for issuance from time to time.

      On November 9, 2001, AIG received proceeds of approximately $1 billion from the issuance of Zero Coupon Convertible Senior Debentures Due 2031 with an aggregate principal amount at maturity of approximately $1.52 billion. Commencing January 1, 2002, the debentures are convertible into shares of AIG common stock at a conversion rate of 6.0627 shares per $1,000 principal amount of debentures if AIG common stock trades at certain levels for certain time periods. The debentures are callable by AIG on or after November 9, 2006. Also, holders can require AIG to repurchase these debentures once every five years beginning on November 9, 2006.

      On May 8, 2003, AIG entered into a purchase agreement with a syndicate of investment bankers to sell $1,500,000,000 principal amount of notes in a Rule 144A/ Regulation S offering. $500,000,000 of the notes will bear interest at a rate of 2.875 percent per annum and mature in 2008 and $1,000,000,000 of the notes will bear interest at a rate of 4.250 percent per annum and mature in 2013. The notes will be unsecured senior obligations of AIG and will rank equally with all of AIG’s other senior debt outstanding. AIG expects the sale of the notes to close on May 15, 2003.

Capital Funds

      AIG’s capital funds increased $3.15 billion during the first three months of 2003. Unrealized appreciation of investments, net of taxes increased $1.25 billion. During the first three months of 2003, the cumulative translation adjustment loss, net of taxes, decreased $33 million. The change from period to period with respect to the unrealized appreciation of investments, net of taxes was primarily impacted by the decrease in domestic interest rates. During the first three months of 2003, there was a gain of $138 million, net of taxes, relating to derivative contracts designated as cash flow hedging instruments. (See also the discussion under Notes to Financial Statements and the Consolidated Statement of Comprehensive Income.) During the first three months of 2003, retained earnings increased $1.83 billion, resulting from net income less dividends.

Stock Repurchase

      During the quarter ended March 31, 2003, AIG repurchased in the open market 1,625,000 shares of its common stock. AIG intends to continue to buy its common shares in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans.

Dividends from Insurance Subsidiaries

      Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At March 31, 2003, there were no significant statutory or regulatory issues which would impair AIG’s financial condition, results of operations or liquidity. To AIG’s knowledge, no AIG company is on any regulatory or similar “watch list”. (See also the discussion under “Liquidity” herein.)

Regulation and Supervision

      AIG’s insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and jurisdictions in which they do business. The National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company’s statutory surplus to the risk inherent in its overall operations. At March 31, 2003, the adjusted capital of each of AIG’s domestic general companies and of each of AIG’s domestic life companies exceeded each of their RBC standards. Federal, state or local legislation may affect AIG’s ability to operate and expand its various financial services businesses and changes in the current laws, regulations or interpretations thereof may have a material adverse effect on these businesses.

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

Contractual Obligations and Other Commercial Commitments

      The maturity schedule of AIG’s most significant contractual obligations at March 31, 2003 is presented in the following table:

(in millions)

	Payments due by Period

			2004	2006	Remaining
			through	through	years after
March 31, 2003	Total	2003	2005	2007	2007

Borrowings*	$63,330	$20,443	$14,979	$10,412	$17,496
Aircraft Purchase Commitments	27,874	2,907	9,338	9,346	6,283
Other Long-Term Obligations:
ILFC	843	381	462	—	—

Total	$92,047	$23,731	$24,779	$19,758	$23,779

*	Excludes commercial paper and includes ILFC’s capital lease obligations.

     The maturity schedule of AIG’s most significant Other Commercial Commitments at March 31, 2003 is presented in the following table:

(in millions)

	Amount of Commitment Expiration

	Total	Less
	Amounts	than 1	1-3	4-5	After 5
March 31, 2003	Committed	year	years	years	years

Letters of Credit:
AIGFP	$803	$14	$12	$3	$774
Guarantees:
AIG SunAmerica(a)	4,344	317	1,748	—	2,279
Other Commercial Commitments:
AIGFP(b)	4,088	4	15	338	3,731
ILFC(c)	2,057	232	656	815	354
AIG SunAmerica	1,115	218	462	435	—

Total	$12,407	$785	$2,893	$1,591	$7,138

(a) Primarily in connection with investment operations.
(b) Primarily liquidity facilities provided in connection with certain municipal swap transactions.
(c) Primarily in connection with options to acquire aircraft.

Special Purpose Vehicles

      AIG uses special purposes vehicles (SPVs) primarily in connection with certain guaranteed investment contract programs (GIC Programs) written by its life insurance subsidiaries, certain products provided by AIGFP, and certain invested asset and asset management activities.

      In the GIC Programs, AIG’s life insurance subsidiaries (principally SunAmerica Life Insurance Company) provide guaranteed investment contracts (GICs) to SPVs which are not controlled by AIG. The SPVs issue notes or bonds which are sold to third party institutional investors. Neither AIG nor the insurance company issuing the GICs has any obligation to the investors in the notes or bonds. The proceeds from the securities issued by the SPV are invested by the SPV in the GICs. The insurance company subsidiaries use their proceeds to invest in a diversified portfolio of securities, primarily investment grade bonds (see also the discussion under “Liquidity: Insurance Invested Assets”). Both the assets and the liabilities of the insurance companies arising from these GIC Programs are presented in AIG’s consolidated balance sheet. Thus, at March 31, 2003, approximately $31 billion of policyholders’ contract deposits represented liabilities from issuances of GICs included in these GIC Programs, offset by the proceeds from the issuances, which are included as insurance invested assets.

      AIGFP uses SPVs as an integral part of its ongoing operations with respect to specific structured transactions with independent third parties. In most instances, AIGFP controls and manages the assets and liabilities with respect to these SPVs, subject to certain transaction specific limitations. These SPVs are fully consolidated by AIG (see the discussions of AIGFP under “Operations Review: Financial Services Operations”). AIGFP also sponsors an SPV that issues commercial paper and secured liquidity notes to third-party institutional investors. This SPV uses the proceeds of these offerings to obtain beneficial interests in certain financial assets (total assets of approximately $994 million), which serve as collateral for the securities issued by the SPV. AIGFP provides credit and liquidity support to this SPV, which is not consolidated by AIG.

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

      AIG has established stringent guidelines with respect to the formation of and investment in SPVs. See also the discussion under “Accounting Standards” herein.

Liquidity

      AIG’s liquidity is primarily derived from the operating cash flows of its general and life insurance operations.

      At March 31, 2003, AIG’s consolidated invested assets included $14.92 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first three months of 2003 amounted to $8.89 billion.

      Sources of funds considered in meeting the objectives of AIG’s financial services operations include guaranteed investment agreements, issuance of long-term and short-term debt, maturities and sales of securities available for sale, securities sold under repurchase agreements, trading liabilities, securities and spot commodities sold but not yet purchased, issuance of equity, and cash provided from such operations. AIG’s strong capital position is integral to managing this liquidity, as it enables AIG to raise funds in diverse markets worldwide. (See also the discussion under “Capital Resources” herein.)

      Management believes that AIG’s liquid assets, its net cash provided by operations, and access to the capital markets will enable it to meet any foreseeable cash requirements.

      The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG’s insurance operations generated approximately $10.8 billion in pre-tax cash flow during the first three months of 2003. Cash flow includes periodic premium collections, including policyholders’ contract deposits, cash flows from investment operations and paid loss recoveries less reinsurance premiums, losses, benefits and acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG’s insurance investment operations generated approximately $4.1 billion in investment income cash flow during the first three months of 2003. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains net of realized capital losses.

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

      In addition to the combined insurance pre-tax operating cash flow, AIG’s insurance operations held $13.54 billion in cash and short-term investments at March 31, 2003. Operating cash flow and the cash and short-term balances held provided AIG’s insurance operations with a significant amount of liquidity.

      This liquidity is available, among other things, to purchase predominantly high quality and diversified fixed income securities and, to a lesser extent, marketable equity securities, and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $38 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $49 billion of fixed income securities and marketable equity securities during the first three months of 2003.

Invested Assets

      The following table is a summary of AIG’s invested assets by significant segment, including investment income due and accrued of $4.53 billion and $4.30 billion and real estate of $3.39 billion and $3.30 billion, respectively, at March 31, 2003 and December 31, 2002:

(dollars in millions)

	March 31, 2003		December 31, 2002

	Invested	Percent	Invested	Percent
	Assets	of Total	Assets	of Total

General insurance	$59,873	13.0%	$55,478	12.8%
Life insurance	279,856	60.8	259,138	59.9
Financial services	117,143	25.5	114,878	26.6
Other	3,072	0.7	2,868	0.7

Total	$459,944	100.0%	$432,362	100.0%

Insurance Invested Assets

      The following tables summarize the composition of AIG’s insurance invested assets by insurance segment, including investment income due and accrued and real estate, at March 31, 2003 and December 31, 2002:

(dollars in millions)

					Percent Distribution
	General	Life		Percent
March 31, 2003	Insurance	Insurance	Total	of Total	Domestic	Foreign

Fixed maturities:
Available for sale, at market value(a)	$35,996	$217,846	$253,842	74.7%	68.6%	31.4%
Held to maturity, at amortized cost	1,700	—	1,700	0.5	100.0	—
Equity securities, at market value(b)	3,789	3,137	6,926	2.0	53.0	47.0
Mortgage loans on real estate, policy and collateral loans	35	18,997	19,032	5.6	69.2	30.8
Short-term investments, including time deposits, and cash	1,856	11,688	13,544	4.0	73.7	26.3
Real estate	494	2,447	2,941	0.9	25.1	74.9
Investment income due and accrued	715	3,682	4,397	1.3	65.9	34.1
Securities lending collateral	7,647	18,277	25,924	7.6	73.8	26.2
Other invested assets	7,641	3,782	11,423	3.4	86.5	13.5

Total	$59,873	$279,856	$339,729	100.0%	69.2%	30.8%

(a) Includes $991 million of bond trading securities, at market value.
(b) Includes $1.77 billion of non-redeemable preferred stocks, at market value.

(dollars in millions)

					Percent Distribution
	General	Life		Percent
December 31, 2002	Insurance	Insurance	Total	of Total	Domestic	Foreign

Fixed maturities at market value(a)	$35,990	$206,003	$241,993	76.9%	69.1%	30.9%
Equity securities, at market value(b)	3,928	2,931	6,859	2.2	53.4	46.6
Mortgage loans on real estate, policy and collateral loans	35	18,901	18,936	6.0	68.8	31.2
Short-term investments, including time deposits, and cash	1,833	5,048	6,881	2.2	42.5	57.5
Real estate	488	2,367	2,855	0.9	24.8	75.2
Investment income due and accrued	729	3,489	4,218	1.4	64.2	35.8
Securities lending collateral	7,249	16,445	23,694	7.5	75.8	24.2
Other invested assets	5,226	3,954	9,180	2.9	82.1	17.9

Total	$55,478	$259,138	$314,616	100.0%	68.6%	31.4%

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

Credit Quality

      At March 31, 2003, approximately 69 percent of the fixed maturities investments were domestic securities. Approximately 32 percent of such domestic securities were rated AAA by one or more of the principal rating agencies. Approximately 10 percent were below investment grade or not rated.

      A significant portion of the foreign insurance fixed income portfolio is rated by Moody’s, Standard & Poor’s (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At March 31, 2003, approximately 17 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG’s internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 11 percent were below investment grade or not rated at that date. A large portion of the foreign insurance fixed income portfolio are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

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

Valuation of Invested Assets

      The valuation of invested assets involves obtaining a market value for each security. The source for the market value is generally from market exchanges or dealer quotations, with the exception of non-traded securities.

      Another aspect of valuation is an assessment of impairment. As a matter of policy, the determination that a security has incurred an other-than-temporary decline in value and the amount of any loss recognition requires the judgment of AIG’s management and a continual review of its investments.

      In general, a security is considered a candidate for impairment if it meets any of the following criteria:

•	Trading at a significant discount to par, amortized cost (if lower) or cost for an extended period of time;

•	The occurrence of a discrete credit event resulting in (i) the issuer defaulting on a material outstanding obligation; or (ii) the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for the court supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value of their claims; or,

•	In the opinion of AIG’s management, it is unlikely that AIG will realize a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.

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

      As a result of these policies, AIG recorded in the first three months of 2003 impairment losses net of taxes of approximately $479 million.

      No impairment charge with respect to any one single credit was significant to AIG’s consolidated financial condition or results of operations and no individual impairment loss exceeded 1.6 percent of consolidated net income for the first three months of 2003.

      Excluding the impairments noted above, the changes in market value for AIG’s available for sale portfolio, which constitutes the vast majority of AIG’s investments, were recorded in equity as unrealized gains or losses.

      At March 31, 2003, the unrealized losses after taxes of the fixed maturity securities were approximately $2.5 billion. At March 31, 2003, the unrealized losses after taxes of the equity securities portfolio were approximately $426 million.

      At March 31, 2003, aggregate unrealized gains after taxes were $11.2 billion and aggregate unrealized losses after taxes were $2.9 billion. No single issuer accounted for more than three percent of the unrealized losses.

      At March 31, 2003, the fair value of AIG’s fixed maturities and equity securities aggregated to $264.1 billion. Of this aggregate fair value, 1.0 percent represented securities trading at or below 75 percent of amortized cost or cost.

      The impact on net income of unrealized losses after taxes will be further mitigated upon realization, because certain realized losses will be charged to participating policyholders accounts, or realization will result in current decreases in the amortization of certain deferred acquisition costs.

      At March 31, 2003, the unrealized losses after taxes for fixed maturity securities and equity securities included the following industry concentrations:

(in millions)

Unrealized Losses
Concentration	After Taxes

Investment Grade:
Airline related	$269
Cable and Media	$2
Energy	$62
Telecommunications	$21
Not Rated and Below Investment Grade:
Airline related	$171
Cable and Media	$64
Energy	$288
Telecommunications	$58

      The amortized cost of fixed maturities available for sale in an unrealized loss position at March 31, 2003, by contractual maturity, is shown below.

(in millions)

Amortized
Cost

Due in one year or less	$1,156
Due after one year through five years	5,579
Due after five years through ten years	10,936
Due after ten years	12,612

Total	$30,283

      In the three months ended March 31, 2003, the pre-tax realized losses incurred with respect to the sale of fixed maturities and equity securities were $2.5 billion. The aggregate fair value of securities sold was $35.0 billion, which was approximately 93 percent of amortized cost. The average period of time that securities sold at a loss during the quarter ended March 31, 2003 were trading continuously at a price below book value was approximately seven months.

      The “aging” of pre-tax unrealized loss positions at March 31, 2003, is shown below:

(dollars in millions)

Number	Book	Unrealized	Number
of Months	Value	Losses*	of items

Investment Grade Bonds
0-6	$12,878	$543	1,547
7-12	3,565	475	454
>12	5,389	915	652

Below Investment Grade Bonds
0-6	$1,855	$276	490
7-12	1,812	364	435
>12	4,784	1,200	931

Total Bonds
0-6	$14,733	$819	2,037
7-12	5,377	839	889
>12	10,173	2,115	1,583

Equities
0-6	$1,692	$439	1,328
7-12	782	162	439
>12	597	55	526

*	As more fully described above, upon realization, certain realized losses will be charged to participating policyholder accounts, or realization will result in a current decrease in the amortization of certain deferred acquisition costs.

Note: At March 31, 2003, aggregate pre-tax unrealized gains were $17.3 billion.

     As stated previously, the valuation for AIG’s investment portfolio comes from market exchanges or dealer quotations, with the exception of non-traded securities. AIG considers non-traded securities to mean certain fixed income investments, certain structured securities, direct private equities, limited partnerships and hedge funds. The aggregate carrying value of these securities at March 31, 2003 was approximately $34.0 billion.

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

      For certain structured securities, the carrying value is based on an estimate of the security’s future cash flows pursuant to the requirements of Emerging Issues Task Force Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The change in carrying value is recognized in income.

      Direct private equities, hedge funds and limited partnerships in which AIG holds in the aggregate less than a five percent interest, are carried at fair value. The change in fair value is recognized as a component of Other comprehensive income.

      With respect to hedge funds and limited partnerships in which AIG holds in the aggregate a five percent or greater interest, AIG’s carrying value is the net asset value. The changes in such net asset values are recorded in income.

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

Mortgage Investments

      Mortgage loans on real estate, policy and collateral loans comprised 5.6 percent of AIG’s insurance invested assets at March 31, 2003. AIG’s insurance operations’ holdings of real estate mortgages amounted to $11.57 billion of which 87.6 percent was domestic. At March 31, 2003, only a nominal amount was in default. It is AIG’s practice to maintain a maximum loan to value ratio of 75 percent at loan origination. At March 31, 2003, AIG’s insurance holdings of collateral loans amounted to $1.40 billion, all of which were foreign. It is AIG’s strategy to enter into mortgage and collateral loans as an adjunct primarily to life insurance fixed maturity investments. AIG’s policy loans increased from $6.05 billion at December 31, 2002 to $6.06 billion at March 31, 2003.

Short-Term Investments

      Short-term investments represent amounts invested in various internal and external money market funds, time deposits and cash held.

Real Estate Investments

      AIG’s real estate investment properties are primarily occupied by AIG’s various operations. The current market value of these properties considerably exceeds their carrying value.

Other Investments

      Other invested assets were primarily comprised of limited partnerships and hedge funds.

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

      AIG calculated the VaR with respect to the net fair value of each of AIG’s insurance segments as of March 31, 2003 and December 31, 2002. AIG uses the historical simulation methodology which entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was re-priced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95 percent confidence (i.e., only 5 percent of historical scenarios show losses greater than the VaR figure). A one month holding period was assumed in computing the VaR figure.

      The following table presents the VaR on a combined basis and of each component of market risk for each of AIG’s insurance segments as of March 31, 2003 and December 31, 2002. VaR with respect to combined operations cannot be derived by aggregating the individual risk or segment amounts presented herein.

(in millions)

	General Insurance		Life Insurance

Market Risk	2003	2002	2003	2002

Combined	$658	$809	$1,717	$1,798
Interest rate	411	413	1,376	1,507
Currency	66	66	175	166
Equity	631	798	631	975

      The following table presents the average, high and low VaRs on a combined basis and of each component of market risk for each of AIG’s insurance segments as of March 31, 2003 and December 31, 2002.

(in millions)

	2003			2002

	Average	High	Low	Average	High	Low

General Insurance
Market Risk
Combined	$734	$809	$658	$778	$863	$643
Interest rate	412	413	411	410	425	399
Currency	66	66	66	49	66	34
Equity	714	798	631	740	822	599
Life Insurance
Market Risk
Combined	$1,758	$1,798	$1,717	$1,876	$1,979	$1,798
Interest rate	1,442	1,507	1,376	1,695	1,874	1,507
Currency	171	175	166	130	166	108
Equity	803	975	631	770	975	627

Financial Services Invested Assets

      The following table is a summary of the composition of AIG’s financial services invested assets at March 31, 2003 and December 31, 2002. (See also the discussions under “Operational Review: Financial Services Operations”, “Capital Resources” and “Derivatives” herein.)

(dollars in millions)

	2003		2002

	Invested	Percent	Invested	Percent
	Assets	of Total	Assets	of Total

Flight equipment primarily under operating leases, net of accumulated depreciation	$28,206	24.1%	$26,867	23.4%
Finance receivables, net of allowance	15,756	13.4	15,857	13.8
Unrealized gain on interest rate and currency swaps, options and forward transactions	15,618	13.3	15,376	13.4
Securities available for sale, at market value	17,659	15.1	16,687	14.5
Trading securities, at market value	6,173	5.3	4,146	3.6
Securities purchased under agreements to resell, at contract value	24,121	20.6	25,560	22.2
Trading assets	3,320	2.8	4,786	4.2
Spot commodities, at market value	606	0.5	489	0.4
Other, including short-term investments	5,684	4.9	5,110	4.5

Total	$117,143	100.0%	$114,878	100.0%

      As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC’s debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During the first three months of 2003, ILFC acquired flight equipment costing $1.76 billion. (See also the discussion under “Operational Re-

view: Financial Services Operations” and “Capital Resources” herein.)

      ILFC is exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates. As of March 31, 2003 and December 31, 2002, AIG statistically measured the loss of fair value through the application of a VaR model. In this analysis, the net fair value of ILFC was determined using the financial instrument assets which included the tax adjusted future flight equipment lease revenue and the financial instrument liabilities which included the future servicing of the current debt. The estimated impact of the current derivative positions was also taken into account.

      AIG calculated the VaR with respect to the net fair value of ILFC using the historical simulation methodology, as previously described. As of March 31, 2003 and December 31, 2002, the average VaR with respect to the aforementioned net fair value of ILFC was approximately $8 million and $20 million, respectively.

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

      Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At March 31, 2003, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $66 million of these securities. Securities deemed below investment grade at March 31, 2003 amounted to approximately $100 million in fair value representing 0.6 of one percent of the total AIGFP securities available for sale. $30 million of this amount is hedged with a credit derivative. There have been no significant downgrades through May 1, 2003. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

      AIGFP is exposed to credit risk. If its securities available for sale portfolio were to suffer significant default and the collateral held declined significantly in value with no replacement or the credit default swap counterparty failed to perform, AIGFP could have a liquidity strain. AIG guarantees AIGFP’s debt and, as a result, is responsible for all of AIGFP’s obligations.

      AIGTG conducts, as principal, market making and trading activities in foreign exchange and com-

modities, primarily precious and base metals. AIGTG owns inventories in the commodities in which it trades and may reduce the exposure to market risk through the use of swaps, forwards, futures and option contracts. AIGTG uses derivatives to manage the economic exposure of its various trading positions and transactions from adverse movements of interest rates, foreign currency exchange rates and commodity prices. AIGTG supports its trading activities largely through trading liabilities, unrealized losses on swaps, short-term borrowings, securities sold under agreements to repurchase and securities and commodities sold but not yet purchased. (See also the discussions under “Capital Resources” and “Derivatives” herein.)

      The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at March 31, 2003 were as follows:

(in millions)

	Gross	Gross
	Unrealized	Unrealized
	Gains	Losses

Securities available for sale, at market value	$1,279	$1,324
Unrealized gain/loss on interest rate and currency swaps, options and forward transactions(a)(b)	15,618	11,864
Trading assets	8,920	7,831
Spot commodities, at market value	—	17
Trading liabilities	—	1,648
Securities and spot commodities sold but not yet purchased, at market value	—	66

(a) These amounts are also presented as the respective balance sheet amounts.
(b) At March 31, 2003, AIGTG’s replacement values with respect to interest rate and currency swaps were $610 million.

     AIGFP’s interest rate and currency risks on securities available for sale, at market, are managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At March 31, 2003, the unrealized gains and losses remaining after the benefit of the offsets were $76 million and $121 million, respectively.

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

      Additionally, depending upon the changes in interest rates and other market movements during the day, AIGFP’s system will produce reports for management’s consideration for intra-day offsetting positions. Overnight, the system generates reports which recommend the types of offsets management should consider for the following day. Additionally, AIGFP operates in major business centers overseas and is essentially open for business 24 hours a day. Thus, the market exposure and offset strategies are monitored, reviewed and coordinated around the clock. Therefore, offsetting adjustments can be made as and when necessary from any AIGFP office in the world.

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

      AIG calculated the VaR with respect to AIGFP and AIGTG as of March 31, 2003 and December 31, 2002. AIG uses the historical simulation methodology which entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was re-priced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95 percent confidence (i.e., only 5 percent of historical scenarios show losses greater than the VaR figure).

      The following table presents the VaR on a combined basis and of each component of AIGFP’s and AIGTG’s market risk as of March 31, 2003 and December 31, 2002. VaR with respect to combined operations cannot be derived by aggregating the individual risk presented herein.

(in millions)

	AIGFP(a)		AIGTG(b)

Market Risk	2003	2002	2003	2002

Combined	$4	$4	$1	$2
Interest rate	3	4	1	2
Currency	—	—	1	—
Equity	1	1	—	—

(a) A one month holding period was used to measure the market exposures of AIGFP.
(b) A one day holding period was used to measure the market exposures of AIGTG.

     The following table presents the average, high and low VaRs on a combined basis and of each component of AIGFP’s and AIGTG’s market risk as of March 31, 2003 and December 31, 2002.

(in millions)

	2003			2002

	Average	High	Low	Average	High	Low

AIGFP Market Risk:
Combined	$4	$4	$4	$8	$12	$4
Interest rate	4	4	3	7	12	4
Currency	—	—	—	1	4	—
Equity	1	1	1	1	2	1
AIGTG Market Risk:
Combined	$2	$2	$1	$2	$3	$2
Interest Rate	1	2	1	2	3	2
Currency	1	1	—	1	1	—

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

Counterparty Credit Quality

      The following tables provide the counterparty credit quality amounts of AIGFP’s and AIGTG’s derivatives transactions at March 31, 2003 and December 31, 2002.

      The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss after the application of the aforementioned strategies, netting under ISDA Master Agreements and excluding collateral held. Subsequent to the application of such credit enhancements, the net exposure to credit risk or the net replacement value of all interest rate, currency and equity swaps, swaptions and forward commitments approximated $14.95 billion at March 31, 2003, including $2.3 billion of collateral held; and $14.98 billion at December 31, 2002, including $1.9 billion of collateral held. The net replacement value for futures and forward contracts approximated $22 million at March 31, 2003 and $110 million at December 31, 2002. The net replacement value most closely represents the net credit risk to AIGFP or the maximum amount exposed to potential loss and is used for financial reporting purposes.

      AIGFP determines counterparty credit quality by reference to ratings from independent rating agencies or, where such ratings are not available, by internal analysis. At March 31, 2003 and December 31, 2002, the concentration of credit exposure with respect to counterparties judged A or higher by AIGFP was 92 percent and 92 percent, respectively.

      The counterparty credit quality determined by AIGFP by derivative product with respect to the net replacement value of AIGFP’s derivatives portfolio was as follows:

(in millions)

	Net Replacement Value

	Swaps and	Futures and	Total	Total
	Swaptions	Forward Contracts	2003	2002

Counterparty credit quality:
AAA	$6,252	$5	$6,257	$7,177
AA	3,647	17	3,664	3,871
A	3,882	—	3,882	2,887
BBB	1,133	—	1,133	1,120
Below investment grade	31	—	31	35

Total	$14,945	$22	$14,967	$15,090

      At March 31, 2003 and December 31, 2002, the counterparty breakdown by industry with respect to the net replacement value of AIGFP’s derivatives portfolio was as follows:

(in millions)

	Net Replacement Value

	Swaps and	Futures and	Total	Total
	Swaptions	Forward Contracts	2003	2002

Non-U.S. banks	$3,546	$17	$3,563	$3,310
Insured municipalities	907	—	907	925
U.S. industrials	2,200	—	2,200	2,773
Governmental	671	—	671	520
Non-U.S. financial service companies	416	—	416	474
Non-U.S. industrials	1,463	—	1,463	1,452
Special purpose	2,945	—	2,945	3,252
U.S. banks	761	—	761	431
U.S. financial service companies	2,029	5	2,034	1,941
Supranationals	7	—	7	12

Total	$14,945	$22	$14,967	$15,090

      With respect to AIGTG’s derivatives contracts at March 31, 2003 and December 31, 2002, the net replacement values represent the net sum of estimated positive fair values after the application of legally enforceable master netting agreements and collateral held. The net replacement values most closely represent the net credit risk to AIGTG or the maximum amount exposed to potential loss.

      Subsequent to the application of such credit enhancements, the net exposure to credit risk or the net replacement value of all futures, forwards, swaptions and purchased options contracts and interest rate and currency swaps was $2.09 billion and $2.29 billion at March 31, 2003 and December 31, 2002, respectively.

      AIGTG’s net replacement value at March 31, 2003 and December 31, 2002 was as follows:

(in millions)

	Remaining Life

	One	Two Through	Six Through	After Ten	Total	Total
	Year	Five Years	Ten Years	Years	2003	2002

Credit exposure:
Futures, forwards, swaptions and purchased options contracts and interest rate and currency swaps:
Gross replacement value	$4,951	$3,378	$3,127	$39	$11,495	$11,320
Master netting arrangements	(3,498)	(2,753)	(2,926)	(25)	(9,202)	(8,776)
Collateral	(70)	(106)	(20)	(7)	(203)	(252)

Net replacement value*	$1,383	$519	$181	$7	$2,090	$2,292

*	The net replacement values with respect to exchange traded futures and options, forward contracts and purchased over the counter options are presented as a component of trading assets in the accompanying balance sheet. The net replacement values with respect to interest rate and currency swaps are presented as a component of unrealized gain on interest rate and currency swaps, options and forward transactions in the accompanying balance sheet.

     AIGTG determines counterparty credit quality by reference to ratings from independent rating agencies or, where such ratings are not available, internal analysis. At March 31, 2003 and December 31, 2002, the concentration of credit exposure with respect to counterparties judged A or higher by AIGTG was 63 percent and 75 percent, respectively.

      Also, as of March 31, 2003 and December 31, 2002, the counterparty credit quality and counterparty breakdown by industry with respect to the net replacement value of AIGTG’s derivatives portfolio were as follows:

(in millions)

	Net Replacement Value

	2003	2002

Counterparty credit quality:
AAA	$336	$347
AA	508	622
A	482	739
BBB	186	193
Below investment grade	59	63
Exchange traded futures and options*	519	328

Total	$2,090	$2,292

Counterparty breakdown by industry:
Non-U.S. banks	$712	$927
U.S. industrials	169	369
Governmental	35	37
Non-U.S. financial service companies	65	105
Non-U.S. industrials	167	144
U.S. banks	68	157
U.S. financial service companies	355	225
Exchanges*	519	328

Total	$2,090	$2,292

*	Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

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

      At March 31, 2003 and December 31, 2002, the fair value source of the net replacement value of AIGTG’s derivatives portfolio was as follows:

(in millions)

	Maturity of Fair Value of Contracts

		Two Through	Six Through	After	Total	Total
Source of Fair Value	One Year	Five Years	Ten Years	Ten Years	2003	2002

Prices actively quoted	$1,383	$—	$—	$—	$1,383	$1,698
Prices provided by other external sources	—	406	—	—	406	357
Prices based on models and other valuation methods	—	113	181	7	301	237

Total	$1,383	$519	$181	$7	$2,090	$2,292

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

      The following table presents the contractual and notional amounts by maturity and type of derivatives of AIGFP’s derivatives portfolio at March 31, 2003 and December 31, 2002.

(in millions)

	Remaining Life of Notional Amount*

	One	Two Through	Six Through	After Ten	Total	Total
	Year	Five Years	Ten Years	Years	2003	2002

AIGFP interest rate, currency and equity swaps and swaptions:
Notional amount:
Interest rate swaps	$152,383	$302,043	$134,473	$14,273	$603,172	$579,994
Currency swaps	47,252	84,748	44,599	6,375	182,974	176,987
Swaptions and equity swaps	21,948	24,176	9,863	6,698	62,685	60,436

Total	$221,583	$410,967	$188,935	$27,346	$848,831	$817,417

Futures and forward contracts:
Exchange traded futures contracts contractual amount	$6,726	$—	$—	$—	$6,726	$10,524

Over the counter forward contracts contractual amount	$44,727	$214	$188	$—	$45,129	$43,627

*	Notional amount is not representative of either market risk or credit risk.

      AIGFP enters into credit derivative transactions in the ordinary course of its business. The overwhelming majority of AIGFP’s credit derivatives require AIGFP to provide credit protection on a designated portfolio of loans or debt securities. AIGFP provides such credit protection only on a “second loss” basis, under which AIGFP’s payment obligations arise only after credit losses in the designated portfolio exceed a specified threshold amount or level of “first losses.” The threshold amount of credit losses that must be realized before AIGFP has any payment obligation is negotiated by AIGFP for each transaction to provide that the likelihood of any payment obligation by AIGFP under each transaction is remote, even in severe recessionary market scenarios.

      In many cases, the credit risk associated with a designated portfolio is tranched into different layers of risk, which are then analyzed and rated by the credit rating agencies. Typically, there will be an equity layer covering the first credit losses in respect of the portfolio up to a specified percentage of the total portfolio, and then successive layers that are rated, generally a BBB rated layer, an A rated layer, an AA rated layer and an AAA rated layer. In transactions that are rated, the risk layer or tranche that is immediately junior to the threshold level above which AIGFP’s payment obligation would arise is rated AAA by the rating agencies. For that reason, the risk layer assumed by AIGFP with respect to the designated portfolio in these transactions is often called the “super senior” risk layer, defined as the layer of credit risk senior to a risk layer that has been rated AAA by the credit rating agencies or if the transaction is not rated, equivalent thereto. For example, in a transaction with an equity layer covering credit losses from 0 to 2 percent of the total portfolio, a BBB rated layer covering credit losses from 2 to 4 percent, an A rated layer from 4 to 6 percent, an AA rated layer from 6 to 8 percent and an AAA rated layer from 8 to 11 percent, AIGFP would cover credit losses arising in respect of the portfolio that exceed an 11 percent first loss threshold amount, and thereby bear risk that is senior to the 8 to 11 percent AAA rated risk layer.

      AIGFP continually monitors the underlying portfolios to determine whether the credit loss experience for any particular portfolio has caused the likelihood of AIGFP having a payment obligation under the transaction to be greater than super senior risk. AIGFP maintains the ability opportunistically to hedge specific securities in a portfolio thereby further limiting its exposure to loss and has hedged outstanding transactions in this manner on occasion. AIGFP has never had a payment obligation under these credit derivatives transactions. Furthermore, based on portfolio credit losses experienced to date under all outstanding transactions, no transaction has experienced credit losses in an amount that has made the likelihood of AIGFP having to make a payment, in AIGFP’s view, to be greater than remote, even in severe recessionary market scenarios. At March 31, 2003 the notional amount with respect to AIGFP’s credit derivative portfolio was $151.1 billion.

      The following table provides the contractual and notional amounts by maturity and type of derivative of AIGTG’s derivatives portfolio at March 31, 2003 and December 31, 2002.

(in millions)

	Remaining Life

	One	Two Through	Six Through	After Ten	Total	Total
	Year	Five Years	Ten Years	Years	2003	2002

Contractual amount of futures, forwards and options:
Exchange traded futures and options	$12,915	$949	$59	$—	$13,923	$13,335

Forwards	$207,473	$12,679	$1,817	$36	$222,005	$184,147

Over the counter purchased options	$72,464	$20,460	$23,512	$237	$116,673	$115,762

Over the counter sold options(a)	$70,080	$20,227	$24,315	$389	$115,011	$111,674

Notional amount(b):
Interest rate swaps and forward rate agreements	$15,150	$32,583	$5,746	$115	$53,594	$55,059
Currency swaps	2,957	5,106	328	—	8,391	8,544
Swaptions	4,521	4,685	1,251	—	10,457	10,515

Total	$22,628	$42,374	$7,325	$115	$72,442	$74,118

(a)	Sold options obligate AIGTG to buy or sell the underlying item if the option purchaser chooses to exercise. The amounts do not represent credit exposure.
(b)	Notional amount is not representative of either market risk or credit risk.

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

      In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN45). FIN45 requires that, for guarantees within its scope that are issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be established, and recognized through earnings. FIN45 also requires additional disclosures in financial statements starting with AIG’s 2002 year-end financial statements.

      AIG guarantees the indebtedness of third parties principally in connection with AIG SunAmerica’s investments in affordable housing properties. The guarantees are issued primarily to facilitate financing for the construction of the underlying properties, and range in duration of up to ten years. The loans are secured by the underlying real estate. Since the inception of this investment program over ten years ago, payments under these guarantees have been insignificant. This is due to the fact that the loans are first backed by the creditworthiness of the third party general partner, and secondly, are secured by the underlying properties. The maximum exposure under these guarantees as of March 31, 2003 is approximately $3.4 billion.

      In addition, AIG’s real estate investment operations will occasionally extend similar guarantees to real estate partnerships in which they are an investor. The guarantees facilitate financing for the construction, and/or purchase of land. There have been no payments to date under these guarantees. This is due to the fact that the loans are first backed by the creditworthiness of the third party general partner, and secondly, are secured by the underlying properties. The maximum exposure under these guarantees as of March 31, 2003 is approximately $70 million.

      Through its ILFC subsidiary, AIG has also provided other types of guarantees. From time to time, ILFC participates with airlines, banks and other financial institutions to assist in financing aircraft by providing asset guarantees, put options or loan guarantees. Historically, losses arising from these guarantees have been immaterial, as ILFC has recourse to the value of the underlying aircraft, which offsets ILFC’s exposure, should ILFC be called upon to fulfill its obligations under these guarantees. The maximum exposure of these guarantees as of March 31, 2003 is approximately $1.0 billion.

      In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN46). FIN46 changes the method of determining whether certain entities should be consolidated in AIG’s consolidated financial statements. An entity is subject to FIN46 and is called a variable interest entity (VIE) if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under existing guidance. A VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both.

      The provisions of FIN46 are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which AIG obtains an interest after that date. For VIEs in which AIG holds a variable interest that it acquired before February 1, 2003, FIN46 applies to the fiscal quarter ended September 30, 2003. For any VIE that must be consolidated under FIN46 that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIE would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.

      AIG is currently evaluating the impact of applying FIN46 to existing VIEs in which it has a variable interest, and believes that the impact on its results of operations and financial condition will not be significant. (See also the discussion under “Special Purpose Vehicles” included herein.)

      Effective January 1, 2003, AIG adopted the recognition provision of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (FAS 123). This statement establishes the financial accounting and reporting standards for stock-based employee compensation plans, such as AIG’s stock purchase plan, stock option plan and stock incentive plan. Under the recognition provisions of FAS 123, costs with respect to stock compensation are measured using the fair value of the shares subscribed or granted as at the date of grant recognized ratably over the vesting period. Such fair value is derived through an option pricing model.

      Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to FASB Statement No. 123” (FAS 148) was issued in 2002. This statement amended FAS 123 and provides alternative methods of transition for a voluntary change to the recognition provisions of FAS 123. Also, FAS 148 amended certain of the disclosure requirements of FAS 123.

      AIG has elected the “Prospective Method” in the application of the recognition provisions as prescribed by FAS 123. Such method provides for the recognition of the fair value with respect to stock-based compensation for shares subscribed or granted on or after January 1, 2003.

      Prior to adoption of the recognition provisions of FAS 123, as amended, AIG recognized stock compensation in accordance with the provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees”.

      With respect to net income for the three month periods ended March 31, 2003 and 2002, the following table provides a pro forma reconciliation as if AIG had adopted the recognition provisions of FAS 123 at its inception:

(in millions except per share amounts)

	2003	2002

Net income, as reported	$1,954	$1,980
Actual stock-based compensation recognized, net of tax*	2	-

	1,956	1,980

Pro forma stock-based compensation, net of tax	14	14

Actual stock-based compensation recognized, net of tax	2	-

Net income, pro forma	$1,940	$1,966

Earnings per common share:
Basic:
Net income, as reported	$0.75	$0.76
Stock-based compensation, net of tax	(0.01)	(0.01)

Net income, pro forma	$0.74	$0.75

Diluted:
Net income, as reported	$0.74	$0.75
Stock-based compensation, net of tax	(0.01)	(0.01)

Net income, pro forma	$0.73	$0.74

Average shares outstanding:
Basic	2,610	2,615
Diluted	2,628	2,641

*	Actual stock-based compensation earnings per share impact is substantially less than one cent.

Controls and Procedures

      AIG’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that AIG files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by AIG in the reports that it files or submits under the Exchange Act is accumulated and communicated to AIG’s management, including AIG’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. AIG’s Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of AIG’s disclosure controls and procedures within 90 days of the filing date of this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective. There were no significant changes in AIG’s internal controls or in other factors that could significantly affect these controls subsequent to the most recent date of evaluation by AIG’s Chief Executive Officer and Chief Financial Officer.

PART II — OTHER INFORMATION

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits See accompanying Exhibit Index.

(b)	Reports on Form 8-K

During the three months ended March 31, 2003, Current Reports on Form 8-K were filed as follows:

On February 13, 2003, AIG filed a Current Report on Form 8-K to file excerpts from a press release issued by American International Group, Inc. on February 13, 2003 announcing its results for the quarter and year ended December 31, 2002.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.

(Registrant)

/s/ HOWARD I. SMITH

Howard I. Smith
Vice Chairman,
Chief Financial Officer and
Chief Administrative Officer

Dated: May 13, 2003

CERTIFICATIONS

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ M.R. GREENBERG

M.R. Greenberg
Chairman and Chief Executive Officer

Date: May 13, 2003

CERTIFICATIONS

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ HOWARD I. SMITH

Howard I. Smith
Vice Chairman, Chief Financial Officer and
Chief Administrative Officer

Date: May 13, 2003

EXHIBIT INDEX

Exhibit
Number	Description	Location

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None
4	Instruments defining the rights of security holders, including indentures	Not required to be filed.
10	Material contracts	None
11	Statement re computation of per share earnings	Included in Note (5) of Notes to Financial Statements.
12	Statement re computation of ratios	Filed herewith.
15	Letter re unaudited interim financial information	None
18	Letter re change in accounting principles	None
19	Report furnished to security holders	None
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of experts and counsel	None
24	Power of attorney	None
99	Additional exhibits	None