Form 10-Q/A
period 2003-03-31
AMERICAN INTERNATIONAL GROUP INC
filed 2003-07-18
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

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

EXPLANATORY NOTE

      This Quarterly Report on Form 10-Q/A amends the registrant’s Form 10-Q for the quarterly period ended March 31, 2003. This Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2003 is being filed solely to eliminate non-GAAP measures which excluded realized capital gains (losses) and references to non-GAAP measures of “Life Premium Income” throughout the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

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

      The following table summarizes AIG’s general insurance operations by major operating unit for the three months ended March 31, 2003 and 2002 (in millions):

	General Insurance

	Three Months
	Ended March 31,

	2003	2002

Revenues:
Domestic Brokerage Group	$4,322	$3,345
Transatlantic	758	600
Personal Lines	888	688
Mortgage Guaranty	178	165
Foreign General	1,762	1,326
Reclassifications and Eliminations	(10)	6

Total General Insurance	$7,898	$6,130

Operating income:
Domestic Brokerage Group	$709	$531
Transatlantic	80	72
Personal Lines	69	23
Mortgage Guaranty	110	112
Foreign General	347	311
Reclassifications and Eliminations	2	6
Realized capital gains (losses)	(173)	(122)

Total General Insurance	$1,144	$933

      The following table summarizes AIG’s life insurance operations by major operating unit for the three months ended March 31, 2003 and 2002 (in millions):

	Life Insurance

	Three Months
	Ended March 31,

	2003	2002

Revenues:
American International Assurance and Nan Shan Life	$3,042	$2,762
ALICO and AIG Star Life	1,944	1,777
Domestic Life	3,407	3,015
Other	161	103
Reclassifications and Eliminations	—	—

Total Life Insurance	$8,554	$7,657

Operating income:
American International Assurance and Nan Shan Life	$408	$392
ALICO and AIG Star Life	398	311
Domestic Life	664	632
Other	70	21
Reclassifications and Eliminations	—	—
Realized capital gains (losses)	(345)	(29)

Total Life Insurance	$1,195	$1,327

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

Consolidated Results

      AIG’s revenues in the first three months of 2003 increased 17.3 percent to $18.9 billion when compared to $16.1 billion in the same period of 2002. Growth in revenues was primarily attributable to the growth in net premiums earned from the global insurance operations. This growth was negatively impacted by realized capital losses incurred of $632 million in 2003 compared to $232 million in 2002.

      AIG’s income before income taxes and minority interest decreased 1.2 percent in the first three months of 2003 when compared to the same period of 2002. The factor causing the decrease was the increase in realized capital losses noted above. AIG’s effective income tax rates were 29.97 percent for net income and 34.95 percent for realized capital gains (losses) in 2003 compared to 30.14 percent and 34.94 percent, respectively, in 2002

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

     General Insurance: General insurance operating income increased 22.6 percent in the first three months of 2003 compared to the same period in 2002. This increase was primarily attributable to strong growth in underwriting profit, as realized capital losses attributable to general insurance operations totaled $173 million for 2003 compared to $122 million for 2002.

      Life Insurance: Life insurance operating income decreased 9.9 percent in the first three months of 2003 compared to the same period in 2002. This decrease resulted from the impact of the $345 million of realized capital losses for 2003, which offset growth in each of AIG’s principal life insurance businesses, compared to $29 million of realized capital losses in 2002.

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

      Realized Capital Losses: During the first three months of 2003, AIG’s realized capital losses aggregated $632 million. These realized capital losses reflect continued weakness in the equity markets and impairment loss provisions for both equity and fixed income holdings.

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

      Liquidity: At March 31, 2003, consolidated invested assets were $459.94 billion including $14.92 billion in cash and short-term investments. Consolidated net cash provided from operating ac-

tivities in the first three months of 2003 amounted to $8.89 billion.

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

      A basic premise of GAAP accounting is the recognition of expenses at the same time revenues are earned, the principle of matching. Therefore, to convert underwriting results to a GAAP basis, acquisition expenses are deferred (deferred acquisition costs — DAC) and amortized over the period the related premiums written are earned. Accordingly, statutory underwriting profit is adjusted as a result of acquisition expenses being deferred as required by GAAP. DAC is reviewed for recoverability and such review requires management judgment.

      A major part of the discipline of a successful general insurance company is to produce an underwriting profit, exclusive of investment income. When underwriting is not profitable, premiums are inadequate to pay for losses and expenses. Therefore, investment income must be used to cover underwriting losses. If assets and the income therefrom are insufficient to pay claims and expenses over extended periods, an insurance company cannot survive. For these reasons, AIG views its underwriting operations separately from its investment operations. (See also the discussion under “Liquidity” herein.)

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

      AIG’s allowance for estimated unrecoverable reinsurance has not changed significantly from December 31, 2002 when AIG had allowances for unrecoverable reinsurance approximating $120 million. At March 31, 2003, AIG had no significant reinsurance recoverables from any individual rein-

surer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

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

      In a very broad sense, the general loss reserves can be categorized into two distinct groups, one group being long tail casualty lines of business. Such lines include excess and umbrella liability, directors and officers’ liability, professional liability, medical malpractice, general liability, products’ liability, and related classes. The other group is short tail lines of business consisting principally of prop-

erty lines, personal lines and certain classes of casualty lines.

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

      Life insurance operations presented on a major product basis for the three month periods ending March 31, 2003 and 2002 were as follows:

(in millions)

	2003	2002

GAAP premium income:
Domestic:
Life Insurance	$431	$396
Individual Fixed Annuities	12	11
Guaranteed Investment Contracts	4	1
Home Service	209	216
Group Life/Health	232	238
Pension and Investment Products	434	219

Total Domestic:	1,322	1,081

Foreign:
Life Insurance	3,268	2,793
Personal Accident	691	566
Group Products	350	316
Guaranteed Investment Contracts	28	27

Total Foreign:	4,337	3,702

Total GAAP premium income	$5,659	$4,783

Net investment income:
Domestic:
Life Insurance	$316	$343
Individual Fixed Annuities	855	732
Guaranteed Investment Contracts	508	481
Home Service	168	169
Group Life/Health	28	26
Pension and Investment Products	235	201

Total Domestic	2,110	1,952

(in millions)

	2003	2002

Foreign:
Life Insurance	909	776
Personal Accident	37	33
Group Products	82	60
Guaranteed Investment Contracts	105	85
Intercompany Adjustments	(3)	(3)

Total Foreign	1,130	951

Total net investment income	$3,240	$2,903

Realized capital losses	(345)	(29)

Total operating income	$1,195	$1,327

Life insurance in-force*:
Domestic	$589,610	$577,686
Foreign	748,945	746,765

Total	$1,338,555	$1,324,451

* Amounts presented were as at March 31, 2003 and December 31, 2002.

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

      At March 31, 2003, the unrealized losses after taxes of the fixed maturity securities were approximately $2.5 billion. At March 31, 2003, the unreal-

ized losses after taxes of the equity securities portfolio were approximately $426 million.

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

      AIGFP’s and AIGTG’s asset and liability portfolios for which the VaR analyses were performed included over the counter and exchange traded investments, derivative instruments and commodi-

ties. Because the market risk with respect to securities available for sale, at market is substantially hedged, segregation of market sensitive instruments into trading and other than trading was not deemed necessary.

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

AMERICAN INTERNATIONAL GROUP, INC.

(Registrant)

/s/ HOWARD I. SMITH

Howard I. Smith
Vice Chairman,
Chief Financial Officer and
Chief Administrative Officer

Dated: July 18, 2003

CERTIFICATIONS

           I, M.R. Greenberg, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of American International Group, Inc.;

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

/s/ M.R. GREENBERG

M.R. Greenberg
Chairman and Chief Executive Officer

Date: July 18, 2003

CERTIFICATIONS

           I, Howard I. Smith, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of American International Group, Inc.;

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
Chief Administrative Officer

Date: July 18, 2003

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