Form 10-Q
period 2003-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 2003-08-14
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                     to

For Quarter Ended June 30, 2003 Commission File Number 1-8787

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2003: 2,608,877,973.

CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF INCOME
CONSOLIDATED STATEMENT OF CASH FLOWS
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
NOTES TO FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF SEGMENT OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations
SIGNATURE
EXHIBIT INDEX
STATEMENT RE COMPUTATION OF RATIOS
302 CERTIFICATION
906 CERTIFICATION

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED BALANCE SHEET
(in millions)
(unaudited)

	June 30,	December 31,
	2003	2002

ASSETS:
Investments, financial services assets and cash:
Fixed maturities:
Bonds available for sale, at market value (amortized cost: 2003 — $248,669; 2002 — $232,121)	$268,385	$242,385
Bonds held to maturity, at amortized cost (market value: 2003 — $4,252; 2002 — $0)	4,181	—
Bond trading securities, at market value (cost: 2003 — $0; 2002 — $963)	—	981
Equity securities:
Common stocks (cost: 2003 — $5,664; 2002 — $6,152)	5,733	5,482
Non-redeemable preferred stocks (cost: 2003 — $1,731; 2002 — $1,678)	1,816	1,584
Mortgage loans on real estate, net of allowance (2003 — $104; 2002 — $110)	11,804	11,541
Policy loans	6,097	6,046
Collateral and guaranteed loans, net of allowance (2003 — $17; 2002 — $54)	2,240	2,341
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2003 — $4,975; 2002 — $4,426)	29,628	26,867
Securities available for sale, at market value (cost: 2003 — $17,284; 2002 — $16,715)	17,256	16,687
Trading securities, at market value	6,991	4,146
Spot commodities, at market value	613	489
Unrealized gain on interest rate and currency swaps, options and forward transactions	15,274	15,376
Trading assets	4,799	4,786
Securities purchased under agreements to resell, at contract value	27,270	25,661
Finance receivables, net of allowance (2003 — $441; 2002 — $477)	15,950	15,857
Securities lending collateral	25,305	23,694
Other invested assets	14,380	12,680
Short-term investments, at cost (approximates market value)	13,198	6,993
Cash	835	1,165

Total investments, financial services assets and cash	471,755	424,761
Investment income due and accrued	4,543	4,297
Premiums and insurance balances receivable, net of allowance (2003 — $190; 2002 — $150)	15,780	13,088
Reinsurance assets	31,699	29,882
Deferred policy acquisition costs	22,270	22,256
Investments in partially-owned companies	1,407	1,575
Real estate and other fixed assets, net of accumulated depreciation (2003 — $3,927; 2002 — $3,727)	5,578	5,382
Separate and variable accounts	52,107	46,248
Goodwill	6,139	6,079
Other assets	9,334	7,661

Total assets	$620,612	$561,229

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED BALANCE SHEET — (continued)

(in millions, except share amounts)
(unaudited)

	June 30,	December 31,
	2003	2002

LIABILITIES:
Reserve for losses and loss expenses	$55,628	$51,539
Reserve for unearned premiums	19,162	16,336
Future policy benefits for life and accident and health insurance contracts	78,267	72,547
Policyholders’ contract deposits	150,052	142,160
Other policyholders’ funds	7,771	7,582
Reserve for commissions, expenses and taxes	3,510	3,429
Insurance balances payable	3,748	3,273
Funds held by companies under reinsurance treaties	4,036	3,425
Income taxes payable:
Current	1,013	793
Deferred	7,463	4,289
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	14,636	14,850
Securities sold under agreements to repurchase, at contract value	10,507	9,162
Trading liabilities	4,687	3,825
Securities and spot commodities sold but not yet purchased, at market value	13,009	11,765
Unrealized loss on interest rate and currency swaps, options and forward transactions	11,062	11,265
Trust deposits and deposits due to banks and other depositors	3,297	2,987
Commercial paper	6,957	7,467
Notes, bonds, loans and mortgages payable	47,352	43,233
Commercial paper	2,383	1,645
Notes, bonds, loans and mortgages payable	5,540	4,690
Separate and variable accounts	52,107	46,248
Minority interest	1,823	1,580
Securities lending payable	25,305	23,694
Other liabilities	21,160	12,189

Total liabilities	550,475	499,973

Preferred shareholders’ equity in subsidiary companies	1,782	2,153

CAPITAL FUNDS:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2003 — 2,751,327,476; 2002 — 2,751,327,476	6,878	6,878
Additional paid-in capital	592	607
Retained earnings	56,255	52,270
Accumulated other comprehensive income (loss)	5,997	691
Treasury stock, at cost; 2003 — 142,449,503; 2002 — 141,726,645 shares of common stock	(1,367)	(1,343)

Total capital funds	68,355	59,103

Total liabilities, preferred shareholders’ equity in subsidiary companies and capital funds	$620,612	$561,229

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share amounts)
(unaudited)

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

Revenues:
Premiums and other considerations	$26,174	$21,309	$13,228	$11,019
Net investment income	8,210	7,374	4,186	3,726
Realized capital gains (losses)	(988)	(861)	(356)	(629)
Other revenues	5,422	4,977	2,833	2,546

Total revenues	38,818	32,799	19,891	16,662

Benefits and expenses:
Incurred policy losses and benefits	22,745	18,785	11,453	9,618
Insurance acquisition & other operating expenses	9,719	8,288	5,008	4,277

Total benefits and expenses	32,464	27,073	16,461	13,895

Income before income taxes and minority interest	6,354	5,726	3,430	2,767

Income taxes:
Current	1,511	1,056	822	428
Deferred	425	708	238	444

	1,936	1,764	1,060	872

Income before minority interest	4,418	3,962	2,370	1,895

Minority interest	(188)	(181)	(94)	(94)

Net income	$4,230	$3,781	$2,276	$1,801

Earnings per common share:
Basic	$1.62	$1.45	$0.87	$0.69

Diluted	$1.61	$1.43	$0.87	$0.68

Cash dividends per common share	$0.094	$0.084	$0.047	$0.042

Average shares outstanding:
Basic	2,610	2,614	2,610	2,613

Diluted	2,628	2,639	2,627	2,640

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(unaudited)

	Six Months
	Ended June 30,

	2003	2002

Cash Flows From Operating Activities:
Net Income	$4,230	$3,781

Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash revenues, expenses, gains and losses included in income:
Change in:
General and life insurance reserves	11,503	6,797
Premiums and insurance balances receivable and payable — net	(2,217)	(1,131)
Reinsurance assets	(1,817)	(1,149)
Deferred policy acquisition costs	(1,398)	(1,706)
Investment income due and accrued	(246)	(276)
Funds held under reinsurance treaties	611	338
Other policyholders’ funds	189	(396)
Current and deferred income taxes — net	645	585
Reserve for commissions, expenses and taxes	81	92
Other assets and liabilities — net	666	182
Trading assets and liabilities — net	849	1,035
Trading securities, at market value	(2,845)	(910)
Spot commodities, at market value	(124)	(56)
Net unrealized (gain) loss on interest rate and currency swaps, options and forward transactions	(101)	290
Securities purchased under agreements to resell	(1,609)	(368)
Securities sold under agreements to repurchase	1,345	(1,044)
Securities and spot commodities sold but not yet purchased, at market value	1,244	(623)
Realized capital (gains) losses	988	861
Equity in income of partially-owned companies and other invested assets	(236)	(230)
Amortization of premium and discount on securities	(4)	(95)
Depreciation expenses, principally flight equipment	908	799
Change in cumulative translation adjustments	459	(340)
Provision for finance receivable losses	183	180
Other — net	(193)	(243)

Total Adjustments	8,881	2,592

Net cash provided by operating activities	$13,111	$6,373

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS — (Continued)

(in millions)
(unaudited)

	Six Months
	Ended June 30,

	2003	2002

Cash Flows From Investing Activities:
Cost of bonds, at market sold	$54,747	$41,249
Cost of bonds, at market matured or redeemed	7,655	6,503
Cost of equity securities sold	4,057	3,003
Realized capital gains (losses)	(988)	(861)
Purchases of fixed maturities	(82,232)	(65,182)
Purchases of equity securities	(3,610)	(3,343)
Mortgage, policy and collateral loans granted	(1,110)	(1,327)
Repayments of mortgage, policy and collateral loans	872	686
Sales of securities available for sale	1,554	1,972
Maturities of securities available for sale	1,439	2,187
Purchases of securities available for sale	(3,526)	(2,364)
Sales of flight equipment	14	40
Purchases of flight equipment	(3,478)	(3,379)
Net additions to real estate and other fixed assets	(562)	(406)
Sales or distributions of other invested assets	2,712	3,949
Investments in other invested assets	(4,238)	(4,865)
Change in short-term investments	769	110
Investments in partially-owned companies	220	2
Finance receivable originations and purchases	(5,358)	(4,769)
Finance receivable principal payments received	5,084	4,589

Net cash used in investing activities	(25,979)	(22,206)

Cash Flows From Financing Activities:
Change in policyholders’ contract deposits	7,892	13,320
Change in trust deposits and deposits due to banks and other depositors	310	119
Change in commercial paper	228	(390)
Proceeds from notes, bonds, loans and mortgages payable	12,883	11,430
Repayments on notes, bonds, loans and mortgages payable	(7,893)	(7,107)
Proceeds from guaranteed investment agreements	2,672	4,541
Maturities of guaranteed investment agreements	(2,886)	(5,356)
Redemption of subsidiary company preferred stock	(371)	(50)
Proceeds from common stock issued	23	129
Cash dividends to shareholders	(245)	(221)
Acquisition of treasury stock	(76)	(556)
Other — net	1	6

Net cash provided by financing activities	12,538	15,865

Change in cash	(330)	32
Cash at beginning of period	1,165	698

Cash at end of period	$835	$730

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net income	$4,230	$3,781	$2,276	$1,801
Other comprehensive income:
Unrealized appreciation (depreciation) of investments — net of reclassification adjustments	7,589	(71)	5,650	1,334
Deferred income tax (expense) benefit on changes	(2,688)	73	(2,000)	(448)
Foreign currency translation adjustments(a)	456	(347)	418	(71)
Applicable income tax (expense) benefit on changes	(79)	52	(74)	23
Net derivative gains (losses) arising from cash flow hedging activities	122	(42)	(71)	(138)
Deferred income tax (expense) benefit on changes	(28)	26	27	64
Retirement plan liabilities adjustment, net of tax	(66)	(30)	(26)	—

Other comprehensive income	5,306	(339)	3,924	764

Comprehensive income	$9,536	$3,442	$6,200	$2,565

(a)	Includes insignificant derivative gains and losses arising from hedges of net investments in foreign operations.

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

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

      2)     Segment Information:

      The following table summarizes the operations by major operating segment for the six months and quarter ended June 30, 2003 and 2002 (in millions):

	Operating Segments

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Revenues(a):
General Insurance	$16,300	$12,509	$8,402	$6,379
Life Insurance	17,312	15,553	8,758	7,896
Financial Services	3,610	3,241	1,917	1,675
Retirement Savings & Asset Management	1,812	1,736	916	871
Other	(216)	(240)	(102)	(159)

Consolidated	$38,818	$32,799	$19,891	$16,662

Operating income(b):
General Insurance	$2,356	$1,869	$1,212	$936
Life Insurance	2,756	2,544	1,561	1,217
Financial Services	1,153	1,016	623	542
Retirement Savings & Asset Management	584	580	301	280
Other	(495)	(283)	(267)	(208)

Consolidated	$6,354	$5,726	$3,430	$2,767

(a)	Represents the sum of general net premiums earned, GAAP life premiums, net investment income, financial services commissions, transaction and other fees, retirement savings & asset management commissions and other fees, and realized capital gains (losses).

(b)	Represents income before income taxes and minority interest.

     The following is AIG’s Consolidated Statement of Segment Operations for the six months and quarter ended June 30, 2003 and 2002:

CONSOLIDATED STATEMENT OF SEGMENT OPERATIONS
(in millions)
(unaudited)

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

General insurance operations:
Net premiums written	$17,087	$13,117	$8,844	$6,783
Change in unearned premium reserve	(2,046)	(1,751)	(1,090)	(924)

Net premiums earned	15,041	11,366	7,754	5,859
Net investment income	1,515	1,425	731	680
Realized capital gains (losses)	(256)	(282)	(83)	(160)

General insurance revenues	16,300	12,509	8,402	6,379

Losses and loss expenses incurred	11,128	8,483	5,725	4,340
Underwriting expenses	2,816	2,157	1,465	1,103

General insurance benefits and expenses	13,944	10,640	7,190	5,443

General insurance operating income	2,356	1,869	1,212	936

Life insurance operations:
GAAP premiums	11,133	9,943	5,474	5,160
Net investment income	6,695	5,949	3,455	3,046
Realized capital gains (losses)	(516)	(339)	(171)	(310)

Life insurance revenues	17,312	15,553	8,758	7,896

Death and other benefits	5,369	5,184	2,765	2,659
Increase in future policy benefits	6,248	5,118	2,963	2,619
Acquisition and insurance expenses	2,939	2,707	1,469	1,401

Life insurance benefits and expenses	14,556	13,009	7,197	6,679

Life insurance operating income	2,756	2,544	1,561	1,217

Financial services operating income	1,153	1,016	623	542
Retirement savings & asset management operating income	584	580	301	280
Other realized capital gains (losses)	(216)	(240)	(102)	(159)
Other income (deductions) — net	(279)	(43)	(165)	(49)

Income before income taxes and minority interest	$6,354	$5,726	$3,430	$2,767

      The following table summarizes AIG’s general insurance operations by major operating unit for the six months and quarter ended June 30, 2003 and 2002 (in millions):

	General Insurance

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Revenues:
Domestic Brokerage Group	$9,011	$6,724	$4,689	$3,379
Transatlantic	1,589	1,233	831	633
Personal Lines	1,802	1,430	914	742
Mortgage Guaranty	334	328	156	163
Foreign General	3,601	2,797	1,839	1,471
Reclassifications and Eliminations	(37)	(3)	(27)	(9)

Total General Insurance	$16,300	$12,509	$8,402	$6,379

	General Insurance

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Operating income:
Domestic Brokerage Group	$1,388	$1,043	$679	$512
Transatlantic	176	146	96	74
Personal Lines	98	86	29	63
Mortgage Guaranty	219	236	109	124
Foreign General	728	629	381	318
Reclassifications and Eliminations	3	11	1	5
Realized capital gains (losses)	(256)	(282)	(83)	(160)

Total General Insurance	$2,356	$1,869	$1,212	$936

      The following table summarizes AIG’s life insurance operations by major operating unit for the six months and quarter ended June 30, 2003 and 2002 (in millions):

	Life Insurance

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Revenues:
American International Assurance and Nan Shan Life	$6,317	$5,779	$3,275	$3,017
ALICO and AIG Star Life	4,052	3,601	2,108	1,824
Domestic Life	6,710	5,935	3,303	2,920
Other	233	238	72	135

Total Life Insurance	$17,312	$15,553	$8,758	$7,896

Operating income:
American International Assurance and Nan Shan Life	$902	$807	$494	$415
ALICO and AIG Star Life	858	699	460	388
Domestic Life	1,419	1,308	755	676
Other	93	69	23	48
Realized capital gains (losses)	(516)	(339)	(171)	(310)

Total Life Insurance	$2,756	$2,544	$1,561	$1,217

      The following table summarizes AIG’s financial services operations by major operating unit for the six months and quarter ended June 30, 2003 and 2002 (in millions):

	Financial Services

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Revenues:
International Lease Finance Corporation	$1,487	$1,367	$765	$726
AIG Financial Products Corp.	676	538	404	266
Consumer Finance	1,293	1,227	654	614
Other*	154	109	94	69

Total Financial Services	$3,610	$3,241	$1,917	$1,675

Operating income:
International Lease Finance Corporation	$358	$381	$184	$208
AIG Financial Products Corp.	450	356	254	180
Consumer Finance	315	265	167	141
Other*	30	14	18	13

Total Financial Services	$1,153	$1,016	$623	$542

*	Including AIG Trading Group Inc.

     3)     Earnings per share of AIG are based on the weighted average number of common shares outstanding during the period.

      The quarterly dividend rate per common share, commencing with the dividend payable September 19, 2003 is $0.065.

      4)     Cash flow information for the six month periods ended June 30, 2003 and 2002 is as follows:

	2003	2002

	(in millions)
Income taxes paid	$1,181	$940
Interest paid	$1,901	$1,799

      5)     Computation of Earnings Per Share:

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

	(in millions, except per share amounts)
Numerator:
Net income (applicable to common stock)	$4,230	$3,781	$2,276	$1,801

Denominator:
Basic:
Average outstanding shares used in the computation of per share earnings:
Common stock	2,752	2,752	2,752	2,752
Common stock in treasury	(142)	(138)	(142)	(139)

Average outstanding shares — basic	2,610	2,614	2,610	2,613

Diluted:
Average outstanding shares used in the computation of per share earnings:
Common stock	2,752	2,752	2,752	2,752
Common stock in treasury	(142)	(138)	(142)	(139)
Stock options and stock purchase plan (treasury stock method)	18	25	17	27

Average outstanding shares — diluted	2,628	2,639	2,627	2,640

Net income per share:
Basic	$1.62	$1.45	$0.87	$0.69

Diluted	$1.61	$1.43	$0.87	$0.68

      AIG does not have any anti-dilutive shares.

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

      Of the total direct costs of $512 million, $430 million have been paid as of June 30, 2003, including approximately $14 million, $111 million and $305 million paid during the first six months of 2003, and the twelve months of 2002 and 2001, respectively. In addition, during 2002, $32 million of liabilities were utilized to absorb other insignificant merger-related expenses. The balance, $50 million, is recorded as a component of “Other Liabilities” as of June 30, 2003.

      With respect to the elimination of positions, 2,287 terminations were included in AIG’s original post-business combination plans. As of June 30, 2003, terminations totaled 1,932; including 218, 1,105 and 609 made during 2003, 2002 and 2001, respectively. The majority of the remaining 355 terminations are scheduled to occur in 2003, in accordance with AGC’s employee termination program.

      The indirect costs of $851 million represented charges resulting from post-business combination plans, recognizing that certain assets will have no future economic benefit or ability to generate future revenues. Such charges include asset impairment charges related to software, leasehold improvements and certain goodwill. Also included were certain adjustments associated with conforming AGC’s balances to AIG’s existing accounting policies and methodologies. Of the $851 million, $790 million had been applied as at June 30, 2003, including $8 million, $113 million and $669 million in the first six months of 2003, and the twelve months of 2002 and 2001, respectively. The balance, $61 million, is reflected as a component of “Other Liabilities” as of June 30, 2003.

      7)     Starr International Company, Inc. Plan

      Starr International Company, Inc. (SICO) provides a Deferred Compensation Profit Participation Plan (SICO Plan) to certain AIG employees. The SICO Plan came into being in 1975 when the voting shareholders and Board of Directors of SICO, a private holding company whose principal asset consists of AIG common stock, decided that a portion of the capital value of SICO should be used to provide an incentive plan for the current and succeeding managements of all American International companies, including AIG. Participation in the SICO Plan by any person, and the amount of such participation, is at the sole discretion of SICO’s Board of Directors, and none of the costs of the various benefits provided under such plan is paid by or charged to AIG. The SICO Plan provides that shares currently owned by SICO may be set aside by SICO for the benefit of the participant and distributed upon retirement. The SICO Board of Directors may permit an early pay-out under certain circumstances. Prior to pay-out, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant’s voluntary termination of employment with AIG prior to normal retirement age. In addition, SICO’s Board of Directors may elect to pay a participant cash in lieu of shares of AIG common stock. If the expenses of the SICO Plan had been reflected by AIG, the pre-tax amounts accrued would have been $64.2 million for the first six months of 2003 and $25.1 million for the same period of 2002 and $32.1 million and $12.5 million for the second quarter 2003 and 2002, respectively.

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

      c)     AIGFP and AIGTG each become parties to derivative financial instruments in the normal course of their business and to reduce currency, interest rate, commodity and equity exposures. Interest rate, currency, commodity and equity risks related to such instruments are reflected in the consolidated financial statements to the extent these instruments are carried at a market or a fair value, whichever is appropriate. The recorded estimated fair values of such instruments may be different than the values that might be realized if AIGFP and AIGTG were required to sell or close out the transactions prior to maturity.

      AIGFP and AIGTG, in the ordinary course of their operations and as principal, structure derivative transactions to meet the needs of investors who may be seeking to hedge certain aspects of such investors’ operations. AIGFP and AIGTG may also enter into derivative transactions for their own account. Such derivative transactions include interest rate, currency, commodity and equity swaps, swaptions, forward and option commitments. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. AIGFP and AIGTG typically become a principal in the exchange of interest payments between the parties and, therefore, may be exposed to loss, if counterparties default. Currency, commodity and equity swaps are similar to interest rate swaps, but involve the exchange of specific currencies or the cashflows based on the underlying commodity, and equity securities or indices. Also, they may involve the exchange of principal amounts at the beginning and end of the transaction. Swaptions are options where the holder has the right but not the obligation to enter into a swap transaction or cancel an existing swap transaction. At June 30, 2003, the notional principal amount of the sum of the swap pays and receives approximated $1,076.8 billion, primarily related to interest rate swaps of approximately $677.4 billion. The following tables provide the contractual and notional amounts of derivatives transactions, by maturity and type, of AIGFP and AIGTG at June 30, 2003 and December 31, 2002.

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

      The following table presents the contractual and notional amounts by maturity and type of derivative of AIGFP’s and AIGTG’s derivatives portfolio at June 30, 2003 and December 31, 2002:

(in millions)

	Remaining Life of Notional Amount*

	One	Two Through	Six Through	After Ten	Total	Total
	Year	Five Years	Ten Years	Years	2003	2002

AIGFP and AIGTG interest rate, currency and equity swaps and swaptions:
Notional amount:
Interest rate swaps	$171,685	$350,198	$141,587	$13,893	$677,363	$631,464
Currency swaps	52,377	97,981	49,603	6,617	206,578	185,531
Swaptions and equity swaps	106,494	49,265	29,728	7,416	192,903	186,014

Total	$330,556	$497,444	$220,918	$27,926	$1,076,844	$1,003,009

*	Notional amount is not representative of either market risk or credit risk

     Futures and forward contracts are contracts for delivery of foreign currencies, commodities or financial indices in which the seller/purchaser agrees to make/take delivery at a specified future date of a specified instrument, at a specified price or yield. Options are contracts that allow the holder of the option to purchase or sell the underlying commodity, currency or index at a specified price and within, or at, a specified period of time. As a writer of options, AIGFP and AIGTG generally receive an option premium and then manage the risk of any unfavorable change in the value of the underlying commodity, currency or index. Risks arise as a result of movements in current market prices from contracted prices, and the potential inability of the counterparties to meet their obligations under the contracts. At June 30, 2003, the contractual amount of AIGFP’s and AIGTG’s futures, forward and option contracts approximated $295.5 billion.

      The following table presents AIGFP’s and AIGTG’s futures, forward and option contracts portfolio by maturity and type of derivative at June 30, 2003 and December 31, 2002:

(in millions)

	Remaining Life

	One	Two Through	Six Through	After Ten	Total	Total
	Year	Five Years	Ten Years	Years	2003	2002

Futures, forward and option contracts:
Exchange traded futures and options contracts contractual amount	$15,527	$1,135	$103	$—	$16,765	$23,859

Over the counter forward contracts contractual amount	$261,305	$13,551	$3,843	$36	$278,735	$219,099

*	Sold options obligate AIGFP and AIGTG to buy or sell the underlying item if the option purchaser chooses to exercise. The amounts do not represent credit exposure.

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

      AIGFP continually monitors the underlying portfolios to determine whether the credit loss experience for any particular portfolio has caused the likelihood of AIGFP having a payment obligation under the transaction to be greater than super senior risk. AIGFP maintains the ability opportunistically to hedge specific securities in a portfolio thereby further limiting its exposure to loss and has hedged outstanding transactions in this manner on occasion. AIGFP has never had a payment obligation under these credit derivatives transactions. Furthermore, based on portfolio credit losses experienced to date under all outstanding transactions, no transaction has experienced credit losses in an amount that has made the likelihood of AIGFP having to make a payment, in AIGFP’s view, to be greater than remote, even in severe recessionary market scenarios. At June 30, 2003, the notional amount with respect to AIGFP’s credit derivative portfolio was $160.36 billion.

      AIGFP and AIGTG utilize various credit enhancements, including letters of credit, guarantees, collateral, credit triggers, credit derivatives and margin agreements to reduce the credit exposure relating to these off-balance sheet financial instruments. AIGFP and AIGTG require credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties and the transaction’s size and maturity. In addition, AIGFP’s and AIGTG’s derivative transactions are generally documented under ISDA Master Agreements. Management believes that such agreements provide for legally enforceable set-off and close out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, AIGFP and AIGTG are permitted to set-off their receivables from a counterparty against their payables to the same counterparty arising out of all included transactions. As a result, the net replacement value represents the net sum of estimated positive fair values after the application of such strategies, agreements and collateral held. Subsequent to the application of such credit enhancements, the net exposure to credit risk or the net replacement value of all interest rate, currency, commodity and equity swaps, options, swaptions, forward commitments, futures and forward contracts approximated $17.15 billion at June 30, 2003 and $17.38 billion at December 31, 2002. The net replacement value most closely represents the net credit risk to AIGFP and AIGTG or the maximum amount exposed to potential loss.

      AIGFP and AIGTG independently evaluate the creditworthiness of their counterparties, taking into account credit ratings assigned by recognized statistical rating organizations. In addition, AIGFP’s and AIGTG’s credit approval processes involve pre-set counterparty, country and industry credit exposure limits and, for particularly credit intensive transactions, obtaining approval from AIG’s Credit Risk Committee. The average credit rating of AIGFP’s and AIGTG’s counterparties as a whole (as measured by AIGFP and AIGTG) is equivalent to AA. The maximum potential loss will increase or decrease during the life of the derivative commitments as a function of maturity and market conditions.

      AIGFP and AIGTG determine counterparty credit quality by reference to ratings from independent rating agencies or, where such ratings are not available, by internal analysis. At June 30, 2003 and December 31, 2002, the counterparty credit quality with respect to the net replacement value of AIGFP’s and AIGTG’s derivatives portfolios were as follows:

(in millions)

	Net Replacement Value

	2003	2002

Counterparty credit quality:
AAA	$6,781	$7,524
AA	4,301	4,493
A	4,823	3,626
BBB	564	1,313
Below investment grade	79	98
Exchange traded futures and options(a)	597	328

Total(b)	$17,145	$17,382

(a)	Exchange traded futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.
(b)	The net replacement values with respect to exchange traded futures and options, forward contracts and purchased over the counter options are presented as a component of trading assets in the accompanying balance sheet. The net replacement values with respect to interest rate and currency swaps are presented as a component of unrealized gain on interest rate and currency swaps, options and forward transactions in the accompanying balance sheet.

     At June 30, 2003 and December 31, 2002, the counterparty breakdown by industry with respect to the net replacement value of AIGFP’s and AIGTG’s derivatives portfolio was as follows:

(in millions)

	Net Replacement Value

	2003	2002

Non-U.S. banks	$4,864	$4,237
Insured municipalities	703	925
U.S. industrials	1,326	3,142
Governmental	593	557
Non-U.S. financial service companies	670	579
Non-U.S. industrials	1,062	1,596
Special purpose	3,680	3,252
U.S. banks	627	588
U.S. financial service companies	3,015	2,166
Supranationals	8	12
Exchanges*	597	328

Total	$17,145	$17,382

*	Exchange traded futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.

     Securities sold, but not yet purchased and spot commodities sold but not yet purchased represent obligations of AIGFP and AIGTG, respectively, to deliver specified securities and spot commodities at their contracted prices, and thereby create a liability to repurchase the securities and spot commodities in the market at prevailing prices.

      AIGFP and AIGTG monitor and control their risk exposure on a daily basis through financial, credit, legal reporting systems, credit approvals and limits and, accordingly, believes that it has in place effective procedures for evaluating and limiting the credit and market risks to which it is subject. Management is not aware of any potentially significant counterparty defaults. At June 30, 2003, AIGFP and AIGTG did not have a significant concentration of credit risk from either an individual counterparty or group of counterparties.

      AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and AIGTG arising from transactions entered into by AIGFP and AIGTG.

      Revenues for the six months ended June 30, 2003 and 2002 from AIGFP’s operations were $676 million and $538 million, respectively.

      d)     At June 30, 2003, ILFC had committed to purchase 459 aircraft deliverable from 2003 through 2010 at an estimated aggregate purchase price of $26.2 billion and had options to purchase 18 aircraft deliverable from 2003 through 2008 at an estimated aggregate purchase price of $1.3 billion. ILFC will be required to find customers for any aircraft acquired, and it must arrange financing for portions of the purchase price of such equipment.

      e)     AIG and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. AIG does not believe that such litigation will have a material adverse effect on its financial condition, future operating results or liquidity. However, the recent trend of increasing jury awards and settlements makes it somewhat more difficult to assess the ultimate outcome of such litigation.

      In late 2002, a shareholder derivative action was filed in Delaware Chancery Court alleging breaches of fiduciary duty of loyalty and care against AIG’s directors. AIG management believes the allegations of the complaint are without merit. AIG’s Board of Directors has appointed a special committee of independent directors to review the complaint and respond to the lawsuit.

      AIG continues to receive claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (hereinafter collectively referred to as environmental claims) and indemnity claims asserting injuries from asbestos. Estimation of asbestos and environmental claims loss reserves is a difficult process, as these claims, which emanate from policies written in 1984 and prior years, cannot be estimated by conventional reserving techniques. Asbestos and environmental claims development is affected by factors such as inconsistent court resolutions, the broadening of the intent of policies and scope of coverage and increasing number of new claims. AIG and other industry members have and will continue to litigate the broadening judicial interpretation of policy coverage and the liability issues. If the courts continue in the future to expand the intent of the policies and the scope of the coverage, as they have in the past, additional liabilities would emerge for amounts in excess of reserves held. This emergence cannot now be reasonably estimated, but could have a material impact on AIG’s future operating results. The reserves carried for these claims as at June 30, 2003 ($2.09 billion gross; $676 million net) are believed to be adequate as these reserves are based on known facts and current law.

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

      A summary of reserve activity for the six months ended June 30, 2003 and 2002, including estimates for applicable incurred but not reported losses and loss expenses, relating to asbestos and environmental claims separately and combined, is as follows:

(in millions)

	2003		2002

	Gross	Net	Gross	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$1,304	$400	$1,114	$312
Losses and loss expenses incurred*	107	41	118	72
Losses and loss expenses paid*	(172)	(46)	(82)	(40)

Reserve for losses and loss expenses at end of period	$1,239	$395	$1,150	$344

Environmental:
Reserve for losses and loss expenses at beginning of year	$832	$296	$1,115	$407
Losses and loss expenses incurred*	54	10	(49)	(11)
Losses and loss expenses paid*	(40)	(25)	(79)	(39)

Reserve for losses and loss expenses at end of period	$846	$281	$987	$357

Combined:
Reserve for losses and loss expenses at beginning of year	$2,136	$696	$2,229	$719
Losses and loss expenses incurred*	161	51	69	61
Losses and loss expenses paid*	(212)	(71)	(161)	(79)

Reserve for losses and loss expenses at end of period	$2,085	$676	$2,137	$701

*	All amounts pertain to policies underwritten in prior years.

     f)     SAI Deferred Compensation Holdings, Inc., a wholly-owned subsidiary of AIG, has established a deferred compensation plan for registered representatives of certain AIG subsidiaries, pursuant to which participants have the opportunity to invest deferred commissions and fees on a notional basis. The value of the deferred compensation fluctuates with the value of the deferred investment alternatives chosen. AIG has provided a full and unconditional guarantee of the obligations of SAI Deferred Compensation Holdings, Inc. to pay the deferred compensation under the plan.

      9)     Debt Outstanding:

      At June 30, 2003, AIG’s debt outstanding of $76.87 billion, shown below, included borrowings of $67.93 billion which were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable. Borrowings at June 30, 2003 and December 31, 2002 were as follows:

(in millions)

	2003	2002

Borrowings under obligations of GIAs — AIGFP	$14,636	$14,850

Commercial Paper:
ILFC(a)	3,324	4,213
AGF(a)	3,384	2,956
AIG Funding, Inc.	2,383	1,645
AIG Credit Card Company (Taiwan)(a)	234	234
AIG Finance (Taiwan) Limited(a)	15	64

Total	9,340	9,112

Medium Term Notes:
AGF(a)	7,959	7,719
ILFC(a)	5,957	4,970
AIG	824	998

Total	14,740	13,687

Notes and Bonds Payable:
AIGFP	17,463	16,940
ILFC(a)(b)	12,582	9,825
AGF(a)	2,084	2,266
AIG	3,124	1,608
AGC	1,243	1,542

Total	36,496	32,181

Loans and Mortgages Payable:
AIG	514	697
AIGCFG(a)	613	735
ILFC(a)(c)	206	261
AIG Finance (Hong Kong) Limited(a)	195	229
Other subsidiaries(a)	128	133

Total	1,656	2,055

Total Borrowings	76,868	71,885

Borrowings not guaranteed by AIG	36,681	33,605
Matched GIA borrowings — AIGFP	14,636	14,850
Matched notes and bonds payable — AIGFP	16,617	16,526

	67,934	64,981

Remaining borrowings of AIG	$8,934	$6,904

(a) AIG does not guarantee these borrowings.
(b) Includes borrowings under Export Credit Facility of $1.9 billion.
(c) Capital lease obligations.

     At June 30, 2003, the commercial paper issued and outstanding was as follows:

(dollars in millions)

		Unamortized		Weighted	Weighted
	Net	Discount		Average	Average
	Book	and Accrued	Face	Interest	Maturity
	Value	Interest	Amount	Rate	In Days

ILFC	$3,324	$3	$3,327	1.12%	29
AGF	3,384	3	3,387	1.09	32
Funding	2,383	1	2,384	1.07	22
AIGCCC — Taiwan*	234	—	234	2.06	29
AIGF — Taiwan*	15	—	15	1.39	50

Total	$9,340	$7	$9,347	—	—

*	Issued in Taiwan N.T. dollars at prevailing local interest rates.

     The maturity distributions of total borrowings at June 30, 2003 and December 31, 2002 were as follows:

(in millions)

	2003	2002

Short-term borrowings	$21,404	$22,468
Long-term borrowings*	55,464	49,417

Total borrowings	$76,868	$71,885

* Including commercial paper and excluding that portion of long-term debt maturing in less than one year.

     During the first six months of 2003, AIGFP increased the aggregate principal amount outstanding of its notes and bonds payable to $17.46 billion. AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The funds may also be temporarily invested in securities purchased under agreements to resell.

      AIG Funding, Inc. (Funding), through the issuance of commercial paper, helps fulfill the short-term cash requirements of AIG and its subsidiaries. Funding intends to continue to meet AIG’s funding requirements through the issuance of commercial paper guaranteed by AIG. The issuance of Funding’s commercial paper is subject to the approval of AIG’s Board of Directors.

      ILFC and American General Finance, Inc. and its subsidiaries (AGF) as well as AIG Credit Card Company (Taiwan) — (AIGCCC-Taiwan) and AIG Finance (Taiwan) Limited — (AIGF-Taiwan), both consumer finance subsidiaries in Taiwan, have issued commercial paper for the funding of their own operations. At June 30, 2003, AIG did not guarantee the commercial paper of any of its subsidiaries other than Funding. On July 8, 2002, AGC ceased issuing commercial paper under its program. AGC’s funding requirements are now being met through Funding’s commercial paper program.

      AIG and Funding are parties to unsecured syndicated revolving credit facilities (collectively, the Facility) aggregating $2.75 billion. The Facility consists of $1.375 billion in a short-term revolving credit facility and $1.375 billion in a five year revolving credit facility. The Facility can be used for general corporate purposes and also to provide backup for Funding’s commercial paper programs. There are currently no borrowings outstanding under the Facility, nor were any borrowings outstanding as of June 30, 2003.

      AGF is a party to unsecured syndicated revolving credit facilities aggregating $3.0 billion. The facilities consist of $1.5 billion in a short-term revolving credit facility and $1.5 billion in a five year revolving credit facility, which support AGF’s commercial paper borrowings. There are currently no borrowings under these facilities, nor were any borrowings outstanding as of June 30, 2003. AGF had $3.4 billion in aggregate principal amount of debt securities registered and available for issuance at June 30, 2003. AGF uses the proceeds from the issuance of notes and bonds for the funding of its finance receivables.

      As of November 2001, AIG guaranteed the notes and bonds of AGC. During 2002, AGC issued $200 million in notes which matured in March 2003.

      ILFC is a party to unsecured syndicated revolving credit facilities aggregating $3.15 billion to support its commercial paper program. The facilities consist of $2.15 billion in a short-term revolving credit facility and $1.0 billion in a three year revolving credit facility. There are currently no borrowings outstanding under these facilities, nor were any borrowings outstanding as of June 30, 2003.

      At June 30, 2003, ILFC had increased the aggregate amount outstanding of its medium term and long term notes to $18.54 billion, a net increase of $3.74 billion from December 31, 2002 (of which $170 million results from foreign exchange translation), and recorded a net decline in its capital lease obligations of $55 million and a net decrease in its commercial paper of $889 million. At June 30, 2003, ILFC had $11.08 billion of debt securities registered for public sale. During the six months ended June 30, 2003, $4.38 billion of debt securities were issued. During the second quarter of 2003, ILFC expanded its Euro Medium Term Note Program to $5.0 billion, under which $2.81 billion in notes were sold through June 30, 2003. ILFC has substantially eliminated the currency exposure arising from foreign currency denominated notes by either hedging the notes through swaps or through the offset provided by operating lease payments. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

      ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these borrowings depending on the delivery date of the aircraft. At June 30, 2003, ILFC had $1.9 billion outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. Borrowings with respect to this facility are included in Notes and Bonds Payable in the preceding table of borrowings.

      The proceeds of ILFC’s debt financing are primarily used to purchase flight equipment, including progress payments during the construction phase. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt.

      AIGFP has established a Euro Medium Term Note Program under which an aggregate principal amount of up to $4.0 billion of notes may be outstanding. As of June 30, 2003, $3.18 billion of notes had been issued under the program, $2.07 billion of which are outstanding. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

      During the first six months of 2003, AIG did not issue any medium term notes and $174 million of previously issued notes matured. At June 30, 2003, AIG had $140 million in aggregate principal amount of debt securities registered for issuance from time to time. AIG has filed a universal shelf registration statement to sell up to $5.1 billion of debt securities, preferred and common stock and other securities. AIG has no current plans to issue the equity, equity-linked or capital securities included in the registration statement, but intends to continue its customary practice of issuing securities from time to time for general corporate purposes.

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

      On May 15, 2003, AIG sold $1.5 billion principal amount of notes in a Rule 144A/Regulation S offering. $500 million of the notes bear interest at a rate of 2.875 percent per annum and mature in 2008 and $1.0 billion of the notes bear interest at a rate of 4.250 percent per annum and mature in 2013. The notes are senior unsecured obligations of AIG and rank equally with all of AIG’s other senior debt outstanding.

      10)     Accounting Standards:

      In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN45). FIN45 requires that, for guarantees within its scope that are issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be established and recognized through earnings. To date, the impact on earnings for AIG has not been and is not expected to be material.

      AIG guarantees the indebtedness of third parties principally in connection with AIG SunAmerica Inc.’s (AIG SunAmerica) investments in affordable housing properties. The guarantees are issued primarily to facilitate financing for the construction of the underlying properties, and range in duration of up to ten years. Since the inception of this investment program over ten years ago, payments under these guarantees have been insignificant. This is due to the fact that the loans are first backed by the creditworthiness of the third party general partner; and secondly, are secured by the underlying properties. The maximum exposure before consideration of the applicable security under these guarantees as of June 30, 2003 is approximately $3.4 billion.

      In addition, AIG’s real estate investment operations will occasionally extend similar guarantees to real estate partnerships in which they are an investor. The guarantees facilitate financing for the construction, and/or purchase of land. There have been no payments to date under these guarantees. This is due to the fact that the loans are first backed by the creditworthiness of the third party general partner; and secondly, are secured by the underlying properties. The maximum exposure before consideration of the applicable security under these guarantees as of June 30, 2003 is approximately $183 million.

      Through its ILFC subsidiary, AIG has also provided other types of guarantees. From time to time, ILFC participates with airlines, banks and other financial institutions to assist in financing aircraft by providing asset guarantees, put options or loan guarantees. Historically, losses arising from these guarantees have been immaterial, as ILFC has recourse to the value of the underlying aircraft, which offsets ILFC’s exposure, should ILFC be called upon to fulfill its obligations under these guarantees. The maximum exposure before consideration of the applicable security of these guarantees as of June 30, 2003 is approximately $1.0 billion.

      In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN46). FIN46 changes the method of determining whether certain entities should be consolidated in AIG’s consolidated financial statements. An entity is subject to FIN46 and is called a Variable Interest Entity (VIE) if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both. All other entities not considered VIEs are evaluated for consolidation under existing guidance.

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

      Beginning July 1, 2003, AIG is required to consolidate approximately $2.9 billion of assets and liabilities, and record a one-time cumulative accounting charge upon adoption of FIN46 which will not have a material effect on AIG’s results of operations. Of the $2.9 billion, $1.2 billion relates to third party debt most of which arises from sale-leaseback transactions involving AIG’s ILFC subsidiary. The remaining $1.7 billion relates to other liabilities arising from affordable housing transactions involving AIG SunAmerica subsidiaries. In addition, AIG may be required to consolidate certain other VIEs based on future guidance from FASB.

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

      AIG has elected the “Prospective Method” in the application of the recognition provisions as prescribed by FAS 123. Such method provides for the recognition of the fair value with respect to stock-based compensation for shares subscribed for or granted on or after January 1, 2003.

      Prior to adoption of the recognition provisions of FAS 123, as amended, AIG recognized stock compensation in accordance with the provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees”.

      With respect to net income for the six months and quarter ended June 30, 2003 and 2002, the following table provides a pro forma reconciliation as if AIG had adopted the recognition provisions of FAS 123 at its inception:

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002
(in millions, except per share amounts)
Net income, as reported	$4,230	$3,781	$2,276	$1,801
Actual stock-based compensation recognized, net of tax*	6	—	4	—

	4,236	3,781	2,280	1,801
Pro forma stock-based compensation, net of tax	29	28	15	14
Actual stock-based compensation recognized, net of tax	6	—	4	—

Net income, pro forma	$4,201	$3,753	$2,261	$1,787

Earnings per common share:
Basic:
Net income, as reported	$1.62	$1.45	$0.87	$0.69
Stock-based compensation, net of tax	(0.01)	(0.01)	—	—

Net income, pro forma	$1.61	$1.44	$0.87	$0.69

Diluted:
Net income, as reported	$1.61	$1.43	$0.87	$0.68
Stock-based compensation, net of tax	(0.01)	(0.01)	—	—

Net income, pro forma	$1.60	$1.42	$0.87	$0.68

Average shares outstanding:
Basic	2,610	2,614	2,610	2,613
Diluted	2,628	2,639	2,627	2,640

*	Actual stock-based compensation earnings per share impact is substantially less than one cent.

      In May 2003, FASB issued Financial Accounting Standard No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150). FAS 150 requires certain financial instruments previously classified as either entirely equity or between the liabilities section and the equity section of the balance sheet be classified as liabilities.

      FAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: mandatory redeemable financial instruments; obligations to repurchase the issuer’s equity shares by transferring assets; and certain obligations to issue a variable number of shares.

      FAS 150 is effective for the quarter ending September 30, 2003. The impact of FAS 150 on AIG’s results of operations and financial condition will be insignificant.

      In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1). FASB did not object to the issuance of SOP 03-1. This statement is effective as of January 1, 2004, and will require AIG to recognize a liability for guaranteed minimum death benefits and other living benefits related to its variable annuity and variable life contracts and modify certain disclosures for these products. AIG is evaluating the provisions of SOP 03-1 and does not currently have an estimate of the liability. Management believes with regard to its possible impact that the one-time cumulative accounting charge upon adoption may have a material effect on AIG’s results of operations in the first quarter of 2004 but will not be material to AIG’s financial condition or liquidity.

      11)     Information Provided in Connection with Outstanding Debt of AGC

      The following condensed consolidating financial statements are provided in compliance with Regulation S-X of the Securities and Exchange Commission. AGC is a holding company and a wholly-owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AGC.

Condensed Consolidating Balance Sheets

June 30, 2003	American
	International
	Group, Inc.	AGC	Other		Consolidated
	Guarantor	Issuer	Subsidiaries	Eliminations	AIG
(in millions)
Assets:
Invested assets	$2,214	$—	$476,779	$(8,073)	$470,920
Cash	9	—	826	—	835
Carrying value of subsidiaries and partially owned companies, at equity	68,278	20,728	6,731	(94,330)	1,407
Other assets	2,702	2,675	144,152	(2,079)	147,450

Total Assets	$73,203	$23,403	$628,488	$(104,482)	$620,612

Liabilities:
Insurance liabilities	$354	$—	$317,778	$6	$318,138
Debt	3,948	2,823	77,263	(7,166)	76,868
Other liabilities	546	3,656	154,325	(3,058)	155,469

Total Liabilities	4,848	6,479	549,366	(10,218)	550,475

Preferred shareholders’ equity in subsidiary companies	—	—	1,782	—	1,782
Total Capital Funds	68,355	16,924	77,340	(94,264)	68,355

Total Liabilities, Preferred Shareholders’ Equity in Subsidiary Companies and Capital Funds	$73,203	$23,403	$628,488	$(104,482)	$620,612

December 31, 2002	American
	International
	Group, Inc.	AGC	Other		Consolidated
	Guarantor	Issuer	Subsidiaries	Eliminations	AIG
(in millions)
Assets:
Invested assets	$1,208	$—	$428,496	$(6,108)	$423,596
Cash	18	1	1,146	—	1,165
Carrying value of subsidiaries and partially owned companies, at equity	59,003	17,981	12,607	(88,016)	1,575
Other assets	2,450	2,714	130,049	(320)	134,893

Total Assets	$62,679	$20,696	$572,298	$(94,444)	$561,229

Liabilities:
Insurance liabilities	$422	$—	$296,474	$(30)	$296,866
Debt	2,606	3,200	72,356	(6,277)	71,885
Other liabilities	548	3,197	127,716	(239)	131,222

Total liabilities	3,576	6,397	496,546	(6,546)	499,973

Preferred shareholders’ equity in subsidiary companies	—	—	2,153	—	2,153
Total Capital Funds	59,103	14,299	73,599	(87,898)	59,103

Total Liabilities, Preferred Shareholders’ Equity in Subsidiary Companies and Capital Funds	$62,679	$20,696	$572,298	$(94,444)	$561,229

Condensed Consolidating Statements of Income

Six months ended June 30, 2003	American
	International
	Group, Inc.	AGC	Other		Consolidated
	Guarantor	Issuer	Subsidiaries	Eliminations	AIG
(in millions)
Operating income	$249	$—	$6,600	$—	$6,849
Equity in undistributed net income of consolidated subsidiaries	3,670	807	—	(4,477)	—
Dividend income from consolidated subsidiaries	545	108	—	(653)	—
Other	(194)	(40)	(261)	—	(495)
Income taxes (benefits)	40	(3)	1,899	—	1,936
Minority interest	—	—	(188)	—	(188)

Net income (loss)	$4,230	$878	$4,252	$(5,130)	$4,230

Six months ended June 30, 2002	American
	International
	Group, Inc.	AGC	Other		Consolidated
	Guarantor	Issuer	Subsidiaries	Eliminations	AIG
(in millions)
Operating income	$287	$—	$5,722	$—	$6,009
Equity in undistributed net income of consolidated subsidiaries	3,205	365	—	(3,570)	—
Dividend income from consolidated subsidiaries	438	478	—	(916)	—
Other	(141)	(67)	(75)	—	(283)
Income taxes (benefits)	8	—	1,756	—	1,764
Minority interest	—	—	(181)	—	(181)

Net income (loss)	$3,781	$776	$3,710	$(4,486)	$3,781

Three months ended June 30, 2003	American
	International
	Group, Inc.	AGC	Other		Consolidated
	Guarantor	Issuer	Subsidiaries	Eliminations	AIG
(in millions)
Operating income	$133	$—	$3,564	$—	$3,697
Equity in undistributed net income of consolidated subsidiaries	1,870	341	—	(2,211)	—
Dividend income from consolidated subsidiaries	336	103	—	(439)	—
Other	(108)	(40)	(119)	—	(267)
Income taxes (benefits)	(45)	(14)	1,119	—	1,060
Minority interest	—	—	(94)	—	(94)

Net income (loss)	$2,276	$418	$2,232	$(2,650)	$2,276

Three months ended June 30, 2002	American
	International
	Group, Inc.	AGC	Other		Consolidated
	Guarantor	Issuer	Subsidiaries	Eliminations	AIG
(in millions)
Operating income	$133	$—	$2,842	$—	$2,975
Equity in undistributed net income of consolidated subsidiaries	1,592	151	—	(1,743)	—
Dividend income from consolidated subsidiaries	197	229	—	(426)	—
Other	(112)	(34)	(62)	—	(208)
Income taxes (benefits)	9	(15)	878	—	872
Minority interest	—	—	(94)	—	(94)

Net income (loss)	$1,801	$361	$1,808	$(2,169)	$1,801

Condensed Consolidating Statements of Cash Flows

Six months ended June 30, 2003	American
	International
	Group, Inc.	AGC	Other	Consolidated
	Guarantor	Issuer	Subsidiaries	AIG
(in millions)
Net cash provided by operating activities	$325	$609	$12,177	$13,111
Cash flows from investing:
Invested assets disposed	(1,342)	—	79,477	78,135
Invested assets acquired	4	—	(103,556)	(103,552)
Other	(31)	(195)	(336)	(562)

Net cash provided by (used in) investing activities	(1,369)	(195)	(24,415)	(25,979)

Cash flows from financing activities:
Change in debts	1,324	(377)	4,057	5,004
Other	(289)	(38)	7,861	7,534

Net cash provided by (used in) financing activities	1,035	(415)	11,918	12,538

Change in cash	(9)	(1)	(320)	(330)
Cash at beginning of period	18	1	1,146	1,165

Cash at end of period	$9	$—	$826	$835

Six months ended June 30, 2002	American
	International
	Group, Inc.	AGC	Other	Consolidated
	Guarantor	Issuer	Subsidiaries	AIG
(in millions)
Net cash provided by operating activities	$155	$485	$5,733	$6,373
Cash flows from investing:
Invested assets disposed	(215)	—	63,644	63,429
Invested assets acquired	(66)	—	(85,163)	(85,229)
Other	(19)	(220)	(167)	(406)

Net cash used in investing activities	(300)	(220)	(21,686)	(22,206)

Cash flows from financing activities:
Change in debts	792	(222)	2,548	3,118
Other	(646)	(43)	13,436	12,747

Net cash provided by (used in) financing activities	146	(265)	15,984	15,865

Change in cash	1	—	31	32
Cash at beginning of period	1	1	696	698

Cash at end of period	$2	$1	$727	$730

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

Consolidated Results

      AIG’s revenues in the first six months of 2003 increased 18.4 percent to $38.8 billion when compared to $32.8 billion in the same period of 2002. Growth in revenues was primarily attributable to the growth in net premiums earned from the global insurance operations. This growth was negatively impacted by realized capital losses incurred of $988 million in 2003 compared to $861 million in 2002.

      AIG’s income before income taxes and minority interest increased 11.0 percent in the first six months of 2003 when compared to the same period of 2002. General insurance operating income was the primary reason for this growth.

      AIG’s effective income tax rates were 30.47 percent for net income and 33.41 percent for realized capital gains (losses) in 2003 compared to 30.80 percent and 34.98 percent, respectively, in 2002.

      AIG’s net income in the first six months of 2003 increased 11.9 percent to $4.23 billion when compared to $3.78 billion in the same period of 2002.

      The following table summarizes the operations of each principal segment for the first six months of 2003 and 2002:

(in millions)

	2003	2002

Revenues:
General insurance(a)	$16,300	$12,509
Life insurance(b)	17,312	15,553
Financial services(c)	3,610	3,241
Retirement savings & asset management(d)	1,812	1,736
Other	(216)	(240)

Total	$38,818	$32,799

Operating income:
General insurance	$2,356	$1,869
Life insurance	2,756	2,544
Financial services	1,153	1,016
Retirement savings & asset management	584	580
Other	(495)	(283)

Total	$6,354	$5,726

(a) Represents the sum of net premiums earned, net investment income and realized capital gains (losses).

(b) Represents the sum of GAAP life premiums, net investment income and realized capital gains (losses).

(c) Represents financial services commissions, transactions and other fees.

(d) Represents retirement savings & asset management commissions and other fees.

     General Insurance: General insurance operating income increased 26.0 percent in the first six months of 2003 compared to the same period in 2002. This increase was primarily attributable to strong growth in operating income with respect to Domestic Brokerage Group’s and Foreign General’s operations. Realized capital losses with respect to general insurance operations amounted to $256 million and $282 million for the first six months of 2003 and 2002, respectively.

      Life Insurance: Life insurance operating income increased 8.3 percent in the first six months of 2003 compared to the same period in 2002. This increase resulted from growth in each of AIG’s principal life insurance businesses, partially offset by realized capital losses of $516 million and $339 million for the first six months of 2003 and 2002, respectively.

      Financial Services: Financial services operating income increased 13.5 percent in the first six months of 2003 compared to the same period in 2002, reflecting profits derived from a diversified range of businesses and products.

      Retirement Savings & Asset Management: Retirement savings & asset management operating income increased 0.8 percent in the first six months of 2003 when compared to the same period in 2002. Equity markets have improved in recent months, although they remain below June 30, 2002 levels.

      Realized Capital Losses: During the first six months of 2003, AIG’s realized capital losses aggregated $988 million. These realized capital losses reflect continued weakness in the equity markets and impairment loss provisions for both equity and fixed income holdings. Upon the ultimate disposition of these holdings, a portion of these losses may be recovered depending on future market conditions.

      Capital Resources: At June 30, 2003, AIG had total capital funds of $68.36 billion and total borrowings of $76.87 billion. At that date, $67.93 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

      During the period from January 1, 2003 through June 30, 2003, AIG repurchased in the open market 1,625,000 shares of its common stock.

      Liquidity: At June 30, 2003, consolidated invested assets were $479.8 billion including $14.03 billion in cash and short-term investments. Consolidated net cash provided from operating activities in the first six months of 2003 amounted to $13.11 billion.

Outlook

      Premium rates in the General Insurance business are continuing to strengthen both domestically and in key international markets, along with policy restrictions and exclusions. AIG expects that rate increases will continue through 2003. Such increases will positively impact on cash flow available for investment. Thus, General Insurance’s net investment income is expected to rise in future quarters even in the current low interest rate environment.

      In the Life Insurance segment, AIG expects continued growth overall, focused in its major product lines such as Life Insurance, Personal Accident, Pension & Investment Products, and Group Life/Health. AIG continues to expand its operations in China, becoming the first foreign insurance organization to have wholly owned life insurance operations in Beijing, Suzhou, Dongguan and Jiangmen as well as previously established operations in Shanghai, Foshan, Guangzhou and Shenzhen. AIG also expects India, Korea and Vietnam to offer additional opportunities for growth.

      Asia, the largest region of Foreign Life, had good operating income and premium growth in the first six months of 2003. The outbreak of SARS in Asia, which has since abated, had a short term impact on first year life insurance policy sales earlier in 2003. The SARS epidemic has, however, heightened the awareness of the importance of protection policies, and AIG has introduced a series of new products to serve this need.

      AIG expects that ILFC will continue its growth and operating profitability even as the airline industry remains under stress. ILFC derives over 80 percent of its lease revenues from foreign carriers, thus limiting its exposure to the domestic commercial aviation market which is more depressed than the rest of the industry. AIG is also optimistic about opportunities for growth in its consumer finance business both domestically and through continued expansion of overseas credit card operations and alternative distribution systems such as the use of the Internet. During 2003, AIG also expects to expand its recently formed international retirement savings operations.

Critical Accounting Estimates

      AIG considers its most critical accounting estimates those with respect to reserves for losses and loss expenses, future policy benefits for life and accident and health contracts, deferred policy acquisition costs, and fair value determinations with respect to certain assets and liabilities of certain of the subsidiaries of AIG’s financial services operations. These accounting estimates require the use of assumptions about matters some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, AIG’s results of operations would be directly impacted.

      Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, AIG’s critical accounting estimates are discussed in significant detail. The major categories for which assumptions are developed and used to establish each critical accounting estimate are highlighted below.

Reserves for Losses and Loss Expenses (General Insurance):

•	Loss trend factors: used to establish expected loss ratios for subsequent accident years based on the projected loss ratio for prior accident years.

•	Expected loss ratios for the latest accident year: i.e. accident year 2002 for the year end 2002 loss reserve analysis. For low frequency, high severity classes such as Excess Casualty and Directors and Officers Liability, expected loss ratios generally are utilized for at least the three most recent accident years.

•	Loss development factors: used to project the reported losses for each accident year to an ultimate amount.

Future Policy Benefits for Life and Accident and Health Contracts (Life Insurance):

•	Interest rates, which vary by territory, year of issuance and products.

•	Mortality, morbidity and surrender rates based upon actual experience by geographical region modified to allow for variation in policy form.

•	Restrictions exist with respect to the amount of current and prior operating income and current unrealized appreciation of investments which can inure to the benefit of AIG. Such restrictions have been imposed by local insurance regulations in certain countries in which AIG transacts business.

Deferred Policy Acquisition Costs (General Insurance, Life Insurance and Retirement Savings and Asset Management):

•	Estimated future profitability of current business.

•	Estimated gross profits to be realized over the estimated duration of the contracts (non-traditional life).

•	Estimated gross profits, as described above, include investment income and gains and losses on investments less required interest, actual mortality and other expenses.

Fair Value Determinations of Certain Assets and Liabilities (Financial Services):

•	Valuation models utilizing factors, such as market liquidity and current interest, foreign exchange and volatility rates.

•	AIG attempts to secure reliable and independent current market price data, such as published exchange rates from external subscription services such as Bloomberg or Reuters or third party broker quotes for use in this model. When such prices are not available, AIG uses an internal methodology, which includes interpolation or extrapolation from verifiable prices from trades occurring on dates nearest to the dates of the transactions.

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

      AIG’s Foreign General insurance group accepts risks primarily underwritten through American International Underwriters (AIU), a marketing unit consisting of wholly-owned agencies and insurance entities. The Foreign General insurance group also includes business written by AIG’s foreign-based insurance subsidiaries for their own accounts. The Foreign General insurance group uses various marketing methods to write both business and personal lines insurance with certain refinements for local laws, customs and needs. AIU operates in over 70 countries in Asia, the Pacific Rim, Europe, Africa, Middle East and Latin America. (See also Note 2 of Notes to Financial Statements.)

      General insurance operations for the six month periods ending June 30, 2003 and 2002 were as follows:

(in millions)

	2003	2002

Net premiums written:
DBG	$9,603	$7,131
Transatlantic	1,571	1,156
Personal Lines	1,785	1,533
Mortgage Guaranty	241	248
Foreign General	3,887	3,049

Total	$17,087	$13,117

Net premiums earned:
DBG	$8,237	$6,127
Transatlantic	1,455	1,108
Personal Lines	1,720	1,377
Mortgage Guaranty	240	247
Foreign General	3,389	2,507

Total	$15,041	$11,366

(in millions)

	2003	2002

Underwriting profit:
DBG	$488	$219
Transatlantic	43	20
Personal Lines	33	25
Mortgage Guaranty	138	157
Foreign General	395	305

Total	$1,097	$726

Net investment income:
DBG	$900	$824
Transatlantic	133	126
Personal Lines	65	61
Mortgage Guaranty	81	79
Intercompany adjustments and eliminations — net	3	11
Foreign General	333	324

Total	$1,515	$1,425

Realized capital gains (losses)	(256)	(282)

Operating income	$2,356	$1,869

General Insurance Results

      During the first six months of 2003, net premiums written and net premiums earned increased 30.3 percent and 32.3 percent, respectively, from those of 2002.

      Commencing in the latter part of 1999 and continuing through and into the current quarter, the commercial property-casualty market place has experienced rate increases. Virtually all areas of DBG have experienced rate increases, as well as maintaining an excellent retention rate for desired renewal business. The vast majority of the increase in the first six months of 2003 resulted from rate increases with respect to renewed business. Overall, DBG’s net premiums written increased $2.47 billion or 34.7 percent in the first six months of 2003 over 2002. Adjusting this growth for cancelled or non-renewed business, such growth would have approximated 40 percent.

      Personal Lines’ net premiums written increased 16.4 percent or $251 million in the first six months of 2003 from 2002, reflecting auto insurance rate increases in many states.

      Foreign General insurance net premiums written increased 27.5 percent and net premiums earned increased 35.2 percent in the first six months of 2003 when compared to the same period of 2002.

      Net premiums written growth was most significant in Continental Europe and the United Kingdom. The product lines that had significant growth were excess casualty and financial lines.

      In comparing the average foreign currency exchange rates used to translate the results of AIG’s foreign general operations during the first six months of 2003 to those average foreign currency exchange rates used to translate AIG’s Foreign General results during the same period of 2002, the U.S. dollar weakened slightly in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, when foreign net premiums written were translated into U.S. dollars for the purposes of the preparation of the consolidated financial statements, total general insurance net premiums written were approximately 2.0 percentage points more than they would have been if translated utilizing those average foreign currency exchange rates which prevailed during that same period of 2002.

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

      The statutory general insurance ratios for the six months ending June 30, 2003 and 2002 were as follows:

	2003	2002

Domestic General:
Loss Ratio	77.63	78.19
Expense Ratio	16.51	17.93

Combined Ratio	94.14	96.12

	2003	2002

Foreign General:
Loss Ratio	61.48	62.08
Expense Ratio	26.15	27.98

Combined Ratio	87.63	90.06

Consolidated:
Loss Ratio	73.99	74.63
Expense Ratio	18.70	20.27

Combined Ratio	92.69	94.90

      The domestic and foreign combined ratios improved over last year’s primarily due to the growth in net premiums exceeding the growth in expenses, as well as heightened expense control.

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

      A basic premise of GAAP accounting is the recognition of expenses at the same time revenues are earned, the principle of matching. Therefore, to convert underwriting results to a GAAP basis, acquisition expenses are deferred (deferred policy acquisition costs (DAC)) and amortized over the period the related premiums written are earned. Accordingly, statutory underwriting profit is adjusted as a result of acquisition expenses being deferred as required by GAAP. DAC is reviewed for recoverability and such review requires management judgment.

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

      The underwriting environment varies from country to country, as does the degree of litigation activity. Regulation, product type and competition have a direct impact on pricing and consequently profitability as reflected by underwriting profit and statutory general insurance ratios.

      The effects of catastrophes incurred in the first six months of 2003 and 2002 were insignificant. With respect to catastrophe losses, AIG believes that it has taken appropriate steps to reduce the magnitude of possible future losses. The occurrence of one or more catastrophic events of unanticipated frequency or severity, such as a terrorist attack, earthquake, or hurricane, that causes insured losses, however, could have a material adverse effect on AIG’s results of operations, liquidity or financial condition. Current techniques and models may not accurately predict in the future the probability of catastrophic events and the extent of the resulting losses. Moreover, one or more catastrophe losses could impact negatively AIG’s reinsurers and result in an inability of AIG to collect reinsurance recoverables. The impact of losses caused by catastrophes can fluctuate widely from period to period, making comparisons of recurring type business more difficult.

      General insurance net investment income in the first six months of 2003 increased 6.3 percent when compared to the same period of 2002. The invested cash flow resulting from the growth in net premiums written in this and prior periods had a positive impact on net investment income. (See also the discussion under “Liquidity” herein.)

      General insurance realized capital losses were $256 million and $282 million in the first six months of 2003 and 2002, respectively. These realized capital losses resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and reflect continued weakness in the equity markets and impairment loss provisions for both equity and fixed income holdings. (See the discussion on “Valuation of Invested Assets” herein.)

      General insurance operating income for the first six months of 2003 increased 26.0 percent to

$2.36 billion. The contribution of general insurance operating income to AIG’s consolidated income before income taxes and minority interest was 37.1 percent during the first six months of 2003 compared to 32.6 percent in the same period of 2002.

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

      AIG’s general reinsurance assets amounted to $30.35 billion at June 30, 2003 and resulted from AIG’s reinsurance arrangements. Thus, a credit exposure existed at June 30, 2003 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2002, approximately 40 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, the majority of these balances were collateralized. The remaining 60 percent of the general reinsurance assets were from authorized reinsurers and over 90 percent of such balances are from reinsurers rated A-(excellent) or better, as rated by A.M. Best. Through June 30, 2003, these distribution percentages have not changed significantly. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness.

      AIG’s allowance for estimated unrecoverable reinsurance has not changed significantly from December 31, 2002 when AIG had allowances for unrecoverable reinsurance approximating $120 million. At June 30, 2003, AIG had no significant reinsurance recoverables from any individual reinsurer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

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

      At June 30, 2003, the general reinsurance assets of $30.35 billion include reinsurance recoverables for paid losses and loss expenses of $3.84 billion and $22.54 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments thereto are reflected in income currently. It is AIG’s belief that the ceded reserves at June 30, 2003 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

Reserve for Losses and Loss Expenses

      The table below classifies as of June 30, 2003 the components of the general insurance reserve for losses and loss expenses (loss reserves) with respect to major lines of business on a statutory basis*:

(in millions)

Other Liability Occurrence	$15,183
Other Liability Claims Made	9,785
Workers Compensation	6,655
Auto Liability	4,662
International	3,107
Property	3,034
Reinsurance	2,020
Medical Malpractice	1,688
Aircraft	1,523
Products Liability	1,281
Accident & Health	1,104
Fidelity/Surety	991
Other	4,595

Total	$55,628

*	Presented pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

     These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR and loss expenses. Certain of these loss reserves are discounted. These discounted reserves relate primarily to certain workers’ compensation claims.

      At June 30, 2003, general insurance net loss reserves increased $2.74 billion from prior year end to $33.09 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management’s belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at June 30, 2003. There can be no assurance that AIG’s ultimate loss reserves will not adversely develop and materially exceed AIG’s loss reserves as of June 30, 2003. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on future results of operations.

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

      AIG’s carried net long tail loss reserves are judgmentally set using the most appropriate loss trend factors for each class of business. A variety of actuarial methods and assumptions are normally employed to estimate net losses carried for long tail casualty lines. These methods ordinarily involve the use of loss trend factors intended to reflect the estimated annual growth in loss costs from one accident year to the next. For the majority of long tail casualty lines, net loss trend factors approximated six percent. Loss trend factors reflect many items including changes in claims handling, exposure and policy forms; current and future estimates of monetary inflation and social inflation and increases in litigation and awards. These factors are periodically reviewed and subsequently adjusted, as appropriate, to reflect emerging trends which are based upon past loss experience. Thus, many factors are implicitly considered in estimating the year to year growth in loss costs recognized.

      AIG annually reviews the adequacy of established loss reserves. This review does not calculate a range of loss reserve estimates as developing a range of loss reserve estimates would not be meaningful. This is because AIG’s general insurance business is primarily in long tail casualty lines driven almost entirely by severity rather than frequency of claims. Rather an estimate is calculated which AIG’s actuaries believe provides a reasonable estimate of the required reserve. This amount is evaluated against actual carried reserves. If there is a significant disparity, an adjustment is made to the carried reserves.

      A number of actuarial assumptions are made in the review of reserves for each individual segment. For segments in longer tail lines of business, actua-

rial assumptions generally are made with respect to the following:

1.	Loss trend factors which are used to establish expected loss ratios for subsequent accident years based on the projected loss ratio for prior accident years.

2.	Expected loss ratios for the latest accident year (i.e. accident year 2002 for the year end 2002 loss reserve analysis) and in some cases, for accident years prior to the latest accident year. The expected loss ratio generally reflects the projected loss ratio from prior accident years, adjusted for the loss trend (See 1 above) and the impact of rate changes and other quantifiable factors. For low frequency, high severity classes such as Excess Casualty and Directors and Officers Liability, expected loss ratios generally are utilized for at least the three most recent accident years.

3.	Loss development factors which are used to project the reported losses for each accident year to an ultimate basis.

      To the extent the actual loss development factors, loss trend factors, or other factors used to establish expected loss ratios differ from those assumed in AIG’s loss reserve studies, AIG’s loss reserve position would be directly impacted. While it may be possible to assume loss reserve “ranges” for high frequency, shorter tail classes of business, it is AIG’s judgment that the concept of a meaningful loss reserve range does not apply to low frequency, high severity, long tail classes such as Excess Casualty and Directors and Officers Liability (D & O). The past decade has shown that actual loss trends for these classes of business from year to year, and the resulting adequacy of expected loss ratios and of the resulting carried loss reserves, cannot reasonably be expected to fall within any particular range. For example, loss costs nearly doubled during just a three accident year period for AIG’s Excess Casualty and D & O segments, while loss costs for these same two classes actually declined for several years in the early 1990s. The causes of this increase in loss costs include irrational jury awards and liability inflation that could not have been anticipated in pricing (tort system out of control), an explosion in medical costs and related liabilities, and the dot.com bubble and corporate governance related issues that have affected D & O.

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

      In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims with the same degree of reliability as is the case for other types of claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by the changes in Superfund and waste dump site coverage issues. Although the estimated liabilities for these claims are subject to a significantly greater margin of error than for other claims, the reserves carried for these claims at June 30, 2003 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG’s net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. In the future, if the environmental claims develop deficiently, such deficiency would have an adverse impact on future results of operations. (See the previous discussion on reinsurance collectibility herein.)

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

      A summary of reserve activity for the six months ended June 30, 2003 and 2002, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined, is as follows:

(in millions)

	2003		2002

	Gross	Net	Gross	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$1,304	$400	$1,114	$312
Losses and loss expenses incurred*	107	41	118	72
Losses and loss expenses paid*	(172)	(46)	(82)	(40)

Reserve for losses and loss expenses at end of period	$1,239	$395	$1,150	$344

Environmental:
Reserve for losses and loss expenses at beginning of year	$832	$296	$1,115	$407
Losses and loss expenses incurred*	54	10	(49)	(11)
Losses and loss expenses paid*	(40)	(25)	(79)	(39)

Reserve for losses and loss expenses at end of period	$846	$281	$987	$357

(in millions)

	2003		2002

	Gross	Net	Gross	Net

Combined:
Reserve for losses and loss expenses at beginning of year	$2,136	$696	$2,229	$719
Losses and loss expenses incurred*	161	51	69	61
Losses and loss expenses paid*	(212)	(71)	(161)	(79)

Reserve for losses and loss expenses at end of period	$2,085	$676	$2,137	$701

*	All amounts pertain to policies underwritten in prior years.

     The gross and net IBNR included in the aforementioned reserve for losses and loss expenses at June 30, 2003 and December 31, 2002 were estimated as follows:

(in millions)

	2003		2002

	Gross	Net	Gross	Net

Combined	$1,033	$289	$1,022	$283

      A summary of asbestos and environmental claims count activity for the six month periods ended June 30, 2003 and 2002 was as follows:

	2003			2002

	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	7,085	8,995	16,080	6,670	9,364	16,034
Claims during year:
Opened	305	939	1,244	535	989	1,524
Settled	(60)	(116)	(176)	(72)	(284)	(356)
Dismissed or otherwise resolved	(119)	(1,146)	(1,265)	(274)	(648)	(922)

Claims at end of period	7,211	8,672	15,883	6,859	9,421	16,280

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

      AIG’s survival ratios for involuntary asbestos and environmental claims, separately and combined, were based upon a three year average payment. These ratios at June 30, 2003 and 2002 were as follows:

	2003		2002

	Gross	Net	Gross	Net

Involuntary survival ratios:
Asbestos	4.2	4.1	3.7	3.4
Environmental	16.1	10.9	17.3	13.5
Combined	7.3	6.6	7.1	6.7

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

      Life insurance operations presented on a major product basis for the six month periods ending June 30, 2003 and 2002 were as follows:

(in millions)

	2003	2002

GAAP premiums:
Domestic:
Life Insurance	$845	$818
Individual Fixed Annuities	25	23
Guaranteed Investment Contracts	3	16
Home Service	418	431
Group Life/Health	512	478
Pension and Investment Products	745	493

Total Domestic:	2,548	2,259

Foreign:
Life Insurance	6,459	5,879
Personal Accident	1,439	1,168
Group Products	633	589
Guaranteed Investment Contracts	54	48

Total Foreign:	8,585	7,684

Total GAAP premiums	$11,133	$9,943

Net investment income:
Domestic:
Life Insurance	$681	$704
Individual Fixed Annuities	1,798	1,565
Guaranteed Investment Contracts	1,020	984
Home Service	339	336
Group Life/Health	57	53
Pension and Investment Products	453	383

Total Domestic	4,348	4,025

Foreign:
Life Insurance	1,910	1,577
Personal Accident	77	67
Group Products	169	122
Guaranteed Investment Contracts	197	164
Intercompany Adjustments	(6)	(6)

Total Foreign	2,347	1,924

Total net investment income	$6,695	$5,949

Realized capital gains (losses)	(516)	(339)

Total operating income	$2,756	$2,544

Life insurance in-force*:
Domestic	$597,958	$577,686
Foreign	777,328	746,765

Total	$1,375,286	$1,324,451

* Amounts presented were as at June 30, 2003 and December 31, 2002.

Life Insurance Results

      Life insurance operating income increased 8.3 percent to $2.76 billion during the first six months of 2003 when compared to the same period last year.

      The contribution of life insurance operating income to AIG’s consolidated income before income taxes and minority interest amounted to 43.4 percent during the first six months of 2003 compared to 44.4 percent in the same period of 2002. Contributing to the group’s performance were improved profit margins resulting from expense reductions, redeployment of invested assets achieving increased yields, monitoring of crediting rates to maintain margins and increased production of protection policies in Asia.

      AIG’s GAAP life premiums during the first six months of 2003 increased by $1.2 billion, representing a 12.0 percent increase from the same period in 2002. Domestically, the growth is predominantly attributable to the Pension & Investment Products (which include structured settlements), Life Insurance and Group Life/Health. With respect to the Foreign Life segment, the majority of the growth was attributable to the Life Insurance and Personal Accident lines of business. This growth was most significant in Southeast Asia where AIG maintains significant market share established by its strong agency force and in Japan where AIG is benefiting from a flight to quality. Foreign life operations produced 77.1 percent and 77.3 percent of AIG’s consolidated GAAP life premiums in 2003 and 2002, respectively.

      The traditional life products, particularly individual life products as well as personal accident, were major contributors to the growth in foreign premiums. These traditional life products, coupled with the increased distribution of financial and investment products contributed to the growth in foreign investment income. A mixture of traditional, accident and health and financial products are being sold in Japan through ALICO and AIG Star Life.

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

      As previously discussed, the U.S. dollar weakened slightly in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, for the first six months of 2003, when foreign life premiums were translated into U.S. dollars for purposes of the preparation of the consolidated financial statements, total life premiums were approximately 2.6 percentage points more than they would have been if translated utilizing average exchange rates prevailing in 2002.

      Life insurance net investment income increased 12.5 percent during the first six months of 2003. The growth in net investment income was attributable to both foreign and domestic invested new cash flow for investment as well as returns on nontraditional investments. This cash flow was generated from life insurance operations and included the compounding of previously earned and reinvested net investment income. (See also the discussion under “Liquidity” herein.)

      Life insurance realized capital losses for the first six months were $516 million in 2003 and $339 million in 2002. These realized capital losses resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and reflect continued weakness in the equity markets and impairment loss provisions for both equity and fixed income holdings. (See the discussion on “Valuation of Invested Assets” herein.)

Underwriting and Investment Risk

      The risks associated with the traditional life and accident and health products are underwriting risk and investment risk. The risk associated with the financial and investment contract products is primarily investment risk.

      Underwriting risk represents the exposure to loss resulting from the actual policy experience adversely emerging in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses. AIG’s foreign life companies limit their maximum underwriting exposure on traditional life insurance of a single life to approximately $1.5 million of coverage and AIG’s domestic life companies limit their maximum underwriting exposure on traditional life insurance of a single life to $2.5 million of coverage by using yearly renewable term reinsurance.

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

      Financial services operations for the six month periods ending June 30, 2003, and 2002 were as follows:

(in millions)

	2003	2002

Revenues:
ILFC(a)	$1,487	$1,367
AIGFP(b)	676	538
Consumer Finance(c)	1,293	1,227
Other	154	109

Total	$3,610	$3,241

Operating income:
ILFC	$358	$381
AIGFP	450	356
Consumer Finance	315	265
Other, including intercompany adjustments	30	14

Total	$1,153	$1,016

(a) Revenues were primarily from aircraft lease rentals.
(b) Revenues were primarily fees from proprietary positions entered into in connection with counterparty transactions.
(c) Revenues were primarily finance charges.

Financial Services Results

      Financial services operating income increased 13.5 percent in the first six months of 2003 over the same period of 2002. Financial services operating income represented 18.2 percent of AIG’s consolidated income before income taxes and minority interest in the first six months of 2003. This compares to 17.7 percent in the same period of 2002.

      ILFC generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in the first six months of 2003 increased 8.8 percent from the same period of 2002. The revenue growth resulted primarily from the increase in flight equipment under operating lease and the increase in the relative cost of the leased fleet. ILFC has historically derived over 80 percent of its lease revenues with respect to flight equipment from airlines based outside the United States and is not significantly exposed to current domestic airline difficulties. Passenger miles in Asia, a major market for ILFC, have increased substantially as the risk of SARS has abated.

      ILFC typically contracts to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, ILFC has generally been able to re-lease such aircraft within two to six months of its return. While some of the lease rates for aircraft that have been redeployed are lower, this is partially offset by low interest rates, which reduce ILFC’s financing costs. As a lessor, ILFC considers an aircraft “idle” or “off lease” when the aircraft is not subject to a signed lease agreement or signed letter of intent. ILFC had two aircraft off lease at June 30, 2003 which had been off lease for less than three months. As of July 23, 2003, one of the two unleased aircraft was placed. All new and used aircraft deliveries in 2003 have been placed, and 78 percent of 2004 new aircraft deliveries have been leased.

      ILFC management is very active in the airline industry. Management formally reviews regularly, and no less frequently than quarterly, issues affecting ILFC’s fleet, including events and circum-

stances that may cause impairment of aircraft values. Management evaluates aircraft in the fleet as necessary, based on these events and circumstances in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). ILFC has not recognized any impairment related to its fleet, as the existing service potential of the aircraft in ILFC’s portfolio has not been diminished. Further, ILFC has been able to re-lease the aircraft without diminution in lease rates to an extent that would require an impairment write-down. (See also the discussions under “Liquidity” herein.)

      During the first six months of 2003, ILFC’s operating income decreased 6.0 percent from the same period of 2002 principally due to the impact of certain bankruptcy and other settlements received in 2002.

      ILFC finances its purchases of aircraft primarily through the issuance of a variety of debt instruments. The composite borrowing rates at the end of the first six months of 2003 and 2002 were 4.50 percent and 5.03 percent, respectively. (See also the discussions under “Capital Resources” and “Liquidity” herein and Note 2 of Notes to Financial Statements.)

      ILFC is exposed to operating loss and liquidity strain through non-performance of aircraft lessees, through owning aircraft which it would be unable to sell or re-lease at acceptable rates at lease expiration and through committing to purchase aircraft which it would be unable to lease. ILFC manages its lessee non-performance exposure through credit reviews and security deposit requirements. As a result of these measures and its own contingency planning, ILFC did not suffer any material losses from airline shutdowns in the aftermath of the September 11 terrorist attacks, but there can be no assurance that ILFC will successfully manage the risks relating to the impact of possible future deterioration in the airline industry. Approximately 88 percent of ILFC’s fleet is leased to non-U.S. carriers, and this fleet, the most efficient in the airline industry, continues to be in high demand from carriers. (See also the discussions under “Capital Resources” and “Liquidity” herein.)

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

      As a dealer, AIGFP marks its transactions daily to fair value. Thus, a gain or loss on each transaction is recognized daily. AIGFP hedges the market risks arising from its transactions. Therefore, revenues and operating income are not significantly exposed to or affected by market fluctuations and volatility. Revenues of AIGFP and the percentage change in revenues for any given period are significantly affected by the number and size of transactions entered into by AIGFP during that period relative to those entered into during the prior period. Operating income and the percentage change in operating income for any period are determined by the number, size and profitability of the transactions attributable to that period relative to those attributable to the prior period. The realization of operating income as measured by the receipt of funds over the course of time is not a significant reporting event as the profit or loss on each of AIGFP’s transactions has already been reflected in operating income at fair value at the inception.

      AIGFP’s revenues in the first six months of 2003 increased 25.6 percent from the same period of 2002. During the first six months of 2003, operating income increased 26.3 percent from the same period of 2002. Such revenues and operating income resulted from AIGFP’s interest rate and credit segments. As AIGFP is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance. The breakdown by percentage contribution of revenues and operating income for AIGFP in the first six months of 2003 and 2002 is set forth below. The percentages for operating income are the same as those for revenues because expenses are allocated across all products in proportion to the revenues generated by that product. Material changes in the distribution of revenues and operating income are not meaningful because of the transactional nature of AIGFP’s business.

	2003	2002

Spread Income on Investments and Borrowings	42%	54%
Interest Rate Products	29	22
Equity Linked Products	2	6
Credit Linked Products	26	17
Other revenue	1	1

      Financial market conditions in the first six months of 2003 compared with the comparable period in 2002 were characterized by lower interest rates across fixed income markets globally, a worldwide slump in credit prices combined with a widening of credit spreads, and lower equity valuations.

      Derivative transactions are entered into in the ordinary course of AIGFP’s business. Therefore, income on interest rate, equity and credit derivatives along with their related hedges are recorded on a mark to market value or at estimated fair value where market prices are not readily available with the resulting unrealized gains or losses reflected in the income statement in the current year. In the first six months of 2003, less than five percent of revenues resulted from transactions valued at estimated fair value. The mark to fair value of derivative transactions is reflected in the balance sheet in the captions “Unrealized gain on interest rate and currency swaps, options and forward transactions” and “Unrealized loss on interest rate and currency swaps, options and forward transactions”. The unrealized gain represents the aggregate of each net receivable by counterparty, and the unrealized loss represents the aggregate of each net payable by counterparty. These amounts will change from one period to the next due to changes in interest rates, currency rates, equity prices and other market variables, as well as cash movements, execution of new transactions and the maturing of existing transactions. Spread income on investments and borrowings are recorded on an accrual basis over the life of the transaction. Investments are classified as available for sale securities and are marked to market with the resulting unrealized gains or losses reflected in the equity section.

      The most significant component of AIGFP’s operating expenses is compensation, which approximated 31 percent and 34 percent of revenues in the first six months of 2003 and 2002, respectively. This decrease in percentage resulted from a change in the mix of the transactions attributable to each period.

      Domestically, AIG’s consumer finance operations derive a substantial portion of their revenues from finance charges assessed on outstanding mortgages and finance receivables from the sub-prime market, while overseas operations are engaged in developing a multi-product consumer finance business with an emphasis on emerging markets. Revenues increased 5.4 percent in the first six months of 2003 from the same period in 2002; operating income increased 18.7 percent compared to the 2002 period. The increase in revenues was the result of growth in average finance receivables and credit quality continues to be strong. Further reductions of the cost to borrow led to an improvement in the operating income over the previous period.

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

      For variable annuities, AIG’s policy has been to adjust amortization assumptions for DAC when estimates of current or future gross profits to be realized from these contracts are revised. With respect to variable annuities sold domestically (representing the vast majority of AIG’s variable annuity business), the assumption for the long-term annual net growth rate of the equity markets used in the determination of DAC amortization is approximately 10 percent. A methodology referred to as

“reversion to the mean” is used to maintain this long-term net growth rate assumption, while giving consideration to short-term variations in equity markets.

      A number of guaranteed minimum death benefits (GMDB) and other similar benefits are offered on variable annuities. GMDB-related contract benefits incurred, net of reinsurance were $42 million and $20 million for the six months ended June 30, 2003 and 2002, respectively. In accordance with GAAP, AIG expenses these benefits in the period paid.

      Retirement savings & asset management operations for the six month periods ending June 30, 2003 and 2002 were as follows:

(in millions)

	2003	2002

Revenues:
AIG VALIC	$1,112	$1,067
AIG SunAmerica	250	306
Other*	450	363

Total	$1,812	$1,736

Operating income:
AIG VALIC	$445	$411
AIG SunAmerica	5	50
Other*	134	119

Total	$584	$580

*	Includes Global Investment, John McStay Investment Counsel, L.P. and certain overseas variable annuity operations.

Retirement Savings & Asset Management Results

      Retirement savings & asset management operating income in the first six months of 2003 increased 0.8 percent when compared to the same period of 2002. Equity markets have improved in recent months, although they remain below June 30, 2002 levels.

      Retirement savings & asset management operating income represented 9.2 percent of AIG’s consolidated income before income taxes and minority interest in the first six months of 2003. This compares to 10.1 percent in the same period of 2002.

      At June 30, 2003, AIG’s third party assets under management, including both retail mutual funds and institutional accounts, approximated $43 billion.

Other Operations

      Other realized capital losses amounted to $216 million and $240 million in the first six months of 2003 and 2002, respectively.

      Other income (deductions)-net includes income generated by the investment of capital held by AIG SunAmerica outside of its life insurance subsidiaries, AIG’s equity in certain minor majority-owned subsidiaries and certain partially-owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In the first six months of 2003, other income (deductions) — net amounted to $(279) million. In the same period of 2002, other income (deductions) — net amounted to $(43) million. This decline was primarily the result of increases in pension, interest and administrative expenses.

      Income before income taxes and minority interest amounted to $6.35 billion in the first six months of 2003 compared to $5.73 billion in the same period of 2002.

      In the first six months of 2003, AIG recorded a provision for income taxes of $1.94 billion compared to the provision of $1.76 billion in the same period of 2002. These provisions represent effective tax rates of 30.5 percent in the first six months of 2003 and 30.8 percent in the same period of 2002.

      Minority interest represents minority shareholders’ equity in income of certain majority-owned consolidated subsidiaries. Minority interest amounted to $188 million and $181 million in the first six months of 2003 and 2002, respectively.

      Net income amounted to $4.23 billion in the first six months of 2003 and $3.78 billion in the same period of 2002. The increases in net income over the periods resulted from those factors described above.

Capital Resources

      At June 30, 2003, AIG had total capital funds of $68.36 billion and total borrowings of $76.87 billion. At that date, $67.93 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

Borrowings

      Total borrowings and borrowings not guaranteed or matched at June 30, 2003 and December 31, 2002 were as follows:

(in millions)

	2003	2002

GIAs — AIGFP	$14,636	$14,850

Commercial Paper:
ILFC(a)	3,324	4,213
AGF(a)	3,384	2,956
AIG Funding, Inc. (Funding)	2,383	1,645
AIG Credit Card Company (Taiwan)(a)	234	234
AIG Finance (Taiwan) Limited(a)	15	64

Total	9,340	9,112

Medium Term Notes:
AGF(a)	7,959	7,719
ILFC(a)	5,957	4,970
AIG	824	998

Total	14,740	13,687

Notes and Bonds Payable:
AIGFP	17,463	16,940
ILFC(a)(b)	12,582	9,825
AGF(a)	2,084	2,266
AIG	3,124	1,608
AGC	1,243	1,542

Total	36,496	32,181

Loans and Mortgages Payable:
AIG	514	697
AIGCFG(a)	613	735
ILFC(a)(c)	206	261
AIG Finance (Hong Kong) Limited(a)	195	229
Other subsidiaries(a)	128	133

Total	1,656	2,055

Total Borrowings	76,868	71,885

Borrowings not guaranteed by AIG	36,681	33,605
Matched GIA borrowings — AIGFP	14,636	14,850
Matched notes and bonds payable — AIGFP	16,617	16,526

	67,934	64,981

Remaining borrowings of AIG	$8,934	$6,904

(a) AIG does not guarantee these borrowings.
(b) Includes borrowings under Export Credit Facility of $1.9 billion.
(c) Capital lease obligations.

     At June 30, 2003, the commercial paper issued and outstanding was as follows:

(dollars in millions)

		Unamortized		Weighted	Weighted
	Net	Discount		Average	Average
	Book	and Accrued	Face	Interest	Maturity
	Value	Interest	Amount	Rate	In Days

ILFC	$3,324	$3	$3,327	1.12%	29
AGF	3,384	3	3,387	1.09	32
Funding	2,383	1	2,384	1.07	22
AIGCCC — Taiwan*	234	—	234	2.06	29
AIGF — Taiwan*	15	—	15	1.39	50

Total	$9,340	$7	$9,347	—	—

*	Issued in Taiwan N.T. dollars at prevailing local interest rates.

     The maturity distributions of total borrowings at June 30, 2003 and December 31, 2002 were as follows:

(in millions)

	2003	2002

Short-term borrowings	$21,404	$22,468
Long-term borrowings*	55,464	49,417

Total borrowings	$76,868	$71,885

*	Including commercial paper and excluding that portion of long-term debt maturing in less than one year.

     During the first six months of 2003, AIGFP increased the aggregate principal amount outstanding of its notes and bonds payable to $17.46 billion. AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The funds may also be temporarily invested in securities purchased under agreements to resell. (See also the discussions under “Operational Review”, “Liquidity” and “Derivatives” herein.)

      AIG Funding, Inc. (Funding), through the issuance of commercial paper, helps fulfill the short-term cash requirements of AIG and its subsidiaries. Funding intends to continue to meet AIG’s funding requirements through the issuance of commercial paper guaranteed by AIG. The issuance of Funding’s commercial paper is subject to the approval of AIG’s Board of Directors.

      ILFC and AGF as well as AIG Credit Card Company (Taiwan) — (AIGCCC-Taiwan) and AIG Finance (Taiwan) Limited — (AIGF-Taiwan), both consumer finance subsidiaries in Taiwan, have issued commercial paper for the funding of their own operations. At June 30, 2003, AIG did not guarantee the commercial paper of any of its subsidiaries other than Funding. On July 8, 2002, AGC ceased issuing commercial paper under its program. AGC’s funding requirements are now being met through Funding’s commercial paper program. (See also the discussion under “Derivatives” herein.)

      AIG and Funding are parties to unsecured syndicated revolving credit facilities (collectively, the Facility) aggregating $2.75 billion. The Facility consists of $1.375 billion in a short-term revolving credit facility and $1.375 billion in a five year revolving credit facility. The Facility can be used for general corporate purposes and also to provide backup for Funding’s commercial paper programs. There are currently no borrowings outstanding under the Facility, nor were any borrowings outstanding as of June 30, 2003.

      AGF is a party to unsecured syndicated revolving credit facilities aggregating $3.0 billion. The facilities consist of $1.5 billion in a short-term revolving credit facility and $1.5 billion in a five year revolving credit facility, which support AGF’s commercial paper borrowings. There are currently no borrowings under these facilities, nor were any borrowings outstanding as of June 30, 2003. AGF had $3.4 billion in aggregate principal amount of debt securities registered and available for issuance at June 30, 2003. AGF uses the proceeds from the issuance of notes and bonds for the funding of its finance receivables.

      As of November 2001, AIG guaranteed the notes and bonds of AGC. During 2002, AGC issued $200 million in notes which matured in March 2003.

      ILFC is a party to unsecured syndicated revolving credit facilities aggregating $3.15 billion to support its commercial paper program. The facilities consist of $2.15 billion in a short-term revolving credit facility and $1.0 billion in a three year revolving credit facility. There are currently no borrowings outstanding under these facilities, nor were any borrowings outstanding as of June 30, 2003.

      At June 30, 2003, ILFC had increased the aggregate amount outstanding of its medium term and long term notes to $18.54 billion, a net increase of $3.74 billion from December 31, 2002 (of which $170 million results from foreign exchange translation), and recorded a net decline in its capital lease obligations of $55 million and a net decrease in its commercial paper of $889 million. At June 30, 2003, ILFC had $11.08 billion of debt securities registered for public sale. During the six months ended June 30, 2003, $4.38 billion of debt securities were issued. During the second quarter of 2003, ILFC expanded its Euro Medium Term Note Program to $5.0 billion, under which $2.81 billion in notes were sold through June 30, 2003. ILFC has substantially eliminated the currency exposure arising from foreign currency denominated notes by either hedging the notes through swaps or through the offset provided by operating lease payments. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

      ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these borrowings depending on the delivery date of the aircraft. At June 30, 2003, ILFC had $1.9 billion outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. Borrowings with respect to this facility are included in Notes and Bonds Payable in the preceding table of borrowings.

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

      AIGFP has established a Euro Medium Term Note Program under which an aggregate principal amount of up to $4.0 billion of notes may be outstanding. As of June 30, 2003, $3.18 billion of notes had been issued under the program, $2.07 billion of which are outstanding. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

      During the first six months of 2003, AIG did not issue any medium term notes and $174 million of previously issued notes matured. At June 30, 2003, AIG had $140 million in aggregate principal amount of debt securities registered for issuance from time to time. AIG has filed a universal shelf registration statement to sell up to $5.1 billion of debt securities, preferred and common stock and other securities. AIG has no current plans to issue the equity, equity-linked or capital securities in-

cluded in the registration statement, but intends to continue its customary practice of issuing securities from time to time for general corporate purposes.

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

      On May 15, 2003, AIG sold $1.5 billion principal amount of notes in a Rule 144A/ Regulation S offering. $500 million of the notes bear interest at a rate of 2.875 percent per annum and mature in 2008 and $1.0 billion of the notes bear interest at a rate of 4.250 percent per annum and mature in 2013. The notes are senior unsecured obligations of AIG and rank equally with all of AIG’s other senior debt outstanding.

Capital Funds

      AIG’s capital funds increased $9.25 billion during the first six months of 2003. Unrealized appreciation of investments, net of taxes increased $4.90 billion. During the first six months of 2003, the cumulative translation adjustment loss, net of taxes, decreased $377 million. The change from period to period with respect to the unrealized appreciation of investments, net of taxes was primarily impacted by the decrease in domestic interest rates. During the first six months of 2003, there was a gain of $94 million, net of taxes, relating to derivative contracts designated as cash flow hedging instruments. (See also the discussion under Notes to Financial Statements and the Consolidated Statement of Comprehensive Income.) During the first six months of 2003, retained earnings increased $3.99 billion, resulting from net income less dividends.

Stock Repurchase

      Although AIG did not repurchase any shares of its common stock during the quarter ended June 30, 2003, AIG intends to continue to buy its common stock for general corporate purposes, including to satisfy its obligations under various employee benefit plans.

Dividends from Insurance Subsidiaries

      Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At June 30, 2003, there were no significant statutory or regulatory issues which would impair AIG’s financial condition, results of operations or liquidity. To AIG’s knowledge, no AIG company is on any regulatory or similar “watch list”. (See also the discussion under “Liquidity” herein.)

Regulation and Supervision

      AIG’s insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and jurisdictions in which they do business. The National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company’s statutory surplus to the risk inherent in its overall operations. At June 30, 2003, the adjusted capital of each of AIG’s domestic general companies and of each of AIG’s domestic life companies exceeded each of their RBC standards. Federal, state or local legislation may affect AIG’s ability to operate and expand its various financial services businesses and changes in the current laws, regulations or interpretations thereof may have a material adverse effect on these businesses.

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

Contractual Obligations and Other Commercial Commitments

      The maturity schedule of AIG’s most significant contractual obligations at June 30, 2003 is presented in the following table:

(in millions)

	Payments due by Period

			2004	2006	Remaining
			through	through	years after
June 30, 2003	Total	2003	2005	2007	2007

Borrowings*	$67,528	$21,404	$14,737	$10,328	$21,059
Aircraft Purchase Commitments	26,170	1,148	9,354	9,385	6,283
Other Long-Term Obligations:
ILFC	830	367	463	—	—

Total	$94,528	$22,919	$24,554	$19,713	$27,342

*	Excludes commercial paper and includes ILFC’s capital lease obligations.

     The maturity schedule of AIG’s most significant Other Commercial Commitments at June 30, 2003 is presented in the following table:

(in millions)

	Amount of Commitment Expiration

	Total	Less
	Amounts	than 1	1-3	4-5	After 5
June 30, 2003	Committed	year	years	years	years

Letters of Credit:
AIGFP	$798	$12	$5	$4	$777
Guarantees:
AIG SunAmerica(a)	4,942	618	1,560	—	2,764
Other Commercial Commitments:
AIGFP(b)	4,220	5	12	340	3,863
ILFC(c)	2,069	232	656	815	366
AIG SunAmerica	1,091	107	663	321	—

Total	$13,120	$974	$2,896	$1,480	$7,770

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

      In the GIC Programs, AIG’s life insurance subsidiaries (principally SunAmerica Life Insurance Company) provide guaranteed investment contracts (GICs) to SPVs which are not controlled by AIG. The SPVs issue notes or bonds which are sold to third party institutional investors. Neither AIG nor the insurance company issuing the GICs has any obligation to the investors in the notes or bonds. The proceeds from the securities issued by the SPV are invested by the SPV in the GICs. The insurance company subsidiaries use their proceeds to invest in a diversified portfolio of securities, primarily investment grade bonds (see also the discussion under “Liquidity” and “Insurance Invested Assets” herein). Both the assets and the liabilities of the insurance companies arising from these GIC Programs are presented in AIG’s consolidated balance sheet. Thus, at June 30, 2003, approximately $31 billion of policyholders’ contract deposits represented liabilities from issuances of

GICs included in these GIC Programs, offset by the proceeds from the issuances, which are included as insurance invested assets.

      AIGFP uses SPVs as an integral part of its ongoing operations with respect to specific structured transactions with independent third parties. In most instances, AIGFP controls and manages the assets and liabilities with respect to these SPVs, subject to certain transaction specific limitations. These SPVs are fully consolidated by AIG (see the discussions of AIGFP under “Operations Review: Financial Services Operations”). AIGFP also sponsors an SPV that issues commercial paper and secured liquidity notes to third-party institutional investors. This SPV uses the proceeds of these offerings to obtain beneficial interests in certain financial assets (total assets of approximately $816 million), which serve as collateral for the securities issued by the SPV. AIGFP provides credit and liquidity support to this SPV, which is not consolidated by AIG.

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

      At June 30, 2003, AIG’s consolidated invested assets included $14.03 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first six months of 2003 amounted to $13.11 billion.

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

      The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG’s insurance operations generated approximately $20.5 billion in pre-tax cash flow during the first six months of 2003. Cash flow includes periodic premium collections, including policyholders’ contract deposits, cash flows from investment operations and paid loss recoveries less reinsurance premiums, losses, benefits and acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG’s insurance investment operations generated approximately $8.2 billion in investment income cash flow during the first six months of 2003. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains net of realized capital losses.

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

      In addition to the combined insurance pre-tax operating cash flow, AIG’s insurance operations held $12.70 billion in cash and short-term investments at June 30, 2003. Operating cash flow and the cash and short-term balances held provided AIG’s insurance operations with a significant amount of liquidity.

      This liquidity is available, among other things, to purchase predominantly high quality and diversified fixed income securities and, to a lesser extent, marketable equity securities, and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $66 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $86 billion of fixed income securities and marketable equity securities during the first six months of 2003.

Invested Assets

      The following table is a summary of AIG’s invested assets by significant segment, including investment income due and accrued of $4.54 billion and $4.30 billion and real estate of $3.52 billion and $3.30 billion, respectively, at June 30, 2003 and December 31, 2002:

(dollars in millions)

	June 30, 2003		December 31, 2002

	Invested	Percent	Invested	Percent
	Assets	of Total	Assets	of Total

General insurance	$64,341	13.4%	$55,478	12.8%
Life insurance	288,413	60.1	259,138	59.9
Financial services	123,496	25.7	114,878	26.6
Other	3,565	0.8	2,868	0.7

Total	$479,815	100.0%	$432,362	100.0%

Insurance Invested Assets

      The following tables summarize the composition of AIG’s insurance invested assets by insurance segment, including investment income due and accrued and real estate, at June 30, 2003 and December 31, 2002:

(dollars in millions)

					Percent Distribution
	General	Life		Percent
June 30, 2003	Insurance	Insurance	Total	of Total	Domestic	Foreign

Fixed maturities:
Available for sale, at market value	$38,145	$228,794	$266,939	75.7%	68.1%	31.9%
Held to maturity, at amortized cost	4,181	—	4,181	1.2	100.0	—
Equity securities, at market value(a)	3,898	3,430	7,328	2.1	52.9	47.1
Mortgage loans on real estate, policy and collateral loans	36	19,102	19,138	5.4	69.6	30.4
Short-term investments, including time deposits, and cash	1,953	10,744	12,697	3.6	70.9	29.1
Real estate	552	2,559	3,111	0.9	24.5	75.5
Investment income due and accrued	761	3,688	4,449	1.2	64.5	35.5
Securities lending collateral	8,849	16,456	25,305	7.2	74.2	25.8
Other invested assets	5,966	3,640	9,606	2.7	85.2	14.8

Total	$64,341	$288,413	$352,754	100.0%	68.8%	31.2%

(a) Includes $1.81 billion of non-redeemable preferred stocks, at market value.

(dollars in millions)

					Percent Distribution
	General	Life		Percent
December 31, 2002	Insurance	Insurance	Total	of Total	Domestic	Foreign

Fixed maturities at market value(a)	$35,990	$206,003	$241,993	76.9%	69.1%	30.9%
Equity securities, at market value(b)	3,928	2,931	6,859	2.2	53.4	46.6
Mortgage loans on real estate, policy and collateral loans	35	18,901	18,936	6.0	68.8	31.2
Short-term investments, including time deposits, and cash	1,833	5,048	6,881	2.2	42.5	57.5
Real estate	488	2,367	2,855	0.9	24.8	75.2
Investment income due and accrued	729	3,489	4,218	1.4	64.2	35.8
Securities lending collateral	7,249	16,445	23,694	7.5	75.8	24.2
Other invested assets	5,226	3,954	9,180	2.9	82.1	17.9

Total	$55,478	$259,138	$314,616	100.0%	68.6%	31.4%

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

Credit Quality

      At June 30, 2003, approximately 69 percent of the fixed maturities investments were domestic securities. Approximately 32 percent of such domestic securities were rated AAA by one or more of the principal rating agencies. Approximately 10 percent were below investment grade or not rated.

      A significant portion of the foreign insurance fixed income portfolio is rated by Moody’s, Standard & Poor’s (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At June 30, 2003, approximately 17 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG’s internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 13 percent were below investment grade or not rated at that date. A large portion of the foreign insurance fixed income portfolio are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

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

      As a result of these policies, AIG recorded in the first six months of 2003 impairment losses net of taxes of approximately $659 million.

      No impairment charge with respect to any one single credit was significant to AIG’s consolidated financial condition or results of operations and no individual impairment loss exceeded 0.9 percent of consolidated net income for the first six months of 2003.

      Excluding the impairments noted above, the changes in market value for AIG’s available for sale portfolio, which constitutes the vast majority of AIG’s investments, were recorded in equity as unrealized gains or losses.

      At June 30, 2003, the unrealized losses after taxes of the fixed maturity securities were approximately $1.4 billion. At June 30, 2003, the unreal-

ized losses after taxes of the equity securities portfolio were approximately $197 million.

      At June 30, 2003, aggregate unrealized gains after taxes were $14.6 billion and aggregate unrealized losses after taxes were $1.6 billion. No single issuer accounted for more than five percent of the unrealized losses.

      At June 30, 2003, the fair value of AIG’s fixed maturities and equity securities aggregated to $280.2 billion. Of this aggregate fair value, 1.0 percent represented securities trading at or below 75 percent of amortized cost or cost.

      The impact on net income of unrealized losses after taxes will be further mitigated upon realization, because certain realized losses will be charged to participating policyholders accounts, or realization will result in current decreases in the amortization of certain deferred acquisition costs.

      At June 30, 2003, the unrealized losses after taxes for fixed maturity securities and equity securities included the following industry concentrations:

(in millions)

Unrealized Losses
Concentration	After Taxes

Investment Grade:
Airline related	$98
Energy	$24
Telecommunications	$3
Not Rated and Below Investment Grade:
Airline related	$121
Cable and Media	$29
Energy	$125
Telecommunications	$14

      The amortized cost of fixed maturities available for sale in an unrealized loss position at June 30, 2003, by contractual maturity, is shown below.

(in millions)

Amortized
Cost

Due in one year or less	$1,117
Due after one year through five years	4,539
Due after five years through ten years	7,589
Due after ten years	10,349

Total	$23,594

      In the six months ended June 30, 2003, the pre-tax realized losses incurred with respect to the sale of fixed maturities and equity securities were $1.9 billion. The aggregate fair value of securities sold was $11.7 billion, which was approximately 86 percent of amortized cost. The average period of time that securities sold at a loss during the six months ended June 30, 2003 were trading continuously at a price below book value was approximately seven months.

      At June 30, 2003, aggregate pre-tax unrealized gains were $22.4 billion, while the pre-tax unrealized losses with respect to investment grade bonds, below investment grade bonds and equity securities were $1.4 billion, $785 million and $303 million, respectively. Aging of the pre-tax unrealized losses with respect to these securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the market value is less than amortized cost or cost), including the number of respective items, was as follows:

(dollars in millions)

	Less than or equal to			Greater than 20% to 50%			Greater than 50%
	20% of Cost(a)			of Cost(a)			of Cost(a)			Total

		Unrealized			Unrealized			Unrealized			Unrealized
Months	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss(b)	Items

Investment Grade Bonds
0-6	$13,393	$580	1,041	$315	$100	45	$5	$4	5	$13,713	$684	1,091
7-12	1,919	98	213	90	32	15	4	3	3	2,013	133	231
>12	1,928	118	238	1,093	338	69	198	120	10	3,219	576	317

Total	$17,240	$796	1,492	$1,498	$470	129	$207	$127	18	$18,945	$1,393	1,639

Below Investment Grade Bonds
0-6	$844	$39	208	$210	$66	44	$—	$—	5	$1,054	$105	257
7-12	611	38	106	289	92	33	89	58	10	989	188	149
>12	1,683	135	199	738	219	91	185	138	19	2,606	492	309

Total	$3,138	$212	513	$1,237	$377	168	$274	$196	34	$4,649	$785	715

Total Bonds
0-6	$14,237	$619	1,249	$525	$166	89	$5	$4	10	$14,767	$789	1,348
7-12	2,530	136	319	379	124	48	93	61	13	3,002	321	380
>12	3,611	253	437	1,831	557	160	383	258	29	5,825	1,068	626

Total	$20,378	$1,008	2,005	$2,735	$847	297	$481	$323	52	$23,594	$2,178	2,354

Equities
0-6	$1,156	$52	445	$37	$12	34	$24	$18	30	$1,217	$82	509
7-12	282	19	138	175	108	72	12	37	23	469	164	233
>12	395	39	181	240	16	93	50	2	37	685	57	311

Total	$1,833	$110	764	$452	$136	199	$86	$57	90	$2,371	$303	1,053

(a)	For bonds, represents amortized cost.

(b)	As more fully described above, upon realization, certain realized losses will be charged to participating policyholder accounts, or realization will result in a current decrease in the amortization of certain deferred acquisition costs.

     As stated previously, the valuation for AIG’s investment portfolio comes from market exchanges or dealer quotations, with the exception of non-traded securities. AIG considers non-traded securities to mean certain fixed income investments, certain structured securities, direct private equities, limited partnerships and hedge funds. The aggregate carrying value of these securities at June 30, 2003 was approximately $33.9 billion.

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

Mortgage Investments

      Mortgage loans on real estate, policy and collateral loans comprised 5.4 percent of AIG’s insurance invested assets at June 30, 2003. AIG’s insurance operations’ holdings of real estate mortgages amounted to $11.71 billion of which 88.0 percent was domestic. At June 30, 2003, only a nominal amount was in default. It is AIG’s practice to maintain a maximum loan to value ratio of 75 percent at loan origination. At June 30, 2003, AIG’s insurance holdings of collateral loans amounted to $1.33 billion, all of which were foreign. It is AIG’s strategy to enter into mortgage and collateral loans as an adjunct primarily to life insurance fixed maturity investments. AIG’s policy loans increased from $6.05 billion at December 31, 2002 to $6.10 billion at June 30, 2003.

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

      AIG calculated the VaR with respect to the net fair value of each of AIG’s insurance segments as of June 30, 2003 and December 31, 2002. AIG uses the historical simulation methodology which entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was re-priced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95 percent confidence (i.e., only 5 percent of historical scenarios show losses greater than the VaR figure). A one month holding period was assumed in computing the VaR figure.

      The following table presents the VaR on a combined basis and of each component of market risk for each of AIG’s insurance segments as of June 30, 2003 and December 31, 2002. VaR with respect to combined operations cannot be derived by aggregating the individual risk or segment amounts presented herein.

(in millions)

	General Insurance		Life Insurance

Market Risk	2003	2002	2003	2002

Combined	$750	$809	$1,299	$1,798
Interest rate	703	413	1,835	1,507
Currency	64	66	192	166
Equity	743	798	627	975

      The following table presents the average, high and low VaRs on a combined basis and of each component of market risk for each of AIG’s insurance segments as of June 30, 2003 and December 31, 2002.

(in millions)

	2003			2002

	Average	High	Low	Average	High	Low

General Insurance
Market Risk
Combined	$739	$809	$658	$778	$863	$643
Interest rate	509	703	411	410	425	399
Currency	65	66	64	49	66	34
Equity	724	798	631	740	822	599
Life Insurance
Market Risk
Combined	$1,605	$1,798	$1,299	$1,876	$1,979	$1,798
Interest rate	1,573	1,835	1,376	1,695	1,874	1,507
Currency	178	192	166	130	166	108
Equity	745	975	627	770	975	627

Financial Services Invested Assets

      The following table is a summary of the composition of AIG’s financial services invested assets at June 30, 2003 and December 31, 2002. (See also the discussions under “Operational Review: Financial Services Operations”, “Capital Resources” and “Derivatives” herein.)

(dollars in millions)

	2003		2002

	Invested	Percent	Invested	Percent
	Assets	of Total	Assets	of Total

Flight equipment primarily under operating leases, net of accumulated depreciation	$29,628	24.0%	$26,867	23.4%
Finance receivables, net of allowance	15,950	12.9	15,857	13.8
Unrealized gain on interest rate and currency swaps, options and forward transactions	15,274	12.4	15,376	13.4
Securities available for sale, at market value	17,256	14.0	16,687	14.5
Trading securities, at market value	6,991	5.6	4,146	3.6
Securities purchased under agreements to resell, at contract value	27,270	22.1	25,560	22.2
Trading assets	4,799	3.9	4,786	4.2
Spot commodities, at market value	613	0.5	489	0.4
Other, including short-term investments	5,715	4.6	5,110	4.5

Total	$123,496	100.0%	$114,878	100.0%

      As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC’s debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During the first six months of 2003, ILFC acquired flight equipment costing $3.48 billion. (See also the discussion under “Operational Review: Financial Services Operations” and “Capital Resources” herein.)

      ILFC is exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates. As of June 30, 2003 and December 31, 2002, AIG statistically measured the loss of fair value through the application of a VaR model. In this analysis, the net fair value of ILFC was determined using the financial instrument assets which included the tax adjusted future flight equipment lease revenue and the financial instrument liabilities which included the future servicing of the current debt. The estimated impact of the current derivative positions was also taken into account.

      AIG calculated the VaR with respect to the net fair value of ILFC using the historical simulation methodology, as previously described. As of June 30, 2003 and December 31, 2002, the average VaR with respect to the aforementioned net fair value of ILFC was approximately $14 million and $20 million, respectively.

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

      Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At June 30, 2003, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $230.5 million of these securities. Securities deemed below investment grade at June 30, 2003 amounted to approximately $100 million in fair value representing 0.6 of one percent of the total AIGFP securities available for sale. $30 million of this amount is hedged with a credit derivative. There have been no significant downgrades through August 1, 2003. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

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

      The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at June 30, 2003 were as follows:

(in millions)

	Gross	Gross
	Unrealized	Unrealized
	Gains	Losses

Securities available for sale, at market value	$747	$775
Unrealized gain/loss on interest rate and currency swaps, options and forward transactions(a)	15,274	11,062
Trading assets	8,163	6,789
Spot commodities, at market value	—	16
Trading liabilities	—	1,622
Securities and spot commodities sold but not yet purchased, at market value	—	137

(a) These amounts are also presented as the respective balance sheet amounts.

     AIGFP’s interest rate and currency risks on securities available for sale, at market, are managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At June 30, 2003, the unrealized gains and losses remaining after the benefit of the offsets were $141 million and $169 million, respectively.

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

      AIGFP and AIGTG are exposed to market risk due to changes in the level and volatility of interest rates, foreign currency exchange rates, equity prices and commodity prices. AIGFP and AIGTG hedge their exposure to these risks primarily through swaps, options, forwards and futures. To hedge interest rate risks, AIGFP and AIGTG may also purchase US and foreign government obligations.

      AIGFP and AIGTG do not seek to manage the market risk of each transaction through an individual offsetting transaction. Rather, AIGFP and AIGTG take a portfolio approach to the management of their market risk exposures. AIGFP and AIGTG value their entire portfolios of market-sensitive transactions at market value or at estimated fair value when market values are not readily available. Unrealized gains and losses, with respect to these portfolios are reflected in income currently. These valuations represent an assessment of the present values of expected future cash flows of AIGFP’s and AIGTG’s transactions and may include reserves for such risks as are deemed appropriate by AIGFP, AIGTG and AIG’s management.

      Estimated fair values are based upon the use of valuation models. These models utilize, among other things, market liquidity and current interest, foreign exchange, equity, commodity and volatility rates. These valuation models are integrated into the evaluation of the portfolio, as described above, in order to provide timely information for the market risk management of the portfolio. Based upon this evaluation, AIGFP determines what, if any, offsetting transactions are necessary to reduce the market risk exposure of the portfolio.

      AIGFP and AIGTG manage market risk with a variety of transactions, including swaps, trading securities, futures and forward contracts and other transactions as appropriate. The recorded values of these transactions may be different than the values that might be realized if AIGFP were required to sell or close out the transactions prior to maturity. AIG believes that such differences are not significant to the results of operations, financial condition or liquidity. Such differences would be immediately recognized when the transactions are sold or closed out prior to maturity.

      AIGFP and AIGTG attempt to secure reliable and independent current market prices, such as published exchange prices, external subscription services such as from Bloomberg or Reuters or third party broker quotes for use in this model. When such prices are not available, AIGFP and AIGTG use an internal methodology which includes interpolation or extrapolation from verifiable prices nearest to the dates of the transactions. Historically, actual results have not materially deviated from these models.

      AIGFP’s and AIGTG’s systems can monitor each unit’s respective market positions on an intraday basis. AIGFP and AIGTG operate in major business centers overseas and are essentially open for business 24 hours a day. Thus, the market exposure and offset strategies are monitored, reviewed and coordinated around the clock.

      AIGFP and AIGTG apply various testing techniques which reflect significant potential market movements in interest rates, foreign exchange rates, commodity and equity prices, volatility levels and the effect of time. These techniques vary by currency and are regularly changed to reflect factors affecting the derivatives portfolio. The results from these analyses feed into regular senior management reviews of the derivatives portfolio and hedges.

      As described above, AIGFP and AIGTG are exposed to the risk of loss of fair value from adverse fluctuations in interest rate and foreign currency exchange rates and equity and commodity prices. AIG statistically measured the losses of fair value through the application of a VaR model across both units.

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

      AIG calculated the VaR with respect to AIGFP and AIGTG combined as of June 30, 2003 and December 31, 2002. AIG uses the historical simulation methodology which entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was re-priced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95 percent confidence (i.e., only 5 percent of historical scenarios show losses greater than the VaR figure). A one-month holding period was assumed in computing the VaR figure.

      The following table presents the VaR on a combined basis and of each component of AIGFP’s and AIGTG’s market risk as of June 30, 2003 and December 31, 2002. VaR with respect to combined operations cannot be derived by aggregating the individual risk presented herein.

(in millions)

Market Risk	2003	2002

Combined	$5	$5
Interest rate	5	5
Currency	1	—
Equity	1	1

      The following table presents the average, high and low VaRs on a combined basis and of each component of AIGFP’s and AIGTG’s market risk as of June 30, 2003 and December 31, 2002.

(in millions)

	2003			2002

	Average	High	Low	Average	High	Low

Combined	$4	$5	$4	$8	$12	$5
Interest rate	4	5	3	8	12	5
Currency	1	1	—	1	4	—
Equity	1	1	1	1	2	1

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

Counterparty Credit Quality

      The following tables provide the counterparty credit quality amounts of AIGFP’s and AIGTG’s derivatives transactions at June 30, 2003 and December 31, 2002.

      The net replacement value most closely represents the net credit risk to AIGFP and AIGTG or the maximum amount exposed to potential loss after the application of the aforementioned strategies, netting under ISDA Master Agreements and excluding collateral held. Subsequent to the application of such credit enhancements, the net exposure to credit risk or the net replacement value of all interest rate, currency, commodity and equity swaps, swaptions, forward commitments, futures and forward contracts approximated $17.15 billion at June 30, 2003, including $2.7 billion of collateral held; and $17.38 billion at December 31, 2002, including $2.2 billion of collateral held. The net replacement value most closely represents the net credit risk to AIGFP and AIGTG or the maximum amount exposed to potential loss and is used for financial reporting purposes.

      AIGFP and AIGTG determine counterparty credit quality by reference to ratings from independent rating agencies or, where such ratings are not available, by internal analysis. At June 30, 2003 and December 31, 2002, the concentration of credit exposure with respect to counterparties judged A or higher by AIGFP and AIGTG was 93 percent and 90 percent, respectively.

      The counterparty credit quality determined by AIGFP and AIGTG with respect to the net replacement value of AIGFP’s and AIGTG’s derivatives portfolio was as follows:

(in millions)

	Net Replacement Value

	2003	2002

Counterparty credit quality:
AAA	$6,781	$7,524
AA	4,301	4,493
A	4,823	3,626
BBB	564	1,313
Below investment grade	79	98
Exchange traded futures and options(a)	597	328

Total(b)	$17,145	$17,382

(a)	Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

(b)	The net replacement values with respect to exchange traded futures and options, forward contracts and purchased over the counter options are presented as a component of trading assets in the accompanying balance sheet. The net replacement values with respect to interest rate and currency swaps are presented as a component of unrealized gain on interest rate and currency swaps, options and forward transactions in the accompanying balance sheet.

     At June 30, 2003 and December 31, 2002, the counterparty breakdown by industry with respect to the net replacement value of AIGFP’s and AIGTG’s derivatives portfolio was as follows:

(in millions)

	Net Replacement Value

	2003	2002

Non-U.S. banks	$4,864	$4,237
Insured municipalities	703	925
U.S. industrials	1,326	3,142
Governmental	593	557
Non-U.S. financial service companies	670	579
Non-U.S. industrials	1,062	1,596
Special purpose	3,680	3,252
U.S. banks	627	588
U.S. financial service companies	3,015	2,166
Supranationals	8	12
Exchanges*	597	328

Total	$17,145	$17,382

*	Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

Fair Value Source

      The fair value sources of the net replacement values of AIGFP’s and AIGTG’s derivatives portfolio were primarily based on valuation models. Although these models are proprietary, the inputs were obtained from independently published exchange prices, external subscription services’ prices such as Bloomberg or Reuters or third party broker quotes for use in these models. In the minimal instances when such prices are not available, AIGFP and AIGTG uses an internal methodology which includes interpolation or extrapolation from verifiable prices nearest to the dates of the transactions.

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

      The following table presents the contractual and notional amounts by maturity and type of derivative of AIGFP’s and AIGTG’s derivatives portfolio at June 30, 2003 and December 31, 2002.

(in millions)

	Remaining Life of Notional Amount*

	One	Two Through	Six Through	After Ten	Total	Total
	Year	Five Years	Ten Years	Years	2003	2002

AIGFP and AIGTG interest rate, currency and equity swaps and swaptions:
Notional amount:
Interest rate swaps	$171,685	$350,198	$141,587	$13,893	$677,363	$631,464
Currency swaps	52,377	97,981	49,603	6,617	206,578	185,531
Swaptions and equity swaps	106,494	49,265	29,728	7,416	192,903	186,014

Total	$330,556	$497,444	$220,918	$27,926	$1,076,844	$1,003,009

Futures, forward and option contracts:
Exchange traded futures and options contracts contractual amount	$15,527	$1,135	$103	$—	$16,765	$23,859

Over the counter forward contracts contractual amount	$261,305	$13,551	$3,843	$36	$278,735	$219,099

(a)	Notional amount is not representative of either market risk or credit risk.

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

      AIGFP continually monitors the underlying portfolios to determine whether the credit loss experience for any particular portfolio has caused the likelihood of AIGFP having a payment obligation under the transaction to be greater than super senior risk. AIGFP maintains the ability opportunistically to hedge specific securities in a portfolio thereby further limiting its exposure to loss and has hedged outstanding transactions in this manner on occasion. AIGFP has never had a payment obligation under these credit derivatives transactions. Furthermore, based on portfolio credit losses experienced to date under all outstanding transactions, no transaction has experienced credit losses in an amount that has made the likelihood of AIGFP having to make a payment, in AIGFP’s view, to be greater than remote, even in severe recessionary market scenarios. At June 30, 2003 the notional amount with respect to AIGFP’s credit derivative portfolio was $160.36 billion.

      In addition to its role as derivatives dealer through AIGFP and AIGTG, AIG and its subsidiaries, including its insurance subsidiaries, use derivatives primarily to minimize AIG’s asset-liability exposure and foreign currency and interest rate exposures. These transactions are generally executed with AIGFP and AIGTG as counterparties, who in turn hedge these transactions in the market place. Thus, AIGFP and AIGTG assume the credit risk exposure.

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

      In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN45). FIN45 requires that, for guarantees within its scope that are issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be established, and recognized through earnings. To date, the impact on earnings for AIG has not been and is not expected to be material.

      AIG guarantees the indebtedness of third parties principally in connection with AIG SunAmerica’s investments in affordable housing properties. The guarantees are issued primarily to facilitate financing for the construction of the underlying properties, and range in duration of up to ten years. Since the inception of this investment program over ten years ago, payments under these guarantees have been insignificant. This is due to the fact that the loans are first backed by the creditworthiness of the third party general partner; and secondly, are secured by the underlying properties. The maximum exposure before consideration of the applicable se-

curity under these guarantees as of June 30, 2003 is approximately $3.4 billion.

      In addition, AIG’s real estate investment operations will occasionally extend similar guarantees to real estate partnerships in which they are an investor. The guarantees facilitate financing for the construction, and/or purchase of land. There have been no payments to date under these guarantees. This is due to the fact that the loans are first backed by the creditworthiness of the third party general partner; and secondly, are secured by the underlying properties. The maximum exposure before consideration of the applicable security under these guarantees as of June 30, 2003 is approximately $183 million.

      Through its ILFC subsidiary, AIG has also provided other types of guarantees. From time to time, ILFC participates with airlines, banks and other financial institutions to assist in financing aircraft by providing asset guarantees, put options or loan guarantees. Historically, losses arising from these guarantees have been immaterial, as ILFC has recourse to the value of the underlying aircraft, which offsets ILFC’s exposure, should ILFC be called upon to fulfill its obligations under these guarantees. The maximum exposure before consideration of the applicable security of these guarantees as of June 30, 2003 is approximately $1.0 billion.

      In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN46). FIN46 changes the method of determining whether certain entities should be consolidated in AIG’s consolidated financial statements. An entity is subject to FIN46 and is called a variable interest entity (VIE) if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both. All other entities not considered VIEs are evaluated for consolidation under existing guidance.

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

      Beginning July 1, 2003, AIG is required to consolidate approximately $2.9 billion of assets and liabilities, and record a one-time cumulative accounting charge upon adoption of FIN 46 which will not have a material effect on AIG’s results of operations. Of the $2.9 billion, $1.2 billion relates to third party debt most of which arises from sale-leaseback transactions involving AIG’s ILFC subsidiary. The remaining $1.7 billion relates to other liabilities arising from affordable housing transactions involving AIG SunAmerica subsidiaries. In addition, AIG may be required to consolidate certain other VIEs based on future guidance from FASB. (See also the discussion under “Special Purpose Vehicles” included herein.)

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

      AIG has elected the “Prospective Method” in the application of the recognition provisions as prescribed by FAS 123. Such method provides for the recognition of the fair value with respect to stock-based compensation for shares subscribed for or granted on or after January 1, 2003.

      Prior to adoption of the recognition provisions of FAS 123, as amended, AIG recognized stock compensation in accordance with the provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees”.

      With respect to net income for the six months and quarter ended June 30, 2003 and 2002, the following table provides a pro forma reconciliation as if AIG had adopted the recognition provisions of FAS 123 at its inception:

(in millions except per share amounts)

	Six Months		Three Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income, as reported	$4,230	$3,781	$2,276	$1,801
Actual stock-based compensation recognized, net of tax*	6	—	4	—

	4,236	3,781	2,280	1,801

Pro forma stock-based compensation, net of tax	29	28	15	14

Actual stock-based compensation recognized, net of tax	6	—	4	—

Net income, pro forma	$4,201	$3,753	$2,261	$1,787

Earnings per common share:
Basic:
Net income, as reported	$1.62	$1.45	$0.87	$0.69
Stock-based compensation, net of tax	(0.01)	(0.01)	—	—

Net income, pro forma	$1.61	$1.44	$0.87	$0.69

Diluted:
Net income, as reported	$1.61	$1.43	$0.87	$0.68
Stock-based compensation, net of tax	(0.01)	(0.01)	—	—

Net income, pro forma	$1.60	$1.42	$0.87	$0.68

Average shares outstanding:
Basic	2,610	2,614	2,610	2,613
Diluted	2,628	2,639	2,627	2,640

*	Actual stock-based compensation earnings per share impact is substantially less than one cent.

     In May 2003, FASB issued Financial Accounting Standard No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150). FAS 150 requires certain financial instruments previously classified as either entirely equity or between the liabilities section and the equity section of the balance sheet be classified as liabilities.

      FAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: mandatory redeemable financial instruments; obligations to repurchase the issuer’s equity shares by transferring assets; and certain obligations to issue a variable number of shares.

      FAS 150 is effective for the quarter ending September 30, 2003. The impact of FAS 150 on AIG’s results of operations and financial condition will be insignificant.

      In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1). FASB did not object to the issuance of SOP 03-1. This statement is effective as of January 1, 2004, and will require AIG to recognize a liability for guaranteed minimum death benefits and other living benefits related to its variable annuity and variable life contracts and modify certain disclosures for these products. AIG is evaluating the provisions of SOP 03-1 and does not currently have an estimate of the liability. Management believes with regard to its possible impact that the one-time cumulative accounting charge upon adoption may have a material effect on AIG’s results of operations in the first quarter of 2004 but will not be material to AIG’s financial condition or liquidity.

Recent Developments

      On June 26, 2003, AIG announced that it has entered into an agreement to acquire the GE Edison Life Insurance Company in Japan, and GE’s U.S.-based auto and home insurance business for $2.15 billion. The transaction, which is subject to regulatory approvals in the U.S. and Japan, is expected to close in the third quarter of 2003.

      The Board of Directors of AIG has increased the quarterly cash dividend on AIG’s common stock to 6.5 cents per share from the previously declared 5.2 cents per share commencing with the dividend to be paid on September 19, 2003 to shareholders of record on September 5, 2003.

Controls and Procedures

      AIG’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that AIG files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by AIG in the reports that it files or submits under the Exchange Act is accumulated and communicated to AIG’s management, including AIG’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. AIG’s management, with the participation of AIG’s Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of AIG’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in AIG’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Shareholders held on May 14, 2003, the Shareholders:

(a) elected sixteen directors as follows:

Nominee	Shares For	Shares Withheld

M. Bernard Aidinoff	2,285,803,569	67,006,630
Pei-yuan Chia	2,312,075,617	40,734,582
Marshall A. Cohen	2,308,917,739	43,892,460
Barber B. Conable, Jr.	2,285,124,290	67,685,909
Martin S. Feldstein	2,311,174,267	41,635,932
Ellen V. Futter	2,310,551,088	42,259,111
Maurice R. Greenberg	2,299,043,889	53,766,310
Carla A. Hills	2,286,482,021	66,328,178
Frank J. Hoenemeyer	2,285,252,411	67,557,788
Richard C. Holbrooke	2,311,753,609	41,056,590
Howard I. Smith	2,310,751,239	42,058,960
Martin J. Sullivan	2,311,426,786	41,383,413
Edmund S.W. Tse	2,310,796,774	42,013,425
Jay S. Wintrob	2,310,445,824	42,364,375
Frank G. Wisner	2,310,484,130	42,326,069
Frank G. Zarb	2,286,686,204	66,123,995

(b)	approved by a vote of 2,224,433,656 shares to 93,561,790 shares, with 34,814,753 abstentions, a proposal to amend the 1999 Stock Option Plan;

(c)	approved by a vote of 2,296,399,608 shares to 22,261,903 shares, with 34,148,688 abstentions, a proposal to amend the 1996 Employee Stock Purchase Plan; and

(d)	approved by a vote of 2,261,973,555 shares to 59,558,789 shares, with 31,277,855 abstentions, a proposal to ratify the selection of PricewaterhouseCoopers LLP as independent accountants for 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See accompanying Exhibit Index.

(b)	Reports on Form 8-K

During the three months ended June 30, 2003, there were no Current Reports filed on Form 8-K.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.

(Registrant)

/s/ HOWARD I. SMITH

Howard I. Smith
Vice Chairman,
Chief Financial Officer and
Chief Administrative Officer

Dated: August 14, 2003

EXHIBIT INDEX

Exhibit
Number	Description	Location

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None
4	Instruments defining the rights of security holders, including indentures	Not required to be filed.
9	Voting trust agreement	None
10	Material contracts	None
11	Statement re computation of per share earnings	Included in Note (5) of Notes to Financial Statements.
12	Statement re computation of ratios	Filed herewith.
15	Letter re unaudited interim financial information	None
18	Letter re change in accounting principles	None
19	Report furnished to security holders	None
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of experts and counsel	None
24	Power of attorney	None
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications	Filed herewith.
99	Additional exhibits	None