Form 10-Q
period 2003-09-30
AMERICAN INTERNATIONAL GROUP INC
filed 2003-11-14
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                     to

For Quarter Ended September 30, 2003 Commission File Number 1-8787

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2003: 2,607,945,672.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED BALANCE SHEET
(in millions)
(unaudited)

	September 30,	December 31,
	2003	2002

ASSETS:
Investments, financial services assets and cash:
Fixed maturities:
Bonds available for sale, at market value (amortized cost: 2003 — $271,105; 2002 — $232,121)	$285,304	$242,385
Bonds held to maturity, at amortized cost (market value: 2003 — $6,831; 2002 — $0)	6,784	—
Bond trading securities, at market value (cost: 2003 — $0; 2002 — $963)	—	981
Equity securities:
Common stocks (cost: 2003 — $6,602; 2002 — $6,152)	6,785	5,482
Non-redeemable preferred stocks (cost: 2003 — $1,738; 2002 — $1,678)	1,838	1,584
Mortgage loans on real estate, net of allowance (2003 — $106; 2002 — $110)	12,141	11,541
Policy loans	6,526	6,046
Collateral and guaranteed loans, net of allowance (2003 — $17; 2002 — $54)	2,523	2,341
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2003 — $5,075; 2002 — $4,426)	29,370	26,867
Securities available for sale, at market value (cost: 2003 — $16,324; 2002 — $16,715)	16,294	16,687
Trading securities, at market value	3,269	4,146
Spot commodities, at market value	324	489
Unrealized gain on interest rate and currency swaps, options and forward transactions	17,341	15,376
Trading assets	4,221	4,786
Securities purchased under agreements to resell, at contract value	23,351	25,661
Finance receivables, net of allowance (2003 — $436; 2002 — $477)	16,757	15,857
Securities lending collateral	27,128	23,694
Other invested assets	15,713	12,680
Short-term investments, at cost (approximates market value)	14,478	6,993
Cash	949	1,165

Total investments, financial services assets and cash	491,096	424,761
Investment income due and accrued	5,046	4,297
Premiums and insurance balances receivable, net of allowance (2003 — $195; 2002 — $150)	15,147	13,088
Reinsurance assets	32,844	29,882
Deferred policy acquisition costs	24,577	22,256
Investments in partially-owned companies	1,409	1,575
Real estate and other fixed assets, net of accumulated depreciation (2003 — $4,043; 2002 — $3,727)	5,843	5,382
Separate and variable accounts	54,147	46,248
Goodwill	7,855	6,079
Other assets	9,692	7,661

Total assets	$647,656	$561,229

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED BALANCE SHEET — (continued)

(in millions, except share amounts)
(unaudited)

	September 30,	December 31,
	2003	2002

LIABILITIES:
Reserve for losses and loss expenses	$58,448	$51,539
Reserve for unearned premiums	20,343	16,336
Future policy benefits for life and accident and health insurance contracts	86,810	72,547
Policyholders’ contract deposits	166,579	142,160
Other policyholders’ funds	8,728	7,582
Reserve for commissions, expenses and taxes	3,627	3,429
Insurance balances payable	3,425	3,273
Funds held by companies under reinsurance treaties	4,217	3,425
Income taxes payable:
Current	1,069	793
Deferred	5,816	4,289
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	14,093	14,850
Securities sold under agreements to repurchase, at contract value	11,212	9,162
Trading liabilities	4,219	3,825
Securities and spot commodities sold but not yet purchased, at market value	5,241	11,765
Unrealized loss on interest rate and currency swaps, options and forward transactions	13,083	11,265
Trust deposits and deposits due to banks and other depositors	3,467	2,987
Commercial paper	4,777	7,467
Notes, bonds, loans and mortgages payable	49,411	43,233
Commercial paper	2,846	1,645
Notes, bonds, loans and mortgages payable	5,617	4,690
Preferred shareholders’ equity in subsidiary companies subject to mandatory redemption	1,682	—
Separate and variable accounts	54,147	46,248
Minority interest	1,799	1,580
Securities lending payable	27,128	23,694
Other liabilities	21,516	12,189

Total liabilities	579,300	499,973

Preferred shareholders’ equity in subsidiary companies	186	2,153

CAPITAL FUNDS:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2003 — 2,751,327,476; 2002 — 2,751,327,476	6,878	6,878
Additional paid-in capital	583	607
Retained earnings	58,422	52,270
Accumulated other comprehensive income (loss)	3,711	691
Treasury stock, at cost; 2003 — 143,381,804; 2002 — 141,726,645 shares of common stock	(1,424)	(1,343)

Total capital funds	68,170	59,103

Total liabilities, preferred shareholders’ equity in subsidiary companies and capital funds	$647,656	$561,229

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share amounts)
(unaudited)

	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Revenues:
Premiums and other considerations	$39,895	$32,593	$13,721	$11,284
Net investment income	12,314	11,214	4,104	3,840
Realized capital gains (losses)	(1,348)	(1,456)	(360)	(595)
Other revenues	8,263	7,598	2,841	2,621

Total revenues	59,124	49,949	20,306	17,150

Benefits and expenses:
Incurred policy losses and benefits	34,405	28,730	11,660	9,945
Insurance acquisition & other operating expenses	14,861	12,764	5,142	4,476

Total benefits and expenses	49,266	41,494	16,802	14,421

Income before income taxes and minority interest	9,858	8,455	3,504	2,729

Income taxes:
Current	2,384	1,380	873	324
Deferred	621	1,201	196	493

	3,005	2,581	1,069	817

Income before minority interest	6,853	5,874	2,435	1,912

Minority interest	(286)	(251)	(98)	(70)

Net income	$6,567	$5,623	$2,337	$1,842

Earnings per common share:
Basic	$2.52	$2.15	$0.90	$0.70

Diluted	$2.50	$2.13	$0.89	$0.70

Cash dividends per common share	$0.159	$0.131	$0.065	$0.047

Average shares outstanding:
Basic	2,610	2,613	2,610	2,610

Diluted	2,628	2,635	2,628	2,634

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months
	Ended September 30.

	2003	2002

Cash Flows From Operating Activities:
Net Income	$6,567	$5,623

Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash revenues, expenses, gains and losses included in income:
Change in:
General and life insurance reserves	16,843	10,782
Premiums and insurance balances receivable and payable — net	(1,795)	(604)
Reinsurance assets	(2,962)	(2,211)
Deferred policy acquisition costs	(2,128)	(2,842)
Investment income due and accrued	(546)	(635)
Funds held under reinsurance treaties	792	660
Other policyholders’ funds	380	(296)
Current and deferred income taxes — net	1,513	1,101
Reserve for commissions, expenses and taxes	132	119
Other assets and liabilities — net	(472)	(819)
Trading assets and liabilities — net	959	835
Trading securities, at market value	877	1,004
Spot commodities, at market value	165	(131)
Net unrealized (gain) loss on interest rate and currency swaps, options and forward transactions	(147)	(588)
Securities purchased under agreements to resell	2,310	(1,163)
Securities sold under agreements to repurchase	2,050	(2,493)
Securities and spot commodities sold but not yet purchased, at market value	(6,524)	417
Realized capital (gains) losses	1,348	1,456
Equity in income of partially-owned companies and other invested assets	(389)	(129)
Amortization of premium and discount on securities	(59)	(118)
Depreciation expenses, principally flight equipment	1,386	1,212
Change in cumulative translation adjustments	24	(275)
Provision for finance receivable losses	312	279
Other — net	(55)	(221)

Total Adjustments	14,014	5,340

Net cash provided by operating activities	$20,581	$10,963

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS — (Continued)

(in millions)
(unaudited)

	Nine Months
	Ended September 30,

	2003	2002

Cash Flows From Investing Activities:
Cost of bonds, at market sold	$73,483	$64,222
Cost of bonds, at market matured or redeemed	10,668	13,339
Cost of equity securities sold	6,277	4,315
Realized capital gains (losses)	(1,348)	(1,456)
Purchases of fixed maturities	(112,221)	(100,315)
Purchases of equity securities	(6,542)	(4,653)
Mortgage, policy and collateral loans granted	(1,835)	(2,214)
Repayments of mortgage, policy and collateral loans	1,282	1,417
Sales of securities available for sale	4,410	2,899
Maturities of securities available for sale	4,143	2,629
Purchases of securities available for sale	(8,037)	(4,270)
Sales of flight equipment	808	92
Purchases of flight equipment	(4,313)	(4,060)
Net additions to real estate and other fixed assets	(776)	(447)
Sales or distributions of other invested assets	5,055	5,601
Acquisitions, net of cash acquired	(2,091)	—
Investments in other invested assets	(7,737)	(8,033)
Change in short-term investments	(319)	(456)
Investments in partially-owned companies	219	(160)
Finance receivables originations and purchases	(9,466)	(7,227)
Finance receivables principal payments received	8,254	5,803

Net cash used in investing activities	(40,086)	(32,974)

Cash Flows From Financing Activities:
Change in policyholders’ contract deposits	15,035	18,853
Change in trust deposits and deposits due to banks and other depositors	480	692
Change in commercial paper	(1,488)	(1,379)
Proceeds from notes, bonds, loans and mortgages payable	17,827	14,330
Repayments on notes, bonds, loans and mortgages payable	(10,891)	(7,922)
Proceeds from guaranteed investment agreements	3,957	5,640
Maturities of guaranteed investment agreements	(4,714)	(7,046)
Redemption of subsidiary company preferred stock	(371)	(50)
Proceeds from common stock issued	44	145
Cash dividends to shareholders	(415)	(344)
Acquisition of treasury stock	(176)	(732)
Other — net	1	19

Net cash provided by financing activities	19,289	22,206

Change in cash	(216)	195
Cash at beginning of period	1,165	698

Cash at end of period	$949	$893

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Nine Months		Three Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income	$6,567	$5,623	$2,337	$1,842
Other comprehensive income:
Unrealized appreciation (depreciation) of investments — net of reclassification adjustments	4,340	3,915	(3,249)	3,986
Deferred income tax (expense) benefit on changes	(1,529)	(1,315)	1,159	(1,388)
Foreign currency translation adjustments(a)	(38)	(283)	(494)	64
Applicable income tax (expense) benefit on changes	54	(20)	133	(72)
Net derivative gains (losses) arising from cash flow hedging activities	383	(566)	261	(524)
Deferred income tax (expense) benefit on changes	(122)	205	(94)	179
Retirement plan liabilities adjustment, net of tax	(68)	(35)	(2)	(5)

Other comprehensive income	3,020	1,901	(2,286)	2,240

Comprehensive income	$9,587	$7,524	$51	$4,082

(a)	Includes insignificant derivative gains and losses arising from hedges of net investments in foreign operations.

See Accompanying Notes to Financial Statements.

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

(unaudited)

      1)     Financial Statement Presentation

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

      2)     Segment Information

      The following table summarizes the operations by major operating segment for the nine months and quarter ended September 30, 2003 and 2002 (in millions):

	Operating Segments

	Nine Months		Three Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Revenues(a):
General Insurance	$25,258	$19,156	$8,958	$6,647
Life Insurance	25,844	23,558	8,532	8,005
Financial Services	5,495	4,961	1,885	1,720
Retirement Services & Asset Management	2,768	2,637	956	901
Other	(241)	(363)	(25)	(123)

Consolidated	$59,124	$49,949	$20,306	$17,150

Operating income(b):
General Insurance	$3,596	$2,711	$1,240	$842
Life Insurance	4,201	3,799	1,445	1,255
Financial Services	1,762	1,568	609	552
Retirement Services & Asset Management	917	808	333	228
Other	(618)	(431)	(123)	(148)

Consolidated	$9,858	$8,455	$3,504	$2,729

(a)	Represents the sum of general net premiums earned, GAAP life premiums, net investment income, financial services commissions, transaction and other fees, retirement services & asset management commissions and other fees, and realized capital gains (losses).

(b)	Represents income before income taxes and minority interest.

     The following is AIG’s Consolidated Statement of Segment Operations for the nine months and quarter ended September 30, 2003 and 2002:

CONSOLIDATED STATEMENT OF SEGMENT OPERATIONS
(in millions)
(unaudited)

	Nine Months		Three Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

General insurance operations:
Net premiums written	$26,053	$20,202	$8,966	$7,085
Change in unearned premium reserve	(2,721)	(2,640)	(675)	(889)

Net premiums earned	23,332	17,562	8,291	6,196
Net investment income	2,257	2,086	742	661
Realized capital gains (losses)	(331)	(492)	(75)	(210)

General insurance revenues	25,258	19,156	8,958	6,647

Losses and loss expenses incurred	17,234	13,091	6,106	4,608
Underwriting expenses	4,428	3,354	1,612	1,197

General insurance benefits and expenses	21,662	16,445	7,718	5,805

General insurance operating income	3,596	2,711	1,240	842

Life insurance operations:
GAAP premiums	16,563	15,031	5,430	5,088
Net investment income	10,057	9,128	3,362	3,179
Realized capital gains (losses)	(776)	(601)	(260)	(262)

Life insurance revenues	25,844	23,558	8,532	8,005

Death and other benefits	8,168	7,814	2,799	2,630
Increase in future policy benefits	9,003	7,825	2,755	2,707
Acquisition and insurance expenses	4,472	4,120	1,533	1,413

Life insurance benefits and expenses	21,643	19,759	7,087	6,750

Life insurance operating income	4,201	3,799	1,445	1,255

Financial services operating income	1,762	1,568	609	552
Retirement services & asset management operating income	917	808	333	228
Other realized capital gains (losses)	(241)	(363)	(25)	(123)
Other income (deductions) — net	(377)	(68)	(98)	(25)

Income before income taxes and minority interest	$9,858	$8,455	$3,504	$2,729

      The following table summarizes AIG’s general insurance operations by major operating unit for the nine months and quarter ended September 30, 2003 and 2002 (in millions):

	General Insurance

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Domestic Brokerage Group	$13,916	$10,220	$4,905	$3,496
Transatlantic	2,528	1,935	939	702
Personal Lines	2,761	2,176	959	746
Mortgage Guaranty	489	494	155	166
Foreign General	5,597	4,329	1,996	1,532
Reclassifications and Eliminations	(33)	2	4	5

Total General Insurance	$25,258	$19,156	$8,958	$6,647

Operating Income:
Domestic Brokerage Group	$2,017	$1,587	$629	$544
Transatlantic	277	221	101	75
Personal Lines	173	101	75	15
Mortgage Guaranty	319	331	100	95
Foreign General	1,136	946	408	317
Reclassifications and Eliminations	5	17	2	6
Realized capital gains (losses)	(331)	(492)	(75)	(210)

Total General Insurance	$3,596	$2,711	$1,240	$842

      The following table summarizes AIG’s life insurance operations by major operating unit for the nine months and quarter ended September 30, 2003 and 2002 (in millions):

	Life Insurance

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
American International Assurance and Nan Shan Life	$9,458	$8,559	$3,141	$2,780
ALICO and AIG Star Life	6,077	5,542	2,025	1,941
Domestic Life	9,957	9,098	3,247	3,163
Other	352	359	119	121

Total Life Insurance	$25,844	$23,558	$8,532	$8,005

Operating Income:
American International Assurance and Nan Shan Life	$1,385	$1,205	$483	$398
ALICO and AIG Star Life	1,324	1,095	466	396
Domestic Life	2,149	2,000	730	692
Other	119	100	26	31
Realized capital gains (losses)	(776)	(601)	(260)	(262)

Total Life Insurance	$4,201	$3,799	$1,445	$1,255

     The following table summarizes AIG’s financial services operations by major operating unit for the nine months and quarter ended September 30, 2003 and 2002 (in millions):

	Financial Services

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Aircraft Finance	$2,272	$2,096	$785	$729
Capital Markets*	1,242	1,035	434	383
Consumer Finance	1,957	1,838	664	611
Other	24	(8)	2	(3)

Total Financial Services	$5,495	$4,961	$1,885	$1,720

Operating income:
Aircraft Finance	$548	$588	$190	$207
Capital Markets*	729	592	241	204
Consumer Finance	489	409	174	144
Other	(4)	(21)	4	(3)

Total Financial Services	$1,762	$1,568	$609	$552

*	Represents AIG Financial Products Corp. and AIG Trading Group Inc.

     3)     Earnings per share

      Earnings per share of AIG are based on the weighted average number of common shares outstanding during the period.

      Computation of Earnings Per Share:

	Nine Months		Three Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Numerator:
Net income (applicable to common stock)	$6,567	$5,623	$2,337	$1,842

Denominator:
Basic:
Average outstanding shares used in the computation of per share earnings:
Common stock	2,752	2,752	2,752	2,752
Common stock in treasury	(142)	(139)	(142)	(142)

Average outstanding shares — basic	2,610	2,613	2,610	2,610

Diluted:
Average outstanding shares used in the computation of per share earnings:
Common stock	2,752	2,752	2,752	2,752
Common stock in treasury	(142)	(139)	(142)	(142)
Stock options and stock purchase plan (treasury stock method)	18	22	18	24

Average outstanding shares — diluted	2,628	2,635	2,628	2,634

Net income per share:
Basic	$2.52	$2.15	$0.90	$0.70

Diluted	$2.50	$2.13	$0.89	$0.70

      AIG does not have any anti-dilutive shares.

      The quarterly dividend rate per common share, commencing with the dividend paid September 19, 2003 is $0.065.

      4)     Cash Flow Information

      Cash flow information for the nine month periods ended September 30, 2003 and 2002 is as follows:

	2003	2002

	(in millions)
Income taxes paid	$1,861	$1,173
Interest paid	$2,792	$2,538

      5)     Acquisition, Restructuring and Related Charges

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

      Of the total direct costs of $512 million, $444 million have been paid as of September 30, 2003, including approximately $28 million, $111 million and $305 million paid during the first nine months of 2003, and the twelve months of 2002 and 2001, respectively. In addition, during 2002, $32 million of liabilities were utilized to absorb other insignificant merger-related expenses. The balance, $36 million, is recorded as a component of “Other Liabilities” as of September 30, 2003.

      With respect to the elimination of positions, 2,287 terminations were included in AIG’s original post-business combination plans. As of September 30, 2003, terminations totaled 2,123; including 409, 1,105 and 609 made during 2003, 2002 and 2001, respectively. The majority of the remaining 164 terminations are scheduled to occur in 2003, in accordance with AGC’s employee termination program.

      The indirect costs of $851 million represented charges resulting from post-business combination plans, recognizing that certain assets will have no future economic benefit or ability to generate future revenues. Such charges include asset impairment charges related to software, leasehold improvements and certain goodwill. Also included were certain adjustments associated with conforming AGC’s balances to AIG’s existing accounting policies and methodologies. Of the $851 million, $793 million had been applied as at September 30, 2003, including $11 million, $113 million and $669 million in the first nine months of 2003, and the twelve months of 2002 and 2001, respectively. The balance, $58 million, is reflected as a component of “Other Liabilities” as of September 30, 2003.

      6)     Starr International Company, Inc. Plan

      Starr International Company, Inc. (SICO) provides a Deferred Compensation Profit Participation Plan (SICO Plan) to certain AIG employees. The SICO Plan came into being in 1975 when the voting shareholders and Board of Directors of SICO, a private holding company whose principal asset consists of AIG common stock, decided that a portion of the capital value of SICO should be used to provide an incentive plan for the current and succeeding managements of all American International companies, including AIG. Participation in the SICO Plan by any person, and the amount of such participation, is at the sole discretion of SICO’s Board of Directors, and none of the costs of the various benefits provided under such plan is paid by or charged to AIG. The SICO Plan provides that shares currently owned by SICO may be set aside by SICO for the benefit of the participant and distributed upon retirement. The SICO Board of Directors may permit an early pay-out under certain circumstances. Prior to pay-out, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant’s voluntary termination of employment with AIG prior to normal retirement age. In addition, SICO’s Board of Directors may elect to pay a participant cash in lieu of shares of AIG common stock. If the expenses of the SICO Plan had been reflected by AIG, the pre-tax amounts accrued would have been $96.3 million for the first nine months of 2003 and $37.0 million for the same period of 2002 and $32.1 million and $11.9 million for the third quarter 2003 and 2002, respectively.

      7)     Commitments and Contingent Liabilities

      In the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.

      a)     AIG and certain of its subsidiaries become parties to financial instruments with market risk resulting from both dealer and end user activities and to reduce currency, interest rate, equity and commodity exposures. To the extent those instruments are carried at their estimated fair value, the elements of currency, interest rate, equity and commodity risks are reflected in the consolidated balance sheet. Collateral is required, at the discretion of AIG, on certain transactions based on the creditworthiness of the counterparty.

      b)     AIGFP and AIGTG each become parties to derivative financial instruments in the normal course of their business and to reduce currency, interest rate, commodity and equity exposures. Interest rate, currency, commodity and equity risks related to such instruments are reflected in the consolidated financial statements to the extent these instruments are carried at a market or a fair value, whichever is appropriate. The recorded estimated fair values of such instruments may be different than the values that might be realized if AIGFP and AIGTG were required to sell or close out the transactions prior to maturity.

      AIGFP and AIGTG, in the ordinary course of their operations and as principal, structure derivative transactions to meet the needs of counterparties who may be seeking to hedge certain aspects of such counterparties’ operations. AIGFP and AIGTG may also enter into derivative transactions for their own account, primarily to manage risk. Such derivative transactions include interest rate, currency, commodity and equity swaps, swaptions, forward and option commitments. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. AIGFP and AIGTG typically become a principal in the exchange of interest payments between the parties and, therefore, may be exposed to loss, if counterparties default. Currency, commodity and equity swaps are similar to interest rate swaps, but involve the exchange of specific currencies or the cashflows based on the underlying commodity, and equity securities or indices. Also, they may involve the exchange of principal amounts at the beginning and end of the transaction. Swaptions are options where the holder has the right but not the obligation to enter into a swap transaction or cancel an existing swap transaction. At September 30, 2003, the notional principal amount of the sum of the swap pays and receives approximated $1,115.2 billion, primarily related to interest rate swaps of approximately $710.5 billion. The following tables provide the contractual and notional amounts of derivatives transactions, by maturity and type, of AIGFP and AIGTG at September 30, 2003 and December 31, 2002.

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

      The following table presents the contractual and notional amounts by maturity and type of derivative of AIGFP’s and AIGTG’s derivatives portfolio at September 30, 2003 and December 31, 2002:

(in millions)

	Remaining Life of Notional Amount*

	One	Two Through	Six Through	After Ten	Total	Total
	Year	Five Years	Ten Years	Years	2003	2002

AIGFP and AIGTG interest rate, currency and equity swaps and swaptions:
Notional amount:
Interest rate swaps	$188,937	$361,700	$146,049	$13,818	$710,504	$631,464
Currency swaps	52,230	114,965	52,265	6,653	226,113	185,531
Swaptions and equity swaps	125,111	30,869	21,266	1,312	178,558	186,014

Total	$366,278	$507,534	$219,580	$21,783	$1,115,175	$1,003,009

*	Notional amount is not representative of either market risk or credit risk

     Futures and forward contracts are contracts for delivery of foreign currencies, commodities or financial indices in which the seller/purchaser agrees to make/take delivery at a specified future date of a specified instrument, at a specified price or yield. Options are contracts that allow the holder of the option to purchase or sell the underlying commodity, currency or index at a specified price and within, or at, a specified period of time. As a writer of options, AIGFP and AIGTG generally receive an option premium and then manage the risk of any unfavorable change in the value of the underlying commodity, currency or index. Risks arise as a result of movements in current market prices from contracted prices, and the potential inability of the counterparties to meet their obligations under the contracts. At September 30, 2003, the contractual amount of AIGFP’s and AIGTG’s futures, forward and option contracts approximated $340.0 billion.

      The following table presents AIGFP’s and AIGTG’s futures, forward and option contracts portfolio by maturity and type of derivative at September 30, 2003 and December 31, 2002:

(in millions)

	Remaining Life

	One	Two Through	Six Through	After Ten	Total	Total
	Year	Five Years	Ten Years	Years	2003	2002

Futures, forward and option contracts:
Exchange traded futures and options contracts contractual amount	$14,145	$953	$105	$—	$15,203	$23,859

Over the counter forward contracts contractual amount	$307,002	$13,733	$4,006	$36	$324,777	$219,099

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

      AIGFP continually monitors the underlying portfolios to determine whether the credit loss experience for any particular portfolio has caused the likelihood of AIGFP having a payment obligation under the transaction to be super senior risk. AIGFP maintains the ability opportunistically to hedge specific securities in a portfolio thereby further limiting its exposure to loss and has hedged outstanding transactions in this manner on occasion. AIGFP has never had a payment obligation under these credit derivatives transactions. Furthermore, based on portfolio credit losses experienced to date under all outstanding transactions, no transaction has experienced credit losses in an amount that has made the likelihood of AIGFP having to make a payment, in AIGFP’s view, to be greater than remote, even in severe recessionary market scenarios. At September 30, 2003, the notional amount with respect to AIGFP’s credit derivative portfolio was $160.29 billion.

      AIGFP and AIGTG utilize various credit enhancements, including letters of credit, guarantees, collateral, credit triggers, credit derivatives and margin agreements to reduce the credit exposure relating to these off-balance sheet financial instruments. AIGFP and AIGTG require credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties and the transaction’s size and maturity. In addition, AIGFP’s and AIGTG’s derivative transactions are generally documented under ISDA Master Agreements. Management believes that such agreements provide for legally enforceable set-off and close out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, AIGFP and AIGTG are permitted to set-off their receivables from a counterparty against their payables to the same counterparty arising out of all included transactions. As a result, the net replacement value represents the net sum of estimated positive fair values after the application of such strategies, agreements and collateral held. Subsequent to the application of such credit enhancements, the net exposure to credit risk or the net replacement value of all interest rate, currency, commodity and equity swaps, options, swaptions, forward commitments, futures and forward contracts approximated $19.52 billion at September 30, 2003 and $17.38 billion at December 31, 2002. The net replacement value most closely represents the net credit risk to AIGFP and AIGTG or the maximum amount exposed to potential loss.

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

      AIGFP and AIGTG determine counterparty credit quality by reference to ratings from independent rating agencies or, where such ratings are not available, by internal analysis. At September 30, 2003 and December 31, 2002, the counterparty credit quality with respect to the net replacement value of AIGFP’s and AIGTG’s derivatives portfolios were as follows:

(in millions)

	Net Replacement Value

	2003	2002

Counterparty credit quality:
AAA	$8,007	$7,524
AA	5,540	4,493
A	4,811	3,626
BBB	551	1,313
Below investment grade	120	98
Exchange traded futures and options(a)	492	328

Total(b)	$19,521	$17,382

(a)	Exchange traded futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.
(b)	The net replacement values with respect to exchange traded futures and options, forward contracts and purchased over the counter options are presented as a component of trading assets in the accompanying balance sheet. The net replacement values with respect to interest rate and currency swaps are presented as a component of unrealized gain on interest rate and currency swaps, options and forward transactions in the accompanying balance sheet.

     At September 30, 2003 and December 31, 2002, the counterparty breakdown by industry with respect to the net replacement value of AIGFP’s and AIGTG’s derivatives portfolio was as follows:

(in millions)

	Net Replacement Value

	2003	2002

Non-U.S. banks	$5,437	$4,237
Insured municipalities	707	925
U.S. industrials	1,984	3,142
Governmental	696	557
Non-U.S. financial service companies	731	579
Non-U.S. industrials	1,724	1,596
Special purpose	3,640	3,252
U.S. banks	708	588
U.S. financial service companies	3,393	2,166
Supranationals	9	12
Exchanges*	492	328

Total	$19,521	$17,382

*	Exchange traded futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.

     Securities sold, but not yet purchased and spot commodities sold but not yet purchased represent obligations of AIGFP and AIGTG, respectively, to deliver specified securities and spot commodities at their contracted prices, and thereby create a liability to repurchase the securities and spot commodities in the market at prevailing prices.

      AIGFP and AIGTG monitor and control their risk exposure on a daily basis through financial, credit, legal reporting systems, credit approvals and limits and, accordingly, believe that they have in place effective procedures for evaluating and limiting the credit and market risks to which they are subject. Management is not aware of any potentially significant counterparty defaults. At September 30, 2003, AIGFP and AIGTG did not have a significant concentration of credit risk from either an individual counterparty or group of counterparties.

      AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and AIGTG arising from transactions entered into by AIGFP and AIGTG.

      Revenues for the nine months ended September 30, 2003 and 2002 from the Capital Markets operations (representing AIGFP and AIGTG) were $1.24 billion and $1.04 billion, respectively.

      c)     At September 30, 2003, ILFC had committed to purchase 470 aircraft deliverable from 2003 through 2010 at an estimated aggregate purchase price of $27.0 billion and had options to purchase 12 aircraft at an estimated aggregate purchase price of $776 million. ILFC will be required to find customers for any aircraft acquired, and it must arrange financing for portions of the purchase price of such equipment.

      d)     AIG and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. AIG does not believe that such litigation will have a material adverse effect on its financial condition, future operating results or liquidity. However, the recent trend of increasing jury awards and settlements makes it somewhat more difficult to assess the ultimate outcome of such litigation.

      In late 2002, a shareholder derivative action was filed in Delaware Chancery Court alleging breaches of fiduciary duty of loyalty and care against AIG’s directors. AIG management believes the allegations of the complaint are without merit. AIG’s Board of Directors has appointed a special committee of independent directors to review the complaint and respond to the lawsuit.

      AIG continues to receive claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (hereinafter collectively referred to as environmental claims) and indemnity claims asserting injuries from asbestos. Estimation of asbestos and environmental claims loss reserves is a difficult process, as these claims, which emanate from policies written in 1984 and prior years, cannot be estimated by conventional reserving techniques. Asbestos and environmental claims development is affected by factors such as inconsistent court resolutions, the broadening of the intent of policies and scope of coverage and increasing number of new claims. AIG and other industry members have and will continue to litigate the broadening judicial interpretation of policy coverage and the liability issues. If the courts continue in the future to expand the intent of the policies and the scope of the coverage, as they have in the past, additional liabilities would emerge for amounts in excess of reserves held. This emergence cannot now be reasonably estimated, but could have a material impact on AIG’s future operating results. The reserves carried for these claims as at September 30, 2003 ($2.11 billion gross; $690 million net) are believed to be adequate as these reserves are based on known facts and current law.

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

      A summary of reserve activity for the nine months ended September 30, 2003 and 2002, including estimates for applicable incurred but not reported losses and loss expenses, relating to asbestos and environmental claims separately and combined, is as follows:

(in millions)

	2003		2002

	Gross	Net	Gross	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$1,304	$400	$1,114	$312
Losses and loss expenses incurred*	163	54	187	100
Losses and loss expenses paid*	(224)	(55)	(143)	(53)

Reserve for losses and loss expenses at end of period	$1,243	$399	$1,158	$359

Environmental:
Reserve for losses and loss expenses at beginning of year	$832	$296	$1,115	$407
Losses and loss expenses incurred*	131	30	(62)	(29)
Losses and loss expenses paid*	(92)	(35)	(121)	(50)

Reserve for losses and loss expenses at end of period	$871	$291	$932	$328

Combined:
Reserve for losses and loss expenses at beginning of year	$2,136	$696	$2,229	$719
Losses and loss expenses incurred*	294	84	125	71
Losses and loss expenses paid*	(316)	(90)	(264)	(103)

Reserve for losses and loss expenses at end of period	$2,114	$690	$2,090	$687

*	All amounts pertain to policies underwritten in prior years.

     8)     Debt Outstanding

      At September 30, 2003, AIG’s debt outstanding of $76.74 billion, shown below, included borrowings of $67.66 billion which were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable. Borrowings at September 30, 2003 and December 31, 2002 were as follows:

(in millions)

	2003	2002

Borrowings under obligations of GIAs — AIGFP	$14,093	$14,850

Commercial Paper:
ILFC(a)	1,499	4,213
AGF(a)	3,007	2,956
AIG Funding, Inc.	2,846	1,645
AIG Credit Card Company (Taiwan)(a)	259	234
AIG Finance (Taiwan) Limited(a)	12	64

Total	7,623	9,112

Medium Term Notes:
AGF(a)	8,500	7,719
ILFC(a)	6,025	4,970
AIG	806	998

Total	15,331	13,687

Notes and Bonds Payable:
AIGFP	17,424	16,940
ILFC(a)(b)	13,938	9,825
AGF(a)	2,204	2,266
AIG	3,133	1,608
AGC	1,243	1,542

Total	37,942	32,181

(in millions)

	2003	2002

Loans and Mortgages Payable:
AIG	373	697
AIGCFG(a)	564	735
ILFC(a)(c)	181	261
AIG Finance (Hong Kong) Limited(a)	200	229
Other subsidiaries(a)	437	133

Total	1,755	2,055

Total Borrowings	76,744	71,885

Borrowings not guaranteed by AIG	36,826	33,605
Matched GIA borrowings — AIGFP	14,093	14,850
Matched notes and bonds payable — AIGFP	16,741	16,526

	67,660	64,981

Remaining borrowings of AIG	$9,084	$6,904

(a) AIG does not guarantee these borrowings.
(b) Includes borrowings under Export Credit Facility of $1.9 billion.
(c) Capital lease obligations.

     At September 30, 2003, the commercial paper issued and outstanding was as follows:

(dollars in millions)

		Unamortized		Weighted	Weighted
	Net	Discount		Average	Average
	Book	and Accrued	Face	Interest	Maturity
	Value	Interest	Amount	Rate	In Days

ILFC	$1,499	$1	$1,500	1.07%	27
AGF	3,007	2	3,009	1.06	29
Funding	2,846	2	2,848	1.04	26
AIGCCC — Taiwan*	259	1	260	1.70	77
AIGF — Taiwan*	12	—	12	1.13	38

Total	$7,623	$6	$7,629	—	—

*	Issued in Taiwan N.T. dollars at prevailing local interest rates.

     The maturity distributions of total borrowings at September 30, 2003 and December 31, 2002 were as follows:

(in millions)

	2003	2002

Short-term borrowings	$20,761	$22,468
Long-term borrowings*	55,983	49,417

Total borrowings	$76,744	$71,885

* Including commercial paper and excluding that portion of long-term debt maturing in less than one year.

     AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The borrowings may also be temporarily invested in securities purchased under agreements to resell.

      AIG Funding, Inc. (Funding), through the issuance of commercial paper, helps fulfill the short-term cash requirements of AIG and its subsidiaries. Funding intends to continue to meet AIG’s funding requirements through the issuance of commercial paper guaranteed by AIG. The issuance of Funding’s commercial paper is subject to the approval of AIG’s Board of Directors.

      ILFC and American General Finance, Inc. and its subsidiaries (AGF) as well as AIG Credit Card Company (Taiwan) — (AIGCCC-Taiwan) and AIG Finance (Taiwan) Limited — (AIGF-Taiwan), both consumer finance subsidiaries in Taiwan, have issued commercial paper for the funding of their own operations. At September 30, 2003, AIG did not guarantee the commercial paper of any of its subsidiaries other than Funding. On July 8, 2002, AGC ceased issuing commercial paper under its program. AGC’s funding requirements are now being met through Funding’s commercial paper program.

      AIG and Funding are parties to unsecured syndicated revolving credit facilities (collectively, the Facility) aggregating $2.75 billion. The Facility consists of $1.375 billion in a short-term revolving credit facility and $1.375 billion in a five year revolving credit facility. The Facility can be used for general corporate purposes and also to provide backup for Funding’s commercial paper programs. There are currently no borrowings outstanding under the Facility, nor were any borrowings outstanding as of September 30, 2003.

      AGF is a party to unsecured syndicated revolving credit facilities aggregating $3.0 billion. The facilities consist of $1.5 billion in a short-term revolving credit facility and $1.5 billion in a five year revolving credit facility, which support AGF’s commercial paper borrowings. There are currently no borrowings under these facilities, nor were any borrowings outstanding as of September 30, 2003. AGF had $2.8 billion in aggregate principal amount of debt securities registered and available for issuance at September 30, 2003. AGF uses the proceeds from the issuance of notes and bonds for the funding of its finance receivables.

      As of November 2001, AIG guaranteed the notes and bonds of AGC. During 2002, AGC issued $200 million in notes which matured in March 2003.

      ILFC is a party to unsecured syndicated revolving credit facilities aggregating $3.15 billion to support its commercial paper program. The facilities consist of $2.15 billion in a short-term revolving credit facility and $1.0 billion in a three year revolving credit facility. There are currently no borrowings outstanding under these facilities, nor were any borrowings outstanding as of September 30, 2003. On October 17, 2003, ILFC replaced its $3.15 billion loan facilities with new facilities totaling $4.2 billion with the same terms and conditions as the previous facilities.

      At September 30, 2003, ILFC had increased the aggregate amount outstanding of its medium term and long term notes to $19.96 billion, a net increase of $5.17 billion from December 31, 2002 (of which $237 million results from foreign exchange translation), and recorded a net decline in its capital lease obligations of $80 million and a net decrease in its commercial paper of $2.71 billion. At September 30, 2003, ILFC had $11.08 billion of debt securities registered for public sale. During the nine months ended September 30, 2003, $5.61 billion of debt securities were issued. During the second quarter of 2003, ILFC expanded its Euro Medium Term Note Program to $5.0 billion, under which $2.81 billion in notes were sold through September 30, 2003. ILFC has substantially eliminated the currency exposure arising from foreign currency denominated notes by either hedging the notes through swaps or through the offset provided by operating lease payments. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

      ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these borrowings depending on the delivery date of the aircraft. At September 30, 2003, ILFC had $1.9 billion outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. During the nine months ended September 30, 2003, ILFC entered into various bank financings for a total funded amount of $1.2 billion. The financings mature through 2009. One tranche of one of the loans totaling $410 million was funded in Japanese yen and swapped to US dollars. The interest rates are LIBOR based and ranged from 2.063 percent to 2.745 percent at September 30, 2003. Borrowings with respect to these facilities are included in Notes and Bonds Payable in the preceding table of borrowings.

      The proceeds of ILFC’s debt financing are primarily used to purchase flight equipment, including progress payments during the construction phase. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt.

      AIGFP has established a Euro Medium Term Note Program under which an aggregate principal amount of up to $4.0 billion of notes may be outstanding. As of September 30, 2003, $3.30 billion of notes had been issued under the program, $3.08 billion of which are outstanding. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

      During the first nine months of 2003, AIG did not issue any medium term notes and $192 million of previously issued notes matured. At September 30, 2003, AIG had $140 million in aggregate principal amount of debt securities registered for issuance from time to time. AIG has filed a universal shelf registration statement to sell up to $5.1 billion of debt securities, preferred and common stock and other securities. AIG has no current plans to issue the equity, equity-linked or capital securities included in the registration statement, but intends to continue its customary practice of issuing securities from time to time for general corporate purposes.

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

      9)     Information Provided in Connection with Outstanding Debt of AGC

      The following condensed consolidating financial statements are provided in compliance with Regulation S-X of the Securities and Exchange Commission. AGC is a holding company and a wholly-owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AGC.

Condensed Consolidating Balance Sheets

September 30, 2003	American
	International
	Group, Inc.	AGC	Other		Consolidated
	Guarantor	Issuer	Subsidiaries	Eliminations	AIG
(in millions)
Assets:
Invested assets	$2,301	$—	$497,931	$(10,085)	$490,147
Cash	7	—	942	—	949
Carrying value of subsidiaries and partially owned companies, at equity	68,546	21,196	12,751	(101,084)	1,409
Other assets	2,729	2,701	151,397	(1,676)	155,151

Total Assets	$73,583	$23,897	$663,021	$(112,845)	$647,656

Liabilities:
Insurance liabilities	$400	$—	$347,535	$25	$347,960
Debt	3,938	2,823	79,864	(9,881)	76,744
Other liabilities	1,075	3,984	151,521	(1,984)	154,596

Total Liabilities	5,413	6,807	578,920	(11,840)	579,300

Preferred shareholders’ equity in subsidiary companies	—	—	186	—	186
Total Capital Funds	68,170	17,090	83,915	(101,005)	68,170

Total Liabilities, Preferred Shareholders’ Equity in Subsidiary Companies and Capital Funds	$73,583	$23,897	$663,021	$(112,845)	$647,656

December 31, 2002	American
	International
	Group, Inc.	AGC	Other		Consolidated
	Guarantor	Issuer	Subsidiaries	Eliminations	AIG
(in millions)
Assets:
Invested assets	$1,208	$—	$428,496	$(6,108)	$423,596
Cash	18	1	1,146	—	1,165
Carrying value of subsidiaries and partially owned companies, at equity	59,003	17,981	12,607	(88,016)	1,575
Other assets	2,450	2,714	130,049	(320)	134,893

Total Assets	$62,679	$20,696	$572,298	$(94,444)	$561,229

Condensed Consolidating Balance Sheets — (continued)

December 31, 2002	American
	International
	Group, Inc.	AGC	Other		Consolidated
	Guarantor	Issuer	Subsidiaries	Eliminations	AIG
(in millions)
Liabilities:
Insurance liabilities	$422	$—	$296,474	$(30)	$296,866
Debt	2,606	3,200	72,356	(6,277)	71,885
Other liabilities	548	3,197	127,716	(239)	131,222

Total liabilities	3,576	6,397	496,546	(6,546)	499,973

Preferred shareholders’ equity in subsidiary companies	—	—	2,153	—	2,153
Total Capital Funds	59,103	14,299	73,599	(87,898)	59,103

Total Liabilities, Preferred Shareholders’ Equity in Subsidiary Companies and Capital Funds	$62,679	$20,696	$572,298	$(94,444)	$561,229

Condensed Consolidating Statements of Income

Nine months ended September 30, 2003	American
	International
	Group, Inc.	AGC	Other		Consolidated
	Guarantor	Issuer	Subsidiaries	Eliminations	AIG
(in millions)
Operating income	$354	$—	$10,122	$—	$10,476
Equity in undistributed net income of consolidated subsidiaries	5,887	1,254	—	(7,141)	—
Dividend income from consolidated subsidiaries	832	180	—	(1,012)	—
Other	(334)	(72)	(212)	—	(618)
Income taxes (benefits)	172	(14)	2,847	—	3,005
Minority interest	—	—	(286)	—	(286)

Net income (loss)	$6,567	$1,376	$6,777	$(8,153)	$6,567

Nine months ended September 30, 2002	American
	International
	Group, Inc.	AGC	Other		Consolidated
	Guarantor	Issuer	Subsidiaries	Eliminations	AIG
(in millions)
Operating income	$448	$—	$8,438	$—	$8,886
Equity in undistributed net income of consolidated subsidiaries	4,574	826	—	(5,400)	—
Dividend income from consolidated subsidiaries	1,048	532	—	(1,580)	—
Other	(187)	(144)	(100)	—	(431)
Income taxes (benefits)	260	(37)	2,358	—	2,581
Minority interest	—	—	(251)	—	(251)

Net income (loss)	$5,623	$1,251	$5,729	$(6,980)	$5,623

Condensed Consolidating Statements of Income (continued)

Three months ended September 30, 2003	American
	International
	Group, Inc.	AGC	Other		Consolidated
	Guarantor	Issuer	Subsidiaries	Eliminations	AIG
(in millions)
Operating income	$105	$—	$3,522	$—	$3,627
Equity in undistributed net income of consolidated subsidiaries	2,217	447	—	(2,664)	—
Dividend income from consolidated subsidiaries	287	72	—	(359)	—
Other	(140)	(32)	49	—	(123)
Income taxes (benefits)	132	(11)	948	—	1,069
Minority interest	—	—	(98)	—	(98)

Net income (loss)	$2,337	$498	$2,525	$(3,023)	$2,337

Three months ended September 30, 2002	American
	International
	Group, Inc.	AGC	Other		Consolidated
	Guarantor	Issuer	Subsidiaries	Eliminations	AIG
(in millions)
Operating income	$161	$—	$2,716	$—	$2,877
Equity in undistributed net income of consolidated subsidiaries	1,369	461	—	(1,830)	—
Dividend income from consolidated subsidiaries	610	54	—	(664)	—
Other	(46)	(77)	(25)	—	(148)
Income taxes (benefits)	252	(37)	602	—	817
Minority interest	—	—	(70)	—	(70)

Net income (loss)	$1,842	$475	$2,019	$(2,494)	$1,842

Condensed Consolidating Statements of Cash Flows

Nine months ended September 30, 2003	American
	International
	Group, Inc.	AGC	Other	Consolidated
	Guarantor	Issuer	Subsidiaries	AIG
(in millions)
Net cash provided by operating activities	$806	$1,269	$18,506	$20,581
Cash flows from investing:
Invested assets disposed	(1,795)	—	114,727	112,932
Invested assets acquired	—	—	(150,151)	(150,151)
Acquisitions, net of cash acquired	—	—	(2,091)	(2,091)
Other	(45)	(836)	105	(776)

Net cash provided by (used in) investing activities	(1,840)	(836)	(37,410)	(40,086)

Cash flows from financing activities:
Change in debts	1,554	(377)	3,514	4,691
Other	(531)	(57)	15,186	14,598

Net cash provided by (used in) financing activities	1,023	(434)	18,700	19,289

Change in cash	(11)	(1)	(204)	(216)
Cash at beginning of period	18	1	1,146	1,165

Cash at end of period	$7	$—	$942	$949

Nine months ended September 30, 2002	American
	International
	Group, Inc.	AGC	Other	Consolidated
	Guarantor	Issuer	Subsidiaries	AIG
(in millions)
Net cash provided by operating activities	$1,002	$2,602	$7,359	$10,963
Cash flows from investing:
Invested assets disposed	(160)	—	98,405	98,245
Invested assets acquired	(79)	—	(130,693)	(130,772)
Other	(29)	(279)	(139)	(447)

Net cash used in investing activities	(268)	(279)	(32,427)	(32,974)

Cash flows from financing activities:
Change in debts	183	(2,266)	5,706	3,623
Other	(915)	(56)	19,554	18,583

Net cash provided by (used in) financing activities	(732)	(2,322)	25,260	22,206

Change in cash	2	1	192	195
Cash at beginning of period	1	1	696	698

Cash at end of period	$3	$2	$888	$893

      10)     Information with Respect to Certain Finance Subsidiary Registrants

      a)     SAI Deferred Compensation Holdings, Inc., a wholly-owned subsidiary of AIG, has established a deferred compensation plan for registered representatives of certain AIG subsidiaries, pursuant to which participants have the opportunity to invest deferred commissions and fees on a notional basis. The value of the deferred compensation fluctuates with the value of the deferred investment alternatives chosen. AIG has provided a full and unconditional guarantee of the obligations of SAI Deferred Compensation Holdings, Inc. to pay the deferred compensation under the plan.

      b)     AIG Liquidity Corp., a wholly-owned subsidiary of AIG, may from time to time enter into standby bond purchase agreements in respect of certain municipal bonds. In addition to, or as an alternative to entering into a standby purchase agreement, AIG Liquidity Corp. may from time to time issue direct-pay letters of credit in respect of such municipal bonds. AIG Liquidity Corp.’s payment obligations under each such standby purchase agreement or letter of credit will be fully and unconditionally guaranteed by AIG pursuant to a general guarantee relating to all standby purchase agreements or letters of credit or a specific guarantee relating to the relevant standby purchase agreement or letter of credit.

      During the quarter ended September 30, 2003, AIG Liquidity Corp. offered payment obligations up to a maximum amount of $26.0 million under a standby purchase agreement in support of certain municipal bonds.

      11)     Accounting Standards

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

      AIG guarantees the indebtedness of third parties principally in connection with AIG SunAmerica Inc.’s (AIG SunAmerica) investments in affordable housing properties. The guarantees are issued primarily to facilitate financing for the construction of the underlying properties, and range in duration of up to ten years. Since the inception of this investment program over ten years ago, payments under these guarantees have been insignificant. This is due to the fact that the loans are first backed by the creditworthiness of the third party general partner; and secondly, are secured by the underlying properties. The maximum exposure before consideration of the applicable security under these guarantees as of September 30, 2003 is approximately $2.9 billion.

      In addition, AIG’s real estate investment operations will occasionally extend similar guarantees to real estate partnerships in which they are an investor. The guarantees facilitate financing for the construction, and/or purchase of land. There have been no payments to date under these guarantees. This is due to the fact that the loans are first backed by the creditworthiness of the third party general partner; and secondly, are secured by the underlying properties. The maximum exposure before consideration of the applicable security under these guarantees as of September 30, 2003 is approximately $175 million.

      Through its ILFC subsidiary, AIG has also provided other types of guarantees. From time to time, ILFC participates with airlines, banks and other financial institutions to assist in financing aircraft by providing asset guarantees, put options or loan guarantees. Historically, losses arising from these guarantees have been immaterial, as ILFC has recourse to the value of the underlying aircraft, which offsets ILFC’s exposure, should ILFC be called upon to fulfill its obligations under these guarantees. The maximum exposure before consideration of the applicable security of these guarantees as of September 30, 2003 is approximately $964 million.

      In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN46). FIN46 changes the method of determining whether certain entities should be consolidated in AIG’s consolidated financial statements. An entity is subject to FIN46 and is called a Variable Interest Entity (VIE) if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity investors that cannot make significant decisions about the entity’s operations or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE or both. All other entities not considered VIEs are evaluated for consolidation under existing guidance.

      The provisions of FIN46 are to be applied immediately to VIEs created after January 31, 2003 and to VIEs in which AIG obtains an interest after that date. For VIEs in which AIG holds a variable interest that it acquired before February 1, 2003, FIN46 was to be applied at the beginning of the fiscal quarter ended September 30, 2003. However, the FASB, at its meeting on October 8, 2003, issued staff position 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of VIEs” (FSP46-6). FSP46-6 delayed the implementation provisions for entities created before February 1, 2003 to the fiscal quarter ended December 31, 2003. Therefore, AIG delayed implementation of the provisions of FIN46 related to entities created before February 1, 2003 from July 1, 2003 to December 31, 2003. For any VIEs that must be consolidated under FIN46 that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIEs will be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.

      FASB continues to re-evaluate and potentially modify many of the provisions of FIN46. In its present form, AIG estimates that it will consolidate approximately $6 billion of assets and liabilities, and will record a one-time cumulative accounting charge upon adoption of FIN46 which will not have a material effect on AIG’s results of operations. Of that total approximately $3.5 billion relates to third party investments in Collateralized Bond and Loan Obligation trusts (collectively, Collateralized Debt Obligation trusts or CDO trusts), that are managed by AIG subsidiaries. The AIG subsidiaries receive fees for management of the assets held in the CDO trust, which support the issuance of securities sold by the CDO trust. AIG subsidiaries may take minority equity and/or fixed-income security interests in the CDO trust. AIG subsidiaries have entered into such arrangements to expand their asset management activities. In these structures, the third-party investors have recourse only to the CDO trust and have no recourse to AIG subsidiaries.

      In addition, approximately $2 billion relates to other liabilities arising from AIG’s real estate partnerships, principally connected to affordable housing transactions involving AIG SunAmerica subsidiaries. Of the $2 billion, only approximately $200 million relates to third-party debt obligations and approximately $100 million relates to third-party equity.

      Of the remainder, approximately $500 million involves ILFC and arises principally from a sale-leaseback transaction.

      In addition to the VIE activities noted above, AIG uses VIEs primarily in connection with certain guaranteed investment contract programs (GIC Programs) written by its life insurance subsidiaries, certain products provided by AIGFP, and certain invested asset activities.

      In the GIC Programs, AIG’s life insurance subsidiaries (principally SunAmerica Life Insurance Company) provide guaranteed investment contracts (GICs) to VIEs which are not controlled by that subsidiary or any other AIG entity and for which no AIG entity has a direct variable interest, as defined under FIN 46, in the entity. The VIE issues notes or bonds which are sold to third party institutional investors. Neither the insurance company issuing the GICs nor any other AIG entity has any obligation to the investors in the notes or bonds. The proceeds from the securities issued by the VIE are invested by the VIE in the GICs. The insurance company subsidiaries use their proceeds to invest in a diversified portfolio of securities, primarily investment grade bonds. Both the assets and the liabilities of the insurance companies arising from these GIC Programs are presented in AIG’s consolidated balance sheet. Thus, at September 30, 2003, approximately $34 billion of policyholders’ contract deposits represented liabilities from issuances of GICs included in these GIC Programs, offset by the proceeds from the issuances, which are included as insurance invested assets.

      AIGFP uses VIEs as an integral part of its ongoing operations with respect to specific structured transactions with independent third parties. In most instances, AIGFP controls and manages the assets and liabilities with respect to these VIEs, subject to certain transaction specific limitations. These VIEs are fully consolidated by AIG. AIGFP also sponsors a VIE that issues commercial paper and secured liquidity notes to third-party institutional investors. This VIE uses the proceeds of these offerings to obtain beneficial interests in certain financial assets (total assets of approximately $865 million), which serve as collateral for the securities issued by the VIE. AIGFP provides credit and liquidity support to this VIE, which is not required to be consolidated by AIG pursuant to FIN 46.

      AIG’s insurance operations also invest in assets of VIEs. These VIEs are established by unrelated third parties. Investments include collateralized mortgage backed securities and similar securities backed by pools of mortgages, consumer receivables or other assets. The investment in a VIE allows AIG’s insurance entities increased flexibility to purchase assets permitted by insurance regulations. These VIEs are not required to be consolidated by AIG pursuant to FIN 46.

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

      With respect to net income for the nine months and quarter ended September 30, 2003 and 2002, the following table provides a pro forma reconciliation as if AIG had adopted the recognition provisions of FAS 123 at its inception:

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002
(in millions, except per share amounts)
Net income, as reported	$6,567	$5,623	$2,337	$1,842
Actual stock-based compensation recognized, net of tax	11	—	5	—

	6,578	5,623	2,342	1,842
Pro forma stock-based compensation, net of tax	43	42	14	14
Actual stock-based compensation recognized, net of tax	11	—	5	—

Net income, pro forma	$6,524	$5,581	$2,323	$1,828

Earnings per common share:
Basic:
Net income, as reported	$2.52	$2.15	$0.90	$0.70
Stock-based compensation, net of tax	(0.02)	(0.01)	(0.01)	—

Net income, pro forma	$2.50	$2.14	$0.89	$0.70

Diluted:
Net income, as reported	$2.50	$2.13	$0.89	$0.70
Stock-based compensation, net of tax	(0.02)	(0.01)	(0.01)	—

Net income, pro forma	$2.48	$2.12	$0.88	$0.70

Average shares outstanding:
Basic	2,610	2,613	2,610	2,610
Diluted	2,628	2,635	2,628	2,634

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

      FAS 150 is effective for the quarter ending September 30, 2003. As of September 30, 2003, $1.68 billion of preferred instruments previously classified on AIG’s consolidated balance sheet as “Preferred shareholders’ equity in subsidiary companies” shall now be classified in a new liability caption entitled “Preferred shareholders’ equity in subsidiary companies subject to mandatory redemption.” Restatement of financial statements for prior periods is not permitted.

      In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1). FASB did not object to the issuance of SOP 03-1. This statement is effective as of January 1, 2004, and will require AIG to recognize a liability for guaranteed minimum death benefits and other living benefits related to its variable annuity and variable life contracts and modify certain disclosures and financial statement presentations for these products. AIG continues to evaluate the provisions of SOP 03-1. Management currently expects the one-time cumulative accounting charge upon adoption to approximate $200 million after income taxes, to be recorded in the first quarter of 2004, which is not material to AIG’s financial condition or liquidity.

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

Executive Summary

      AIG’s operations are conducted principally through four business segments: general insurance, life insurance, financial services and retirement services & asset management. Within each of these business segments are various operating groups generally formed based upon products or services which may be offered in different geographic locations.

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

Consolidated Results

      AIG’s revenues in the first nine months of 2003 increased 18.4 percent to $59.12 billion when compared to $49.9 billion in the same period of 2002. Growth in revenues was primarily attributable to the growth in net premiums earned from the global insurance operations. This growth was negatively impacted by realized capital losses incurred of $1.35 billion in 2003 compared to $1.46 billion in 2002.

      AIG’s income before income taxes and minority interest increased 16.6 percent in the first nine months of 2003 when compared to the same period of 2002. General insurance operating income was the primary reason for this growth. Similarly, general insurance operating income was the primary factor in the 28.4 percent growth in AIG’s income before income taxes and minority interest for the third quarter of 2003 when compared to the third quarter of 2002.

      AIG’s effective income tax rates were 30.48 percent for net income and 33.58 percent for realized capital gains (losses) in 2003 compared to 30.53 percent and 34.76 percent, respectively, in 2002.

      AIG’s net income in the first nine months of 2003 increased 16.8 percent to $6.57 billion when compared to $5.62 billion in the same period of 2002. For the third quarter of 2003, AIG’s net income increased 26.9 percent to $2.34 billion when compared to $1.84 billion in the same period of 2002. For both the nine month and three month periods, general insurance operating income as well as reduced realized capital losses overall, were the primary factors for these increases over 2002.

      The following table summarizes the operations of each principal segment for the first nine months of 2003 and 2002:

(in millions)

	2003	2002

Revenues:
General insurance(a)	$25,258	$19,156
Life insurance(b)	25,844	23,558
Financial services(c)	5,495	4,961
Retirement services & asset management(d)	2,768	2,637
Other	(241)	(363)

Total	$59,124	$49,949

Operating income:
General insurance	$3,596	$2,711
Life insurance	4,201	3,799
Financial services	1,762	1,568
Retirement services & asset management	917	808
Other	(618)	(431)

Total	$9,858	$8,455

(a) Represents the sum of net premiums earned, net investment income and realized capital gains (losses).

(b) Represents the sum of GAAP life premiums, net investment income and realized capital gains (losses).

(c) Represents financial services commissions, transactions and other fees.

(d) Represents retirement services & asset management commissions and other fees.

     General Insurance: General insurance operating income increased 32.7 percent in the first nine months of 2003 compared to the same period in 2002. General insurance operating income increased 47.4 percent in the third quarter of 2003 when compared to the same period of 2002. These significant increases were primarily attributable to strong growth in operating income with respect to Domestic Brokerage Group’s and Foreign General’s operations. In addition, the level of realized capital losses with respect to general insurance operations amounted to $331 million and $492 million for the first nine months of 2003 and 2002, respectively, and $75 million and $210 million for the third quarter of 2003 and 2002, respectively.

      Life Insurance: Life insurance operating income increased 10.6 percent in the first nine months of 2003 compared to the same period in 2002. This increase resulted from growth in each of AIG’s principal life insurance businesses, partially offset by realized capital losses of $776 million and $601 million for the first nine months of 2003 and 2002, respectively.

      Financial Services: Financial services operating income increased 12.3 percent in the first nine months of 2003 compared to the same period in 2002, reflecting profits derived from a diversified range of businesses and products.

      Retirement Services & Asset Management: Retirement services & asset management operating income increased 13.5 percent in the first nine months of 2003 when compared to the same period in 2002 as a result of the upturn in the stock market and the improved economic outlook.

      Realized Capital Losses: During the first nine months of 2003 and third quarter of 2003, AIG’s realized capital losses aggregated $1.35 billion and $360 million, respectively. These realized capital losses primarily reflect impairment loss provisions. Upon the ultimate disposition of these holdings, a portion of these losses may be recovered depending on future market conditions.

      Capital Resources: At September 30, 2003, AIG had total capital funds of $68.17 billion and total borrowings of $76.74 billion. At that date, $67.66 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

      During the period from January 1, 2003 through September 30, 2003, AIG repurchased in the open market 3,322,500 shares of its common stock.

      Liquidity: At September 30, 2003, consolidated invested assets were $499.9 billion including $15.43 billion in cash and short-term investments. Consolidated net cash provided from operating activities in the first nine months of 2003 amounted to $20.58 billion.

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

      In the Life Insurance segment, AIG expects continued growth overall, focused in its major product lines such as Life Insurance, Personal Accident, Pension & Investment Products, and Group Life/Health. AIG continues to expand its operations in China, becoming the first foreign insurance organization to have wholly owned life insurance operations in Beijing, Suzhou, Dongguan and Jiangmen as well as previously established operations in Shanghai, Foshan, Guangzhou and Shenzhen. AIG also expects India, Korea and Vietnam to offer additional opportunities for growth. Asia, the largest region of Foreign Life, had good operating income and premium growth in the first nine months of 2003.

      AIG expects that ILFC will continue its growth and operating profitability as the airline industry recovery accelerates. ILFC derives over 80 percent of its lease revenues from foreign carriers, thus limiting its exposure to the domestic commercial aviation market which is more depressed than the rest of the industry. AIG is also optimistic about opportunities for growth in its consumer finance business both domestically and through continued expansion of overseas credit card operations and alternative distribution systems such as the use of the Internet. During 2003, AIG also expects to expand its recently formed international retirement services operations.

      AIG has many promising growth initiatives underway around the world in its insurance and other operations. Cooperative agreements such as those in Russia and with the People’s Insurance Company of China are expected to expand distribution networks for AIG’s products and investment opportunities.

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

Deferred Policy Acquisition Costs (General Insurance, Life Insurance and Retirement Services and Asset Management):

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

      As previously noted, AIG believes it should present and discuss its financial information in a manner most meaningful to its investors. Accordingly, in its general insurance business, AIG uses certain non-GAAP measures, where AIG has determined these measurements to be useful and meaningful.

      A critical discipline of a successful general insurance business is the objective to produce operating income from underwriting exclusive of investment related income. When underwriting is not profitable, premiums are inadequate to pay for insured losses and underwriting related expenses. In these situations, the addition of general insurance related investment income and realized capital gains may, however, enable a general insurance business to produce operating income. If underwriting losses persist over extended periods, an insurance company will likely not continue to exist as a going concern. For these reasons, AIG views underwriting profit to be critical in the overall evaluation of performance. Although in and of itself not a GAAP measurement, AIG believes this measurement is a useful and meaningful disclosure. (See also the discussion under “Liquidity” herein.)

      General insurance operating income is comprised of underwriting profit, net investment income and realized capital gains and losses. These components, as well as net premiums written, net premiums earned and statutory ratios for the nine month periods ending September 30, 2003 and 2002 were as follows:

(in millions, except ratios)

	2003	2002

Net premiums written:
DBG	$14,734	$11,030
Transatlantic	2,472	1,843
Personal Lines	2,704	2,369
Mortgage Guaranty	390	381
Foreign General	5,753	4,579

Total	$26,053	$20,202

Net premiums earned:
DBG	$12,829	$9,379
Transatlantic	2,319	1,745
Personal Lines	2,644	2,107
Mortgage Guaranty	365	376
Foreign General	5,175	3,955

Total	$23,332	$17,562

Underwriting profit:
DBG	$721	$402
Transatlantic	75	31
Personal Lines	73	10
Mortgage Guaranty	208	222
Foreign General	593	452

Total	$1,670	$1,117

Net investment income:
DBG	$1,296	$1,185
Transatlantic	202	190
Personal Lines	100	91
Mortgage Guaranty	111	109
Intercompany adjustments and eliminations — net	5	17
Foreign General	543	494

Total	$2,257	$2,086

Realized capital gains (losses)	(331)	(492)

Operating income	$3,596	$2,711

Domestic General:
Loss Ratio	77.55	78.41
Expense Ratio	16.69	17.86

Combined Ratio	94.24	96.27

Foreign General:
Loss Ratio	60.94	61.25
Expense Ratio	26.87	28.30

Combined Ratio	87.81	89.55

Consolidated:
Loss Ratio	73.87	74.54
Expense Ratio	18.94	20.23

Combined Ratio	92.81	94.77

General Insurance Results

      During the first nine months of 2003, net premiums written and net premiums earned increased 29.0 percent and 32.9 percent, respectively, from those of 2002.

      Commencing in the latter part of 1999 and continuing through and into the current quarter, the commercial property-casualty market place has experienced rate increases. Virtually all areas of DBG have experienced rate increases, as well as maintaining an excellent retention rate for desired renewal business. The vast majority of the increase in the first nine months of 2003 resulted from rate increases with respect to renewed business. Overall, DBG’s net premiums written increased $3.70 billion or 33.6 percent in the first nine months of 2003 over 2002. Adjusting this growth for cancelled or non-renewed business, such growth would have approximated 40 percent.

      Personal Lines’ net premiums written increased 14.1 percent or $335 million in the first nine months of 2003 from 2002, reflecting auto insurance rate increases in many states.

      Foreign General insurance net premiums written increased 25.6 percent and net premiums earned increased 30.8 percent in the first nine months of 2003 when compared to the same period of 2002.

      Net premiums written growth was most significant in Continental Europe and the United Kingdom. The product lines that had significant growth were excess casualty and financial lines.

      In comparing the average foreign currency exchange rates used to translate the results of AIG’s foreign general operations during the first nine months of 2003 to those average foreign currency exchange rates used to translate AIG’s Foreign General results during the same period of 2002, the U.S. dollar weakened slightly in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, when foreign net premiums written were translated into U.S. dollars for the purposes of the preparation of the consolidated financial statements, total general insurance net premiums written were approximately 1.8 percentage points more than they would have been if translated utilizing those average foreign currency exchange rates which prevailed during that same period of 2002.

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

      The effects of catastrophes incurred in the first nine months of 2003 and 2002 were insignificant. With respect to catastrophe losses, AIG believes that it has taken appropriate steps to reduce the magnitude of possible future losses. The occurrence of one or more catastrophic events of unanticipated frequency or severity, such as a terrorist attack, earthquake, or hurricane, that causes insured losses, however, could have a material adverse effect on AIG’s results of operations, liquidity or financial condition. Current techniques and models may not accurately predict in the future the probability of catastrophic events and the extent of the resulting losses. Moreover, one or more catastrophe losses could impact negatively AIG’s reinsurers and result in an inability of AIG to collect reinsurance recoverables. The impact of losses caused by catastrophes can fluctuate widely from period to period, making comparisons of recurring type business more difficult.

      General insurance net investment income in the first nine months of 2003 increased 8.2 percent when compared to the same period of 2002. The invested cash flow resulting from the growth in net premiums written in this and prior periods had a positive impact on net investment income. (See also the discussion under “Liquidity” herein.)

      General insurance realized capital losses were $331 million and $492 million in the first nine months of 2003 and 2002, respectively. These realized capital losses resulted from the ongoing management of the general insurance investment portfolios within the overall objectives of the general insurance operations and reflect continued weakness in the equity markets and impairment loss provisions for both equity and fixed income holdings. (See the discussion on “Valuation of Invested Assets” herein.)

      General insurance operating income for the first nine months of 2003 increased 32.7 percent to $3.60 billion. The contribution of general insurance operating income to AIG’s consolidated income before income taxes and minority interest was 36.5 percent during the first nine months of 2003 compared to 32.1 percent in the same period of 2002.

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

      AIG’s general reinsurance assets amounted to $31.68 billion at September 30, 2003 and resulted from AIG’s reinsurance arrangements. Thus, a credit exposure existed at September 30, 2003 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2002, approximately 40 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, the majority of these balances were collateralized. The remaining 60 percent of the general reinsurance assets were from authorized reinsurers and over 90 percent of such balances are from reinsurers rated A-(excellent) or better, as rated by A.M. Best. Through September 30, 2003, these distribution percentages have not changed significantly. This rating is a measure of financial strength. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness.

      AIG’s allowance for estimated unrecoverable reinsurance has not changed significantly from December 31, 2002 when AIG had allowances for unrecoverable reinsurance approximating $120 million. At September 30, 2003, AIG had no significant reinsurance recoverables from any individual reinsurer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

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

      At September 30, 2003, the general reinsurance assets of $31.68 billion include reinsurance recoverables for paid losses and loss expenses of $4.11 billion and $23.36 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments thereto are reflected in income currently. It is AIG’s belief that the ceded reserves at September 30, 2003 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

Reserve for Losses and Loss Expenses

      The table below classifies as of September 30, 2003 the components of the general insurance reserve for losses and loss expenses (loss reserves) with respect to major lines of business on a statutory basis*:

(in millions)

Other Liability Occurrence	$15,513
Other Liability Claims Made	10,296
Workers Compensation	7,066
Auto Liability	5,417
International	3,215
Property	3,293
Reinsurance	2,177
Medical Malpractice	1,789
Aircraft	1,568
Products Liability	1,281
Accident & Health	1,132
Fidelity/Surety	1,008
Other	4,693

Total	$58,448

*	Presented pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

     These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR and loss expenses. Certain of these loss reserves are discounted. These discounted reserves relate primarily to certain workers’ compensation claims.

      At September 30, 2003, general insurance net loss reserves increased $4.35 billion from prior year end to $35.09 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management’s belief that the general insurance net loss reserves are adequate to cover all general insurance net losses and loss expenses as at September 30, 2003. There can be no assurance that AIG’s ultimate loss reserves will not adversely develop and materially exceed AIG’s loss reserves as of September 30, 2003. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on future results of operations.

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

      A number of actuarial assumptions are made in the review of reserves for each individual segment.

For segments in longer tail lines of business, actuarial assumptions generally are made with respect to the following:

1.	Loss trend factors which are used to establish expected loss ratios for subsequent accident years based on the projected loss ratio for prior accident years.

2.	Expected loss ratios for the latest accident year (i.e. accident year 2002 for the year end 2002 loss reserve analysis) and in some cases, for accident years prior to the latest accident year. The expected loss ratio generally reflects the projected loss ratio from prior accident years, adjusted for the loss trend (See 1 above) and the impact of rate changes and other quantifiable factors. For low frequency, high severity classes such as Excess Casualty and Directors and Officers Liability (D & O), expected loss ratios generally are utilized for at least the three most recent accident years.

3.	Loss development factors which are used to project the reported losses for each accident year to an ultimate basis.

      AIG records quarterly changes in loss reserves for each of its many general insurance profit centers. The overall change in AIG’s loss reserves is based on the sum of these profit center level changes. For most profit centers which write longer tail classes of casualty coverage, the process of recording quarterly loss reserve changes involves determining the estimated current loss ratio for each class of coverage. This loss ratio is multiplied by the current quarter’s net earned premium for that class of coverage to determine the quarter’s total estimated net incurred loss and loss expense. The change in loss reserves for the quarter for each class is thus the difference between the net incurred loss and loss expense, estimated as described above, and the net paid losses and loss expenses in the quarter.

      The process of determining the current loss ratio for each class or business segment begins in the profit centers in the latter part of the previous year. The loss ratios determined for each profit center are based on a variety of factors. These include, but are not limited to, the following considerations: prior accident year and policy year loss ratios; actual and anticipated rate changes; actual and anticipated changes in coverage, reinsurance, or mix of business; actual and anticipated changes in external factors impacting results, such as trends in loss costs or in the legal and claims environment. Each profit center’s loss ratio for the following year is subject to review by the profit center’s management, by actuarial and accounting staff, and ultimately by senior management. At the close of each quarter, the assumptions underlying the loss ratios are reviewed to determine if the loss ratios based thereon remain appropriate. This process includes a review of the actual claims experience in the quarter, actual rate changes achieved, actual changes in coverage, reinsurance or mix of business, and changes in all other factors that may affect the loss ratio. When this review suggests that the initially determined loss ratio is no longer appropriate, the loss ratio for current business would be changed to reflect the revised assumptions.

      For profit centers or business segments writing short tail coverages, such as property coverages, the process of recording quarterly loss reserve changes is geared toward maintaining an appropriate reserve level for the outstanding exposure, rather than determining an expected loss ratio for current business. For example, the IBNR reserve required for a class of property business might be expected to approximate 20 percent of the latest year’s earned premium, and this level of reserve would be maintained regardless of the loss ratio emerging in the current quarter. The 20 percent factor would be adjusted to reflect changes in rate levels, loss reporting patterns, known exposures to large unreported losses, or other factors affecting the particular class of business.

      A comprehensive annual loss reserve review is conducted in the fourth quarter of each year for each AIG general insurance subsidiary. These reviews are conducted in full detail for each class or segment of business for each subsidiary, and thus consist of literally hundreds of individual analyses. The purpose of these reviews is to confirm the reasonableness of the reserves carried by each of the individual subsidiaries, and thereby of AIG’s overall carried reserves. The reserve analysis for each business segment or class is performed by the actuarial personnel who are most familiar with that segment’s business. In completing these detailed actuarial reserve analyses, the actuaries are required to make numerous assumptions, including for example the selection of loss development factors and loss cost trend factors. They are also required to determine and select the most appropriate actuarial method(s) to employ for each business segment. Additionally, they must determine the appropriate segmentation of data or segments from which the adequacy of the reserves can be most accurately tested. In the course of these detailed reserve reviews for each business segment, a point estimate of the loss reserve is generally determined. The sum of these point estimates for each of the individual business segments for each subsidiary provides an overall actuarial point estimate of the loss reserve for that subsidiary. The overall actuarial point estimate is compared to the subsidiary’s carried loss reserve. If the carried reserve can be supported by actuarial methods and assumptions which are also believed to be reasonable, then the carried reserve would generally be considered reasonable and no adjustment would be considered. The ultimate process by which the actual carried reserves are determined considers not only the actuarial point estimate but a myriad of other factors. Other crucial internal and external factors considered include a qualitative assessment of inflation and other economic conditions in the United States and abroad, changes in the legal, regulatory, judicial and social environments, underlying policy pricing, terms and conditions, and claims handling.

      In the 2002 year-end actuarial loss reserve analysis for DBG, the more recent accident years showed significant increases in loss development for the excess casualty and directors and officers liability classes, as well as lesser amounts in certain other classes including healthcare liability. As a result, the actuaries performing the loss reserve analyses for these classes modified their historical assumptions in producing the point estimate of required reserves. A key modification was to give additional weight to the actual loss development in the immature years. For example, for the excess casualty lead umbrella segment, the actual loss developments for accident year 1999 were used, even though that development normally would have been considered too immature to produce reliable results (and therefore, not used under historical assumptions). Another key change for the most recent accident years (generally accident years 2000, 2001 and 2002) was, although the actuaries continued to use actuarial assumptions that rely on expected loss ratios based on the results of prior accident years, the expected loss ratio assumptions used gave far greater weight to more recent accident year experience than was the case in the historical assumptions. Thus for the excess casualty lead umbrella segment described above, the actuaries gave 100 percent weight to the results of the 1997 through 1999 accident years only, giving no weight to the more favorable development of all prior years, in setting expected loss ratio assumptions for accident years 2000 to 2002. Again, using the lead umbrella segment as an example, rather than using the historical loss trend factor of 2.5 percent per year as actually experienced, the actuaries used 7.5 percent as the annual loss cost trend factor, reflecting the more current experience. As a result of the modified assumptions, the actuaries developed a second point estimate of the net loss reserve for DBG.

      Loss development trends for long tail lines such as Excess Casualty and D&O, however, have not followed any consistent trend. This has at times led to overstated loss ratio projections and is a key reason why the actuaries have customarily utilized the historical projection method, which gave more weight to the experience of older, more mature accident years. For long tail lines, judgment is required in analyzing the appropriate weighting of current trends to avoid overreacting to data anomalies that may distort such current trends. Given the accuracy of the historical approach and the uncertainty of the more recent trends, AIG management decided to give approximately equal weight to the point estimate of the required reserve resulting from the historical assumptions and the point estimate of the required reserve from the modified assumptions described above in determining the actual loss reserve carried at year-end 2002.

      AIG’s annual loss reserve does not calculate a range of loss reserve estimates. Because AIG’s general insurance business is primarily in long tail casualty lines driven almost entirely by severity rather than frequency of claims, developing a range around loss reserve estimates would not be meaningful. An estimate is calculated which AIG’s actuaries believe provides a reasonable estimate of the required reserve. This amount is evaluated against actual carried reserves. It must be understood that there is the potential for significant variation in the actual results versus the assumptions used to test the reserves, particularly for the long tail casualty classes of business such as excess casualty. As an example, for the lead umbrella segment of the excess casualty class of business, a 5 percent change in the assumed loss cost trend from each accident year to the next would cause approximately a $300 million impact (either positively or negatively) in the net loss and loss expense reserve position for that segment. As noted above, the modified assumptions used in the year-end 2002 loss reserve review adjusted the loss trend assumption from the historical 2.5 percent to 7.5 percent. Thus, this change in assumptions caused approximately a $300 million change in the overall AIG loss reserve position. In the early 1990’s actual loss cost trends were negative for the excess casualty class, whereas in the late 1990’s they spiked significantly and ran well into the double digits. Thus, while the 7.5 percent assumption used in the modified assumptions for year-end 2002 is believed to be reasonable, there can be no assurance that actual loss trends will not deviate significantly from this assumption. Another key assumption for long tail classes such as excess casualty is the loss development factors which are utilized to project the reported losses for each year to an ultimate basis. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Again using the excess casualty class as an example, if future loss development factors differed by 5 percent from those utilized in the year-end 2002 loss reserve review, there would be approximately a $200 million impact to the overall AIG loss reserve position.

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

      Estimation of asbestos and environmental claims loss reserves is a difficult process. These asbestos and environmental claims cannot be estimated by conventional reserving techniques previously described. Quantitative techniques frequently have to be supplemented by subjective considerations including managerial judgment. Significant factors which affect the trends which influence the development of asbestos and environmental claims are the inconsistent court resolutions and judicial interpretations which broaden the intent of the policies and scope of coverage. The current case law can be characterized as still evolving and there is little likelihood that any firm direction will develop in the near future. Additionally, the exposure for cleanup costs of hazardous waste dump sites involves issues such as allocation of responsibility among potentially responsible parties and the government’s refusal to release parties.

      In the interim, AIG and other industry members have and will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues. At the current time, it is not possible to determine the future development of asbestos and environmental claims with the same degree of reliability as is the case for other types of claims. Such development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by the changes in Superfund and waste dump site coverage issues. Although the estimated liabilities for these claims are subject to a significantly greater margin of error than for other claims, the reserves carried for these claims at September 30, 2003 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG’s net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. In the future, if the environmental claims develop deficiently, such deficiency would have an adverse impact on future results of operations. (See the previous discussion on reinsurance collectibility herein.)

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

      A summary of reserve activity for the nine months ended September 30, 2003 and 2002, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined, is as follows:

(in millions)

	2003		2002

	Gross	Net	Gross	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$1,304	$400	$1,114	$312
Losses and loss expenses incurred*	163	54	187	100
Losses and loss expenses paid*	(224)	(55)	(143)	(53)

Reserve for losses and loss expenses at end of period	$1,243	$399	$1,158	$359

Environmental:
Reserve for losses and loss expenses at beginning of year	$832	$296	$1,115	$407
Losses and loss expenses incurred*	131	30	(62)	(29)
Losses and loss expenses paid*	(92)	(35)	(121)	(50)

Reserve for losses and loss expenses at end of period	$871	$291	$932	$328

Combined:
Reserve for losses and loss expenses at beginning of year	$2,136	$696	$2,229	$719
Losses and loss expenses incurred*	294	84	125	71
Losses and loss expenses paid*	(316)	(90)	(264)	(103)

Reserve for losses and loss expenses at end of period	$2,114	$690	$2,090	$687

*	All amounts pertain to policies underwritten in prior years.

     The gross and net IBNR included in the aforementioned reserve for losses and loss expenses at September 30, 2003 and December 31, 2002 were estimated as follows:

(in millions)

	2003		2002

	Gross	Net	Gross	Net

Combined	$1,039	$284	$1,022	$283

      A summary of asbestos and environmental claims count activity for the nine month periods ended September 30, 2003 and 2002 was as follows:

	2003			2002

	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	7,085	8,995	16,080	6,670	9,364	16,034
Claims during year:
Opened	335	944	1,279	752	1,283	2,035
Settled	(62)	(119)	(181)	(80)	(456)	(536)
Dismissed or otherwise resolved	(119)	(1,146)	(1,265)	(287)	(1,087)	(1,374)

Claims at end of period	7,239	8,674	15,913	7,055	9,104	16,159

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

      AIG’s survival ratios for involuntary asbestos and environmental claims, separately and combined, were based upon a three year average payment. These ratios at September 30, 2003 and 2002 were as follows:

	2003		2002

	Gross	Net	Gross	Net

Involuntary survival ratios:
Asbestos	4.4	4.4	3.7	4.2
Environmental	16.4	11.8	17.9	13.9
Combined	7.7	7.1	7.1	7.5

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

      AIG is also required to participate in various involuntary pools (principally workers’ compensation business) which provide insurance coverage for those not able to obtain such coverage in the voluntary markets. This participation is also recorded upon notification, as these amounts cannot be reasonably estimated.

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

      Life insurance operations presented on a major product basis for the nine month periods ending September 30, 2003 and 2002 were as follows:

(in millions)

	2003	2002

GAAP premiums:
Domestic:
Life Insurance	$1,314	$1,198
Individual Fixed Annuities	40	28
Individual Fixed Annuities — Runoff(a)	2	6
Home Service	625	642
Group Life/Health	765	729
Pension and Investment Products	1,051	881
Guaranteed Investment Contracts	14	34

Total Domestic	3,811	3,518

Foreign:
Life Insurance	9,537	8,754
Personal Accident	2,186	1,823
Group Products	945	849
Guaranteed Investment Contracts	84	87

Total Foreign	12,752	11,513

Total GAAP premiums	$16,563	$15,031

Net investment income:
Domestic:
Life Insurance	$966	$945
Individual Fixed Annuities	2,156	1,851
Individual Fixed Annuities — Runoff(a)	528	542
Home Service	511	508
Group Life/Health	87	80
Pension and Investment Products	717	603
Guaranteed Investment Contracts	1,628	1,622

Total Domestic	6,593	6,151

Foreign:
Life Insurance	2,820	2,454
Personal Accident	118	104
Group Products	248	172
Guaranteed Investment Contracts	288	256
Intercompany Adjustments	(10)	(9)

Total Foreign	3,464	2,977

Total net investment income	$10,057	$9,128

Realized capital gains (losses)	(776)	(601)

Total operating income	$4,201	$3,799

Life insurance in-force(b):
Domestic	$623,397	$577,686
Foreign(c)	783,040	746,765

Total	$1,406,437	$1,324,451

(a) Represents runoff annuity business largely sold through discontinued distribution channels.

(b) Amounts presented were as at September 30, 2003 and December 31, 2002.

(c) Amounts presented do not reflect acquisition of AIG Edison Life Insurance Company in Japan.

Life Insurance Results

      Life insurance operating income increased 10.6 percent to $4.20 billion during the first nine months of 2003 when compared to the same period last year.

      The contribution of life insurance operating income to AIG’s consolidated income before income taxes and minority interest amounted to 42.6 percent during the first nine months of 2003 compared to 44.9 percent in the same period of 2002. Contributing to the group’s performance were improved profit margins resulting from expense reductions, redeployment of invested assets achieving increased yields, monitoring of crediting rates to maintain margins and increased production of protection policies in Asia.

      AIG’s GAAP life premiums during the first nine months of 2003 increased by $1.53 billion, representing a 10.2 percent increase from the same period in 2002. Domestically, the growth is predominantly attributable to the Pension & Investment Products (which include structured settlements), Life Insurance and Group Life/Health. With respect to the Foreign Life segment, the majority of the growth was attributable to the Life Insurance and Personal Accident lines of business. This growth was most significant in Southeast Asia where AIG maintains significant market share established by its strong agency force and in Japan where AIG is benefiting from a flight to quality. Foreign life operations produced 77.0 percent and 76.6 percent of AIG’s consolidated GAAP life premiums in 2003 and 2002, respectively.

      New cash flows from guaranteed investment contract (GIC) sales were lower for the first nine months of 2003 compared to the same period in 2002 which is attributable to the opportunistic nature of the business, and that AIG subsidiaries only issue GICs when interest rate spreads are favorable.

While this has an impact on overall cash flow, there is an immaterial impact on life GAAP premiums, net investment income and operating income.

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

      As previously discussed, the U.S. dollar weakened slightly in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, for the first nine months of 2003, when foreign life premiums were translated into U.S. dollars for purposes of the preparation of the consolidated financial statements, total life premiums were approximately 1.9 percentage points more than they would have been if translated utilizing average exchange rates prevailing in 2002.

      Life insurance net investment income increased 10.2 percent during the first nine months of 2003. The growth in net investment income was attributable to both foreign and domestic invested new cash flow for investment as well as returns on nontraditional investments. This cash flow was generated from life insurance operations and included the compounding of previously earned and reinvested net investment income. (See also the discussion under “Liquidity” herein.)

      Life insurance realized capital losses for the first nine months were $776 million in 2003 and $601 million in 2002. These realized capital losses resulted from the ongoing management of the life insurance investment portfolios within the overall objectives of the life insurance operations and reflect continued weakness in the equity markets and impairment loss provisions for both equity and fixed income holdings. (See the discussion on “Valuation of Invested Assets” herein.)

Underwriting and Investment Risk

      The risks associated with the traditional life and accident and health products are underwriting risk and investment risk. The risk associated with the financial and investment contract products is primarily investment risk.

      Underwriting risk represents the exposure to loss resulting from the actual policy experience adversely emerging in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses. AIG’s foreign life companies limit their maximum underwriting exposure on traditional life insurance of a single life to approximately $1.5 million of coverage and AIG’s domestic life companies generally limit their maximum underwriting exposure on traditional life insurance of a single life to $2.5 million of coverage by using yearly renewable term reinsurance.

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

Financial Services Operations

      AIG’s financial services subsidiaries engage in diversified financial products and services including aircraft leasing, consumer and insurance premium financing, and capital markets transactions and market-making activities.

      AIG’s Aircraft Finance operations represent the operations of International Lease Finance Corporation (ILFC) which engages primarily in the acquisition of commercial jet aircraft and the leasing and remarketing of such aircraft to airlines around the world. Also, ILFC provides, for a fee, fleet management services to certain third-party operators. (See also Note 2 of Notes to Financial Statements.)

      During the third quarter, AIG combined the operations of AIG Financial Products Corp and its subsidiaries (AIGFP) and AIG Trading Group Inc. and its subsidiaries (AIGTG) into a Capital Markets reporting unit. AIGFP engages as principal in standard and customized interest rate, currency, equity, and credit products with top tier corporations, financial institutions, governments, agencies, institutional investors, and high net worth individuals throughout the world. AIGFP also raises funds through municipal re-investment contracts and other private and public security offerings, investing the proceeds in a diversified portfolio of high grade securities and derivative transactions. AIGTG engages in various commodity and foreign exchange trading and market making activities. (See also Note 2 of Notes to Financial Statements.)

      AIG’s Consumer Finance operations include American General Finance, Inc. and its subsidiaries (AGF) and AIG Consumer Finance Group, Inc. and its subsidiaries (CFG). AGF and CFG provide a wide variety of consumer finance products, including mortgages, consumer loans, retail sales finance and credit related insurance to customers both domestically and overseas, particularly in emerging markets. (See also Note 2 of Notes to Financial Statements.)

      Financial services operations for the nine month periods ending September 30, 2003, and 2002 were as follows:

(in millions)

	2003	2002

Revenues:
Aircraft Finance(a)	$2,272	$2,096
Capital Markets(b)	1,242	1,035
Consumer Finance(c)	1,957	1,838
Other	24	(8)

Total	$5,495	$4,961

Operating income:
Aircraft Finance	$548	$588
Capital Markets	729	592
Consumer Finance	489	409
Other, including intercompany adjustments	(4)	(21)

Total	$1,762	$1,568

(a) Revenues were from ILFC aircraft lease rentals.
(b) Revenues were primarily fees from AIGFP and AIGTG proprietary positions entered into in connection with counterparty transactions.
(c) Revenues were primarily finance charges.

Financial Services Results

      Financial services operating income increased 12.3 percent in the first nine months of 2003 over the same period of 2002. Financial services operating income represented 17.9 percent of AIG’s consolidated income before income taxes and minority interest in the first nine months of 2003. This compares to 18.6 percent in the same period of 2002.

      ILFC generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions. Revenues in the first nine months of 2003 increased 8.4 percent from the same period of 2002. The revenue growth resulted primarily from the increase in flight equipment under operating lease and the increase in the relative cost of the leased fleet. ILFC has historically derived over 80 percent of its lease revenues with respect to flight equipment from airlines based outside the United States and is not significantly exposed to current domestic airline difficulties. Passenger miles in Asia, a major market for ILFC, have increased substantially as the risk of SARS has abated.

      ILFC typically contracts to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, ILFC has generally been able to re-lease such aircraft within two to six months of its return. While some of the lease rates for aircraft that have been redeployed are lower, this is partially offset by low interest rates, which reduce ILFC’s financing costs. As a lessor, ILFC considers an aircraft “idle” or “off lease” when the aircraft is not subject to a signed lease agreement or signed letter of intent. There were no aircraft off lease at September 30, 2003. All new aircraft deliveries in 2003 and 2004 have been leased.

      At the conclusion of the third quarter, ILFC entered into a securitization of a portfolio of 37 aircraft, of which nine are to be transferred into this securitization subsequent to September 30, 2003. Certain of AIG’s life insurance and retirement services businesses purchased a large share of this securitization. This transaction had an insignificant impact on the results of the consolidated operations of AIG.

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

      During the first nine months of 2003, ILFC’s operating income decreased 6.7 percent from the same period of 2002 principally due to the impact of certain bankruptcy and other settlements received in 2002.

      ILFC finances its purchases of aircraft primarily through the issuance of a variety of debt instruments. The composite borrowing rates at the end of the first nine months of 2003 and 2002 were 4.63 percent and 4.95 percent, respectively. (See also the discussions under “Capital Resources” and “Liquidity” herein and Note 2 of Notes to Financial Statements.)

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

      AIGFP and AIGTG derive substantially all their revenues from proprietary positions entered in connection with counterparty transactions rather than from speculative transactions. AIGFP and AIGTG participate in the derivatives dealer market conducting, primarily as principal, an interest rate, currency, equity, commodity and credit derivative products business. As dealers, AIGFP and AIGTG mark their transactions daily to fair value. Thus, a gain or loss on each transaction is recognized daily. AIGFP and AIGTG hedge the market risks arising from their transactions. Therefore, revenues and operating income are not significantly exposed to or affected by market fluctuations and volatility. Revenues of AIGFP and AIGTG and the percentage change in revenues for any given period are significantly affected by the number and size of transactions entered into by AIGFP and AIGTG during that period relative to those entered into during the prior period. Operating income and the percentage change in operating income for any period are determined by the number, size and profitability of the transactions attributable to that period relative to those attributable to the prior period. Generally, the realization of operating income as measured by the receipt of funds over the course of time is not a significant reporting event as the profit or loss on AIGFP’s and AIGTG’s derivatives transactions have already been reflected in operating income at fair value at the inception.

      Capital Markets revenues in the first nine months of 2003 increased 20.0 percent from the same period of 2002. During the first nine months of 2003, operating income increased 23.1 percent from the same period of 2002. Such increases in revenues and operating income were attributable to AIGFP’s interest rate business segment. As AIGFP and AIGTG are transaction-oriented operations, current and past revenues and operating results may not provide a basis for predicting future performance. The breakdown by percentage contribution of revenues and operating income for AIGFP and AIGTG in the first nine months of 2003 and 2002 is set forth below. The percentages for operating income are the same as those for revenues because expenses are allocated across all products in proportion to the revenues generated by that product. Material changes in the distribution of revenues and operating income from period to period are not unusual due to the transactional nature of AIGFP’s and AIGTG’s business.

	2003	2002

Spread Income on Investments and Borrowings	33%	44%
Interest Rate and Currency Products	38	24
Commodity and Commodity Linked Products	3	7
Equity Linked Products	3	3
Credit Linked Products	22	21
Other revenue	1	1

      Derivative transactions are entered into in the ordinary course of AIGFP’s and AIGTG’s business. Therefore, income on interest rate, equity, commodity and credit derivatives along with their related hedges are recorded on a mark to market value or at estimated fair value where market prices are not readily available with the resulting unrealized gains or losses reflected in the income statement in the current year. In the first nine months of 2003, less than five percent of revenues resulted from transactions valued at estimated fair value. The mark to fair value of derivative transactions is reflected in the balance sheet in the captions “Unrealized gain on interest rate and currency swaps, options and forward transactions” and “Unrealized loss on interest rate and currency swaps, options and forward transactions”. The unrealized gain represents the aggregate of each net receivable by counterparty, and the unrealized loss represents the aggregate of each net payable by counterparty. These amounts will change from one period to the next due to changes in interest rates, currency rates, equity prices and other market variables, as well as cash movements, execution of new transactions and the maturing of existing transactions. Spread income on investments and borrowings are recorded on an accrual basis over the life of the transaction. Investments are classified as available for sale securities and are marked to market with the resulting unrealized gains or losses reflected in the equity section.

      The most significant component of AIGFP’s and AIGTG’s operating expenses is compensation, which approximated 33 percent and 34 percent of revenues in the first nine months of 2003 and 2002, respectively.

      Domestically, AIG’s consumer finance operations derive a substantial portion of their revenues from finance charges assessed on outstanding mortgages and finance receivables from the sub-prime market, while overseas operations are engaged in developing a multi-product consumer finance business with an emphasis on emerging markets. Revenues increased 6.5 percent in the first nine months of 2003 from the same period in 2002; operating income increased 19.4 percent compared to the 2002 period. The increase in revenues was the result of growth in average finance receivables and credit quality continues to be strong. Further reductions of the cost to borrow led to an improvement in the operating income over the previous period.

      Consumer finance operations are exposed to loss when contractual payments are not received. Collection exposure is managed through the mix of tight underwriting controls, types of loans and security thereon. (See also the discussions under “Capital Resources” and “Liquidity” herein and Note 2 of Notes to Financial Statements.)

Retirement Services & Asset Management Operations

      AIG’s retirement services & asset management operations offer a wide variety of investment products, including variable annuities, mutual funds, and investment asset management. Such products and services are offered to individuals and institutions both domestically and overseas.

      AIG’s principal retirement services & asset management operations are conducted through AIG SunAmerica Inc. (AIG SunAmerica), The Variable Annuity Life Insurance Company and its related marketing entities (AIG VALIC) and AIG Asset Management Holdings Corp. (formerly known as AIG Global Investment Group, Inc.) and its subsidiaries and affiliated companies (AIG Global Investment Group). AIG SunAmerica develops and sells variable annuities and other investment products, sells and manages mutual funds and provides financial services. AIG VALIC provides tax qualified annuities to the employees of educational, healthcare and governmental entities. AIG Global Investment Group manages third-party institutional, retail and private equity funds invested assets on a global basis, provides securities lending and custodial services and organizes, and manages the invested assets of institutional private equity investment funds. Each of these subsidiary operations receives fees for investment products and services provided.

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

      A number of guaranteed minimum death benefits (GMDB) and other similar benefits are offered on variable annuities. GMDB-related contract benefits incurred, net of reinsurance were $58 million and $54 million for the nine months ended September 30, 2003 and 2002, respectively. In accordance with GAAP, AIG expenses these benefits in the period paid.

      Retirement services & asset management operations for the nine month periods ending September 30, 2003 and 2002 were as follows:

(in millions)

	2003	2002

Revenues:
AIG VALIC	$1,702	$1,606
AIG SunAmerica	388	454
Other*	678	577

Total	$2,768	$2,637

Operating income:
AIG VALIC	$675	$572
AIG SunAmerica	23	57
Other*	219	179

Total	$917	$808

*	Includes AIG Global Investment Group and certain overseas variable annuity operations.

Retirement Services & Asset Management Results

      Retirement services & asset management operating income in the first nine months of 2003 increased 13.5 percent when compared to the same period of 2002 as a result of the upturn in the stock market and the improved economic outlook.

      Retirement services & asset management operating income represented 9.3 percent of AIG’s consolidated income before income taxes and minority interest in the first nine months of 2003. This compares to 9.6 percent in the same period of 2002.

      At September 30, 2003, AIG’s third party assets under management, including both retail mutual funds and institutional accounts, approximated $45 billion.

Other Operations

      Other realized capital losses amounted to $241 million and $363 million in the first nine months of 2003 and 2002, respectively.

      Other income (deductions)-net includes income generated by the investment of capital held by AIG SunAmerica outside of its life insurance subsidiaries, AIG’s equity in certain minor majority-owned subsidiaries and certain partially-owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. In the first nine months of 2003, other income (deductions) — net amounted to $(377) million. In the same period of 2002, other income (deductions) — net amounted to $(68) million. This decline was primarily the result of increases in pension, interest and administrative expenses, as well as the capital contribution of certain AIG SunAmerica partnership investments previously included herein to the life insurance and retirement services operations.

      Income before income taxes and minority interest amounted to $9.86 billion in the first nine months of 2003 compared to $8.46 billion in the same period of 2002.

      In the first nine months of 2003, AIG recorded a provision for income taxes of $3.01 billion compared to the provision of $2.58 billion in the same period of 2002. These provisions represent effective tax rates of 30.5 percent in the first nine months of 2003 and 2002.

      Minority interest represents minority shareholders’ equity in income of certain majority-owned consolidated subsidiaries. Minority interest amounted to $286 million and $251 million in the first nine months of 2003 and 2002, respectively.

      Net income amounted to $6.57 billion in the first nine months of 2003 and $5.62 billion in the same period of 2002. The increases in net income over the periods resulted from those factors described above.

Capital Resources

      At September 30, 2003, AIG had total capital funds of $68.17 billion and total borrowings of $76.74 billion. At that date, $67.66 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

Borrowings

      Total borrowings and borrowings not guaranteed or matched at September 30, 2003 and December 31, 2002 were as follows:

(in millions)

	2003	2002

GIAs — AIGFP	$14,093	$14,850

Commercial Paper:
ILFC(a)	1,499	4,213
AGF(a)	3,007	2,956
AIG Funding, Inc. (Funding)	2,846	1,645
AIG Credit Card Company (Taiwan)(a)	259	234
AIG Finance (Taiwan) Limited(a)	12	64

Total	7,623	9,112

Medium Term Notes:
AGF(a)	8,500	7,719
ILFC(a)	6,025	4,970
AIG	806	998

Total	15,331	13,687

Notes and Bonds Payable:
AIGFP	17,424	16,940
ILFC(a)(b)	13,938	9,825
AGF(a)	2,204	2,266
AIG	3,133	1,608
AGC	1,243	1,542

Total	37,942	32,181

Loans and Mortgages Payable:
AIG	373	697
AIGCFG(a)	564	735
ILFC(a)(c)	181	261
AIG Finance (Hong Kong) Limited(a)	200	229
Other subsidiaries(a)	437	133

Total	1,755	2,055

Total Borrowings	76,744	71,885

Borrowings not guaranteed by AIG	36,826	33,605
Matched GIA borrowings — AIGFP	14,093	14,850
Matched notes and bonds payable — AIGFP	16,741	16,526

	67,660	64,981

Remaining borrowings of AIG	$9,084	$6,904

(a) AIG does not guarantee these borrowings.
(b) Includes borrowings under Export Credit Facility of $1.9 billion.
(c) Capital lease obligations.

     At September 30, 2003, the commercial paper issued and outstanding was as follows:

(dollars in millions)

		Unamortized		Weighted	Weighted
	Net	Discount		Average	Average
	Book	and Accrued	Face	Interest	Maturity
	Value	Interest	Amount	Rate	In Days

ILFC	$1,499	$1	$1,500	1.07%	27
AGF	3,007	2	3,009	1.06	29
Funding	2,846	2	2,848	1.04	26
AIGCCC — Taiwan*	259	1	260	1.70	77
AIGF — Taiwan*	12	—	12	1.13	38

Total	$7,623	$6	$7,629	—	—

*	Issued in Taiwan N.T. dollars at prevailing local interest rates.

     The maturity distributions of total borrowings at September 30, 2003 and December 31, 2002 were as follows:

(in millions)

	2003	2002

Short-term borrowings	$20,761	$22,468
Long-term borrowings*	55,983	49,417

Total borrowings	$76,744	$71,885

*	Including commercial paper and excluding that portion of long-term debt maturing in less than one year.

     AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The borrowings may also be temporarily invested in securities purchased under agreements to resell. (See also the discussions under “Operational Review”, “Liquidity” and “Derivatives” herein.)

      AIG Funding, Inc. (Funding), through the issuance of commercial paper, helps fulfill the short-term cash requirements of AIG and its subsidiaries. Funding intends to continue to meet AIG’s funding requirements through the issuance of commercial paper guaranteed by AIG. The issuance of Funding’s commercial paper is subject to the approval of AIG’s Board of Directors.

      ILFC and AGF as well as AIG Credit Card Company (Taiwan) — (AIGCCC-Taiwan) and AIG Finance (Taiwan) Limited — (AIGF-Taiwan), both consumer finance subsidiaries in Taiwan, have issued commercial paper for the funding of their own operations. At September 30, 2003, AIG did not guarantee the commercial paper of any of its subsidiaries other than Funding. On July 8, 2002, AGC ceased issuing commercial paper under its program. AGC’s funding requirements are now being met through Funding’s commercial paper program. (See also the discussion under “Derivatives” herein.)

      AIG and Funding are parties to unsecured syndicated revolving credit facilities (collectively, the Facility) aggregating $2.75 billion. The Facility consists of $1.375 billion in a short-term revolving credit facility and $1.375 billion in a five year revolving credit facility. The Facility can be used for general corporate purposes and also to provide backup for Funding’s commercial paper programs. There are currently no borrowings outstanding under the Facility, nor were any borrowings outstanding as of September 30, 2003.

      AGF is a party to unsecured syndicated revolving credit facilities aggregating $3.0 billion. The facilities consist of $1.5 billion in a short-term revolving credit facility and $1.5 billion in a five year revolving credit facility, which support AGF’s commercial paper borrowings. There are currently no borrowings under these facilities, nor were any borrowings outstanding as of September 30, 2003. AGF had $2.8 billion in aggregate principal amount of debt securities registered and available for issuance at September 30, 2003. AGF uses the proceeds from the issuance of notes and bonds for the funding of its finance receivables.

      As of November 2001, AIG guaranteed the notes and bonds of AGC. During 2002, AGC issued $200 million in notes which matured in March 2003.

      ILFC is a party to unsecured syndicated revolving credit facilities aggregating $3.15 billion to support its commercial paper program. The facilities consist of $2.15 billion in a short-term revolving credit facility and $1.0 billion in a three year revolving credit facility. There are currently no borrowings outstanding under these facilities, nor were any borrowings outstanding as of September 30, 2003. On October 17, 2003, ILFC replaced its $3.15 billion loan facilities with new facilities totaling $4.2 billion with the same terms and conditions as the previous facilities.

      At September 30, 2003, ILFC had increased the aggregate amount outstanding of its medium term and long term notes to $19.96 billion, a net increase of $5.17 billion from December 31, 2002 (of which $237 million results from foreign exchange translation), and recorded a net decline in its capital lease obligations of $80 million and a net decrease in its commercial paper of $2.71 billion. At September 30, 2003, ILFC had $11.08 billion of debt securities registered for public sale. During the nine months ended September 30, 2003, $5.61 billion of debt securities were issued. During the second quarter of 2003, ILFC expanded its Euro Medium Term Note Program to $5.0 billion, under which $2.81 billion in notes were sold through September 30, 2003. ILFC has substantially eliminated the currency exposure arising from foreign currency denominated notes by either hedging the notes through swaps or through the offset provided by operating lease payments. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

      ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these borrowings depending on the delivery date of the aircraft. At September 30, 2003, ILFC had $1.9 billion outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. During the nine months ended September 30, 2003, ILFC entered into various bank financings for a total funded amount of $1.2 billion. The financings mature through 2009. One tranche of one of the loans totaling $410 million was funded in Japanese yen and swapped to US dollars. The interest rates are LIBOR based and ranged from 2.063 percent to 2.745 percent at September 30, 2003. Borrowings with respect to these facilities are included in Notes and Bonds Payable in the preceding table of borrowings.

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

      AIGFP has established a Euro Medium Term Note Program under which an aggregate principal amount of up to $4.0 billion of notes may be outstanding. As of September 30, 2003, $3.30 billion of notes had been issued under the program, $3.08 billion of which are outstanding. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

      During the first nine months of 2003, AIG did not issue any medium term notes and $192 million of previously issued notes matured. At September 30, 2003, AIG had $140 million in aggregate principal amount of debt securities registered for issuance from time to time. AIG has filed a universal shelf registration statement to sell up to $5.1 billion of debt securities, preferred and common stock and other securities. AIG has no current plans to issue the equity, equity-linked or capital securities included in the registration statement, but intends to continue its customary practice of issuing securities from time to time for general corporate purposes.

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

Capital Funds

      AIG’s capital funds increased $9.07 billion during the first nine months of 2003. Unrealized appreciation of investments, net of taxes increased $2.81 billion. During the first nine months of 2003, the cumulative translation adjustment loss, net of taxes, decreased $16 million. The change from period to period with respect to the unrealized appreciation of investments, net of taxes was primarily impacted by the decrease in domestic interest rates. During the first nine months of 2003, there was a gain of $261 million, net of taxes, relating to derivative contracts designated as cash flow hedging instruments. (See also the discussion under Notes to Financial Statements and the Consolidated Statement of Comprehensive Income.) During the first nine months of 2003, retained earnings increased $6.15 billion, resulting from net income less dividends.

Stock Repurchase

      During the period from January 1, 2003 through September 30, 2003, AIG repurchased in the open market 3,322,500 shares of its common stock. AIG intends to continue to buy its common stock for general corporate purposes, including to satisfy its obligations under various employee benefit plans.

Dividends from Insurance Subsidiaries

      Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At September 30, 2003, there were no significant statutory or regulatory issues which would impair AIG’s financial condition, results of operations or liquidity. To AIG’s knowledge, no AIG company is on any regulatory or similar “watch list”. (See also the discussion under “Liquidity” herein.)

Regulation and Supervision

      AIG’s insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and jurisdictions in which they do business. The National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company’s statutory surplus to the risk inherent in its overall operations. At September 30, 2003, the adjusted capital of each of AIG’s domestic general companies and of each of AIG’s domestic life companies exceeded each of their RBC standards. Federal, state or local legislation may affect AIG’s ability to operate and expand its various financial services businesses and changes in the current laws, regulations or interpretations thereof may have a material adverse effect on these businesses.

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

Contractual Obligations and Other Commercial Commitments

      The maturity schedule of AIG’s most significant contractual obligations at September 30, 2003 is presented in the following table:

(in millions)

	Payments due by Period

			2004	2006	Remaining
			through	through	years after
September 30, 2003	Total	2003	2005	2007	2007

Borrowings*	$69,121	$20,761	$14,491	$10,994	$22,875
Aircraft Purchase Commitments	27,049	889	10,155	9,352	6,653
Other Long-Term Obligations:
ILFC	468	6	462	—	—

Total	$96,638	$21,656	$25,108	$20,346	$29,528

*	Excludes commercial paper and includes ILFC’s capital lease obligations.

     The maturity schedule of AIG’s most significant Other Commercial Commitments at September 30, 2003 is presented in the following table:

(in millions)

	Amount of Commitment Expiration

	Total	Less
	Amounts	than 1	1-3	4-5	After 5
September 30, 2003	Committed	year	years	years	years

Letters of Credit:
AIG SunAmerica	$153	$92	$61	$—	$—
Standby Letters of Credit:
AIGFP	975	18	25	18	914
Guarantees:
AIG SunAmerica(a)	5,215	368	2,038	—	2,809
Other Commercial Commitments:
AIGFP(b)	4,160	4	12	311	3,833
ILFC(c)	1,558	—	593	599	366
AIG SunAmerica(a)	2,160	334	1,386	426	14

Total	$14,221	$816	$4,115	$1,354	$7,936

(a) Primarily in connection with investment operations.
(b) Primarily liquidity facilities provided in connection with certain municipal swap transactions.
(c) Primarily in connection with options to acquire aircraft.

Special Purpose Vehicles

      AIG uses special purposes vehicles (SPVs) primarily in connection with certain guaranteed investment contract programs (GIC Programs) written by its life insurance subsidiaries, certain products provided by AIGFP, and certain invested asset and asset management activities. In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN46). FIN 46 addressed the consolidation and disclosure rules for non-operating entities that are now defined as Variable Interest Entities (VIEs). See the dis-

cussion under “Accounting Standards” herein for additional information related to AIG’s activities with respect to VIEs. (See also Note 11 of Notes to Financial Statements.)

      AIG has established restrictive guidelines with respect to the formation of and investment in VIEs.

Liquidity

      AIG’s liquidity is primarily derived from the operating cash flows of its general and life insurance operations.

      At September 30, 2003, AIG’s consolidated invested assets included $15.43 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first nine months of 2003 amounted to $20.58 billion.

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

      The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG’s insurance operations generated approximately $35.0 billion in pre-tax cash flow during the first nine months of 2003. Cash flow includes periodic premium collections, including policyholders’ contract deposits, cash flows from investment operations and paid loss recoveries less reinsurance premiums, losses, benefits and acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG’s insurance investment operations generated approximately $11.9 billion in investment income cash flow during the first nine months of 2003. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains net of realized capital losses.

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

      In addition to the combined insurance pre-tax operating cash flow, AIG’s insurance operations held $14.01 billion in cash and short-term investments at September 30, 2003. Operating cash flow and the cash and short-term balances held provided AIG’s insurance operations with a significant amount of liquidity.

      This liquidity is available, among other things, to purchase predominantly high quality and diversified fixed income securities and, to a lesser extent, marketable equity securities, and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $90 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $119 billion of fixed income securities and marketable equity securities during the first nine months of 2003.

Invested Assets

      The following table is a summary of AIG’s invested assets by significant segment, including investment income due and accrued of $5.05 billion and $4.30 billion and real estate of $3.73 billion and $3.30 billion, respectively, at September 30, 2003 and December 31, 2002:

(dollars in millions)

	September 30, 2003		December 31, 2002

	Invested	Percent	Invested	Percent
	Assets	of Total	Assets	of Total

General insurance	$67,657	13.5%	$55,478	12.8%
Life insurance	311,953	62.5	259,138	59.9
Financial services	116,670	23.3	114,878	26.6
Other	3,592	0.7	2,868	0.7

Total	$499,872	100.0%	$432,362	100.0%

Insurance Invested Assets

      The following tables summarize the composition of AIG’s insurance invested assets by insurance segment, including investment income due and accrued and real estate, at September 30, 2003 and December 31, 2002:

(dollars in millions)

					Percent Distribution
	General	Life		Percent
September 30, 2003	Insurance	Insurance	Total	of Total	Domestic	Foreign

Fixed maturities:
Available for sale, at market value	$38,157	$245,705	$283,862	74.8%	64.8%	35.2%
Held to maturity, at amortized cost	6,784	—	6,784	1.8	100.0	—
Equity securities, at market value(a)	4,336	4,070	8,406	2.2	50.8	49.2
Mortgage loans on real estate, policy and collateral loans	27	20,209	20,236	5.3	67.5	32.5
Short-term investments, including time deposits, and cash	1,639	12,366	14,005	3.7	70.2	29.8
Real estate	541	2,781	3,322	0.9	22.6	77.4
Investment income due and accrued	840	4,129	4,969	1.3	61.6	38.4
Securities lending collateral	9,656	17,472	27,128	7.1	75.6	24.4
Other invested assets	5,677	5,221	10,898	2.9	86.0	14.0

Total	$67,657	$311,953	$379,610	100.0%	66.5%	33.5%

(a) Includes $1.83 billion of non-redeemable preferred stocks, at market value.

(dollars in millions)

					Percent Distribution
	General	Life		Percent
December 31, 2002	Insurance	Insurance	Total	of Total	Domestic	Foreign

Fixed maturities at market value(a)	$35,990	$206,003	$241,993	76.9%	69.1%	30.9%
Equity securities, at market value(b)	3,928	2,931	6,859	2.2	53.4	46.6
Mortgage loans on real estate, policy and collateral loans	35	18,901	18,936	6.0	68.8	31.2
Short-term investments, including time deposits, and cash	1,833	5,048	6,881	2.2	42.5	57.5
Real estate	488	2,367	2,855	0.9	24.8	75.2
Investment income due and accrued	729	3,489	4,218	1.4	64.2	35.8
Securities lending collateral	7,249	16,445	23,694	7.5	75.8	24.2
Other invested assets	5,226	3,954	9,180	2.9	82.1	17.9

Total	$55,478	$259,138	$314,616	100.0%	68.6%	31.4%

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

Credit Quality

      At September 30, 2003, approximately 66 percent of the fixed maturities investments were domestic securities. Approximately 32 percent of such domestic securities were rated AAA by one or more of the principal rating agencies. Approximately 10 percent were below investment grade or not rated.

      A significant portion of the foreign insurance fixed income portfolio is rated by Moody’s, Standard & Poor’s (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At September 30, 2003, approximately 15 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG’s internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 17 percent were below investment grade or not rated at that date. A large portion of the foreign insurance fixed income portfolio are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

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

      In general, a security is considered a candidate for impairment if it meets any of the following criteria:

•	Trading at a significant discount to par, amortized cost (if lower) or cost for an extended period of time;

•	The occurrence of a discrete credit event resulting in (i) the issuer defaulting on a material outstanding obligation; or (ii) the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for the court supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value of their claims; or,

•	In the opinion of AIG’s management, it is possible that AIG may not realize a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.

      Once a security has been identified as impaired, the amount of such impairment is determined by reference to that security’s contemporaneous market price.

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

      As a result of these policies, AIG recorded in the first nine months of 2003 impairment losses net of taxes of approximately $798 million.

      No impairment charge with respect to any one single credit was significant to AIG’s consolidated financial condition or results of operations and no individual impairment loss exceeded 1.8 percent of consolidated net income for the first nine months of 2003.

      Excluding the impairments noted above, the changes in market value for AIG’s available for sale portfolio, which constitutes the vast majority of AIG’s investments, were recorded in equity as unrealized gains or losses.

      At September 30, 2003, the unrealized losses after taxes of the fixed maturity securities were approximately $1.6 billion. At September 30, 2003, the unrealized losses after taxes of the equity securities portfolio were approximately $205 million.

      At September 30, 2003, aggregate unrealized gains after taxes were $11.1 billion and aggregate unrealized losses after taxes were $1.8 billion. No single issuer accounted for more than two percent of the unrealized losses.

      At September 30, 2003, the fair value of AIG’s fixed maturities and equity securities aggregated to $300.8 billion. Of this aggregate fair value, 0.57 percent represented securities trading at or below 75 percent of amortized cost or cost.

      The impact on net income of unrealized losses after taxes will be further mitigated upon realization, because certain realized losses will be charged to participating policyholders accounts, or realization will result in current decreases in the amortization of certain deferred acquisition costs.

      At September 30, 2003, the unrealized losses after taxes for fixed maturity securities and equity securities included the following industry concentrations:

(in millions)

Unrealized Losses
Concentration	After Taxes

Investment Grade:
Airline related	$89
Energy	$26
Telecommunications	$9
Not Rated and Below Investment Grade:
Airline related	$162
Cable and Media	$39
Energy	$181
Telecommunications	$17

      The amortized cost of fixed maturities available for sale in an unrealized loss position at September 30, 2003, by contractual maturity, is shown below.

(in millions)

Amortized
Cost

Due in one year or less	$1,064
Due after one year through five years	6,855
Due after five years through ten years	15,750
Due after ten years	24,276

Total	$47,945

      In the nine months ended September 30, 2003, the pre-tax realized losses incurred with respect to the sale of fixed maturities and equity securities were $2.2 billion. The aggregate fair value of securities sold was $21.5 billion, which was approximately 91 percent of amortized cost. The average period of time that securities sold at a loss during the nine months ended September 30, 2003 were trading continuously at a price below book value was approximately nine months.

      At September 30, 2003, aggregate pre-tax unrealized gains were $17.1 billion, while the pre-tax unrealized losses with respect to investment grade bonds, below investment grade bonds and equity securities were $1.5 billion, $906 million and $315 million, respectively. Aging of the pre-tax unrealized losses with respect to these securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the market value is less than amortized cost or cost), including the number of respective items, was as follows:

(dollars in millions)

	Less than or equal to			Greater than 20% to 50%			Greater than 50%
	20% of Cost(a)			of Cost(a)			of Cost(a)			Total

		Unrealized			Unrealized			Unrealized			Unrealized
Months	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss(b)	Items

Investment Grade Bonds
0-6	$24,831	$902	1,729	$152	$42	11	$—	$—	—	$24,983	$944	1,740
7-12	6,020	151	490	144	40	8	—	—	—	6,164	191	498
>12	3,553	203	380	641	196	38	—	—	—	4,194	399	418

Total	$34,404	$1,256	2,599	$937	$278	57	$—	$—	—	$35,341	$1,534	2,656

Below Investment Grade Bonds
0-6	$7,403	$65	182	$207	$62	33	$4	$3	7	$7,614	$130	222
7-12	1,054	70	156	211	62	27	32	25	10	1,297	157	193
>12	2,540	245	244	1,073	321	140	80	53	15	3,693	619	399

Total	$10,997	$380	582	$1,491	$445	200	$116	$81	32	$12,604	$906	814

Total Bonds
0-6	$32,234	$967	1,911	$359	$104	44	$4	$3	7	$32,597	$1,074	1,962
7-12	7,074	221	646	355	102	35	32	25	10	7,461	348	691
>12	6,093	448	624	1,714	517	178	80	53	15	7,887	1,018	817

Total	$45,401	$1,636	3,181	$2,428	$723	257	$116	$81	32	$47,945	$2,440	3,470

Equities
0-6	$1,111	$181	314	$23	$9	9	$—	$—	—	$1,134	$190	323
7-12	320	30	84	103	35	30	9	5	21	432	70	135
>12	464	21	242	126	31	55	3	3	45	593	55	342

Total	$1,895	$232	640	$252	$75	94	$12	$8	66	$2,159	$315	800

(a)	For bonds, represents amortized cost.

(b)	As more fully described above, upon realization, certain realized losses will be charged to participating policyholder accounts, or realization will result in a current decrease in the amortization of certain deferred acquisition costs.

     As stated previously, the valuation for AIG’s investment portfolio comes from market exchanges or dealer quotations, with the exception of non-traded securities. AIG considers non-traded securities to mean certain fixed income investments, certain structured securities, direct private equities, limited partnerships and hedge funds. The aggregate carrying value of these securities at September 30, 2003 was approximately $58.7 billion.

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

Mortgage Investments

      Mortgage loans on real estate, policy and collateral loans comprised 5.3 percent of AIG’s insurance invested assets at September 30, 2003. AIG’s insurance operations’ holdings of real estate mortgages amounted to $12.05 billion of which 88.6 percent was domestic. At September 30, 2003, only a nominal amount was in default. It is AIG’s practice to maintain a maximum loan to value ratio of 75 percent at loan origination. At September 30, 2003, AIG’s insurance holdings of collateral loans amounted to $1.66 billion, all of which were foreign. It is AIG’s strategy to enter into mortgage and collateral loans as an adjunct primarily to life insurance fixed maturity investments. AIG’s policy loans increased from $6.05 billion at December 31, 2002 to $6.53 billion at September 30, 2003.

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

      AIG calculated the VaR with respect to the net fair value of each of AIG’s insurance segments as of September 30, 2003 and December 31, 2002. AIG uses the historical simulation methodology which entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was re-priced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95 percent confidence (i.e., only 5 percent of historical scenarios show losses greater than the VaR figure). A one month holding period was assumed in computing the VaR figure.

      The following table presents the VaR on a combined basis and of each component of market risk for each of AIG’s insurance segments as of September 30, 2003 and December 31, 2002. VaR with respect to combined operations cannot be derived by aggregating the individual risk or segment amounts presented herein.

(in millions)

	General Insurance		Life Insurance

Market Risk	2003	2002	2003	2002

Combined	$1,120	$809	$3,419	$1,798
Interest rate	960	413	3,347	1,507
Currency	147	66	229	166
Equity	935	798	817	975

      The following table presents the average, high and low VaRs on a combined basis and of each component of market risk for each of AIG’s insurance segments as of September 30, 2003 and December 31, 2002.

(in millions)

	2003			2002

	Average	High	Low	Average	High	Low

General Insurance
Market Risk
Combined	$834	$1,120	$658	$778	$863	$643
Interest rate	622	960	411	410	425	399
Currency	86	147	64	49	66	34
Equity	777	935	631	740	822	599
Life Insurance
Market Risk
Combined	$2,058	$3,419	$1,299	$1,876	$1,979	$1,798
Interest rate	2,016	3,347	1,376	1,695	1,874	1,507
Currency	190	229	166	130	166	108
Equity	763	975	627	770	975	627

Financial Services Invested Assets

      The following table is a summary of the composition of AIG’s financial services invested assets at September 30, 2003 and December 31, 2002. (See also the discussions under “Operational Review: Financial Services Operations”, “Capital Resources” and “Derivatives” herein.)

(dollars in millions)

	2003		2002

	Invested	Percent	Invested	Percent
	Assets	of Total	Assets	of Total

Flight equipment primarily under operating leases, net of accumulated depreciation	$29,370	25.2%	$26,867	23.4%
Finance receivables, net of allowance	16,757	14.3	15,857	13.8
Unrealized gain on interest rate and currency swaps, options and forward transactions	17,341	14.9	15,376	13.4
Securities available for sale, at market value	16,294	14.0	16,687	14.5
Trading securities, at market value	3,269	2.8	4,146	3.6
Securities purchased under agreements to resell, at contract value	23,310	20.0	25,560	22.2
Trading assets	4,221	3.6	4,786	4.2
Spot commodities, at market value	324	0.3	489	0.4
Other, including short-term investments	5,784	4.9	5,110	4.5

Total	$116,670	100.0%	$114,878	100.0%

      As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC’s debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During the first nine months of 2003, ILFC acquired flight equipment costing $4.31 billion. (See also the discussion under “Operational Review: Financial Services Operations” and “Capital Resources” herein.)

      ILFC is exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates. As of September 30, 2003 and December 31, 2002, AIG statistically measured the loss of fair value through the application of a VaR model. In this analysis, the net fair value of ILFC was determined using the financial instrument assets which included the tax adjusted future flight equipment lease revenue and the financial instrument liabilities which included the future servicing of the current debt. The estimated impact of the current derivative positions was also taken into account.

      AIG calculated the VaR with respect to the net fair value of ILFC using the historical simulation methodology, as previously described. As of September 30, 2003 and December 31, 2002, the average VaR with respect to the aforementioned net fair value of ILFC was approximately $28 million and $20 million, respectively.

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

      AIGFP’s and AIGTG’s derivative transactions are carried at market value or at estimated fair value when market prices are not readily available. AIGFP and AIGTG reduce their economic risk exposure through similarly valued offsetting transactions including swaps, trading securities, options, forwards and futures. The estimated fair values of these transactions represent assessments of the present value of expected future cash flows. These transactions are exposed to liquidity risk if AIGFP and AIGTG were required to sell or close out the transactions prior to maturity. AIG believes that the impact of any such limited liquidity would not be significant to AIG’s financial condition or its overall liquidity. (See also the discussion under “Opera-

tional Review: Financial Services Operations” and “Derivatives” herein.)

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

      Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At September 30, 2003, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $228.7 million of these securities. Securities deemed below investment grade at September 30, 2003 amounted to approximately $84 million in fair value representing 0.4 of one percent of the total AIGFP securities available for sale. $30 million of this amount is hedged with a credit derivative. There have been no significant downgrades through November 1, 2003. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

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

      The gross unrealized gains and gross unrealized losses of AIGFP and AIGTG included in the financial services assets and liabilities at September 30, 2003 were as follows:

(in millions)

	Gross	Gross
	Unrealized	Unrealized
	Gains	Losses

Securities available for sale, at market value	$895	$925
Unrealized gain/loss on interest rate and currency swaps, options and forward transactions(a)	17,341	13,083
Trading assets	8,615	6,829
Spot commodities, at market value	—	7
Trading liabilities	—	1,374
Securities and spot commodities sold but not yet purchased, at market value	—	619

(a) These amounts are also presented as the respective balance sheet amounts.

     AIGFP’s interest rate and currency risks on securities available for sale, at market, are managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At September 30, 2003, the unrealized gains and losses remaining after the benefit of the offsets were $37 million and $67 million, respectively.

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

      AIG calculated the VaR with respect to AIGFP and AIGTG combined as of September 30, 2003 and December 31, 2002. AIG uses the historical simulation methodology which entails re-pricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was re-priced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95 percent confidence (i.e., only 5 percent of historical scenarios show losses greater than the VaR figure). A one-month holding period was assumed in computing the VaR figure.

      The following table presents the VaR on a combined basis and of each component of AIGFP’s and AIGTG’s market risk as of September 30, 2003 and December 31, 2002. VaR with respect to combined operations cannot be derived by aggregating the individual risk presented herein.

(in millions)

Market Risk	2003	2002

Combined	$8	$5
Interest rate	9	5
Currency	1	—
Equity	1	1

      The following table presents the average, high and low VaRs on a combined basis and of each component of AIGFP’s and AIGTG’s market risk as of September 30, 2003 and December 31, 2002.

(in millions)

	2003			2002

	Average	High	Low	Average	High	Low

Combined	$5	$8	$4	$8	$12	$5
Interest rate	5	9	3	8	12	5
Currency	1	1	—	1	4	—
Equity	1	1	1	1	2	1

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

      Discussions with respect to AIGFP’s and AIGTG’s counterparty credit quality, fair value source and notional amounts follow.

Counterparty Credit Quality

      The following tables provide the counterparty credit quality amounts of AIGFP’s and AIGTG’s derivatives transactions at September 30, 2003 and December 31, 2002.

      The net replacement value most closely represents the net credit risk to AIGFP and AIGTG or the maximum amount exposed to potential loss after the application of the aforementioned strategies, netting under ISDA Master Agreements and excluding collateral held. Subsequent to the application of such credit enhancements, the net exposure to credit risk or the net replacement value of all interest rate, currency, commodity and equity swaps, swaptions, forward commitments, futures and forward contracts approximated $19.52 billion at September 30, 2003, including $1.8 billion of collateral held; and $17.38 billion at December 31, 2002, including $2.2 billion of collateral held. The net replacement value most closely represents the net credit risk to AIGFP and AIGTG or the maximum amount exposed to potential loss.

      AIGFP and AIGTG determine counterparty credit quality by reference to ratings from independent rating agencies or, where such ratings are not available, by internal analysis. At September 30, 2003 and December 31, 2002, the concentration of credit exposure with respect to counterparties judged A or higher by AIGFP and AIGTG was 94 percent and 90 percent, respectively.

      The counterparty credit quality determined by AIGFP and AIGTG with respect to the net replacement value of AIGFP’s and AIGTG’s derivatives portfolio was as follows:

(in millions)

	Net Replacement Value

	2003	2002

Counterparty credit quality:
AAA	$8,007	$7,524
AA	5,540	4,493
A	4,811	3,626
BBB	551	1,313
Below investment grade	120	98
Exchange traded futures and options(a)	492	328

Total(b)	$19,521	$17,382

(a)	Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

(b)	The net replacement values with respect to exchange traded futures and options, forward contracts and purchased over the counter options are presented as a component of trading assets in the accompanying balance sheet. The net replacement values with respect to interest rate and currency swaps are presented as a component of unrealized gain on interest rate and currency swaps, options and forward transactions in the accompanying balance sheet.

     At September 30, 2003 and December 31, 2002, the counterparty breakdown by industry with respect to the net replacement value of AIGFP’s and AIGTG’s derivatives portfolio was as follows:

(in millions)

	Net Replacement Value

	2003	2002

Non-U.S. banks	$5,437	$4,237
Insured municipalities	707	925
U.S. industrials	1,984	3,142
Governmental	696	557
Non-U.S. financial service companies	731	579
Non-U.S. industrials	1,724	1,596
Special purpose	3,640	3,252
U.S. banks	708	588
U.S. financial service companies	3,393	2,166
Supranationals	9	12
Exchanges*	492	328

Total	$19,521	$17,382

*	Exchange traded futures and options are not deemed to have significant credit exposure as the exchanges guarantee that every contract will be properly settled on a daily basis.

Fair Value Source

      The fair value sources of the net replacement values of AIGFP’s and AIGTG’s derivatives portfolio were primarily based on valuation models. Although these models are proprietary, the inputs were obtained from independently published exchange prices, external subscription services’ prices such as Bloomberg or Reuters or third party broker quotes for use in these models. In the minimal instances when such prices are not available, AIGFP and AIGTG use an internal methodology which includes interpolation or extrapolation from verifiable prices nearest to the dates of the transactions.

Notional Amounts

      The notional amounts used to express the extent of AIGFP’s and AIGTG’s involvement in swap transactions represent a standard of measurement of the volume of AIGFP’s and AIGTG’s swaps business. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contrac-

tual cash flows to be exchanged and are not paid or received, except for certain contracts such as currency swaps.

      The timing and the amount of cash flows relating to AIGFP’s and AIGTG’s foreign exchange forwards and exchange traded futures and options contracts are determined by each of the respective contractual agreements.

      The following table presents the contractual and notional amounts by maturity and type of derivative of AIGFP’s and AIGTG’s derivatives portfolio at September 30, 2003 and December 31, 2002.

(in millions)

	Remaining Life of Notional Amount*

	One	Two Through	Six Through	After Ten	Total	Total
	Year	Five Years	Ten Years	Years	2003	2002

AIGFP and AIGTG interest rate, currency and equity swaps and swaptions:
Notional amount:
Interest rate swaps	$188,937	$361,700	$146,049	$13,818	$710,504	$631,464
Currency swaps	52,230	114,965	52,265	6,653	226,113	185,531
Swaptions and equity swaps	125,111	30,869	21,266	1,312	178,558	186,014

Total	$366,278	$507,534	$219,580	$21,783	$1,115,175	$1,003,009

Futures, forward and option contracts:
Exchange traded futures and options contracts contractual amount	$14,145	$953	$105	$—	$15,203	$23,859

Over the counter forward contracts contractual amount	$307,002	$13,733	$4,006	$36	$324,777	$219,099

*	Notional amount is not representative of either market risk or credit risk.

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

      AIGFP continually monitors the underlying portfolios to determine whether the credit loss experience for any particular portfolio has caused the likelihood of AIGFP having a payment obligation under the transaction to be super senior risk. AIGFP maintains the ability opportunistically to hedge specific securities in a portfolio thereby further limiting its exposure to loss and has hedged outstanding transactions in this manner on occasion. AIGFP has never had a payment obligation under these credit derivatives transactions. Furthermore, based on portfolio credit losses experienced to date under all outstanding transactions, no transaction has experienced credit losses in an amount that has made the likelihood of AIGFP having to make a payment, in AIGFP’s view, to be greater than remote, even in severe recessionary market scenarios. At September 30, 2003 the notional amount with respect to AIGFP’s credit derivative portfolio was $160.29 billion.

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

      AIG guarantees the indebtedness of third parties principally in connection with AIG SunAmerica’s investments in affordable housing properties. The guarantees are issued primarily to facilitate financing for the construction of the underlying properties, and range in duration of up to ten years. Since the inception of this investment program over ten years ago, payments under these guarantees have been insignificant. This is due to the fact that the loans are first backed by the creditworthiness of the third party general partner; and secondly, are secured by the underlying properties. The maximum exposure before consideration of the applicable security under these guarantees as of September 30, 2003 is approximately $2.9 billion.

      In addition, AIG’s real estate investment operations will occasionally extend similar guarantees to real estate partnerships in which they are an investor. The guarantees facilitate financing for the construction, and/or purchase of land. There have been no payments to date under these guarantees. This is due to the fact that the loans are first backed by the creditworthiness of the third party general partner; and secondly, are secured by the underlying properties. The maximum exposure before consideration of the applicable security under these guarantees as of September 30, 2003 is approximately $175 million.

      Through its ILFC subsidiary, AIG has also provided other types of guarantees. From time to time, ILFC participates with airlines, banks and other financial institutions to assist in financing aircraft by providing asset guarantees, put options or loan guarantees. Historically, losses arising from these guarantees have been immaterial, as ILFC has recourse to the value of the underlying aircraft, which offsets ILFC’s exposure, should ILFC be called upon to fulfill its obligations under these guarantees. The maximum exposure before consideration of the applicable security of these guarantees as of September 30, 2003 is approximately $964 million.

      In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN46). FIN46 changes the method of determining whether certain entities should be consolidated in AIG’s consolidated financial statements. An entity is subject to FIN46 and is called a Variable Interest Entity (VIE) if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity investors that cannot make significant decisions about the entity’s operations or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE or both. All other entities not considered VIEs are evaluated for consolidation under existing guidance.

      The provisions of FIN46 are to be applied immediately to VIEs created after January 31, 2003 and to VIEs in which AIG obtains an interest after that date. For VIEs in which AIG holds a variable interest that it acquired before February 1, 2003, FIN46 was to be applied at the beginning of the fiscal quarter ended September 30, 2003. However, the FASB, at its meeting on October 8, 2003, issued staff position 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of VIEs” (FSP46-6). FSP46-6 delayed the implementation provisions for entities created before February 1, 2003 to the fiscal quarter ended December 31, 2003. Therefore, AIG delayed implementation of the provisions of FIN46 related to entities created before February 1, 2003 from July 1, 2003 to December 31, 2003. For any VIEs that must be consolidated under FIN46 that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIEs will be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.

      FASB continues to re-evaluate and potentially modify many of the provisions of FIN46. In its present form, AIG estimates that it will consolidate approximately $6 billion of assets and liabilities, and will record a one-time cumulative accounting charge upon adoption of FIN46 which will not have a material effect on AIG’s results of operations. Of that total approximately $3.5 billion relates to third party investments in Collateralized Bond and Loan Obligation trusts (collectively, Collateralized Debt Obligation trusts or CDO trusts), that are managed by AIG subsidiaries. The AIG subsidiaries receive fees for management of the assets held in the CDO trust, which support the issuance of securities sold by the CDO trust. AIG subsidiaries may take minority equity and/or fixed-income security interest in the CDO trust. AIG subsidiaries have entered into such arrangements to expand their asset management activities. In these structures, the third-party investors have recourse only to the CDO trust and have no recourse to AIG subsidiaries.

      In addition, approximately $2 billion relates to other liabilities arising from AIG’s real estate partnerships, principally connected to affordable hous-

ing transactions involving AIG SunAmerica subsidiaries. Of the $2 billion, only approximately $200 million relates to third-party debt obligations and approximately $100 million relates to third-party equity.

      Of the remainder, approximately $500 million involves ILFC and arises principally from a sale-leaseback transaction.

      In addition to the VIE activities noted above, AIG uses VIEs primarily in connection with certain guaranteed investment contract programs (GIC Programs) written by its life insurance subsidiaries, certain products provided by AIGFP, and certain invested asset activities.

      In the GIC Programs, AIG’s life insurance subsidiaries (principally SunAmerica Life Insurance Company) provide guaranteed investment contracts (GICs) to VIEs which are not controlled by that subsidiary or any other AIG entity and for which no AIG entity has a direct variable interest, as defined under FIN 46, in the entity. The VIE issues notes or bonds which are sold to third party institutional investors. Neither the insurance company issuing the GICs nor any other AIG entity has any obligations to the investors in the notes or bonds. The proceeds from the securities issued by the VIE are invested by the VIE in the GICs. The insurance company subsidiaries use their proceeds to invest in a diversified portfolio of securities, primarily investment grade bonds (see also the discussion under “Liquidity” and “Insurance Invested Assets” herein). Both the assets and the liabilities of the insurance companies arising from these GIC Programs are presented in AIG’s consolidated balance sheet. Thus, at September 30, 2003, approximately $34 billion of policyholders’ contract deposits represented liabilities from issuances of GICs included in these GIC Programs, offset by the proceeds from the issuances, which are included as insurance invested assets.

      AIGFP uses VIEs as an integral part of its ongoing operations with respect to specific structured transactions with independent third parties. In most instances, AIGFP controls and manages the assets and liabilities with respect to these VIEs, subject to certain transaction specific limitations. These VIEs are fully consolidated by AIG. AIGFP also sponsors a VIE that issues commercial paper and secured liquidity notes to third-party institutional investors. This VIE uses the proceeds of these offerings to obtain beneficial interests in certain financial assets (total assets of approximately $865 million), which serve as collateral for the securities issued by the VIE. AIGFP provides credit and liquidity support to this VIE, which is not required to be consolidated by AIG pursuant to FIN 46.

      AIG’s insurance operations also invest in assets of VIEs. These VIEs are established by unrelated third parties. Investments include collateralized mortgage backed securities and similar securities backed by pools of mortgages, consumer receivables or other assets. The investment in a VIE allows AIG’s insurance entities increased flexibility to purchase assets permitted by insurance regulations. These VIEs are not required to be consolidated by AIG pursuant to FIN 46.

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

      With respect to net income for the nine months and quarter ended September 30, 2003 and 2002,

the following table provides a pro forma reconciliation as if AIG had adopted the recognition provisions of FAS 123 at its inception:

(in millions except per share amounts)

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income, as reported	$6,567	$5,623	$2,337	$1,842
Actual stock-based compensation recognized, net of tax	11	—	5	—

	6,578	5,623	2,342	1,842

Pro forma stock-based compensation, net of tax	43	42	14	14

Actual stock-based compensation recognized, net of tax	11	—	5	—

Net income, pro forma	$6,524	$5,581	$2,323	$1,828

Earnings per common share:
Basic:
Net income, as reported	$2.52	$2.15	$0.90	$0.70
Stock-based compensation, net of tax	(0.02)	(0.01)	(0.01)	—

Net income, pro forma	$2.50	$2.14	$0.89	$0.70

Diluted:
Net income, as reported	$2.50	$2.13	$0.89	$0.70
Stock-based compensation, net of tax	(0.02)	(0.01)	(0.01)	—

Net income, pro forma	$2.48	$2.12	$0.88	$0.70

Average shares outstanding:
Basic	2,610	2,613	2,610	2,610
Diluted	2,628	2,635	2,628	2,634

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

      FAS 150 is effective for the quarter ending September 30, 2003. As of September 30, 2003, $1.68 billion of preferred instruments previously classified on AIG’s consolidated balance sheet as “Preferred shareholders’ equity in subsidiary companies” shall now be classified in a new liability caption entitled “Preferred shareholders’ equity in subsidiary companies subject to mandatory redemption.” Restatement of financial statements for prior periods is not permitted.

      In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1). FASB did not object to the issuance of SOP 03-1. This statement is effective as of January 1, 2004, and will require AIG to recognize a liability for guaranteed minimum death benefits and other living benefits related to its variable annuity and variable life contracts and modify certain disclosures and financial statement presentations for these products. AIG continues to evaluate the provisions of SOP 03-1. Management currently expects the one-time cumulative accounting charge upon adoption to approximate $200 million after income taxes, to be recorded in the first quarter of 2004, which is not material to AIG’s financial condition or liquidity.

Recent Developments

      On August 29, 2003, AIG announced that the acquisition of the GE Edison Life Insurance Company in Japan, and GE’s U.S.-based auto and home insurance business was completed.

      The Japanese life insurance company will be renamed AIG Edison Life Insurance Company effective January 1, 2004, subject to regulatory approval. The GE property casualty insurance companies acquired by AIG will operate together with AIG’s Domestic Personal Lines subsidiaries.

      In addition to the purchase of GE’s Japan life and U.S. personal auto insurance business, AIG has entered into cooperative agreements in Russia to identify investment opportunities, improve homeowners insurance and provide financing alternatives for Russian home buyers. AIG also recently entered into a cooperative agreement with the People’s Insurance Company of China (PICC) that will enable AIG to market its accident and health products through the PICC’s 4,300 branch offices. AIG will provide training to PICC’s agents and expects to sell an extended portfolio of products that AIG does not currently distribute through its life branches or property-casualty operations in China. AIG also purchased a 9.9 percent interest in PICC’s initial public offering.

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

During the three months ended September 30, 2003, there were no Current Reports filed on Form 8-K.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.

(Registrant)

/s/ HOWARD I. SMITH

Howard I. Smith
Vice Chairman,
Chief Financial Officer and
Chief Administrative Officer

Dated: November 14, 2003

EXHIBIT INDEX

Exhibit
Number	Description	Location

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None
4	Instruments defining the rights of security holders, including indentures	Not required to be filed.
9	Voting trust agreement	None
10	Material contracts	None
11	Statement re computation of per share earnings	Included in Note (3) of Notes to Financial Statements.
12	Statement re computation of ratios	Filed herewith.
15	Letter re unaudited interim financial information	None
18	Letter re change in accounting principles	None
19	Report furnished to security holders	None
22	Published report regarding matters submitted to vote of security holders	None
23	Consents of experts and counsel	None
24	Power of attorney	None
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications	Filed herewith.
99	Additional exhibits	None