Form 10-K
period 2003-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2004-03-15
CIK 5272

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

Commission file number 1-8787

American International Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-2592361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
70 Pine Street, New York, New York (Address of principal executive offices)	10270 (Zip Code)

Registrant’s telephone number, including area code (212) 770-7000

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, Par Value $2.50 Per Share	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ✓                    No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ✓                    No

    The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant computed by reference to the price at which the common equity was last sold as of June 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $115,958,906,000.

    As of January 31, 2004, there were outstanding 2,608,947,657 shares of Common Stock, $2.50 par value per share, of the registrant.

Documents Incorporated by Reference:

    The registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 19, 2004 is incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.	Business

American International Group, Inc. (AIG), a Delaware corporation, is a holding company, which through its subsidiaries, is engaged in a broad range of insurance and insurance-related activities in the United States and abroad. AIG’s primary activities include both General and Life Insurance operations. Other significant activities include Financial Services, and Retirement Services & Asset Management. The principal General Insurance company subsidiaries are American Home Assurance Company (American Home), National Union Fire Insurance Company of Pittsburgh, Pa. (National Union), New Hampshire Insurance Company (New Hampshire), Lexington Insurance Company (Lexington), The Hartford Steam Boiler Inspection and Insurance Company (HSB), Transatlantic Reinsurance Company, American International Underwriters Overseas, Ltd. (AIUO) and United Guaranty Residential Insurance Company. Significant Life Insurance operations include those conducted through American Life Insurance Company (ALICO), American International Reinsurance Company, Ltd. (AIRCO), American International Assurance Company, Limited together with American International Assurance Company (Bermuda) Limited (AIA), Nan Shan Life Insurance Company, Ltd. (Nan Shan), AIG Star Life Insurance Co., Ltd. (AIG Star Life), AIG Annuity Insurance Company (AIG Annuity), the AIG American General Life Companies (AIG American General), and SunAmerica Life Insurance Company (SunAmerica Life). AIG’s Financial Services operations are conducted primarily through International Lease Finance Corporation (ILFC), AIG Financial Products Corp. and its subsidiaries (AIGFP), and American General Finance, Inc. and its subsidiaries (AGF), while Retirement Services & Asset Management operations include The Variable Annuity Life Insurance Company (VALIC), AIG SunAmerica Asset Management Corp. (SAAMCo), AIG SunAmerica Life Assurance Company and AIG Global Asset Management Holdings Corp. (formerly known as AIG Global Investment Group, Inc.) and its subsidiaries and affiliated companies (AIG Global Investment Group).

     On August 29, 2001, AIG acquired American General Corporation (AGC). In connection with the acquisition, AIG issued approximately 290 million shares of common stock, $2.50 par value per share (common stock) in an exchange for all the outstanding common stock of AGC based on an exchange ratio of 0.5790 of a share of AIG common stock for each share of AGC common stock. The acquisition was accounted for as a pooling of interests and all prior historical financial information presented herein has been restated to include AGC. For information on AIG’s business segments, see Note 2 of Notes to Financial Statements.

     All per share information herein gives retroactive effect to all stock dividends and stock splits. As of January 31, 2004, beneficial ownership of approximately 11.9 percent, 2.0 percent and 1.8 percent of AIG common stock, was held by Starr International Company, Inc. (SICO), The Starr Foundation and C.V. Starr & Co., Inc. (Starr), respectively.

     At December 31, 2003, AIG and its subsidiaries had approximately 86,000 employees.

     AIG’s Internet address for its corporate website is www.aigcorporate.com. AIG makes available free of charge, on or through the Investor Information section of AIG’s corporate website, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC).

     Throughout this Annual Report on Form 10-K, AIG presents its operations in the way it believes will be most meaningful, as well as most transparent. Certain of the measurements used by AIG management are “non-GAAP financial measures” under SEC rules and regulations. Gross premiums written, statutory underwriting profit (loss) and combined ratios are presented in accordance with accounting principles prescribed by insurance regulatory authorities. For an explanation of why AIG management considers these “non-GAAP measures” useful to investors, see Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORM 10-K : 1

American International Group, Inc. and Subsidiaries

The following table shows the general development of the business of AIG on a consolidated basis, the contributions made to AIG’s consolidated revenues and operating income and the assets held, in the periods indicated, by its General Insurance, Life Insurance, Financial Services, and Retirement Services & Asset Management operations and other realized capital gains (losses). (See also Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 2 of Notes to Financial Statements.)

Years Ended December 31,
(in millions)	2003	2002		2001		2000	1999

General Insurance operations:
Gross premiums written	$47,440	$37,537		$29,640		$25,050	$22,569
Net premiums written	35,212	27,414		20,101		17,526	16,224
Net premiums earned	31,734	24,269		19,365		17,407	15,544
Underwriting profit (loss)(a)	2,220	(1,235	) (b)	88	(c)	785	669
Net investment income	3,022	2,760		2,893		2,701	2,517
Realized capital gains (losses)	(172)	(858)		(130)		38	295
Operating income	5,070	667	(b)	2,851	(c)	3,524	3,481
Identifiable assets	121,791	109,068		91,544		85,270	76,725

Loss ratio	73.3	85.8		79.5		75.3	75.5
Expense ratio	19.1	20.2		21.2		21.4	20.8

Combined ratio	92.4	106.0	(b)	100.7	(c)	96.7	96.3

Life Insurance operations:
GAAP premiums	22,879	20,320		19,063		17,163	15,476
Net investment income	13,640	12,274		11,084		9,962	8,932
Realized capital gains (losses)	(826)	(1,053)		(254)		(162)	(148)
Operating income	6,002	4,929		4,675	(d)	4,058	3,610
Identifiable assets	432,633	339,847		296,648		248,982	231,843
Insurance in-force at end of year	1,596,626	1,324,451		1,228,501		971,892	950,933
Financial Services operations:
Commissions, transaction and other fees	7,565	6,815		6,485		5,954	5,069
Operating income	2,464	2,189		1,991		1,666	1,417
Identifiable assets	137,299	124,617		107,322		94,173	78,868
Retirement Services & Asset Management operations:
Commissions and other fees	3,896	3,485		3,712		3,465	3,093
Operating income	1,271	1,016		1,088		1,108	873
Identifiable assets	4,254	2,567		1,842		1,590	1,132
Other realized capital gains (losses)	(435)	(530)		(452)		(190)	(44)
Revenues(e)	81,303	67,482		61,766		56,338	50,734
Total assets	678,346	561,229		493,061		426,671	383,685

(a)	Underwriting profit, a GAAP measure, is statutory underwriting income adjusted primarily for changes in the deferral of acquisition costs. This adjustment is necessary to present the financial statements in accordance with GAAP.
(b)	In the fourth quarter of 2002, after completion of its annual review of General Insurance loss and loss adjustment expense reserves, AIG increased its net loss reserves pertaining to accident years 1997 through 2001 by $2.8 billion. Excluding the loss reserve charge, the General Insurance combined ratio would have been 94.4.
(c)	Includes $769 million in World Trade Center and related losses (WTC losses). Excluding WTC losses, the General Insurance combined ratio would have been 96.7.
(d)	Includes $131 million in WTC losses in 2001.
(e)	Represents the sum of General Insurance net premiums earned, GAAP Life premiums, net investment income, Financial Services commissions, transaction and other fees, Retirement Services & Asset Management commissions and other fees and realized capital gains (losses).

FORM 10-K : 2

The following table shows identifiable assets, revenues and income derived from operations in the United States and Canada and from operations in other countries for the year ended December 31, 2003. (See also Note 2 of Notes to Financial Statements.)

				Percent of Total

		United States	Other	United States	Other
(dollars in millions)	Total	and Canada	Countries	and Canada	Countries

General Insurance operations:
Net premiums earned	$31,734	$23,269	$8,465	73.3%	26.7%
Underwriting profit	2,220	1,385	835	62.4	37.6
Net investment income	3,022	2,259	763	74.8	25.2
Realized capital gains (losses)	(172)	(40)	(132)	–	–
Operating income	5,070	3,605	1,465	71.1	28.9
Identifiable assets	121,791	87,206	34,585	71.6	28.4
Life Insurance operations:
GAAP premiums	22,879	5,041	17,838	22.0	78.0
Net investment income	13,640	9,027	4,613	66.2	33.8
Realized capital gains (losses)	(826)	(544)	(282)	–	–
Operating income	6,002	2,420	3,582	40.3	59.7
Identifiable assets	432,633	280,823	151,810	64.9	35.1
Financial Services operations:
Commissions, transaction and other fees	7,565	3,525	4,040	46.6	53.4
Operating income	2,464	672	1,792	27.3	72.7
Identifiable assets	137,299	121,894	15,405	88.8	11.2
Retirement Services & Asset Management operations:
Commissions and other fees	3,896	3,209	687	82.4	17.6
Operating income	1,271	1,108	163	87.2	12.8
Identifiable assets	4,254	2,752	1,502	64.7	35.3
Other realized capital gains (losses)	(435)	(431)	(4)	–	–
Income before income taxes, minority interest and cumulative effect of an accounting change	13,908	6,757	7,151	48.6	51.4
Revenues	81,303	45,315	35,988	55.7	44.3
Total assets	678,346	473,571	204,775	69.8	30.2

 General Insurance Operations

AIG’s General Insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance. Domestic General Insurance operations are comprised of the Domestic Brokerage Group (DBG), which includes the operations of HSB; Transatlantic Holdings, Inc. (Transatlantic); Personal Lines, including 21st Century Insurance Group (21st Century); and United Guaranty Corporation (UGC).

     AIG’s primary domestic division is DBG. DBG’s business is derived from brokers in the United States and Canada and is conducted through its General Insurance subsidiaries including American Home, National Union, Lexington and certain other General Insurance company subsidiaries of AIG. The AIG Risk Management operation provides insurance and risk management programs for large corporate customers. The AIG Risk Finance division designs and implements risk financing alternatives using the insurance and financial services capabilities of AIG. Also included in DBG are the operations of AIG Environmental, which focuses specifically on providing specialty products to clients with environmental exposures.

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

     In addition to writing substantially all classes of business insurance, including large commercial or industrial property insurance, excess liability, inland marine, environmental, workers’ compensation and excess and umbrella coverages, DBG offers many specialized forms of insurance such as equipment breakdown, directors and officers liability, difference-in-conditions, kidnap-ransom, export credit and political risk, and various types of professional errors and omissions coverages. Lexington writes surplus lines, those risks for which conventional insurance companies do not readily provide insurance coverage, either because of complexity or because the coverage does not lend itself to conventional contracts.

     Transatlantic offers reinsurance capacity on both treaty and facultative basis. Transatlantic structures programs for a full range of property and casualty products with an emphasis on specialty risk.

     AIG engages in mass marketing of personal lines coverages, primarily private passenger auto and personal umbrella coverages, principally through American International Insur-

FORM 10-K : 3

American International Group, Inc. and Subsidiaries

ance Company and 21st Century. In 2003, AIG acquired the U.S.-based auto and home insurance business of General Electric Company (GE).

     The business of UGC and its subsidiaries is also included in the domestic operations of AIG. The principal business of the UGC subsidiaries is the writing of residential mortgage loan insurance, which is guaranty insurance on conventional first mortgage loans on single-family dwellings and condominiums. Such insurance protects lenders against loss if borrowers default. UGC subsidiaries also write home equity and property improvement loan insurance on loans to finance residential property improvements, alterations and repairs and for other purposes not necessarily related to real estate. During 2003, UGC commenced providing guaranty insurance to providers of student loans. UGC had approximately $22 billion of guaranty risk in-force at December 31, 2003.

     AIG’s Foreign General insurance group accepts risks primarily underwritten through American International Underwriters (AIU), a marketing unit consisting of wholly owned agencies and insurance companies. The Foreign General insurance group also includes business written by AIG’s foreign-based insurance subsidiaries for their own accounts. The Foreign General group uses various marketing methods to write both business and personal lines insurance with certain refinements for local laws, customs and needs. AIU operates in Asia, the Pacific Rim, Europe, Africa, Middle East and Latin America.

     During 2003, DBG and the Foreign General insurance group accounted for 57.0 percent and 21.5 percent, respectively, of AIG’s General Insurance net premiums written.

     AIG’s General Insurance company subsidiaries worldwide operate primarily by underwriting and accepting risks for their direct account and securing reinsurance on that portion of the risk in excess of the limit which they wish to retain. This operating policy differs from that of many insurance companies which will underwrite only up to their net retention limit, thereby requiring the broker or agent to secure commitments from other underwriters for the remainder of the gross risk amount.

     The utilization of reinsurance is closely monitored by an internal reinsurance security committee, consisting of members of AIG’s senior management. No single reinsurer is a material reinsurer to AIG nor is AIG’s business substantially dependent upon any reinsurance contract. (See also Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 of Notes to Financial Statements.)

     AIG is diversified both in terms of lines of business and geographic locations. Of the General Insurance lines of business, workers’ compensation was approximately 12 percent of AIG’s net premiums written. This line of business is also diversified geographically.

     The majority of AIG’s General Insurance business is in the casualty classes, which tend to involve longer periods of time for the reporting and settling of claims. This may increase the risk and uncertainty with respect to AIG’s loss reserve development. (See also the Discussion and Analysis of Consolidated Net Losses and Loss Expense Reserve Development and Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Loss and expense ratios of AIG’s consolidated General Insurance operations are set forth in the following table. (See also Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

			Ratio of	Ratio of
			Losses and	Underwriting
	Net Premiums		Loss Expenses	Expenses
			Incurred to	Incurred to				Industry
Years Ended December 31,			Net Premiums	Net Premiums	Combined		Underwriting	Combined
(dollars in millions)	Written	Earned	Earned	Written	Ratio		Margin	Ratio(c)

2003	$35,212	$31,734	73.3	19.1	92.4		7.6	102.1
2002	27,414	24,269	85.8	20.2	106.0	(a)	(6.0)	106.5
2001	20,101	19,365	79.5	21.2	100.7	(b)	(0.7)	115.2
2000	17,526	17,407	75.3	21.4	96.7		3.3	107.8
1999	16,224	15,544	75.5	20.8	96.3		3.7	106.4

(a)	Excluding the net loss reserve charge of $2.8 billion, the General Insurance combined ratio would have been 94.4.
(b)	Excluding WTC losses of $769 million, the General Insurance combined ratio would have been 96.7.
(c)	Source: Best’s Aggregates & Averages (Stock insurance companies, after dividends to policyholders): the ratio for 2003 was obtained from Fox-Pitt, Kelton Inc. and reflects estimated results.

     During 2003, of the direct General Insurance premiums written (gross premiums less return premiums and cancellations, excluding reinsurance assumed and before deducting reinsurance ceded), 11.0 percent, 7.6 percent and 6.4 percent were written in California, Illinois and New York, respectively. No other state accounted for more than 5 percent of such premiums.

     There was no significant adverse effect on AIG’s General Insurance results of operations from the economic environments in any one state, country or geographic region for the year ended December 31, 2003. (See also Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

FORM 10-K : 4

Discussion and Analysis of Consolidated Net Losses and Loss Expense Reserve Development

The reserve for net losses and loss expenses represents the accumulation of estimates for reported losses (“case basis reserves”) and provisions for losses incurred but not reported (IBNR), both reduced by applicable reinsurance recoverable. Losses and loss expenses are charged to income as incurred.

     Loss reserves established with respect to foreign business are set and monitored in terms of the respective local or functional currency. Therefore, no assumption is included for changes in currency rates. (See also Note 1(w) of Notes to Financial Statements.)

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

     The “Analysis of Consolidated Net Losses and Loss Expense Reserve Development Excluding Asbestos and Environmental Net Losses and Loss Expense Reserve Development” table, which follows, presents the development of net losses and loss expense reserves for calendar years 1993 through 2003. The upper half of the table shows the cumulative amounts paid during successive years related to the opening loss reserves. For example, with respect to the net losses and loss expense reserve of $19.66 billion as of December 31, 1996, by the end of 2003 (seven years later) $16.30 billion had actually been paid in settlement of these net loss reserves. In addition, as reflected in the lower section of the table, the original reserve of $19.66 billion was reestimated to be $19.11 billion at December 31, 2003. This decrease from the original estimate would generally be a combination of a number of factors, including reserves being settled for smaller amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The redundancy (deficiency) depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective column heading. For example, the deficiency of $1.54 billion at December 31, 2003 related to December 31, 2002 net losses and loss expense reserves of $29.65 billion represents the cumulative amount by which reserves for 2002 and prior years have developed deficiently during 2003. The deficiency that has emerged in the last year can be attributed primarily to claims from accident years 1999 and 2000. The accident year emergence can be seen by comparing the respective developments in 2003 for each column’s loss reserve in the table below. For example, the liability associated with the year end 2000 loss reserves increased to $30.12 billion at year end 2003 from $28.26 billion at year end 2002, an increase of $1.86 billion in 2003. Thus, loss estimates for accident years 2000 and prior, which comprise the year end 2000 loss reserve, increased by $1.86 billion during 2003. Similarly, the table shows that the loss estimates for accident years 1999 and prior, which comprise the year end 1999 loss reserve, increased to $28.10 billion at year end 2003 from $26.95 billion at year end 2002, an increase of approximately $1.15 billion. This increase of $1.15 billion, as compared to the $1.86 billion increase in the 2000 column, indicates that accident year 2000 loss estimates increased by approximately $710 million during 2003, i.e. the difference between the respective $1.86 billion and $1.15 billion amounts. Similar calculations from the table below reveal that the accident year 1999 loss estimates increased approximately $600 million during 2003. Thus, loss estimates for accident years 1999 and 2000 increased by approximately $1.3 billion during 2003. Loss estimates also increased for accident years 1998 and prior, but by amounts small in comparison to 1999 and 2000. The primary cause of these higher loss estimates is higher than expected loss emergence in 2003. Loss development patterns utilized to test the reserves generally rely on the actual historical loss development patterns of prior accident years for each class of business. Accident years 1999 and 2000 exhibited significantly higher than normal loss development in the latest calendar year, thus creating the adverse developments noted above. The classes accounting for the majority of this higher than expected loss emergence in 2003 were excess casualty, directors and officers’ liability, and healthcare liability. It should be noted that loss estimates for accident years 2001 and 2002 did not develop adversely in 2003. Additionally, as shown in the table below, loss emergence from year end 1993, 1994, 1995 and 1996 has been favorable on an inception to date basis through year end 2003.

     The reserve for net losses and loss expenses with respect to Transatlantic and 21st Century are included only in the consolidated net losses and loss expenses commencing with the year ended December 31, 1998. Reserve development for these operations is included only for the 1998 and subsequent periods. Thus, the comparisons for 1997 and prior year ends are not fully comparable to those for 1998 and subsequent in the table below.

FORM 10-K : 5

American International Group, Inc. and Subsidiaries

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

(in millions)	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002		2003

Reserve for Net Losses and Loss Expenses, Excluding Asbestos and Environmental Losses and Loss Expenses, December 31,	$17,249	$18,089	$19,186	$19,664	$20,384	$23,754	$23,709	$24,097	$25,177	$29,653		$35,978
Paid (Cumulative) as of:
One year later	5,061	4,700	5,174	5,507	5,576	6,657	7,712	9,069	10,250	9,905
Two years later	8,082	7,891	8,515	8,832	9,305	11,373	13,426	15,804	16,634
Three years later	10,137	10,048	10,673	11,094	12,122	15,031	18,130	20,127
Four years later	11,726	11,683	12,128	12,948	14,172	18,284	20,881
Five years later	12,871	12,734	13,466	14,401	16,025	19,927
Six years later	13,560	13,689	14,601	15,653	16,916
Seven years later	14,285	14,421	15,487	16,304
Eight years later	14,866	15,114	15,881
Nine years later	15,405	15,339
Ten years later	15,543
Net Liability Reestimated as of:
End of year	17,249	18,089	19,186	19,664	20,384	23,754	23,709	24,097	25,177	29,653		35,978
One year later	17,019	17,556	18,568	19,118	19,903	23,229	23,345	24,563	29,131	31,189
Two years later	16,813	17,355	18,347	18,910	19,771	22,827	24,111	28,257	30,977
Three years later	16,790	17,293	18,141	18,934	19,428	23,306	26,951	30,117
Four years later	16,960	17,090	18,292	18,670	19,532	24,994	28,098
Five years later	16,969	17,155	18,161	18,568	20,213	25,547
Six years later	17,080	17,169	17,836	18,923	20,518
Seven years later	17,146	16,838	18,101	19,111
Eight years later	16,968	17,052	18,228
Nine years later	17,110	17,137
Ten years later	17,167
Redundancy/(Deficiency)	82	952	958	553	(134)	(1,793)	(4,389)	(6,020)	(5,800)	(1,536	)*
Less effect of 21st Century homeowners and earthquake lines in runoff						(155)	(149)	(148)	(95)	(40)
Redundancy/(Deficiency) excluding 21st Century homeowners and earthquake lines						(1,638)	(4,240)	(5,872)	(5,705)	(1,496	)*

*	$323 million of the deficiency reflected relates to the reserve development of the general reinsurance operations of Transatlantic.

FORM 10-K : 6

Analysis of Consolidated Net Losses and Loss Expense Reserve Development

The following table includes for each calendar year the net loss and loss expense reserves and the development thereof with respect to asbestos and environmental claims. (See also Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

(in millions)	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002		2003

Reserve for Net Losses and Loss Expenses, December 31,	$17,557	$18,419	$19,693	$20,407	$21,171	$24,619	$24,600	$24,952	$25,896	$30,350		$36,647
Paid (Cumulative) as of:
One year later	5,146	4,775	5,281	5,616	5,716	6,779	7,783	9,263	10,396	10,048
Two years later	8,242	8,073	8,726	9,081	9,559	11,565	13,690	16,144	16,924
Three years later	10,404	10,333	11,024	11,456	12,442	15,416	18,540	20,610
Four years later	12,095	12,107	12,591	13,376	14,684	18,815	21,434
Five years later	13,378	13,270	13,994	15,018	16,679	20,600
Six years later	14,179	14,290	15,317	16,412	17,708
Seven years later	14,968	15,209	16,344	17,200
Eight years later	15,735	16,043	16,874
Nine years later	16,414	16,403
Ten years later	16,688
Net Liability Reestimated as of:
End of year	17,557	18,419	19,693	20,407	21,171	24,619	24,600	24,952	25,896	30,350		36,647
One year later	17,434	18,139	19,413	20,009	20,890	24,237	24,265	25,471	29,969	31,973
Two years later	17,479	18,269	19,330	19,999	20,886	23,864	25,082	29,284	31,902
Three years later	17,782	18,344	19,327	20,151	20,572	24,392	28,043	31,230
Four years later	18,090	18,344	19,604	19,916	20,715	26,202	29,277
Five years later	18,300	18,535	19,500	19,851	21,513	26,841
Six years later	18,537	18,575	19,212	20,323	21,902
Seven years later	18,629	18,281	19,592	20,594
Eight years later	18,485	18,608	19,802
Nine years later	18,742	18,777
Ten years later	18,881
Redundancy/(Deficiency)	(1,324)	(358)	(109)	(187)	(731)	(2,222)	(4,677)	(6,278)	(6,006)	(1,623	)*
Less effect of 21st Century homeowners and earthquake lines in runoff						(155)	(149)	(148)	(95)	(40)
Redundancy/(Deficiency) excluding 21st Century homeowners and earthquake lines						(2,067)	(4,528)	(6,130)	(5,911)	(1,583	)*

*	$323 million of the deficiency reflected relates to the reserve development of the general reinsurance operations of Transatlantic.

Reconciliation of Net Reserves for
Losses and Loss Expenses

(in millions)	2003	2002	2001

Net reserve for losses and loss expenses at beginning of year	$30,350	$25,896	$24,952
Acquisition(a)	391	–	–

Losses and loss expenses incurred:
Current year	21,647	16,741	14,870
Prior years(b)	1,623	4,073	536

	23,270	20,814	15,406

Losses and loss expenses paid:
Current year	7,316	5,964	5,199
Prior years	10,048	10,396	9,263

	17,364	16,360	14,462

Net reserve for losses and loss expenses at end of year(c)	$36,647	$30,350	$25,896

(a)	Includes the opening balances with respect to the GE U.S.-based auto and home insurance business acquired in 2003.
(b)	Does not include the effects of foreign exchange adjustments which are reflected in the “Net Losses and Loss Expense Reserve Development” table.
(c)	See also Note 6(a) of Notes to Financial Statements.

     For further discussion regarding net reserves for losses and loss expenses, see Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The reserve for losses and loss expenses as reported in AIG’s Consolidated Balance Sheet at December 31, 2003, differs from the total reserve reported in the Annual Statements filed with state insurance departments and, where appropriate, with foreign regulatory authorities. The differences at December 31, 2003 relate primarily to reserves for certain foreign operations. (See also Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

     The reserve for gross losses and loss expenses is prior to reinsurance and represents the accumulation for reported losses and IBNR. Management reviews the adequacy of established gross loss reserves in the manner previously described for net loss reserves.

FORM 10-K : 7

American International Group, Inc. and Subsidiaries

Analysis of Consolidated Gross Losses and Loss Expense Reserve Development

The “Analysis of Consolidated Gross Losses and Loss Expense Reserve Development” table, which follows, presents the development of gross losses and loss expense reserves for calendar years 1993 through 2003.

(in millions)	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002		2003

Gross Losses and Loss Expenses, December 31,	$30,046	$31,435	$33,047	$33,430	$33,400	$38,310	$38,252	$40,613	$44,792	$51,539		$56,118
Paid (Cumulative) as of:
One year later	8,807	7,640	8,392	9,199	9,185	10,344	12,543	12,905	14,934	17,819
Two years later	13,279	13,036	15,496	15,043	14,696	19,155	19,350	24,079	30,115
Three years later	17,311	17,540	18,837	18,721	19,706	24,309	28,699	33,656
Four years later	20,803	20,653	21,811	21,729	22,659	30,301	36,019
Five years later	22,895	22,634	23,463	23,498	27,554	35,897
Six years later	23,779	24,205	24,927	26,649	30,974
Seven years later	25,239	24,882	28,234	30,004
Eight years later	26,314	27,404	30,057
Nine years later	28,221	28,479
Ten years later	29,202
Gross Liability Reestimated as of:
End of year	30,046	31,435	33,047	33,430	33,400	38,310	38,252	40,613	44,792	51,539		56,118
One year later	29,866	30,759	32,372	32,777	32,337	37,161	37,998	41,443	49,565	53,512
Two years later	29,537	30,960	32,398	31,719	32,251	37,959	40,454	46,259	52,575
Three years later	30,362	30,825	31,759	31,407	32,810	39,713	43,865	50,424
Four years later	31,020	30,508	31,604	32,388	34,449	41,828	47,258
Five years later	30,881	30,417	32,425	32,979	35,316	44,453
Six years later	30,969	31,128	32,869	33,328	37,360
Seven years later	31,546	31,524	33,227	35,120
Eight years later	31,841	31,875	34,683
Nine years later	32,044	32,922
Ten years later	32,854
Redundancy/(Deficiency)	(2,808)	(1,487)	(1,636)	(1,690)	(3,960)	(6,143)	(9,006)	(9,811)	(7,783)	(1,973	)*
Less effect of 21st Century homeowners and earthquake lines in runoff						(155)	(149)	(148)	(95)	(40)
Redundancy/(Deficiency) excluding 21st Century homeowners and earthquake lines						(5,988)	(8,857)	(9,663)	(7,688)	(1,933	)*

*	$433 million of the deficiency reflected relates to the reserve development of the general reinsurance operations of Transatlantic.

Life Insurance Operations

AIG’s Life Insurance subsidiaries offer a wide range of traditional insurance and financial and investment products both domestically and abroad. Traditional products consist of individual and group life, annuity, endowment and accident and health policies. Financial and investment products consist of fixed and variable annuities, guaranteed investment contracts and pensions. (See also Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

     Life Insurance operations in foreign countries comprised 78.0 percent of GAAP Life premiums and 59.7 percent of life operating income in 2003. AIG operates overseas principally through ALICO, AIA and Nan Shan. ALICO is incorporated in Delaware and all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in Europe, Africa, Latin America, the Caribbean, the Middle East, South Asia and the Far East, with Japan being the largest territory. AIG added significantly to its presence in Japan with the acquisition of GE Edison Life Insurance Company, (now known as AIG Edison Life Insurance Company) (AIG Edison Life), in 2003 and AIG Star Life in 2001, as a result of the reorganization of Chiyoda Mutual Life Insurance Company. AIA operates primarily in China (including Hong Kong), Singapore, Malaysia and Thailand. Nan Shan operates in Taiwan. (See also Note 2 of Notes to Financial Statements.)

FORM 10-K : 8

     AIG’s principal domestic Life Insurance operations include AIG American General Life, AIG Annuity and SunAmerica Life. These companies utilize multiple distribution channels including brokerage and career and general agents to offer traditional life products as well as financial and investment products. The domestic life operations comprised 22.0 percent of total GAAP Life premiums in 2003.

     There was no significant adverse effect on AIG’s Life Insurance results of operations from economic environments in any one state, country or geographic region for the year ended December 31, 2003. (See also Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

     Traditional Life Insurance products such as whole life and endowment continue to be significant in the overseas companies, especially in Southeast Asia, while a mixture of traditional, accident and health and financial products are sold in Japan.

     In addition to the above, AIG also has subsidiary operations in the Philippines, Canada, Mexico, Poland, Switzerland and Puerto Rico, and conducts life insurance business through AIUO subsidiary companies in Russia, Israel and in certain countries in Central and South America.

     The foreign life companies have over 230,000 career agents and sell their products largely to indigenous persons in local currencies. In addition to the agency outlets, these companies also distribute their products through direct marketing channels, such as mass marketing, and through brokers and other distribution outlets such as financial institutions.

Insurance Investment Operations

A significant portion of AIG’s general and life operating revenues are derived from AIG’s insurance investment operations.

(See also Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 2 and 8 of Notes to Financial Statements.)

The following table summarizes the investment results of the General Insurance operations. (See also Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of Notes to Financial Statements.)

	Annual Average Cash and Invested
	Assets

	Cash								Realized
	(including			Net	Rate of Return on				Capital
Years Ended December 31,	short-term	Invested		Investment	Cash and				Gains
(in millions)	investments)	Assets(a)	Total	Income(b)	Invested Assets				(Losses)

2003	$1,875	$60,122	$61,997	$3,022	4.9	% (c)	5.0	% (d)	$(172)
2002	1,726	47,592	49,318	2,760	5.6	(c)	5.8	(d)	(858)
2001	1,533	41,492	43,025	2,893	6.7	(c)	7.0	(d)	(130)
2000	1,212	39,801	41,013	2,701	6.6	(c)	6.8	(d)	38
1999	925	38,084	39,009	2,517	6.5	(c)	6.6	(d)	295

(a)	Including investment income due and accrued, and real estate.
(b)	Net investment income is after deduction of investment expenses and excludes realized capital gains (losses).
(c)	Net investment income divided by the annual average sum of cash and invested assets.
(d)	Net investment income divided by the annual average invested assets.

The following table summarizes the investment results of the Life Insurance operations. (See also Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of Notes to Financial Statements.)

	Annual Average Cash and Invested Assets

	Cash
	(including			Net	Rate of Return on				Realized
Years Ended December 31,	short-term	Invested		Investment	Cash and				Capital
(in millions)	investments)	Assets(a)	Total	Income(b)	Invested Assets				Losses

2003	$5,772	$286,978	$292,750	$13,640	4.7	% (c)	4.8	% (d)	$(826)
2002	5,167	231,290	236,457	12,274	5.2	(c)	5.3	(d)	(1,053)
2001	5,054	186,103	191,157	11,084	5.8	(c)	6.0	(d)	(254)
2000	5,670	155,477	161,147	9,962	6.2	(c)	6.4	(d)	(162)
1999	6,590	141,771	148,361	8,932	6.0	(c)	6.3	(d)	(148)

(a)	Including investment income due and accrued, and real estate.
(b)	Net investment income is after deduction of investment expenses and excludes realized capital gains (losses).
(c)	Net investment income divided by the annual average sum of cash and invested assets.
(d)	Net investment income divided by the annual average invested assets.

FORM 10-K : 9

American International Group, Inc. and Subsidiaries

     AIG’s worldwide insurance investment policy places primary emphasis on investments in high quality, fixed income securities in all of its portfolios and, to a lesser extent, investments in marketable common stocks, in order to preserve policyholders’ surplus and generate net investment income. The ability to implement this policy is somewhat limited in certain territories as there may be a lack of qualified long term investments or investment restrictions may be imposed by the local regulatory authorities. (See also Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Financial Services Operations

AIG’s Financial Services subsidiaries engage in diversified financial products and services including aircraft leasing, capital market transactions, and consumer and insurance premium financing.

     AIG’s Aircraft Finance Operations represent the operations of ILFC which engages primarily in the acquisition of commercial jet aircraft and the leasing and remarketing of such aircraft to airlines around the world. Also, ILFC provides, for a fee, fleet management services to certain third-party operators. (See also Note 2 of Notes to Financial Statements.)

     During the third quarter, AIG integrated the operations of AIG Trading Group Inc. (AIGTG) into AIGFP thereby establishing the Capital Markets reporting unit. AIGFP engages as principal in standard and customized interest rate, currency, equity, and credit products with top tier corporations, financial institutions, governments, agencies, institutional investors, and high net worth individuals throughout the world. AIGFP also raises funds through municipal re-investment contracts and other private and public security offerings, investing the proceeds in a diversified portfolio of high grade securities and derivative transactions. AIGTG engages in various commodity and foreign exchange trading and market making activities. (See also Note 2 of Notes to Financial Statements.)

     AIG’s Consumer Finance operations include AGF as well as AIG Consumer Finance Group, Inc. (AIGCFG). (See also Note 2 of Notes to Financial Statements.)

     AGF provides a wide variety of consumer finance products, including real estate mortgages, consumer loans, retail sales finance and credit related insurance to customers in the United States.

     AIGCFG, through its subsidiaries, is engaged in developing a multi-product consumer finance business with an emphasis on emerging markets.

     Together Aircraft Finance, Capital Markets and AIG’s Consumer Finance operations comprise the vast majority of the commissions, transaction and other fees of AIG’s consolidated financial services operations.

     Imperial A.I. Credit Companies also contribute to financial services income. This operation engages principally in insurance premium financing. (See also Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 1, 9 and 12 of Notes to Financial Statements.)

Retirement Services & Asset Management Operations

AIG’s Retirement Services & Asset Management operations offer a wide variety of investment products, including variable annuities and mutual funds, as well as investment services, such as investment asset management. Such products and services are offered to individuals and institutions both domestically and overseas.

     AIG’s principal Retirement Services & Asset Management operations are conducted through AIG Retirement Services, Inc. and its subsidiaries (AIG SunAmerica), VALIC and its related marketing entities (AIG VALIC) and AIG Global Investment Group. AIG SunAmerica develops and sells variable annuities and other investment products, sells and manages mutual funds and provides financial services. AIG VALIC provides tax qualified annuities to the employees of educational, healthcare and governmental entities. AIG Global Investment Group manages third-party institutional, retail and private equity funds invested assets on a global basis, provides securities lending and custodial services and organizes and manages the invested assets of institutional private equity investment funds. Each of these subsidiary operations receives fees for investment products and services provided. (See also Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of Notes to Financial Statements.)

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

FORM 10-K : 10

Additional Investments

AIG holds a 24.3 percent interest in IPC Holdings, Ltd., a reinsurance holding company, a 23.4 percent interest in Allied World Assurance Holdings, Ltd., a property-casualty insurance holding company, and a 22.1 percent interest in The Fuji Fire and Marine Insurance Co., Ltd., a general insurance company. (See also Note 1(q) of Notes to Financial Statements.)

Locations of Certain Assets

As of December 31, 2003, approximately 30 percent of the consolidated assets of AIG were located in foreign countries (other than Canada), including $3.05 billion of cash and securities on deposit with foreign regulatory authorities. Foreign operations and assets held abroad may be adversely affected by political developments in foreign countries, including such possibilities as tax changes, nationalization and changes in regulatory policy, as well as by consequence of hostilities and unrest. The risks of such occurrences and their overall effect upon AIG vary from country to country and cannot easily be predicted. If expropriation or nationalization does occur, AIG’s policy is to take all appropriate measures to seek recovery of such assets. Certain of the countries in which AIG’s business is conducted have currency restrictions which generally cause a delay in a company’s ability to repatriate assets and profits. (See also Notes 1 and 2 of Notes to Financial Statements.)

Regulation and Competition

Certain states require registration and periodic reporting by insurance companies that are licensed in such states and are controlled by other corporations. Applicable legislation typically requires periodic disclosure concerning the corporation that controls the registered insurer and the other companies in the holding company system and prior approval of intercorporate transfers of assets (including in some instances payment of dividends by the insurance subsidiary) within the holding company system. AIG’s subsidiaries are registered under such legislation in those states that have such requirements. (See also Note 11 of Notes to Financial Statements.)

     AIG’s insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and by other jurisdictions in which they do business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relate primarily to approval of policy forms and rates, the standards of solvency that must be met and maintained, including risk-based capital measurements, the licensing of insurers and their agents, the nature of and limitations on investments, restrictions on the size of risks that may be insured under a single policy, deposits of securities for the benefit of policyholders, methods of accounting, periodic examinations of the affairs of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of policyholders rather than security holders. (See also Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

     Risk-Based Capital (RBC) is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. Thus, inadequately capitalized General and Life Insurance companies may be identified.

     The RBC formula develops a risk adjusted target level of statutory surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations.

     The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control.

     The risk-based adjusted surplus of each of AIG’s Domestic General and Life Insurance subsidiaries exceeded their RBC standards as of December 31, 2003.

     To the extent that any of AIG’s insurance entities would fall below prescribed levels of surplus, it would be AIG’s intention to infuse necessary capital to support that entity.

     Privacy provisions of the Gramm-Leach-Bliley Act became fully effective in 2001. These provisions established consumer protections regarding the security and confidentiality of nonpublic personal information and require full disclosure of the privacy policies of financial institutions to their consumer customers. There is also legislation pending in the United States Congress and various states designed to provide additional privacy protections to consumer customers of financial institutions. These statutes and similar legislation and regulations in the United States or other jurisdictions could impact AIG’s ability to market its products or otherwise limit the nature or scope of AIG’s Insurance and Financial Services operations.

FORM 10-K : 11

American International Group, Inc. and Subsidiaries

     A substantial portion of AIG’s General Insurance business and a majority of its Life Insurance business is carried on in foreign countries. The degree of regulation and supervision in foreign jurisdictions varies from minimal in some to stringent in others. Generally, AIG, as well as the underwriting companies operating in such jurisdictions, must satisfy local regulatory requirements. Licenses issued by foreign authorities to AIG subsidiaries are subject to modification or revocation by such authorities, and AIU or other AIG subsidiaries could be prevented from conducting business in certain of the jurisdictions where they currently operate. In the past, AIU has been allowed to modify its operations to conform with new licensing requirements in most jurisdictions.

     In addition to licensing requirements, AIG’s foreign operations are also regulated in various jurisdictions with respect to currency, policy language and terms, amount and type of security deposits, amount and type of reserves, amount and type of local investment and the share of profits to be returned to policyholders on participating policies. Some foreign countries regulate rates on various types of policies. Certain countries have established reinsurance institutions, wholly or partially owned by the state, to which admitted insurers are obligated to cede a portion of their business on terms which do not always allow foreign insurers, including AIG, full compensation. In some countries, regulations governing constitution of technical reserves and remittance balances may hinder remittance of profits and repatriation of assets.

     The insurance industry is highly competitive. Within the United States, AIG’s General Insurance subsidiaries compete with approximately 3,000 other stock companies, specialty insurance organizations, mutual companies and other underwriting organizations. AIG’s subsidiaries offering Life Insurance and Retirement Services compete in the United States with approximately 1,800 life insurance companies and other participants in related financial service fields. Overseas, AIG subsidiaries compete for business with foreign insurance operations of the larger U.S. insurers and local companies in particular areas in which they are active.

     AIG’s Insurance, Financial Services and Asset Management operations operate in a highly competitive and increasingly regulated environment, both domestically and overseas. Principal sources of competition are banks, investment banks and other non-bank financial institutions. The focus of AIG’s operations has also become more consumer-oriented, thereby increasing the risks of regulatory supervision and intervention.

ITEM 2.	Properties

AIG and its subsidiaries operate from approximately 2,200 offices in the United States, 9 offices in Canada and numerous offices in approximately 100 foreign countries. The offices in Springfield, Illinois; Amarillo, Ft. Worth and Houston, Texas; Wilmington, Delaware; Hato Rey and Isabella, Puerto Rico; Tampa, Florida; Livingston, New Jersey; Evansville, Indiana; Nashville, Tennessee; 70 Pine Street, 72 Wall Street and 175 Water Street in New York City; and offices in approximately 30 foreign countries including Bermuda, Chile, Hong Kong, the Philippines, Japan, United Kingdom, Singapore, Switzerland, Taiwan and Thailand are located in buildings owned by AIG and its subsidiaries. The remainder of the office space utilized by AIG subsidiaries is leased.

ITEM 3.	Legal Proceedings

AIG and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. AIG does not believe that such litigation will have a material adverse effect on its financial condition, future operating results or liquidity. (See also the Discussion and Analysis of Consolidated Net Losses and Loss Expense Reserve Development and Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

     In late 2002, a shareholder derivative action was filed in Delaware Chancery Court alleging breaches of fiduciary duty of loyalty and care against AIG’s directors. AIG’s management believes the allegations of the complaint are without merit. AIG’s Board of Directors appointed a special committee of independent directors to review the complaint and respond to the lawsuit. The special committee has issued a report that concluded that it was not in the best interests of AIG or its shareholders to pursue the litigation and moved the Delaware Chancery Court to terminate the litigation. Discovery is ongoing relating to that motion.

ITEM 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

FORM 10-K : 12

Directors and Executive Officers
of the Registrant

Set forth below is certain information concerning the directors and executive officers of AIG. All directors are elected for one year terms at the annual meeting of shareholders. All officers serve at the pleasure of the Board of Directors, but subject to the foregoing, are elected to one year terms expiring in May of each year.

     Except as hereinafter noted, each of the directors who is also an executive officer of AIG and each of the other executive officers has, for more than five years, occupied an executive position with AIG or companies that are now its subsidiaries. There are no other arrangements or understandings between any director or officer and any other person pursuant to which the director or officer was elected to such position. Prior to joining AIG in 2001, Mr. Rautenberg was Vice President and General Manager, Corporate Communications at Canon, U.S.A. from September 2000 to June 2001 and for five years prior to that he was the senior corporate communications executive at Reliance Group Holdings. Prior to joining AIG in September 2002, Mr. Bensinger was Executive Vice President and Chief Financial Officer of Combined Specialty Group, Inc. (a division of Aon Corporation) commencing in March 2002, and served as Executive Vice President of Trenwick Group, Ltd. from October 1999 through December 2001 and as President of Chartwell Re Corp. from March 1993 until October 1999.

			Served as Director
Name	Title	Age	or Officer Since

M. Bernard Aidinoff*	Director	75	1984
Pei-yuan Chia	Director	65	1996
Marshall A. Cohen	Director	69	1992
William S. Cohen	Director	63	2004
Martin S. Feldstein	Director	64	1987
Ellen V. Futter	Director	54	1999
M. R. Greenberg*	Director, Chairman and Chief Executive Officer	78	1967
Carla A. Hills*	Director	70	1993
Frank J. Hoenemeyer*	Director	84	1985
Richard C. Holbrooke	Director	62	2001
Howard I. Smith	Director, Vice Chairman, Chief Financial Officer and Chief Administrative Officer	59	1984
Martin J. Sullivan	Director, Vice Chairman and Co-Chief Operating Officer	49	1997
Edmund S. W. Tse	Director and Senior Vice Chairman – Life Insurance	66	1991
Jay S. Wintrob	Director and Executive Vice President – Retirement Services	46	1999
Frank G. Wisner	Director and Vice Chairman – External Affairs	65	1997
Frank G. Zarb*	Director	68	2001
Thomas R. Tizzio	Senior Vice Chairman – General Insurance	66	1982
Donald P. Kanak	Vice Chairman and Co-Chief Operating Officer	51	1998
John A. Graf	Executive Vice President – Retirement Services	44	2002
Rodney O. Martin, Jr.	Executive Vice President – Life Insurance	51	2002
Kristian P. Moor	Executive Vice President – Domestic General Insurance	44	1998
Win J. Neuger	Executive Vice President and Chief Investment Officer	54	1995
R. Kendall Nottingham	Executive Vice President – Life Insurance	65	1998
Robert M. Sandler	Executive Vice President, Senior Casualty Actuary and Senior Claims Officer	61	1980
William N. Dooley	Senior Vice President – Financial Services	51	1992
Lawrence W. English	Senior Vice President – Administration	62	1985
Axel I. Freudmann	Senior Vice President – Human Resources	57	1986
Robert E. Lewis	Senior Vice President and Chief Credit Officer	53	1993
Ernest T. Patrikis	Senior Vice President and General Counsel	60	1998
Brian T. Schreiber	Senior Vice President – Strategic Planning	38	2002
Richard W. Scott	Senior Vice President – Investments	50	2002
Kathleen E. Shannon	Senior Vice President, Secretary and Deputy General Counsel	54	1986
Steven J. Bensinger	Vice President and Treasurer	49	2002
Michael J. Castelli	Vice President and Comptroller	48	1998
Keith L. Duckett	Vice President and Director of Internal Audit	43	2001
Peter K. Lathrop	Vice President and Director of Taxes	61	2001
Charles M. Lucas	Vice President and Director of Market Risk Management	65	1996
Steven A. Rautenberg	Vice President – Communications	54	2001

*	Member of Executive Committee.

FORM 10-K : 13

American International Group, Inc. and Subsidiaries

PART II

ITEM 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

(a) The table below shows the high and low closing sales prices per share of AIG’s common stock on the New York Stock Exchange Composite Tape, for each quarter of 2003 and 2002.

	2003		2002

	High	Low	High	Low

First quarter	63.50	44.47	79.61	70.15
Second quarter	60.20	50.60	75.26	62.84
Third quarter	64.70	55.54	67.91	51.10
Fourth quarter	66.28	56.59	67.89	52.45

     (b) In 2003, AIG paid a quarterly dividend of 4.7 cents in March and June and 6.5 cents in September and December for a total cash payment of 22.4 cents per share of common stock. In 2002, AIG paid a quarterly dividend of 4.2 cents in March and June and 4.7 cents in September and December for a total cash payment of 17.8 cents per share of common stock. Subject to the dividend preference of any of AIG’s serial preferred stock which may be outstanding, the holders of shares of common stock are entitled to receive such dividends as may be declared by the Board of Directors from funds legally available therefor.

     See Note 11(a) of Notes to Financial Statements for a discussion of certain restrictions on the payment of dividends to AIG by some of its insurance subsidiaries.

     (c) The approximate number of holders of common stock as of January 31, 2004, based upon the number of record holders, was 60,000.

FORM 10-K : 14

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

Years Ended December 31,
(in millions, except per share amounts)	2003	2002	2001	2000	1999

Revenues(a):
Premiums and other considerations	$54,613	$44,589	$38,428	$34,570	$31,020
Net investment income	16,662	15,034	13,977	12,663	11,449
Realized capital gains (losses)	(1,433)	(2,441)	(836)	(314)	103
Other revenues	11,461	10,300	10,197	9,419	8,162
Total revenues	81,303	67,482	61,766	56,338	50,734
Benefits and expenses:
Incurred policy losses and benefits	46,886	41,927	35,054	30,864	27,495
Insurance acquisition and other operating expenses	20,509	17,413	16,556	15,136	13,840
Acquisition, restructuring and related charges	–	–	2,017	315	–
Total benefits and expenses	67,395	59,340	53,627	46,315	41,335
Income before income taxes, minority interest and cumulative effect of accounting changes(b)	13,908	8,142	8,139	10,023	9,399
Income taxes	4,264	2,328	2,339	2,971	2,833
Income before minority interest and cumulative effect of accounting changes	9,644	5,814	5,800	7,052	6,566
Minority interest	(379)	(295)	(301)	(413)	(380)
Income before cumulative effect of accounting changes	9,265	5,519	5,499	6,639	6,186
Cumulative effect of accounting changes, net of tax	9	–	(136)	–	–
Net income	9,274	5,519	5,363	6,639	6,186
Earnings per common share(c):
Basic
Income before cumulative effect of accounting changes	3.55	2.11	2.10	2.55	2.37
Cumulative effect of accounting changes, net of tax	–	–	(0.05)	–	–
Net income	3.55	2.11	2.05	2.55	2.37
Diluted
Income before cumulative effect of accounting changes	3.53	2.10	2.07	2.52	2.34
Cumulative effect of accounting changes, net of tax	–	–	(0.05)	–	–
Net income	3.53	2.10	2.02	2.52	2.34
Cash dividends per common share(d)	.22	.18	.16	.14	.13
Total assets	678,346	561,229	493,061	426,671	383,685
Long-term debt(e)
Guaranteed by AIG	6,427	5,259	5,539	2,370	1,968
Matched/not guaranteed by AIG	64,913	57,514	48,300	38,906	34,261
Commercial paper
Guaranteed by AIG	1,223	1,645	3,370	1,565	1,363
Not guaranteed by AIG	4,715	7,467	8,522	11,482	8,718
Shareholders’ equity	71,253	59,103	52,150	47,439	39,641

(a)	Represents the sum of General Insurance net premiums earned, GAAP Life premiums, net investment income, Financial Services commissions, transaction and other fees, Retirement Services & Asset Management commissions and other fees and realized capital gains (losses).
(b)	Includes net loss reserve charge of $2.8 billion in 2002 and World Trade Center losses of $900 million in 2001.
(c)	Per share amounts for all periods presented have been retroactively adjusted to reflect all stock dividends and splits and reflect the adoption of the Statement of Financial Accounting Standards No. 128, “Earnings per Share.”
(d)	Cash dividends have not been restated to reflect dividends paid by AGC which was acquired by AIG on August 29, 2001.
(e)	Including that portion of long-term debt maturing in less than one year. (See also Note 9 of Notes to Financial Statements.)

FORM 10-K : 15

American International Group, Inc. and Subsidiaries

INDEX TO FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is designed to provide the reader a narrative with respect to AIG’s operations, financial condition and liquidity and certain other significant matters.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report and other publicly available documents may include, and AIG’s officers and representatives may from time to time make, statements which may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only AIG’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside of AIG’s control. These statements may address, among other things, AIG’s strategy for growth, product development, regulatory approvals, market position, financial results and reserves. It is possible that AIG’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause AIG’s actual results to differ, possibly materially, from those in the specific forward-looking statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. AIG is not under any obligation to (and expressly disclaims any such obligations to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

FORM 10-K : 16

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, AIG presents its operations in the way it believes will be most meaningful. Gross premiums written, statutory underwriting profit (loss) and combined ratios are presented in accordance with accounting principles prescribed by insurance regulatory authorities because these are standard measures of performance used in the insurance industry and thus allow more meaningful comparisons with AIG’s insurance competitors. AIG has also incorporated into this discussion a number of parenthetical cross-references to additional information included throughout this Form 10-K to assist readers seeking related information on a particular subject.

Introduction and Executive Summary

AIG’s operations in 2003 were conducted by its subsidiaries principally through four operating segments: General Insurance, Life Insurance, Financial Services and Retirement Services & Asset Management. Through these segments, AIG provided insurance and investment products and services to both businesses and individuals in over 130 countries and jurisdictions. This geographic product and service diversification is one of AIG’s major strengths and sets it apart from its competitors. Although regional economic downturns or political upheaval could negatively impact parts of AIG’s operations, AIG believes that this diversification makes it unlikely that regional difficulties would have a material impact on its operating results, financial condition or liquidity.

     AIG’s subsidiaries serve commercial, institutional and individual customers through an extensive property-casualty and life insurance network. In the United States, AIG companies are the largest underwriter of commercial and industrial insurance and one of the largest life insurance operations as well. AIG’s Financial Services businesses include commercial aircraft leasing, capital markets and consumer finance, both in the United States and abroad. AIG also has one of the largest retirement services business in the United States and provides asset management services to institutions and individuals.

     AIG’s 2003 performance reflects implementation of various long-term strategies and defined goals in its various operating segments.

     A primary goal of AIG in managing its General Insurance operations is to achieve an underwriting profit – maintaining a combined loss and expense ratio under 100. To achieve this end, AIG is disciplined in its risk selection and premiums must be adequate to cover the risk accepted. AIG believes in strict control of expenses, so it historically has one of the lowest expense ratios in the industry.

     AIG patiently builds relationships in markets around the world where it sees long-term growth opportunities. For example, AIG’s ability to expand its Chinese operations more quickly and extensively than its competitors is the result of relationships developed over nearly 30 years. AIG’s more recent extensions of operations into India, Brazil, Russia and other emerging markets follow the same pattern. Moreover, AIG believes in investing in the economies and infrastructures of these countries and growing with them. When AIG companies enter a new jurisdiction, they typically offer both basic protection and savings products. As the economies evolve, AIG’s products evolve with them, to more complex and investment-oriented models.

     Another central focus of AIG operations in current years is the development and expansion of new distribution channels. In late 2003, AIG entered into an agreement with the Peoples Insurance Company of China (PICC) which will enable AIG companies to market accident and health products throughout China through PICC’s agency system. Other examples of new distribution channels used both domestically and overseas include banks, affinity groups and e-commerce.

     Growth for AIG may be generated both internally and through acquisitions which both fulfill strategic goals and offer adequate return on investment. In recent years, the acquisitions of AIG Star Life and AIG Edison Life have broadened AIG’s penetration of the Japanese market, the second largest for life insurance in the world. These acquisitions broadened AIG’s distribution channels and will result in operating efficiencies as they are integrated into AIG’s previously existing companies operating in Japan.

     AIG provides leadership on issues of concern to the global and local economies as well as the insurance and financial services industries. In recent years, tort reform and legislation to deal with the asbestos problem have been key issues, while in prior years trade legislation and superfund have been issues of concern.

The following table summarizes AIG’s revenues, income before income taxes, minority interest and cumulative effect of accounting changes and net income for the twelve months ended December 31, 2003, 2002 and 2001:

Years Ended December 31,
(in millions)	2003	2002	2001

Total revenues	$81,303	$67,482	$61,766

Income before income taxes, minority interest and cumulative effect of accounting changes	13,908	8,142	8,139

Net income	$9,274	$5,519	$5,363

FORM 10-K : 17

American International Group, Inc. and Subsidiaries

Consolidated Results

The 20.5 percent growth in revenues in 2003 was primarily attributable to the growth in net premiums earned from global General Insurance operations as well as growth in both General Insurance and Life Insurance net investment income and GAAP Life premiums. Additionally, net realized capital losses declined $1.0 billion in 2003 over 2002.

     AIG’s income before income taxes, minority interest and cumulative effect of an accounting change increased 70.8 percent in 2003 when compared to 2002. General Insurance and Life Insurance operating income gains, together with the reduction of realized capital losses as well as the impact of the loss reserve charge in 2002, were the primary factors for the increase over 2002 in both pretax income and net income.

The following table summarizes the operations of each principal segment for the twelve months ended December 31, 2003, 2002 and 2001. (See also Note 2 of Notes to Financial Statements.)

(in millions)	2003	2002	2001

Revenues:
General Insurance(a)	$34,584	$26,171	$22,128
Life Insurance(b)	35,693	31,541	29,893
Financial Services(c)	7,565	6,815	6,485
Retirement Services & Asset Management(d)	3,896	3,485	3,712
Other	(435)	(530)	(452)

Total	$81,303	$67,482	$61,766

Operating Income(e):
General Insurance	$5,070	$667	$2,851
Life Insurance	6,002	4,929	4,675
Financial Services	2,464	2,189	1,991
Retirement Services & Asset Management	1,271	1,016	1,088
Other(f)	(899)	(659)	(2,466)

Total	$13,908	$8,142	$8,139

(a)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).
(b)	Represents the sum of GAAP Life premiums, net investment income and realized capital gains (losses).
(c)	Represents Financial Services commissions, transactions and other fees.

(d)	Represents Retirement Services & Asset Management commissions and other fees.

(e)	Represents income before income taxes, minority interest, and cumulative effect of accounting changes.
(f)	Represents other income (deductions)-net, and for 2001, acquisition, restructuring and related charges connected to the acquisition of American General Corporation.

General Insurance

AIG’s General Insurance operations provide property and casualty products and services throughout the world. The increase in General Insurance operating income in 2003 compared to 2002 was primarily attributable to strong growth in operating income with respect to Domestic Brokerage Group’s and Foreign General’s operations in 2003 and the impact of the loss reserve charge of $2.8 billion in 2002. In addition, the level of realized capital losses with respect to General Insurance operations declined to $172 million in 2003 from $858 million in 2002. General Insurance operating income in 2002 was substantially lower than 2001 due to the $2.8 billion reserve charge in 2002.

Life Insurance

AIG’s Life Insurance operations provide traditional, financial and investment products throughout the world. AIG’s foreign operations provide over 50 percent of AIG’s Life Insurance operating income.

     Life Insurance operating income increased by 21.8 percent in 2003. This increase resulted from growth in each of AIG’s principal life insurance businesses, and the decline in realized capital losses to $826 million in 2003 from $1.05 billion in 2002. Life Insurance operating income grew in 2002 relative to 2001. This growth rate was negatively impacted by substantial increase in realized capital losses in 2002, compared to the $254 million realized capital losses in 2001.

Financial Services

AIG’s Financial Services subsidiaries engage in diversified financial products and services including aircraft leasing, capital market transactions and consumer and insurance premium financing.

     Financial Services operating income increased in 2003 compared to 2002 and in 2002 compared to 2001, reflecting operating income growth derived from a broadened range of businesses and products in each year.

Retirement Services & Asset Management

AIG’s Retirement Services & Asset Management operations provide a wide variety of investment products, including variable annuities and mutual funds, as well as investment services, such as asset management. These products and services are offered to individuals, government agencies and institutions both domestically and overseas.

     Retirement Services & Asset Management operating income increased 25.1 percent in 2003 when compared to 2002 as a result of the upturn in worldwide financial markets and the improved U.S. economic conditions; operating income declined 6.6 percent in 2002 when compared to 2001 due to the depressed markets and economic environment.

FORM 10-K : 18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Realized Capital Losses

AIG incurred net realized capital losses of $1.43 billion in 2003, $2.44 billion in 2002 and $836 million in 2001. The realized capital losses in each year reflect primarily impairment loss provisions. Upon the ultimate disposition of these holdings, a portion of these losses may be recovered depending on future market conditions.

Capital Resources

At December 31, 2003, AIG had total shareholders’ equity of $71.25 billion and total borrowings of $77.28 billion. At that date, $69.63 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

     During 2003, AIG repurchased in the open market 3,822,500 shares of its common stock.

Liquidity

At December 31, 2003, consolidated invested assets were $525.23 billion including $9.84 billion in cash and short-term investments. Consolidated net cash provided from operating activities in 2003 amounted to $36.16 billion. AIG believes that its liquid assets, cash provided by operations and access to the capital markets will enable it to meet any forseeable cash requirements.

Outlook

Overall, premium rates in the General Insurance business have continued to be strong both domestically and in key international markets, although the rates of increase have moderated in most lines and begun to fall in certain classes. AIG also continues to be able to modify and limit its contractual obligations by adding appropriate exclusions and policy restrictions. AIG expects total premiums to increase for 2004 resulting in positive growth in cash flow for investments. Thus, General Insurance net investment income is expected to rise in future quarters even in the current low interest rate environment.

     In October 2003, AIG entered into an agreement with PICC that will enable AIG to market its accident and health products through PICC’s 4,300 branch offices throughout the country. PICC has over 70 percent of the non-life market in China and AIG expects substantial opportunity for growth through this new distribution channel.

     In the Life Insurance segment, AIG expects overall continued growth through expansion in China, where AIG was the first foreign insurance organization to have wholly owned Life Insurance operations in eight major cities, as well as in India, Korea and Vietnam.

     AIG Edison Life was acquired in August of 2003. AIG Edison Life adds to the current agency force in Japan, and provides alternative distribution channels including banks, financial advisers, and corporate and government employee relationships. AIG Edison Life’s integration into AIG’s existing Japanese operations will provide future operating efficiencies.

     Domestically, AIG expects continued strong operating growth in 2004 as distribution channels are expanded and new products are introduced.

     In the airline industry, changes in market conditions are not immediately apparent in operating results. Therefore, AIG believes that improvements in that market commencing in 2003 will be gradually reflected in ILFC’s results in 2004. In the Capital Markets operations, the integration of AIG Trading Group Inc. (AIGTG) into the AIGFP operations created operating efficiencies that will continue to be realized and product synergies that should enhance 2004 results. AIG also expects increased contributions to Financial Services revenues and income from its consumer finance operations both domestically, as a result of the improving economy, and overseas, as expansion of credit card operations continues and economic conditions improve.

     AIG expects both its Retirement Services operations and its Asset Management operations to continue to benefit from the recovery in the equity markets and global economy.

     AIG has many promising growth initiatives underway around the world in its insurance and other operations. Cooperative agreements such as those in Russia and with the PICC are expected to expand distribution networks for AIG’s products and investment opportunities and provide models for future growth.

 Critical Accounting Estimates

AIG considers its most critical accounting estimates those with respect to reserves for losses and loss expenses, future policy benefits for life and accident and health contracts, deferred policy acquisition costs, and fair value determinations for certain Capital Markets assets and liabilities. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, AIG’s results of operations would be directly impacted.

FORM 10-K : 19

American International Group, Inc. and Subsidiaries

     Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, AIG’s critical accounting estimates are discussed in detail. The major categories for which assumptions are developed and used to establish each critical accounting estimate are highlighted below.

Reserves for Losses and Loss Expenses (General Insurance):

•	Loss trend factors: used to establish expected loss ratios for subsequent accident years based on the projected loss ratio with respect to prior accident years.
•	Expected loss ratios for the latest accident year: in this case, accident year 2003 for the year end 2003 loss reserve analysis. For low frequency, high severity classes such as Excess Casualty and Directors and Officers’ Liability, expected loss ratios generally are utilized for at least the three most recent accident years.
•	Loss development factors: used to project the reported losses for each accident year to an ultimate amount.

Future Policy Benefits for Life and Accident and Health Contracts (Life Insurance):

•	Interest rates: which vary by territory, year of issuance and products.
•	Mortality, morbidity and surrender rates: based upon actual experience by geographical region modified to allow for variation in policy form.

Deferred Policy Acquisition Costs (General Insurance):

•	Recoverability based upon the current profitability of the underlying insurance contracts.

Life Insurance and Retirement Services & Asset Management:

•	Estimated gross profits: to be realized over the estimated duration of the contracts (nontraditional life). Estimated gross profits include investment income and gains and losses on investments less required interest, actual mortality and other expenses.

Fair Value Determinations of Certain Assets and Liabilities (Financial Services — Capital Markets):

•	Valuation models: utilizing factors, such as market liquidity and current interest, foreign exchange and volatility rates.
•	AIG attempts to secure reliable and independent current market price data, such as published exchange rates from external subscription services such as Bloomberg or Reuters or third party broker quotes for use in this model. When such prices are not available, AIG uses an internal methodology, which includes interpolation or extrapolation from verifiable prices from trades occurring on dates nearest to the dates of the transactions.

 Operating Review

General Insurance Operations

AIG’s General Insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance both domestically and abroad.

     Domestic General Insurance operations are comprised of DBG, which includes HSB; Transatlantic; Personal Lines, including 21st Century; and UGC (Mortgage Guaranty).

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

     Transatlantic offers, through its reinsurance company subsidiaries, reinsurance capacity, both domestically and overseas, on a treaty and facultative basis for a full range of property and casualty products.

     Personal Lines engages in the mass marketing of personal lines insurance, primarily private passenger auto and personal umbrella coverages, as well as providing comprehensive insurance coverage to high net-worth households through its Private Client Group.

     UGC provides guaranty insurance to mortgage providers primarily with respect to conventional first mortgage loans on single family dwellings and condominiums. During 2003, UGC commenced providing guaranty insurance to providers of student loans.

     AIG’s Foreign General insurance group accepts risks primarily underwritten through AIU, a marketing unit consisting of wholly owned agencies and insurance entities. The Foreign General insurance group also includes business written by AIG’s foreign-based insurance subsidiaries for their own accounts. (See also Note 2 of Notes to Financial Statements.)

     As previously noted, AIG believes it should present and discuss its financial information in a manner most meaningful to its investors. Accordingly, in its General Insurance business, AIG uses certain non-GAAP measures, where AIG has determined these measurements to be useful and meaningful.

     A critical discipline of a successful general insurance business is the objective to produce operating income from underwriting exclusive of investment related income. When underwriting is not profitable, premiums are inadequate to pay for insured losses and underwriting related expenses. In these situations, the addition of general insurance related in-

FORM 10-K : 20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

vestment income and realized capital gains may, however, enable a general insurance business to produce operating income. If underwriting losses persist over extended periods, an insurance company will likely not continue to exist as a going concern. For these reasons, AIG views underwriting profit to be critical in the overall evaluation of performance. Although in and of itself not a GAAP measurement, AIG believes this measurement is a useful and meaningful disclosure. (See also the discussion under “Liquidity” herein.)

General Insurance operating income is comprised of underwriting profit (loss), net investment income and realized capital gains and losses. These components, as well as net premiums written, net premiums earned and statutory ratios for 2003, 2002 and 2001 were as follows:

(in millions, except ratios)	2003	2002		2001

Net premiums written:
Domestic General
DBG	$20,061	$15,214		$10,197
Transatlantic	3,341	2,500		1,906
Personal Lines	3,706	3,182		2,454
Mortgage Guaranty	532	508		494
Foreign General	7,572	6,010		5,050

Total	$35,212	$27,414		$20,101

Net premiums earned:
Domestic General
DBG	$17,309	$13,053		$9,776
Transatlantic	3,171	2,369		1,790
Personal Lines	3,652	2,913		2,478
Mortgage Guaranty	496	502		489
Foreign General	7,106	5,432		4,832

Total	$31,734	$24,269		$19,365

Underwriting profit (loss):
Domestic General
DBG	$955	$(2,049	) (a)	$(338	) (b)
Transatlantic	109	(58	) (a)	(274	) (b)
Personal Lines	111	29	(c)	(92)
Mortgage Guaranty	264	278		311
Foreign General	781	565		481	(b)

Total	$2,220	$(1,235)		$88

Net investment income:
Domestic General
DBG	$1,772	$1,609		$1,827
Transatlantic	271	252		240
Personal Lines	142	122		114
Mortgage Guaranty	142	139		106
Intercompany adjustments and eliminations – net	7	23		23
Foreign General	688	615		583

Total	$3,022	$2,760		$2,893

Realized capital gains (losses)	(172)	(858)		(130)

Operating income	$5,070	$667	(a)	$2,851	(b)

(continued)
Domestic General:
Loss ratio	77.16	92.86		85.89
Expense ratio	16.81	17.72		17.64

Combined ratio	93.97	110.58		103.53

Foreign General:
Loss ratio	60.02	61.13		60.51
Expense ratio	27.47	28.99		31.67

Combined ratio	87.49	90.12		92.18

Consolidated:
Loss ratio(d)	73.33	85.76		79.55
Expense ratio	19.10	20.19		21.16

Combined ratio	92.43	105.95		100.71

(a)	Includes loss reserve charge of $2.8 billion in the aggregate.
(b)	Includes WTC losses of $769 million in the aggregate.
(c)	Includes 21st Century’s loss adjustment expense pretax provision of $43 million for SB1899 Northridge earthquake claims.
(d)	The impact of the loss reserve charge and the WTC losses on the loss ratio was an increase of 11.54 in 2002 and 3.97 in 2001.

General Insurance Results

Net premiums written are initially deferred and earned based upon the terms of the underlying policies. The net unearned premium reserve constitutes deferred revenues which are generally earned ratably over the policy period. Thus, the net unearned premium reserve is not fully recognized as net premiums earned until the end of the policy period.

     Commencing in the latter part of 1999 and continuing through 2003, the commercial property-casualty market place has experienced premium rate increases. Virtually all areas of DBG have experienced premium rate increases as well as maintaining an excellent retention rate for desired renewal business. The vast majority of the net premiums written increase in 2003 resulted from rate increases with respect to renewed business. Overall, DBG’s net premiums written increased in 2003 and 2002. Adjusting this growth for cancelled or nonrenewed business, such growth would have approximated 38 percent in 2003 and 56 percent in 2002. AIG believes that these premium rate increases will continue into 2004 particularly with respect to long tail lines of business where the insurer’s stability is critical to the insured. Based on historical patterns, AIG believes that overall growth in net premiums written will slow as competition for premiums increases in certain lines of business.

FORM 10-K : 21

American International Group, Inc. and Subsidiaries

     Personal Lines’ net premiums written for 2003 includes $159 million from the domestic insurance operations of GE that were acquired in August. The increase in net premiums written apart from this acquisition resulted from increased marketing efforts as well as rate increases in several states. The increase in underwriting profits in 2003 and 2002 result from premium rate increases and growth in net premiums written. Underwriting profits are expected to continue to increase through 2004 as a result of continued marketing efforts, loss cost stabilization and the full year impact of the acquisition.

     Mortgage Guaranty’s net premiums written increased 4.7 percent in 2003 over 2002 primarily due to its entry into student loan insurance market beginning in early 2003. The residential first mortgage operation was negatively impacted by refinancing fueled by low interest rates. AIG anticipates continued growth in Mortgage Guaranty in 2004 resulting from a full year of student loan insurance operations. Also, as the number of refinancings decreases, persistency should improve on the first mortgage book and renewal premiums are expected to increase. Underwriting profit should recover from the decrease shown in 2003 which resulted from the adverse impact on net premiums earned from the refinancing activities.

     Foreign General insurance net premiums written growth was due to premium rate increases as well as flight to quality. The regions that had the strongest premium growth were Western Europe and UK/Ireland. Although AIG expects growth in Foreign General commercial lines rates to decelerate in 2004, Foreign General has commenced various initiatives with respect to target markets, products, and distribution to offset this decline.

     In comparing the foreign currency exchange rates used to translate the results of AIG’s Foreign General operations during 2003 to those foreign currency exchange rates used to translate AIG’s Foreign General results during 2002, the U.S. dollar weakened slightly in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, when foreign net premiums written were translated into U.S. dollars for the purposes of the preparation of the consolidated financial statements, total General Insurance net premiums written were approximately 1.9 percentage points more than they would have been if translated utilizing those foreign currency exchange rates which prevailed during 2002.

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

     The 2003 domestic and foreign combined ratios improved over last year’s ratios primarily because the growth in net premiums exceeded the growth in expenses, continued expense control in 2003 and the impact of the $2.8 billion loss reserve charge in 2002.

     Underwriting profit is measured in two ways: statutory underwriting profit and Generally Accepted Accounting Principles (GAAP) underwriting profit.

     Statutory underwriting profit is arrived at by reducing net premiums earned by net losses and loss expenses incurred and net expenses incurred. Statutory accounting generally requires immediate expense recognition and ignores the matching of revenues and expenses as required by GAAP. That is, for statutory purposes, expenses are recognized immediately, not over the same period that the revenues are earned.

     A basic premise of GAAP accounting is the recognition of expenses at the same time revenues are earned, the accounting principle of matching. Therefore, to convert underwriting results to a GAAP basis, acquisition expenses are deferred (deferred policy acquisition costs (DAC)) and amortized over the period the related net premiums written are earned. Accordingly, the statutory underwriting profit has been adjusted as a result of acquisition expenses being deferred as required by GAAP. DAC is reviewed for recoverability and such review requires management judgment. (See also Critical Accounting Estimates herein and Notes 1 and 4 of Notes to Financial Statements.)

     The underwriting environment varies from country to country, as does the degree of litigation activity. Regulation, product type and competition have a direct impact on pricing and consequently on profitability as reflected in underwriting profit and statutory general insurance ratios.

FORM 10-K : 22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     In 2002, AIG’s General Insurance results reflect the net impact of the loss reserve charge of $2.8 billion with respect to accident years 1997 through 2001. Such charge was the result of AIG’s annual year-end review of General Insurance loss reserves. (See also the discussion under “2002 Loss Reserve Charge” herein.) In addition, these results reflect the net impact of catastrophe losses approximating $57 million in 2002, and $867 million in 2001 (which include $769 million in WTC losses and $50 million with respect to the Northridge earthquake, following the unprecedented decision by the State of California to require all insurers to reopen claims nearly eight years after the occurrence). On a gross basis, incurred losses included $3.5 billion attributable to the loss reserve charge and approximately $245 million from catastrophes in 2002, and catastrophe losses of $2.15 billion in 2001 (which include $2.0 billion in WTC losses).

     The effects of catastrophes incurred in 2003 were insignificant. The impact of losses caused by catastrophes can fluctuate widely from year to year, making comparisons of recurring type business more difficult. With respect to catastrophe losses, AIG believes that it has taken appropriate steps, such as careful exposure selection and obtaining reinsurance coverage, to reduce the impact of the magnitude of possible future losses. The occurrence of one or more catastrophic events of unanticipated frequency or severity, such as a terrorist attack, earthquake or hurricane, that causes insured losses, however, could have a material adverse effect on AIG’s results of operations, liquidity or financial condition.

     General Insurance net investment income grew in 2003 when compared to 2002. The invested cash flow resulting from the growth in net premiums written in this and prior periods had a positive impact on net investment income. In 2002, net investment income decreased when compared to 2001. The decrease in net investment income in 2002 was primarily a result of lower earnings with respect to the general insurance private equity portfolio. Also, interest income earned from the General Insurance bond portfolio was impacted by lower yields as the proceeds from maturing fixed income securities were reinvested. As AIG believes that net premiums written will continue to increase in 2004, it is expected that cash flow for investment will continue to grow as well. As a result, net investment income is expected to grow in 2004. (See also the discussion under “Liquidity” herein and Note 8 of Notes to Financial Statements.)

     Realized gains and losses resulted from the ongoing investment management of the General Insurance portfolios within the overall objectives of the General Insurance operations and were reflective of weakness in the equity markets in early 2003 and prior periods and impairment loss provisions for both equity and fixed income holdings in all three years. (See the discussion on “Valuation of Invested Assets” herein.)

     The increase in General Insurance operating income in 2003 was primarily attributable to strong profitable growth in DBG’s and Foreign General’s operations, the decrease in realized capital losses relative to prior periods and the impact of the loss reserve charge in 2002. The decline in the growth rate in 2002 was caused by the $2.8 billion loss reserve charge as well as the $728 million increase in realized capital losses in 2002.

     The contribution of General Insurance operating income to AIG’s consolidated income before income taxes, minority interest and cumulative effect of accounting changes was 36.5 percent in 2003 compared to 8.2 percent in 2002 and 35.0 percent in 2001. The increase over 2002 and the decrease of 2002 compared to 2001 was a result of the $2.8 billion loss reserve charge in 2002.

Reinsurance

AIG is a major purchaser of reinsurance for its General Insurance operations. AIG is cognizant of the need to exercise good judgment in the selection and approval of both domestic and foreign companies participating in its reinsurance programs. AIG insures risks globally and its reinsurance programs must be coordinated in order to provide AIG the level of reinsurance protection that AIG desires. AIG purchases reinsurance to mitigate its catastrophic exposure. However, one or more catastrophe losses could negatively impact AIG’s reinsurers and result in an inability of AIG to collect reinsurance recoverables. AIG’s reinsurance department evaluates catastrophic events and assesses the probability of occurrence and magnitude of catastrophic events through the use of state of the art industry recognized program models among other techniques. AIG supplements these models through continually monitoring the risk exposure of AIG’s worldwide general insurance operations and adjusting such models accordingly. While reinsurance arrangements do not relieve AIG from its direct obligations to its insureds, an efficient and effective reinsurance program substantially limits AIG’s probable losses.

FORM 10-K : 23

American International Group, Inc. and Subsidiaries

     AIG’s general reinsurance assets amounted to $26.76 billion and resulted from AIG’s reinsurance arrangements. Thus, a credit exposure existed at December 31, 2003 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2003, approximately 47 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, the majority of these balances were collateralized. The remaining 53 percent of the general reinsurance assets were from authorized reinsurers. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Approximately 90 percent of the balances with respect to authorized reinsurers are from reinsurers rated A (excellent) or better, as rated by A.M. Best, or A (strong) or better, as rated by Standard & Poor’s. This rating is a measure of financial strength.

     AIG maintains an allowance for estimated unrecoverable reinsurance and has been largely successful in its previous recovery efforts. At December 31, 2003, AIG had allowances for unrecoverable reinsurance approximating $140 million. At that date, AIG had no significant reinsurance recoverables from any individual reinsurer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

     AIG’s Reinsurance Security Department conducts ongoing detailed assessments of the reinsurance markets and current and potential reinsurers, both foreign and domestic. Such assessments include, but are not limited to, identifying if a reinsurer is appropriately licensed, and has sufficient financial capacity, and the local economic environment in which a foreign reinsurer operates. This department also reviews the nature of the risks ceded and the need for collateral. For example, in AIG’s treaty reinsurance contracts, AIG includes credit triggers that require a reinsurer to post collateral when a referenced event occurs. Such credit triggers include, but are not limited to, insurer financial strength rating downgrades, policyholder surplus declines at or below a certain predetermined level or a certain predetermined level of a reinsurance recoverable being reached. In addition, AIG’s Credit Risk Committee reviews the credit limits for and concentrations with any one reinsurer.

     AIG enters into certain intercompany reinsurance transactions for its general and life operations. AIG enters these transactions as a sound and prudent business practice in or-der to maintain underwriting control and spread insurance risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All material intercompany transactions have been eliminated in consolidation.

     At December 31, 2003, the consolidated general reinsurance assets of $26.76 billion include reinsurance recoverables for paid losses and loss expenses of $3.59 billion and $19.47 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments thereto are reflected in income currently. It is AIG’s belief that the ceded reserves at December 31, 2003 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

Reserve for Losses and Loss Expenses

The table below classifies as of December 31, 2003 the components of the General Insurance reserve for losses and loss expenses (loss reserves) with respect to major lines of business on a statutory basis*:

(in millions)

Other liability occurrence	$13,515
Other liability claims made	9,991
Workers compensation	7,258
Auto liability	5,301
International	3,254
Property	3,254
Reinsurance	2,010
Medical malpractice	2,013
Aircraft	1,432
Products liability	1,352
Accident and health	1,335
Fidelity/ surety	975
Other	4,428

Total	$56,118

*	Presented pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

     These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR and loss expenses.

     At December 31, 2003, General Insurance net loss reserves increased $5.91 billion from the prior year end to $36.65 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting

FORM 10-K : 24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

therefrom are reflected in operating income currently. It is management’s belief that the General Insurance net loss reserves are adequate to cover all General Insurance net losses and loss expenses as at December 31, 2003. While AIG annually reviews the adequacy of established loss reserves, there can be no assurance that AIG’s ultimate loss reserves will not adversely develop and materially exceed AIG’s loss reserves as of December 31, 2003. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on future results of operations. See “2002 Loss Reserve Charge” herein.

     In a very broad sense, the General Insurance loss reserves can be categorized into two distinct groups, one group being long tail casualty lines of business. Such lines include excess and umbrella liability, directors and officers’ liability, professional liability, medical malpractice, general liability, products’ liability, and related classes. The other group is short tail lines of business consisting principally of property lines, personal lines and certain classes of casualty lines.

     For operations writing short tail coverages, such as property coverages, the process of recording quarterly loss reserve changes is geared toward maintaining an appropriate reserve level for the outstanding exposure, rather than determining an expected loss ratio for current business. For example, the IBNR reserve required for a class of property business might be expected to approximate 20 percent of the latest year’s earned premiums, and this level of reserve would be maintained regardless of the loss ratio emerging in the current quarter. The 20 percent factor is adjusted to reflect changes in rate levels, loss reporting patterns, known exposures to large unreported losses, or other factors affecting the particular class of business.

     Estimation of ultimate net losses and loss expenses (net losses) for long tail casualty lines of business is a complex process and depends on a number of factors, including the line and volume of the business involved. Experience in the more recent accident years of long tail casualty lines shows limited statistical credibility in reported net losses. That is, a relatively low proportion of net losses would be reported claims and expenses and an even smaller proportion would be net losses paid. A relatively high proportion of net losses would therefore be IBNR.

     AIG’s carried net long tail loss reserves are tested using loss trend factors that AIG considers most appropriate for each class of business. A variety of actuarial methods and assumptions are normally employed to estimate net losses for long tail casualty lines. These methods ordinarily involve theuse of loss trend factors intended to reflect the estimated annual growth in loss costs from one accident year to the next. For the majority of long tail casualty lines, net loss trend factors approximated six percent. Loss trend factors reflect many items including changes in claims handling, exposure and policy forms; current and future estimates of monetary inflation and social inflation and increases in litigation and awards. These factors are periodically reviewed and subsequently adjusted, as appropriate, to reflect emerging trends which are based upon past loss experience. Thus, many factors are implicitly considered in estimating the year to year growth in loss costs recognized.

     A number of actuarial assumptions are made in the review of reserves for each line of business.

     For longer tail lines of business, actuarial assumptions generally are made with respect to the following:

•	Loss trend factors which are used to establish expected loss ratios for subsequent accident years based on the projected loss ratio for prior accident years.

•	Expected loss ratios for the latest accident year (i.e., accident year 2003 for the year end 2003 loss reserve analysis) and in some cases, for accident years prior to the latest accident year. The expected loss ratio generally reflects the projected loss ratio from prior accident years, adjusted for the loss trend (See 1 above) and the impact of rate changes and other quantifiable factors. For low-frequency, high-severity classes such as Excess Casualty and Directors and Officers Liability (D & O), expected loss ratios generally are utilized for at least the three most recent accident years.

•	Loss development factors which are used to project the reported losses for each accident year to an ultimate basis.

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

FORM 10-K : 25

American International Group, Inc. and Subsidiaries

     The process of determining the current loss ratio for each class or business segment begins in the profit centers in the latter part of the previous year. The loss ratios determined for each profit center are based on a variety of factors. These include, but are not limited to, the following considerations: prior accident year and policy year loss ratios; actual and anticipated rate changes; actual and anticipated changes in coverage, reinsurance, or mix of business; actual and anticipated changes in external factors impacting results, such as trends in loss costs or in the legal and claims environment. Each profit center’s loss ratio for the following year is subject to review by the profit center’s management, by actuarial and accounting staffs, and ultimately by senior management. At the close of each quarter, the assumptions underlying the loss ratios are reviewed to determine if the loss ratios based thereon remain appropriate. This process includes a review of the actual claims experience in the quarter, actual rate changes achieved, actual changes in coverage, reinsurance or mix of business, and changes in certain other factors that may affect the loss ratio. When this review suggests that the initially determined loss ratio is no longer appropriate, the loss ratio for current business would be changed to reflect the revised assumptions.

     A comprehensive annual loss reserve review is conducted in the fourth quarter of each year for each AIG General Insurance subsidiary. These reviews are conducted in full detail for each class or line of business for each subsidiary, and thus consist of literally hundreds of individual analyses. The purpose of these reviews is to confirm the reasonableness of the reserves carried by each of the individual subsidiaries, and thereby of AIG’s overall carried reserves. The reserve analysis for each business class is performed by the actuarial personnel who are most familiar with that class of business. In completing these detailed actuarial reserve analyses, the actuaries are required to make numerous assumptions, including for example the selection of loss development factors and loss cost trend factors. They are also required to determine and select the most appropriate actuarial method(s) to employ for each business class. Additionally, they must determine the appropriate segmentation of data or segments from which the adequacy of the reserves can be most accurately tested. In the course of these detailed reserve reviews for each business segment, a point estimate of the loss reserve is generally determined. The sum of these point estimates for each of the individual business classes for each subsidiary provides an overall actuarial point estimate of the loss reserve for that subsidiary. The overall actuarial point estimate is compared to the subsidiary’s carried loss reserve. If the carried reserve can be supported by actuarial methods and assumptions which are also believed to be reasonable, then the carried reserve wouldgenerally be considered reasonable and no adjustment would be considered. The ultimate process by which the actual carried reserves are determined considers not only the actuarial point estimate but a myriad of other factors. Other crucial internal and external factors considered include a qualitative assessment of inflation and other economic conditions in the United States and abroad, changes in the legal, regulatory, judicial and social environments, underlying policy pricing, terms and conditions, and claims handling.

     In the 2002 year-end actuarial loss reserve analysis for DBG, the more recent accident years showed significant increases in loss development for the excess casualty and directors and officers’ liability classes, as well as lesser amounts in certain other classes including healthcare liability. As a result, the actuaries performing the loss reserve analyses for these classes modified their historical assumptions in producing the point estimate of required reserves. A key modification was to give additional weight to the actual loss development in the immature years. For example, for the excess casualty lead umbrella class, the actual loss developments for accident year 1999 were used, even though that development normally would have been considered too immature to produce reliable results (and therefore, not used under historical assumptions). Another key change for the most recent accident years (generally accident years 2000, 2001 and 2002) was, although the actuaries continued to use actuarial assumptions that rely on expected loss ratios based on the results of prior accident years, the expected loss ratio assumptions used gave far greater weight to more recent accident year experience than was the case in the historical assumptions. Thus for the excess casualty lead umbrella class described above, the actuaries gave 100 percent weight to the results of the 1997 through 1999 accident years only, giving no weight to the more favorable development of all prior years, in setting expected loss ratio assumptions for accident years 2000 to 2002. Again, using the lead umbrella class as an example, rather than using the historical loss trend factor of 2.5 percent per year as actually experienced, the actuaries used 7.5 percent as the annual loss cost trend factor, reflecting the more current experience. As a result of the modified assumptions, the actuaries developed a second point estimate of the net loss reserve for DBG. (See “2002 Loss Reserve Charge” herein.)

     With respect to the 2003 year-end actuarial loss reserve analysis for DBG, the actuaries continued to utilize the modified assumptions as described above, with appropriate adjustments to account for the additional year of loss experience which emerged in 2003. For example, in setting the expected loss ratios for accident years 2001, 2002 and 2003 for the

FORM 10-K : 26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

excess casualty lead umbrella class, the actuaries gave 100 percent weight to the results of the 1997 through 2000 accident years only, giving no weight to the more favorable development of accident years prior to 1997. In addition, they continued to utilize the 7.5 percent annual loss cost trend factor.

     Loss development trends for long tail lines such as Excess Casualty and D&O, however, have not followed any consistent trend. This has at times led to overstated loss ratio projections and is a key reason why the actuaries have customarily utilized the historical projection method, which gave more weight to the experience of older, more mature accident years. For long tail lines, judgment is required in analyzing the appropriate weighting of current trends to avoid overreacting to data anomalies that may distort such current trends. Given the accuracy of the historical approach and the uncertainty of the more recent trends, AIG management decided to give approximately equal weight to the point estimate of the required reserve resulting from the historical assumptions and the point estimate of the required reserve from the modified assumptions described above in determining the actual loss reserve carried at year-end 2003.

     AIG’s annual loss reserve does not calculate a range of loss reserve estimates. Because AIG’s General Insurance business is primarily in long tail casualty lines driven almost entirely by severity rather than frequency of claims, developing a range around loss reserve estimates would not be meaningful. An estimate is calculated which AIG’s actuaries believe provides a reasonable estimate of the required reserve. This amount is evaluated against actual carried reserves. It must be understood that there is the potential for significant variation in the actual results versus the assumptions used to test the reserves, particularly for the long tail casualty classes of business such as excess casualty. As an example, for the lead umbrella segment of the excess casualty class of business, a 5 percent change in the assumed loss cost trend from each accident year to the next would cause approximately a $300 million impact (either positively or negatively) in the net loss and loss expense reserve position for that segment. In the early 1990’s actual loss cost trends were negative for the excess casualty class, whereas in the late 1990’s they spiked significantly and ran well into the double digits. Thus, while the 7.5 percent assumption used in the modified assumptions for both year-end 2002 and 2003 is believed to be reasonable, there can be no assurance that actual loss trends will not deviate significantly from this assumption. Another key assumption for long tail classes such as excess casualty is the loss development factors which are utilized to project thereported losses for each year to an ultimate basis. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Again using the excess casualty class as an example, if future loss development factors differed by 5 percent from those utilized in the year-end 2003 loss reserve review, there would be approximately a $300 million impact to the overall AIG loss reserve position.

In 2002, following completion of its annual year-end net loss reserve study, AIG increased General Insurance loss and loss adjustment reserves, incurring a net, after-tax charge of $1.8 billion in the fourth quarter of 2002. The $1.8 billion was largely attributable to the “Other Liability Occurrence” and “Other Liability Claims Made” lines of business, and accident years 1997 through 2001.

Asbestos and Environmental Reserves

AIG continues to receive claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites, referred to collectively as environmental claims, and indemnity claims asserting injuries from asbestos.

     The vast majority of these asbestos and environmental claims emanate from policies written in 1984 and prior years. Commencing in 1985, standard policies contained an absolute exclusion for pollution related damage and an absolute asbestos exclusion was also implemented. However, AIG currently underwrites environmental impairment liability insurance on a claims made basis and has excluded such claims from this analyses.

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

     Estimation of asbestos and environmental claims loss reserves is a complex process. These asbestos and environmental claims cannot be estimated by AIG using conventional reserving techniques as previously described. Significant factors which affect the trends that influence the asbestos and environmental claims estimation process are the inconsistent court resolutions and judicial interpretations which broaden the intent of the policies and scope of coverage. The current case law can be characterized as still evolving and there is little likelihood that any firm direction will develop in the

FORM 10-K : 27

American International Group, Inc. and Subsidiaries

near future. Additionally, the exposure for cleanup costs of hazardous waste dump sites involve issues such as allocation of responsibility among potentially responsible parties and the government’s refusal to release parties.

     Due to this uncertainty it is not possible to determine the future development of asbestos and environmental claims with the same degree of reliability as is with other types of claims. Such future development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by the changes in Superfund and waste dump site coverage issues. AIG and other industry members will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues.

     Although the estimated liabilities with respect to asbestos and environmental reserves are subject to a significantly greater margin of error than for other loss reserves, the asbestos and environmental reserves carried at December 31, 2003 are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG’s net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. However, if the asbestos and environmental reserves develop deficiently, such deficiency would have an adverse impact on future results of operations. (See the previous discussion on reinsurance collectibility herein.) AIG does not discount its asbestos and environmental reserves.

     With respect to known asbestos and environmental claims, AIG established over a decade ago specialized toxic tort and environmental claims units, which investigate and adjust all such asbestos and environmental claims. These units evaluate these asbestos and environmental claims utilizing a comprehensive ground up approach on a claim-by-claim basis. The asbestos and environmental claims are reserved to ultimate probable loss based upon known facts, current law, jurisdiction, policy language and other factors. Each claim is reviewed at least semi-annually utilizing the aforementioned approach and adjusted as necessary to reflect the current information.

     In both the specialized and dedicated asbestos and environmental claims units, AIG actively manages and pursues early settlement with respect to these claims thereby reducing its exposure to the unpredictable development of these claims.

     With respect to asbestos claims reserves, AIG has resolved all claims with respect to miners and major manufacturers (Tier 1), and payments have been completed or reserves are established to cover future payment obligations.Asbestos claims with respect to products containing asbestos (Tier 2), are generally very mature losses, and have been appropriately recognized and reserved by AIG’s asbestos claims operation. AIG believes that the vast majority of the incoming claims with respect to products containing small amounts of asbestos, companies in the distribution chain and parties with remote, ill-defined involvement with asbestos (Tier 3 and 4), should not impact its coverage. This is due to a combination of factors, including the increasingly peripheral companies being named in asbestos litigation, smaller limits issued to peripheral defendants, tenuous liability cases against peripheral defendants, attachment points of the excess policies, and the manner in which resolution of these weaker cases would be allocated among all insurers, including non-AIG companies, over a long period of time.

     AIG believes the majority of its known long-tail environmental exposures have been resolved utilizing a combination of pro-active claim-handling techniques including policy buybacks, complete environmental releases, compromise settlements, and, where indicated, litigation. Current and new claims are generally cases of declining severity. Strong coverage defenses (including late notice) and stronger liability defenses are among the factors contributing to declining severity.

     AIG uses primarily two methods to test the adequacy of its asbestos and environmental reserves, including the related IBNR, the Market Share method and the Frequency/ Severity method. The Market Share method produces indicated asbestos and environmental reserves needs by applying the appropriate AIG company market share to estimated potential industry ultimate loss and loss expenses based on the latest estimates from A.M. Best and Tillinghast.

     The second method, the frequency/ severity approach, utilizes current information as the basis of an analysis that predicts for each of the next ten years a number with respect to future expected environmental claims and the average severity of each. The estimated trend in frequency is based upon assumptions judged by AIG to be the most reasonable. The trend in severity starts with severities based on current actual average severity using the varying case adequacy assumptions and trending forward under assumptions deemed most reasonable by AIG. A similar frequency/ severity analysis is also performed for asbestos. However, future asbestos claims (IBNR) are projected for each of the next twenty years.

     Quantitative techniques frequently have to be supplemented by subjective consideration, including managerial judgment, to assure management satisfaction that the overall reserves are adequate to meet projected losses.

FORM 10-K : 28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at December 31, 2003, 2002 and 2001 follows:

	2003		2002		2001

(in millions)	Gross	Net	Gross	Net	Gross	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$1,304	$400	$1,114	$312	$1,100	$338
Losses and loss expenses incurred*	175	43	395	168	358	92
Losses and loss expenses paid*	(244)	(57)	(205)	(80)	(344)	(118)

Reserve for losses and loss expenses at end of year	$1,235	$386	$1,304	$400	$1,114	$312

Environmental:
Reserve for losses and loss expenses at beginning of year	$832	$296	$1,115	$407	$1,345	$517
Losses and loss expenses incurred*	133	52	(140)	(44)	(41)	(34)
Losses and loss expenses paid*	(176)	(65)	(143)	(67)	(189)	(76)

Reserve for losses and loss expenses at end of year	$789	$283	$832	$296	$1,115	$407

Combined:
Reserve for losses and loss expenses at beginning of year	$2,136	$696	$2,229	$719	$2,445	$855
Losses and loss expenses incurred*	308	95	255	124	317	58
Losses and loss expenses paid*	(420)	(122)	(348)	(147)	(533)	(194)

Reserve for losses and loss expenses at end of year	$2,024	$669	$2,136	$696	$2,229	$719

*	All amounts pertain to policies underwritten in prior years.

The gross and net IBNR included in the reserve for losses and loss expenses at December 31, 2003, 2002 and 2001 were estimated as follows:

	2003		2002		2001

(in millions)	Gross	Net	Gross	Net	Gross	Net

Combined	$1,042	$280	$1,022	$283	$1,038	$278

A summary of asbestos and environmental claims count activity for the years ended December 31, 2003, 2002 and 2001 was as follows:

	2003			2002			2001

	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	7,085	8,995	16,080	6,672	9,364	16,036	6,796	11,323	18,119
Claims during year:
Opened	669	2,106	2,775	959	1,657	2,616	739	1,892	2,631
Settled	(86)	(244)	(330)	(154)	(546)	(700)	(124)	(988)	(1,112)
Dismissed or otherwise resolved	(194)	(2,005)	(2,199)	(392)	(1,480)	(1,872)	(739)	(2,863)	(3,602)

Claims at end of year	7,474	8,852	16,326	7,085	8,995	16,080	6,672	9,364	16,036

     A.M. Best, an insurance rating agency, has developed a survival ratio to measure the number of years it would take a company to exhaust both its asbestos and environmental reserves for losses and loss expenses based on that company’s current level of asbestos and environmental claims payments. This is a ratio derived by taking the current ending losses and loss expense reserves and dividing by the average annual payments for the prior three years. Therefore, the ratio derived is a simplistic measure of an estimate of the number of years it would be before the current ending losses and loss expense reserves would be paid off using recent average payments. The higher the ratio, the more years the reserves for losses and loss expenses cover these claims payments. These ratios are computed based on the ending reserves for losses and lossexpenses over the respective claims settlement during the fiscal year. Such payments include indemnity payments and legal and loss adjustment payments. It should be noted, however, that this is an extremely simplistic approach to measuring asbestos and environmental reserve levels. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have a significant impact on the amount of asbestos and environmental losses and loss expense reserves, ultimate payments made and the resultant ratio.

     AIG believes that voluntary payments with respect to environmental claims should be excluded from the calculation of the survival ratio for the environmental claims. That is, involuntary payments are primarily attributable to court

FORM 10-K : 29

American International Group, Inc. and Subsidiaries

judgments, court orders, covered claims with no coverage defenses, state mandated clean up costs, claims where AIG’s coverage defenses are minimal and settlements that are made less than six months before the first trial setting. Payments other than these are deemed voluntary because AIG can control the amount and timing of such payments, if any.

AIG’s survival ratios for asbestos and environmental claims, separately and combined, excluding voluntary environmental claim payments, were based upon a three year average payment. These ratios for the years ended December 31, 2003, 2002 and 2001 were as follows:

	Gross	Net

2003
Survival ratios:
Asbestos	4.7	4.6
Environmental	16.1	11.8
Combined	8.0	7.4

2002
Survival ratios:
Asbestos	4.1	4.9
Environmental	17.6	13.3
Combined	7.3	7.9

2001
Survival ratios:
Asbestos	3.3	4.3
Environmental	18.7	16.5
Combined	6.8	8.7

Life Insurance Operations

AIG’s Life Insurance subsidiaries offer a wide range of traditional insurance and financial and investment products both domestically and abroad. Traditional products consist of individual and group life, annuity, endowment and accident and health policies. Financial and investment products consist of fixed and variable annuities, guaranteed investment contracts and pensions. (See also Note 2 of Notes to Financial Statements.)

     Domestically, AIG offers a broad range of protection and interest sensitive accumulation products, including life insurance and fixed annuities. Home service operations include an array of traditional and investment type products sold through agents. Group life and health products and pension and investment products include structured settlements and terminal pension funding.

     Overseas, AIG’s Life Insurance operations include traditional products such as whole and term life and endowments, personal accident products and group products including life and health.

     Guaranteed investment contracts, also known as funding agreements (GICs), are sold domestically and abroad to both institutions and individuals. These products are written on anopportunistic basis when market conditions are favorable. Thus, production, cash flow and net investment income attributable to GICs will vary from one reporting period to the next.

Life Insurance operations presented on a major product basis for 2003, 2002 and 2001 were as follows:

(in millions)	2003	2002(a)	2001(a)

GAAP premiums:
Domestic:
Life insurance	$1,748	$1,604	$1,497
Individual fixed annuities(b)	59	35	426
Individual fixed annuities – runoff(c)	4	7	11
Home service	834	854	876
Group life/ health	1,046	967	925
Pension and investment products(b)	1,328	1,105	1,144
Other	22	50	69

Total Domestic	5,041	4,622	4,948

Foreign:
Life insurance	13,335	12,000	10,771
Personal accident	3,126	2,491	2,196
Group products	1,267	1,094	1,050
Other	110	113	98

Total Foreign	17,838	15,698	14,115

Total GAAP premiums	$22,879	$20,320	$19,063

Net investment income:
Domestic:
Life insurance	$1,358	$1,275	$1,181
Individual fixed annuities	2,982	2,516	2,174
Individual fixed annuities – runoff(c)	689	713	701
Home service	690	683	653
Group life/ health	122	108	105
Pension and investment products	982	836	702
GICs	2,204	2,194	1,988

Total Domestic	9,027	8,325	7,504

Foreign:
Life insurance	3,753	3,206	2,848
Personal accident	163	141	128
Group products	338	255	227
GICs	374	359	387
Intercompany adjustments	(15)	(12)	(10)

Total Foreign	4,613	3,949	3,580

Total net investment income	$13,640	$12,274	$11,084

Realized capital gains (losses)	(826)	(1,053)	(254)

Total operating income(d)	$6,002	$4,929	$4,675

Life insurance in-force:
Domestic	$645,606	$577,686	$517,067
Foreign	951,020 (e)	746,765	711,434

Total	$1,596,626	$1,324,451	$1,228,501

(a)	Restated to conform to the 2003 presentation.
(b)	2001 GAAP premiums included certain annuity products now reported in Pension & Investment Products.
(c)	Represents runoff annuity business largely sold through discontinued distribution channels.
(d)	2001 included WTC losses of $131 million.

(e)	Approximately $124 billion relates to the acquisition of AIG Edison Life in August 2003.

FORM 10-K : 30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Life Insurance Results

The increase in operating income in 2003 was caused in part by strong growth, particularly overseas, and lower realized capital losses. The lower growth rate in 2002 was primarily a result of increased realized capital losses over 2001.

     The contribution of Life Insurance operating income to AIG’s consolidated income before income taxes, minority interest and cumulative effect of accounting changes amounted to 43.2 percent in 2003 compared to 60.5 percent in 2002 and 57.4 percent in 2001. The decline in 2003 resulted from General Insurance operating income growing significantly. The contribution rate in 2002 and 2001 was influenced by the poor performance in General Insurance resulting in the reduced contribution of General Insurance to income before income taxes, minority interest and cumulative effect of accounting changes.

     Since AIG purchased AIG Star Life, a part of the income earned by AIG Star Life has resulted from surrender charges earned on policies that were either surrendered or lapsed. This favorable impact on operating income was anticipated when AIG acquired AIG Star Life. As these surrenders diminish in subsequent years, operating income from that source will also diminish. The majority of AIG Star Life’s future income will be related to continuing premiums paid on renewal business, and new business to be generated from a growing agency force and new product sales to current insureds.

     Domestically, the growth is predominantly attributable to Pension and Investment Products, Life Insurance and Group Life/Health. With respect to Foreign Life, the majority of the growth in GAAP life premiums was attributable to the Life Insurance and Personal Accident lines of business. This growth was most significant in Southeast Asia where AIG maintains significant market share established by its strong agency force, and in Japan, where AIG is benefiting from a flight to quality. Foreign Life operations produced 78.0 percent, 77.3 percent and 74.0 percent of the GAAP life premiums in 2003, 2002 and 2001, respectively.

     As previously discussed, the U.S. dollar weakened in relation to most major foreign currencies in which AIG transacts business. Accordingly, for 2003, when foreign life premiums were translated into U.S. dollars for purposes of the preparation of the consolidated financial statements, total life premiums were approximately 2.6 percentage points more than they would have been if translated utilizing exchange rates prevailing in 2002.

     The growth in net investment income in 2003 was attributable to both foreign and domestic invested new cash flow for investment as well as improved returns on nontraditional investments. Domestically, this cash flow was generated from Life Insurance and individual annuity operations. Overseas, cash flow was generated primarily from Life Insurance operations. Additionally, net investment income was positively impacted by the compounding of previously earned and reinvested net investment income. (See also the discussion under “Liquidity” herein.)

     Life Insurance investment portfolios are managed within the overall objectives of the Life Insurance operations. Life Insurance realized capital losses reflect weaknesses in the equity markets in the early months of 2003 and the prior years as well as impairment loss provisions for certain equity and fixed income holdings. (See also the discussion on “Valuation of Invested Assets” herein.)

Underwriting and Investment Risk

The risks associated with the traditional life and accident and health products are underwriting risk and investment risk. The risk associated with the financial and investment contract products is primarily investment risk.

     Underwriting risk represents the exposure to loss resulting from the actual policy experience adversely emerging in comparison to the assumptions made in the product pricing associated with mortality, morbidity, termination and expenses. The emergence of significant adverse experience would require an adjustment to the benefit reserves that could have a substantial impact with respect to AIG’s results of operations.

     AIG’s foreign life companies limit their maximum underwriting exposure on traditional life insurance of a single life to approximately $1.5 million of coverage and AIG’s domestic life companies generally limit their maximum underwriting exposure on traditional life insurance of a single life to $2.5 million of coverage by using yearly renewable term reinsurance. (See also Note 5 of Notes to Financial Statements and the discussion under “Liquidity” herein.)

     The investment risk represents the exposure to loss resulting from the cash flows from the invested assets, primarily long-term fixed rate investments, being less than the cash flows required to meet the obligations of the expected policy and contract liabilities and the necessary return on investments. (See also the discussion under “Liquidity” herein.)

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

FORM 10-K : 31

American International Group, Inc. and Subsidiaries

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

     Certain foreign jurisdictions have limited long-dated bond markets and AIG may use alternative investments, including equities and foreign denominated fixed income instruments to extend the effective duration of the investment portfolio to more closely match that of the policyholder liabilities.

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

     A number of guaranteed benefits are offered on certain variable life products. (Included in the “Accounting Standards” section is a discussion of new accounting guidance for these benefits.)

     DAC for life insurance products arises from the deferral of those costs that vary with, and are directly related to, the acquisition of new or renewal business. Policy acquisition costs for traditional life insurance products are generally deferred and amortized over the premium paying period of the policy. Policy acquisition costs which relate to universal life and investment-type products (nontraditional life products) are deferred and amortized, with interest, in relation to the historical and future incidence of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits include investment income and gains and losses on investments less interest required as well as other charges in the contract less actual mortality and expenses. Current experience and changes in the expected future gross profits are analyzed to determine the impact on the amortization of DAC. The estimation of projected gross profits requires significant management judgment. The elements with respect to the current and projected gross profits are reviewed and analyzed quarterly and are appropriately adjusted.

     DAC for both traditional life and nontraditional life products are subject to review for recoverability, which involve estimating the future profitability of current business. This review also involves significant management judgment. If the actual emergence of future profitability were to be substantially different than that estimated, AIG’s results of operations could be significantly impacted. (See also Note 4 of Notes to Financial Statements.)

Insurance Invested Assets

AIG’s general strategy is to invest in high quality securities while maintaining diversification to avoid significant exposure to issuer, industry and/or country concentrations. With respect to General Insurance, AIG’s strategy is to invest in longer duration fixed maturities to maximize the yields at the date of purchase. With respect to Life Insurance, AIG’s strategy is to produce cash flows required to meet maturing insurance liabilities. (See also the discussion under “Operating Review: Life Insurance Operations” herein.) AIG invests in equities for various reasons, including diversifying its overall exposure to interest rate risk. Equity securities are subject to declines in fair value. Such declines in fair value are presented in unrealized appreciation or depreciation of investments, net of taxes as a component of comprehensive income. Generally, insurance regulations restrict the types of assets in which an insurance company may invest. When permitted by regulatory authorities and when deemed necessary to protect insurance assets, including invested assets, from adverse movements in foreign currency exchange rates, interest rates and equity prices, AIG and its insurance subsidiaries may enter into derivative transactions as end users. (See also the discussion under “Derivatives” herein.)

FORM 10-K : 32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     In certain jurisdictions, significant regulatory and/or foreign governmental barriers exist which may not permit the immediate free flow of funds between insurance subsidiaries or from the insurance subsidiaries to AIG parent. These barriers generally cause only minor delays in the outward remittance of the funds.

The following tables summarize the composition of AIG’s insurance invested assets by insurance segment, at December 31, 2003 and 2002:

					Percent
					Distribution
2003	General	Life		Percent
(dollars in millions)	Insurance	Insurance	Total	of Total	Domestic	Foreign

Fixed Maturities:
Available for sale, at market value(a)	$41,610	$258,139	$299,749	75.9%	64.1%	35.9%
Held to maturity, at amortized cost	8,037	–	8,037	2.0	100.0	–
Equity securities, at market value(b)	5,130	4,233	9,363	2.4	53.7	46.3
Mortgage loans on real estate, policy and collateral loans	25	20,260	20,285	5.1	67.7	32.3
Short-term investments, including time deposits, and cash	1,918	6,497	8,415	2.1	50.3	49.7
Real estate	569	2,903	3,472	0.9	22.7	77.3
Investment income due and accrued	881	4,003	4,884	1.2	62.8	37.2
Securities lending collateral	5,225	24,970	30,195	7.7	76.0	24.0
Other invested assets	5,121	5,357	10,478	2.7	81.9	18.1

Total	$68,516	$326,362	$394,878	100.0%	65.4%	34.6%

(a)	Includes $282 million of bond trading securities, at market value.
(b)	Includes $1.90 billion of nonredeemable preferred stocks, at market value.

					Percent
					Distribution
2002	General	Life		Percent
(dollars in millions)	Insurance	Insurance	Total	of Total	Domestic	Foreign

Fixed maturities available for sale, at market value(a)	$35,990	$206,003	$241,993	76.9%	69.1%	30.9%
Equity securities, at market value(b)	3,928	2,931	6,859	2.2	53.4	46.6
Mortgage loans on real estate, policy and collateral loans	35	18,901	18,936	6.0	68.8	31.2
Short-term investments, including time deposits, and cash	1,833	5,048	6,881	2.2	42.5	57.5
Real estate	488	2,367	2,855	0.9	24.8	75.2
Investment income due and accrued	729	3,489	4,218	1.4	64.2	35.8
Securities lending collateral	7,249	16,445	23,694	7.5	75.8	24.2
Other invested assets	5,226	3,954	9,180	2.9	82.1	17.9

Total	$55,478	$259,138	$314,616	100.0%	68.6%	31.4%

(a)	Includes $981 million of bond trading securities, at market value.
(b)	Includes $1.58 billion of nonredeemable preferred stocks, at market value.

Credit Quality

At December 31, 2003, approximately 65 percent of the fixed maturities investments were domestic securities. Approximately 33 percent of such domestic securities were rated AAA by one or more of the principal rating agencies. Approximately 7 percent were below investment grade or not rated.

     A significant portion of the foreign insurance fixed income portfolio is rated by Moody’s, Standard & Poor’s (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At December 31, 2003, approximately 17 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG’s internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 7 percent were below investment grade or not rated at that date. A large portion of the foreign insurance fixed income portfolio are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

     Any fixed income security may be subject to downgrade for a variety of reasons subsequent to any balance sheet date.

Valuation of Invested Assets

The valuation of invested assets involves obtaining a market value for each security. The source for the market value is generally from market exchanges or dealer quotations, with the exception of nontraded securities.

     Another aspect of valuation is an assessment of impairment. As a matter of policy, the determination that a security has incurred an other-than-temporary decline in value and the amount of any loss recognition requires the judgment of AIG’s management and a continual review of its investments.

FORM 10-K : 33

American International Group, Inc. and Subsidiaries

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

     As a result of these policies, AIG recorded in 2003 impairment losses net of taxes of approximately $1.3 billion.

     No impairment charge with respect to any one single credit was significant to AIG’s consolidated financial condition or results of operations, and no individual impairment loss exceeded 1.3 percent of consolidated net income for 2003.

     Excluding the impairments noted above, the changes in market value for AIG’s available for sale portfolio, which constitutes the vast majority of AIG’s investments, were recorded in accumulated other comprehensive income as unrealized gains or losses.

     At December 31, 2003, the unrealized losses after taxes of the fixed maturity securities were approximately $1.4 billion. At December 31, 2003, the unrealized losses after taxes of the equity securities portfolio were approximately $44 million.

     At December 31, 2003, aggregate unrealized gains after taxes were $10.4 billion and aggregate unrealized losses after taxes were $1.5 billion. No single issuer accounted for more than three percent of the unrealized losses.

     At December 31, 2003, the fair value of AIG’s fixed maturities and equity securities aggregated to $319.0 billion. Of this aggregate fair value, 0.35 percent represented securities trading at or below 75 percent of amortized cost or cost.

     The impact on net income of unrealized losses after taxes will be further mitigated upon realization, because certain realized losses will be charged to participating policyholder accounts, or realization will result in current decreases in the amortization of certain deferred acquisition costs.

At December 31, 2003, the unrealized losses after taxes for fixed maturity securities and equity securities included the following industry concentrations:

Unrealized Losses
(in millions)	After Taxes

Investment grade:
Transportation	$47
Utilities	27
Energy	12
Telecommunications	11

Not rated and below investment grade:
Transportation	$91
Utilities	52
Energy	4
Telecommunications	25

The amortized cost of fixed maturities available for sale in an unrealized loss position at December 31, 2003, by contractual maturity, is shown below:

Amortized
(in millions)	Cost

Due in one year or less	$1,130
Due after one year through five years	8,520
Due after five years through ten years	20,745
Due after ten years	36,537

Total	$66,932

     In the twelve months ended December 31, 2003, the pretax realized losses incurred with respect to the sale of fixed maturities and equity securities were $3.2 billion. The aggregate fair value of securities sold was $32.2 billion, which was approximately 91 percent of amortized cost. The average period of time that securities sold at a loss during the twelve months ended December 31, 2003 were trading continuously at a price below book value was approximately seven months.

FORM 10-K : 34

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

At December 31, 2003, aggregate pretax unrealized gains were $16.0 billion, while the pretax unrealized losses with respect to investment grade bonds, below investment grade bonds and equity securities were $1.6 billion, $599 million and $67 million, respectively. Aging of the pretax unrealized losses with respect to these securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the market value is less than amortized cost or cost), including the number of respective items, was as follows:

	Less than or equal to			Greater than 20% to			Greater than 50%
	20% of Cost(a)			50% of Cost(a)			of Cost(a)			Total

Aging	Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss(b)	Items

Investment grade bonds
0-6 months	$53,522	$1,111	2,428	$24	$6	3	$–	$–	–	$53,546	$1,117	2,431
7-12 months	5,547	264	393	21	6	3	–	–	–	5,568	270	396
>12 months	2,628	142	241	312	90	21	–	–	–	2,940	232	262

Total	61,697	1,517	3,062	357	102	27	–	–	–	62,054	1,619	3,089

Below investment grade bonds
0-6 months	1,288	38	168	217	58	28	35	24	13	1,540	120	209
7-12 months	523	34	82	107	31	23	18	14	6	648	79	111
>12 months	2,114	202	196	526	167	81	50	31	6	2,690	400	283

Total	3,925	274	446	850	256	132	103	69	25	4,878	599	603

Total bonds
0-6 months	54,810	1,149	2,596	241	64	31	35	24	13	55,086	1,237	2,640
7-12 months	6,070	298	475	128	37	26	18	14	6	6,216	349	507
>12 months	4,742	344	437	838	257	102	50	31	6	5,630	632	545

Total	65,622	1,791	3,508	1,207	358	159	103	69	25	66,932	2,218	3,692

Equity securities
0-6 months	491	26	253	164	19	92	4	3	27	659	48	372
7-12 months	73	5	41	56	14	8	–	–	–	129	19	49
>12 months	–	–	–	–	–	–	–	–	–	–	–	–

Total	$564	$31	294	$220	$33	100	$4	$3	27	$788	$67	421

(a)	For bonds, represents amortized cost.
(b)	As more fully described above, upon realization, certain realized losses will be charged to participating policyholder accounts, or realization will result in a current decrease in the amortization of certain deferred acquisition costs.

     As stated previously, the valuation for AIG’s investment portfolio comes from market exchanges or dealer quotations, with the exception of nontraded securities. AIG considers nontraded securities to mean certain fixed income investments, certain structured securities, direct private equities, limited partnerships and hedge funds. The aggregate carrying value of these securities at December 31, 2003 was approximately $59.9 billion.

     The methodology used to estimate fair value of nontraded fixed income investments is by reference to traded securities with similar attributes and using a matrix pricing methodology. This technique takes into account such factors as the industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer, and other relevant factors. The change in fair value is recognized as a component of unrealized appreciation.

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

FORM 10-K : 35

American International Group, Inc. and Subsidiaries

     Each of these investment categories is regularly tested to determine if impairment in value exists. Various valuation techniques are used with respect to each category in this determination.

Financial Services Operations

AIG’s Financial Services subsidiaries engage in diversified financial products and services including aircraft leasing, capital market transactions, and consumer and insurance premium financing. (See also Note 2 of Notes to Financial Statements.)

     AIG’s Aircraft Finance operations represent the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions.

     ILFC finances its purchases of aircraft primarily through the issuance of a variety of debt instruments. The composite borrowing rates at December 31, 2003, 2002 and 2001 were 4.53 percent, 4.73 percent and 5.07 percent, respectively. (See also the discussions under “Capital Resources” and “Liquidity” herein and Notes 2 and 9 of Notes to Financial Statements.)

     ILFC is exposed to operating loss and liquidity strain through nonperformance of aircraft lessees, through owning aircraft which it would be unable to sell or re-lease at acceptable rates at lease expiration and, in part, through committing to purchase aircraft which it would be unable to lease.

     ILFC manages its lessee nonperformance exposure through credit reviews and security deposit requirements. As a result of these measures and its own contingency planning, ILFC did not suffer any material losses from airline shutdowns in the aftermath of the September 11 terrorist attacks, but there can be no assurance that ILFC will successfully manage the risks relating to the impact of possible future deterioration in the airline industry. Over 80 percent of ILFC’s fleet is leased to non-U.S. carriers, and this fleet, comprised of the most efficient aircraft in the airline industry, continues to be in high demand from such carriers.

     ILFC typically contracts to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, ILFC has generally been able to re-lease such aircraft within two to six months of its return. While some of the lease rates for aircraft that have been redeployed are lower, this is partially offset by low interest rates, which reduce ILFC’s financing costs. As a lessor, ILFC considers an aircraft “idle” or “off lease” when the aircraft is not subject to a signed lease agreement or signed letter of intent. ILFC had five aircraft off lease at December 31, 2003 which had been off lease for less than three months. As of March 8, 2004, all five of the five unleased aircraft were placed. All new aircraft deliveries in 2004 have been placed, and 67 percent of 2005 new aircraft deliveries have been leased. (See also the discussions under “Capital Resources” and “Liquidity” herein.)

     During 2003, ILFC entered into a securitization of a portfolio of 37 aircraft. Certain of AIG’s Life Insurance and Retirement Services businesses purchased a large share of this securitization. A second securitization was executed in January, 2004.

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

     AIG has integrated the operations of AIGTG into AIGFP thereby establishing the Capital Markets reporting unit. AIG believes that this will result in greater efficiencies and product synergies as well as growth opportunities. Capital Markets revenues and operating income increases were attributable primarily to its interest rate linked products. As Capital Markets is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance.

     AIG’s Capital Markets operations derive substantially all their revenues from proprietary positions entered in connection with counterparty transactions rather than from speculative transactions. These subsidiaries participate in the derivatives dealer market conducting, primarily as principal, an interest rate, currency, equity, commodity and credit derivative products business.

FORM 10-K : 36

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     As dealers, AIGFP and AIGTG mark transactions to fair value daily. Thus, a gain or loss on each transaction is recognized daily. AIGFP and AIGTG hedge the market risks arising from their transactions. Therefore, revenues and operating income are not significantly exposed to or affected by market fluctuations and volatility. Revenues of the Capital Markets operations and the percentage change in revenues for any given period are significantly affected by the number and size of transactions entered into by these subsidiaries during that period relative to those entered into during the prior period. Operating income and the percentage change in operating income for any period are determined by the number, size and profitability of the transactions attributable to that period relative to those attributable to the prior period. Generally, the realization of trading revenues as measured by the receipt of funds is not a significant reporting event as the gain or loss on Capital Markets trading transactions are currently reflected in operating income as the fair values change from period to period.

     Derivative transactions are entered into in the ordinary course of Capital Markets operations. Therefore, income on interest rate, equity, commodity and credit derivatives along with their related hedges are recorded on a mark to market value or at estimated fair value where market prices are not readily available with the resulting unrealized gains or losses reflected in the income statement in the current year. In 2003, less than five percent of revenues resulted from transactions valued at estimated fair value. The mark to fair value of derivative transactions is reflected in the balance sheet in the captions “Unrealized gain on interest rate and currency swaps, options and forward transactions” and “Unrealized loss on interest rate and currency swaps, options and forward transactions”. The unrealized gain represents the present value of the aggregate of each net receivable by counterparty, and the unrealized loss represents the present value of the aggregate of each net payable by counterparty as of December 31, 2003. These amounts will change from one period to the next due to changes in interest rates, currency rates, equity prices and other market variables, as well as cash movements, execution of new transactions and the maturing of existing transactions. (See also the discussion under “Derivatives” herein and Note 21 of Notes to Financial Statements.) Spread income on investments and borrowings are recorded on an accrual basis over the life of the transaction. Investments are classified as available for sale securities and are marked to market with the resulting unrealized gains or losses reflected in shareholders’ equity.

     Domestically, AIG’s consumer finance operations derive a substantial portion of their revenues from finance charges assessed on outstanding mortgages, home equity loans, secured and unsecured consumer loans and retail merchant financing. Overseas operations provide credit cards, personal and auto loans, term deposits, savings accounts, sales finance and mortgages with an emphasis on emerging markets.

     Consumer finance operations are exposed to loss when contractual payments are not received. Collection exposure is managed through the mix of tight underwriting controls, mix of loans and collateral thereon.

Financial Services operations for 2003, 2002 and 2001 were as follows:

(in millions)	2003	2002	2001

Revenues:
Aircraft Finance(a)	$3,042	$2,845	$2,613
Capital Markets(b)	1,845	1,544	1,348
Consumer Finance(c)	2,642	2,473	2,560
Other	36	(47)	(36)

Total	$7,565	$6,815	$6,485

Operating income:
Aircraft Finance	$728	$801	$749
Capital Markets	1,086	870	806
Consumer Finance	649	549	505
Other, including intercompany adjustments	1	(31)	(69)

Total	$2,464	$2,189	$1,991

(a)	Revenues were primarily from ILFC aircraft lease rentals.
(b)	Revenues were primarily fees from AIGFP and AIGTG proprietary positions entered into in connection with counterparty transactions.
(c)	Revenues were primarily finance charges.

Financial Services Results

Capital Market activities were the primary reason for the growth in operating income in 2003 and to a lesser extent in 2002.

     Financial Services operating income represented 17.7 percent of AIG’s consolidated income before income taxes, minority interest and cumulative effect of accounting changes in 2003. This compares to 26.9 percent and 24.5 percent in 2002 and 2001, respectively. The decrease in contribution percentage was influenced by the impact that the General Insurance loss reserve charge in 2002 and the WTC losses in 2001 had on General Insurance operating income and the reduced contribution of General Insurance operations to income before income taxes, minority interest and cumulative effect of accounting changes in those years.

     With respect to ILFC, the revenue growth in each year resulted primarily from the increase in flight equipment under operating lease and the increase in the relative cost of the leased fleet. The decline in ILFC’s operating income for 2003 was largely a result of the decline in aircraft remarketing due to the poor market conditions for secondhand aircraft. Going forward, AIG believes that ILFC’s performance will improve as the improvements in the airline industry are not yet being reflected in ILFC’s results.

FORM 10-K : 37

American International Group, Inc. and Subsidiaries

The composition by percentage contribution of revenues and operating income for Capital Markets in 2003, 2002 and 2001 is set forth below. The percentages for operating income are the same as those for revenues because expenses are allocated across all products in proportion to the revenues generated by that product. Material changes in the distribution of revenues and operating income from period to period are not unusual due to the transactional nature of Capital Markets’ business.

	2003	2002	2001

Spread income on investments and borrowings	37%	47%	40%
Interest rate and currency products	29	18	28
Equity linked products	4	3	17
Credit linked products	28	29	11
Commodity and commodity linked products and other revenue	2	3	4

     Financial market conditions in 2003 compared with 2002 were characterized by lower interest rates across fixed income markets globally, a tightening of credit spreads, and higher equity valuations. Capital Markets’ results in 2003 compared with 2002 reflected a shift in product segment activity to respond to these conditions. In particular, Capital Markets experienced increases in demand for interest and currency linked products that addressed the risk management needs of its counterparties. (See also Note 21 of Notes to Financial Statements.)

     The most significant component of Capital Markets’ operating expenses is compensation, which approximated 33 percent, 36 percent and 33 percent of revenues in 2003, 2002 and 2001, respectively.

     Consumer Finance revenues in 2003 increased. The increase in revenues in 2003 was the result of growth in average finance receivables and credit quality continues to be strong. Further, reductions of the cost to borrow led to an improvement in the operating income over the previous year. The decline in revenues in 2002 was the result of lower yields on the finance receivables, but borrowing costs also declined significantly so that spreads, and therefore operating income, increased as a result.

Financial Services Invested Assets

The following table is a summary of the composition of AIG’s Financial Services invested assets at December 31, 2003 and 2002. (See also the discussions under “Operating Review: Financial Services Operations”, “Capital Resources” and “Derivatives” herein.)

	2003		2002

	Invested	Percent of	Invested	Percent of
(dollars in millions)	Assets	Total	Assets	Total

Flight equipment primarily under operating leases, net of accumulated depreciation	$30,343	23.9%	$26,867	23.4%
Finance receivables, net of allowance	17,609	13.9	15,857	13.8
Unrealized gain on interest rate and currency swaps, options and forward transactions	21,599	17.0	15,376	13.4
Securities available for sale, at market value	15,714	12.4	16,687	14.5
Trading securities, at market value	3,300	2.6	4,146	3.6
Securities purchased under agreements to resell, at contract value	28,144	22.2	25,560	22.2
Trading assets	2,548	2.0	4,786	4.2
Spot commodities, at market value	250	0.2	489	0.4
Other, including short-term investments	7,392	5.8	5,110	4.5

Total	$126,899	100.0%	$114,878	100.0%

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC’s debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During 2003, ILFC acquired flight equipment costing $5.51 billion. (See also the discussion under “Operating Review: Financial Services Operations” and “Capital Resources” herein.)

     At December 31, 2003, ILFC had committed to purchase 463 new and used aircraft deliverable from 2004 through 2010 at an estimated aggregate purchase price of $26.2 billion and had options to purchase 11 new aircraft deliverable from 2004 through 2008 at an estimated aggregate purchase price of $705 million. As of March 8, 2004, ILFC has entered into leases for all of the new aircraft to be delivered in 2004 and 61 of 91 of the new aircraft to be delivered in 2005 and 30 of 263 of the new aircraft to be delivered subsequent to 2005. ILFC will be required to find customers for any aircraft presently on order and any aircraft to be ordered, and it must arrange financing for portions of the purchase price of such equipment. In a rising interest rate environment, ILFC negotiates higher lease rates on any new contracts. ILFC has been successful to date both in placing its new aircraft on lease or under sales contract and obtaining adequate financing, but there can be no assurance that such success will continue in future environments.

FORM 10-K : 38

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

     Capital Markets derivative transactions are carried at market value or at estimated fair value when market prices are not readily available. AIGFP reduces its economic risk exposure through similarly valued offsetting transactions including swaps, trading securities, options, forwards and futures. The estimated fair values of these transactions represent assessments of the present value of expected future cash flows. These transactions are exposed to liquidity risk if AIGFP were required to sell or close out the transactions prior to maturity. AIG believes that the impact of any such limited liquidity would not be significant to AIG’s financial condition or its overall liquidity. (See also the discussion under “Operating Review: Financial Services Operations” and “Derivatives” herein.)

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

     Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At December 31, 2003, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $218 million of these securities. Securities deemed below investment grade at December 31, 2003 amounted to approximately $98 million in fair value representing 0.6 of one percent of the total AIGFP securities available for sale. $30 million of this amount is hedged with a credit derivative. There have been no significant downgrades through March 1, 2004. Securities purchased under agreements to resell are treated as collateralized transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell. AIGFP further minimizes its credit risk by monitoring counterparty credit exposure and, when AIGFP deems necessary, it requires additional collateral to be deposited. Trading securities, at market value are marked to market daily and are held to meet the short-term risk management objectives of AIGFP.

     AIGFP is exposed to credit risk. If its securities available for sale portfolio were to suffer significant default and the collateral held declined significantly in value with no replacement or the credit default swap counterparty failed to perform, AIGFP could have a liquidity strain. AIG guarantees AIGFP’s debt and, as a result, is responsible for all of AIGFP’s obligations.

     AIGTG conducts, as principal, market making and trading activities in foreign exchange, and commodities, primarily precious and base metals. AIGTG owns inventories in the commodities in which it trades and may reduce the exposure to market risk through the use of swaps, forwards, futures and option contracts. AIGTG uses derivatives to manage the economic exposure of its various trading positions and transactions from adverse movements of interest rates, foreign currency exchange rates and commodity prices. AIGTG supports its trading activities largely through trading liabilities, unrealized losses on swaps, short-term borrowings, securities sold under agreements to repurchase and securities and commodities sold but not yet purchased. (See also the discussions under “Capital Resources” and Note 21 of Notes to Financial Statements.)

The gross unrealized gains and gross unrealized losses of Capital Markets included in the financial services assets and liabilities at December 31, 2003 were as follows:

	Gross	Gross
	Unrealized	Unrealized
(in millions)	Gains	Losses

Securities available for sale, at market value(a)	$2,329	$2,347
Unrealized gain/ loss on interest rate and currency swaps, options and forward transactions(b)	21,599	15,268
Trading assets	10,431	8,067
Spot commodities, at market value	8	–
Trading liabilities	–	1,459
Securities and spot commodities sold but not yet purchased, at market value	–	754

(a)	See also Note 8(i) of Notes to Financial Statements.
(b)	These amounts are also presented as the respective balance sheet amounts.

     AIGFP’s interest rate and currency risks on securities available for sale, at market, are managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At December 31, 2003, the unrealized gains and losses

FORM 10-K : 39

American International Group, Inc. and Subsidiaries

remaining after the benefit of the offsets were $49 million and $67 million, respectively.

     Trading securities, at market value, and securities and spot commodities sold but not yet purchased, at market value are marked to market daily with the unrealized gain or loss being recognized in income at that time. These securities are held to meet the short-term risk management objectives of Capital Markets operations.

     The senior management of AIG defines the policies and establishes general operating parameters for Capital Markets operations. AIG’s senior management has established various oversight committees to review the various financial market, operational and credit issues of the Capital Markets operations. The senior management of AIGFP reports the results of its operations to and reviews future strategies with AIG’s senior management.

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

Retirement Services & Asset Management revenues and operating income for 2003, 2002 and 2001 were as follows:

(in millions)	2003	2002	2001

Revenues:
AIG VALIC	$2,305	$2,133	$2,110
AIG SunAmerica	537	563	652
Other*	1,054	789	950

Total	$3,896	$3,485	$3,712

Operating income:
AIG VALIC	$902	$730	$630
AIG SunAmerica	38	32	185
Other*	331	254	273

Total	$1,271	$1,016	$1,088

*	Includes AIG Global Investment Group and certain foreign fixed and variable annuity operations.

Retirement Services & Asset Management Results

Retirement Services & Asset Management operating income increased in 2003 as a result of the upturn in worldwide financial markets and the improved U.S. economic conditions. The operating income growth with respect to Retirement Services & Asset Management is partly contingent upon the growth in the equity markets and customer interest in equity sensitive products. Thus, as markets expand and contract, the operating income with respect to this segment can be expected to be similarly affected.

     Retirement Services & Asset Management operating income represented 9.1 percent of AIG’s consolidated income before income taxes, minority interest and cumulative effect of accounting changes in 2003. This compares to 12.5 percent and 13.4 percent in 2002 and 2001, respectively.

     At December 31, 2003, AIG’s third party assets under management, including both retail mutual funds and institutional accounts, approximated $46 billion.

     With respect to variable annuities, AIG’s policy has been to adjust amortization assumptions for deferred acquisition costs (DAC) when estimates of current or future gross profits to be realized from these contracts are revised. With respect to variable annuities sold domestically (representing the vast majority of AIG’s variable annuity business), the assumption for the long-term annual net growth rate of the equity markets used in the determination of DAC amortization is approximately 10 percent. A methodology referred to as “reversion to the mean” is used to maintain this long-term net growth rate assumption, while giving consideration to short-term variations in equity markets.

     AIG’s variable annuity earnings will be affected by changes in market returns because separate account revenues, primarily composed of mortality and expense charges and asset management fees, are a function of asset values.

     A number of guaranteed minimum death benefits (GMDB) and other similar benefits are offered on variable annuities. GMDB-related contract benefits incurred, net of reinsurance, were $72 million, $77 million and $20 million for 2003, 2002 and 2001, respectively. In accordance with GAAP, AIG expenses these benefits in the period paid. Included in the “Accounting Standards” section is a discussion of new accounting guidance for such benefits.

Other Operations

     Other income (deductions)-net includes income generated by the investment of capital held by AIG SunAmerica outside of its Life Insurance subsidiaries, AIG’s equity in certain minor majority-owned subsidiaries and certain partially owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and

FORM 10-K : 40

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

other miscellaneous income and expenses. Other income (deductions)-net amounted to $(464) million, $(129) million and $3 million in 2003, 2002 and 2001, respectively. The decline in 2003 was primarily the result of increases in pension and interest expenses as well as the capital contribution of certain AIG SunAmerica partnership investments previously included herein to the Life Insurance and Retirement Services & Asset Management operations, and in 2002 weaker performance of AIG SunAmerica investments in partnerships and 21st Century’s third quarter 2002 pretax charge of $37 million to write off capitalized costs associated with a software development project. Acquisition, restructuring and related charges of $2.02 billion were incurred in 2001 in connection with the acquisition of AGC, including $654 million paid by AGC in connection with the termination of AGC’s merger agreement with Prudential plc. (See also Note 19 of Notes to Financial Statements.)

Capital Resources

At December 31, 2003, AIG had total shareholders’ equity of $71.25 billion and total borrowings of $77.28 billion. At that date, $69.63 billion of such borrowings were either not guaranteed by AIG or were AIGFP’s matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

Borrowings

At December 31, 2003, AIG’s borrowings were $7.7 billion after reflecting amounts not guaranteed by AIG, amounts that were matched borrowings under AIGFP’s obligations of GIAs and matched notes and bonds payable. The following table summarizes borrowings outstanding at December 31, 2003 and 2002:

(in millions)

December 31,	2003	2002

Remaining borrowings of AIG	$7,650	$6,904
Borrowings not guaranteed by AIG	39,002	33,605
AIGFP:
GIAs	15,337	14,850
Matched notes and bonds payable	15,289	16,526

	$77,278	$71,885

Borrowings issued or guaranteed by AIG and those borrowings not guaranteed by AIG at December 31, 2003 and 2002 were as follows:

(in millions)

December 31,	2003	2002

AIG borrowings:
Medium term notes	$791	$998
Notes and bonds payable	3,141	1,608
Loans and mortgages payable	337	697

Total	4,269	3,303

(continued)
Borrowings guaranteed by AIG:
AIGFP
GIAs	15,337	14,850
Notes and bonds payable	16,203	16,940

Total	31,540	31,790

AIG Funding, Inc. commercial paper	1,223	1,645

AGC Notes and bonds payable	1,244	1,542

Total borrowings issued or guaranteed by AIG	38,276	38,280

Borrowings not guaranteed by AIG:
ILFC
Commercial paper	1,575	4,213
Medium term notes	5,960	4,970
Notes and bonds payable(a)	14,431	9,825
Loans and mortgages payable(b)	143	261

Total	22,109	19,269

AGF
Commercial paper	2,877	2,956
Medium term notes	9,714	7,719
Notes and bonds payable	1,739	2,266

Total	14,330	12,941

Commercial paper:
AIG Credit Card Company (Taiwan)	250	234
AIG Finance (Taiwan) Limited	13	64

Total	263	298

Loans and mortgages payable:
AIGCFG	624	735
AIG Finance (Hong Kong) Limited	165	229

Total	789	964

Other Subsidiaries	727	133

Variable Interest Entity debt:
ILFC	464	–
AIG Global Investment Group	6	–
AIG Capital Partners	148	–
AIG SunAmerica	166	–

Total	784	–

Total borrowings not guaranteed by AIG	39,002	33,605

Total Borrowings	$77,278	$71,885

(a)	Includes borrowings under Export Credit Facility of $1.8 billion.
(b)	Capital lease obligations.

See also Note 9 of Notes to Financial Statements.

     AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The borrowings may also be temporarily invested in securities purchased under agreements to resell. (See also the discussions under “Operating Review”, “Liquidity” and “Derivatives” herein and Notes 1, 8, 9 and 21 of Notes to Financial Statements.)

     AIG Funding, Inc. (Funding), through the issuance of commercial paper, helps fulfill the short-term cash requirements of AIG and its subsidiaries. Funding intends to continue to meet AIG’s funding requirements through the issuance of commercial paper guaranteed by AIG. The issuance of Funding’s commercial paper is subject to the approval of AIG’s Board of Directors.

FORM 10-K : 41

American International Group, Inc. and Subsidiaries

     ILFC and AGF as well as AIG Credit Card Company (Taiwan) – (AIGCCC-Taiwan) and AIG Finance (Taiwan) Limited – (AIGF-Taiwan), both consumer finance subsidiaries in Taiwan, have issued commercial paper for the funding of their own operations. At December 31, 2003, AIG did not guarantee the commercial paper of any of its subsidiaries other than Funding. (See also the discussion under “Derivatives” herein and Note 9 of Notes to Financial Statements.)

     AIG and Funding are parties to unsecured syndicated revolving credit facilities (collectively, the Facility) aggregating $2.75 billion. The Facility consists of $1.375 billion in a short-term revolving credit facility and $1.375 billion in a five year revolving credit facility. The Facility can be used for general corporate purposes and also to provide backup for Funding’s commercial paper programs. There are currently no borrowings outstanding under the Facility, nor were any borrowings outstanding as of December 31, 2003.

     AGF is a party to unsecured syndicated revolving credit facilities aggregating $3.0 billion. The facilities consist of $1.5 billion in a short-term revolving credit facility and $1.5 billion in a five year revolving credit facility, which support AGF’s commercial paper borrowings. There are currently no borrowings under these facilities, nor were any borrowings outstanding as of December 31, 2003. In 2003, AGF increased its shelf registration statement by $7.5 billion. AGF had $9.1 billion in aggregate principal amount of debt securities registered and available for issuance at December 31, 2003. AGF uses the proceeds from the issuance of notes and bonds for the funding of its finance receivables.

     Proceeds from the collection of finance receivables will be used to pay the principle and interest with respect to AGF’s debt.

     ILFC is a party to unsecured syndicated revolving credit facilities aggregating $4.2 billion at December 31, 2003. The facilities are used to support ILFC’s maturing debt and other obligations and consist of $3.15 billion in a short-term revolving credit facility and $1.05 billion in a three year revolving credit facility. There are currently no borrowings under these facilities, nor were any borrowings outstanding as of December 31, 2003.

     At December 31, 2003, ILFC had increased the aggregate principal amount outstanding of its medium term and long-term notes to $20.39 billion, a net increase of $5.60 billion (of which $697 million results from foreign exchange translation), and a net decrease in its commercial paper of $2.64 billion. ILFC had $11.08 billion of debt securities registered for public sale at December 31, 2003. During 2003, $6.09 billion of debt securities were issued. During the second quarter of 2003, ILFC increased its Euro Medium Term Note Program from $4.0 billion to $5.0 billion, under which $3.39 billion in notes were sold through December 31, 2003. ILFC has substantially eliminated the currency exposure arising from foreign currency denominated notes by either hedging the notes through swaps or through the offset provided by operating lease payments. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

     ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these borrowings depending on the delivery date of the aircraft. At December 31, 2003, ILFC had $1.8 billion outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. During 2003, ILFC entered into various bank financings for a total funded amount of $1.3 billion. The financings mature through 2009. One tranche of one of the loans totaling $410 million was funded in Japanese yen and swapped to U.S. dollars. Borrowings with respect to this facility are included in Notes and Bonds Payable in the preceding table of borrowings.

     The proceeds of ILFC’s debt financing are primarily used to purchase flight equipment, including progress payments during the construction phase. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. (See also the discussions under “Operating Review” and “Liquidity” herein.)

     AIGFP has established a Euro Medium Term Note Program under which an aggregate principal amount of up to $4.0 billion of notes may be outstanding. As of December 31, 2003, $4.73 billion of notes had been issued under the program, $3.23 billion of which were outstanding. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

     During 2003, AIG did not issue any medium term notes, and $207 million of previously issued notes matured or were redeemed. At December 31, 2003, AIG had $140 million in aggregate principal amount of debt securities registered for issuance from time to time. AIG has filed a universal shelf registration statement to sell up to $5.1 billion of debt securities, preferred and common stock and other securities. AIG has no current plans to issue the equity, equity-linked or capital securities included in the registration statement, but intends to continue its customary practice of issuing securities from time to time for general corporate purposes.

FORM 10-K : 42

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

Shareholders’ Equity

AIG’s shareholders’ equity increased $12.15 billion during 2003. Unrealized appreciation of investments, net of taxes increased $2.99 billion and the cumulative translation adjustment loss, net of taxes, decreased $306 million. The change for 2003 with respect to the unrealized appreciation of investments, net of taxes, was primarily impacted by the decrease in domestic interest rates. During 2003, there was a gain of $325 million, net of taxes relating to derivative contracts designated as cash flow hedging instruments. (See also the discussion under “Operating Review” and “Liquidity” herein, Notes 1(z) and 8(d) of Notes to Financial Statements and the Consolidated Statement of Comprehensive Income.) During 2003, retained earnings increased $8.69 billion, resulting from net income less dividends.

Stock Repurchase

During 2003, AIG repurchased in the open market 3,822,500 shares of its common stock. AIG intends to continue to buy its common shares in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans.

Dividends from Insurance Subsidiaries

Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by statutory authorities. With respect to AIG’s domestic insurance subsidiaries, specifically the payment of any dividend requires formal notice to the insurance department in which the particular insurance subsidiary is domiciled. Under the laws of many states, an insurer may pay a dividend without prior approval of the insurance regulator when the amount of the dividend is below certain materiality thresholds. As a result of these regulations, approximately 71 percent of consolidated shareholders’ equity was restricted as to immediate payment by insurance subsidiaries to AIG parent at December 31, 2003.

     With respect to AIG’s foreign insurance subsidiaries, the most significant insurance regulatory jurisdictions include Bermuda, Japan, Hong Kong and the Republic of China. AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities. At December 31, 2003, there were no significant statutory or regulatory issues which would impair AIG’s financial condition, results of operations or liquidity, but there can be no assurance that such issues will not arise in the future. To AIG’s knowledge, no AIG company is on any regulatory or similar “watch list”. (See also the discussion under “Liquidity” herein and Note 11 of Notes to Financial Statements.)

Regulation and Supervision

AIG’s insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and jurisdictions in which they do business. The National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company’s statutory surplus to the risk inherent in its overall operations. At December 31, 2003, the risk-based adjusted surplus of each of AIG’s domestic general companies and of each of AIG’s domestic life companies exceeded each of their RBC standards. Federal, state or local legislation may affect AIG’s ability to operate and expand its various financial services businesses and changes in the current laws, regulations or interpretations thereof may have a material adverse effect on these businesses.

     AIG’s operations are negatively impacted under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company’s future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits for 2003, 2002 and 2001 were $77 million, $76 million and $24 million, respectively.

FORM 10-K : 43

American International Group, Inc. and Subsidiaries

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

Contractual Obligations and

Other Commercial Commitments

The maturity schedule of AIG’s contractual obligations at December 31, 2003 was as follows:

(in millions)

		Payments due by Period

		Less	One	Four
		Than	Through	Through	After
	Total	One	Three	Five	Five
	Payments	Year	Years	Years	Years

Borrowings*	$70,556	$22,386	$15,626	$10,153	$22,391
Operating leases	2,409	483	633	384	909
Aircraft purchase commitments	26,153	4,957	9,972	8,810	2,414

Total	$99,118	$27,826	$26,231	$19,347	$25,714

*	Excludes commercial paper and obligations included as debt pursuant to FIN46R and includes ILFC’s capital lease obligations.

The maturity schedule of AIG’s other commercial commitments by segment at December 31, 2003 was as follows:

(in millions)

		Amount of Commitment Expiration

		Less	One	Four
	Total	Than	Through	Through	After
	Amounts	One	Three	Five	Five
	Committed	Year	Years	Years	Years

Letters of credit:
Retirement Services & Asset Management	$139	$109	$–	$–	$30
DBG	217	119	98	–	–
Standby letters of credit:
Capital Markets	1,344	38	10	9	1,287
Guarantees:
Retirement Services & Asset Management (a)	3,150	146	2,130	367	507
Other commercial commitments(b):
Capital Markets(c)	14,379	148	1,175	2,439	10,617
Aircraft Finance(d)	1,383	–	528	411	444
Retirement Services & Asset Management (a)	5,242	3,034	1,059	313	836
DBG(a)	1,741	–	–	–	1,741

Total	$27,595	$3,594	$5,000	$3,539	$15,462

(a)	Primarily in connection with investment operations.
(b)	Excludes commitments with respect to pension plans. See also Note 15 of Notes to Financial Statements.
(c)	Primarily liquidity facilities provided in connection with certain municipal swap transactions.
(d)	Primarily in connection with options to acquire aircraft.

FORM 10-K : 44

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

AIG and its subsidiaries do not have any contractual obligations that are subject to “ratings triggers” or financial covenants relating to “ratings triggers” which AIG believes could have a material adverse effect on its financial condition, future operating results or liquidity. “Rating triggers” have been defined by one independent rating agency to include clauses or agreements the outcome of which depends upon the level of ratings maintained by one or more rating agencies. Rating triggers generally relate to events which (i) could result in the termination or limitation of credit availability, or require accelerated repayment, (ii) could result in the termination of business contracts or (iii) could require a company to post collateral for the benefit of counterparties.

Special Purpose Vehicles and Off Balance Sheet Arrangements

AIG uses special purpose vehicles (SPVs) and off balance sheet arrangements in the ordinary course of business. As a result of recent changes in accounting, a number of SPVs and off balance sheet arrangements have been reflected in AIG’s consolidated financial statements. In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN46 addressed the consolidation and disclosure rules for nonoperating entities that are now defined as Variable Interest Entities (VIEs). In December 2003, FASB issued a revision to Interpretation No. 46 (FIN46R). In November 2002, FASB issued Interpretation No. 45 “Guarantors’ Accounting And Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (FIN 45). For additional information related to AIG’s activities with respect to VIEs and certain guarantees see “Accounting Standards” herein and also Notes 1 and 20 of Notes to Financial Statements. Also, for additional disclosure regarding AIG’s commercial commitments (including guarantors), see “Contractual Obligations and Other Commercial Commitments” herein.

     AIG has restrictive guidelines with respect to the formation of and investment in SPVs and off balance sheet arrangements.

Liquidity

AIG’s liquidity is primarily derived from the operating cash flows of its General and Life Insurance operations.

     At December 31, 2003, AIG’s consolidated invested assets included $9.84 billion of cash and short-term investments. Consolidated net cash provided from operating activities in 2003 amounted to $36.16 billion.

     Sources of funds considered in meeting the objectives of AIG’s Financial Services operations include guaranteed investment agreements, issuance of long-term and short-term debt, maturities and sales of securities available for sale, securities sold under repurchase agreements, trading liabilities, securities and spot commodities sold but not yet purchased, issuance of equity, and cash provided from such operations. AIG’s strong capital position and superior credit ratings are integral to managing this liquidity, as they enable AIG to raise funds in diverse markets worldwide. (See also the discussion under “Capital Resources” herein.)

     Management believes that AIG’s liquid assets, its net cash provided by operations, and access to the capital markets will enable it to meet any foreseeable cash requirements.

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG’s insurance operations generated approximately $53.3 billion in pretax cash flow during 2003. Cash flow includes periodic premium collections, including policyholders’ contract deposits, cash flows from investment operations and paid loss recoveries less reinsurance premiums, losses, benefits, and acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG’s insurance investment operations generated approximately $17.1 billion in investment income cash flow during 2003. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains net of realized capital losses. (See also the discussions under “Operating Review: General Insurance Operations” and “Life Insurance Operations” herein.)

     With respect to General Insurance operations, if paid losses accelerated beyond AIG’s ability to fund such paid losses from current operating cash flows, AIG would need to liquidate a portion of its General Insurance investment portfolio and/or arrange for financing. Potential events causing such a liquidity strain could be the result of several significant catastrophic events occurring in a relatively short period of time. Additional strain on liquidity could occur if the investments sold to fund such paid losses were sold into a depressed market place and/or reinsurance recoverable on such paid losses became uncollectible or collateral supporting such reinsurance recoverable significantly decreased in value. (See also the discussions under “Operating Review: General Insurance Operations” herein.)

     With respect to Life Insurance operations, if a substantial portion of the Life Insurance operations bond portfolio diminished significantly in value and/or defaulted, AIG would need to liquidate other portions of its Life Insurance investment portfolio and/or arrange financing. Potential events causing such a liquidity strain could be the result of economic

FORM 10-K : 45

American International Group, Inc. and Subsidiaries

collapse of a nation or region in which AIG Life Insurance operations exist, nationalization, terrorist acts or other such economic or political upheaval. (See also the discussions under “Operating Review: Life Insurance Operations” herein.)

     In addition to the combined insurance pretax operating cash flow, AIG’s insurance operations held $8.41 billion in cash and short-term investments at December 31, 2003. Operating cash flow and the cash and short-term balances held provided AIG’s insurance operations with a significant amount of liquidity.

     This liquidity is available, among other things, to purchase predominately high quality and diversified fixed income securities and, to a lesser extent, marketable equity securities, and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $122 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $169 billion of fixed income securities and marketable equity securities during 2003.

Managing Market Risk

Insurance

AIG’s insurance operations are exposed to market risk. Market risk is the risk of loss of fair value resulting from adverse fluctuations in interest and foreign currency exchange rates and equity prices.

     Measuring potential losses in fair values is performed through the application of various statistical techniques. One such technique is Value at Risk (VaR). VaR is a summary statistical measure that uses historical interest and foreign currency exchange rates and equity prices and estimates the volatility and correlation of each of these rates and prices to calculate the maximum loss that could occur over a defined period of time given a certain probability.

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

     AIG calculated the VaR with respect to the net fair value of each of AIG’s insurance segments as of December 31, 2003 and December 31, 2002. AIG uses the historical simulation methodology which entails repricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was repriced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95 percent confidence (i.e., only 5 percent of historical scenarios show losses greater than the VaR figure). A one month holding period was assumed in computing the VaR figure. The significant increases in VaR in 2003 resulted primarily from the higher volatility with respect to interest rates during 2003 and the increase in the size of the invested assets portfolios.

The following table presents the VaR on a combined basis and of each component of market risk for each of AIG’s insurance segments as of December 31, 2003 and December 31, 2002. VaR with respect to combined operations cannot be derived by aggregating the individual risk or segment amounts presented herein.

	General Insurance		Life Insurance

(in millions)	2003	2002	2003	2002

Market risk:
Combined	$1,100	$809	$3,075	$1,798
Interest rate	1,173	413	2,967	1,507
Currency	125	66	257	166
Equity	797	798	758	975

FORM 10-K : 46

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents the average, high and low VaRs on a combined basis and of each component of market risk for each of AIG’s insurance segments as of December 31, 2003 and December 31, 2002.

	2003			2002

(in millions)	Average	High	Low	Average	High	Low

General Insurance:
Market risk:
Combined	$888	$1,120	$658	$778	$863	$643
Interest rate	732	1,173	411	410	425	399
Currency	94	147	64	49	66	34
Equity	781	935	631	740	822	599
Life Insurance:
Market risk:
Combined	$2,262	$3,419	$1,299	$1,876	$1,979	$1,798
Interest rate	2,207	3,347	1,376	1,695	1,874	1,507
Currency	204	257	166	130	166	108
Equity	762	975	627	770	975	627

Financial Services

Market risk arises principally from the uncertainty that future earnings are exposed to potential changes in volatility, interest rates, foreign currency exchange rates, and equity and commodity prices. AIG generally controls its exposure to market risk by taking offsetting positions. AIG’s philosophy with respect to its Capital Markets operations is to minimize or set limits for open or uncovered positions that are to be carried. Credit risk exposure is separately managed. (See the discussion on the management of credit risk below.)

     AIG’s Market Risk Management Department provides detailed independent review of AIG’s market exposures, particularly those market exposures of the Capital Markets operations. This department determines whether AIG’s market risks, as well as those market risks of individual subsidiaries, are within the parameters established by AIG’s senior management. Well established market risk management techniques such as sensitivity analysis are used. Additionally, this department verifies that specific market risks of each of certain subsidiaries are managed and hedged by that subsidiary.

     ILFC is exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates. As of December 31, 2003 and December 31, 2002, AIG statistically measured the loss of fair value through the application of a VaR model. In this analysis, the net fair value of Aircraft Finance operations was determined using the financial instrument assets which included the tax adjusted future flight equipment lease revenue and the financial instrument liabilities which included the future servicing of the current debt. The estimated impact of the current derivative positions was also taken into account.

     AIG calculated the VaR with respect to the net fair value of Aircraft Finance operations using the historical simulation methodology, as previously described. As of December 31, 2003 and December 31, 2002, the average VaR with respect to the net fair value of Aircraft Finance operations was approximately $38 million and $20 million, respectively.

     Capital Markets operations are exposed to market risk due to changes in the level and volatility of interest rates, foreign currency exchange rates, equity prices and commodity prices. AIGFP and AIGTG hedge their exposure to these risks primarily through swaps, options, forwards and futures. To hedge interest rate risks, these subsidiaries may also purchase U.S. and foreign government obligations.

     AIGFP and AIGTG do not seek to manage the market risk of each transaction through an individual offsetting transaction. Rather, these subsidiaries take a portfolio approach to the management of their market risk exposures. AIGFP and AIGTG value their entire portfolios of market-sensitive transactions at market value or at estimated fair value when market values are not readily available. Unrealized gains and losses, with respect to this portfolio are reflected in income currently. These valuations represent an assessment of the present values of expected future cash flows of Capital Markets transactions and may include reserves for such risks as are deemed appropriate by AIGFP and AIG’s management.

     Estimated fair values are based upon the use of valuation models. These models utilize, among other things, market liquidity and current interest, foreign exchange, equity, commodity and volatility rates. These valuation models are integrated into the evaluation of the portfolio, as described above, in order to provide timely information for the market

FORM 10-K : 47

American International Group, Inc. and Subsidiaries

risk management of the portfolio. Based upon this evaluation, AIGFP and AIGTG determines what, if any, offsetting transactions are necessary to reduce the market risk exposure of the portfolio.

     AIGFP and AIGTG manage market risk with a variety of transactions, including swaps, trading securities, futures and forward contracts and other transactions as appropriate. The recorded values of these transactions may be different than the values that might be realized if these subsidiaries were required to sell or close out the transactions prior to maturity. AIG believes that such differences are not significant to the results of operations, financial condition or liquidity. Such differences would be immediately recognized when the transactions are sold or closed out prior to maturity.

     AIGFP and AIGTG attempt to secure reliable and independent current market prices, such as published exchange prices, external subscription services such as from Bloomberg or Reuters or third party broker quotes for use in this model. When such prices are not available, these subsidiaries use an internal methodology which includes interpolation or extrapolation from observable and verifiable prices nearest to the dates of the transactions. Historically, actual results have not materially deviated from these models.

     Systems used by Capital Markets operations can monitor each unit’s respective market positions on an intraday basis. The subsidiaries operate in major business centers overseas and are essentially open for business 24 hours a day. Thus, the market exposure and offset strategies are monitored, reviewed and coordinated around the clock.

     AIGFP and AIGTG apply various testing techniques which reflect significant potential market movements in interest rates, foreign exchange rates, commodity and equity prices, volatility levels and the effect of time. These techniques vary by currency and are regularly changed to reflect factors affecting the derivatives portfolio. The results from these analyses are regularly reviewed by senior management.

     As described above, Capital Markets operations are exposed to the risk of loss of fair value from adverse fluctuations in interest rate and foreign currency exchange rates and equity and commodity prices. AIG statistically measured the losses of fair value through the application of a VaR model across both units.

     Capital Markets asset and liability portfolios for which the VaR analyses were performed included over the counter and exchange traded investments, derivative instruments and commodities. Because the market risk with respect to securities available for sale, at market is substantially hedged, segregation of market sensitive instruments into trading and other than trading was not deemed necessary.

     AIG calculated the VaR with respect to Capital Markets operations as of December 31, 2003 and December 31, 2002. AIG uses the historical simulation methodology which entails repricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was repriced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95 percent confidence (i.e., only 5 percent of historical scenarios show losses greater than the VaR figure). A one-month holding period was assumed in computing the VaR figure.

The following table presents the VaR on a combined basis and of each component of Capital Markets risk as of December 31, 2003 and 2002. VaR with respect to combined operations cannot be derived by aggregating the individual risk presented herein.

(in millions)	2003	2002

Market risk:
Combined	$5	$5
Interest rate	5	5
Currency	1	–
Equity	1	1

The following table presents the average, high and low VaRs on a combined basis and of each component of Capital Markets risk as of December 31, 2003 and 2002.

	2003			2002

(in millions)	Average	High	Low	Average	High	Low

Combined	$5	$8	$4	$8	$12	$5
Interest rate	5	9	3	8	12	5
Currency	1	1	–	1	4	–
Equity	1	1	1	1	2	1

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

FORM 10-K : 48

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     The overwhelming majority of AIG’s derivatives activities are conducted by the Capital Markets operations, thus permitting AIG to participate in the derivatives dealer market acting primarily as principal. In these derivative operations, AIG structures agreements which generally allow its counterparties to enter into transactions with respect to changes in interest and exchange rates, securities’ prices and certain commodities and financial or commodity indices. AIG’s customers such as corporations, financial institutions, multinational organizations, sovereign entities, government agencies and municipalities use derivatives to hedge their own market exposures. For example, a futures, forward or option contract can be used to protect the customers’ assets or liabilities against price fluctuations.

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

     AIG’s Derivatives Review Committee provides an independent review of any proposed derivative transaction. The committee examines, among other things, the nature and purpose of the derivative transaction, its potential credit exposure, if any, and the estimated benefits. This committee does not review those derivative transactions entered into by Capital Markets for their own accounts.

     Generally, AIG conducts its businesses in the currencies of the local operating environment. Thus, exchange gains or losses occur when AIG’s foreign currency net investment is affected by changes in the foreign exchange rates relative to the U.S. dollar from one reporting period to the next.

     Legal risk arises from the uncertainty of the enforceability, through legal or judicial processes, of the obligations of AIG’s clients and counterparties, including contractual provisions intended to reduce credit exposure by providing for the netting of mutual obligations. See also Note 21 of Notes to Financial Statements for detailed information relating to Capital Markets derivative activities.

Accounting Standards

In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that, for guarantees within its scope that are issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be established, and recognized through earnings. To date, the impact on earnings for AIG has not been and is not expected to be material.

     AIG guarantees the indebtedness of third parties principally in connection with AIG SunAmerica’s investments in affordable housing properties. The guarantees are issued primarily to facilitate financing for the construction of the underlying properties, and have durations of up to ten years. Since the inception of this investment program over ten years ago, payments under these guarantees have been insignificant because the loans are first backed by the creditworthiness of the third party general partner, and secondly, are secured by the underlying properties. The maximum exposure before consideration of the applicable security under these guarantees as of December 31, 2003 is approximately $2.4 billion.

     In addition, AIG’s real estate investment operations will occasionally extend guarantees to real estate partnerships in which they are an investor. The guarantees facilitate financing for the construction and/or purchase of land. There have been no payments to date under these guarantees as the loans are first backed by the creditworthiness of the third party general partner, and secondly, are secured by the underlying properties. The maximum exposure before consideration of the applicable security under these guarantees as of December 31, 2003 is approximately $112 million.

     Through ILFC, AIG has also provided other types of guarantees. From time to time, ILFC participates with airlines, banks and other financial institutions to assist in financing aircraft by providing asset guarantees, put options or loan guarantees. Historically, losses arising from these guarantees have not been material, as ILFC has recourse to the value of the underlying aircraft, which offsets ILFC’s exposure, should ILFC be called upon to fulfill its obligations under these guarantees. The maximum exposure related to these guarantees as of December 31, 2003, before consideration of the applicable security, is approximately $897 million.

FORM 10-K : 49

American International Group, Inc. and Subsidiaries

     In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 changes the method of determining whether certain entities should be consolidated in AIG’s consolidated financial statements. An entity is subject to FIN 46 and is called a Variable Interest Entity (VIE) if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both. All other entities not considered VIEs are evaluated for consolidation under existing guidance. In December 2003, FASB issued a revision to Interpretation No. 46 (FIN 46R).

     The provisions of FIN46R are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which AIG obtains an interest after that date. For VIEs in which AIG holds a variable interest that it acquired before February 1, 2003, FIN46R was applied as of December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIEs would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. In accordance with the transition provisions of FIN 46R, AIG recorded in its consolidated income statement for the fourth quarter of 2003 a cumulative effect of an accounting change adjustment gain of $9 million ($14 million before tax). In addition, AIG recorded in its consolidated balance sheet approximately $4.7 billion of assets and liabilities. (See also Note 20 of Notes to Financial Statements.)

     In May 2003, FASB issued Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150). FAS 150 requires certain financial instruments previously classified as either entirely equity or between the liabilities section and the equity section of the balance sheet be classified as liabilities.

     FAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: mandatory redeemable financial instruments; obligations to repurchase the issuer’s equity shares by transferring assets; and certain obligations to issue a variable number of shares.

     FAS 150 was effective for the quarter ending September 30, 2003. As of December 31, 2003, $1.68 billion of preferred instruments previously classified on AIG’s consolidated balance sheet as “Preferred shareholders’ equity in subsidiary companies” is now classified in the liability caption entitled “Preferred shareholders’ equity in subsidiary companies subject to mandatory redemption.” Restatement of financial statements for prior periods is not permitted.

     In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1). This statement is effective as of January 1, 2004, and will require AIG to recognize a liability for guaranteed minimum death benefits and other living benefits related to its variable annuity and variable life contracts and to modify certain disclosures and financial statement presentations for these products. In the first quarter of 2004, AIG will report a one-time cumulative accounting charge upon adoption of $181 million ($278 million pretax to reflect the liability as of January 1, 2004). With respect to the balance sheet presentation, the non-U.S. portion of AIG’s separate and variable account assets and liabilities will be reclassified to several invested asset captions and the policyholders’ contract deposits liability caption, respectively.

FORM 10-K : 50

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.	Financial Statements and Supplementary Data

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

FORM 10-K : 51

American International Group, Inc. and Subsidiaries

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of American
International Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of American International Group, Inc. and subsidiaries (the “Company”) at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
February 11, 2004

FORM 10-K : 52

CONSOLIDATED BALANCE SHEET

(in millions)

December 31,	2003	2002

Assets:
Investments, financial services assets and cash:
Fixed maturities:
Bonds available for sale, at market value (amortized cost: 2003 – $288,160; 2002 – $232,121)	$300,935	$242,385
Bonds held to maturity, at amortized cost (market value: 2003 – $8,173; 2002 – $0)	8,037	–
Bond trading securities, at market value (cost: 2003 – $252; 2002 – $963)	282	981
Equity securities:
Common stocks (cost: 2003 – $6,884; 2002 – $6,152)	7,678	5,482
Nonredeemable preferred stocks (cost: 2003 – $1,743; 2002 – $1,678)	1,906	1,584
Mortgage loans on real estate, net of allowance (2003 – $101; 2002 – $110)	12,295	11,541
Policy loans	6,658	6,046
Collateral and guaranteed loans, net of allowance (2003 – $15; 2002 – $54)	2,296	2,341
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2003 – $5,458; 2002 – $4,426)	30,343	26,867
Securities available for sale, at market value (cost: 2003 – $15,732; 2002 – $16,715)	15,714	16,687
Trading securities, at market value	3,300	4,146
Spot commodities, at market value	250	489
Unrealized gain on interest rate and currency swaps, options and forward transactions	21,599	15,376
Trading assets	2,548	4,786
Securities purchased under agreements to resell, at contract value	28,170	25,661
Finance receivables, net of allowance (2003 – $453; 2002 – $477)	17,609	15,857
Securities lending collateral, at cost (approximates market value)	30,195	23,694
Other invested assets	16,787	12,680
Short-term investments, at cost (approximates market value)	8,914	6,993
Cash	922	1,165

Total investments, financial services assets and cash	516,438	424,761
Investment income due and accrued	4,959	4,297
Premiums and insurance balances receivable, net of allowance (2003 – $235; 2002 – $150)	14,166	13,088
Reinsurance assets	27,962	29,882
Deferred policy acquisition costs	26,398	22,256
Investments in partially owned companies	1,428	1,575
Real estate and other fixed assets, net of accumulated depreciation (2003 – $4,247; 2002 – $3,727)	6,006	5,382
Separate and variable accounts	60,536	46,248
Goodwill	7,633	6,079
Other assets	12,820	7,661

Total assets	$678,346	$561,229

See Accompanying Notes to Financial Statements.

FORM 10-K : 53

American International Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET (continued)

(in millions, except share amounts)

December 31,	2003	2002

Liabilities:
Reserve for losses and loss expenses	$56,118	$51,539
Reserve for unearned premiums	20,762	16,336
Future policy benefits for life and accident and health insurance contracts	92,970	72,547
Policyholders’ contract deposits	171,989	142,160
Other policyholders’ funds	9,100	7,582
Reserve for commissions, expenses and taxes	4,487	3,429
Insurance balances payable	2,592	3,273
Funds held by companies under reinsurance treaties	4,664	3,425
Income taxes payable:
Current	1,977	793
Deferred	5,778	4,289
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	15,337	14,850
Securities sold under agreements to repurchase, at contract value	14,810	9,162
Trading liabilities	6,153	3,825
Securities and spot commodities sold but not yet purchased, at market value	5,458	11,765
Unrealized loss on interest rate and currency swaps, options and forward transactions	15,268	11,265
Trust deposits and deposits due to banks and other depositors	3,491	2,987
Commercial paper	4,715	7,467
Notes, bonds, loans and mortgages payable	50,138	43,233
Commercial paper	1,223	1,645
Notes, bonds, loans and mortgages payable	5,865	4,690
Preferred shareholders’ equity in subsidiary companies subject to mandatory redemption	1,682	—
Separate and variable accounts	60,536	46,248
Minority interest	3,311	1,580
Securities lending payable	30,195	23,694
Other liabilities	18,282	12,189

Total liabilities	606,901	499,973

Preferred shareholders’ equity in subsidiary companies	192	2,153

Shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2003 – 2,751,327,476; 2002 – 2,751,327,476	6,878	6,878
Additional paid-in capital	568	607
Retained earnings	60,960	52,270
Accumulated other comprehensive income (loss)	4,244	691
Treasury stock, at cost; 2003 – 142,880,430; 2002 – 141,726,645 shares of common stock (including 119,250,750 and 119,244,379 shares, respectively, held by subsidiaries)	(1,397)	(1,343)

Total shareholders’ equity	71,253	59,103

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$678,346	$561,229

See Accompanying Notes to Financial Statements.

FORM 10-K : 54

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts)

Years Ended December 31,	2003	2002	2001

Revenues:
Premiums and other considerations	$54,613	$44,589	$38,428
Net investment income	16,662	15,034	13,977
Realized capital gains (losses)	(1,433)	(2,441)	(836)
Other revenues	11,461	10,300	10,197

Total revenues	81,303	67,482	61,766

Benefits and expenses:
Incurred policy losses and benefits	46,886	41,927	35,054
Insurance acquisition and other operating expenses	20,509	17,413	16,556
Acquisition, restructuring and related charges	–	–	2,017

Total benefits and expenses	67,395	59,340	53,627

Income before income taxes, minority interest and cumulative effect of accounting changes	13,908	8,142	8,139

Income taxes:
Current	3,407	1,972	1,919
Deferred	857	356	420

	4,264	2,328	2,339

Income before minority interest and cumulative effect of accounting changes	9,644	5,814	5,800

Minority interest	(379)	(295)	(301)

Income before cumulative effect of accounting changes	9,265	5,519	5,499

Cumulative effect of accounting changes, net of tax	9	–	(136)

Net income	$9,274	$5,519	$5,363

Earnings per common share:
Basic
Income before cumulative effect of accounting changes	$3.55	$2.11	$2.10
Cumulative effect of accounting changes, net of tax	–	–	(0.05)
Net income	3.55	2.11	2.05

Diluted
Income before cumulative effect of accounting changes	$3.53	$2.10	$2.07
Cumulative effect of accounting changes, net of tax	–	–	(0.05)
Net income	3.53	2.10	2.02

Average shares outstanding:
Basic	2,610	2,612	2,621
Diluted	2,628	2,634	2,650

See Accompanying Notes to Financial Statements.

FORM 10-K : 55

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in millions, except per share amounts)

Years Ended December 31,	2003	2002	2001

Common stock:
Balance at beginning of year	$6,878	$6,876	$6,914
Adjustment in connection with AGC acquisition	–	–	(43)
Issued under stock plans	–	2	5

Balance at end of year	6,878	6,878	6,876

Additional paid-in capital:
Balance at beginning of year	607	669	2,830
Excess of cost over proceeds of common stock issued under stock plans	(76)	(94)	2
Adjustment in connection with AGC acquisition	–	5	(2,135)
Other	37	27	(28)

Balance at end of year	568	607	669

Retained earnings:
Balance at beginning of year	52,270	47,218	42,598
Net income	9,274	5,519	5,363
Cash dividends to common shareholders ($.22, $.18 and $.16 per share, respectively)	(584)	(467)	(743)

Balance at end of year	60,960	52,270	47,218

Accumulated other comprehensive income (loss):
Balance at beginning of year	691	(1,725)	(2,440)
Unrealized appreciation of investments – net of reclassification adjustments	4,648	4,727	1,513
Deferred income tax expense on changes	(1,660)	(1,579)	(500)
Foreign currency translation adjustments	315	(419)	(455)
Applicable income tax (expense) benefit on changes	(9)	38	111
Net derivative gains (losses) arising from cash flow hedging activities	519	(479)	(541)
Deferred income tax (expense) benefit on changes	(194)	186	98
Cumulative effect of accounting change, net of tax	–	–	489
Retirement plan liabilities adjustment, net of tax	(66)	(58)	–

Other comprehensive income	3,553	2,416	715

Balance at end of year	4,244	691	(1,725)

Treasury stock, at cost:
Balance at beginning of year	(1,343)	(888)	(2,463)
Cost of shares acquired during year	(207)	(734)	(1,042)
Issued under stock plans	151	260	271
Adjustment in connection with AGC acquisition	–	–	2,311
Other	2	19	35

Balance at end of year	(1,397)	(1,343)	(888)

Total shareholders’ equity at end of year	$71,253	$59,103	$52,150

See Accompanying Notes to Financial Statements.

FORM 10-K : 56

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

Years Ended December 31,	2003	2002	2001

Summary:
Net cash provided by operating activities	$36,155	$19,093	$8,801
Net cash used in investing activities	(61,119)	(46,598)	(31,298)
Net cash provided by financing activities	24,167	28,377	23,112

Change in cumulative translation adjustments	554	(405)	(439)
Change in cash	(243)	467	176
Cash at beginning of year	1,165	698	522

Cash at end of year	$922	$1,165	$698

Cash flows from operating activities:
Net income	$9,274	$5,519	$5,363

Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Change in:
General and life insurance reserves	21,527	16,725	7,405
Premiums and insurance balances receivable and payable – net	(1,647)	(744)	588
Reinsurance assets	1,919	(2,683)	(4,590)
Deferred policy acquisition costs	(3,848)	(3,850)	(1,104)
Investment income due and accrued	(459)	(616)	(124)
Funds held under reinsurance treaties	1,239	740	1,228
Other policyholders’ funds	752	(29)	727
Current and deferred income taxes – net	2,657	745	648
Reserve for commissions, expenses and taxes	992	48	55
Other assets and liabilities – net	635	1,300	836
Trading assets and liabilities – net	4,566	901	831
Trading securities, at market value	846	1,587	1,614
Spot commodities, at market value	239	(137)	11
Net unrealized (gain) loss on interest rate and currency swaps, options and forward transactions	(2,220)	(1,431)	(1,026)
Securities purchased under agreements to resell	(2,510)	(3,980)	(6,690)
Securities sold under agreements to repurchase	5,648	(2,656)	510
Securities and spot commodities sold but not yet purchased, at market value	(6,307)	3,434	630
Realized capital (gains) losses	1,433	2,441	836
Equity in income of partially owned companies and other invested assets	(673)	(229)	(479)
Amortization of premium and discount on securities	61	(195)	(285)
Depreciation expenses, principally flight equipment	1,865	1,653	1,437
Provision for finance receivable losses	429	402	395
Other – net	(263)	148	(15)

Total adjustments	26,881	13,574	3,438

Net cash provided by operating activities	$36,155	$19,093	$8,801

See Accompanying Notes to Financial Statements.

FORM 10-K : 57

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

(in millions)

Years Ended December 31,	2003	2002	2001

Cash flows from investing activities:
Cost of bonds, at market sold	$95,874	$99,777	$94,825
Cost of bonds, at market matured or redeemed	15,966	13,666	14,403
Cost of equity securities sold	10,040	6,509	6,321
Realized capital gains (losses)	(1,433)	(2,441)	(836)
Purchases of fixed maturities	(158,496)	(149,537)	(132,961)
Purchases of equity securities	(10,692)	(5,955)	(6,619)
Acquisitions, net of cash acquired	(2,091)	–	(383)
Mortgage, policy and collateral loans granted	(2,800)	(2,867)	(2,037)
Repayments of mortgage, policy and collateral loans	2,043	2,011	1,392
Sales of securities available for sale	8,376	4,382	5,816
Maturities of securities available for sale	4,690	3,882	2,303
Purchases of securities available for sale	(11,992)	(7,134)	(11,264)
Sales of flight equipment	1,212	184	220
Purchases of flight equipment	(5,509)	(5,302)	(4,415)
Net additions to real estate and other fixed assets	(1,131)	(924)	(700)
Sales or distributions of other invested assets	8,627	12,182	4,298
Investments in other invested assets	(10,417)	(12,423)	(5,531)
Change in short-term investments	(1,460)	175	5,434
Investments in partially owned companies	255	(479)	(541)
Finance receivable originations and purchases	(14,690)	(10,066)	(8,774)
Finance receivable principal payments received	12,509	7,762	7,751

Net cash used in investing activities	$(61,119)	$(46,598)	$(31,298)

Cash flows from financing activities:
Change in policyholders’ contract deposits	$20,444	$22,758	$13,943
Change in trust deposits and deposits due to banks and other depositors	504	697	395
Change in commercial paper	(3,174)	(2,421)	(1,156)
Proceeds from notes, bonds, loans and mortgages payable	22,509	21,896	27,347
Repayments on notes, bonds, loans and mortgages payable	(15,516)	(11,950)	(17,597)
Proceeds from guaranteed investment agreements	6,387	7,167	10,410
Maturities of guaranteed investment agreements	(5,900)	(8,709)	(7,613)
Redemption of subsidiary company preferred stock	(371)	(50)	(1,248)
Proceeds from common stock issued	74	168	239
Cash dividends to shareholders	(584)	(467)	(743)
Acquisition of treasury stock	(207)	(734)	(1,042)
Other – net	1	22	177

Net cash provided by financing activities	$24,167	$28,377	$23,112

Supplementary information:
Taxes paid	$2,454	$1,203	$1,475

Interest paid	$4,128	$3,590	$3,950

See Accompanying Notes to Financial Statements.

FORM 10-K : 58

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in millions)

Years Ended December 31,	2003	2002	2001

Comprehensive income:
Net income	$9,274	$5,519	$5,363

Other comprehensive income:
Unrealized appreciation of investments – net of reclassification adjustments	4,648	4,727	1,513
Deferred income tax expense on above changes	(1,660)	(1,579)	(500)
Foreign currency translation adjustments(a)	315	(419)	(455)
Applicable income tax (expense) benefit on above changes	(9)	38	111
Net derivative gains (losses) arising from cash flow hedging activities	519	(479)	(541)
Deferred income tax (expense) benefit on above changes	(194)	186	98
Retirement plan liabilities adjustment, net of tax	(66)	(58)	–
Cumulative effect of accounting change, net of tax (b)	–	–	489

Other comprehensive income	3,553	2,416	715

Comprehensive income	$12,827	$7,935	$6,078

(a)	Includes insignificant derivative gains and losses arising from hedges of net investments in foreign operations.

(b)	Consists of derivative gains and losses qualifying for cash flow hedging arising from the adoption of Statement of Financial Accounting Standards No. 138 “Accounting for Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (collectively, FAS 133) and the unrealized appreciation arising from the transfer of the bonds held to maturity portfolio to the bonds available for sale portfolio in connection with the implementation of FAS 133.
See Accompanying Notes to Financial Statements.

FORM 10-K : 59

American International Group, Inc. and Subsidiaries

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

(a) Principles of Consolidation: On August 29, 2001 American General Corporation (AGC), was acquired by American International Group, Inc. (AIG). In connection with the acquisition, AIG issued approximately 290 million shares of its common stock in exchange for all the outstanding common stock of AGC based on an exchange ratio of 0.5790 of a share of AIG common stock for each share of AGC common stock. The acquisition was accounted for as a pooling of interests and the accompanying financial statements have been prepared to retroactively combine AGC’s financial statements with AIG’s financial statements for all periods presented.

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

     AIG subsidiaries write property, casualty, marine, life and financial lines insurance in approximately 130 countries and jurisdictions. Certain of AIG’s foreign subsidiaries included in the consolidated financial statements report on a fiscal year ending November 30. The consolidated financial statements include the accounts of AIG, its majority owned subsidiaries and those entities required to be consolidated under applicable accounting standards. (See also Note 1(bb) herein). All material intercompany accounts and transactions have been eliminated.

     (b) Basis of Presentation: The accompanying financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain accounts have been reclassified in the 2002 and 2001 financial statements to conform to their 2003 presentation.

     General Insurance Operations: AIG’s General Insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance. Premiums are earned primarily on a pro rata basis over the term of the related coverage. The reserve for unearned premiums represents the portion of premiums written relating to the unexpired terms of coverage.

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

     Losses and loss expenses are charged to income as incurred. The reserve for losses and loss expenses represents the accumulation of estimates for reported losses and includes provisions for losses incurred but not reported. The methods of determining such estimates and establishing resulting reserves, including amounts relating to reserves for estimated unrecoverable reinsurance, are reviewed and updated. Adjustments resulting therefrom are reflected in income currently. AIG discounts certain of its loss reserves primarily related to workers’ compensation and other business lines where permitted by regulatory authorities. The total amount of discount is less than three percent of outstanding loss reserves as reflected on the accompanying consolidated balance sheet.

     Life Insurance Operations: AIG’s Life Insurance subsidiaries offer a wide range of traditional insurance and financial and investment products. Traditional products consist of individual and group life, annuity, endowment and accident and health policies. Financial and investment products consist of single premium annuity, guaranteed investment contracts, universal life and pensions.

     Premiums for traditional life insurance products and life contingent annuities, excluding accident and health products, are recognized as revenues when due. Estimates for premiums due but not yet collected are accrued. Benefits and expenses are provided against such revenues to recognize profits over the estimated life of the policies. Revenues for universal life and investment-type products consist of policy charges for the cost of insurance, administration and surrenders during the period. Policy charges collected with respect to future services are deferred and recognized in a manner similar to the deferred policy acquisition costs related to such products. Expenses include interest credited to policy account balances and benefit payments made in excess of policy account balances. Personal accident products are accounted for in a manner similar to general insurance products described above. Certain foreign jurisdictions have limited long-dated bond markets and AIG may use alternative investments, including equities and foreign denominated fixed income instruments, to extend the effective duration of the investment portfolio to more closely match that of the policyholders’ liabilities.

     Policy acquisition costs for traditional life insurance products are generally deferred and amortized over the premium paying period of the policy. Policy acquisition costs

FORM 10-K : 60

NOTES TO FINANCIAL STATEMENTS (continued)

1.	Summary of Significant Accounting Policies (continued)

and policy initiation costs related to universal life and investment-type products (nontraditional products) are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits are composed of net interest income, net realized investment gains and losses, variable annuity fees, surrender charges and direct administrative expenses.

     The resulting DAC asset is reviewed for recoverability based on the profitability (both current and projected future) of the underlying insurance contracts.

     The deferred acquisition costs with respect to nontraditional products are adjusted with respect to estimated gross profits as a result of changes in the net unrealized gains or losses on debt and equity securities available for sale. That is, as debt and equity securities available for sale are carried at aggregate fair value, an adjustment is made to deferred policy acquisition costs equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains/losses on debt and equity securities available for sale that is credited or charged directly to comprehensive income. Deferred policy acquisition costs have been decreased by $2.05 billion at December 31, 2003 and decreased by $1.23 billion at December 31, 2002 for this adjustment. (See also Note 4 herein.)

     The liabilities for future policy benefits and policyholders’ contract deposits are established using assumptions described in Note 6.

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

     AIG, as lessor, leases flight equipment principally under operating leases. Accordingly, income is recognized over the life of the lease as rentals become receivable under the provisions of the lease or, in the case of leases with varying payments, under the straight-line method over the noncancelable term of the lease. In certain cases, leases provide for additional payments contingent on usage. Rental income is recognized at the time such usage occurs less a provision for future contractual aircraft maintenance. AIG is also a remarketer of flight equipment for its own account and for airlines and financial institutions, and provides, for a fee, fleet management services to certain third-party operators. AIG’s revenues from such operations consist of net gains on sales of flight equipment and commissions.

     AIG provides a wide variety of consumer finance products, including mortgages, personal and auto loans, retail sales finance and credit related insurance.

     Finance charges are recognized as revenue using the interest method. Revenue ceases to be accrued when contractual payments are not received for four consecutive months for loans and retail sales contracts, and for six months for revolving retail accounts and private label receivables. Extension fees, late charges, and prepayment penalties are recognized as revenue when received.

     Direct costs of originating loans, net of nonrefundable points and fees, are deferred and included in the carrying amount of the related loans. The amount deferred is recognized as an adjustment to finance charge revenues, using the interest method over the lesser of the contractual term or the expected life based on prepayment experience. If loans are prepaid, any remaining deferral is charged or credited to revenue.

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

     Retirement Services & Asset Management Operations: AIG’s Retirement Services & Asset Management operations offer a wide variety of investment vehicles and services, including variable annuities, mutual funds and investment asset management. Such products and services are offered to individuals and institutions both domestically and internationally. The fees generated with respect to Retirement Services & Asset Management operations are recognized as revenues when earned. Costs incurred in the sale of variable annuities and mutual funds are deferred and subsequently amortized. With respect to variable annuities, acquisition costs are amortized in relation to the incidence of estimated gross profits to be realized over the estimated lives of the variable annuity

FORM 10-K : 61

American International Group, Inc. and Subsidiaries

1.	Summary of Significant Accounting Policies (continued)

contracts. With respect to the sale of mutual funds, acquisition costs are amortized over the estimated lives of the funds obtained.

     (c) NonCash Transactions: During 2001, AIG issued 291.6 million common shares in connection with acquisitions.

     (d) Investments in Fixed Maturities and Equity Securities: Bonds held to maturity are principally owned by the insurance subsidiaries and are carried at amortized cost where AIG has the ability and positive intent to hold these securities until maturity.

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

     Bond trading securities are carried at current market values, as it is AIG’s intention to sell these securities in the near term.

     Common and nonredeemable preferred stocks are carried at current market values. Dividend income is generally recognized when receivable.

     Unrealized gains and losses from investments in equity securities and fixed maturities available for sale are reflected as a separate component of comprehensive income, net of deferred income taxes in shareholders’ equity currently. Unrealized gains and losses from investments in trading securities are reflected in income currently.

     Realized capital gains and losses are determined principally by specific identification. Where declines in values of securities below cost or amortized cost are considered to be other than temporary, a charge is reflected in income for the difference between cost or amortized cost and estimated net fair value.

     AIG regularly reviews its investments for possible impairment based on criteria including economic conditions, market prices, past experience and other issuer-specific developments among other factors. If there is a decline in a security’s net realizable value, a determination is made as towhether that decline is temporary or “other-than temporary”. If it is believed that a decline in the value of a particular investment is temporary, the decline is recorded as an unrealized loss in accumulated other comprehensive income. If it is believed that the decline is “other-than temporary”, AIG writes down the carrying value of the investment and records a realized loss in the statement of income.

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

     (e) Mortgage Loans on Real Estate, Policy and Collateral Loans – net: Mortgage loans on real estate, policy loans and collateral loans are carried at unpaid principal balances. Interest income on such loans is accrued currently.

     Impairment of mortgage loans on real estate and collateral loans is based upon certain risk factors and when collection of all amounts due under the contractual term is not probable. This impairment is generally measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate subject to the fair value of underlying collateral. Interest income on such loans is recognized as cash is received.

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

FORM 10-K : 62

NOTES TO FINANCIAL STATEMENTS (continued)

1.	Summary of Significant Accounting Policies (continued)

within that market relative to the values of its own fleet. If events or circumstances were such that the carrying amount of AIG’s aircraft might be impaired, AIG would determine if such impairment existed and recognize such impairment in accordance with Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

     This caption also includes deposits for aircraft to be purchased. At the time the assets are retired or disposed of, the cost and associated accumulated depreciation and amortization are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss.

     (g) Securities Available for Sale, at market value: These securities are held to meet long term investment objectives and are accounted for as available for sale, carried at current market values and recorded on a trade date basis. Unrealized gains and losses from valuing these securities and any related hedges are reflected in shareholders’ equity currently, net of any related deferred income taxes. When the underlying security is sold, the realized gain or loss resulting from the hedging derivative transaction is recognized in income in that same period as the realized gain or loss of the hedged security.

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

     (j) Unrealized Gain and Unrealized Loss on Interest Rate and Currency Swaps, Options and Forward Transactions: Interest rate swaps, currency swaps, equity swaps, swaptions, options and forward transactions are accounted for as contractual commitments recorded on a trade date basis and are carried at current market values or estimated fair values when market values are not available. Unrealized gains and losses are reflected in income currently. Estimated fair values are based on the use of valuation models that utilize, among other things, current interest, foreign exchange and volatility rates. AIG attempts to secure reliable and independent current market prices, such as published exchange prices, external subscription services’ prices such as Bloomberg or Reuters or third party broker quotes for use in these models. When such prices are not available, AIG uses an internal methodology which includes interpolation or extrapolation from observable and verifiable prices nearest to the dates of the transactions. These valuations represent an assessment of the present values of expected future cash flows of these transactions and reflect market and credit risk. The portfolio’s discounted cash flows are evaluated with reference to current market conditions, maturities within the portfolio and other relevant factors. Based upon this evaluation, it is determined what offsetting transactions, if any, are necessary to reduce the market risk of the portfolio. AIG manages its market risk with a variety of transactions, including swaps, trading securities, futures and forward contracts and other transactions as appropriate. Because of the limited liquidity of some of these instruments, the recorded values of these transactions may be different than the values that might be realized if AIG were to sell or close out the transactions prior to maturity. AIG believes that such differences are not significant to the results of operations, financial condition or liquidity. Such differences would be immediately recognized in income when the transactions are sold or closed out prior to maturity.

     (k) Trading Assets and Trading Liabilities: Trading assets and trading liabilities include option premiums paid and received and receivables from and payables to counterparties which relate to unrealized gains and losses on futures, forwards and options and balances due from and due to clearing brokers and exchanges.

     Futures, forwards and options purchased and written are accounted for as contractual commitments on a trade date basis and are carried at fair values. Unrealized gains and losses are reflected in income currently. The fair values of futures contracts are based on closing exchange quotations. Commodity forward transactions are carried at fair values derived from dealer quotations and underlying commodity exchange quotations. For long dated forward transactions, where there are no dealer or exchange quotations, fair values are derived using internally developed valuation methodologies based on observable and available market information. Options are carried at fair values based on the use of valuation models that utilize, among other things, current interest or commodity rates and foreign exchange and volatility rates, as applicable.

     (l) Securities Purchased (Sold) Under Agreements to Resell (Repurchase), at contract value: Purchases of securities under agreements to resell and sales of securities under agreements to repurchase are accounted for as collateralized lending transactions and are recorded at their contracted resale or repurchase amounts, plus accrued interest. Generally, it is AIG’s policy to take possession of or obtain a security interest in securities purchased under agreements to resell.

FORM 10-K : 63

American International Group, Inc. and Subsidiaries

1.	Summary of Significant Accounting Policies (continued)

     AIG minimizes the credit risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring customer credit exposure and collateral value and generally requiring additional collateral to be deposited with AIG when deemed necessary.

     AIG also enters into dollar roll agreements. These are agreements to sell mortgage-backed securities and to repurchase substantially the same securities at a specified price and date in the future. At December 31, 2003, 2002 and 2001, there were no dollar rolls outstanding.

     (m) Finance Receivables: Finance receivables are carried at amortized cost, net of an allowance.

     (n) Securities Lending Collateral and Securities Lending Payable: AIG’s insurance operations lend their securities and primarily take cash as collateral with respect to the securities lent. Income earned on invested collateral, net of interest payable to the collateral provider is recorded in net investment income.

     (o) Other Invested Assets: Other invested assets consist primarily of investments by AIG’s insurance operations in joint ventures and partnerships, and other investments not classified elsewhere herein.

     The joint ventures and partnerships are carried at equity or cost depending on the equity ownership position.

     Other investments are carried at cost or market values depending upon the nature of the underlying assets.

     (p) Reinsurance Assets: Reinsurance assets include the balances due from both reinsurance and insurance companies under the terms of AIG’s reinsurance agreements for paid and unpaid losses and loss expenses, ceded unearned premiums and ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. Amounts related to paid and unpaid losses and loss expenses with respect to these reinsurance agreements are substantially collateralized.

     (q) Investments in Partially Owned Companies: Generally, the equity method of accounting is used for AIG’s investment in companies in which AIG’s ownership interest approximates 20 percent but is not greater than 50 percent (minority owned companies). At December 31, 2003, AIG’s significant investments in partially owned companies included its 24.3 percent interest in IPC Holdings, Ltd., its 23.4 percent interest in Allied World Assurance Holdings, Ltd. and its 22.1 percent interest in The Fuji Fire and Marine Insurance Co., Ltd. This balance sheet caption also includes investments in less significant partially owned companies and in certain minor majority owned subsidiaries. The amounts of dividends received from unconsolidated entities owned less than 50 percent were $13 million, $13 million and $3 million in 2003, 2002 and 2001, respectively. The undistributed earnings of unconsolidated entities owned less than 50 percent was $283 million and $155 million as of December 31, 2003 and 2002, respectively.

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

     (u) Preferred Shareholders’ Equity in Subsidiary Companies Subject to Mandatory Redemption: Preferred shareholders’ equity in subsidiary companies subject to mandatory redemption relates to outstanding preferred stock or interest of AGC and HSB, both wholly owned subsidiaries of AIG. Cash distributions on such preferred stock or interest are accounted for as interest expense.

     (v) Preferred Shareholders’ Equity in Subsidiary Companies: Preferred shareholders’ equity in subsidiary companies relates to outstanding preferred stock or interest of ILFC and AIG Edison Life, both wholly owned subsidiaries of AIG. Cash distributions on such preferred stock or interest are accounted for as interest expense.

     (w) Translation of Foreign Currencies: Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (FAS 52). Under FAS 52, functional currency assets and

FORM 10-K : 64

NOTES TO FINANCIAL STATEMENTS (continued)

1.	Summary of Significant Accounting Policies (continued)

liabilities are translated into U.S. dollars generally using current rates of exchange prevailing at the balance sheet date of each respective subsidiary and the related translation adjustments are recorded as a separate component of comprehensive income, net of any related taxes in shareholders’ equity. Functional currencies are generally the currencies of the local operating environment. Income statement accounts expressed in functional currencies are translated using average exchange rates. The adjustments resulting from translation of financial statements of foreign entities operating in highly inflationary economies are recorded in income. Exchange gains and losses resulting from foreign currency transactions are also recorded in income currently. The exchange gain or loss with respect to utilization of foreign exchange hedging instruments is recorded as a component of comprehensive income.

     (x) Income Taxes: Deferred federal and foreign income taxes are provided for temporary differences for the expected future tax consequences of events that have been recognized in AIG’s financial statements or tax returns.

     (y) Earnings Per Share: Basic earnings per common share are based on the weighted average number of common shares outstanding, retroactively adjusted to reflect all stock dividends and stock splits. Diluted earnings per share are based on those shares used in basic earnings per share plus shares that would have been outstanding assuming issuance of common shares for all dilutive potential common shares outstanding, retroactively adjusted to reflect all stock dividends and stock splits.

The computation of earnings per share for December 31, 2003, 2002 and 2001 was as follows:

Years Ended December 31,	2003	2002	2001
(in millions, except per share amounts)

Numerator for basic earnings per share:
Income before cumulative effect of accounting changes	$9,265	$5,519	$5,499
Cumulative effect of accounting changes, net of tax	9	–	(136)

Net income applicable to common stock	$9,274	$5,519	$5,363

Denominator for basic earnings per share:
Average shares outstanding used in the computation of per share earnings:
Common stock issued	2,752	2,752	2,762
Common stock in treasury	(142)	(140)	(141)

Average shares outstanding – basic	2,610	2,612	2,621

(continued)
Numerator for diluted earnings per share:
Income before cumulative effect of accounting changes	$9,265	$5,519	$5,499
Cumulative effect of accounting changes, net of tax	9	–	(136)

Net income applicable to common stock	$9,274	$5,519	$5,363

Denominator for diluted earnings per share:
Average shares outstanding	2,610	2,612	2,621
Incremental shares from potential common stock:
Average number of shares arising from outstanding employee stock plans (treasury stock method)*	18	22	29

Average shares outstanding – diluted	2,628	2,634	2,650

Earnings per share:
Basic:
Income before cumulative effect of accounting changes	$3.55	$2.11	$2.10
Cumulative effect of accounting changes, net of tax	–	–	(0.05)
Net income	$3.55	$2.11	$2.05

Diluted:
Income before cumulative effect of accounting changes	$3.53	$2.10	$2.07
Cumulative effect of accounting changes, net of tax	–	–	(0.05)
Net income	$3.53	$2.10	$2.02

*	Certain shares arising from employee stock plans were not included in the computation of diluted earnings per share where the exercise price of the options exceeded the average market price and would have been antidilutive. The number of shares excluded were 26 million, 9 million and 3 million for 2003, 2002 and 2001, respectively.

     (z) Derivatives: In June 1998, the Financial Accounting Standards Board (FASB) issued FAS 133. In June 2000, FASB issued Statement of Financial Accounting Standards No. 138 “Accounting for Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” In April 2003, FASB issued Statement of Financial Standards No. 149 “An Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” (collectively, FAS 133).

     FAS 133 requires AIG to recognize all derivatives in the consolidated balance sheet at fair value. The financial statement recognition of the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative and the extent to which it is effective as part of a hedge transaction. The changes in fair value of the derivative transactions of AIGFP and AIG Trading Group Inc. and its subsidiaries (AIGTG) are currently presented, in all material respects, as a component of AIG’s operating income. The discussion below relates to the derivative activities of AIG other than those of AIGFP and AIGTG.

FORM 10-K : 65

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

     AIG documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as hedges to specific assets or liabilities on the balance sheet, or specific firm commitments or forecasted transactions. AIG also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

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

     In addition to hedging activities, AIG also uses derivative instruments with respect to investment operations, which include, among other things, writing option contracts, and purchasing investments with embedded derivatives, such as equity linked notes and convertible bonds. All changes in the market value of these derivatives are recorded in earnings. AIG bifurcates an embedded derivative where: (i) the economic characteristics of the embedded instruments are not clearly and closely related to those of the remaining components of the financial instrument; and (ii) a separate instrument with the same terms as the embedded instrument meets the definition of a derivative under FAS 133. (See also Note 21 herein).

     (aa) Goodwill and Intangible Assets: In June 2001, FASB issued Statement of Financial Accounting Standard No. 141 “Business Combinations” (FAS 141). FAS 141 requires AIG, among other things, to apply the purchase method of accounting for all acquisitions initiated after June 30, 2001.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142). As of January 1, 2002, AIG adopted FAS 142. FAS 142 requires AIG to discontinue the amortization of goodwill in its consolidated income statement. Amortization expense recorded in AIG’s consolidated statement of income amounted to $163 million pretax for 2001.

     FAS 142 requires goodwill to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process prescribed in FAS 142, whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. FAS 142 also requires the completion of a transitional impairment test in the year of adoption, with any identified impairments recognized as a cumulative effect of change in accounting principles. AIG completed its transitional impairment test for 2002 and its annual test for 2003, resulting in no impairment.

     On August 29, 2003, AIG acquired 100 percent of the outstanding common shares of GE Edison Life Insurance Company in Japan and GE’s U.S. based auto and home insurance business for $2.1 billion. The acquisition expands AIG’s life insurance presence in Japan and AIG’s auto and home insurance presence in the U.S. At the date of acquisition, the fair values of the assets acquired and liabilities assumed were $20 billion and $19 billion, respectively. Goodwill associated with this transaction as of December 31, 2003 amounted to $1.3 billion, primarily related to the life business.

     Other changes in the carrying amount of goodwill are primarily caused as a result of foreign currency translation adjustments.

FORM 10-K : 66

NOTES TO FINANCIAL STATEMENTS (continued)

1.	Summary of Significant Accounting Policies (continued)

     (bb) Accounting Standards: In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that, for guarantees within its scope that are issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be established and recognized through earnings. To date, the impact on earnings for AIG has not been and is not expected to be material.

     AIG guarantees the indebtedness of third parties principally in connection with AIG SunAmerica’s investments in affordable housing properties. The guarantees are issued primarily to facilitate financing for the construction of the underlying properties, and have durations of up to ten years. Since the inception of this investment program over ten years ago, payments under these guarantees have been insignificant because the loans are first backed by the creditworthiness of the third party general partner, and secondly, are secured by the underlying properties. The maximum exposure before consideration of the applicable security under these guarantees as of December 31, 2003 is approximately $2.4 billion.

     In addition, AIG’s real estate investment operations will occasionally extend guarantees to real estate partnerships in which they are an investor. The guarantees facilitate financing for the construction and/or purchase of land. There have been no payments to date under these guarantees as the loans are first backed by the creditworthiness of the third party general partner, and secondly, are secured by the underlying properties. The maximum exposure before consideration of the applicable security of these guarantees as of December 31, 2003 is approximately $112 million.

     Through ILFC, AIG has also provided other types of guarantees. From time to time, ILFC participates with airlines, banks and other financial institutions to assist in financing aircraft by providing asset guarantees, put options or loan guarantees. Historically, losses arising from these guarantees have not been material, as ILFC has recourse to the value of the underlying aircraft, which offsets ILFC’s exposure, should ILFC be called upon to fulfill its obligations under these guarantees. The maximum exposure related to these guarantees as of December 31, 2003, before consideration of the applicable security, is approximately $897 million.

     In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN46). (See also Note 20 of Notes to Financial Statements.)

     In May 2003, FASB issued Financial Accounting Standard No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150). FAS 150 requires certain financial instruments previously classified as either entirely equity or between the liabilities section and the equity section of the balance sheet to be classified as liabilities. FAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: mandatory redeemable financial instruments; obligations to repurchase the issuer’s equity shares by transferring assets; and certain obligations to issue a variable number of shares.

     FAS 150 was effective for the quarter ending September 30, 2003. As of December 31, 2003, $1.68 billion of preferred instruments previously classified on AIG’s consolidated balance sheet as “Preferred shareholders’ equity in subsidiary companies” is now classified in the liability caption entitled “Preferred shareholders’ equity in subsidiary companies subject to mandatory redemption.” Restatement of financial statements for prior periods is not permitted.

     In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1). FASB did not object to the issuance of SOP 03-1. This statement is effective as of January 1, 2004, and will require AIG to recognize a liability for guaranteed minimum death benefits and other living benefits related to its variable annuity and variable life contracts and to modify certain disclosures and financial statement presentations for these products. In the first quarter of 2004, AIG will report a one-time cumulative accounting charge upon adoption of $181 million ($278 million pretax to reflect the liability as of January 1, 2004). With respect to the balance sheet presentation, the non-U.S. portion of AIG’s separate and variable account assets and liabilities will be reclassified to several invested asset captions and the policyholders’ contract deposits liability caption, respectively.

     In December 2003, FASB issued Statement of Financial Accounting Standards No. 132 (Revised) “Employers’ Disclosures About Pensions and Other Post Retirement Benefits” which revised disclosure requirements with respect to defined benefit plans. (See also Note 15 herein.)

FORM 10-K : 67

American International Group, Inc. and Subsidiaries

2.	Segment Information

     During the three years ended December 31, 2003, AIG’s operations were conducted principally through four business segments. These segments and their respective operations are as follows:

     General Insurance: AIG’s General Insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance. AIG’s principal General Insurance operations are as follows:

     DBG writes substantially all classes of business insurance accepting such business mainly from insurance brokers.

     Transatlantic offers through its reinsurance company subsidiaries reinsurance capacity both domestically and overseas on treaty and facultative bases for a full range of property and casualty products.

     Personal Lines engages in the mass marketing of personal lines insurance, primarily private passenger auto and personal umbrella coverages.

     Mortgage Guaranty provides guaranty insurance primarily on conventional first mortgage loans on single family dwellings and condominiums.

     AIG’s Foreign General insurance group accepts risks primarily underwritten through AIU, a marketing unit consisting of wholly owned agencies and insurance entities. The Foreign General insurance group also includes business written by AIG’s foreign-based insurance subsidiaries for their own accounts. The Foreign General group uses various marketing methods to write both business and personal lines insurance with certain refinements for local laws, customs and needs. AIU operates in Asia, the Pacific Rim, Europe, Africa, Middle East and Latin America.

     Life Insurance: AIG’s Life Insurance subsidiaries offer a wide range of traditional insurance and financial and investment products. Traditional products consist of individual and group life, annuity, endowment and accident and health policies. Financial and investment products consist of fixed and variable annuities, guaranteed investment contracts and pensions.

     AIG’s three principal overseas life operations are ALICO, AIA and Nan Shan.

     Financial Services: AIG’s Financial Services subsidiaries engage in diversified financial products and services including aircraft leasing, capital market transactions, and consumer and insurance premium financing.

     AIG’s Aircraft Finance operations represent the operations of ILFC which engages primarily in the acquisition of commercial jet aircraft and the leasing and remarketing of such aircraft to airlines around the world. Also, ILFC provides, for a fee, fleet management services to certain third-party operators.

     AIG has integrated the operations of AIGTG into AIGFP thereby establishing the Capital Markets reporting unit. Capital Markets engages in a wide variety of financial transactions, including long-dated interest rate, currency, equity and credit derivatives and structured borrowings through notes, bonds and guaranteed investment agreements. Capital Markets also engages in various commodity trading, foreign exchange trading, and market making activities.

     AIG’s Consumer Finance operations include AGF as well as AIGCFG. AGF and AIGCFG provide a wide variety of consumer finance products, including real estate mortgages, consumer loans, retail sales finance and credit related insurance to customers both domestically and overseas, particularly in emerging markets.

     Retirement Services & Asset Management: AIG’s Retirement Services & Asset Management operations offer a wide variety of investment products, including variable annuities and mutual funds, as well as investment services, including investment asset management. Such products and services are offered to individuals and institutions both domestically and overseas.

FORM 10-K : 68

NOTES TO FINANCIAL STATEMENTS (continued)

2.	Segment Information (continued)

(a) The following table summarizes the operations by major operating segment for the years ended December 31, 2003, 2002 and 2001:

	Operating Segments – 2003

				Retirement
				Services		Total	Reclassifications
	General	Life	Financial	& Asset		Reportable	and
(in millions)	Insurance	Insurance	Services	Management	Other(a)	Segments	Eliminations	Consolidated

Revenues (b)	$34,584	$35,693	$7,565	$3,896	$(435)	$81,303	$–	$81,303
Interest revenue	–	–	3,944	44	–	3,988	–	3,988
Interest expense	4	68	3,862	8	194	4,136	–	4,136
Realized capital gains (losses)	(172)	(826)	–	–	(435)	(1,433)	–	(1,433)
Operating income (loss) before minority interest	5,070	6,002	2,464	1,271	(899)	13,908	–	13,908
Income taxes (benefits)	1,415	2,255	855	452	(713)	4,264	–	4,264
Depreciation expense	207	244	1,261	9	144	1,865	–	1,865
Capital expenditures	284	483	5,934	19	239	6,959	–	6,959
Identifiable assets	121,791	432,633	137,299	4,254	72,106	768,083	(89,737)	678,346

	Operating Segments – 2002

					Retirement
					Services		Total	Reclassifications
	General		Life	Financial	& Asset		Reportable	and
(in millions)	Insurance		Insurance	Services	Management	Other(a)	Segments	Eliminations	Consolidated

Revenues(b)	$26,171		$31,541	$6,815	$3,485	$(530)	$67,482	$–	$67,482
Interest revenue	–		–	3,787	65	–	3,852	–	3,852
Interest expense	–		76	3,327	11	215	3,629	–	3,629
Realized capital gains (losses)	(858)		(1,053)	–	–	(530)	(2,441)	–	(2,441)
Operating income (loss) before minority interest	667	(c)	4,929	2,189	1,016	(659)	8,142	–	8,142
Income taxes (benefits)	210		1,979	765	355	(981)	2,328	–	2,328
Depreciation expense	178		239	1,097	7	132	1,653	–	1,653
Capital expenditures	323		725	5,395	59	150	6,652	–	6,652
Identifiable assets	109,068		339,847	124,617	2,567	60,769	636,868	(75,639)	561,229

	Operating Segments – 2001

						Retirement
						Services			Total	Reclassifications
	General		Life		Financial	& Asset			Reportable	and
(in millions)	Insurance		Insurance		Services	Management	Other(a)		Segments	Eliminations	Consolidated

Revenues(b)	$22,128		$29,893		$6,485	$3,712	$(452)		$61,766	$–	$61,766
Interest revenue	–		–		3,983	84	–		4,067	–	4,067
Interest expense	2		109		3,596	17	314		4,038	–	4,038
Realized capital gains (losses)	(130)		(254)		–	–	(452)		(836)	–	(836)
Operating income (loss) before minority interest	2,851	(d)	4,675	(d)	1,991	1,088	(2,466	)(e)	8,139	–	8,139
Income taxes (benefits)	742		1,579		706	366	(1,054)		2,339	–	2,339
Depreciation expense	189		216		910	5	117		1,437	–	1,437
Capital expenditures	290		842		4,529	11	156		5,828	–	5,828
Identifiable assets	91,544		296,648		107,322	1,842	54,749		552,105	(59,044)	493,061

(a)	Includes AIG Parent and other operations which are not required to be reported separately.
(b)	Represents the sum of General Insurance net premiums earned, GAAP Life premiums, net investment income, Financial Services commissions, transaction and other fees, Retirement Services & Asset Management commissions and other fees and realized capital gains (losses).
(c)	Includes loss reserve charge of $2.8 billion.
(d)	Includes $769 million and $131 million with respect to World Trade Center losses for General and Life Insurance operations, respectively.
(e)	Includes acquisition, restructuring and related charges of $2.02 billion.

FORM 10-K : 69

American International Group, Inc. and Subsidiaries

2.	Segment Information (continued)

(b) The following is AIG’s Consolidated Statement of Segment Operations for the years ended December 31, 2003, 2002 and 2001:

Consolidated Statement of Segment Operations

(in millions)
	2003	2002		2001

General Insurance operations:
Net premiums written	$35,212	$27,414		$20,101
Change in unearned premium reserve	(3,478)	(3,145)		(736)

Net premiums earned	31,734	24,269		19,365
Net investment income	3,022	2,760		2,893
Realized capital gains (losses)	(172)	(858)		(130)

General Insurance revenues	34,584	26,171		22,128

Losses incurred	19,188	18,449	(a)	12,459
Losses incurred: World Trade Center and related losses	–	–		769
Loss expenses incurred	4,082	2,365	(b)	2,178
Underwriting expenses	6,244	4,690		3,871

General Insurance benefits and expenses	29,514	25,504		19,277

General Insurance operating income	5,070	667	(a)(b)	2,851

Life Insurance
GAAP premiums	22,879	20,320		19,063
Net investment income	13,640	12,274		11,084
Realized capital gains (losses)	(826)	(1,053)		(254)

Life Insurance revenues	35,693	31,541		29,893

Death and other benefits	11,183	10,552		10,449
Death and other benefits: WTC	–	–		131
Increase in future policy benefits	12,433	10,561		9,068
Acquisition and insurance expenses	6,075	5,499		5,570

Life Insurance benefits and expenses	29,691	26,612		25,218

Life Insurance operating income	6,002	4,929		4,675

Financial Services operating income	2,464	2,189		1,991
Retirement Services & Asset Management operating income	1,271	1,016		1,088
Other realized capital gains (losses)	(435)	(530)		(452)
Other income (deductions) – net	(464)	(129	) (c)	3
Acquisition, restructuring and related charges	–	–		(2,017)

Income before income taxes, minority interest and cumulative effect of accounting changes	$13,908	$8,142		$8,139

(a)	Includes loss reserve charge of $2.8 billion.
(b)	Includes 21st Century’s loss adjustment expense pretax provision of $43 million for SB 1899 Northridge earthquake claims.
(c)	Includes 21st Century’s pretax charge of $37 million to write off capitalized costs associated with a software development project.

FORM 10-K : 70

NOTES TO FINANCIAL STATEMENTS (continued)

2.	Segment Information (continued)

(c) The following table summarizes AIG’s General Insurance operations by major internal reporting group for the years ended December 31, 2003, 2002 and 2001:

	General Insurance – 2003

	Domestic						Total	Reclassifications	Total
	Brokerage			Personal	Mortgage	Foreign	Reportable	and	General
(in millions)	Group		Transatlantic	Lines	Guaranty	General	Segment	Eliminations	Insurance

Net premiums written	$20,061		$3,341	$3,706	$532	$7,572	$35,212	$–	$35,212
Net premiums earned	17,309		3,171	3,652	496	7,106	31,734	–	31,734
Losses & loss expenses incurred	13,859		2,233	2,802	110	4,266	23,270	–	23,270
Underwriting expenses	2,495		829	739	122	2,059	6,244	–	6,244
Underwriting profit(a)	955		109	111	264	781	2,220	–	2,220
Net investment income	1,772		271	142	142	688	3,015	7	3,022
Realized capital gains (losses)	(74)		10	19	44	(134)	(135)	(37)	(172)
Operating income	2,653	(d)	390	272	450	1,335	5,100	(30)	5,070
Depreciation expense	100		3	19	3	82	207	–	207
Capital expenditures	83		2	45	3	151	284	–	284
Identifiable assets	78,559		8,708	5,221	2,879	30,589	125,956	(4,165)	121,791

	General Insurance – 2002

	Domestic							Total	Reclassifications	Total
	Brokerage				Personal	Mortgage	Foreign	Reportable	and	General
(in millions)	Group		Transatlantic		Lines	Guaranty	General	Segment	Eliminations	Insurance

Net premiums written	$15,214		$2,500		$3,182	$508	$6,010	$27,414	$–	$27,414
Net premiums earned	13,053		2,369		2,913	502	5,432	24,269	–	24,269
Losses & loss expenses incurred	13,244		1,796		2,365	88	3,321	20,814	–	20,814
Underwriting expenses	1,858		631		519	136	1,546	4,690	–	4,690
Underwriting profit (loss) (a)	(2,049	) (b)	(58	)(b)	29	278	565	(1,235)	–	(1,235)
Net investment income	1,609		252		122	139	615	2,737	23	2,760
Realized capital gains (losses)	(487)		(6)		(23)	15	(341)	(842)	(16)	(858)
Operating income (loss)	(927	) (b)(d)	188	(b)	128	432	839	660	7	667
Depreciation expense	72		3		27	3	73	178	–	178
Capital expenditures	101		1		38	2	181	323	–	323
Identifiable assets	73,588		7,287		3,516	2,547	25,638	112,576	(3,508)	109,068

	General Insurance – 2001

	Domestic					Total	Reclassifications	Total
	Brokerage		Personal	Mortgage	Foreign	Reportable	and	General
(in millions)	Group	Transatlantic	Lines	Guaranty	General	Segment	Eliminations	Insurance

Net premiums written	$10,197	$1,906	$2,454	$494	$5,050	$20,101	$–	$20,101
Net premiums earned	9,776	1,790	2,478	489	4,832	19,365	–	19,365
Losses & loss expenses incurred	8,728	1,562	2,130	63	2,923	15,406	–	15,406
Underwriting expenses	1,386	502	440	115	1,428	3,871	–	3,871
Underwriting profit (loss) (a)(c)	(338)	(274)	(92)	311	481	88	–	88
Net investment income	1,827	240	114	106	583	2,870	23	2,893
Realized capital gains (losses)	(47)	(1)	(16)	40	(93)	(117)	(13)	(130)
Operating income (loss)(c)	1,442 (d)	(35)	6	457	971	2,841	10	2,851
Depreciation expense	83	3	28	4	71	189	–	189
Capital expenditures	106	2	69	3	110	290	–	290
Identifiable assets	60,604	6,741	3,863	2,219	21,781	95,208	(3,664)	91,544

(a)	Underwriting profit (loss) is a GAAP measure that represents statutory underwriting profit or loss adjusted primarily for changes in deferred acquisition costs.
(b)	Includes loss reserve charge of $2.7 billion and $100 million for DBG and Transatlantic, respectively.
(c)	Includes $769 million with respect to WTC losses: DBG: $544 million; Transatlantic: $200 million; Foreign General: $25 million.
(d)	Includes $628 million, $333 million and $139 million ($198 million excluding WTC losses) for the twelve months ended December 31, 2003, 2002 and 2001, respectively, with respect to the Lexington Surplus Lines Pool.

FORM 10-K : 71

American International Group, Inc. and Subsidiaries

2.	Segment Information (continued)

(d) The following table summarizes AIG’s Life Insurance operations by major internal reporting group for the years ended December 31, 2003, 2002 and 2001:

	Life Insurance – 2003

		AIA
	ALICO/	and			Total	Reclassifications
	AIG Star Life/	Nan	Domestic		Reportable	and	Total Life
(in millions)	AIG Edison Life(a)	Shan	Life	Other	Segment	Eliminations	Insurance

GAAP premiums	$6,795	$10,723	$5,041	$320	$22,879	$–	$22,879
Net investment income	1,918	2,490	9,027	205	13,640	–	13,640
Realized capital gains (losses)	(49)	(187)	(544)	(46)	(826)	–	(826)
Operating income	1,802	1,686	2,420	94	6,002	–	6,002
Depreciation expense	77	56	104	7	244	–	244
Capital expenditures	281	51	149	2	483	–	483
Identifiable assets	87,697	61,365	282,230	2,523	433,815	(1,182)	432,633

	Life Insurance – 2002

		AIA
	ALICO	and			Total	Reclassifications
	and	Nan	Domestic		Reportable	and	Total Life
(in millions)	AIG Star Life	Shan	Life	Other	Segment	Eliminations	Insurance

GAAP premiums	$5,796	$9,606	$4,622	$296	$20,320	$–	$20,320
Net investment income	1,614	2,156	8,325	179	12,274	–	12,274
Realized capital gains (losses)	(87)	27	(984)	(9)	(1,053)	–	(1,053)
Operating income	1,464	1,649	1,704	112	4,929	–	4,929
Depreciation expense	73	48	112	6	239	–	239
Capital expenditures	245	148	330	2	725	–	725
Identifiable assets	55,170	49,919	233,004	2,348	340,441	(594)	339,847

	Life Insurance – 2001

		AIA
	ALICO	and			Total	Reclassifications
	and	Nan	Domestic		Reportable	and	Total Life
(in millions)	AIG Star Life	Shan	Life	Other	Segment	Eliminations	Insurance

GAAP premiums	$5,241	$8,485	$4,948	$389	$19,063	$–	$19,063
Net investment income	1,514	1,880	7,504	186	11,084	–	11,084
Realized capital gains (losses)	3	70	(331)	4	(254)	–	(254)
Operating income(b)	1,050	1,553	1,957	115	4,675	–	4,675
Depreciation expense	65	40	104	7	216	–	216
Capital expenditures	506	81	238	17	842	–	842
Identifiable assets	45,879	41,854	206,734	2,765	297,232	(584)	296,648

(a)	Reflects acquisition of AIG Edison Life in August 2003.
(b)	Includes $131 million with respect to WTC losses.

FORM 10-K : 72

NOTES TO FINANCIAL STATEMENTS (continued)

2.	Segment Information (continued)

(e) The following table summarizes AIG’s Financial Services operations by major internal reporting group for the years ended December 31, 2003, 2002 and 2001:

	Financial Services – 2003

					Total	Reclassifications	Total
	Aircraft	Capital	Consumer		Reportable	and	Financial
(in millions)	Finance	Markets(a)	Finance	Other	Segment	Eliminations	Services

Commissions, transaction and other fees(b)	$3,042	$1,845	$2,642	$641	$8,170	$(605)	$7,565
Interest revenue	24	1,578	2,206	286	4,094	(150)	3,944
Interest expense	994	2,218	619	132	3,963	(101)	3,862
Operating income	728	1,086	649	79	2,542	(78)	2,464
Depreciation expense	1,139	51	34	37	1,261	–	1,261
Capital expenditures	5,835	42	29	28	5,934	–	5,934
Identifiable assets	31,972	77,238	20,574	11,965	141,749	(4,450)	137,299

	Financial Services – 2002

					Total	Reclassifications	Total
	Aircraft	Capital	Consumer		Reportable	and	Financial
(in millions)	Finance	Markets(a)	Finance	Other	Segment	Eliminations	Services

Commissions, transaction and other fees(b)	$2,845	$1,544	$2,473	$569	$7,431	$(616)	$6,815
Interest revenue	25	1,486	2,180	232	3,923	(136)	3,787
Interest expense	900	1,742	639	122	3,403	(76)	3,327
Operating income	801	870	549	54	2,274	(85)	2,189
Depreciation expense	964	55	32	46	1,097	–	1,097
Capital expenditures	5,304	38	24	29	5,395	–	5,395
Identifiable assets	27,771	72,717	18,900	10,484	129,872	(5,255)	124,617

	Financial Services – 2001

					Total	Reclassifications	Total
	Aircraft	Capital	Consumer		Reportable	and	Financial
(in millions)	Finance	Markets(a)	Finance	Other	Segment	Eliminations	Services

Commissions, transaction and other fees(b)	$2,613	$1,348	$2,560	$578	$7,099	$(614)	$6,485
Interest revenue	33	1,673	2,231	262	4,199	(216)	3,983
Interest expense	850	1,896	753	231	3,730	(134)	3,596
Operating income	749	806	505	18	2,078	(87)	1,991
Depreciation expense	811	18	34	47	910	–	910
Capital expenditures	4,418	30	39	42	4,529	–	4,529
Identifiable assets	23,424	65,031	16,945	5,301	110,701	(3,379)	107,322

(a)	Represents AIGFP and AIGTG. AIGFP’s interest revenue and interest expense are reported as net revenues in the caption “Commissions, transaction and other fees”.
(b)	Commissions, transaction and other fees are the sum of the net gain or loss of trading activities, the net change in unrealized gain or loss, the net interest revenues from forward rate agreements and interest rate swaps, and where applicable, management and incentive fees from asset management activities.

FORM 10-K : 73

American International Group, Inc. and Subsidiaries

2.	Segment Information (continued)

(f) A substantial portion of AIG’s operations is conducted in countries other than the United States and Canada. The following table summarizes AIG’s operations by major geographic segment. Allocations have been made on the basis of the location of operations and assets.

	Geographic Segments – 2003

			Other
(in millions)	Domestic(a)	Far East	Foreign	Consolidated

Revenues(b)	$45,315	$22,547	$13,441	$81,303
Real estate and other fixed assets, net of accumulated depreciation	2,579	2,518	909	6,006
Flight equipment primarily under operating leases, net of accumulated depreciation	30,343	–	–	30,343

	Geographic Segments – 2002

			Other
(in millions)	Domestic(a)	Far East	Foreign	Consolidated

Revenues(b)	$39,779	$19,223	$8,480	$67,482
Real estate and other fixed assets, net of accumulated depreciation	2,529	2,041	812	5,382
Flight equipment primarily under operating leases, net of accumulated depreciation	26,867	–	–	26,867

	Geographic Segments – 2001

			Other
(in millions)	Domestic(a)	Far East	Foreign	Consolidated

Revenues(b)	$36,191	$17,128	$8,447	$61,766
Real estate and other fixed assets, net of accumulated depreciation	2,220	1,824	789	4,833
Flight equipment primarily under operating leases, net of accumulated depreciation	22,710	–	–	22,710

(a)	Including revenues from General Insurance operations in Canada of $433 million, $225 million and $158 million in 2003, 2002 and 2001, respectively.
(b)	Represents the sum of General Insurance net premiums earned, GAAP Life premiums, net investment income, Financial Services commissions, transaction and other fees, Retirement Services & Asset Management commissions and other fees and realized capital gains (losses).

 3. Federal Income Taxes

(a) AIG and its eligible domestic subsidiaries file a consolidated U.S. Federal income tax return. Each of the AGC group of life insurance companies and the AIG SunAmerica group of life insurance companies also file a consolidated U.S. Federal income tax return. Commencing with taxable year 2004, the AIG SunAmerica group of life insurance companies will be included in AIG’s consolidated tax return.

     Revenue Agent’s Reports proposing to assess additional taxes for the years 1991-1996 and 1997-1999 have been issued to AIG. Letters of Protest contesting the proposed assessments for 1991-1996 have been filed with the Internal Revenue Service (IRS). A Letter of Protest is also being filed for 1997-1999. AIG has also filed a petition with the Tax Court for tax year 1990 regarding a transitional rule in the Internal Revenue Code. In addition, Revenue Agent’s Reports proposing to assess additional taxes for the years ended September 30, 1993-1994 and 1995-1996 have been issued to AIG SunAmerica. Such proposed assessments relate to years prior to AIG’s acquisition of SunAmerica, Inc. Letters of Protest contesting the proposed assessments have been filed with the IRS. It is management’s belief that there are substantial arguments in support of the positions taken by AIG and AIG SunAmerica in their Letters of Protest and in AIG’s petition to the Tax Court. Although the final outcome of any issues raised in connection with these examinations or the litigation is uncertain, AIG believes that the tax obligation, including interest thereon, will not be significant to AIG’s financial condition, results of operations or liquidity. AGC’s tax years through 1999 have been audited and settled with the IRS.

     A component of life insurance surplus accumulated prior to 1984 is not taxable unless it exceeds certain statutory limitations or is distributed to shareholders. This surplus, accumulated in policyholder surplus accounts, totaled approximately $945 million at December 31, 2003. AIG has not made any provision in the accompanying financial statements for taxation of this amount as management has no intention of making any distributions from this surplus.

     Foreign income not expected to be taxed in the United States has arisen because AIG’s foreign subsidiaries were generally not subject to U.S. income taxes on income earned prior to January 1, 1987. Such income would become subject to U.S. income taxes at current tax rates if remitted to the United States or if other events occur which would make these amounts currently taxable. The cumulative amount of translated undistributed earnings of AIG’s foreign subsidiaries currently not subject to U.S. income taxes was approximately $6.5 billion at December 31, 2003. Management has not subjected, and has no current intention of subjecting, these accumulated earnings to material U.S. income taxes and no provision has been made in the accompanying financial statements for such taxes.

FORM 10-K : 74

NOTES TO FINANCIAL STATEMENTS (continued)

 3. Federal Income Taxes (continued)

(b) The pretax components of domestic and foreign income reflect the locations in which such pretax income was generated. The pretax domestic and foreign income was as follows for the years ended December 31, 2003, 2002 and 2001:

(in millions)	2003	2002	2001

Domestic	$6,757	$3,379	$3,860
Foreign	7,151	4,763	4,279

Total	$13,908	$8,142	$8,139

(c) The U.S. Federal income tax rate is 35 percent for 2003, 2002 and 2001. Actual tax expense on income differs from the “expected” amount computed by applying the Federal income tax rate because of the following:

	2003		2002		2001

		Percent		Percent		Percent
Years Ended December 31,		of Pretax		of Pretax		of Pretax
(dollars in millions)	Amount	Income	Amount	Income	Amount	Income

“Expected” tax expense	$4,868	35.0%	$2,850	35.0%	$2,849	35.0%
Adjustments:
Tax exempt interest	(329)	(2.3)	(266)	(3.4)	(277)	(3.4)
Dividends received deduction	(76)	(0.5)	(69)	(0.8)	(64)	(0.8)
State income taxes	12	0.1	38	0.5	49	0.6
Foreign income not expected to be taxed in the United States, less foreign income taxes	(122)	(0.9)	(93)	(1.1)	(149)	(1.8)
Affordable housing tax credits	(24)	(0.2)	(35)	(0.4)	(37)	(0.5)
Other	(65)	(0.5)	(97)	(1.2)	(32)	(0.4)

Actual tax expense	$4,264	30.7%	$2,328	28.6%	$2,339	28.7%

Foreign and domestic components of actual tax expense:
Foreign*:
Current	$882		$663		$449
Deferred	405		516		304
Domestic*:
Current	2,525		1,309		1,470
Deferred	452		(160)		116

Total	$4,264		$2,328		$2,339

*	Foreign tax expense reflects the expense resulting from local tax regulation. Domestic tax expense includes U.S. taxes incurred on foreign income.

(d) The components of the net deferred tax liability as of December 31, 2003 and 2002 were as follows:

(in millions)	2003	2002

Deferred tax assets:
Loss reserve discount	$1,381	$1,117
Unearned premium reserve reduction	949	665
Adjustment to life policy reserves	4,006	2,473
Accruals not currently deductible, cumulative translation adjustment and other*	2,470	3,035

	8,806	7,290

Deferred tax liabilities:
Deferred policy acquisition costs	7,005	5,534
Financial service products mark to market differential	524	641
Depreciation of flight equipment	2,672	2,403
Unrealized appreciation of investments	3,870	2,003
Other	513	998

	14,584	11,579

Net deferred tax liability	$5,778	$4,289

*	Included herein at December 31, 2003 were approximately $620 million of foreign tax credits. At December 31, 2003, approximately $400 million of such credits are expected to be utilized in the filing of the 2004 tax return. The remaining credits are expected to be utilized prior to the expiration of such credits.

FORM 10-K : 75

American International Group, Inc. and Subsidiaries

4.	Deferred Policy Acquisition Costs

The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to income for general and life insurance operations, excluding certain amounts deferred and amortized in the same period:

Years Ended December 31,
(dollars in millions)	2003	2002	2001

General Insurance operations:
Balance at beginning of year	$3,484	$2,651	$2,438

Acquisition costs deferred	3,735	3,109	2,229
Amortization charged to Income	(3,114)	(2,276)	(2,016)

Balance at end of year	$4,105	$3,484	$2,651

Life Insurance operations:
Balance at beginning of year	$18,772	$16,706	$15,298

Addition from acquisitions	1,538	358	874
Acquisition costs deferred	5,048	4,448	3,585
Amortization charged to Income	(2,778)	(2,184)	(2,207)
Effect of net unrealized gains (losses) on securities	(813)	(951)	(467)
Increase (decrease) due to foreign exchange	526	395	(377)

Balance at end of year	$22,293	$18,772	$16,706

Total deferred policy acquisition costs	$26,398	$22,256	$19,357

5.	Reinsurance

In the ordinary course of business, AIG’s general and life insurance companies cede reinsurance to other insurance companies in order to provide greater diversification of AIG’s business and limit the potential for losses arising from large risks.

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

     AIG life companies limit exposure to loss on any single life. For ordinary insurance, AIG retains a maximum of approximately $1.5 million of coverage per individual life with respect to AIG’s overseas life operations and $2.5 million of coverage per individual life with respect to AIG’s domestic life operations. There are smaller retentions for other lines of business. Life reinsurance is effected principally under yearly renewable term treaties. The premiums with respect to these treaties are considered prepaid reinsurance premiums and are amortized into income over the contract period in proportion to the protection provided. Amounts recoverable from life reinsurers are estimated in a manner consistent with the assumptions used for the underlying policy benefits and are presented as a component of reinsurance assets.

General Insurance premiums written and earned were comprised of the following:

Years Ended December 31,
(in millions)	Written	Earned

2003
Gross premiums	$47,440	$43,654
Ceded premiums	(12,228)	(11,920)

Net premiums	$35,212	$31,734

2002
Gross premiums	$37,537	$34,381
Ceded premiums	(10,123)	(10,112)

Net premiums	$27,414	$24,269

2001
Gross premiums	$29,640	$28,850
Ceded premiums	(9,539)	(9,485)

Net premiums	$20,101	$19,365

     For the years ended December 31, 2003, 2002 and 2001, reinsurance recoveries, which reduced loss and loss expenses incurred, amounted to $10.43 billion, $10.28 billion and $8.80 billion, respectively.

GAAP Life premiums were comprised of the following:

Years Ended December 31,
(in millions)	2003	2002	2001

Gross GAAP premiums	$23,837	$21,237	$19,978
Ceded premiums	(958)	(917)	(915)

GAAP premiums	$22,879	$20,320	$19,063

     Life Insurance recoveries, which reduced death and other benefits, approximated $651 million, $624 million and $646 million, respectively, for the years ended December 31, 2003, 2002 and 2001.

     AIG’s reinsurance arrangements do not relieve AIG from its direct obligation to its insureds. Thus, a credit exposure exists with respect to both general and life reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance agreements. AIG holds substantial collateral as security under related reinsurance agreements in the form of funds, securities and/or letters of credit. A provision has been recorded for estimated unrecoverable reinsurance. AIG has been largely successful in prior recovery efforts.

     AIG evaluates the financial condition of its reinsurers through an internal reinsurance security committee consisting of members of AIG’s senior management. No single reinsurer is a material reinsurer to AIG nor is AIG’s business substantially dependent upon any reinsurance contract.

FORM 10-K : 76

NOTES TO FINANCIAL STATEMENTS (continued)

5.	Reinsurance (continued)

Life Insurance ceded to other insurance companies was as follows:

Years Ended December 31,
(in millions)	2003	2002	2001

Life Insurance in-force	$292,663	$278,704	$238,644

     Life Insurance assumed represented 0.1 percent, 0.2 percent and 0.2 percent of gross Life Insurance in-force at December 31, 2003, 2002 and 2001 and GAAP Life premiums assumed represented 0.2 percent, 0.2 percent and 0.3 percent of gross GAAP premiums for the periods ended December 31, 2003, 2002 and 2001.

Supplemental information for gross loss and benefit reserves net of ceded reinsurance at December 31, 2003 and 2002 follows:

	As	Net of
(in millions)	Reported	Reinsurance

2003
Reserve for losses and loss expenses	$(56,118)	$(36,647)
Future policy benefits for life and accident and health insurance contracts	(92,970)	(91,765)
Premiums and insurance balances receivable – net	14,166	17,754
Reserve for unearned premiums	(20,762)	(17,064)
Reinsurance assets	27,962	–

2002
Reserve for losses and loss expenses	$(51,539)	$(30,350)
Future policy benefits for life and accident and health insurance contracts	(72,547)	(71,436)
Premiums and insurance balances receivable – net	13,088	17,279
Reserve for unearned premiums	(16,336)	(12,945)
Reinsurance assets	29,882	–

6.	Reserve for Losses and Loss Expenses and Future Life Policy Benefits and Policyholders’ Contract Deposits

(a) The following analysis provides a reconciliation of the activity in the reserve for losses and loss expenses:

Years Ended December 31,
(in millions)	2003	2002	2001

At beginning of year:
Reserve for losses and loss expenses	$51,539	$44,792	$40,613
Reinsurance recoverable	(21,189)	(18,896)	(15,661)

	30,350	25,896	24,952

Acquisitions	391	–	–

Losses and loss expenses incurred:
Current year	21,647	16,741	14,870
Prior years	1,623	4,073	536

Total	23,270	20,814	15,406

Losses and loss expenses paid:
Current year	7,316	5,964	5,199
Prior years	10,048	10,396	9,263

Total	17,364	16,360	14,462

At end of year:
Net reserve for losses and loss expenses	36,647	30,350	25,896
Reinsurance recoverable	19,471	21,189	18,896

Total	$56,118	$51,539	$44,792

(b) The analysis of the future policy benefits and policyholders’ contract deposits liabilities at December 31, 2003 and 2002 follows:

(in millions)	2003	2002

Future policy benefits:
Long duration contracts	$90,280	$70,096
Short duration contracts	2,690	2,451

Total	$92,970	$72,547

Policyholders’ contract deposits:
Annuities	$107,125	$84,903
Guaranteed investment contracts (GICs)	42,288	37,772
Corporate life products	2,149	2,124
Universal life	14,790	13,080
Other investment contracts	5,637	4,281

Total	$171,989	$142,160

     (c) Long duration contract liabilities included in future policy benefits, as presented in the table above, result from traditional life products. Short duration contract liabilities are primarily accident and health products. The liability for future life policy benefits has been established based upon the following assumptions:

FORM 10-K : 77

American International Group, Inc. and Subsidiaries

6.	Reserve for Losses and Loss Expenses and Future Life Policy Benefits and Policyholders’ Contract Deposits (continued)

     (i) Interest rates (exclusive of immediate/terminal funding annuities), which vary by territory, year of issuance and products, range from 1.5 percent to 12.0 percent within the first 20 years. Interest rates on immediate/terminal funding annuities are at a maximum of 11.5 percent and grade to not greater than 6.2 percent.

     (ii) Mortality and surrender rates are based upon actual experience by geographical area modified to allow for variations in policy form. The weighted average lapse rate, including surrenders, for individual and group life approximated 6.0 percent.

     (iii) The portions of current and prior net income and of current unrealized appreciation of investments that can inure to the benefit of AIG are restricted in some cases by the insurance contracts and by the local insurance regulations of the countries in which the policies are in force.

     (iv) Participating life business represented approximately 28 percent of the gross insurance in-force at December 31, 2003 and 38 percent of gross GAAP premiums in 2003. The amount of annual dividends to be paid is determined locally by the Boards of Directors. Provisions for future dividend payments are computed by jurisdiction, reflecting local regulations.

     (d) The liability for policyholders’ contract deposits has been established based on the following assumptions:

     (i) Interest rates credited on deferred annuities, which vary by territory and year of issuance, range from 1.5 percent to 9.0 percent. Current declared interest rates are generally guaranteed to remain in effect for a period of one year though some are guaranteed for longer periods. Withdrawal charges generally range from zero percent to 16.0 percent grading to zero over a period of zero to 15 years.

     (ii) Domestically, GICs have market value withdrawal provisions for any funds withdrawn other than benefit responsive payments. Interest rates credited generally range from 1.2 percent to 9.0 percent. The vast majority of these GICs mature within 10 years. Overseas, interest rates credited on GICs generally range from 1.5 percent to 6.9 percent and maturities range from one to five years.

     (iii) Interest rates on corporate life insurance products are guaranteed at 4.0 percent and the weighted average rate credited in 2003 was 5.8 percent.

     (iv) The universal life funds have credited interest rates of 3.1 percent to 7.5 percent and guarantees ranging from 3.0 percent to 5.5 percent depending on the year of issue. Additionally, universal life funds are subject to surrender charges that amount to 11.0 percent of the aggregate fund balance grading to zero over a period not longer than 20 years.

     (e) Certain products, which are short duration contracts, are subject to experience adjustments. These include group life and group medical products, credit life contracts, accident and health insurance contracts/riders attached to life policies and, to a limited extent, reinsurance agreements with other direct insurers. Ultimate premiums from these contracts are estimated and recognized as revenue and the unearned portions of the premiums are held as reserves. Experience adjustments vary according to the type of contract and the territory in which the policy is in force and are subject to local regulatory guidance.

7.	Statutory Financial Data

Statutory surplus and net income for general insurance and life insurance operations as reported to regulatory authorities were as follows:

Years Ended December 31,
(in millions)	2003	2002		2001

Statutory surplus:
General Insurance	$20,462	$16,765	(a)	$17,717
Life Insurance	25,651	22,716		18,302
Statutory net income(b):
General Insurance	2,911	277	(a)	1,922
Life Insurance	3,403	2,529		2,106

(a)	Includes loss reserve charge, net of tax of $1.8 billion.
(b)	Includes net realized capital gains and losses.

     AIG’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by domestic or foreign insurance regulatory authorities. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between domestic and foreign jurisdictions. The principal differences are that statutory financial statements do not reflect deferred policy acquisition costs and deferred income taxes, all bonds are carried at amortized cost and assets and liabilities are presented net of reinsurance. AIG’s use of permitted statutory accounting practices does not have a significant impact on statutory surplus.

FORM 10-K : 78

NOTES TO FINANCIAL STATEMENTS (continued)

8.	Investment Information

(a) Statutory Deposits: Cash and securities with carrying values of $7.46 billion and $5.20 billion were deposited by AIG’s insurance subsidiaries under requirements of regulatory authorities as of December 31, 2003 and 2002, respectively.

(b) Net Investment Income: An analysis of the net investment income from the General and Life Insurance operations follows:

Years Ended December 31,
(in millions)	2003	2002	2001

General Insurance:
Fixed maturities	$2,019	$1,793	$1,811
Equity securities	484	245	269
Short-term investments	45	37	64
Other	689	804	941

Total investment income	3,237	2,879	3,085
Investment expenses	215	119	192

Net investment income	$3,022	$2,760	$2,893

Life Insurance:
Fixed maturities	$11,669	$10,381	$9,018
Equity securities	129	98	146
Short-term investments	230	245	281
Interest on mortgage, policy and collateral loans	1,144	1,137	1,141
Other	732	669	863

Total investment income	13,904	12,530	11,449
Investment expenses	264	256	365

Net investment income	$13,640	$12,274	$11,084

(c) Investment Gains and Losses: The realized capital gains (losses) and increase (decrease) in unrealized appreciation of investments were as follows:

Years Ended December 31,
(in millions)	2003	2002	2001

Realized capital gains (losses) on investments:
Fixed maturities(a)	$107	$(989)	$(525)
Equity securities	(425)	(879)	(114)
Other	(1,115)	(573)	(197)

Realized capital gains (losses)	$(1,433)	$(2,441)	$(836)

Increase (decrease) in unrealized appreciation of investments:
Fixed maturities	$2,512	$6,600	$3,827
Equity securities	1,689	116	(528)
Other(b)	447	(1,989)	(1,264)

Increase (decrease) in unrealized appreciation	$4,648	$4,727	$2,035

(a)	The realized gains (losses) resulted primarily from the disposition of available for sale fixed maturities.
(b)	Includes $776 million increase, $758 million increase and $598 million increase in unrealized appreciation attributable to participating policy- holders at December 31, 2003, 2002 and 2001, respectively.

The gross gains and gross losses realized on the disposition of available for sale securities were as follows:

	Gross	Gross
	Realized	Realized
(in millions)	Gains	Losses

2003
Bonds	$2,313	$2,206
Common stocks	465	827
Preferred stocks	139	202
Financial Services securities available for sale	3	5

Total	$2,920	$3,240

2002
Bonds	$1,811	$2,800
Common stocks	363	1,192
Preferred stocks	12	62
Financial Services securities available for sale	2	1

Total	$2,188	$4,055

2001
Bonds	$1,475	$1,969
Common stocks	437	527
Preferred stocks	14	38
Financial Services securities available for sale	7	2

Total	$1,933	$2,536

     (d) Market Value of Fixed Maturities and Unrealized Appreciation of Investments: At December 31, 2003 and 2002, the balance of the unrealized appreciation of investments in equity securities (before applicable taxes) included gross gains of approximately $993 million and $261 million and gross losses of approximately $67 million and $1.0 billion, respectively.

     The deferred tax liability related to the net unrealized appreciation of investments was $3.9 billion at December 31, 2003 and the deferred tax liability related to the net unrealized appreciation of investments was $2.0 billion at December 31, 2002.

     The amortized cost and estimated market value of investments in fixed maturities carried at amortized cost at December 31, 2003 was as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
(in millions)	Cost	Gains	Losses	Value

2003
Fixed maturities held to maturity:
Bonds:
States(a)	$8,037	$157	$21	$8,173

Total	$8,037	$157	$21	$8,173

(a)	Including municipalities and political subdivisions.

FORM 10-K : 79

American International Group, Inc. and Subsidiaries

8.	Investment Information (continued)

     The amortized cost and estimated market value of bonds available for sale and carried at market value at December 31, 2003 and 2002 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
(in millions)	Cost	Gains	Losses	Value

2003
Bonds:
U.S. government(a)	$4,923	$143	$42	$5,024
States(b)	47,048	1,402	262	48,188
Foreign governments	42,221	3,201	408	45,014
All other corporate	193,968	10,247	1,506	202,709

Total bonds	$288,160	$14,993	$2,218	$300,935

2002
Bonds:
U.S. government(a)	$4,916	$248	$12	$5,152
States(b)	41,533	1,984	106	43,411
Foreign governments	33,885	3,371	51	37,205
All other corporate	151,787	8,818	3,988	156,617

Total bonds	$232,121	$14,421	$4,157	$242,385

(a)	Including U.S. government agencies and authorities.
(b)	Including municipalities and political subdivisions.

     The amortized cost and estimated market values of fixed maturities available for sale at December 31, 2003, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Market
(in millions)	Cost	Value

Fixed maturities available for sale:
Due in one year or less	$11,111	$11,296
Due after one year through five years	57,220	59,511
Due after five years through ten years	94,202	98,555
Due after ten years	125,627	131,573

Total available for sale	$288,160	$300,935

     (e) CMOs: At December 31, 2003, CMOs, held by AIG’s life companies, were presented as a component of bonds available for sale, at market value. Substantially all of the CMOs were investment grade and approximately 23 percent of the CMOs were backed by various U.S. government agencies. The remaining 77 percent were corporate issuances.

The distribution of the CMOs at December 31, 2003 and 2002 was as follows:

(in millions)	2003	2002

GNMA	1%	1%
FHLMC	13	13
FNMA	8	9
VA	1	1
Nongovernmental	77	76

	100%	100%

     AIG is not exposed to any significant credit concentration risk of a single or group nongovernmental issuer.

     At December 31, 2003, the gross weighted average coupon of this portfolio was 5.73 percent. The gross weighted average life of this portfolio was approximately 6.14 years.

     At December 31, 2003 and 2002, the market value of the CMO portfolio was $38.99 billion and $35.61 billion, respectively; the amortized cost was approximately $38.10 billion in 2003 and $34.30 billion in 2002. AIG’s CMO portfolio is readily marketable. There were no derivative (high risk) CMO securities contained in this portfolio at December 31, 2003 and 2002.

     (f) Fixed Maturities Below Investment Grade: At December 31, 2003, fixed maturities held by AIG that were below investment grade or not rated totaled $20.63 billion.

     (g) NonIncome Producing Invested Assets: At December 31, 2003, nonincome producing invested assets were insignificant.

FORM 10-K : 80

NOTES TO FINANCIAL STATEMENTS (continued)

8.	Investment Information (continued)

(h) Gross Unrealized Losses and Estimated Fair Values on Investments: The following table summarizes the gross unrealized losses and cost on insurance investment securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.

	Less than 12 Months		12 Months or More		Total

		Unrealized		Unrealized		Unrealized
December 31, 2003	Cost(a)	Losses	Cost(a)	Losses	Cost(a)	Losses

Bonds(b)	$61,302	$1,586	$5,630	$632	$66,932	$2,218
Equity securities	788	67	–	–	788	67

Total	$62,090	$1,653	$5,630	$632	$67,720	$2,285

(a)	For bonds, represents amortized cost.
(b)	Primarily relates to the “All other corporate” category.

AIG recorded impairment losses net of taxes of approximately $1.3 billion in 2003. The determination that a security has incurred an other-than temporary decline in value and the amount of any loss recognition requires the judgment of AIG’s management and a continual review of its investments.

     (i) Securities Available for Sale: AIGFP follows a policy of minimizing interest rate, equity and currency risks associated with securities available for sale by entering into swap or other transactions. In addition, to reduce its credit risk, AIGFP has entered into credit derivative transactions with respect to $218 million of securities available for sale.

The amortized cost, related hedges and estimated market value of securities available for sale and carried at market value at December 31, 2003 and 2002 were as follows:

				Unrealized
				Gains
		Gross	Gross	(Losses) – net	Estimated
	Amortized	Unrealized	Unrealized	on Hedging	Market
(in millions)	Cost	Gains	Losses	Transactions*	Value

2003
Securities available for sale:
Corporate and bank debt	$8,746	$1,110	$111	$(1,009)	$8,736
Foreign government obligations	36	25	—	(25)	36
Asset-backed and collateralized	4,443	423	1	(438)	4,427
Preferred stocks	324	12	8	(3)	325
U.S. government obligations	2,183	44	39	2	2,190

Total	$15,732	$1,614	$159	$(1,473)	$15,714

2002
Securities available for sale:
Corporate and bank debt	$9,595	$848	$86	$(777)	$9,580
Foreign government obligations	63	13	1	(12)	63
Asset-backed and collateralized	4,181	535	(10)	(572)	4,154
Preferred stocks	1,192	40	7	(31)	1,194
U.S. government obligations	1,684	147	(2)	(137)	1,696

Total	$16,715	$1,583	$82	$(1,529)	$16,687

*	The cumulative decrease in carrying value of securities available for sale and related hedges as a result of marking to market such securities net of hedging transactions was $18 million at December 31, 2003.

FORM 10-K : 81

American International Group, Inc. and Subsidiaries

8.	Investment Information (continued)

The amortized cost and estimated market values of securities available for sale at December 31, 2003, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Market
(in millions)	Cost	Value

Securities available for sale:
Due in one year or less	$2,104	$2,106
Due after one year through five years	2,385	2,382
Due after five years through ten years	1,976	1,985
Due after ten years	4,824	4,814
Asset-backed and collateralized	4,443	4,427

Total securities available for sale	$15,732	$15,714

     Only an insignificant amount of securities available for sale were below investment grade at December 31, 2003.

     (j) Finance Receivables: Finance receivables, net of unearned finance charges, were as follows:

Years Ended December 31, (in millions)	2003	2002	2001

Real estate loans	$11,654	$9,819	$7,980
Non-real estate loans	3,162	3,138	3,288
Credit card loans	1,091	1,215	1,091
Retail sales finance	1,966	1,888	1,845
Other loans	189	274	283

Total finance receivables	18,062	16,334	14,487
Allowance for losses	(453)	(477)	(532)

Finance receivables, net	$17,609	$15,857	$13,955

9.	Debt Outstanding

At December 31, 2003, AIG’s borrowings were $7.7 billion after reflecting amounts not guaranteed by AIG, amounts that were matched borrowings under AIGFP’s obligations of guaranteed investment agreements (GIAs) and matched notes and bonds payable. The following table summarizes borrowings outstanding at December 31, 2003:

(in millions)

Remaining borrowings of AIG	$7,650
Borrowings not guaranteed by AIG(a)	39,002
AIGFP:
GIAs	15,337
Matched notes and bonds payable	15,289

Total debt	77,278
Commercial paper	(5,938)
VIE debt(b)	(784)

Total debt, excluding commercial paper and VIE	$70,556

(a)	Includes commercial paper not guaranteed by AIG.
(b)	Represents borrowings of VIE’s required to be consolidated under the provisions of FIN 46R.

FORM 10-K : 82

NOTES TO FINANCIAL STATEMENTS (continued)

9.	Debt Outstanding (continued)

Total debt, excluding commercial paper of $5.9 billion and VIE debt of $784 million, at December 31, 2003 is shown below with year of payment due in each of the next five years and thereafter.

(in millions)	Total	2004	2005	2006	2007	2008	Thereafter

Borrowings under obligations of GIAs	$15,337	$4,504	$1,266	$459	$246	$506	$8,356

Medium term notes:
AGF(a)	9,714	1,899	1,423	2,454	1,313	541	2,084
ILFC(a)	5,960	1,548	1,793	923	488	566	642
AIG	791	24	555	23	165	–	24

Total	16,465	3,471	3,771	3,400	1,966	1,107	2,750

Notes and bonds payable:
AIGFP	16,203	10,021	593	672	425	361	4,131
ILFC(a):
Notes	11,320	1,864	1,451	1,728	2,204	1,635	2,438
Export credit facility(b)	1,800	284	284	284	284	284	380
Bank financings	1,311	14	14	714	64	10	495

Total ILFC	14,431	2,162	1,749	2,726	2,552	1,929	3,313

AGF(a)	1,739	790	465	–	109	–	375
AIG:
Term notes	1,500	–	–	–	–	500	1,000
Zero coupon notes	177	177	–	–	–	–	–
Zero coupon convertible debt	1,030	–	–	–	–	–	1,030
SAI	434	–	–	–	100	73	261

Total AIG	3,141	177	–	–	100	573	2,291

AGC	1,244	150	298	–	–	–	796

Total	36,758	13,300	3,105	3,398	3,186	2,863	10,906

Loans and mortgages payable:
AIGCFG(a)	624	622	2	–	–	–	–
AIG	337	17	1	1	225	–	93
ILFC(a)(c)	143	101	42	–	–	–	–
AIG Finance (Hong Kong) Limited (a)	165	73	63	25	–	–	4

Total	1,269	813	108	26	225	–	97

Other subsidiaries(a)	727	298	4	89	–	54	282

Total	$70,556	$22,386	$8,254	$7,372	$5,623	$4,530	$22,391

(a)	AIG does not guarantee these borrowings.

(b)	Reflects future minimum payment for ILFC’s borrowing under the Export Credit Facility.

(c)	Capital lease obligations.

     At December 31, 2003, long-term borrowings were $54.11 billion and short-term borrowings were $22.38 billion, excluding $784 million with respect to debt of VIE’s required to be consolidated under the provisions of FIN 46R debt. Long-term borrowings includes commercial paper and excludes that portion of long-term debt maturing in less than one year.

     (a) Commercial Paper: At December 31, 2003, the commercial paper issued and outstanding was as follows:

		Unamortized		Weighted	Weighted
	Net	Discount		Average	Average
	Book	and Accrued	Face	Interest	Maturity
(dollars in millions)	Value	Interest	Amount	Rate	in Days

ILFC	$1,575	$1	$1,576	1.07%	12
AGF	2,877	1	2,878	1.06	22
Funding	1,223	1	1,224	1.05	25
AIGCCC – Taiwan*	250	–	250	1.80	29
AIGF – Taiwan*	13	–	13	1.22	115

Total	$5,938	$3	$5,941	–	–

*	Issued in Taiwan N.T. dollars at prevailing local interest rates.

     At December 31, 2003, AIG did not guarantee the commercial paper of any of its subsidiaries other than Funding.

FORM 10-K : 83

American International Group, Inc. and Subsidiaries

9.	Debt Outstanding (continued)

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

     Funds received from GIA borrowings are invested in a diversified portfolio of securities and derivative transactions. At December 31, 2003, the market value of securities pledged as collateral with respect to these obligations approximated $5.3 billion.

     (c) Medium Term Notes Payable:

     (i) Medium Term Notes Payable Issued by AGF: AGF’s Medium Term Notes are unsecured obligations which generally may not be redeemed by AGF prior to maturity and bear interest at either fixed rates set by AGF at issuance or variable rates determined by reference to an interest rate or other formula.

     As of December 31, 2003, notes aggregating $9.71 billion were outstanding with maturity dates ranging from 2004 to 2013 at interest rates ranging from 1.16 percent to 7.50 percent. To the extent deemed appropriate, AGF may enter into swap transactions to reduce its effective borrowing rates with respect to these notes.

     (ii) Medium Term Notes Payable Issued by ILFC: ILFC’s Medium Term Notes are unsecured obligations which may not be redeemed by ILFC prior to maturity.

     As of December 31, 2003, notes aggregating $5.96 billion were outstanding with maturity dates from 2004 to 2011 at interest rates ranging from 1.39 percent to 8.26 percent. These notes provide for a single principal payment at the maturity of each note.

     (iii) Medium Term Notes Payable Issued by AIG: AIG’s Medium Term Notes are unsecured obligations which generally may not be redeemed by AIG prior to maturity and bear interest at either fixed rates set by AIG at issuance or variable rates determined by reference to an interest rate or other formula.

An analysis of AIG’s Medium Term Notes for the year ended December 31, 2003 was as follows:

(in millions)	AIG	SAI	Total

Balance December 31, 2002	$851	$147	$998
Matured during year	(137)	(25)	(162)
Redeemed during year	(45)	–	(45)

Balance December 31, 2003	$669	$122	$791

     The interest rates on AIG’s Medium Term Notes range from 0.50 percent to 3.25 percent. To the extent deemed appropriate, AIG may enter into swap transactions to reduce its effective borrowing rates with respect to these notes.

     At December 31, 2003, Medium Term Notes originally issued by SunAmerica, Inc. (SAI), which was merged into AIG on January 1, 1999, aggregating $122 million had maturity dates ranging from 2004 to 2026 at interest rates ranging from 6.43 percent to 7.34 percent.

     During 2000, AIG issued $210 million of equity-linked Medium Term Notes due May 15, 2007. These notes accrue interest at the rate of 0.50 percent and the total return on these notes is linked to the appreciation in market value of AIG’s common stock. The notes may be redeemed, at the option of AIG, as a whole but not in part, at any time on or after May 15, 2003. In conjunction with the issuance of these notes, AIG entered into a series of swap transactions which effectively converted its interest expense to a fixed rate of 7.17 percent until May 15, 2003 and 0.50 percent thereafter and transferred the equity appreciation exposure to a third party for the life of the notes. AIG is exposed to credit risk with respect to the counterparties to these swap transactions. During 2003, $45 million of these notes were redeemed.

     At December 31, 2003, AIG had $140 million of debt securities registered and available for issuance from time to time.

     (d) Notes and Bonds Payable:

     (i) Notes and Bonds Payable Issued by AIGFP: At December 31, 2003, AIGFP’s notes and bonds outstanding, the proceeds of which are invested in a segregated portfolio of securities available for sale, were as follows:

Range of			U.S. Dollar
Maturities		Range of	Carrying
(dollars in millions)	Currency	Interest Rates	Value

2004 - 2033	U.S. dollar	0.40 - 10.50%	$8,011
2004 - 2026	United Kingdom pound	4.16 - 7.46	2,690
2004 - 2042	Euro	0.74 - 10.15	3,002
2004 - 2008	New Zealand dollar	4.29 - 8.35	745
2004 - 2033	Japanese yen	0.05 - 8.32	1,384
2005 - 2007	Australian dollar	1.00 - 3.30	26
2013	Swiss francs	1.38	58
2004	Canadian dollar	2.72	287

Total			$16,203

     AIG guarantees all of AIGFP’s debt.

     (ii) Notes Issued by ILFC: ILFC’s unsecured obligations may not be redeemed prior to maturity.

     As of December 31, 2003, notes aggregating $11.32 billion were outstanding with maturity dates from 2004 to 2013 and interest rates ranging from 2.95 percent to 8.38 percent. Notes aggregating $0.63 billion are at floating interest rates

FORM 10-K : 84

NOTES TO FINANCIAL STATEMENTS (continued)

9.	Debt Outstanding (continued)

and the remainder are at fixed rates. These notes provide for a single principal payment at maturity.

     ILFC had $11.08 billion of debt securities registered for public sale at December 31, 2003. During 2003, $6.09 billion of debt securities were issued. During the second quarter of 2003, ILFC increased its Euro Medium Term Note Program from $4.0 billion to $5.0 billion, under which $3.39 billion in notes were sold through December 31, 2003. ILFC has substantially eliminated the currency exposure arising from foreign-currency-denominated notes by either hedging the notes through swaps, or through the offset provided by operating lease payments. ILFC translates the debt into U.S. dollars using current exchange rates. The foreign exchange adjustment for the foreign-currency-denominated notes was $697 million at December 31, 2003. Notes issued under this program are included in Notes and Bonds Payable in the accompanying table of borrowings.

     ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these borrowings depending on the delivery date of the aircraft. At December 31, 2003, ILFC had $1.8 billion outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. Borrowings with respect to this facility are included in Notes and Bonds Payable.

     During 2003, ILFC entered into various bank financings for a total funded amount of $1.3 billion. The financings mature through 2009. One tranche of one of the loans totaling $410 million was funded in Japanese yen and swapped to US dollars. The interest rates are LIBOR based and ranged from 0.375 percent to 1.625 percent at December 31, 2003.

     AIG does not guarantee any of the debt obligations of ILFC.

     (iii) Notes and Bonds Payable Issued by AGF: As of December 31, 2003, AGF notes aggregating $1.74 billion were outstanding with maturity dates ranging from 2004 to 2010 at interest rates ranging from 1.26 percent to 8.45 percent. These notes provide for a single principal payment at maturity.

     In 2003, AGF increased its shelf registration statement by $7.5 billion. AGF had $9.1 billion of debt securities registered and available for issuance at December 31, 2003. AGF uses the proceeds from the issuance of notes and bonds for the funding of its finance receivables.

     AIG does not guarantee any of the debt obligations of AGF.

     (iv) Notes, Bonds and Debentures Issued by AIG:

         (A) Zero Coupon Notes: On October 1, 1984, AIG issued Eurodollar zero coupon notes in the aggregate principal amount at stated maturity of $750 million. The notes were offered at 12 percent of principal amount at stated maturity, bear no interest and are due August 15, 2004. The net proceeds to AIG from the issuance were $86 million. The notes are redeemable at any time in whole or in part at the option of AIG at 100 percent of their principal amount at stated maturity. The notes are also redeemable at the option of AIG or bearer notes may be redeemed at the option of the holder in the event of certain changes involving taxation in the United States at a price of 89.88 percent after August 15, 2003, of the principal amount at stated maturity together with accrued amortization of original issue discount from the preceding August 15. During 2003 and 2002, no notes were repurchased. At December 31, 2003, the notes outstanding after prior purchases had a face value of $189 million, an unamortized discount of $12 million and a net book value of $177 million. The amortization of the original issue discount was recorded as interest expense.

         (B) Zero Coupon Convertible Senior Debentures: On November 9, 2001, AIG issued zero coupon convertible senior debentures in the aggregate principal amount at stated maturity of $1.52 billion. The notes were offered at 65.8 percent of principal amount at stated maturity, bear no interest unless contingent interest becomes payable under certain conditions and are due November 9, 2031. The net proceeds to AIG were $990 million. Commencing January 1, 2002, holders may convert the debentures into shares of AIG common stock at a conversion rate of 6.0627 shares per $1,000 principal amount of debentures on any day if AIG’s common stock price exceeds 120 percent of the conversion price on the last trading day of the preceding fiscal quarter for a set period of time, and after September 30, 2031, on any day if AIG’s common stock price exceeds such amount for one day, subject to certain restrictions. The debentures are redeemable by AIG on or after November 9, 2006 at specified redemption prices. Holders may require AIG to repurchase the debentures at specified repurchase prices on November 9, 2006, 2011, 2016, 2021 and 2026. At December 31, 2003, the debentures outstanding had a face value of $1.52 billion, unamortized discount of $489 million and a net book value of $1.03 billion. The amortization of the original issue discount was recorded as a component of other income (deductions) – net.

         (C) Notes and Debentures Issued by SAI: As of December 31, 2003, notes and debentures originally issued by SAI aggregating $434 million (net of amortized discount of $41 million) were outstanding with maturity dates from 2007 to 2097 at interest rates ranging from 5.60 percent to 9.95 percent.

FORM 10-K : 85

American International Group, Inc. and Subsidiaries

9.	Debt Outstanding (continued)

         (D) Term Notes: On May 15, 2003, AIG sold $1.5 billion principal amount of notes in a Rule 144A/Regulation S offering, $500 million of which bear interest at a rate of 2.875 percent per annum and mature in 2008 and $1.0 billion of which bear interest at a rate of 4.250 percent per annum and mature in 2013. The notes are senior unsecured obligations of AIG and rank equally with all of AIG’s other senior debt outstanding.

     (v) Notes and Bonds Payable Issued by AGC: As of December 31, 2003, AGC notes aggregating $1.24 billion were outstanding with maturity dates ranging from 2004 to 2029 at interest rates ranging up to 7.75 percent.

     As of November 2001, AIG guaranteed the notes and bonds of AGC. During 2002, AGC issued $200 million in notes which matured in March 2003.

     (e) Loans and Mortgages Payable: Loans and mortgages payable at December 31, 2003, consisted of the following:

		Collateralized
	Uncollateralized	Loans and
	Loans	Mortgages
(in millions)	Payable	Payable

ILFC	$–	$143
AIG Finance (Hong Kong) Limited	165	–
AIGCFG	624	–
AIG	276	61
Other subsidiaries	334	393

Total	$1,399	$597

     At December 31, 2003, ILFC’s capital lease obligations were $143 million. Fixed interest rates with respect to these obligations range from 6.18 percent to 6.89 percent; variable rates are referenced to LIBOR. These obligations mature through 2005. The flight equipment associated with the capital lease obligations had a net book value of $824 million.

At December 31, 2003, the maturity schedule for ILFC’s capital lease obligations was as follows:

(in millions)

2004	$109
2005	43

Total minimum lease obligations	152
Less amount representing interest	9

Present value of net minimum capital lease obligations	$143

     (f) Revolving Credit Facilities: AIG and Funding are parties to unsecured syndicated revolving credit facilities (collectively, the Facility) aggregating $2.75 billion. The Facility consists of $1.375 billion in a short-term revolving credit facility and $1.375 billion in a five year revolving credit facility. The Facility can be used for general corporate purposes and also to provide backup for AIG’s commercial paper programs administered by Funding. There are currently no borrowings outstanding under the Facility, nor were any borrowings outstanding as of December 31, 2003.

     AGF is a party to unsecured syndicated revolving credit facilities aggregating $3.0 billion. The facilities consist of $1.5 billion in a short-term revolving credit facility and $1.5 billion in a five year revolving credit facility, which support AGF’s commercial paper borrowings. There are currently no borrowings under these facilities, nor were any borrowings outstanding as of December 31, 2003.

     ILFC is a party to unsecured syndicated revolving credit facilities aggregating $4.2 billion at December 31, 2003. The facilities are used to support ILFC’s maturing debt and other obligations and consist of $3.15 billion in a short-term revolving credit facility and $1.05 billion in a three year revolving credit facility. There are currently no borrowings under these facilities, nor were any borrowings outstanding as of December 31, 2003.

     (g) Interest Expense for All Indebtedness: Total interest expense for all indebtedness, net of capitalized interest, aggregated $4.08 billion in 2003, $3.57 billion in 2002 and $3.97 billion in 2001. Capitalized interest was $52 million in 2003, $61 million in 2002 and $71 million in 2001. Cash distributions on the preferred shareholders’ equity in subsidiary companies of ILFC and certain AIG SunAmerica, AGC and HSB subsidiaries are accounted for as interest expense in the consolidated statement of income. The cash distributions for ILFC were approximately $4 million, $5 million and $15 million for the years ended December 31, 2003, 2002 and 2001, respectively. The cash distributions for the AIG SunAmerica subsidiaries were approximately $1 million, $8 million and $46 million for the years ended December 31, 2003, 2002 and 2001, respectively. The cash distributions for AGC subsidiaries were approximately $128 million, $129 million and $153 million for the years ended December 31, 2003, 2002 and 2001, respectively.

10.	Preferred Shareholders’ Equity in Subsidiary Companies

At December 31, 2002, Preferred shareholders’ equity in subsidiary companies included preferred stocks and interests issued by subsidiaries of AGC, HSB, ILFC and AIG SunAmerica. The AIG SunAmerica preferred stock, which was redeemed in March 2003, consisted of $350 million liquidation amount of Non-Voting Preferred Interests issued by its subsidiary, Total Return LLC.

     At September 30, 2003, AIG implemented the provisions of FASB 150. As a result, certain preferred instruments previously classified on AIG’s consolidated balance sheet as “Preferred shareholders’ equity in subsidiary companies” is now

FORM 10-K : 86

NOTES TO FINANCIAL STATEMENTS (continued)

10.	Preferred Shareholders’ Equity in Subsidiary Companies (continued)

classified in the liability caption entitled “Preferred shareholders’ equity in subsidiary companies subject to mandatory redemption.” (See also Note 1 herein.)

     (a) Preferred Shareholders’ Equity in Subsidiary Companies Subject to Mandatory Redemption: At December 31, 2003, Preferred shareholders’ equity in subsidiary companies subject to mandatory redemption represent preferred stocks issued by certain AGC and HSB subsidiaries.

     (i) AGC: The preferred stock has been issued by five subsidiary trusts (the subsidiaries). The sole assets of these subsidiaries are Junior Subordinated Debentures (Subordinated Debentures) issued by AGC. These subsidiaries have no independent operations. The Subordinated Debentures are eliminated in consolidation.

     The interest terms and payment dates of the Subordinated Debentures held by the subsidiaries correspond to those of the subsidiaries’ preferred securities. AGC’s obligations under the Subordinated Debentures and related agreements, when taken together, constitute a full and unconditional guarantee by AGC of payments due on the preferred securities. The Subordinated Debentures are redeemable, under certain conditions, at the option of AGC on a proportionate basis.

     The preferred stock consists of $100 million liquidation value of 8.05 percent preferred stock issued by American General Capital III in December 2000, $300 million liquidation value of 8.5 percent preferred stock issued by American General Capital II in June 2000, $200 million liquidation value of 7.875 percent preferred stock issued by American General Capital I in September 1999, $500 million liquidation value of 8.125 percent preferred stock issued by American General Institutional Capital B in March 1997, and $500 million liquidation value of 7.57 percent preferred stock issued by American General Institutional Capital A in December 1996.

     (ii) HSB: The preferred stock consists of $95 million liquidation value of Exchange Capital Securities issued in July 1997 by HSB Capital I, a statutory business trust wholly owned by HSB. The sole assets of HSB Capital I are invested in debt securities of HSB. The capital securities accrue and pay quarterly cash distributions at a variable rate equal to 90 day LIBOR plus 0.91 percent of the stated liquidation amount of $1,000 per capital security, which rate was 2.06 percent at December 31, 2003. The capital securities are not redeemable prior to July 15, 2007 and are mandatorily redeemable upon the maturity of the debt securities on July 15, 2027 or the earlier redemption of the debt securities. AIG has issued a guarantee of the obligations of HSB, which together with the terms of the debt securities, the guarantee of
HSB with respect to the capital securities, the indenture and the trust agreement with respect to the trust provide a full and unconditional guarantee of payments due on the capital securities. The trust is accounted for as a wholly owned subsidiary of AIG. The debt securities issued to the trust and the common securities issued by the trust to HSB are eliminated in the consolidated balance sheet.

     (b) Preferred shareholders’ equity in subsidiary companies: As of December 31, 2003, Preferred shareholders’ equity in subsidiary companies represents preferred stocks issued by ILFC and AIG Edison Life, wholly owned subsidiaries of AIG.

     At December 31, 2003, the preferred stock consists of 1,000 shares of market auction preferred stock (“MAPS”) in two series (Series A and B) of 500 shares each. Each of the MAPS shares has a liquidation value of $100,000 per share and is not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every seven weeks (49 days) on the basis of orders placed in an auction. ILFC repurchased all of the shares of five additional series for their liquidation value in the fourth quarter of 2001 and a sixth in the first six months of 2002. No gains or losses were recognized. During 2001, ILFC extended the term of the Series A to five years at a dividend rate of 5.90 percent. At December 31, 2003, the dividend rate for Series B was 1.54 percent.

11. Shareholders’ Equity

(a) AIG parent depends on its subsidiaries for cash flow in the form of loans, advances and dividends. AIG’s insurance subsidiaries are subject to regulatory restrictions on the amount of dividends which can be remitted to AIG parent. These restrictions vary by state. For example, unless permitted by the New York Superintendent of Insurance, general insurance companies domiciled in New York may not pay dividends to shareholders which in any twelve month period exceed the lesser of 10 percent of the company’s statutory policyholders’ surplus or 100 percent of its “adjusted net investment income”, as defined. Generally, less severe restrictions applicable to both General and Life Insurance companies exist in most of the other states in which AIG’s insurance subsidiaries are domiciled. Certain foreign jurisdictions have restrictions which generally cause only a temporary delay in the remittance of dividends. There are also various local restrictions limiting cash loans and advances to AIG by its subsidiaries. Largely as a result of the restrictions, approximately 71 percent of consolidated shareholders’ equity was restricted from immediate transfer to AIG parent at December 31, 2003.

     (b) At December 31, 2003, there were 6,000,000 shares of AIG’s $5 par value serial preferred stock authorized, issuable in series, none of which were outstanding.

FORM 10-K : 87

American International Group, Inc. and Subsidiaries

11.	Shareholders’ Equity (continued)

(c) The common stock activity for the three years ended December 31, 2003 was as follows:

	2003	2002	2001

Shares outstanding at beginning of year	2,609,600,831	2,615,431,999	2,622,605,925
Acquired during the year	(3,899,991)	(10,959,815)	(14,690,943)
Issued pursuant to performance stock unit obligations	–	–	580,843
Issued under stock plans	2,699,584	4,633,631	6,718,336
Issued in connection with acquisitions	–	176,076	510,684
Issued under contractual obligations	46,622	318,940	297,715
Other(a)	–	–	(590,561)

Shares outstanding at end of year	2,608,447,046	2,609,600,831	2,615,431,999

(a)	Primarily adjustment of shares applicable to AGC benefit plans.

12.	Commitments and Contingent Liabilities

In the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.

     (a) AIG and certain of its subsidiaries become parties to derivative financial instruments with market risk resulting from both dealer and end user activities and to reduce currency, interest rate, equity and commodity exposures. These instruments are carried at their estimated fair values in the consolidated balance sheet. The vast majority of AIG’s derivative activity is transacted by Capital Markets. (See also Note 21 herein.)

     (b) Securities sold, but not yet purchased and spot commodities sold but not yet purchased represent obligations of Capital Markets operations to deliver specified securities and spot commodities at their contracted prices, and thereby record a liability to repurchase the securities and spot commodities in the market at prevailing prices.

     AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and AIGTG arising from transactions entered into by AIGFP and AIGTG. Net revenues for the twelve months ended December 31, 2003, 2002 and 2001 from Capital Markets operations were $1.85 billion, $1.54 billion and $1.35 billion, respectively.

     (c) At December 31, 2003, ILFC had committed to purchase 463 new and used aircraft deliverable from 2004 through 2010 at an estimated aggregate purchase price of $26.2 billion and had options to purchase 11 new aircraft deliverable from 2004 through 2008 at an estimated aggregate purchase price of $705 million. ILFC will be required to find customers for any aircraft acquired, and it must arrange financing for portions of the purchase price of such equipment.

     (d) AIG and its subsidiaries, in common with the insurance industry in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. AIG does not believe that such litigation will have a material effect on its operating results and financial condition. However, the recent trend of increasing jury awards and settlements makes it somewhat more difficult to assess the ultimate outcome of such litigation.

     AIG continues to receive claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites (hereinafter collectively referred to as environmental claims) and indemnity claims asserting injuries from asbestos. Estimation of asbestos and environmental claims loss reserves is a difficult process, as these claims, which emanate from policies written in 1984 and prior years, cannot be estimated by conventional reserving techniques. Asbestos and environmental claims development is affected by factors such as inconsistent court resolutions, the broadening of the intent of policies and scope of coverage and increasing number of new claims. AIG, together with other industry members, has and will continue to litigate the broadening judicial interpretation of policy coverage and the liability issues. If the courts continue in the future to expand the intent of the policies and the scope of the coverage, as they have in the past, additional liabilities would emerge for amounts in excess of reserves held. This emergence cannot now be reasonably estimated, but could have a material impact on AIG’s future operating results. The reserves carried for these claims as at December 31, 2003 ($2.02 billion gross; $669 million net) are believed to be adequate as these reserves are based on known facts and current law.

FORM 10-K : 88

NOTES TO FINANCIAL STATEMENTS (continued)

12.	Commitments and Contingent Liabilities (continued)

     (e) SAI Deferred Compensation Holdings, Inc., a wholly-owned subsidiary of AIG, has established a deferred compensation plan for registered representatives of certain AIG subsidiaries, pursuant to which participants have the opportunity to invest deferred commissions and fees on a notional basis. The value of the deferred compensation fluctuates with the value of the deferred investment alternatives chosen. AIG has provided a full and unconditional guarantee of the obligations of SAI Deferred Compensation Holdings, Inc. to pay the deferred compensation under the plan.

13.	Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (FAS 107) requires disclosure of fair value information about financial instruments, as defined therein, for which it is practicable to estimate such fair value. In the measurement of the fair value of certain financial instruments, where quoted market prices are not available, other valuation techniques are utilized. These fair value estimates are derived using internally developed valuation methodologies based on available and observable market information. FAS 107 excludes certain financial instruments, including those related to insurance contracts.

     The following methods and assumptions were used by AIG in estimating the fair value of the financial instruments presented:

     Cash and short-term investments: The carrying amounts approximate fair values.

     Fixed maturity securities: Fair values were generally based upon quoted market prices. For certain fixed maturity securities for which market prices were not readily available, fair values were estimated using values obtained from independent pricing services. No other fair valuation techniques were applied to these securities as AIG believes it would have to expend excessive costs for the benefits derived.

     Equity securities: Fair values were based upon quoted market prices.

     Mortgage loans on real estate, policy and collateral loans: Where practical, the fair values of loans on real estate and collateral loans were estimated using discounted cash flow calculations based upon AIG’s current incremental lending rates for similar type loans. The fair values of the policy loans were not calculated as AIG believes it would have to expend excessive costs for the benefits derived.

     Trading assets and trading liabilities: Fair values approximate the carrying values.

     Finance receivables: Fair values were estimated using discounted cash flow calculations based upon the weighted average rates currently being offered for similar finance receivables.

     Securities available for sale: Fair values were based on quoted market prices. For securities and related hedges for which market prices were not readily available, fair values were estimated using quoted market prices of comparable investments.

     Securities lending collateral and securities lending payable: The contract values of these financial instruments approximate fair value.

     Trading securities: Fair values were based on current market value where available. For securities for which market values were not readily available, fair values were estimated using quoted market prices of comparable investments.

     Spot commodities: Fair values were based on current market prices.

     Unrealized gains and losses on interest rate and currency swaps, options and forward transactions: Fair values were based on the use of valuation models that utilize, among other things, current interest, foreign exchange and volatility rates, as applicable.

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

     Policyholders’ contract deposits: Fair values were estimated using discounted cash flow calculations based upon interest rates currently being offered for similar contracts with maturities consistent with those remaining for the contracts being valued.

     GIAs: Fair values of AIG’s obligations under investment type agreements were estimated using discounted cash flow calculations based on interest rates currently being offered for similar agreements with maturities consistent with those remaining for the agreements being valued.

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

FORM 10-K : 89

American International Group, Inc. and Subsidiaries

13.	Fair Value of Financial Instruments (continued)

     Commercial paper: The carrying amount approximates fair value.

     Notes, bonds, loans and mortgages: Where practical, the fair values of these obligations were estimated using discounted cash flow calculations based upon AIG’s current incremental borrowing rates for similar types of borrowings with maturities consistent with those remaining for the debt being valued.

The carrying values and fair values of AIG’s financial instruments at December 31, 2003 and 2002 and the average fair values with respect to derivative positions during 2003 and 2002 were as follows:

	2003			2002

			Average			Average
	Carrying	Fair	Fair	Carrying	Fair	Fair
(in millions)	Value	Value	Value	Value	Value	Value

Assets:
Fixed maturities	$309,254	$309,390	$–	$243,366	$243,366	$–
Equity securities	9,584	9,584	–	7,066	7,066	–
Mortgage loans on real estate, policy and collateral loans	21,249	22,089	–	19,928	21,244	–
Securities available for sale	15,714	15,714	16,731	16,687	16,687	16,796
Trading securities	3,300	3,300	4,933	4,146	4,146	5,071
Spot commodities	250	250	448	489	489	431
Unrealized gain on interest rate and currency swaps, options and forward transactions	21,599	21,599	17,458	15,376	15,376	13,112
Trading assets	2,548	2,548	3,722	4,786	4,786	4,769
Securities purchased under agreements to resell	28,170	28,170	–	25,661	25,661	–
Finance receivables, net of allowance	17,609	18,122	–	15,857	15,888	–
Securities lending collateral	30,195	30,195	–	23,694	23,694	–
Other invested assets	16,787	16,787	–	12,680	12,680	–
Short-term investments	8,914	8,914	–	6,993	6,993	–
Cash	922	922	–	1,165	1,165	–
Liabilities:
Policyholders’ contract deposits	171,989	169,408	–	142,160	143,519	–
Borrowings under obligations of guaranteed investment agreements	15,337	17,113	–	14,850	17,256	–
Securities sold under agreements to repurchase	14,810	14,810	–	9,162	9,162	–
Trading liabilities	6,153	6,153	4,457	3,825	3,825	3,856
Securities and spot commodities sold but not yet purchased	5,458	5,458	8,403	11,765	11,765	9,103
Unrealized loss on interest rate and currency swaps, options and forward transactions	15,268	15,268	12,819	11,265	11,265	9,842
Trust deposits and deposits due to banks and other depositors	3,491	3,671	–	2,987	3,045	–
Commercial paper	5,938	5,938	–	9,112	9,112	–
Notes, bonds, loans and mortgages payable	56,003	57,977	–	47,923	49,071	–

14.	Stock Compensation Plans

At December 31, 2003, AIG had three types of stock-based compensation plans: (i) a stock option plan; (ii) an incentive stock plan under which restricted stock units had been issued; and (iii) an employee stock purchase plan.

     Effective January 1, 2003, AIG adopted the recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123). This statement establishes the financial accounting and reporting standards for stock-based employee compensation plans, such as AIG’s stock purchase plan, stock option plan and stock incentive plan. Under the recognition provisions of FAS 123, costs with respect to stock compensation are measured using the fair value of the shares subscribed or granted as at the date of grant recognized ratably over the vesting period. Such fair value is derived through an option pricing model.

     Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FASB Statement No. 123” (FAS 148) was issued in 2002. This statement amended FAS 123 and provides alternative methods of transition for a voluntary change to the recognition provisions of FAS 123. Also, FAS 148 amended certain of the disclosure requirements of FAS 123.

FORM 10-K : 90

NOTES TO FINANCIAL STATEMENTS (continued)

14.	Stock Compensation Plans (continued)

     AIG has elected the “Prospective Method” in the application of the recognition provisions as prescribed by FAS 123. Such method provides for the recognition of the fair value with respect to stock-based compensation for shares subscribed for or granted on or after January 1, 2003.

     Prior to adoption of the recognition provisions of FAS 123, as amended, AIG recognized stock compensation in accordance with the provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees”. Shares subscribed for or granted prior to January 1, 2003 will continue to be accounted for pursuant to APB Opinion No. 25.

With respect to net income for December 31, 2003, 2002 and 2001, the following table provides a pro forma reconciliation as if AIG had adopted the recognition provisions of FAS 123 at its inception:

(in millions except per share amounts)	2003	2002	2001

Net income, as reported	$9,274	$5,519	$5,363
Actual stock-based compensation recognized, net of tax	16	–	–

	9,290	5,519	5,363

Pro forma stock-based compensation, net of tax	56	55	137
Actual stock-based compensation recognized, net of tax	16	–	–

Net income, pro forma	$9,218	$5,464	$5,226

Earnings per common share:
Basic:
Net income, as reported	$3.55	$2.11	$2.05
Stock-based compensation, net of tax	(0.02)	(0.03)	(0.06)

Net income, pro forma	$3.53	$2.08	$1.99

Diluted:
Net income, as reported	$3.53	$2.10	$2.02
Stock-based compensation, net of tax	(0.02)	(0.03)	(0.05)

Net income, pro forma	$3.51	$2.07	$1.97

Average shares outstanding:
Basic	2,610	2,612	2,621
Diluted	2,628	2,634	2,650

     At December 31, 2002, AIG changed its option-pricing model from the Black-Scholes model to a binomial model (AIG model) that takes possible early exercise of options into account. The AIG model uses AIG’s forfeiture and exercise historical experiences to determine the option value. It also takes into account the illiquid nature of employee options, which the Black-Scholes model does not consider. For these reasons, AIG believes that the AIG model provides a fair value that is more representative of actual historic experience than the value calculated in previous years.

     The fair values with respect to 2001 were recalculated using the AIG model. The pro forma recognition of such fair value had insignificant impact on the pro forma amounts disclosed above.

     The fair values of stock options granted during the three years ended December 31, 2003, 2002, and 2001 were $179 million, $140 million and $195 million, respectively, including $90 million in fair value in 2001 with respect to shares granted in connection with the AGC acquisition.

     The following weighted average assumptions were used for stock options granted in 2003, 2002 and 2001, respectively: dividend yields of 0.32 percent, 0.26 percent and 0.19 percent; expected volatilities of 34.0 percent, 34.0 percent and 32.0 percent; risk-free interest rates of 3.57 percent, 4.33 percent and 4.85 percent; and expected terms of 7 years in each year.

     Also included in the above table is the compensation expense with respect to AIG’s employee stock purchase plan. The fair value calculated was derived by using the AIG model. The pro forma recognition of such fair value had an insignificant impact on the pro forma amounts disclosed above.

     The fair values of purchase privileges granted during the years ended December 31, 2003, 2002 and 2001 were $12 million, $8 million and $12 million, respectively. The weighted average fair values per share of those purchase rights granted in 2003, 2002 and 2001 were $11.64, $12.42 and $17.69, respectively. The fair value of each purchase right was derived at the date of the subscription using the AIG model.

     The following weighted average assumptions were used for purchase privileges granted in 2003, 2002 and 2001, respectively: dividend yields of 0.32 percent, 0.26 percent and 0.19 percent; expected volatilities of 34.0 percent, 34.0 percent and 32.0 percent; risk-free interest rates of 1.10 percent, 1.26 percent and 3.17 percent; and expected terms of 1 year.

FORM 10-K : 91

American International Group, Inc. and Subsidiaries

14.	Stock Compensation Plans (continued)

     (a) Stock Option Plan: The AIG 1999 Stock Option Plan, as amended (the 1999 Plan), provides that options to purchase a maximum of 45,000,000 shares of common stock can be granted to certain key employees and members of the Board of Directors at prices not less than fair market value at the date of grant. The 1999 Plan limits the maximum number of shares as to which stock options may be granted to any employee in any one year to 900,000 shares. Options granted under this Plan expire not more than 10 years from the date of the grant. Options with respect to 25,000 shares, 25,000 shares, 27,500 shares and 25,000 shares were granted to nonemployee members of the Board of Directors on May 14, 2003, February 10, 2003, May 15, 2002 and May 16, 2001, respectively. These options become exercisable on the first anniversary of the date of grant, expire 10 years from the date of grant and do not qualify for Incentive Stock Option Treatment under the Section 422 of the Internal Revenue Code (ISO Treatment). The 1999 Plan, and the options previously granted thereunder, were approved by the shareholders at the 2000 Annual Meeting of Shareholders, and certain amendments were approved at the 2003 Annual Meeting of Shareholders. At December 31, 2003, 25,800,857 shares were reserved for future grants under the 1999 Plan. The 1999 Plan superseded the 1991 employee stock option plan (the 1991 Plan) and the previously superseded 1987 employee stock option plan (the 1987 Plan), although outstanding options granted under the 1991 Plan continue in force until exercise or expiration. At December 31, 2003, there were 27,607,998 shares reserved for issuance under the 1999 Plan and the 1991 Plan.

     During 2003 and 2002, AIG granted options with respect to 137,300 shares and 356,034 shares, respectively, which become exercisable on the fifth anniversary of the date of grant and expire 10 years from the date of grant. These options do not qualify for ISO Treatment. The agreements with respect to all other options granted to employees under these plans in 2003 and 2002 provide that 25 percent of the options granted become exercisable on the anniversary of the date of grant in each of the four years following that grant and expire 10 years from the date of the grant. As of December 31, 2003, outstanding options granted with respect to 13,709,768 shares qualified for ISO Treatment.

     At January 1, 1999, the merger date, SunAmerica Inc. had five stock-based compensation plans pursuant to which options, restricted stock and deferred share and share unit obligations had been issued and remained outstanding. Options granted under these plans had an exercise price equal to the market price on the date of grant, had a maximum term of ten years and generally became exercisable ratably over a five-year period. Substantially all of the SunAmerica Inc. options outstanding at the merger date became fully vested on that date and were converted into options to purchase AIG common stock at the exchange ratio of 0.855 shares of AIG common stock for each share of SunAmerica Inc. common stock. No further options can be granted under the SunAmerica Inc. plans, but outstanding options so converted continue in force until exercise or expiration. At December 31, 2003, there were 17,449,772 shares of AIG common stock reserved for issuance on exercise of options under these plans. None of these options qualified for ISO Treatment as of December 31, 2003.

     During 2003, 2002 and 2001, deferred share and share unit obligations with respect to 1,895 shares, 1,895 shares and 19,930 shares, respectively, of AIG common stock vested and were issued. No additional deferred share or share unit obligations may be granted under the SunAmerica plans. As of December 31, 2003, deferred share and share unit obligations with respect to 63,764 shares remained outstanding under the SunAmerica plans.

     The AIG Board of Directors has construed the AIG stock option plans to allow deferral of delivery of AIG shares otherwise deliverable upon the exercise of an option to a date or dates specified by the optionee upon the request of an optionee. During 2003, options with respect to 495,787 shares were exercised with delivery deferred. At December 31, 2003, optionees had made valid elections to defer delivery of 3,397,999 shares of AIG common stock upon exercise of options expiring during 2004. In addition, nonemployee directors of AIG made valid elections to defer delivery of 63,280 shares and 42,186 shares of AIG common stock upon exercise of options expiring during 2004 and 2005, respectively.

     As a result of the acquisition of HSB in November 2000, HSB options outstanding at the acquisition date were fully vested and were converted into options to purchase AIG common stock at the exchange ratio of 0.4178 shares of AIG common stock for each share of HSB common stock. No further options can be granted under the HSB option plans, but outstanding options so converted continue in force until exercise or expiration. At December 31, 2003, there were 1,204,153 shares of AIG common stock reserved for issuance under the HSB option plans, none of which qualified for ISO Treatment.

FORM 10-K : 92

NOTES TO FINANCIAL STATEMENTS (continued)

14.	Stock Compensation Plans (continued)

     At August 29, 2001, AGC had stock-based compensation plans pursuant to which options and restricted share units had been issued and remained outstanding. Options granted under these plans had an exercise price equal to the market price on the date of the grant, had a maximum term of ten years and generally became exercisable ratably over a three-year period. All of the AGC options outstanding at the acquisition date became fully vested on that date and were converted into options to purchase AIG common stock at an exchange ratio of 0.5790 shares of AIG common stock for each share of AGC common stock. No further options can be granted under the AGC plans, but outstanding options so converted continue in force until exercise or expiration. At December 31, 2003, there were 12,991,243 shares of AIG common stock reserved for issuance on exercise of options under these plans. Options with respect to 1,676,633 of these shares qualified for ISO Treatment as of December 31, 2003.

Additional information with respect to AIG’s plans at December 31, 2003, and changes for the three years then ended, were as follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Shares Under Option:
Outstanding at beginning of year	54,214,016	$45.63	54,295,320	$42.68	53,271,164 *	$37.30
Granted	8,602,909	56.15	5,683,324	66.17	8,771,982	71.56
Exercised	(2,182,680)	22.69	(4,242,718)	35.04	(6,209,008)	41.16
Exercised, delivery deferred	(495,787)	8.46	(590,048)	6.60	(847,128)	3.76
Forfeited	(885,292)	66.37	(931,862)	72.29	(691,690)	55.55

Outstanding at end of year	59,253,166	$48.00	54,214,016	$45.63	54,295,320	$42.68

Options exercisable at year-end	43,397,566	$42.17	43,978,843	$39.30	47,346,372	$37.39

Weighted average fair value per share of options granted		$20.86		$24.65		$22.25

*	Includes 15,100,013 outstanding shares of AGC options.

     In addition, at December 31, 2003, options to purchase 358,594 shares at a weighted average exercise price of $20.31 had been previously granted to AIG nonemployee directors and remained outstanding.

Information about stock options outstanding at December 31, 2003, is summarized as follows:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
	Outstanding	Contractual Life	Price	Exercisable	Price

Range of Exercise Prices:
$ 5.27 – 17.78	9,502,399	1.7 years	$10.54	9,502,399	$10.54
18.96 – 27.63	6,238,801	3.1 years	24.34	6,238,801	24.34
30.44 – 38.23	6,038,108	4.5 years	36.76	6,038,108	36.76
41.23 – 48.70	5,163,970	8.1 years	46.84	1,285,391	46.39
50.19 – 59.99	10,190,586	5.4 years	55.54	10,074,423	55.52
60.13 – 69.63	14,190,463	8.4 years	63.27	6,526,557	63.70
70.33 – 100.57	7,928,839	7.2 years	83.81	3,731,887	86.16

	59,253,166		$48.00	43,397,566	$42.17

     (b) 2002 Stock Incentive Plan: AIG’s 2002 Stock Incentive Plan was adopted at its 2002 shareholders’ meeting and amended and restated by the AIG Board of Directors on September 18, 2002. This plan provides that equity-based or equity-related awards with respect to shares of common stock can be issued to officers, employees or members of the Board of Directors of AIG in any year up to a maximum of that number of shares equal to (a) 1,000,000 shares plus (b) the number of shares available but not issued in the prior calendar year. Under the Plan, no grantee may receive awards covering more than 250,000 shares of common stock. During 2003 and 2002, AIG granted restricted stock units (RSUs) relating to 222,974 shares and 171,215 shares of common stock to employees, respectively. These RSUs will vest on the fourth anniversary of the date of grant assuming continued employment through such date. AIG reserves the right to make payment for the RSUs in shares of common stock or the cash equivalent on the date of vesting. At December 31, 2003, there were 16,610,361 shares of common stock reserved for issuance in connection with future grants of awards under the Plan.

     (c) Performance-Based Restricted Stock Units: During 2002 and 2001, AIG issued performance-based restricted stock units with respect to 4,783 shares and 124,365 shares,

FORM 10-K : 93

American International Group, Inc. and Subsidiaries

14.	Stock Compensation Plans (continued)

respectively, of AIG common stock in connection with contractual obligations as a result of the AGC acquisition.

     (d) Employee Stock Purchase Plan: AIG’s 1996 Employee Stock Purchase Plan, as amended and approved by AIG shareholders in 2003 (the 1996 Plan), provides that eligible employees (those employed at least one year) may receive privileges to purchase up to an aggregate of 10,000,000 shares of AIG common stock, at a price equal to 85 percent of the fair market value on the date of the grant of the purchase privilege. Purchase privileges are granted annually and are limited to the number of whole shares that can be purchased by an amount equal to 10 percent of an employee’s annual salary or $10,000, whichever is less. There were 516,904 shares, 274,442 shares and 503,847 shares issued under the 1996 plan at weighted average prices of $48.03, $70.76 and $62.02 for the years ended December 31, 2003, 2002 and 2001, respectively. The excess or deficit of the proceeds over the par value or cost of the common stock issued was credited or charged to additional paid-in capital.

     As of December 31, 2003, there were 915,827 shares of common stock subscribed to at a weighted average price of $46.13 per share pursuant to grants of privileges under the 1996 plan. There were 5,033,850 shares available for the grant of future purchase privileges under the 1996 plan at December 31, 2003.

 15. Employee Benefits

(a) Pension Plans: Employees of AIG, its subsidiaries and certain affiliated companies, including employees in foreign countries, are generally covered under various funded and insured pension plans. Eligibility for participation in the various plans is based on either completion of a specified period of continuous service or date of hire, subject to age limitations.

     AIG’s U.S. retirement plan is a qualified, noncontributory, defined benefit plan which is subject to the provisions of the Employee Retirement Income Security Act of 1974. All employees of AIG and most of its subsidiaries and affiliates who are regularly employed in the United States, including certain U.S. citizens employed abroad on a U.S. dollar payroll, and who have attained age 21 and completed twelve months of continuous service are eligible to participate in this plan. An employee with 5 or more years of service is entitled to pension benefits beginning at normal retirement at age 65. Benefits are based upon a percentage of average final compensation multiplied by years of credited service limited to 44 years of credited service. The average final compensation is subject to certain limitations. The employee may elect certain options with respect to their receipt of their pension benefits including a joint and survivor annuity. An employee with 10 or more years of service may retire early from age 55 to 64. An early retirement factor is applied resulting in a reduced benefit. If an employee terminates with less than 5 years of service, such employee forfeits the right to receive any pension benefits accumulated to that time. Annual funding requirements are determined based on the “projected unit credit” cost method, which attributes a pro rata portion of the total projected benefit payable at normal retirement to each year of credited service.

     The HSB retirement plan was merged into the AIG U.S. retirement plan effective April 1, 2001. The AGC retirement plan was merged into the AIG U.S. retirement plan effective January 1, 2002. Employees who participated in the HSB retirement plan prior to April 1, 2001 are entitled to benefits based on the terms and formulas of that plan. Benefits for AGC participants were changed effective January 1, 2003 to be substantially similar to the AIG U.S. retirement plan benefits subject to grandfathering requirements.

     AIG SunAmerica employees began participation and accruing benefits in the AIG plan on January 1, 2003. Vesting with respect to AIG SunAmerica employees in the AIG plan begins on the later of January 1, 1999 or the date of hire.

     21st Century Insurance Group sponsors its own benefit plans for its eligible employees. Assets, obligations and costs with respect to 21st Century’s plans are included herein. The assumptions used in its plans were not significantly different from those used by AIG in AIG’s U.S. plans.

     The AIG Excess Retirement Income Plan provides a benefit equal to the reduction in benefits payable under the AIG U.S. retirement plan as a result of federal tax limitations on compensation and benefits payable thereunder. AIG has adopted a Supplemental Executive Retirement Plan (Supplemental Plan) to provide additional retirement benefits to designated executives and key employees. Under the Supplemental Plan, an annual benefit accrues at a percentage of final average pay multiplied by each year of credited service, not greater than 60 percent of final average pay, reduced by any benefits from the current and any predecessor retirement plans (including the AIG Excess Retirement Income Plan and any comparable plans), Social Security, if any, and from any qualified pension plan of prior employers. Currently, each of these plans are unfunded. AGC and HSB have adopted similar supplemental type plans. These plans are also unfunded.

     Eligibility for participation in the various non-U.S. retirement plans is either based on completion of a specified period of continuous service or date of hire, subject to age limitation. Where non-U.S. retirement plans are defined benefit plans, they are generally based on the employees’ years of credited service and average compensation in the years preceding retirement.

FORM 10-K : 94

NOTES TO FINANCIAL STATEMENTS (continued)

 15. Employee Benefits (continued)

     (b) Postretirement Plans: In addition to AIG’s defined benefit pension plan, AIG and its subsidiaries provide a postretirement benefit program for medical care and life insurance, domestically and in certain foreign countries. Eligibility in the various plans is generally based upon completion of a specified period of eligible service and attaining a specified age. Benefits vary by geographic location.

     AIG’s U.S. postretirement medical and life insurance benefits are based upon the employee electing immediate retirement and having a minimum of ten years of service. Retirees who were age 65 by May 1, 1989 and their dependents participate in the medical plan at no cost. Employees who retired after May 1, 1989 and prior to January 1, 1993 pay the active employee premium if under age 65 and 50 percent of the active employee premium if over age 65. Retiree contributions are subject to adjustment annually. Other cost sharing features of the medical plan include deductibles, coinsurance and Medicare coordination and a lifetime maximum benefit of $2.0 million. The maximum life insurance benefit prior to age 70 is $32,500, with a maximum of $25,000 thereafter.

     Effective January 1, 1993, both plans’ provisions were amended. Employees who retire after January 1, 1993 are required to pay the actual cost of the medical benefits premium reduced by a credit of a certain amount, based on years of service at retirement. The amount of this credit is subject to change. The life insurance benefit varies by age at retirement from $5,000 for retirement at ages 55 through 59; $10,000 for retirement at ages 60 through 64 and $15,000 for retirement at ages 65 and over.

     (c) Voluntary Savings Plans: AIG sponsors a voluntary savings plan for domestic employees (the AIG 401(k) plan), which, during the three years ended December 31, 2003, provided for salary reduction contributions by employees and matching contributions by AIG of up to 7 percent of annual salary depending on the employees’ years of service. Contributions were funded currently.

     AGC sponsored a voluntary savings plan for its employees (the AGC 401(k) plan), which was merged into the AIG 401(k) plan on January 1, 2003.

     HSB sponsored a voluntary savings plan for its employees (the HSB 401(k) plan), which provided for salary reduction contributions by employees and matching contributions by HSB of up to 6 percent of annual salary. The HSB voluntary savings plan merged into the AIG voluntary savings plan on January 1, 2002. Contributions were funded currently.

     AIG SunAmerica sponsored a voluntary savings plan for its employees (the SunAmerica 401(k) plan), which was merged into the AIG 401(k) plan on January 1, 2003. Under an Executive Savings Plan, designated AIG SunAmerica executives also could defer up to 90 percent of cash compensation and AIG SunAmerica matched 4 percent of the participants’ base salaries deferred. Contributions were funded currently.

     (d) Post Employment Benefits: AIG provides certain benefits to inactive employees who are not retirees. Certain of these benefits are insured and expensed currently; other expenses are provided for currently. Such uninsured expenses include medical and life insurance continuation, and COBRA medical subsidies.

     (e) Benefit Obligations: Accumulated benefit obligations represent the present value of pension benefits earned as of December 31, 2003 based on service and compensation as of December 31, 2003. Projected benefit obligations for defined benefit plans represent the present value of pension benefits earned as of December 31, 2003 projected for estimated pay increases as of an assumed date with respect to retirement, termination, disability or death. Projected benefit obligations for postretirement plans represent the present value of postretirement medical and life insurance benefits deemed earned as of December 31, 2003 projected for estimated pay increases as of an assumed date with respect to retirement, termination, disability or death.

     The accumulated benefit obligations with respect to both non-U.S. and U.S. pension benefit plans as of December 31, 2003 and 2002 were as follows:

(in millions)	2003	2002

Non-U.S. pension benefit plans	$1,243	$967
U.S. pension benefit plans	$2,252	$1,845

FORM 10-K : 95

American International Group, Inc. and Subsidiaries

 15. Employee Benefits (continued)

The following table sets forth the change in the projected benefit obligation of the defined benefit pension plans, including the supplemental plans, and postretirement benefit plans as of December 31, 2003 and 2002:

	Pension			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(in millions)	Plans	Plans*	Total	Plans	Plans	Total

2003
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,071	$2,146	$3,217	$16	$238	$254
Service cost	52	79	131	1	4	5
Interest cost	33	151	184	1	15	16
Participant contributions	4	–	4	–	–	–
Actuarial loss	139	277	416	(3)	5	2
Plan amendments and mergers	34	27	61	–	–	–
Benefits paid:
AIG assets	(41)	(7)	(48)	–	(15)	(15)
Plan assets	(25)	(71)	(96)	–	–	–
Effect of foreign currency fluctuation	107	–	107	1	–	1
Other	(26)	–	(26)	–	–	–

Benefit obligation at end of year	$1,348	$2,602	$3,950	$16	$247	$263

2002
Change in projected benefit obligation:
Benefit obligation at beginning of year	$958	$1,829	$2,787	$12	$233	$245
Service cost	48	74	122	1	4	5
Interest cost	30	141	171	1	16	17
Participant contributions	6	–	6	–	–	–
Actuarial loss	18	182	200	2	24	26
Plan amendments and mergers	(20)	3	(17)	–	(19)	(19)
Benefits paid:
AIG assets	(33)	(13)	(46)	–	(20)	(20)
Plan assets	(31)	(68)	(99)	–	–	–
Effect of foreign currency fluctuation	111	–	111	–	–	–
Other	(16)	(2)	(18)	–	–	–

Benefit obligation at end of year	$1,071	$2,146	$3,217	$16	$238	$254

*	Includes excess retirement income type plans and supplemental executive type plans.

The weighted average assumptions used to determine the benefit obligations at December 31, 2003 and 2002 were as follows:

	Pension		Postretirement

	Non-U.S.	U.S.	Non-U.S.	U.S.
	Plans	Plans	Plans	Plans

2003
Discount rate	2.00 - 8.00%	6.00%	5.50 - 6.00%	6.00%
Rate of compensation increase	1.50 - 7.00%	4.25%	5.50%	4.25%
2002
Discount rate	2.50 - 8.00%	6.75%	5.50 - 6.75%	6.75%
Rate of compensation increase	2.00 - 7.00%	4.50%	5.50%	4.50%

FORM 10-K : 96

NOTES TO FINANCIAL STATEMENTS (continued)

 15. Employee Benefits (continued)

     The benefit obligations outside the United States reflect those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.

     A 10.0 percent annual rate of increase in the per capita cost of covered healthcare benefits for AIG’s U.S. plans will be assumed for 2004. This rate is assumed to decrease gradually to 5.0 percent through 2009 and remain at that level thereafter.

     The assumed range for 2004 with respect to the annual rates of increase in the per capita cost of covered healthcare benefits of AIG’s non-U.S. plans is 8.0 to 9.5 percent. These rates are assumed to decrease gradually to 5.0 percent after 3 to 9 years and remain at that level thereafter.

A one percent point change in the assumed healthcare cost trend rate would have the following effect on AIG’s postretirement benefit obligations at December 31, 2003:

One Percentage Point

(in millions)	Increase	Decrease

Non-U.S. plans	$3	$2
U.S. plans	$5	$5

     (f) Funded Status: The funded status of the AIG defined benefit plans is a comparison of the pension benefit obligations to the assets related to the respective plan, if any. The difference between the two represents amounts that have been appropriately recognized as expenses in prior periods or represent amounts that will be recognized as expenses in the future.

FORM 10-K : 97

American International Group, Inc. and Subsidiaries

 15. Employee Benefits (continued)

The following table sets forth the funded status of the plans, reconciled to the amount reported on the consolidated balance sheet at December 31, 2003 and 2002:

	Pension			Postretirement(b)

	Non-U.S.	U.S.		Non-U.S.	U.S.
(in millions)	Plans(a)	Plans	Total	Plans	Plans	Total

2003
Fair value of plan assets	$591	$2,124	$2,715	$–	$–	$–
Less projected benefit obligations	1,348	2,602	3,950	16	247	263

Funded status	(757)	(478)	(1,235)	(16)	(247)	(263)
Amounts not yet recognized:
Actuarial (gain)/loss	281	830	1,111	–	52	52
Prior service cost	(14)	44	30	–	(45)	(45)
Transition obligations	3	–	3	–	–	–

Net amount recognized	$(487)	$396	$(91)	$(16)	$(240)	$(256)

Composition of net amount recognized:
Prepaid benefit cost	$2	$550	$552	$–	$–	$–
Accrued benefit cost	(756)	(185)	(941)	(16)	(240)	(256)
Intangible asset	9	5	14	–	–	–
Accumulated other comprehensive income	258	26	284	–	–	–

Net amount recognized	$(487)	$396	$(91)	$(16)	$(240)	$(256)

2002
Fair value of plan assets	$479	$1,697	$2,176	$–	$–	$–
Less projected benefit obligations	1,071	2,146	3,217	16	238	254

Funded status	(592)	(449)	(1,041)	(16)	(238)	(254)
Amounts not yet recognized:
Actuarial (gains)/loss	189	809	998	–	48	48
Prior service cost	(15)	20	5	–	(52)	(52)
Transition obligations	5	1	6	–	–	–

Net amount recognized	$(413)	$381	$(32)	$(16)	$(242)	$(258)

Composition of net amount recognized:
Prepaid benefit cost	$2	$520	$522	$–	$–	$–
Accrued benefit cost	(583)	(162)	(745)	(16)	(242)	(258)
Intangible asset	7	5	12	–	–	–
Accumulated other comprehensive income	161	18	179	–	–	–

Net amount recognized	$(413)	$381	$(32)	$(16)	$(242)	$(258)

(a)	A significant portion of these plans, particularly those in Japan, are not required by local regulation to be funded currently.

(b)	AIG does not currently fund postretirement benefits.

Defined benefit pension plan obligations where the projected benefit obligation was in excess of the related plan assets at December 31, 2003 and 2002 were as follows:

	2003		2002

	Non-U.S.	U.S.	Non-U.S.	U.S.
(in millions)	Plans	Plans	Plans	Plans

Projected benefit obligation	$1,324	$2,602	$1,063	$2,146
Accumulated benefit obligation	1,222	2,252	962	1,846
Fair value of plan assets	554	2,124	471	1,697

FORM 10-K : 98

NOTES TO FINANCIAL STATEMENTS (continued)

 15. Employee Benefits (continued)

Defined benefit pension plan obligations where the accumulated benefit obligation was in excess of the related plan assets at December 31, 2003 and 2002 were as follows:

	2003		2002

	Non-U.S.	U.S.	Non-U.S.	U.S.
(in millions)	Plans	Plans	Plans	Plans

Projected benefit obligation	$1,308	$227	$1,063	$193
Accumulated benefit obligation	1,215	192	962	163
Fair value of plan assets	542	9	471	8

     (g) Plan Assets: AIG has excluded certain information with respect to foreign pension plan assets. Such information is not required to be disclosed until AIG fully adopts FASB 132 (revised) at year-end 2004.

The following table sets forth the change in plan assets as at December 31, 2003 and 2002:

	Pension			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total

2003 Change in plan assets:
Fair value of plan assets at beginning of year	$479	$1,697	$2,176	$–	$–	$–
Actual return on plan assets net of expenses	65	340	405	–	–	–
AIG contributions	60	165	225	–	15	15
Participant contributions	4	–	4	–	–	–
Benefits paid:
AIG assets	(41)	(7)	(48)	–	(15)	(15)
Plan assets	(25)	(71)	(96)	–	–	–
Effect of foreign currency fluctuation	49	–	49	–	–	–

Fair value of plan assets at end of year	$591	$2,124	$2,715	$–	$–	$–

2002 Change in plan assets:
Fair value of plan assets at beginning of year	$455	$1,930	$2,385	$–	$–	$–
Actual return on plan assets net of expenses	(22)	(234)	(256)	–	–	–
AIG contributions	57	82	139	–	20	20
Participant contributions	6	–	6	–	–	–
Benefits paid:
AIG assets	(33)	(13)	(46)	–	(20)	(20)
Plan assets	(31)	(68)	(99)	–	–	–
Effect of foreign currency fluctuation	53	–	53	–	–	–
Other	(6)	–	(6)	–	–	–

Fair value of plan assets at end of year	$479	$1,697	$2,176	$–	$–	$–

The asset allocation percentage by major asset class for AIG’s U.S. plan at December 31, 2003 and 2002, and the target allocation for 2004 follows:

		Allocation

	Target	Actual	Actual
	2004	2003	2002

Asset class:
Equity securities	50 - 70%	62%	60%
Debt securities	30 - 50	38	40

Total		100%	100%

     Included in equity securities at December 31, 2003 and 2002 were 1.2 million shares of AIG common stock, with values of $80.0 million and $69.9 million, respectively.

     The investment strategy with respect to AIG U.S. pension plan assets is to preserve capital and to seek investment returns with a goal of fully funding the plan.

     The expected rate of return with respect to AIG’s domestic pension plan was 8.75 percent and 9.00 percent for the twelve months ended December 31, 2003 and 2002, respectively. These rates of return are an aggregation of expected returns within each asset category. The return with respect to each asset class considers both historical returns and the future expectations for such returns.

FORM 10-K : 99

American International Group, Inc. and Subsidiaries

 15. Employee Benefits (continued)

     (h) Expected Cash Flows: With respect to the U.S. pension plan, the actuarially prepared funding amount ranges from the minimum amount AIG would be required to contribute to the maximum amount that would be deductible for U.S. tax purposes. This range is generally not determined until the fourth quarter with respect to the contribution year. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible under the Internal Revenue Code. Supplemental and excess plans’ payments and postretirement plan payments are deductible when paid.

     AIG expects to contribute approximately $100 million during 2004 to its U.S. pension plan, depending on the actuarially calculated funding requirements of such plan and pending Congressional legislation.

The expected future benefit payments, net of participants’ contributions with respect to the U.S. pension plans and other postretirement benefit plans are as follows:

(in millions)	Pension	Postretirement

2004	$92	$16
2005	98	16
2006	104	16
2007	109	16
2008	116	16
2009-2013	690	84

(i) Net Periodic Benefit Costs: The following table presents the components of the net periodic benefit costs with respect to pensions and other benefits for the years ended December 31, 2003, 2002 and 2001:

	Pensions			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total

2003
Components of net period benefit cost:
Service cost	$52	$79	$131	$1	$4	$5
Interest cost	33	151	184	1	15	16
Expected return on assets	(18)	(145)	(163)	–	–	–
Amortization of prior service cost	(3)	4	1	–	(6)	(6)
Amortization of transitional liability	2	1	3	–	–	–
Recognized actuarial loss	19	61	80	–	1	1
Other	(26)	–	(26)	–	–	–

Net period benefit cost	$59	$151	$210	$2	$14	$16

2002
Components of net period benefit cost:
Service cost	$48	$74	$122	$1	$4	$5
Interest cost	30	141	171	1	16	17
Expected return on assets	(19)	(176)	(195)	–	–	–
Amortization of prior service cost	–	2	2	–	(6)	(6)
Amortization of transitional liability	2	1	3	–	–	–
Recognized actuarial loss	15	3	18	–	–	–
Other	(10)	3	(7)	–	1	1

Net period benefit cost	$66	$48	$114	$2	$15	$17

2001
Components of net period benefit cost:
Service cost	$38	$70	$108	$1	$4	$5
Interest cost	25	127	152	–	16	16
Expected return on assets	(16)	(204)	(220)	–	–	–
Amortization of prior service cost	2	3	5	–	(4)	(4)
Amortization of transitional liability	2	1	3	–	–	–
Recognized actuarial loss	5	2	7	–	–	–
Other	(7)	18	11	–	–	–

Net period benefit cost	$49	$17	$66	$1	$16	$17

FORM 10-K : 100

NOTES TO FINANCIAL STATEMENTS (continued)

 15. Employee Benefits (continued)

The weighted average assumptions used to determine the net periodic pension costs for the years ended December 31, 2003, 2002 and 2001 were as follows:

	Pension		Postretirement

	Non-U.S.	U.S.	Non-U.S.	U.S.
(in millions)	Plans*	Plans	Plans*	Plans

2003
Discount rate	2.00 - 8.00%	6.75%	5.50 - 6.00%	6.75%
Rate of compensation increase	1.50 - 7.00%	4.50%	5.50%	4.50%
Expected return on assets	3.00 - 10.00%	8.75%	N/A	N/A
2002
Discount rate	2.50 - 10.00%	7.50%	6.00 - 7.25%	7.50%
Rate of compensation increase	2.00 - 8.00%	5.00%	6.00%	5.00%
Expected return on assets	3.00 - 13.00%	9.00%	N/A	N/A
2001
Discount rate	2.50 - 10.00%	7.50%	7.00 - 7.50%	7.50%
Rate of compensation	2.00 - 8.00%	5.00%	7.00%	5.00%
Expected return on assets	3.00 - 13.00%	9.00%	N/A	N/A

*	The benefit obligations outside the United States reflect those assumptions that were most appropriate for each local economic environment of the subsidiaries providing such benefits.

     AIG’s postretirement plans provide benefits primarily in the form of defined employer contributions as opposed to defined employer benefits. As such, a change in the assumed healthcare cost trend rate has little effect on postretirement expense.

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

     Participation in the SICO Plan by any person, and the amount of such participation, is at the sole discretion of SICO’s Board of Directors, and none of the costs of the various benefits provided under such plan is paid by or charged to AIG. The SICO Plan provides that shares currently owned by SICO may be set aside by SICO for the benefit of the participant and distributed upon retirement. The SICO Board of Directors may permit an early payout of units under certain circumstances. Prior to payout, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant’s voluntary termination of employment with AIG prior to normal retirement age. In addition, SICO’s Board of Directors may elect to pay a participant cash in lieu of shares of AIG common stock. If the expenses of the SICO Plan had been reflected by AIG, the pretax amounts accrued would have been $129.6 million, $49.4 million and $55.7 million for 2003, 2002 and 2001, respectively.

FORM 10-K : 101

American International Group, Inc. and Subsidiaries

17.	Leases

(a) AIG and its subsidiaries occupy leased space in many locations under various long-term leases and have entered into various leases covering the long-term use of data processing equipment.

At December 31, 2003, the future minimum lease payments under operating leases were as follows:

(in millions)

2004	$483
2005	366
2006	267
2007	207
2008	177
Remaining years after 2008	909

Total	$2,409

     Rent expense approximated $524 million, $503 million and $472 million for the years ended December 31, 2003, 2002 and 2001 respectively.

(b) Minimum future rental income on noncancelable operating leases of flight equipment which have been delivered at December 31, 2003 was as follows:

(in millions)

2004	$2,498
2005	2,214
2006	1,819
2007	1,488
2008	1,130
Remaining years after 2008	2,746

Total	$11,895

     Flight equipment is leased, under operating leases, with remaining terms ranging from one to 15 years.

18.	Ownership and Transactions With Related Parties

(a) Ownership: The directors and officers of AIG, together with C.V. Starr & Co., Inc. (Starr), a private holding company, The Starr Foundation and Starr International Company, Inc. (SICO), a private holding company, owned or otherwise controlled approximately 20 percent of the voting stock of AIG at December 31, 2003. Five directors of AIG also serve as directors of Starr and SICO.

     (b) Transactions with Related Parties: During the ordinary course of business, AIG and its subsidiaries pay commissions to Starr and its subsidiaries for the production and management of insurance business. There are no significant receivables from/payables to related parties at December 31, 2003. Payment for the production of insurance business to Starr aggregated approximately $173 million in 2003, $114 million in 2002 and $87 million in 2001, from which Starr generally is required to pay commissions due originating brokers and its operating expenses. AIG also received approximately $24 million in 2003, $17 million in 2002 and $14 million in 2001 from Starr and paid approximately $114,000 in 2003, $352,000 in 2002 and $320,000 in 2001 to Starr in rental fees and $262,000 for services in 2003, 2002 and 2001. AIG also received approximately $2 million in 2003 and $3 million in 2002 and $4 million in 2001, respectively, from SICO and paid approximately $1 million in each of the years 2003, 2002 and 2001 to SICO as reimbursement for services rendered at cost. AIG also paid to SICO $4 million in 2003, $5 million in 2002, and $4 million in 2001 in rental fees.

19.	Acquisition, Restructuring and Related Charges

During the third quarter of 2001, AGC was acquired and consolidated into AIG; charges in connection with this acquisition totaled $1.36 billion for that quarter. During the second quarter of 2001, AGC incurred $654 million in connection with the termination of its merger agreement with Prudential plc. Thus, in 2001, AIG incurred $2.02 billion of charges in connection with the acquisition of AGC.

     With respect to the charges of $1.36 billion incurred in the third quarter of 2001, approximately $512 million was related to direct costs of the acquisition. Of the $512 million, $85 million was attributable to investment banking, legal and accounting fees. The remaining direct costs of $427 million were related to employee severance and other termination benefits, and other compensation costs related to change in control agreements with AGC executives. The costs were also based in part on a projected elimination of positions, in accordance with AIG’s postbusiness combination plans, which were intended to enhance the effectiveness and efficiency of the combined operations.

FORM 10-K : 102

NOTES TO FINANCIAL STATEMENTS (continued)

19.	Acquisition, Restructuring and Related Charges (continued)

     Of the total direct costs of $512 million, $445 million have been paid as of December 31, 2003, including approximately $29 million, $111 million and $305 million paid during 2003, 2002 and 2001, respectively. In addition, during 2002, $32 million of liabilities were utilized to absorb other insignificant merger-related expenses. The balance, $35 million, is recorded as a component of “Other Liabilities” as of December 31, 2003.

     With respect to the elimination of positions, 2,287 terminations were included in AIG’s original postbusiness combination plans. As of December 31, 2003, terminations totaled 2,250; including 536, 1,105 and 609 made during 2003, 2002 and 2001, respectively. The remaining 37 terminations are scheduled to occur in 2004, in accordance with AGC’s employee termination program.

     The indirect costs of $851 million represented charges resulting from post-business combination plans, recognizing that certain assets will have no future economic benefit or ability to generate future revenues. Such charges include asset impairments charges related to software, leasehold improvements and certain goodwill. Also included were certain adjustments associated with conforming AGC’s balances to AIG’s existing accounting policies and methodologies. Of the $851 million, $795 million had been applied as of December 31, 2003; including $13 million, $113 million and $669 million in 2003, 2002 and 2001, respectively. The balance, $56 million, remains outstanding and is reflected as a component of “Other Liabilities” as of December 31, 2003.

 20. Special Purpose Vehicles

In January 2003, FASB issued FIN46. FIN46 changes the method of determining whether certain entities should be consolidated in AIG’s consolidated financial statements. An entity is subject to FIN46 and is called a Variable Interest Entity (VIE) if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both. All other entities not considered VIEs are evaluated for consolidation under existing guidance. In December 2003, FASB issued a revision to Interpretation No. 46 (FIN46R).

     The provisions of FIN46R are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which AIG obtains an interest after that date. For VIEs in which AIG holds a variable interest that it acquired before February 1, 2003, FIN46R was applied as of December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIEs would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. In accordance with the transition provisions of FIN46R, AIG recorded a gain of $9 million ($14 million before tax) reported as a cumulative effect of an accounting change for the fourth quarter of 2003 and added approximately $4.7 billion of assets and liabilities in its consolidated balance sheet at December 31, 2003.

     Of the $4.7 billion, approximately $4.2 billion relates to assets and liabilities arising from AIG’s real estate partnerships, principally connected to affordable housing transactions involving AIG SunAmerica subsidiaries, and private equity partnerships managed by AIG Global Investment Group and AIG Capital Partners.

     The remaining approximately $500 million involves ILFC, and arises principally from a sale-leaseback transaction.

     The following VIE activities are not consolidated by AIG under FIN46R:

•	AIG uses VIEs primarily in connection with certain guaranteed investment contract programs (GIC Programs) written by its Life Insurance subsidiaries. In the GIC Programs, AIG’s Life Insurance subsidiaries (principally SunAmerica Life Insurance Company) provide guaranteed investment contracts to VIEs which are not controlled by AIG, and in which AIG does not have a direct variable interest, as defined under FIN 46R, in the entity. The VIE issues notes or bonds which are sold to third party institutional investors. Neither AIG nor the insurance company issuing the GICs has any obligation to the investors in the notes or bonds. The proceeds from the securities issued by the VIE are invested by the VIE in the GICs. The insurance company subsidiaries use their proceeds to invest in a diversified portfolio of securities, primarily investment grade bonds. Both the assets and the liabilities of the insurance companies arising from these GIC Programs are presented in AIG’s consolidated balance sheet. Thus, at December 31, 2003, approximately $36 billion of policyholders’ contract deposits represented liabilities from issuances of GICs included in these GIC Programs, the proceeds of which are used to invest in insurance invested assets.

FORM 10-K : 103

American International Group, Inc. and Subsidiaries

 20. Special Purpose Vehicles (continued)

•	AIG manages Collateralized Bond and Loan Obligation trusts (collectively, Collateralized Debt Obligation trusts or “CDO trusts”). As asset manager, AIG receives fees for management of the assets held in the CDO trust, which support the issuance of securities sold by the CDO trust. AIG may take minority equity and/or fixed-income security interest in the CDO trust. AIG has entered into such arrangements to expand its asset management activities. Third-party investors have recourse only to the CDO trust, and have no recourse to AIG. AIG does not consolidate these CDO trusts, pursuant to FIN46R.

•	AIG’s insurance operations also invest in assets of VIEs. These VIEs are established by unrelated third parties. Investments include collateralized mortgage backed securities and similar securities backed by pools of mortgages, consumer receivables or other assets. The investment in these VIEs allows AIG’s insurance entities to purchase assets permitted by insurance regulations while maximizing their return on these assets. These VIEs are not consolidated by AIG, pursuant to FIN46R.

AIGFP is also involved with various special purpose vehicles that are not considered VIEs but rather are considered voting interest entities and are not governed by FIN46R. AIGFP uses such entities as an integral part of its ongoing operations with respect to specific structured transactions with independent third parties. In most instances, AIGFP controls and manages the assets and liabilities with respect to these entities, subject to certain transaction specific limitations. AIGFP generally consolidates these entities under previously issued GAAP guidance. AIGFP also sponsors a Qualified Special Purpose Vehicle (QSPE) that issues commercial paper and secured liquidity notes to third-party institutional investors. This QSPE uses the proceeds of these offerings to obtain beneficial interests in certain financial assets (total assets of approximately $883 million), which serve as collateral for the securities issued by the QSPE. AIGFP provides credit and liquidity support to the QSPE, which is not consolidated by AIG, pursuant to other guidance (QSPEs are generally not subject to FIN46R).

21.	Derivatives

Derivatives are financial arrangements among two or more parties. The returns of the derivatives are linked to or “derived” from some underlying equity, debt, commodity or other asset, liability, or index. Derivative payments may be based on interest rates and exchange rates and/or prices of certain securities, certain commodities, of financial or commodity indices. These instruments are carried at fair value in the consolidated balance sheet. Collateral is required, at the discretion of AIG, on certain transactions based on the creditworthiness of the counterparty.

     The vast majority of AIG’s derivative activity is transacted by Capital Markets operations. AIGFP and AIGTG become parties to derivative financial instruments in the normal course of business and to reduce currency, interest rate, commodity and equity exposures. Interest rate, currency, commodity and equity risks related to such instruments are reflected in the consolidated financial statements and are carried at a market or a fair value, whichever is appropriate. The recorded estimated fair values of such instruments may be different than the values that might be realized if AIGFP or AIGTG were required to sell or close out the transactions prior to maturity.

FORM 10-K : 104

NOTES TO FINANCIAL STATEMENTS (continued)

21.	Derivatives (continued)

     AIGFP and AIGTG, in the ordinary course of operations and as principal, structure derivative transactions to meet the needs of counterparties who may be seeking to hedge certain aspects of such counterparties’ operations. These companies may also enter into derivative transactions for their own account, primarily to manage risk. Such derivative transactions include interest rate, currency, commodity and equity swaps, swaptions and forward commitments. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. AIGFP and AIGTG typically become a principal in the exchange of interest payments between the parties and, therefore, are exposed to counterparty credit risk and may be exposed to loss, if counterparties default. Currency, commodity and equity swaps are similar to interest rate swaps, but involves the exchange of specific currencies or the cashflows based on the underlying commodity, and equity securities or indices. Also, they may involve the exchange of principal amounts at the beginning and end of the transaction. Swaptions are options where the holder has the right but not the obligation to enter into a swap transaction or cancel an existing swap transaction. At December 31, 2003, the notional principal amount of the sum of the swap pays and receives contracts approximated $1,176.7 billion, primarily related to interest rate swaps of approximately $756.9 billion.

     Notional amounts represents a standard of measurement of the volume of swaps business of Capital Markets operations. Notional amount is not a quantification of market risk or credit risk and is not recorded on the consolidated balance sheet. Notional amounts generally represent those amounts used to calculate contractual cash flows to be exchanged and are not paid or received, except for certain contracts such as currency swaps.

     The timing and the amount of cash flows relating to Capital Markets foreign exchange forwards and exchange traded futures and options contracts are determined by each of the respective contractual agreements.

The following table presents the contractual and notional amounts by maturity and type of derivative of Capital Markets derivatives portfolio at December 31, 2003 and 2002:

	Remaining Life of Notional Amount*

	One	Two Through	Six Through	After Ten	Total	Total
(in millions)	Year	Five Years	Ten Years	Years	2003	2002

Capital Markets interest rate, currency and equity swaps and swaptions:
Notional amount:
Interest rate swaps	$200,822	$388,260	$153,186	$14,668	$756,936	$631,464
Currency swaps	54,135	112,253	54,076	5,758	226,222	185,531
Swaptions and equity swaps	86,635	49,176	34,028	23,675	193,514	186,014

Total	$341,592	$549,689	$241,290	$44,101	$1,176,672	$1,003,009

*	Notional amount is not representative of either market risk or credit risk.

     Futures and forward contracts are contracts that obligate the holder to sell or purchase foreign currencies, commodities or financial indices in which the seller/ purchaser agrees to make/ take delivery at a specified future date of a specified instrument, at a specified price or yield. Options are contracts that allow the holder of the option to purchase or sell the underlying commodity, currency or index at a specified price and within, or at, a specified period of time. As a writer of options, AIGFP generally receives an option premium and then manages the risk of any unfavorable change in the value of the underlying commodity, currency or index by entering into offsetting transactions with third party market participants. Risks arise as a result of movements in current market prices from contracted prices, and the potential inability of the counterparties to meet their obligations under the contracts. At December 31, 2003, the contractual amount of Capital Markets futures, forward and option contracts approximated $250.9 billion.

FORM 10-K : 105

American International Group, Inc. and Subsidiaries

21.	Derivatives (continued)

The following table presents Capital Markets futures, forward and option contracts portfolio by maturity and type of derivative at December 31, 2003 and 2002:

	Remaining Life

	One	Two Through	Six Through	After Ten	Total	Total
(in millions)	Year	Five Years	Ten Years	Years	2003	2002

Futures, forward and options contracts:
Exchange traded futures and options contracts contractual amount	$16,589	$1,134	$117	–	$17,840	$23,859

Over the counter forward contracts contractual amount	$214,829	$14,601	$3,643	–	$233,073	$219,099

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

     In many cases, the credit risk associated with a designated portfolio is tranched into different layers of risk, which are then analyzed and rated by the credit rating agencies. Typically, there will be an equity layer covering the first credit losses in respect of the portfolio up to a specified percentage of the total portfolio, and then successive layers that are rated, generally a BBB-rated layer, an A-rated layer, an AA-rated layer and an AAA-rated layer. In transactions that are rated, the risk layer or tranche that is immediately junior to the threshold level above which AIGFP’s payment obligation would arise is rated AAA by the rating agencies. For that reason, the risk layer assumed by AIGFP with respect to the designated portfolio in these transactions is often called the “super senior” risk layer, defined as the layer of credit risk senior to a risk layer that has been rated AAA by the credit rating agencies or if the transaction is not rated, equivalent thereto. For example, in a transaction with an equity layer covering credit losses from 0 to 2 percent of the total portfolio, a BBB-rated layer covering credit losses from 2 to 4 percent, an A-rated layer from 4 to 6 percent, an AA-rated layer from 6 to 8 percent and a AAA-rated layer from 8 to 11 percent. AIGFP would cover credit losses arising in respect of the portfolio that exceeded an 11 percent first loss threshold amount, and thereby bear risk that is senior to the AAA-rated risk layer.

     AIGFP continually monitors the underlying portfolios to determine whether the credit loss experience for any particular portfolio has caused the likelihood of AIGFP having a payment obligation under the transaction to be super senior risk. AIGFP maintains the ability opportunistically to hedge specific securities in a portfolio and thereby further limit its exposure to loss and has hedged outstanding transactions in this manner on occasion. AIGFP has never had a payment obligation under these credit derivatives transactions. Furthermore, based on portfolio credit losses experienced to date under all outstanding transactions, no transaction has experienced credit losses in an amount that has made the likelihood of AIGFP having to make a payment, in AIGFP’s view, to be greater than remote, even in severe recessionary market scenarios. At December 31, 2003, the notional amount with respect to the Capital Markets credit derivative portfolio was $203.0 billion.

FORM 10-K : 106

NOTES TO FINANCIAL STATEMENTS (continued)

21.	Derivatives (continued)

     AIGFP utilizes various credit enhancements, including letters of credit, guarantees, collateral, credit triggers, credit derivatives and margin agreements to reduce the credit exposure relating to these derivative financial instruments. AIGFP requires credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties and the transaction’s size and maturity. In addition, Capital Markets derivative transactions are generally documented under ISDA Master Agreements. Management believes that such agreements provide for legally enforceable set-off and close out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, AIGFP is permitted to set-off its receivables from a counterparty against its payables to the same counterparty arising out of all included transactions. As a result, the fair value represents the net sum of estimated positive fair values after the application of such strategies, agreements and collateral held. After consideration of these credit enhancements, AIGFP has determined that the fair value of its obligations under all interest rate, currency, commodity and equity swaps, options, swaptions and forward commitments, futures and forward contracts approximated $21.60 billion at December 31, 2003 and $17.38 billion at December 31, 2002. The fair value represents the maximum potential loss to AIGFP.

     AIGFP independently evaluates the creditworthiness of its counterparties, taking into account credit ratings assigned by recognized statistical rating organizations. In addition, AIGFP’s credit approval process involves pre-set counterparty, country and industry credit exposure limits and, for particularly credit intensive transactions, obtaining approval from AIG’s Credit Risk Committee. The average credit rating of Capital Markets operations counterparties as a whole (as measured by AIGFP) is equivalent to AA. The maximum potential loss will increase or decrease during the life of the derivative commitments as a function of maturity and market conditions.

Capital Markets determines counterparty credit quality by reference to ratings from independent rating agencies or, where such ratings are not available, by internal analysis. At December 31, 2003 and 2002, the counterparty credit quality with respect to the fair value of Capital Markets derivatives portfolios were as follows:

	Fair Value

	Total	Total
(in millions)	2003	2002

Counterparty credit quality:
AAA	$9,160	$7,524
AA	6,105	4,493
A	4,601	3,626
BBB	1,127	1,313
Below investment grade	120	98
Exchange traded futures and options(a)	486	328

Total(b)	$21,599	$17,382

(a)	Exchange traded futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.
(b)	The fair values with respect to exchange traded futures and options, forward contracts and purchased over the counter options are presented as a component of trading assets in the accompanying consolidated balance sheet. The fair values with respect to interest rate and currency swaps are presented as a component of unrealized gain on interest rate and currency swaps, options and forward transactions in the accompanying consolidated balance sheet.

At December 31, 2003 and 2002, the counterparty breakdown by industry with respect to the fair value of Capital Markets derivatives portfolio was as follows:

	Fair Value

	Total	Total
(in millions)	2003	2002

Non-U.S. banks	$5,869	$4,237
Insured municipalities	607	925
U.S. industrials	2,024	3,142
Governmental	959	557
Non-U.S. financial service companies	919	579
Non-U.S. industrials	1,952	1,596
Special purpose	4,265	3,252
U.S. banks	623	588
U.S. financial service companies	3,836	2,166
Supranationals	59	12
Exchanges*	486	328

Total	$21,599	$17,382

*	Exchange traded futures and options are not deemed to have significant credit exposures as the exchanges guarantee that every contract will be properly settled on a daily basis.

FORM 10-K : 107

American International Group, Inc. and Subsidiaries

22.	Summary of Quarterly Financial Information Unaudited

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2003 and 2002 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown.

	Three Months Ended

	March 31,		June 30,		September 30,		December 31,

(in millions, except per share amounts)	2003	2002	2003	2002	2003	2002	2003	2002

Revenues	$18,927	$16,137	$19,891	$16,662	$20,306	$17,150	$22,179	$17,533
Net income (loss)	1,954	1,980	2,277	1,801	2,336	1,841	2,707	(103)

Net income per common share:
Basic	$0.75	$0.76	$0.87	$0.69	$0.90	$0.70	$1.03	$(0.04)
Diluted	0.74	0.75	0.87	0.68	0.89	0.70	1.03	(0.03)
Average shares outstanding:
Basic	2,610	2,615	2,610	2,613	2,610	2,610	2,609	2,610
Diluted	2,628	2,641	2,627	2,640	2,628	2,634	2,627	2,633

FORM 10-K : 108

NOTES TO FINANCIAL STATEMENTS (continued)

23.	Information Provided in Connection With Outstanding Debt

The following condensed consolidating financial statements are provided in compliance with Regulation S-X of the Securities and Exchange Commission.

(a) AGC is a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AGC.

American General Corporation (AGC):

Condensed Consolidating Balance Sheet

	American
	International
December 31, 2003	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,865	$–	$524,151	$(10,500)	$515,516
Cash	19	–	903	–	922
Carrying value of subsidiaries and partially owned companies, at equity	71,318	21,434	9,534	(100,858)	1,428
Other assets	2,885	2,602	155,836	(843)	160,480

Total assets	$76,087	$24,036	$690,424	$(112,201)	$678,346

Liabilities:
Insurance liabilities	$358	$–	$357,691	$(31)	$358,018
Debt	3,932	2,824	80,485	(9,963)	77,278
Other liabilities	544	3,849	168,670	(1,458)	171,605

Total liabilities	4,834	6,673	606,846	(11,452)	606,901

Preferred shareholders’ equity in subsidiary companies	–	–	192	–	192
Total shareholders’ equity	71,253	17,363	83,386	(100,749)	71,253

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$76,087	$24,036	$690,424	$(112,201)	$678,346

	American
	International
December 31, 2002	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,208	$–	$428,496	$(6,108)	$423,596
Cash	18	1	1,146	–	1,165
Carrying value of subsidiaries and partially owned companies, at equity	59,003	17,981	12,607	(88,016)	1,575
Other assets	2,450	2,714	130,049	(320)	134,893

Total assets	$62,679	$20,696	$572,298	$(94,444)	$561,229

Liabilities:
Insurance liabilities	$422	$–	$296,474	$(30)	$296,866
Debt	2,606	3,200	72,356	(6,277)	71,885
Other liabilities	548	3,197	127,716	(239)	131,222

Total liabilities	3,576	6,397	496,546	(6,546)	499,973

Preferred shareholders’ equity in subsidiary companies	–	–	2,153	–	2,153
Total shareholders’ equity	59,103	14,299	73,599	(87,898)	59,103

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$62,679	$20,696	$572,298	$(94,444)	$561,229

FORM 10-K : 109

American International Group, Inc. and Subsidiaries

23.	Information Provided in Connection With Outstanding Debt (continued)

Condensed Consolidating Statement of Income

	American
	International
Year Ended December 31, 2003	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Operating income	$559	$–	$14,248	$–	$14,807
Equity in undistributed net income of consolidated subsidiaries	8,163	1,749	–	(9,912)	–
Dividend income from consolidated subsidiaries	1,471	196	–	(1,667)	–
Other	(474)	(98)	(327)	–	(899)
Income taxes (benefits)	445	(23)	3,842	–	4,264
Minority interest	–	–	(379)	–	(379)
Cumulative effect of an accounting change	–	–	9	–	9

Net income (loss)	$9,274	$1,870	$9,709	$(11,579)	$9,274

	American
	International
Year Ended December 31, 2002	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Operating income	$398	$–	$8,403	$–	$8,801
Equity in undistributed net income of consolidated subsidiaries	4,547	1,182	–	(5,729)	–
Dividend income from consolidated subsidiaries	1,644	532	–	(2,176)	–
Other	(905)	(192)	438	–	(659)
Income taxes (benefits)	165	(56)	2,219	–	2,328
Minority interest	–	–	(295)	–	(295)

Net income (loss)	$5,519	$1,578	$6,327	$(7,905)	$5,519

	American
	International
Year Ended December 31, 2001	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Operating income	$368	$–	$10,237	$–	$10,605
Equity in undistributed net income of consolidated subsidiaries	3,340	199	–	(3,539)	–
Dividend income from consolidated subsidiaries	2,236	826	–	(3,062)	–
Other	(204)	(1,525)	(737)	–	(2,466)
Income taxes (benefits)	352	(514)	2,501	–	2,339
Minority interest	–	–	(301)	–	(301)
Cumulative effect of accounting changes	(25)	(49)	(62)	–	(136)

Net income (loss)	$5,363	$(35)	$6,636	$(6,601)	$5,363

FORM 10-K : 110

NOTES TO FINANCIAL STATEMENTS (continued)

23.	Information Provided in Connection With Outstanding Debt (continued)

Condensed Consolidating Statements of Cash Flow

	American
	International
Year Ended December 31, 2003	Group, Inc.	AGC	Other	Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	AIG

Net cash provided by operating activities	$1,222	$1,376	$33,557	$36,155

Cash flows from investing:
Invested assets disposed	(1,272)	–	157,971	156,699
Invested assets acquired	–	–	(214,596)	(214,596)
Acquisitions, net of cash acquired	–	–	(2,091)	(2,091)
Other	(370)	(926)	165	(1,131)

Net cash used in investing activities	(1,642)	(926)	(58,551)	(61,119)

Cash flows from financing activities:
Change in debts	1,288	(376)	3,394	4,306
Other	(691)	(75)	20,627	19,861

Net cash provided by (used in) financing activities	597	(451)	24,021	24,167

Change in cumulative translation adjustment	(176)	–	730	554

Change in cash	1	(1)	(243)	(243)
Cash at beginning of year	18	1	1,146	1,165

Cash at end of year	$19	$–	$903	$922

	American
	International
Year Ended December 31, 2002	Group, Inc.	AGC	Other	Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	AIG

Net cash provided by operating activities	$2,250	$4,054	$12,789	$19,093

Cash flows from investing:
Invested assets disposed	(1,203)	–	148,813	147,610
Invested assets acquired	(83)	–	(193,201)	(193,284)
Other	16	(1,684)	744	(924)

Net cash used in investing activities	(1,270)	(1,684)	(43,644)	(46,598)

Cash flows from financing activities:
Change in debts	68	(2,300)	8,215	5,983
Other	(1,016)	(70)	23,480	22,394

Net cash provided by (used in) financing activities	(948)	(2,370)	31,695	28,377

Change in cumulative translation adjustment	(15)	–	(390)	(405)

Change in cash	17	–	450	467
Cash at beginning of year	1	1	696	698

Cash at end of year	$18	$1	$1,146	$1,165

	American
	International
Year Ended December 31, 2001	Group, Inc.	AGC	Other	Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	AIG

Net cash provided by operating activities	$1,998	$51	$6,752	$8,801

Cash flows from investing:
Invested assets disposed	(879)	–	142,265	141,386
Invested assets acquired	(535)	–	(171,449)	(171,984)
Other	(75)	(276)	(349)	(700)

Net cash used in investing activities	(1,489)	(276)	(29,533)	(31,298)

Cash flows from financing activities:
Change in debts	627	604	10,160	11,391
Other	(1,157)	(381)	13,259	11,721

Net cash provided by (used in) financing activities	(530)	223	23,419	23,112

Change in cumulative translation adjustment	21	–	(460)	(439)

Change in cash	–	(2)	178	176
Cash at beginning of year	1	3	518	522

Cash at end of year	$1	$1	$696	$698

FORM 10-K : 111

American International Group, Inc. and Subsidiaries

23.	Information Provided in Connection With Outstanding Debt (continued)

(b) AIG Liquidity Corp. is a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Liquidity Corp., which commenced operations in 2003.

AIG Liquidity Corp.:

Condensed Consolidating Balance Sheet

	American
	International	AIG
December 31, 2003	Group, Inc.	Liquidity		Other		Consolidated
(in millions)	Guarantor	Corp.		Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,865	$	*	$524,151	$(10,500)	$515,516
Cash	19		*	903	–	922
Carrying value of subsidiaries and partially owned companies, at equity	71,318		–	30,968	(100,858)	1,428
Other assets	2,885		*	158,438	(843)	160,480

Total assets	$76,087	$	*	$714,460	$(112,201)	$678,346

Liabilities:
Insurance liabilities	$358		$–	$357,691	$(31)	$358,018
Debt	3,932		*	83,309	(9,963)	77,278
Other liabilities	544		*	172,519	(1,458)	171,605

Total liabilities	4,834		*	613,519	(11,452)	606,901

Preferred shareholders’ equity in subsidiary companies	–		–	192	–	192
Total shareholders’ equity	71,253		*	100,749	(100,749)	71,253

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$76,087	$	*	$714,460	$(112,201)	$678,346

*	Amounts significantly less than $1 million.

Condensed Consolidating Statement of Income

	American
	International	AIG
Year Ended December 31, 2003	Group, Inc.	Liquidity	Other		Consolidated
(in millions)	Guarantor	Corp.	Subsidiaries	Eliminations	AIG

Operating Income	$559	$ *	$14,248	$–	$14,807
Equity in undistributed net income of consolidated subsidiaries	8,163	–	1,749	(9,912)	–
Dividend income from consolidated subsidiaries	1,471	–	196	(1,667)	–
Other	(474)	–	(425)	–	(899)
Income taxes (benefits)	445	*	3,819	–	4,264
Minority interest	–	–	(379)	–	(379)
Cumulative effect of an accounting change	–	–	9	–	9

Net income (loss)	$9,274	$ *	$11,579	$(11,579)	$9,274

*	Amounts significantly less than $1 million.

Condensed Consolidating Statements of Cash Flow

	American
	International	AIG
Year Ended December 31, 2003	Group, Inc.	Liquidity	Other	Consolidated
(in millions)	Guarantor	Corp.	Subsidiaries	AIG

Net cash provided by operating activities	$1,222	$ *	$34,933	$36,155

Cash flows from investing:
Invested assets disposed	(1,272)	–	157,971	156,699
Invested assets acquired	–	–	(214,596)	(214,596)
Acquisitions, net of cash acquired	–	–	(2,091)	(2,091)
Other	(370)	*	(761)	(1,131)

Net cash used in investing activities	(1,642)	*	(59,477)	(61,119)

Cash flows from financing activities:
Change in debts	1,288	–	3,018	4,306
Other	(691)	*	20,552	19,861

Net cash provided by financing activities	597	*	23,570	24,167

Change in cumulative translation adjustment	(176)	–	730	554

Change in cash	1	*	(244)	(243)
Cash at beginning of year	18	–	1,147	1,165

Cash at end of year	$19	$ *	$903	$922

*	Amounts significantly less than $1 million.

FORM 10-K : 112

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure within the twenty-four months ending December 31, 2003.

ITEM 9A.	Controls and Procedures

AIG’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that AIG files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by AIG in the reports that it files or submits under the Exchange Act is accumulated and communicated to AIG’s management, including AIG’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of AIG’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures provided reasonable assurance of effectiveness as of the end of the period covered by this report. In addition, there has been no change in AIG’s internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Except for the information provided in Part I under the heading “Directors and Executive Officers of the Registrant”, this item, including information regarding AIG’s audit committee and audit committee financial expert and information relating to AIG’s code of ethics that applies to its directors, executive officers and senior financial officers, is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 11.	Executive Compensation

This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

ITEM 14.	Principal Accountant Fees and Services

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

(a) Financial Statements and Exhibits.

     1. Financial Statements and Schedules. See accompanying Index to Financial Statements.

     2. Exhibits. See accompanying Exhibit Index.

(b) Reports on Form 8-K.

     During the three months ended December 31, 2003, there were no Current Reports filed on Form 8-K.

FORM 10-K : 113

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York, on the 15th of March, 2004.

AMERICAN INTERNATIONAL GROUP, INC.

By	/s/ M.R. GREENBERG

(M.R. Greenberg, Chairman and Chief Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints M.R. Greenberg, Martin J. Sullivan and Howard I. Smith, and each of them severally, his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution, to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated on the 15th of March, 2004.

Signature	Title

/s/ M.R. GREENBERG (M.R. Greenberg)	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ HOWARD I. SMITH (Howard I. Smith)	Vice Chairman, Chief Administrative Officer, Chief Financial Officer and Director (Principal Financial Officer)

/s/ MICHAEL J. CASTELLI (Michael J. Castelli)	Vice President and Comptroller (Principal Accounting Officer)

/s/ M. BERNARD AIDINOFF (M. Bernard Aidinoff)	Director

/s/ PEI-YUAN CHIA (Pei-yuan Chia)	Director

/s/ MARSHALL A. COHEN (Marshall A. Cohen)	Director

/s/ WILLIAM S. COHEN (William S. Cohen)	Director

/s/ MARTIN S. FELDSTEIN (Martin S. Feldstein)	Director

/s/ ELLEN V. FUTTER (Ellen V. Futter)	Director

FORM 10-K : II- 1

Signature	Title

/s/ CARLA A. HILLS (Carla A. Hills)	Director

/s/ FRANK J. HOENEMEYER (Frank J. Hoenemeyer)	Director

/s/ RICHARD C. HOLBROOKE (Richard C. Holbrooke)	Director

/s/ MARTIN J. SULLIVAN (Martin J. Sullivan)	Director
/s/ EDMUND S.W. TSE (Edmund S.W. Tse)	Director

/s/ JAY S. WINTROB (Jay S. Wintrob)	Director

/s/ FRANK G. WISNER (Frank G. Wisner)	Director

/s/ FRANK G. ZARB (Frank G. Zarb)	Director

FORM 10-K : II- 2

Schedule I

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS –
OTHER THAN INVESTMENTS IN RELATED PARTIES

At December 31, 2003
(in millions)

			Amount at
			which shown
			in the
	Cost*	Value	Balance Sheet

Fixed maturities:
Bonds:
United States government and government agencies and authorities	$4,923	$5,024	$5,024
States, municipalities and political subdivisions	55,085	56,361	56,226
Foreign governments	42,221	45,014	45,013
Public utilities	16,059	16,935	16,935
All other corporate	178,161	186,056	186,056

Total bonds	296,449	309,390	309,254

Total fixed maturities	296,449	309,390	309,254

Equity securities:
Common stocks:
Public utilities	205	200	200
Banks, trust and insurance companies	969	1,297	1,297
Industrial, miscellaneous and all other	5,710	6,181	6,181

Total common stocks	6,884	7,678	7,678
Nonredeemable preferred stocks	1,743	1,906	1,906

Total equity securities	8,627	9,584	9,584

Mortgage loans on real estate, policy and collateral loans	21,249	22,089	21,249
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation	30,343	–	30,343
Securities available for sale, at market value	15,732	15,714	15,714
Trading securities, at market value	–	3,300	3,300
Spot commodities, at market value	–	250	250
Unrealized gain on interest rate and currency swaps, options and forward transactions	–	21,599	21,599
Trading assets	–	2,548	2,548
Securities purchased under agreements to resell, at contract value	28,170	–	28,170
Finance receivables, net of allowance	17,609	18,122	17,609
Securities lending collateral, at cost (approximates market value)	30,195	–	30,195
Other invested assets (approximates market value)	16,787	–	16,787
Short-term investments, at cost (approximates market value)	8,914	–	8,914

Total investments	–	–	$515,516

*	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

FORM 10-K : S- 1

Schedule II

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEET – PARENT COMPANY ONLY

December 31,
(in millions)	2003	2002

Assets:
Cash	$19	$18
Short-term investments	974	144
Invested assets	891	1,064
Carrying value of subsidiaries and partially-owned companies, at equity	71,318	59,003
Premiums and insurance balances receivable – net	139	199
Other assets	2,746	2,251

Total assets	76,087	62,679

Liabilities:
Insurance balances payable	358	422
Due to affiliates – net	864	2,142
Medium term notes payable	791	998
Term notes payable	1,934	434
Zero coupon notes	1,207	1,174
Other liabilities	(320)	(1,594)

Total liabilities	4,834	3,576

Shareholders’ equity:
Common stock	6,878	6,878
Additional paid-in capital	568	607
Retained earnings	60,960	52,270
Accumulated other comprehensive income (loss)	4,244	691
Treasury stock	(1,397)	(1,343)

Total shareholders’ equity	71,253	59,103

Total liabilities and shareholders’ equity	$76,087	$62,679

STATEMENT OF INCOME – PARENT COMPANY ONLY

Years Ended December 31,
(in millions)	2003	2002	2001

Agency loss	$(1)	$(12)	$(4)
Financial services income	573	419	360
Asset management income (loss)	(13)	(9)	12
Dividend income from consolidated subsidiaries:
Cash	1,471	1,644	2,194
Other	–	–	42
Dividend income from partially-owned companies	9	–	2
Equity in undistributed net income of consolidated subsidiaries and partially-owned companies	8,163	4,547	3,340
Other income (deductions) – net	(483)	(905)	(206)

Income before income taxes and cumulative effect of accounting changes	9,719	5,684	5,740
Income taxes	445	165	352

Income before cumulative effect of accounting changes	9,274	5,519	5,388

Cumulative effect of accounting changes, net of tax	–	–	(25)

Net income	$9,274	$5,519	$5,363

See Accompanying Notes to Financial Statements.

FORM 10-K : S- 2

Schedule II

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT – (continued)
STATEMENT OF CASH FLOWS – PARENT COMPANY ONLY

Years Ended December 31,
(in millions)	2003	2002	2001

Cash flows from operating activities:
Net income	$9,274	$5,519	$5,363

Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Equity in undistributed net income of consolidated subsidiaries and partially owned companies	(8,163)	(4,547)	(3,340)
Change in premiums and insurance balances receivable and payable – net	(4)	48	(4)
Other – net	115	1,230	(21)

Total adjustments	(8,052)	(3,269)	(3,365)

Net cash provided by operating activities	1,222	2,250	1,998

Cash flows from investing activities:
Purchase of investments	—	(83)	(535)
Sale of investments	186	415	–
Change in short-term investments	(830)	(137)	(5)
Change in collateral and guaranteed loans	(55)	–	10
Contributions to subsidiaries and investments in partially owned companies	(573)	(1,481)	(884)
Other – net	(370)	16	(75)

Net cash used in investing activities	(1,642)	(1,270)	(1,489)

Cash flows from financing activities:
Change in medium term notes	(207)	456	(40)
Change in term notes	1,500	1	–
Proceeds from issuance of zero coupon notes	–	–	1,000
Redemption of Italian Lire bonds	–	–	(159)
Proceeds from common stock issued	74	168	233
Change in loans payable	(5)	(389)	(174)
Cash dividends to shareholders	(584)	(467)	(383)
Acquisition of treasury stock	(207)	(734)	(978)
Other – net	26	17	(29)

Net cash provided by (used in) financing activities	597	(948)	(530)

Change in cumulative translation adjustments	(176)	(15)	21

Change in cash	1	17	–
Cash at beginning of year	18	1	1

Cash at end of year	$19	$18	$1

NOTES TO FINANCIAL STATEMENTS – PARENT COMPANY ONLY

(1)	Agency operations conducted in New York through the North American Division of AIU are included in the financial statements of the parent company.
(2)	Certain accounts have been reclassified in the 2002 and 2001 financial statements to conform to their 2003 presentation.
(3)	“Equity in undistributed net income of consolidated subsidiaries and partially owned companies” in the accompanying Statement of Income – Parent Company Only – includes equity in income of the minority-owned insurance operations.
(4)	See also Notes to Consolidated Financial Statements.

FORM 10-K : S- 3

Schedule III

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

At December 31, 2003, 2002 and 2001 and for the years then ended

		Reserves for
		Losses and					Losses and	Amortization
	Deferred	Loss	Reserve	Policy			Loss	of Deferred
	Policy	Expenses,	for	and		Net	Expenses	Policy	Other	Net
Segment (in	Acquisition	Future Policy	Unearned	Contract	Premium	Investment	Incurred,	Acquisition	Operating	Premiums
millions)	Costs	Benefits(a)	Premiums	Claims(b)	Revenue	Income	Benefits	Costs(c)	Expenses	Written

2003
General Insurance	$4,105	$56,118	$20,762	$–	$31,734	$3,022	$23,270	$3,114	$3,130	$35,212
Life Insurance	22,293	92,970	–	2,015	22,879	13,640	23,616	2,778	3,297	–

	$26,398	$149,088	$20,762	$2,015	$54,613	$16,662	$46,886	$5,892	$6,427	$35,212

2002
General Insurance	$3,484	$51,539	$16,336	$–	$24,269	$2,760	$20,814	$2,276	$2,414	$27,414
Life Insurance	18,772	72,547	–	1,649	20,320	12,274	21,113	2,184	3,315	–

	$22,256	$124,086	$16,336	$1,649	$44,589	$15,034	$41,927	$4,460	$5,729	$27,414

2001
General Insurance	$2,651	$44,792	$13,148	$–	$19,365	$2,893	$15,406	$2,016	$1,855	$20,101
Life Insurance	16,706	64,998	–	1,473	19,063	11,084	19,648	2,207	3,350	–

	$19,357	$109,790	$13,148	$1,473	$38,428	$13,977	$35,054	$4,223	$5,205	$20,101

(a)	Reserves for losses and loss expenses with respect to the General Insurance operations are net of discounts of $1.52 billion, $1.50 billion and $1.42 billion at December 31, 2003, 2002 and 2001, respectively.
(b)	Reflected in insurance balances payable on the accompanying balance sheet.
(c)	Amounts shown for general insurance segment exclude amounts deferred and amortized in the same period.

FORM 10-K : S- 4

Schedule IV

AMERICAN INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

REINSURANCE

At December 31, 2003, 2002 and 2001 and for the years then ended

						Percent of
		Ceded	Assumed			Amount
		to Other	from Other	Net		Assumed
(dollars in millions)	Gross Amount	Companies	Companies	Amount		to Net

2003
Life Insurance in-force	$1,594,615	$292,663	$2,011	$1,303,963		0.2%

Premiums:
General Insurance	$41,242	$12,228	$6,198	$35,212		17.6%
Life Insurance	23,801	958	36	22,879	*	0.2

Total premiums	$65,043	$13,186	$6,234	$58,091		10.7%

2002
Life Insurance in-force	$1,322,404	$278,704	$2,047	$1,045,747		0.2%

Premiums:
General Insurance	$32,718	$10,123	$4,819	$27,414		17.6%
Life Insurance	21,201	917	36	20,320	*	0.2

Total premiums	$53,919	$11,040	$4,855	$47,734		10.2%

2001
Life Insurance in-force	$1,226,339	$238,644	$2,162	$989,857		0.2%

Premiums:
General Insurance	$25,279	$9,539	$4,361	$20,101		21.7%
Life Insurance	19,920	915	58	19,063	*	0.3

Total premiums	$45,199	$10,454	$4,419	$39,164		11.3%

*	Includes accident and health premiums of $4.17 billion, $3.45 billion and $3.18 billion in 2003, 2002 and 2001, respectively.

FORM 10-K : S- 5

EXHIBIT INDEX

Exhibit
Number	Description		Location

2	Plan of acquisition, reorganization, arrangement, liquidation or succession
	Agreement and Plan of Merger, dated as of May 11, 2001, among American International Group, Inc., Washington Acquisition Corporation and American General Corporation		Incorporated by reference to Exhibit 2.1(i)(a) to AIG’s Registration Statement on Form S-4 (File No. 333-62688).
3(i)(a)	Restated Certificate of Incorporation of AIG		Incorporated by reference to Exhibit 3(i) to AIG’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-8787).
3(i)(b)	Certificate of Amendment of Certificate of Incorporation of AIG, filed June 3, 1998		Incorporated by reference to Exhibit 3(i) to AIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-8787).
3(i)(c)	Certificate of Merger of SunAmerica Inc. with and into AIG, filed December 30, 1998 and effective January 1, 1999		Incorporated by reference to Exhibit 3(i) to AIG’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8787).
3(i)(d)	Certificate of Amendment of Certificate of Incorporation of AIG, filed June 5, 2000		Incorporated by reference to Exhibit 3(i)(c) to AIG’s Registration Statement on Form S-4 (File No. 333-45828).
3(ii)	By-laws of AIG		Incorporated by reference to Exhibit 3(ii) to AIG’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-8787).
4	Instruments defining the rights of security holders, including indentures
Certain instruments defining the rights of holders of long-term debt securities of AIG and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. AIG hereby undertakes to furnish to the Commission, upon request, copies of any such instruments.

9	Voting Trust Agreement		None.
10	Material contracts*
	(a)	AIG 1969 Employee Stock Option Plan and Agreement Form	Filed as exhibit to AIG’s Registration Statement (File No. 2-44043) and incorporated herein by reference.
	(b)	AIG 1972 Employee Stock Option Plan	Filed as exhibit to AIG’s Registration Statement (File No. 2-44702) and incorporated herein by reference.
	(c)	AIG 1972 Employee Stock Purchase Plan	Filed as exhibit to AIG’s Registration Statement (File No. 2-44043) and incorporated herein by reference.
	(d)	AIG 1984 Employee Stock Purchase Plan	Filed as exhibit to AIG’s Registration Statement (File No. 2-91945) and incorporated herein by reference.
	(e)	AIG Amended and Restated 1996 Employee Stock Purchase Plan	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 4, 2003 (File No. 1-8787) and incorporated herein by reference.
	(f)	AIG 2003 Japan Employee Stock Purchase Plan	Incorporated by reference to Exhibit 4 to AIG’s Registration Statement on Form S-8 (File No. 333-111737).
	(g)	AIG 1977 Stock Option and Stock Appreciation Rights Plan	Filed as exhibit to AIG’s Registration Statement (File No. 2-59317) and incorporated herein by reference.
	(h)	AIG 1982 Employee Stock Option Plan	Filed as exhibit to AIG’s Registration Statement (File No. 2-78291) and incorporated herein by reference.
	(i)	AIG 1987 Employee Stock Option Plan	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 6, 1987 (File No. 0-4652) and incorporated herein by reference.
	(j)	AIG 1991 Employee Stock Option Plan	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 4, 1997 (File No. 1-8787) and incorporated herein by reference.
	(k)	AIG Amended and Restated 1999 Stock Option Plan	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 4, 2003 (File No. 1-8787) and incorporated herein by reference.
	(l)	AIG Amended and Restated 2002 Stock Incentive Plan	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-101967).
	(m)	AIG Executive Deferred Compensation Plan	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-101640).
	(n)	AIG Supplemental Incentive Savings Plan	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-101640).
	(o)	AIRCO 1972 Employee Stock Option Plan	Incorporated by reference to AIG’s Joint Proxy Statement and Prospectus (File No. 2-61994).

* All material contracts are management contracts or compensatory plans or arrangements.

FORM 10-K : II- 3

Exhibit
Number	Description		Location

	(p)	AIRCO 1977 Stock Option and Stock Appreciation Rights Plan	Incorporated by reference to AIG’s Joint Proxy Statement and Prospectus (File No. 2-61994).
	(q)	Purchase Agreement between AIA and Mr. E.S.W. Tse.	Incorporated by reference to Exhibit 10(l) to AIG’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-8787).
	(r)	Retention and Employment Agreement between AIG and Jay S. Wintrob	Incorporated by reference to Exhibit 10(m) to AIG’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8787).
	(s)	SunAmerica Inc. 1988 Employee Stock Plan	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(t)	SunAmerica 1997 Employee Incentive Stock Plan	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(u)	SunAmerica Nonemployee Directors’ Stock Option Plan	Incorporated by reference to Exhibit 4(c) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(v)	SunAmerica 1995 Performance Stock Plan	Incorporated by reference to Exhibit 4(d) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(w)	SunAmerica Inc. 1998 Long-Term Performance-Based Incentive Plan For the Chief Executive Officer	Incorporated by reference to Exhibit 4(e) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(x)	SunAmerica Inc. Long-Term Performance-Based Incentive Plan Amended and Restated 1997	Incorporated by reference to Exhibit 4(f) to AIG’s Registration Statement on Form S-8 (File No. 333-70069).
	(y)	SunAmerica Five Year Deferred Cash Plan	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-31346).
	(z)	SunAmerica Executive Savings Plan	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-31346).
	(aa)	HSB Group, Inc. 1995 Stock Option Plan	Incorporated by reference to Exhibit 10(iii)(f) to HSB’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-13135).
	(bb)	HSB Group, Inc. 1985 Stock Option Plan	Incorporated by reference to Exhibit 10(iii)(a) HSB’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-13135).
	(cc)	HSB Group, Inc. Employee’s Thrift Incentive Plan	Incorporated by reference to Exhibit 4(i)(c) to The Hartford Steam Boiler Inspection and Insurance Company’s Registration Statement on Form S-8 (File No. 33-36519).
	(dd)	American General Corporation 1984 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.1 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7981).
	(ee)	Amendment to American General Corporation 1984 Stock and Incentive Plan (January 2000)	Incorporated by reference to Exhibit 10.2 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(ff)	American General Corporation 1994 Stock and Incentive Plan (January 2000)	Incorporated by reference to Exhibit 10.2 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7981).
	(gg)	Amendment to American General Corporation 1994 Stock and Incentive Plan (January 1999)	Incorporated by reference to Exhibit 10.4 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(hh)	Amendment to American General Corporation 1994 Stock and Incentive Plan (January 2000)	Incorporated by reference to Exhibit 10.5 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(ii)	Amendment to American General Corporation 1994 Stock and Incentive Plan (November 2000)	Incorporated by reference to Exhibit 10.1 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7981).
	(jj)	American General Corporation 1997 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.3 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7981).
	(kk)	Amendment to American General Corporation 1997 Stock and Incentive Plan (January 1999)	Incorporated by reference to Exhibit 10.7 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(ll)	Amendment to American General Corporation 1997 Stock and Incentive Plan (November 2000)	Incorporated by reference to Exhibit 10.2 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7981).
	(mm)	American General Corporation 1999 Stock and Incentive Plan	Incorporated by reference to Exhibit 10.4 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7981).

FORM 10-K : II- 4

Exhibit
Number	Description		Location

	(nn)	Amendment to American General Corporation 1999 Stock and Incentive Plan (January 1999)	Incorporated by reference to Exhibit 10.9 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(oo)	Amendment to American General Corporation 1999 Stock and Incentive Plan (November 2000)	Incorporated by reference to Exhibit 10.3 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7981).
	(pp)	Amended and Restated American General Corporation Deferred Compensation Plan (12/11/00)	Incorporated by reference to Exhibit 10.13 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(qq)	Amended and Restated Restoration of Retirement Income Plan for Certain Employees Participating in the Restated American General Retirement Plan (Restoration of Retirement Income Plan) (12/31/98)	Incorporated by reference to Exhibit 10.14 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(rr)	Amended and Restated American General Supplemental Thrift Plan (12/31/98)	Incorporated by reference to Exhibit 10.15 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(ss)	American General Employees’ Thrift and Incentive Plan (restated July 1, 2001)	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-68640).
	(tt)	American General Agents’ and Managers’ Thrift and Incentive Plan (restated July 1, 2001)	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-68640).
	(uu)	CommLoCo Thrift Plan (restated July 1, 2001)	Incorporated by reference to Exhibit 4(c) to AIG’s Registration Statement on Form S-8 (File No. 333-68640).
	(vv)	Western National Corporation 1993 Stock and Incentive Plan, as amended	Incorporated by reference to Exhibit 10.18 to Western National Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-12540).
	(ww)	USLIFE Corporation 1991 Stock Option Plan, as amended	Incorporated by reference to USLIFE Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-5683).
	(xx)	Employment Agreement, Amendment to Employment Agreement, Split-Dollar Agreement, including Assignment of Life Insurance Policy as Collateral, and First Amendment to Split-Dollar Agreement, with John A. Graf	Incorporated by reference to Exhibit 10(ww) to AIG’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-8787).
	(yy)	Employment Agreement, Amendment to Employment Agreement, and Split-Dollar Agreement, including Assignment of Life Insurance Policy as Collateral, with Rodney O. Martin, Jr.	Incorporated by reference to Exhibit 10(xx) to AIG’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-8787).
	(zz)	Employment Arrangements with Richard W. Scott
		(i) Employment Agreement	Incorporated by reference to Exhibit 10.3 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 1-7981).
		(ii) Change in Control Severance Agreement	Incorporated by reference to Exhibit 10.32 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
		(iii) Amendment to Employment Arrangements	Filed herewith.
11	Statement re computation of per share earnings		Included in Note 1(y) of Notes to Financial Statements.
12	Statements re computation of ratios		Filed herewith.
13	Annual report to security holders		Not required to be filed.
16	Letter re change in certifying accountant		Not required to be filed.
18	Letter re change in accounting principles		None.
21	Subsidiaries of the Registrant		Filed herewith.
23	Consent of PricewaterhouseCoopers LLP		Filed herewith.
24	Power of attorney		Included on the signature page hereof.
31	Rule 13a-14(a)/15d-14(a) Certifications		Filed herewith.
32	Section 1350 Certifications		Filed herewith.
99	Additional exhibits		None.

FORM 10-K : II- 5