Form 10-Q
period 2004-03-31
AMERICAN INTERNATIONAL GROUP INC
filed 2004-05-10
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-8787

American International Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-2592361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 Pine Street, New York, New York (Address of principal executive offices)	10270 (Zip Code)

Registrant’s telephone number, including area code: (212) 770-7000

Former name, former address and former fiscal year, if changed since last report: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ✓                         No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ✓                         No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2004: 2,608,225,354.

American International Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

(in millions) (unaudited)

	March 31,	December 31,
	2004	2003

Assets:
Investments, financial services assets and cash:
Fixed maturities:
Bonds available for sale, at market value (amortized cost: 2004 – $301,249; 2003 – $288,160)	$319,182	$300,935
Bonds held to maturity, at amortized cost (market value: 2004 – $10,039; 2003 – $8,173)	9,823	8,037
Bond trading securities, at market value (cost: 2004 – $1,884; 2003 – $252)	1,966	282
Equity securities:
Common stocks (cost: 2004 – $11,482; 2003 – $6,884)	12,529	7,678
Nonredeemable preferred stocks (cost: 2004 – $1,831; 2003 – $1,743)	2,045	1,906
Mortgage loans on real estate, net of allowance (2004 – $101; 2003 – $101)	12,218	12,295
Policy loans	6,825	6,658
Collateral and guaranteed loans, net of allowance (2004 – $15; 2003 – $15)	2,283	2,296
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2004 – $5,484; 2003 – $5,458)	30,807	30,343
Securities available for sale, at market value (cost: 2004 – $17,940; 2003 – $15,732)	17,930	15,714
Trading securities, at market value	4,877	3,300
Spot commodities, at market value	183	250
Unrealized gain on interest rate and currency swaps, options and forward transactions	21,452	21,599
Trading assets	1,886	2,548
Securities purchased under agreements to resell, at contract value	26,351	28,170
Finance receivables, net of allowance (2004 – $445; 2003 – $453)	18,494	17,609
Securities lending collateral, at cost (approximates market value)	40,695	30,195
Other invested assets	19,124	16,787
Short-term investments, at cost (approximates market value)	16,782	8,914
Cash	1,920	922

Total investments, financial services assets and cash	567,372	516,438
Investment income due and accrued	5,388	4,959
Premiums and insurance balances receivable, net of allowance (2004 – $257; 2003 – $235)	15,835	14,166
Reinsurance assets	28,167	27,962
Deferred policy acquisition costs	26,690	26,398
Investments in partially owned companies	1,497	1,428
Real estate and other fixed assets, net of accumulated depreciation (2004 – $4,363; 2003 – $4,247)	5,999	6,006
Separate and variable accounts	51,962	60,536
Goodwill	7,683	7,633
Other assets	13,561	12,820

Total assets	$724,154	$678,346

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET (continued)

(in millions, except share amounts) (unaudited)

	March 31,	December 31,
	2004	2003

Liabilities:
Reserve for losses and loss expenses	$57,725	$56,118
Reserve for unearned premiums	22,004	20,762
Future policy benefits for life and accident and health insurance contracts	94,613	92,970
Policyholders’ contract deposits	193,384	171,989
Other policyholders’ funds	9,581	9,100
Reserve for commissions, expenses and taxes	5,009	4,487
Insurance balances payable	3,352	2,592
Funds held by companies under reinsurance treaties	4,977	4,664
Income taxes payable:
Current	2,778	1,977
Deferred	7,123	5,778
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	15,414	15,337
Securities sold under agreements to repurchase, at contract value	14,956	14,810
Trading liabilities	4,817	6,153
Securities and spot commodities sold but not yet purchased, at market value	5,227	5,458
Unrealized loss on interest rate and currency swaps, options and forward transactions	15,731	15,268
Trust deposits and deposits due to banks and other depositors	3,516	3,491
Commercial paper	5,294	4,715
Notes, bonds, loans and mortgages payable	51,868	50,138
Commercial paper	2,519	1,223
Notes, bonds, loans and mortgages payable	5,813	5,865
Preferred shareholders’ equity in subsidiary companies subject to mandatory redemption	1,682	1,682
Separate and variable accounts	51,962	60,536
Minority interest	3,792	3,311
Securities lending payable	40,695	30,195
Other liabilities	23,350	18,282

Total liabilities	647,182	606,901

Preferred shareholders’ equity in subsidiary companies	193	192

Shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2004 – 2,751,327,476; 2003 – 2,751,327,476	6,878	6,878
Additional paid-in capital	567	568
Retained earnings	63,446	60,960
Accumulated other comprehensive income (loss)	7,315	4,244
Treasury stock, at cost; 2004 – 143,102,122; 2003 – 142,880,430 shares of common stock	(1,427)	(1,397)

Total shareholders’ equity	76,779	71,253

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$724,154	$678,346

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts) (unaudited)

Three Months Ended March 31,	2004	2003

Revenues:
Premiums and other considerations	$16,139	$13,072
Net investment income	4,720	3,966
Realized capital gains (losses)	83	(632)
Other revenues	2,695	2,521

Total revenues	23,637	18,927

Benefits and expenses:
Incurred policy losses and benefits	13,734	11,140
Insurance acquisition and other operating expenses	5,612	4,863

Total benefits and expenses	19,346	16,003

Income before income taxes, minority interest and cumulative effect of an accounting change	4,291	2,924

Income taxes (benefits):
Current	1,473	689
Deferred	(117)	187

	1,356	876

Income before minority interest and cumulative effect of an accounting change	2,935	2,048

Minority interest	(98)	(94)

Income before cumulative effect of an accounting change	2,837	1,954

Cumulative effect of an accounting change, net of tax	(181)	–

Net income	2,656	1,954

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$1.09	$0.75
Cumulative effect of an accounting change, net of tax	(0.07)	–
Net income	1.02	0.75

Diluted
Income before cumulative effect of an accounting change	$1.08	$0.74
Cumulative effect of an accounting change, net of tax	(0.07)	–
Net income	1.01	0.74

Cash dividends per common share	$0.065	$0.047

Average shares outstanding:
Basic	2,610	2,610
Diluted	2,633	2,628

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions) (unaudited)

Three Months Ended March 31,	2004	2003

Summary:
Net cash provided by operating activities	$9,220	$8,831
Net cash used in investing activities	(20,265)	(16,037)
Net cash provided by financing activities	11,992	6,642

Change in cumulative translation adjustments	51	59
Change in cash	998	(505)
Cash at beginning of period	922	1,165

Cash at end of period	$1,920	$660

Cash flows from operating activities:
Net income	$2,656	$1,954

Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Change in:
General and life insurance reserves	6,528	6,017
Premiums and insurance balances receivable and payable – net	(910)	(1,058)
Reinsurance assets	(205)	(1,387)
Deferred policy acquisition costs	(1,097)	(771)
Investment income due and accrued	(381)	(229)
Funds held under reinsurance treaties	313	454
Other policyholders’ funds	481	285
Current and deferred income taxes – net	684	361
Reserve for commissions, expenses and taxes	521	(65)
Other assets and liabilities – net	252	1,373
Trading assets and liabilities – net	(674)	409
Trading securities, at market value	(1,577)	(2,027)
Spot commodities, at market value	67	(117)
Net unrealized (gain) loss on interest rate and currency swaps, options and forward transactions	610	357
Securities purchased under agreements to resell	1,819	1,461
Securities sold under agreements to repurchase	146	2,402
Securities and spot commodities sold but not yet purchased, at market value	(231)	(1,859)
Realized capital (gains) losses	(83)	632
Equity in income of partially owned companies and other invested assets	(362)	(44)
Amortization of premium and discount on securities	74	(2)
Depreciation expenses, principally flight equipment	487	447
Provision for finance receivable losses	90	102
Other – net	12	136

Total adjustments	6,564	6,877

Net cash provided by operating activities	$9,220	$8,831

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(in millions) (unaudited)

Three Months Ended March 31,	2004	2003

Cash flows from investing activities:
Cost of bonds, at market sold	$30,088	$32,933
Cost of bonds, at market matured or redeemed	4,122	3,661
Cost of equity securities sold	3,664	1,479
Realized capital gains (losses)	83	(632)
Purchases of fixed maturities	(48,863)	(47,224)
Purchases of equity securities	(4,797)	(1,483)
Mortgage, policy and collateral loans granted	(555)	(516)
Repayments of mortgage, policy and collateral loans	539	418
Sales of securities available for sale	620	915
Maturities of securities available for sale	324	1,378
Purchases of securities available for sale	(3,100)	(3,245)
Sales of flight equipment	1,080	–
Purchases of flight equipment	(1,843)	(1,757)
Net additions to real estate and other fixed assets	(182)	(244)
Sales or distributions of other invested assets	2,138	2,168
Investments in other invested assets	(3,948)	(5,031)
Change in short-term investments	1,346	857
Investments in partially owned companies	(6)	285
Finance receivable originations and purchases	(5,579)	(2,460)
Finance receivable principal payments received	4,604	2,461

Net cash used in investing activities	$(20,265)	$(16,037)

Cash flows from financing activities:
Receipts from policyholders’ contract deposits	$13,088	$8,756
Withdrawals from policyholders’ contract deposits	(4,507)	(4,023)
Change in trust deposits and deposits due to banks and other depositors	66	(14)
Change in commercial paper	1,875	1,929
Proceeds from notes, bonds, loans and mortgages payable	6,732	5,012
Repayments on notes, bonds, loans and mortgages payable	(5,118)	(4,640)
Proceeds from guaranteed investment agreements	1,505	1,393
Maturities of guaranteed investment agreements	(1,428)	(1,214)
Redemption of subsidiary company preferred stock	–	(371)
Proceeds from common stock issued	40	12
Cash dividends to shareholders	(170)	(123)
Acquisition of treasury stock	(92)	(76)
Other – net	1	1

Net cash provided by financing activities	$11,992	$6,642

Supplementary information:
Taxes paid	$493	$413

Interest paid	$1,032	$829

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in millions) (unaudited)

Three Months Ended March 31,	2004	2003

Comprehensive income:
Net income	$2,656	$1,954

Other comprehensive income:
Unrealized appreciation of investments – net of reclassification adjustments	4,461	1,939
Deferred income tax expense on above changes	(1,532)	(688)
Foreign currency translation adjustments*	106	38
Applicable income tax (expense) benefit on above changes	19	(5)
Net derivative gains arising from cash flow hedging activities	19	193
Deferred income tax (expense) benefit on above changes	25	(55)
Retirement plan liabilities adjustment, net of tax	(27)	(40)

Other comprehensive income	3,071	1,382

Comprehensive income	$5,727	$3,336

*	Includes insignificant derivative gains and losses arising from hedges of net investments in foreign operations.
See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

NOTES TO FINANCIAL STATEMENTS

1.	Financial Statement Presentation

These statements are unaudited. In the opinion of management, all adjustments consisting only of normal recurring accruals have been made for a fair statement of the results presented herein. All material intercompany accounts and transactions have been eliminated. Certain accounts have been reclassified in the 2003 financial statements to conform to their 2004 presentation. For further information, refer to the Annual Report on Form 10-K of American International Group, Inc. (AIG) for the year ended December 31, 2003.

2.	Segment Information

The following table summarizes the operations by major operating segment for the three months ended March 31, 2004 and 2003:

Operating Segments
(in millions)	2004	2003

Revenues:
General Insurance(a)	$10,163	$7,898
Life Insurance & Retirement Services(b)	10,890	8,629
Financial Services(c)	1,786	1,693
Asset Management(d)	909	828
Other	(111)	(121)

Consolidated	$23,637	$18,927

Operating income(e):
General Insurance	$1,567	$1,144
Life Insurance & Retirement Services	2,093	1,310
Financial Services	523	530
Asset Management	239	175
Other(f)	(131)	(235)

Consolidated	$4,291	$2,924

(a)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).
(b)	Represents the sum of GAAP Life Insurance & Retirement Services premiums, net investment income and realized capital gains (losses).

(c)	Represents Financial Services commissions, transactions and other fees.

(d)	Represents Asset Management commissions and other fees and fee income and net investment income with respect to GICs.

(e)	Represents income before income taxes, minority interest and cumulative effect of an accounting change.

(f)	Represents other income (deductions) – net and other realized capital gains (losses).

The following table summarizes AIG’s General Insurance operations by major operating unit for the three months ended March 31, 2004 and 2003:

General Insurance
(in millions)	2004	2003

Revenues:
Domestic Brokerage Group	$5,692	$4,322
Transatlantic	972	758
Personal Lines	1,081	888
Mortgage Guaranty	162	178
Foreign General	2,249	1,762
Reclassifications and Eliminations	7	(10)

Total General Insurance	$10,163	$7,898

Operating Income:
Domestic Brokerage Group	$845	$552
Transatlantic	117	81
Personal Lines	89	79
Mortgage Guaranty	100	121
Foreign General	410	321
Reclassifications and Eliminations	6	(10)

Total General Insurance	$1,567	$1,144

The following table summarizes AIG’s Life Insurance & Retirement Services operations by major operating unit for the three months ended March 31, 2004 and 2003:

Life Insurance & Retirement Services
(in millions)	2004	2003

Revenues:
Foreign:
American International Assurance and Nan Shan Life	$3,761	$3,070
ALICO, AIG Star Life and AIG Edison Life	3,064	1,906
Other	128	133
Domestic:
AGLA and AG Life(a)	2,259	2,194
VALIC, AIG Annuity and AIG SunAmerica(b)	1,678	1,326

Total Life Insurance & Retirement Services	$10,890	$8,629

Operating Income:
Foreign:
American International Assurance and Nan Shan Life	$471	$164
ALICO, AIG Star Life and AIG Edison Life	586	364
Other	29	43
Domestic:
AGLA and AG Life(a)	423	415
VALIC, AIG Annuity and AIG SunAmerica(b)	584	324

Total Life Insurance & Retirement Services	$2,093	$1,310

(a)	Includes the life operations of AIG Life Companies.

(b)	“AIG SunAmerica” represents the annuity operations of AIG SunAmerica Life Assurance Company, as well as those of First SunAmerica Life Insurance Company and SunAmerica Life Insurance Company.

American International Group, Inc. and Subsidiaries

2.	Segment Information (continued)

The following table summarizes AIG’s Financial Services operations by major operating unit for the three months ended March 31, 2004 and 2003:

Financial Services
(in millions)	2004	2003

Revenues:
Aircraft Finance	$752	$722
Capital Markets*	333	325
Consumer Finance	693	639
Other	8	7

Total Financial Services	$1,786	$1,693

Operating income:
Aircraft Finance	$160	$174
Capital Markets*	183	211
Consumer Finance	183	148
Other	(3)	(3)

Total Financial Services	$523	$530

*	Represents AIG Financial Products Corp. and AIG Trading Group Inc.

The following table summarizes AIG’s Asset Management revenues and operating income for the three month periods ending March 31, 2004 and 2003:

(in millions)	2004	2003

Revenues:
Guaranteed investment contracts	$660	$625
Institutional Asset Management*	189	155
Brokerage Services and Mutual Funds	60	48

Total	$909	$828

Operating income:
Guaranteed investment contracts	$157	$119
Institutional Asset Management*	62	44
Brokerage Services and Mutual Funds	20	12

Total	$239	$175

*	Includes AIG Global Investment Group and certain smaller asset management operations.

3.	Earnings Per Share

Earnings per share of AIG are based on the weighted average number of common shares outstanding during the period.

Computation of Earnings Per Share:

Three Months Ended March 31,
(in millions, except per share amounts)	2004	2003

Numerator for basic earnings per share:
Income before cumulative effect of an accounting change	$2,837	$1,954
Cumulative effect of an accounting change, net of tax	(181)	–

Net income applicable to common stock	$2,656	$1,954

Denominator for basic earnings per share:
Average shares outstanding used in the computation of per share earnings:
Common stock issued	2,752	2,752
Common stock in treasury	(142)	(142)

Average shares outstanding – basic	2,610	2,610

Numerator for diluted earnings per share:
Income before cumulative effect of an accounting change	$2,837	$1,954
Cumulative effect of an accounting change, net of tax	(181)	–

Net income applicable to common stock	$2,656	$1,954

Denominator for diluted earnings per share:
Average shares outstanding	2,610	2,610
Incremental shares from potential common stock:
Average number of shares arising from outstanding employee stock plans (treasury stock method)*	23	18

Average shares outstanding – diluted	2,633	2,628

Earnings per share:
Basic:
Income before cumulative effect of an accounting change	$1.09	$0.75
Cumulative effect of an accounting change, net of tax	(0.07)	–
Net income	$1.02	$0.75

Diluted:
Income before cumulative effect of an accounting change	$1.08	$0.74
Cumulative effect of an accounting change, net of tax	(0.07)	–
Net income	$1.01	$0.74

*	Certain shares arising from employee stock plans were not included in the computation of diluted earnings per share where the exercise price of the options exceeded the average market price and would have been antidilutive. The number of shares excluded were 8 million and 25 million for the first three months of 2004 and 2003, respectively.

     The quarterly dividend rate per common share, commencing with the dividend paid September 19, 2003 is $0.065.

American International Group, Inc. and Subsidiaries

4.	Starr International Company, Inc. Plan

Starr International Company, Inc. (SICO) provides a Deferred Compensation Profit Participation Plan (SICO Plan) to certain AIG employees. The SICO Plan came into being in 1975 when the voting shareholders and Board of Directors of SICO, a private holding company whose principal asset consists of AIG common stock, decided that a portion of the capital value of SICO should be used to provide an incentive plan for the current and succeeding managements of all American International companies, including AIG. Participation in the SICO Plan by any person, and the amount of such participation, is at the sole discretion of SICO’s Board of Directors, and none of the costs of the various benefits provided under such plan is paid by or charged to AIG. The SICO Plan provides that shares currently owned by SICO may be set aside by SICO for the benefit of the participant and distributed upon retirement. The SICO Board of Directors may permit an early pay-out under certain circumstances. Prior to pay-out, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant’s voluntary termination of employment with AIG prior to normal retirement age. In addition, SICO’s Board of Directors may elect to pay a participant cash in lieu of shares of AIG common stock. If the expenses of the SICO Plan had been reflected by AIG, the pre-tax amounts accrued would have been $13 million for the first three months of 2004 and $32 million for the same period of 2003.

5.	Commitments and Contingent Liabilities

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

     AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIG Financial Products Corp. and its subsidiaries (AIGFP) and AIG Trading Group Inc. and its subsidiaries (AIGTG) arising from transactions entered into by AIGFP and AIGTG. Net revenues for the three months ended March 31, 2004 and 2003 from Capital Markets operations were $333 million and $325 million, respectively. The Capital Markets operating and reporting unit was established by integrating the operations of AIGFP and AIGTG.

     (c) At March 31, 2004, International Lease Finance Corporation (ILFC) had committed to purchase 419 new and used aircraft deliverable from 2004 through 2010 at an estimated aggregate purchase price of $24.5 billion and had options to purchase 11 new aircraft deliverable from 2004 through 2008 at an estimated aggregate purchase price of $705 million. ILFC will be required to find customers for any aircraft acquired, and it must arrange financing for portions of the purchase price of such equipment.

     (d) SAI Deferred Compensation Holdings, Inc., a wholly-owned subsidiary of AIG, has established a deferred compensation plan for registered representatives of certain AIG subsidiaries, pursuant to which participants have the opportunity to invest deferred commissions and fees on a notional basis. The value of the deferred compensation fluctuates with the value of the deferred investment alternatives chosen. AIG has provided a full and unconditional guarantee of the obligations of SAI Deferred Compensation Holdings, Inc. to pay the deferred compensation under the plan.

6.	Employee Benefits

The following table presents the components of the net periodic benefit costs with respect to pensions and other benefits for the three months ended March 31, 2004 and 2003:

	Pensions			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(In millions)	Plans	Plans	Total	Plans	Plans	Total

2004
Components of net period benefit cost:
Service cost	$15	$23	$38	$–	$1	$1
Interest cost	8	40	48	–	4	4
Expected return on assets	(5)	(43)	(48)	–	–	–
Amortization of prior service cost	(1)	1	–	–	(1)	(1)
Amortization of transitional liability	1	–	1	–	–	–
Recognized actuarial loss	5	14	19	–	–	–

Net period benefit cost	$23	$35	$58	$–	$4	$4

American International Group, Inc. and Subsidiaries

6.	Employee Benefit (continued)

	Pensions			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(In millions)	Plans	Plans	Total	Plans	Plans	Total
2003
Components of net period benefit cost:
Service cost	$13	$20	$33	$–	$1	$1
Interest cost	8	38	46	–	4	4
Expected return on assets	(5)	(36)	(41)	–	–	–
Amortization of prior service cost	(1)	1	–	–	(1)	(1)
Amortization of transitional liability	1	–	1	–	–	–
Recognized actuarial loss	5	16	21	–	–	–
Other	(7)	–	(7)	–	–	–

Net period benefit cost	$14	$39	$53	$–	$4	$4

7.	Recent Accounting Standards

In January 2003, FASB issued FIN 46. FIN 46 changes the method of determining whether certain entities should be consolidated in AIG’s consolidated financial statements. An entity is subject to FIN 46 and is called a Variable Interest Entity (VIE) if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both. All other entities not considered VIEs are evaluated for consolidation under other guidance. In December 2003, FASB issued a revision to Interpretation No. 46 (FIN 46R).

     The provisions of FIN 46R are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which AIG obtains an interest after that date. For VIEs in which AIG holds a variable interest that it acquired before February 1, 2003, FIN 46R was applied as of December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIEs would be initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. In accordance with the transition provisions of FIN 46R, AIG recorded a gain of $9 million ($14 million before tax) reported as a cumulative effect of an accounting change for the fourth quarter of 2003 and added approximately $4.7 billion of assets and liabilities in its consolidated balance sheet at December 31, 2003.

     For further discussion on AIG’s involvement with special purpose vehicles, see also Note 20 of Notes to Financial Statements in AIG’s December 31, 2003 10-K.

     In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1). This statement was effective as of January 1, 2004, and requires AIG to recognize a liability for guaranteed minimum death benefits and other living benefits related to its variable annuity and variable life contracts and modifies certain disclosures and financial statement presentations for these products. AIG reported for the first quarter of 2004 a one-time cumulative accounting charge upon adoption of $181 million ($242 million pretax) to reflect the liability as of January 1, 2004. For the first quarter of 2004, the ongoing earnings impact of AIG’s adoption of SOP 03-1 was a $3 million charge ($5 million pretax).

     As of January 1, 2004, approximately $11 billion of assets and liabilities were reclassified representing most of the non-U.S. portion of AIG’s separate and variable account assets and liabilities to several invested asset captions and the Policyholders’ contract deposits liability caption, respectively. The $11 billion of separate and variable account assets were reclassified as follows: $4 billion to Short-term investments; $4 billion to Equity securities – common stocks; $2 billion to Fixed maturities – bond trading securities; and $1 billion to various other asset captions.

     Except as noted above, AIG issues variable contracts through its separate and variable accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities). AIG also issues variable annuity and life contracts through separate and variable accounts where AIG contractually guarantees to the contract holder (variable contracts with guarantees) either (a) total deposits made to the contract less any partial withdrawals plus a minimum return (and in minor instances, no minimum returns), or (b) the highest contract value on a specified anniversary date minus any withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death, annuitization, or in minor instances, at specified dates during the accumulation period. Such benefits are referred to as guaranteed minimum death benefits (GMDB), guaranteed minimum income benefits (GMIB), and guaranteed minimum account value benefits (GMAV), respectively. For AIG, GMDB is by far the most widely offered benefit.

American International Group, Inc. and Subsidiaries

7.	Recent Accounting Standards (continued)

     The assets supporting the variable portion of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as summary total separate and variable account assets with an equivalent summary total reported for liabilities. Amounts assessed against the contract holders for mortality, administrative, and other services are included in revenue and changes in liabilities for minimum guarantees are included in policyholder benefits in the Consolidated Statement of Income. Separate and variable account net investment income, net investment gains and losses, and the related liability changes are offset within the same line item in the Consolidated Statement of Income.

     The vast majority of AIG’s exposure on guarantees made to variable contract holders arises from GMDB. Details concerning AIG’s GMDB exposures as of March 31, 2004 are as follows:

		Highest Specified
		Anniversary
	Return of Net	Account Value
	Deposits Plus a	Minus
	Minimum	Withdrawals
(in billions)	Return	Post Anniversary

Account Value	$51	$13
Net Amount at Risk	9	2
Average Attained Age of Contract Holders by Product	50-70 years	50-70 years

Range of Guaranteed Minimum Return Rates	0-5%	0%

     The following summarizes GMDB liabilities for guarantees on variable contracts reflected in the general account.

(in millions)

Balance at January 1*	$479
Guaranteed benefits incurred	30
Guaranteed benefits paid	(21)

Balance at March 31, 2004	488

*	Includes amounts from the one-time cumulative accounting charge resulting from the adoption of SOP 03-1.

     The GMDB liability is determined each period end by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. AIG regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

     The following assumptions and methodology were used to determine the domestic and foreign GMDB liability at March 31, 2004:

•	Data used was up to 5,000 stochastically generated investment performance scenarios.

•	Mean investment performance assumptions ranged from approximately 5 percent to 10 percent.

•	Volatility assumptions ranged from 16 percent to 19 percent.

•	Mortality was assumed at between 60 percent and 100 percent of various life and annuity mortality tables.

•	For domestic contracts, lapse rates vary by contract type and duration and ranged from 1 percent to 30 percent. For Japan, lapse rates ranged from 0 percent to 8 percent.

•	For domestic contracts, the discount rate was approximately 8 percent. For Japan, the discount rate ranged from 1.5 percent to 7 percent.

     In addition to GMDB, AIG’s contracts currently include to a lesser extent GMIB. The GMIB liability is determined each period end by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. AIG regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. As of March 31, 2004, virtually all of AIG’s GMIB exposure was transferred via reinsurance agreements.

     AIG contracts currently include a minimal amount of GMAV. GMAVs are considered to be derivatives under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and are recognized at fair value through earnings.

     In December 2003, FASB issued Statement of Financial Accounting Standards No. 132 (Revised) “Employers’ Disclosures About Pensions and Other Post Retirement Benefits” which revised disclosure requirements with respect to defined benefit plans. (See also Note 6.)

American International Group, Inc. and Subsidiaries

8.	Information Provided in Connection with Outstanding Debt

The following condensed consolidating financial statements are provided in compliance with Regulation S-X of the Securities and Exchange Commission.

(a) American General Corporation (AGC) is a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AGC.

American General Corporation:

Condensed Consolidating Balance Sheet

	American
	International
March 31, 2004	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,759	$–	$573,667	$(9,974)	$565,452
Cash	4	–	1,916	–	1,920
Carrying value of subsidiaries and partially owned companies, at equity	77,117	22,350	7,536	(105,506)	1,497
Other assets	3,158	3,332	157,330	(8,535)	155,285

Total assets	$82,038	$25,682	$740,449	$(124,015)	$724,154

Liabilities:
Insurance liabilities	$396	$–	$385,284	$(12)	$385,668
Debt	3,917	2,677	84,332	(10,018)	80,908
Other liabilities	946	3,819	184,393	(8,552)	180,606

Total liabilities	5,259	6,496	654,009	(18,582)	647,182

Preferred shareholders’ equity in subsidiary companies	–	–	193	–	193
Total shareholders’ equity	76,779	19,186	86,247	(105,433)	76,779

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$82,038	$25,682	$740,449	$(124,015)	$724,154

	American
	International
December 31, 2003	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,865	$–	$524,151	$(10,500)	$515,516
Cash	19	–	903	–	922
Carrying value of subsidiaries and partially owned companies, at equity	71,318	21,434	9,534	(100,858)	1,428
Other assets	2,885	2,602	155,836	(843)	160,480

Total assets	$76,087	$24,036	$690,424	$(112,201)	$678,346

Liabilities:
Insurance liabilities	$358	$–	$357,691	$(31)	$358,018
Debt	3,932	2,824	80,485	(9,963)	77,278
Other liabilities	544	3,849	168,670	(1,458)	171,605

Total liabilities	4,834	6,673	606,846	(11,452)	606,901

Preferred shareholders’ equity in subsidiary companies	–	–	192	–	192
Total shareholders’ equity	71,253	17,363	83,386	(100,749)	71,253

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$76,087	$24,036	$690,424	$(112,201)	$678,346

8.	Information Provided in Connection with Outstanding Debt (continued)

American International Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Income

	American
	International
Three Months Ended March 31, 2004	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Operating income	$80	$–	$4,341	$–	$4,421
Equity in undistributed net income of consolidated subsidiaries	2,527	605	–	(3,132)	–
Dividend income from consolidated subsidiaries	325	24	–	(349)	–
Other	(172)	(30)	72	–	(130)
Income taxes (benefits)	104	(11)	1,263	–	1,356
Minority interest	–	–	(98)	–	(98)
Cumulative effect of an accounting change, net of tax	–	–	(181)	–	(181)

Net income (loss)	$2,656	$610	$2,871	$(3,481)	$2,656

	American
	International
Three Months Ended March 31, 2003	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Operating income	$116	$–	$3,043	$–	$3,159
Equity in undistributed net income of consolidated subsidiaries	1,800	466	–	(2,266)	–
Dividend income from consolidated subsidiaries	209	5	–	(214)	–
Other	(86)	–	(149)	–	(235)
Income taxes	85	11	780	–	876
Minority interest	–	–	(94)	–	(94)

Net income (loss)	$1,954	$460	$2,020	$(2,480)	$1,954

Condensed Consolidating Statements of Cash Flow

	American
	International
Three Months Ended March 31, 2004	Group, Inc.	AGC	Other	Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	AIG

Net cash provided by operating activities	$516	$468	$8,236	$9,220

Cash flows from investing:
Invested assets disposed	7	–	48,595	48,602
Invested assets acquired	(176)	–	(68,509)	(68,685)
Other	(16)	(302)	136	(182)

Net cash used in investing activities	(185)	(302)	(19,778)	(20,265)

Cash flows from financing activities:
Change in debts	(24)	(147)	3,737	3,566
Other	(207)	(19)	8,652	8,426

Net cash provided by (used in) financing activities	(231)	(166)	12,389	11,992

Change in cumulative translation adjustments	(115)	–	166	51

Change in cash	(15)	–	1,013	998
Cash at beginning of period	19	–	903	922

Cash at end of period	$4	$–	$1,916	$1,920

8.	Information Provided in Connection with Outstanding Debt (continued)

American International Group, Inc. and Subsidiaries

	American
	International
Three Months Ended March 31, 2003	Group, Inc.	AGC	Other	Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	AIG

Net cash provided by operating activities	$73	$473	$8,285	$8,831

Cash flows from investing:
Invested assets disposed	50	–	45,873	45,923
Invested assets acquired	4	–	(61,720)	(61,716)
Other	(14)	(80)	(150)	(244)

Net cash provided by (used in) investing activities	40	(80)	(15,997)	(16,037)

Cash flows from financing activities:
Change in debts	56	(378)	2,802	2,480
Other	(182)	(14)	4,358	4,162

Net cash provided by (used in) financing activities	(126)	(392)	7,160	6,642

Change in cumulative translation adjustments	(1)	–	60	59

Change in cash	(14)	1	(492)	(505)
Cash at beginning of period	18	1	1,146	1,165

Cash at end of period	$4	$2	$654	$660

(b) AIG Liquidity Corp. is a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Liquidity Corp., which commenced operations in 2003.

AIG Liquidity Corp.:

Condensed Consolidating Balance Sheet

	American
	International	AIG
March 31, 2004	Group, Inc.	Liquidity		Other		Consolidated
(in millions)	Guarantor	Corp.		Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,759	$	*	$573,667	$(9,974)	$565,452
Cash	4		*	1,916	–	1,920
Carrying value of subsidiaries and partially owned companies, at equity	77,117		–	29,886	(105,506)	1,497
Other assets	3,158		*	160,662	(8,535)	155,285

Total assets	$82,038	$	*	$766,131	$(124,015)	$724,154

Liabilities:
Insurance liabilities	$396		$–	$385,284	$(12)	$385,668
Debt	3,917		*	87,009	(10,018)	80,908
Other liabilities	946		*	188,212	(8,552)	180,606

Total liabilities	5,259		*	660,505	(18,582)	647,182

Preferred shareholders’ equity in subsidiary companies	–		–	193	–	193
Total shareholders’ equity	76,779		*	105,433	(105,433)	76,779

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$82,038	$	*	$766,131	$(124,015)	$724,154

*	Amounts significantly less than $1 million.

8.	Information Provided in Connection with Outstanding Debt (continued)

American International Group, Inc. and Subsidiaries

	American
	International	AIG
December 31, 2003	Group, Inc.	Liquidity		Other		Consolidated
(in millions)	Guarantor	Corp.		Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,865	$	*	$524,151	$(10,500)	$515,516
Cash	19		*	903	–	922
Carrying value of subsidiaries and partially owned companies, at equity	71,318		–	30,968	(100,858)	1,428
Other assets	2,885		*	158,438	(843)	160,480

Total assets	$76,087	$	*	$714,460	$(112,201)	$678,346

Liabilities:
Insurance liabilities	$358		$–	$357,691	$(31)	$358,018
Debt	3,932		*	83,309	(9,963)	77,278
Other liabilities	544		*	172,519	(1,458)	171,605

Total liabilities	4,834		*	613,519	(11,452)	606,901

Preferred shareholders’ equity in subsidiary companies	–		–	192	–	192
Total shareholders’ equity	71,253		*	100,749	(100,749)	71,253

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$76,087	$	*	$714,460	$(112,201)	$678,346

*	Amounts significantly less than $1 million.

Condensed Consolidating Statement of Income

	American
	International	AIG
Three Months Ended March 31, 2004	Group, Inc.	Liquidity	Other		Consolidated
(in millions)	Guarantor	Corp.	Subsidiaries	Eliminations	AIG

Operating income	$80	$ *	$4,341	$–	$4,421
Equity in undistributed net income of consolidated subsidiaries	2,527	–	605	(3,132)	–
Dividend income from consolidated subsidiaries	325	–	24	(349)	–
Other	(172)	–	42	–	(130)
Income taxes	104	*	1,252	–	1,356
Minority interest	–	–	(98)	–	(98)
Cumulative effect of an accounting change, net of tax	–	–	(181)	–	(181)

Net income (loss)	$2,656	$ *	$3,481	$(3,481)	$2,656

*	Amounts significantly less than $1 million.

Condensed Consolidating Statements of Cash Flow

	American
	International	AIG
Three Months Ended March 31, 2004	Group, Inc.	Liquidity	Other	Consolidated
(in millions)	Guarantor	Corp.	Subsidiaries	AIG

Net cash provided by operating activities	$516	$ *	$8,704	$9,220

Cash flows from investing:
Invested assets disposed	7	–	48,595	48,602
Invested assets acquired	(176)	–	(68,509)	(68,685)
Other	(16)	*	(166)	(182)

Net cash used in investing activities	(185)	*	(20,080)	(20,265)

Cash flows from financing activities:
Change in debts	(24)	–	3,590	3,566
Other	(207)	*	8,633	8,426

Net cash provided by financing activities	(231)	*	12,223	11,992

Change in cumulative translation adjustments	(115)	–	166	51

Change in cash	(15)	*	1,013	998
Cash at beginning of period	19	–	903	922

Cash at end of period	$4	$ *	$1,916	$1,920

*	Amounts significantly less than $1 million.

American International Group, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is designed to provide the reader a narrative with respect to AIG’s operations, financial condition and liquidity and certain other significant matters.

Cautionary Statement Regarding
Forward-Looking Information

This Quarterly Report and other publicly available documents may include, and AIG’s officers and representatives may from time to time make, statements which may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only AIG’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside of AIG’s control. These statements may address, among other things, AIG’s strategy for growth, product development, regulatory approvals, market position, financial results and reserves. It is possible that AIG’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause AIG’s actual results to differ, possibly materially, from those in the specific forward-looking statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. AIG is not under any obligation to (and expressly disclaims any such obligations to) update or alter any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

American International Group, Inc. and Subsidiaries

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, AIG presents its operations in the way it believes will be most meaningful. Statutory underwriting profit (loss) and combined ratios are presented in accordance with accounting principles prescribed by insurance regulatory authorities because these are standard measures of performance used in the insurance industry and thus allow more meaningful comparisons with AIG’s insurance competitors. AIG has also incorporated into this discussion a number of parenthetical cross-references to additional information included throughout this Form 10-Q to assist readers seeking related information on a particular subject.

Introduction and Executive Summary

AIG’s operations in 2004 are conducted by its subsidiaries principally through four operating segments: General Insurance, Life Insurance & Retirement Services, Financial Services and Asset Management. Through these segments, AIG provided insurance and investment products and services to both businesses and individuals in over 130 countries and jurisdictions. This geographic product and service diversification is one of AIG’s major strengths and sets it apart from its competitors. Although regional economic downturns or political upheaval could negatively impact parts of AIG’s operations, AIG believes that this diversification makes it unlikely that regional difficulties would have a material impact on its operating results, financial condition or liquidity.

     Beginning this quarter, AIG is reporting Retirement Services results in the same segment as Life Insurance, reflecting the convergence of protective and retirement products and AIG’s current management of these operations.

     For further detail, see the discussions with respect to the results of the Life Insurance & Retirement Services and Asset Management in the respective Operational Review discussion herein.

     AIG’s subsidiaries serve commercial, institutional and individual customers through an extensive property-casualty and life insurance and retirement services network. In the United States, AIG companies are the largest underwriter of commercial and industrial insurance and one of the largest life insurance and retirement services operations as well. AIG’s Financial Services businesses include commercial aircraft leasing, capital markets and consumer finance, both in the United States and abroad. AIG also provides asset management services and sells guaranteed investment contracts (GICs) to institutions and individuals.

     AIG’s 2004 performance reflects implementation of various long-term strategies and defined goals in its various operating segments.

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

     Another central focus of AIG operations in current years is the development and expansion of new distribution channels. In late 2003, AIG entered into an agreement with PICC Property and Casualty Company, Ltd. (PICC) which will enable AIG companies to market accident and health products throughout China through PICC’s agency system. Other examples of new distribution channels used both domestically and overseas include banks, affinity groups and e-commerce.

     Growth for AIG may be generated both internally and through acquisitions which both fulfill strategic goals and offer adequate return on investment. In recent years, the acquisitions of AIG Star Life Insurance Co., Ltd (AIG Star Life) and AIG Edison Life Insurance Company (AIG Edison) have broadened AIG’s penetration of the Japanese market, the second largest for life insurance in the world. These acquisitions broadened AIG’s distribution channels and will result in operating efficiencies as they are integrated into AIG’s previously existing companies operating in Japan.

     AIG provides leadership on issues of concern to the global and local economies as well as the insurance and financial services industries. In recent years, tort reform and legislation to deal with the asbestos problem have been key issues, while in prior years trade legislation and superfund have been issues of concern.

The following table summarizes AIG’s revenues, income before income taxes, minority interest and cumulative effect of an accounting change and net income for the three months ended March 31, 2004 and 2003:

(in millions)	2004	2003

Total revenues	$23,637	$18,927

Income before income taxes, minority interest and cumulative effect of an accounting change	4,291	2,924

Net income	$2,656	$1,954

American International Group, Inc. and Subsidiaries

Consolidated Results

The 24.9 percent growth in revenues in the first three months of 2004 was primarily attributable to the growth in net premiums earned from global General Insurance operations as well as growth in both General Insurance and Life Insurance & Retirement Services net investment income and GAAP Life Insurance & Retirement Services premiums. An additional factor in 2004 was the significant improvement resulting in aggregate net realized capital gains in the first three months of 2004 compared to net realized capital losses in the same period of 2003.

     The realized capital gains in 2004 reflect an improved economy, stronger corporate balance sheets and a significantly lower level of impairment loss provisions. The realized capital losses in 2003 reflect primarily impairment loss provisions. Upon the ultimate disposition of these holdings, a portion of these losses may be recovered depending on future market conditions.

     AIG’s income before income taxes, minority interest and cumulative effect of an accounting change increased 46.8 percent in the first three months of 2004 when compared to the same period of 2003. General Insurance and Life Insurance & Retirement Services operating income gains and together with the improvement in realized capital gains (losses) were the primary factors for the increase over 2003 in both pretax income and net income.

The following table summarizes the operations of each principal segment for the three months ended March 31, 2004 and 2003. (See also Note 2 of Notes to Financial Statements.)

(in millions)	2004	2003

Revenues:
General Insurance(a)	$10,163	$7,898
Life Insurance & Retirement Services(b)	10,890	8,629
Financial Services(c)	1,786	1,693
Asset Management(d)	909	828
Other	(111)	(121)

Total	$23,637	$18,927

Operating Income(e):
General Insurance	$1,567	$1,144
Life Insurance & Retirement Services	2,093	1,310
Financial Services	523	530
Asset Management	239	175
Other(f)	(131)	(235)

Total	$4,291	$2,924

(a)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).
(b)	Represents the sum of GAAP Life Insurance & Retirement Services premiums, net investment income and realized capital gains (losses).
(c)	Represents Financial Services commissions, transactions and other fees.
(d)	Represents Asset Management commissions and other fees and fee income and net investment income with respect to GICs.
(e)	Represents income before income taxes, minority interest and cumulative effect of an accounting change.
(f)	Represents other income (deductions) – net and other realized capital gains (losses).

General Insurance

AIG’s General Insurance operations provide property and casualty products and services throughout the world. The increase in General Insurance operating income in the first three months of 2004 compared to the same period of 2003 was primarily attributable to strong growth in operating income with respect to Domestic Brokerage Group’s and Foreign General’s operations. In addition, General Insurance operations had realized capital gains in 2004 compared to realized capital losses in 2003.

Life Insurance & Retirement Services

AIG’s Life Insurance & Retirement Services operations provide traditional, financial and investment products throughout the world. AIG’s foreign operations provide over 50 percent of AIG’s Life Insurance & Retirement Services operating income.

     Life Insurance & Retirement Services operating income increased by 59.7 percent in the first three months of 2004 compared to the same period of 2003. This increase resulted from growth in each of AIG’s principal Life Insurance & Retirement Services businesses, and realized capital gains in 2004 rather than the realized capital losses realized in 2003.

American International Group, Inc. and Subsidiaries

Financial Services

AIG’s Financial Services subsidiaries engage in diversified financial products and services including aircraft leasing, capital market transactions and consumer and insurance premium financing.

     Financial Services operating income decreased in the first three months of 2004 compared to the same period of 2003, reflecting ILFC’s securitization of approximately $2 billion in aircraft in the third quarter of 2003 and first quarter of 2004, and the transaction-oriented nature of Capital Markets operations.

Asset Management

AIG’s Asset Management operations provide asset management services and sell GICs. These products and services are offered to individuals, and institutions both domestically and overseas.

     Asset Management operating income increased 37.1 percent in the first three months of 2004 when compared to the same period of 2003 as a result of the upturn in worldwide financial markets and a strong global product portfolio.

Capital Resources

At March 31, 2004, AIG had total shareholders’ equity of $76.78 billion and total borrowings of $80.91 billion. At that date, $72.09 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

     During the period from January 1, 2004 through March 31, 2004, AIG repurchased in the open market 1,313,300 shares of its common stock.

Liquidity

At March 31, 2004, consolidated invested assets were $576.60 billion including $18.70 billion in cash and short-term investments. Consolidated net cash provided from operating activities in the first three months of 2004 amounted to $9.22 billion. AIG believes that its liquid assets, cash provided by operations and access to the capital markets will enable it to meet any foreseeable cash requirements.

Outlook

Overall, premium rates in the General Insurance business have continued to be strong both domestically and in key international markets, although the rates of increase have moderated in most lines and begun to fall in certain classes. AIG also continues to be able to modify and limit its contractual obligations by adding appropriate exclusions and policy restrictions. AIG expects total premiums to increase in 2004 resulting in positive growth in cash flow for investments. Thus, General Insurance net investment income is expected to rise in future quarters even in the current low interest rate environment.

     In October 2003, AIG entered into an agreement with PICC that will enable AIG to market its accident and health products through PICC’s 4,300 branch offices throughout the country. PICC has over 70 percent of the non-life market in China and AIG expects substantial opportunity for growth through this new distribution channel.

     In the Life Insurance & Retirement Services segment, AIG expects overall continued growth through expansion in China, where AIG was the first foreign insurance organization to have wholly owned Life Insurance & Retirement Services operations in eight major cities. AIG expects continued growth in India, Korea and Vietnam as well as in the more established Japan market where retirement services operations have developed quickly.

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

     In the airline industry, changes in market conditions are not immediately apparent in operating results. Therefore, AIG believes that improvements in that market commencing in 2003 will be gradually reflected in ILFC’s results in 2004. In the Capital Markets operations, the integration of AIG Trading Group Inc. and its subsidiaries (AIGTG) into the operations of AIG Financial Products Corp. and its subsidiaries (AIGFP) created operating efficiencies that will continue to be realized and product synergies that should enhance 2004 results, although quarter to quarter variations are to be expected in this transaction-oriented business. AIG also expects increased contributions to Financial Services revenues and income from its consumer finance operations (Consumer Finance) both domestically, as a result of the improving economy, and overseas, as expansion of credit card operations continues and economic conditions improve.

     AIG expects its Asset Management operations to continue to benefit from the recovery in the equity markets and global economy.

     AIG has many promising growth initiatives underway around the world in its insurance and other operations. Cooperative agreements such as those in Russia and with the PICC are expected to expand distribution networks for AIG’s products and investment opportunities and provide models for future growth.

American International Group, Inc. and Subsidiaries

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

Reserves for Losses and Loss Expenses (General Insurance):

•	Loss trend factors: used to establish expected loss ratios for subsequent accident years based on the projected loss ratio with respect to prior accident years.
•	Expected loss ratios for the latest accident year: for example, accident year 2003 for the year end 2003 loss reserve analysis. For low frequency, high severity classes such as Excess Casualty and Directors and Officers’ Liability, expected loss ratios generally are utilized for at least the three most recent accident years.
•	Loss development factors: used to project the reported losses for each accident year to an ultimate amount.

Future Policy Benefits for Life and Accident and Health Contracts (Life Insurance & Retirement Services):

•	Interest rates: which vary by territory, year of issuance and products.
•	Mortality, morbidity and surrender rates: based upon actual experience by geographical region modified to allow for variation in policy form.

Deferred Policy Acquisition Costs (General Insurance):

•	Recoverability based upon the current profitability of the underlying insurance contracts.

Life Insurance & Retirement Services:

•	Estimated gross profits: to be realized over the estimated duration of the contracts (nontraditional life). Estimated gross profits include investment income and gains and losses on investments less required interest, actual mortality and other expenses.

Fair Value Determinations of Certain Assets and Liabilities (Financial Services – Capital Markets):

•	Valuation models: utilizing factors, such as market liquidity and current interest, foreign exchange and volatility rates.
•	AIG attempts to secure reliable and independent current market price data, such as published exchange rates from external subscription services such as Bloomberg or Reuters or third party broker quotes for use in this model. When such prices are not available, AIG uses an internal methodology, which includes interpolation or extrapolation from verifiable prices from trades occurring on dates nearest to the dates of the transactions.

Operating Review

General Insurance Operations

AIG’s General Insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance both domestically and abroad.

     Domestic general insurance operations are comprised of the Domestic Brokerage Group (DBG), which includes The Hartford Steam Boiler Inspection and Insurance Company (HSB); Transatlantic Holdings, Inc. (Transatlantic); Personal Lines, including 21st Century Insurance Group (21st Century); and United Guaranty Corporation (Mortgage Guaranty).

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

     Mortgage Guaranty provides guaranty insurance to mortgage providers primarily with respect to conventional first mortgage loans on single family dwellings and condominiums. During 2003, Mortgage Guaranty commenced providing guaranty insurance to providers of student loans.

     AIG’s Foreign General insurance group accepts risks primarily underwritten through AIU, a marketing unit consisting of wholly owned agencies and insurance entities. The Foreign General insurance group also includes business written by AIG’s foreign-based insurance subsidiaries for their

American International Group, Inc. and Subsidiaries
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

General Insurance operating income is comprised of underwriting profit, net investment income and realized capital gains and losses. These components, as well as net premiums written, net premiums earned and statutory ratios for the three month periods ending March 31, 2004 and 2003 were as follows:

(in millions, except ratios)	2004	2003

Net premiums written:
Domestic General
DBG	$5,550	$4,540
Transatlantic	907	768
Personal Lines	1,113	884
Mortgage Guaranty	154	121
Foreign General	2,489	1,930

Total	$10,213	$8,243

Net premiums earned:
Domestic General
DBG	$5,101	$4,013
Transatlantic	893	692
Personal Lines	1,035	846
Mortgage Guaranty	134	124
Foreign General	2,076	1,612

Total	$9,239	$7,287

Underwriting profit:
Domestic General
DBG	$255	$243
Transatlantic	37	15
Personal Lines	43	37
Mortgage Guaranty	71	67
Foreign General	237	171

Total	$643	$533

Net investment income:
Domestic General
DBG	$546	$466
Transatlantic	72	65
Personal Lines	43	32
Mortgage Guaranty	29	43
Intercompany adjustments and eliminations – net	–	2
Foreign General	167	176

Total	$857	$784

Realized capital gains (losses)	67	(173)

Operating income	$1,567	$1,144

Domestic General:
Loss Ratio	77.20	77.20
Expense Ratio	17.59	17.00

Combined Ratio	94.79	94.20

Foreign General:
Loss Ratio	61.65	63.42
Expense Ratio	25.50	25.48

Combined ratio	87.15	88.90

Consolidated:
Loss Ratio	73.70	74.15
Expense Ratio	19.52	18.98

Combined Ratio	93.22	93.13

General Insurance Results

Net premiums written are initially deferred and earned based upon the terms of the underlying policies. The net unearned premium reserve constitutes deferred revenues which are generally earned ratably over the policy period. Thus, the net unearned premium reserve is not fully recognized as net premiums earned until the end of the policy period.

     Commencing in the latter part of 1999 and continuing into and through the current quarter, the commercial property-casualty market place has experienced premium rate increases, although the rate of increase has moderated in the current quarter. DBG also maintains adequate pricing while giving careful attention to underwriting selection, policy terms and conditions, deductibles and attachment points. Overall, DBG’s net premiums written increased in the first three months of 2004 over 2003. AIG believes that these premium rate increases will continue in 2004 particularly with respect to long tail lines of business where the insurer’s stability is critical to the insured. Based on historical patterns, AIG believes that overall growth in net premiums written will slow as competition for premiums increases in certain lines of business.

     Personal Lines’ net premiums written in the first three months of 2004 includes $107 million from the domestic insurance operations of GE that were acquired in August of 2003. The increase in net premiums written apart from this acquisition resulted from increased marketing efforts as well as rate increases in several states. The increase in underwrit-

American International Group, Inc. and Subsidiaries
ing profits in the first three months of 2004 when compared to the same period of 2003 resulted from premium rate increases and growth in net premiums written and earned. Underwriting profits are expected to continue to increase through 2004 as a result of continued marketing efforts, loss cost stabilization and the full year impact of the acquisition.

     Mortgage Guaranty’s net premiums written increased 26.8 percent in the first three months of 2004 when compared to the same period of 2003. Premium growth and improved persistency were offset by a slight increase in Mortgage Guaranty’s delinquency ratio, which is still below the industry average.

     Foreign General insurance net premiums written growth was due to premium rate increases as well as flight to quality. Every major region of the worldwide network contributed to this performance. Although AIG expects growth in Foreign General commercial lines rates to moderate in 2004, Foreign General has commenced various initiatives with respect to target markets, products, and distribution to offset this moderation of rate increases.

     In comparing the foreign currency exchange rates used to translate the results of AIG’s Foreign General operations during the first three months of 2004 to those foreign currency exchange rates used to translate AIG’s Foreign General results during the same period of 2003, the U.S. dollar weakened slightly in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, when foreign net premiums written were translated into U.S. dollars for the purposes of the preparation of the consolidated financial statements, total General Insurance net premiums written were approximately 3.4 percentage points more than they would have been if translated utilizing those foreign currency exchange rates which prevailed during the same period of 2003.

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

     A basic premise of GAAP accounting is the recognition of expenses at the same time revenues are earned, the accounting principle of matching. Therefore, to convert underwriting results to a GAAP basis, acquisition expenses are deferred (deferred policy acquisition costs (DAC)) and amortized over the period the related net premiums written are earned. Accordingly, the statutory underwriting profit has been adjusted as a result of acquisition expenses being deferred as required by GAAP. DAC is reviewed for recoverability and such review requires management judgment. (See also Critical Accounting Estimates herein.)

     The underwriting environment varies from country to country, as does the degree of litigation activity. Regulation, product type and competition have a direct impact on pricing and consequently on profitability as reflected in underwriting profit and statutory general insurance ratios.

     The effects of catastrophes incurred in the first three months of 2004 and 2003 were insignificant. The impact of losses caused by catastrophes can fluctuate widely from year to year, making comparisons of recurring type business more difficult. With respect to catastrophe losses, AIG believes that it has taken appropriate steps, such as careful exposure selection and obtaining reinsurance coverage, to reduce the impact of the magnitude of possible future losses. The occurrence of one or more catastrophic events of unanticipated frequency or severity, such as a terrorist attack, earthquake or hurricane, that causes insured losses, however, could have a material adverse effect on AIG’s results of operations, liquidity or financial condition.

     General Insurance net investment income grew in the first three months of 2004 when compared to the same period of 2003. AIG is benefiting from the strong cash flow of the past two years, strengthening credit and equity markets and increased income related to partnership investments. (See also the discussion under “Liquidity” herein.)

     Realized capital gains and losses resulted from the ongoing investment management of the General Insurance portfolios within the overall objectives of the General Insurance operations. The realized capital gains in the first three months of 2004 reflect an improved economy, stronger corporate balance sheets and a significantly lower level of impairments. The realized capital losses in the first three months of 2003 reflect primarily impairment loss provisions for both equity and fixed income holdings. (See the discussion on “Valuation of Invested Assets” herein.)

American International Group, Inc. and Subsidiaries

     The increase in General Insurance operating income in the first three months of 2004 was primarily attributable to strong profitable growth in DBG’s and Foreign General’s operations and the improvement in realized capital gains (losses) relative to the same period of 2003.

     The contribution of General Insurance operating income to AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change was 36.5 percent in the first three months of 2004 compared to 39.1 percent in the same period of 2003.

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

     AIG’s general reinsurance assets amounted to $26.95 billion at March 31, 2004 and resulted from AIG’s reinsurance arrangements. Thus, a credit exposure existed at March 31, 2004 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2003, approximately 47 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, the majority of these balances were collateralized. The remaining 53 percent of the general reinsurance assets were from authorized reinsurers. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Approximately 90 percent of the balances with respect to authorized reinsurers are from reinsurers rated A (excellent) or better, as rated by A.M. Best, or A (strong) or better, as rated by Standard & Poor’s. Through March 31, 2004, these distribution percentages have not changed significantly. This rating is a measure of financial strength.

     AIG maintains an allowance for estimated unrecoverable reinsurance and has been largely successful in its previous recovery efforts. AIG’s allowance for estimated unrecoverable reinsurance approximated $140 million as of March 31, 2004. At that date, AIG had no significant reinsurance recoverables from any individual reinsurer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

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

     At March 31, 2004, the consolidated general reinsurance assets of $26.95 billion include reinsurance recoverables for paid losses and loss expenses of $4.09 billion and $18.97 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated. Any adjustments thereto are reflected in income currently. It is AIG’s belief that the ceded reserves at March 31, 2004 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate

American International Group, Inc. and Subsidiaries
amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

Reserve for Losses and Loss Expenses

The table below classifies as of March 31, 2004 the components of the General Insurance reserve for losses and loss expenses (loss reserves) with respect to major lines of business on a statutory basis*:

(in millions)

Other Liability Occurrence	$14,413
Other Liability Claims Made	10,434
Workers Compensation	7,785
Auto Liability	5,320
International	3,070
Property	3,287
Reinsurance	2,191
Medical Malpractice	2,071
Aircraft	1,629
Products Liability	1,336
Accident and Health	1,098
Fidelity/ Surety	951
Other	4,140

Total	$57,725

*	Presented pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

     These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR and loss expenses.

     At March 31, 2004, General Insurance net loss reserves increased $2.11 billion from the prior year end to $38.75 billion. In the first quarter of 2004, net adverse reported loss development for the prior accident years was estimated to be approximately $200 million. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are reflected in operating income currently. It is management’s belief that the General Insurance net loss reserves are adequate to cover all General Insurance net losses and loss expenses as at March 31, 2004. While AIG annually reviews the adequacy of established loss reserves, there can be no assurance that AIG’s ultimate loss reserves will not adversely develop and materially exceed AIG’s loss reserves as of March 31, 2004. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on future results of operations.

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

American International Group, Inc. and Subsidiaries

adjusted for the loss trend (See 1 above) and the impact of rate changes and other quantifiable factors. For low-frequency, high-severity classes such as Excess Casualty and Directors and Officers Liability (D&O), expected loss ratios generally are utilized for at least the three most recent accident years.

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

     With respect to the 2003 year-end actuarial loss reserve analysis for DBG, the actuaries continued to utilize the modified assumptions which gave additional weight to actual loss development from the more recent years, as identified during the 2002 analysis, with appropriate adjustments to account for the additional year of loss experience which emerged in 2003. Although the actuaries continued to use actuarial assumptions that rely on expected loss ratios based on the results of prior accident years, the expected loss ratio assumptions used gave far greater weight to the more recent accident year experience than was the case in the prior year-end assumptions. No weight was given to the more favorable experience of accident years prior to 1997. Additionally, the actuaries modified their loss cost trend assumptions to reflect the emerging experience from the recent accident years. For example, in setting the expected loss ratios for accident years 2001, 2002 and 2003 for the excess casualty lead umbrella class, the actuaries gave 100 percent weight to the results of the 1997 through 2000 accident years only, giving no weight to the more favorable development of accident years prior to 1997. In addition, they continued to utilize the 7.5 percent annual loss cost trend factor.

     Loss development trends for long tail lines such as Excess Casualty and D&O, however, have not followed any consistent trend. This has at times led to overstated loss ratio projections and is a key reason why the actuaries have customarily utilized the historical projection method, which gave

American International Group, Inc. and Subsidiaries
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

     AIG does not believe disclosure of specific point estimates calculated by the actuaries would be meaningful. As described more fully below, considerable judgment is required in evaluating loss trends and developments for all classes of business, particularly long tailed lines. Any one actuarial point estimate is based on a particular series of judgments and assumptions of the actuary. Another actuary may give different weights or make different assumptions, and therefore reach a different point estimate. So long as the series of judgments and assumptions are reasonable, no one such point estimate is necessarily a better estimate than another point estimate. Point estimates are used to independently re-affirm the reasonableness of the overall carried reserves. Thus, provided the actuaries confirm the overall reasonableness of AIG’s loss and loss expense liabilities, AIG believes that disclosure of such point estimates would not be helpful and in fact could potentially be misleading.

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

     There is a potential for significant variation in the developing loss reserves, particularly for long tail classes of business such as excess casualty, when actual costs differ from the assumptions for loss cost trends used to test the reserves. For the excess casualty class of business, a five percent change in the assumed loss cost trend from each accident year to the next would cause approximately a $400 million impact (either positively or negatively) to the net loss and loss expense reserve for this business. For the D&O and related management liability classes of business, a five percent change in the assumed loss cost trend would also cause approximately a $400 million impact (either positively or negatively) to the net loss and loss expense reserve for such business. For healthcare liability business, including hospitals and other healthcare exposures, a five percent change in the assumed loss cost trend would cause approximately a $100 million impact (either positively or negatively) to the loss and loss expense reserve for this business. Actual loss cost trends in the early 1990’s were negative for these classes, whereas in the late 1990’s loss costs trends ran well into the double digits for each of these three classes. The sharp increase in loss costs in the late 1990’s was thus much greater than the five percent changes cited above, and caused significant increases in the overall loss reserve needs for these classes. While changes in the loss cost trend assumptions can result in a significant impact on the reserve needs for other smaller classes of liability business, the potential impact of these changes on AIG’s overall carried reserves would be much less than for the classes noted above.

     Another key assumption for long tail classes such as excess casualty is the loss development factors which are utilized to project the reported losses for each year to an ultimate basis. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past.

     There is also the potential for variation when actual loss development differs from the assumptions used with respect to future loss development factors. For the excess casualty class, if future loss development factors differed by five percent from those utilized in the year-end 2003 loss reserve review, there would be approximately a $400 million impact on the overall AIG loss reserve position. The comparable impact on the D&O and related management liability classes would be approximately $200 million if future loss development factors differed by five percent from those utilized in the year-end 2003 loss reserve review. For healthcare liability classes, the impact would be approximately $100 million. For workers’ compensation reserves, the impact of a five percent deviation from the loss development factors utilized in the year-end 2003 reserve reviews would be approximately $600 million (either positively or negatively). Because loss development factors for this class have shown less volatility than higher severity classes such as excess casualty, however, actual changes in loss development factors are expected to be less than five percent. There is some degree of volatility in loss development patterns for other longer tail liability classes as well. However, the potential impact on AIG’s reserves would be much less than for the classes cited above.

Asbestos and Environmental Reserves

AIG continues to receive claims asserting injuries from toxic waste, hazardous substances, and other environmental pollutants and alleged damages to cover the cleanup costs of hazardous waste dump sites, referred to collectively as environmental claims, and indemnity claims asserting injuries from asbestos.

     The vast majority of these asbestos and environmental claims emanate from policies written in 1984 and prior years. Commencing in 1985, standard policies contained an absolute exclusion for pollution related damage and an absolute asbestos exclusion was also implemented. However, AIG cur-

American International Group, Inc. and Subsidiaries
rently underwrites environmental impairment liability insurance on a claims made basis and has excluded such claims from this analyses.

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

     Due to this uncertainty, it is not possible to determine the future development of asbestos and environmental claims with the same degree of reliability as is with other types of claims. Such future development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by the changes in Superfund and waste dump site coverage issues. AIG and other industry members will continue to litigate the broadening judicial interpretation of the policy coverage and the liability issues.

     Although the estimated liabilities with respect to asbestos and environmental reserves are subject to a significantly greater margin of error than for other loss reserves, the asbestos and environmental reserves carried at the balance sheet date are believed to be adequate as these reserves are based on the known facts and current law. Furthermore, as AIG’s net exposure retained relative to the gross exposure written was lower in 1984 and prior years, the potential impact of these claims is much smaller on the net loss reserves than on the gross loss reserves. However, if the asbestos and environmental reserves develop deficiently, such deficiency would have an adverse impact on future results of operations. (See the previous discussion on reinsurance collectibility herein.) AIG does not discount its asbestos and environmental reserves.

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

     With respect to asbestos claims reserves, AIG has resolved all claims with respect to miners and major manufacturers (Tier 1), and payments have been completed or reserves are established to cover future payment obligations. Asbestos claims with respect to products containing asbestos (Tier 2), are generally very mature losses, and have been appropriately recognized and reserved by AIG’s asbestos claims operation. AIG believes that the vast majority of the incoming claims with respect to products containing small amounts of asbestos, companies in the distribution chain and parties with remote, ill-defined involvement with asbestos (Tier 3 and 4), should not impact its coverage. This is due to a combination of factors, including peripheral companies increasingly being named in asbestos litigation, smaller limits issued to peripheral defendants, tenuous liability cases against peripheral defendants, attachment points of the excess policies, and the manner in which resolution of these weaker cases would be allocated among all insurers, including non-AIG companies, over a long period of time.

     AIG believes the majority of its known long tail environmental exposures have been resolved utilizing a combination of pro-active claim-handling techniques including policy buybacks, complete environmental releases, compromise settlements, and, where indicated, litigation. Current and new claims are generally cases of declining severity. Strong coverage defenses (including late notice) and stronger liability defenses are among the factors contributing to declining severity.

     In order to test the overall reasonableness of the asbestos and environmental reserves established using the ground up approach, AIG uses primarily two methods, the market share method and the frequency/ severity method. The market share method produces indicated asbestos and environmental reserves needs by applying the appropriate AIG company market share to estimated potential industry ultimate loss and loss expenses based on the latest estimates from A.M. Best and Tillinghast.

     The second method, the frequency/ severity approach, utilizes current information as the basis of an analysis that predicts for each of the next ten years a number with respect to future expected environmental claims and the average se-

American International Group, Inc. and Subsidiaries
verity of each. The estimated trend in frequency is based upon assumptions judged by AIG to be the most reasonable. The trend in severity starts with severities based on current actual average severity using the varying case adequacy assumptions and trending forward under assumptions deemed most reasonable by AIG. A similar frequency/ severity analysis is also performed for asbestos. However, future asbestos claims (IBNR) are projected for each of the next twenty years.

     Based on the mean indication of reserve needs with respect to the market share method and based on the median indication of reserve needs with respect to the frequency/severity approach, AIG’s net carried reserves were within approximately $25 million and approximately $50 million, respectively, of the indicated reserve needs. Hence, each of these methodologies indicated that the reserves carried were reasonable as at December 31, 2003.

     Quantitative techniques frequently have to be supplemented by subjective consideration, including managerial judgment, to assure management satisfaction that the overall reserves are adequate to meet projected losses.

A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined at March 31, 2004 and 2003 follows:

	2004		2003

(in millions)	Gross	Net	Gross	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$1,235	$386	$1,304	$400
Losses and loss expenses incurred*	49	20	39	15
Losses and loss expenses paid*	(109)	(38)	(110)	(32)

Reserve for losses and loss expenses at end of period	$1,175	$368	$1,233	$383

Environmental:
Reserve for losses and loss expenses at beginning of year	$789	$283	$832	$296
Losses and loss expenses incurred*	–	(10)	(18)	(7)
Losses and loss expenses paid*	(33)	(13)	(38)	(21)

Reserve for losses and loss expenses at end of period	$756	$260	$776	$268

Combined:
Reserve for losses and loss expenses at beginning of year	$2,024	$669	$2,136	$696
Losses and loss expenses incurred*	49	10	21	8
Losses and loss expenses paid*	(142)	(51)	(148)	(53)

Reserve for losses and loss expenses at end of period	$1,931	$628	$2,009	$651

*	All amounts pertain to policies underwritten in prior years.

The gross and net IBNR included in the reserve for losses and loss expenses at March 31, 2004 and December 31, 2003 were estimated as follows:

	2004		2003

(in millions)	Gross	Net	Gross	Net

Combined	$1,028	$277	$1,042	$280

A summary of asbestos and environmental claims count activity for the three month periods ended March 31, 2004 and 2003 was as follows:

	2004			2003

(in millions)	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	7,474	8,852	16,326	7,085	8,995	16,080
Claims during year:
Opened	201	967	1,168	99	387	486
Settled	(60)	(50)	(110)	(30)	(54)	(84)
Dismissed or otherwise resolved	(229)	(856)	(1,085)	(23)	(787)	(810)

Claims at end of period	7,386	8,913	16,299	7,131	8,541	15,672

     A.M. Best, an insurance rating agency, has developed a survival ratio to measure the number of years it would take a company to exhaust both its asbestos and environmental reserves for losses and loss expenses based on that company’s current level of asbestos and environmental claims payments. This is a ratio derived by taking the current ending losses and loss expense reserves and dividing by the average annual payments for the prior three years. Therefore, the ratio derived is a simplistic measure of an estimate of the number of years it would be before the current ending losses and loss expense reserves would be paid off using recent average payments. The higher the ratio, the more years the reserves for losses and loss

American International Group, Inc. and Subsidiaries
expenses cover these claims payments. These ratios are computed based on the ending reserves for losses and loss expenses over the respective claims settlement during the fiscal year. Such payments include indemnity payments and legal and loss adjustment payments. It should be noted, however, that this is an extremely simplistic approach to measuring asbestos and environmental reserve levels. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have a significant impact on the amount of asbestos and environmental losses and loss expense reserves, ultimate payments made and the resultant ratio.

     AIG believes that voluntary payments with respect to environmental claims should be excluded from the calculation of the survival ratio for the environmental claims. That is, involuntary payments are primarily attributable to court judgments, court orders, covered claims with no coverage defenses, state mandated clean up costs, claims where AIG’s coverage defenses are minimal and settlements that are made less than six months before the first trial setting. Payments other than these are deemed voluntary because AIG can control the amount and timing of such payments, if any.

AIG’s survival ratios for asbestos and environmental claims, separately and combined, excluding voluntary environmental claim payments, were based upon a three year average payment. These ratios at March 31, 2004 and 2003 were as follows:

	Gross	Net

2004
Survival ratios:
Asbestos	4.0	3.8
Environmental	14.2	10.6
Combined	7.0	6.4

2003
Survival ratios:
Asbestos	3.7	3.5
Environmental	15.7	11.8
Combined	6.6	6.2

Life Insurance & Retirement Services Operations

AIG’s Life Insurance & Retirement Services subsidiaries offer a wide range of traditional insurance and financial and investment products both domestically and abroad. Traditional products consist of individual and group life, annuity, endowment and accident and health policies. Financial and investment products consist of fixed and variable annuities and pensions. (See also Note 2 of Notes to Financial Statements.)

     Domestically, AIG’s Life Insurance & Retirement Services operations offer a broad range of protection products, including life insurance, group life and health products and payout annuities which include single premium immediate annuities, structured settlements and terminal funding annuities. Home service operations include an array of traditional and investment type products sold through agents. Retirement services include group retirement products, individual fixed and variable annuity operations and annuity run-off operations which include fixed and variable annuities largely sold through merger related discontinued distribution relationships. AIG’s principal domestic Life Insurance & Retirement Services operations include AIG American General Life Companies, AIG Annuity Insurance Company, The Variable Annuity Life Insurance Company (VALIC) and SunAmerica Life Insurance Company.

     Overseas, AIG’s Life Insurance & Retirement Services operations include traditional products such as whole and term life and endowments, personal accident & health products, group products including life and health and fixed and variable annuities. AIG operates overseas principally through American Life Insurance Company (ALICO), American International Assurance Company, Limited (AIA), American International Assurance Company, (Bermuda) Limited (AIA(B)), Nan Shan Life Insurance Company, Ltd. (Nan Shan) and AIG Star Life Insurance Co., Ltd. (AIG Star). AIG added significantly to its presence in Japan with the acquisition of GE Edison Life Insurance Company (now known as AIG Edison Life Insurance Company) (AIG Edison Life), in 2003. ALICO is incorporated in Delaware and all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in Europe, Africa, Latin America, the Caribbean, the Middle East, South Asia, and the Far East, with Japan being the largest territory. AIA operates primarily in China (including Hong Kong), Singapore, Malaysia and Thailand. Nan Shan operates in Taiwan. AIG Star operates in Japan.

Life Insurance & Retirement Services operations presented on a major product basis for the three month periods ending March 31, 2004 and 2003 were as follows:

(in millions)	2004	2003 (a)

GAAP premiums:
Domestic Life:
Life insurance	$430	$428
Home service	206	209
Group life/health	268	232
Payout annuities (b)	374	420

Total	1,278	1,289

Domestic Retirement Services:
Group retirement products	76	54
Individual fixed annuities	13	7
Individual variable annuities	100	73
Individual annuities-runoff (c)	20	22

Total	209	156

Total Domestic	1,487	1,445

American International Group, Inc. and Subsidiaries

(in millions)	2004	2003 (a)

Foreign Life:
Life insurance	3,870	3,236
Personal accident & health	1,029	691
Group products	416	349

Total	5,315	4,276

Foreign Retirement Services:
Individual fixed annuities	85	61
Individual variable annuities	13	3

Total	98	64

Total Foreign	5,413	4,340

Total GAAP premiums	$6,900	$5,785

Net investment income:
Domestic Life:
Life insurance	$380	$284
Home service	175	168
Group life/health	31	28
Payout annuities	199	169

Total	785	649

Domestic Retirement Services:
Group retirement products	542	491
Individual fixed annuities	758	569
Individual variable annuities	55	54
Individual annuities-runoff (c)	276	331

Total	1,631	1,445

Total Domestic	2,416	2,094

Foreign Life:
Life insurance	1,093	902
Personal accident & health	42	37
Group products	107	82
Intercompany adjustments	(4)	(3)

Total	1,238	1,018

Foreign Retirement Services:
Individual fixed annuities	208	70
Individual variable annuities	79	–

Total	287	70

Total Foreign	1,525	1,088

Total net investment income(d)	$3,941	$3,182

Realized capital gains (losses)(d)	49	(338)

Total operating income	$2,093	$1,310

Life insurance in-force (e):
Domestic	$673,443	$645,606
Foreign	968,051	951,020

Total	$1,641,494	$1,596,626

(a)	Restated to conform to 2004 presentation.

(b)	Includes structured settlements, single premium immediate annuities and terminal funding annuities.

(c)	Represents runoff annuity business sold through merger related discontinued distribution relationships.

(d)	For purposes of this presentation, investment income reflects certain amounts of realized capital gains where the gains are deemed to be an inherent element in pricing certain life products in some foreign countries.

(e)	Amounts presented were as at March 31, 2004 and December 31, 2003.

Life Insurance & Retirement Services Results

The increase in operating income in the first three months of 2004 when compared to the same period of 2003 was caused in part by strong growth, particularly overseas, and the improvement in realized capital gains (losses) relative to the same period of 2003.

     The contribution of Life Insurance & Retirement Services operating income to AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change amounted to 48.8 percent in the first three months of 2004 compared to 44.8 percent in the same period of 2003.

     Life GAAP premiums grew in the first three months of 2004 when compared with the same period in 2003. Domestically, the growth is predominantly attributable to Group/life health, Group retirement products and Individual fixed and variable annuities. With respect to Foreign Life, the majority of the growth in GAAP Life & Retirement Services premiums was attributable to the Life insurance and Personal accident & health lines of business. This growth was most significant in Southeast Asia where AIG maintains significant market share established by its strong agency force, and in Japan, where AIG is benefiting from a flight to quality. Foreign Life Insurance & Retirement Services operations produced 78.5 percent and 75.0 of Life Insurance & Retirement Services GAAP premiums in 2004 and 2003, respectively.

     As previously discussed, the U.S. dollar weakened in relation to most major foreign currencies in which AIG transacts business. Accordingly, for the first three months of 2004, when foreign life premiums were translated into U.S. dollars for purposes of the preparation of the consolidated financial statements, total life premiums were approximately 5.3 percentage points more than they would have been if translated utilizing exchange rates prevailing in 2003.

     Under U.S. GAAP, deposits and certain other considerations received under deferred annuity (variable and fixed) and universal life contracts are not included as GAAP premiums. If such amounts were to be included, the overall growth from 2004 over 2003 would be more dramatic, due in part to large increases in foreign individual fixed annuities.

     The growth in net investment income in the first three months of 2004 when compared to the same period of 2003 was attributable to both foreign and domestic invested new cash flow for investment as well as improved returns on nontraditional investments. Additionally, net investment income was positively impacted by the compounding of previously earned and reinvested net investment income. (See also the discussion under “Liquidity” herein.)

     Life Insurance & Retirement Services investment portfolios are managed within the overall objectives of the Life Insurance & Retirement Services operations. The realized capital gains in the first three months of 2004 reflect an improved economy, stronger corporate balance sheets and a significantly lower level of impairments. The realized capital losses in the first three months of 2003 reflect impairment loss provisions for certain equity and fixed income holdings. (See also the discussion on “Valuation of Invested Assets” herein.)

American International Group, Inc. and Subsidiaries

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

     AIG’s foreign life companies limit their maximum underwriting exposure on traditional life insurance of a single life to approximately $1.5 million of coverage and AIG’s domestic life companies generally limit their maximum underwriting exposure on traditional life insurance of a single life to $2.5 million of coverage by using yearly renewable term reinsurance. (See also the discussion under “Liquidity” herein.)

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

     A number of guaranteed benefits are offered on certain variable life products. (For further discussion see Note 7 of Notes to Financial Statements.)

     DAC for life insurance products arises from the deferral of those costs that vary with, and are directly related to, the acquisition of new or renewal business. Policy acquisition costs for traditional life insurance products are generally deferred and amortized over the premium paying period of the policy. Policy acquisition costs which relate to universal life and investment-type products, including fixed annuities, (nontraditional life products) are deferred and amortized, with interest, as appropriate, in relation to the historical and future incidence of estimated gross profits to be realized over the estimated lives of the contracts. With respect to variable annuities, AIG’s policy, as appropriate, has been to adjust amortization assumptions for DAC when estimates of current or future gross profits to be realized from these contracts are revised. With respect to variable annuities sold domestically (representing the vast majority of AIG’s variable annuity business), the assumption for the long-term annual net growth rate of the equity markets used in the determination of DAC amortization is approximately 10 percent. A methodology referred to as “reversion to the mean” is used to maintain this long-term net growth rate assumption, while giving consideration to short-term variations in equity markets. Estimated gross profits include investment income and gains and losses

American International Group, Inc. and Subsidiaries
on investments less interest required as well as other charges in the contract less actual mortality and expenses. Current experience and changes in the expected future gross profits are analyzed to determine the impact on the amortization of DAC. The estimation of projected gross profits requires significant management judgment. The elements with respect to the current and projected gross profits are reviewed and analyzed quarterly and are appropriately adjusted.

     AIG’s variable annuity earnings will be affected by changes in market returns because separate account revenues, primarily composed of mortality and expense charges and asset management fees, are a function of asset values.

     DAC for both traditional life and nontraditional life products as well as retirement services products are subject to review for recoverability, which involve estimating the future profitability of current business. This review also involves significant management judgment. If the actual emergence of future profitability were to be substantially different than that estimated, AIG’s results of operations could be significantly impacted.

Insurance Invested Assets

AIG’s general strategy is to invest in high quality securities while maintaining diversification to avoid significant exposure to issuer, industry and/or country concentrations. With respect to General Insurance, AIG’s strategy is to invest in longer duration fixed maturities to maximize the yields at the date of purchase. With respect to Life Insurance & Retirement Services, AIG’s strategy is to produce cash flows required to meet maturing insurance liabilities. (See also the discussion under “Operating Review: Life Insurance & Retirement Services Operations” herein.) AIG invests in equities for various reasons, including diversifying its overall exposure to interest rate risk. Equity securities are subject to declines in fair value. Such declines in fair value are presented in unrealized appreciation or depreciation of investments, net of taxes as a component of comprehensive income. Generally, insurance regulations restrict the types of assets in which an insurance company may invest. When permitted by regulatory authorities and when deemed necessary to protect insurance assets, including invested assets, from adverse movements in foreign currency exchange rates, interest rates and equity prices, AIG and its insurance subsidiaries may enter into derivative transactions as end users. (See also the discussion under “Derivatives” herein.)

     In certain jurisdictions, significant regulatory and/or foreign governmental barriers exist which may not permit the immediate free flow of funds between insurance subsidiaries or from the insurance subsidiaries to AIG parent. These barriers generally cause only minor delays in the outward remittance of the funds.

The following tables summarize the composition of AIG’s insurance invested assets by insurance segment, at March 31, 2004 and December 31, 2003:

		Life
		Insurance &			Percent Distribution
March 31, 2004	General	Retirement		Percent
(dollars in millions)	Insurance	Services	Total	of Total	Domestic	Foreign

Fixed Maturities:
Available for sale, at market value (a)	$43,463	$276,178	$319,641	72.1%	63.0%	37.0%
Held to maturity, at amortized cost	9,823	–	9,823	2.2	100.0	–
Equity securities, at market value(b)	5,220	9,127	14,347	3.2	35.4	64.6
Mortgage loans on real estate, policy and collateral loans	25	20,343	20,368	4.6	67.3	32.7
Short-term investments, including time deposits, and cash	1,724	15,357	17,081	3.9	46.1	53.9
Real estate	579	2,902	3,481	0.8	22.1	77.9
Investment income due and accrued	956	4,341	5,297	1.2	62.5	37.5
Securities lending collateral	6,256	34,439	40,695	9.2	79.1	20.9
Other invested assets	5,874	6,478	12,352	2.8	83.0	17.0

Total	$73,920	$369,165	$443,085	100.0%	64.1%	35.9%

(a)	Includes $1.97 billion of bond trading securities, at market value.

(b)	Includes $2.04 billion of nonredeemable preferred stocks, at market value.

American International Group, Inc. and Subsidiaries

		Life
		Insurance &			Percent Distribution
December 31, 2003	General	Retirement		Percent
(dollars in millions)	Insurance	Services	Total	of Total	Domestic	Foreign

Fixed Maturities:
Available for sale, at market value (a)	$41,610	$258,139	$299,749	75.9%	64.1%	35.9%
Held to maturity, at amortized cost	8,037	–	8,037	2.0	100.0	–
Equity securities, at market value(b)	5,130	4,233	9,363	2.4	53.7	46.3
Mortgage loans on real estate, policy and collateral loans	25	20,260	20,285	5.1	67.7	32.3
Short-term investments, including time deposits, and cash	1,918	6,497	8,415	2.1	50.3	49.7
Real estate	569	2,903	3,472	0.9	22.7	77.3
Investment income due and accrued	881	4,003	4,884	1.2	62.8	37.2
Securities lending collateral	5,225	24,970	30,195	7.7	76.0	24.0
Other invested assets	5,121	5,357	10,478	2.7	81.9	18.1

Total	$68,516	$326,362	$394,878	100.0%	65.4%	34.6%

(a)	Includes $282 million of bond trading securities, at market value.
(b)	Includes $1.90 billion of nonredeemable preferred stocks, at market value.

Credit Quality

At March 31, 2004, approximately 64 percent of the fixed maturities investments were domestic securities. Approximately 32 percent of such domestic securities were rated AAA by one or more of the principal rating agencies. Approximately 7 percent were below investment grade or not rated.

     A significant portion of the foreign insurance fixed income portfolio is rated by Moody’s, Standard & Poor’s (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At March 31, 2004, approximately 17 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG’s internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 6 percent were below investment grade or not rated at that date. A large portion of the foreign insurance fixed income portfolio are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

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

     As a result of these policies, AIG recorded impairment losses, net of taxes, of $130 million and $479 million in the first three months of 2004 and 2003, respectively. The recovery in global equity markets and reasonably steady domestic interest rates were the primary reasons for the decline in impairment loss recognition from 2003 to 2004.

American International Group, Inc. and Subsidiaries

     No impairment charge with respect to any one single credit was significant to AIG’s consolidated financial condition or results of operations, and no individual impairment loss exceeded 1.5 percent of consolidated net income for the first three months of 2004.

     Excluding the impairments noted above, the changes in market value for AIG’s available for sale portfolio, which constitutes the vast majority of AIG’s investments, were recorded in accumulated other comprehensive income as unrealized gains or losses.

     At March 31, 2004, the unrealized losses after taxes of the fixed maturity securities were approximately $886 million. At March 31, 2004, the unrealized losses after taxes of the equity securities portfolio were approximately $83 million.

     At March 31, 2004, aggregate unrealized gains after taxes were $13.7 billion and aggregate unrealized losses after taxes were $969 million. No single issuer accounted for more than three percent of the unrealized losses.

     At March 31, 2004, the fair value of AIG’s fixed maturities and equity securities aggregated to $345.8 billion. Of this aggregate fair value, 0.29 percent represented securities trading at or below 75 percent of amortized cost or cost.

     The impact on net income of unrealized losses after taxes will be further mitigated upon realization, because certain realized losses will be charged to participating policyholder accounts, or realization will result in current decreases in the amortization of certain deferred acquisition costs.

At March 31, 2004, unrealized losses for fixed maturity securities and equity securities did not reflect any significant industry concentrations.

The amortized cost of fixed maturities available for sale in an unrealized loss position at March 31, 2004, by contractual maturity, is shown below:

Amortized
(in millions)	Cost

Due in one year or less	$1,335
Due after one year through five years	5,022
Due after five years through ten years	11,601
Due after ten years	19,537

Total	$37,495

     In the three months ended March 31, 2004, the pretax realized losses incurred with respect to the sale of fixed maturities and equity securities were $369 million. The aggregate fair value of securities sold was $6.1 billion, which was approximately 98 percent of amortized cost. The average period of time that securities sold at a loss during the quarter ended March 31, 2004 were trading continuously at a price below book value was approximately seven months.

American International Group, Inc. and Subsidiaries

At March 31, 2004, aggregate pretax unrealized gains were $21.0 billion, while the pretax unrealized losses with respect to investment grade bonds, below investment grade bonds and equity securities were $881 million, $482 million and $127 million, respectively. Aging of the pretax unrealized losses with respect to these securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the market value is less than amortized cost or cost), including the number of respective items, was as follows:

	Less than or equal to			Greater than 20% to			Greater than
	20% of Cost(a)			50% of Cost(a)			50% of Cost(a)			Total

Aging	Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss(b)	Items

Investment grade bonds
0-6 months	$21,095	$367	1,076	$30	$10	6	$–	$–	–	$21,125	$377	1,082
7-12 months	9,971	356	734	15	4	2	–	–	–	9,986	360	736
>12 months	2,221	112	255	127	32	12	–	–	–	2,348	144	267

Total	$33,287	$835	2,065	$172	$46	20	$–	$–	–	$33,459	$881	2,085

Below investment grade bonds
0-6 months	$1,698	$80	371	$52	$15	15	$12	$10	11	$1,762	$105	397
7-12 months	209	16	65	112	29	20	–	–	–	321	45	85
>12 months	1,356	151	195	557	158	97	40	23	4	1,953	332	296

Total	$3,263	$247	631	$721	$202	132	$52	$33	15	$4,036	$482	778

Total bonds
0-6 months	$22,793	$447	1,447	$82	$25	21	$12	$10	11	$22,887	$482	1,479
7-12 months	10,180	372	799	127	33	22	–	–	–	10,307	405	821
>12 months	3,577	263	450	684	190	109	40	23	4	4,301	476	563

Total	$36,550	$1,082	2,696	$893	$248	152	$52	$33	15	$37,495	$1,363	2,863

Equity securities
0-6 months	$903	$46	504	$72	$25	47	$6	$5	8	$981	$76	559
7-12 months	75	4	52	70	18	9	7	6	14	152	28	75
>12 months	333	10	89	34	10	42	3	3	34	370	23	165

Total	$1,311	$60	645	$176	$53	98	$16	$14	56	$1,503	$127	799

(a)	For bonds, represents amortized cost.
(b)	As more fully described above, upon realization, certain realized losses will be charged to participating policyholder accounts, or realization will result in a current decrease in the amortization of certain deferred acquisition costs.

     As stated previously, the valuation for AIG’s investment portfolio comes from market exchanges or dealer quotations, with the exception of nontraded securities. AIG considers nontraded securities to mean certain fixed income investments, certain structured securities, direct private equities, limited partnerships and hedge funds. The aggregate carrying value of these securities at March 31, 2004 was approximately $67.2 billion.

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

American International Group, Inc. and Subsidiaries

Financial Services Operations

AIG’s Financial Services subsidiaries engage in diversified financial products and services including aircraft leasing, capital market transactions, and consumer and insurance premium financing. (See also Note 2 of Notes to Financial Statements.)

     AIG’s Aircraft Finance operations represent the operations of International Lease Finance Corporation (ILFC), which generates its revenues primarily from leasing new and used commercial jet aircraft to domestic and foreign airlines. Revenues also result from the remarketing of commercial jets for its own account, for airlines and for financial institutions.

     ILFC finances its purchases of aircraft primarily through the issuance of a variety of debt instruments. The composite borrowing rates at the end of the first three months of 2004 and 2003 were 4.34 percent and 4.57 percent, respectively. (See also the discussions under “Capital Resources” and “Liquidity” herein and Note 2 of Notes to Financial Statements.)

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

     ILFC typically contracts to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, ILFC has generally been able to re-lease such aircraft within two to six months of its return. While some of the lease rates for aircraft that have been redeployed are lower, this is partially offset by low interest rates, which reduce ILFC’s financing costs. As a lessor, ILFC considers an aircraft “idle” or “off lease” when the aircraft is not subject to a signed lease agreement or signed letter of intent. ILFC had one aircraft off lease at March 31, 2004 which had been off lease for less than three months. The unleased aircraft was subsequently placed. (See also the discussions under “Capital Resources” and “Liquidity” herein.)

     During 2004, ILFC entered into a securitization of a portfolio of 34 aircraft. Certain of AIG’s Life Insurance & Retirement Services businesses purchased a large share of this securitization.

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

     In the third quarter of 2003, AIG integrated the operations of AIG Trading Group Inc. and its subsidiaries (AIGTG) and AIG Financial Products Corp. and its subsidiaries (AIGFP) thereby establishing the Capital Markets operating and reporting unit. AIG believes that this will result in greater efficiencies and product synergies as well as growth opportunities. As Capital Markets is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance.

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

     Derivative transactions are entered into in the ordinary course of Capital Markets operations. Therefore, income on interest rate, equity, commodity and credit derivatives along

American International Group, Inc. and Subsidiaries
with their related hedges are recorded on a mark to market value or at estimated fair value where market prices are not readily available with the resulting unrealized gains or losses reflected in the income statement in the current year. In the first quarter of 2004, less than five percent of revenues resulted from transactions valued at estimated fair value. The mark to fair value of derivative transactions is reflected in the balance sheet in the captions “Unrealized gain on interest rate and currency swaps, options and forward transactions” and “Unrealized loss on interest rate and currency swaps, options and forward transactions.” The unrealized gain represents the present value of the aggregate of each net receivable by counterparty, and the unrealized loss represents the present value of the aggregate of each net payable by counterparty as of March 31, 2004. These amounts will change from one period to the next due to changes in interest rates, currency rates, equity prices and other market variables, as well as cash movements, execution of new transactions and the maturing of existing transactions. (See also the discussion under “Derivatives” herein.) Spread income on investments and borrowings are recorded on an accrual basis over the life of the transaction. Investments are classified as available for sale securities and are marked to market with the resulting unrealized gains or losses reflected in shareholders’ equity.

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

Financial Services operations for the three month periods ending March 31, 2004 and 2003 were as follows:

(in millions)	2004	2003

Revenues:
Aircraft Finance(a)	$752	$722
Capital Markets(b)	333	325
Consumer Finance(c)	693	639
Other	8	7

Total	$1,786	$1,693

Operating income:
Aircraft Finance	$160	$174
Capital Markets	183	211
Consumer Finance	183	148
Other, including intercompany adjustments	(3)	(3)

Total	$523	$530

(a)	Revenues were primarily from ILFC aircraft lease rentals.
(b)	Revenues were primarily from AIGFP and AIGTG proprietary positions entered into in connection with counterparty transactions.
(c)	Revenues were primarily finance charges.

Financial Services Results

ILFC’s securitization of approximately $2 billion in aircraft in the third quarter of 2003 and first quarter of 2004, and the transaction - oriented nature of Capital Markets operations were the primary reason for the decline in operating income in the first three months of 2004 compared to the same period of 2003.

     Financial Services operating income represented 12.2 percent of AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change in the first three months of 2004. This compares to 18.1 percent in the same period of 2003.

     With respect to ILFC, the revenue growth in the first three months of 2004 resulted primarily from the increase in flight equipment under operating lease and the increase in the relative cost of the leased fleet.

The composition by percentage contribution of revenues and operating income for Capital Markets in the first three months of 2004 and 2003 is set forth below. The percentages for operating income are the same as those for revenues because expenses are allocated across all products in proportion to the revenues generated by that product. Material changes in the distribution of revenues and operating income from period to period are not unusual due to the transactional nature of Capital Markets’ business.

	2004	2003

Spread income on investments and borrowings	43%	46%
Interest rate and currency products	36	30
Equity linked products	5	2
Credit linked products	10	14
Commodity and commodity linked products and other revenue	6	8

     Financial market conditions in the first quarter of 2004 compared with the first quarter of 2003 were characterized by interest rates which were broadly unchanged across fixed income markets globally, a tightening of credit spreads, and higher equity valuations. Capital Markets’ results in 2004 compared with 2003 reflected a shift in product segment activity to respond to these conditions. In particular, Capital Markets experienced increases in demand for interest and currency linked products that addressed the risk management needs of its counterparties.

     The most significant component of Capital Markets’ operating expenses is compensation, which approximated 34 percent and 32 percent of revenues in the first three months of 2004 and 2003, respectively.

     Consumer Finance revenues in the first three months of 2004 increased. The increase in revenues in the first three months of 2004 was the result of growth in average finance receivables and credit quality continues to be strong. Further, reductions of the cost to borrow led to an improvement in the operating income over the previous year.

American International Group, Inc. and Subsidiaries

Financial Services Invested Assets

The following table is a summary of the composition of AIG’s Financial Services invested assets at March 31, 2004 and December 31, 2003. (See also the discussions under “Operating Review: Financial Services Operations,” “Capital Resources” and “Derivatives” herein.)

	2004		2003

	Invested	Percent of	Invested	Percent of
(dollars in millions)	Assets	Total	Assets	Total

Flight equipment primarily under operating leases, net of accumulated depreciation	$30,807	23.8%	$30,343	23.9%
Finance receivables, net of allowance	18,494	14.3	17,609	13.9
Unrealized gain on interest rate and currency swaps, options and forward transactions	21,452	16.6	21,599	17.0
Securities available for sale, at market value	17,930	13.9	15,714	12.4
Trading securities, at market value	4,877	3.8	3,300	2.6
Securities purchased under agreements to resell, at contract value	26,347	20.4	28,144	22.2
Trading assets	1,886	1.5	2,548	2.0
Spot commodities, at market value	183	0.1	250	0.2
Other, including short-term investments	7,405	5.6	7,392	5.8

Total	$129,381	100.0%	$126,899	100.0%

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC’s debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During the first three months of 2004, ILFC acquired flight equipment costing $1.84 billion. (See also the discussion under “Operating Review: Financial Services Operations” and “Capital Resources” herein.)

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

     Securities available for sale is mainly a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At March 31, 2004, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $218 million of these securities. Securities deemed below investment grade at March 31, 2004 amounted to approximately $98 million in fair value representing 0.6 of one percent of the total AIGFP securities available for sale. $30 million of this amount is hedged with a credit derivative. There have been no significant downgrades through May 1, 2004.

     AIGFP’s risk management objective is to minimize interest rate, equity and currency risks associated with its securities available for sale. That is, when AIGFP purchases a security for its securities available for sale investment portfolio, it simultaneously enters into an offsetting fair value hedge such that the payment terms of the hedging transaction exactly offset the payment terms of the investment security. As a result of the hedging transaction, the holder of the investment security pays the return on the underlying security and receives overnight USD LIBOR plus or minus a spread based on the underlying profit on each security on the initial trade date.

American International Group, Inc. and Subsidiaries
The unrealized gains or losses that inure to the security from movements in interest rates, currency rates, or equity prices and the change in value of the related hedging transaction are recorded in operating income currently. The unrealized gain or loss that relates to the change in the un-hedged risk (credit spreads) with respect to these investments is recorded in shareholders’ equity, net of tax. When a security is sold, the related hedging transaction is also terminated. The realized gain or loss with respect to each security and its related hedge are recorded in operating income.

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

     AIGTG conducts, as principal, market making and trading activities in foreign exchange, and commodities, primarily precious and base metals. AIGTG owns inventories in the commodities in which it trades and may reduce the exposure to market risk through the use of swaps, forwards, futures and option contracts. AIGTG uses derivatives to manage the economic exposure of its various trading positions and transactions from adverse movements of interest rates, foreign currency exchange rates and commodity prices. AIGTG supports its trading activities largely through trading liabilities, unrealized losses on swaps, short-term borrowings, securities sold under agreements to repurchase and securities and commodities sold but not yet purchased. (See also the discussions under “Capital Resources.”)

The gross unrealized gains and gross unrealized losses of Capital Markets included in the financial services assets and liabilities at March 31, 2004 were as follows:

	Gross	Gross
	Unrealized	Unrealized
(in millions)	Gains	Losses

Securities available for sale, at market value	$2,273	$2,283
Unrealized gain/ loss on interest rate and currency swaps, options and forward transactions(a)	21,452	15,731
Trading assets	8,960	7,059
Spot commodities, at market value	–	13
Trading liabilities	–	1,015
Securities and spot commodities sold but not yet purchased, at market value	–	722

(a)	These amounts are also presented as the respective balance sheet amounts.

     AIGFP’s interest rate and currency risks on securities available for sale, at market, are managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At March 31, 2004, the unrealized gains and losses remaining after the benefit of the offsets were $48 million and $58 million, respectively.

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

Asset Management Operations

AIG’s Asset Management operations offer a variety of investment related services and investment products, including mutual funds’ management, investment asset management and the sale of guaranteed investment contracts, also known as funding agreements (GICs). Such services and products are offered to individuals and institutions both domestically and overseas.

American International Group, Inc. and Subsidiaries

     AIG’s principal Asset Management operations are conducted through AIG SunAmerica and AIG Global Investment Group. AIG SunAmerica sells and manages mutual funds and provides financial services. AIG Global Investment Group manages invested assets on a global basis and third-party institutional, retail and private equity funds, provides securities lending and custodial services and organizes and manages the invested assets of institutional private equity investment funds. Each of these subsidiary operations receives fees for investment products and services provided.

     As previously stated, AIG has reformatted its presentation from Retirement Services and Asset Management to Asset Management. Included in Asset Management are the results of AIG’s asset management and brokerage services operations, mutual fund operations and the foreign and domestic guaranteed investment contract operations.

Asset Management revenues and operating income for the three month periods ending March 31, 2004 and 2003 were as follows:

(in millions)	2004	2003

Revenues:
Guaranteed investment contracts	$660	$625
Institutional Asset Management*	189	155
Brokerage Services and Mutual Funds	60	48

Total	$909	$828

Operating income:
Guaranteed investment contracts	$157	$119
Institutional Asset Management*	62	44
Brokerage Services and Mutual Funds	20	12

Total	$239	$175

*	Includes AIG Global Investment Group and certain smaller asset management operations.

Asset Management Results

Asset Management operating income increased in the first three months of 2004 compared to the same period of 2003 as a result of the upturn in worldwide financial markets and a strong global product portfolio. The operating income growth results from fees related to the management of mutual funds and various investment portfolios that are in great part contingent upon the growth in the equity markets and customer interest in equity sensitive products. Thus, as equity markets expand and contract, the appetite for private equity investment changes, and the revenues and operating income with respect to the asset management portion of this segment can be expected to be similarly affected. Guaranteed investment contracts, also known as funding agreements (GICs), are sold domestically and abroad to both institutions and individuals. These products are written on an opportunistic basis when market conditions are favorable. Thus, revenues, operating income and cash flow attributable to GICs will vary from one reporting period to the next.

     Asset Management operating income represented 5.6 percent of AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change in the first three months of 2004. This compares to 6.0 percent in the same period of 2003.

     At March 31, 2004, AIG’s third party assets under management, including both retail mutual funds and institutional accounts, approximated $48 billion and the aggregate GIC reserve was $48.4 billion.

Other Operations

Other income (deductions) – net includes partnership income generated by the investment of capital held by AIG SunAmerica, AIG’s equity in certain minor majority-owned subsidiaries and certain partially owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. Other income (deductions) – net amounted to $(20) million and $(114) million in the first three months of 2004 and 2003, respectively. The improvement in the first three months of 2004 compared to the same period of 2003 was primarily the result of stronger performance of AIG SunAmerica investments in partnerships.

Capital Resources

At March 31, 2004, AIG had total shareholders’ equity of $76.78 billion and total borrowings of $80.91 billion. At that date, $72.09 billion of such borrowings were either not guaranteed by AIG or were AIGFP’s matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

Borrowings

At March 31, 2004, AIG’s net borrowings were $8.82 billion after reflecting amounts that were matched borrowings under AIGFP’s obligations of GIAs and matched notes and bonds payable and amounts not guaranteed by AIG. The following table summarizes borrowings outstanding at March 31, 2004 and December 31, 2003:

(in millions)	2004	2003

AIG’s net borrowings	$8,815	$7,650
AIGF P
GIAs	15,414	15,337
Matched notes and bonds payable	16,320	15,289
Borrowings not guaranteed by AIG	40,359	39,002

Total	$80,908	$77,278

American International Group, Inc. and Subsidiaries

Borrowings issued or guaranteed by AIG and those borrowings not guaranteed by AIG at March 31, 2004 and December 31, 2003 were as follows:

(in millions)	2004	2003

AIG borrowings:
Medium term notes	$767	$791
Notes and bonds payable	3,150	3,141
Loans and mortgages payable	336	337

Total	4,253	4,269

Borrowings guaranteed by AIG:
AIGFP
GIAs	15,414	15,337
Notes and bonds payable	17,268	16,203

Total	32,682	31,540

AIG Funding, Inc. commercial paper	2,519	1,223

AGC Notes and bonds payable	1,095	1,244

Total borrowings issued or guaranteed by AIG	40,549	38,276

Borrowings not guaranteed by AIG:
ILFC
Commercial paper	1,854	1,575
Medium term notes	5,965	5,960
Notes and bonds payable(a)	14,795	14,431
Loans and mortgages payable(b)	125	143

Total	22,739	22,109

AGF
Commercial paper	3,202	2,877
Medium term notes	10,082	9,714
Notes and bonds payable	1,723	1,739

Total	15,007	14,330

Commercial paper:
AIG Credit Card Company (Taiwan)	229	250
AIG Finance (Taiwan) Limited	9	13

Total	238	263

Loans and mortgages payable:
AIGCFG	616	624
AIG Finance (Hong Kong) Limited	119	165

Total	735	789

Other Subsidiaries	870	727

Variable Interest Entity debt:
ILFC	459	464
AIG Global Investment Group	–	6
AIG Capital Partners	145	148
AIG SunAmerica	166	166

Total	770	784

Total borrowings not guaranteed by AIG	40,359	39,002

Total Borrowings	$80,908	$77,278

(a)	Includes borrowings under Export Credit Facility of $1.7 billion.
(b)	Capital lease obligations.

     AIGFP uses the proceeds from the issuance of notes and bonds and GIA borrowings to invest in a diversified portfolio of securities and derivative transactions. The borrowings may also be temporarily invested in securities purchased under agreements to resell. (See also the discussions under “Operating Review,” “Liquidity” and “Derivatives” herein.)

     AIG Funding, Inc. (Funding), through the issuance of commercial paper, helps fulfill the short-term cash requirements of AIG and its subsidiaries. Funding intends to continue to meet AIG’s funding requirements through the issuance of commercial paper guaranteed by AIG. The issuance of Funding’s commercial paper is subject to the approval of AIG’s Board of Directors.

     ILFC and AGF as well as AIG Credit Card Company (Taiwan) – (AIGCCC-Taiwan) and AIG Finance (Taiwan) Limited – (AIGF-Taiwan), both consumer finance subsidiaries in Taiwan, have issued commercial paper for the funding of their own operations. At March 31, 2004, AIG did not guarantee the commercial paper of any of its subsidiaries other than Funding. (See also the discussion under “Derivatives” herein.)

     AIG and Funding are parties to unsecured syndicated revolving credit facilities (collectively, the Facility) aggregating $2.75 billion. The Facility consists of $1.375 billion in a short-term revolving credit facility and $1.375 billion in a five year revolving credit facility. The Facility can be used for general corporate purposes and also to provide backup for Funding’s commercial paper programs. There are currently no borrowings outstanding under the Facility, nor were any borrowings outstanding as of March 31, 2004.

     AGF is a party to unsecured syndicated revolving credit facilities aggregating $3.0 billion. The facilities consist of $1.5 billion in a short-term revolving credit facility and $1.5 billion in a five year revolving credit facility, which support AGF’s commercial paper borrowings. There are currently no borrowings under these facilities, nor were any borrowings outstanding as of March 31, 2004. AGF had $8.3 billion in aggregate principal amount of debt securities registered and available for issuance at March 31, 2004. AGF uses the proceeds from the issuance of notes and bonds for the funding of its finance receivables.

     Proceeds from the collection of finance receivables will be used to pay the principal and interest with respect to AGF’s debt.

     ILFC is a party to unsecured syndicated revolving credit facilities aggregating $4.2 billion at March 31, 2004. The facilities are used to support ILFC’s maturing debt and other obligations and consist of $3.15 billion in a short-term revolving credit facility and $1.05 billion in a three year revolving credit facility. There are currently no borrowings under these facilities, nor were any borrowings outstanding as of March 31, 2004.

     At March 31, 2004, ILFC had increased the aggregate principal amount outstanding of its medium term and long-term notes including $823 million resulting from foreign exchange translation. ILFC had $11.08 billion of debt securities registered for public sale at March 31, 2004. As of March 31, 2004, $6.95 billion of debt securities were issued. In addition, ILFC has a Euro Medium Term Note Program for $5.0 billion, under which $3.39 billion in notes were sold through March 31, 2004. ILFC has substantially eliminated the cur-

American International Group, Inc. and Subsidiaries
rency exposure arising from foreign currency denominated notes by either hedging the notes through swaps or through the offset provided by operating lease payments. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

     ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these borrowings depending on the delivery date of the aircraft. At March 31, 2004, ILFC had $1.7 billion outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. Borrowings with respect to this facility are included in Notes and Bonds Payable in the preceding table of borrowings. During 2003, ILFC entered into various bank financings for a total funded amount of $1.3 billion. The financings mature through 2009. One tranche of one of the loans totaling $410 million was funded in Japanese yen and swapped to U.S. dollars.

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

     AIGFP has established a Euro Medium Term Note Program under which an aggregate principal amount of up to $4.0 billion of notes may be outstanding. As of March 31, 2004, $5.34 billion of notes had been issued under the program, $3.43 billion of which were outstanding. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

     During the first three months of 2004, AIG did not issue any medium term notes, and $24 million of previously issued notes matured or were redeemed. At March 31, 2004, AIG had $140 million in aggregate principal amount of debt securities registered for issuance from time to time. AIG has filed a universal shelf registration statement to sell up to $5.1 billion of debt securities, preferred and common stock and other securities. AIG has no current plans to issue the equity, equity-linked or capital securities included in the registration statement, but intends to continue its customary practice of issuing securities from time to time for general corporate purposes.

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

Shareholders’ Equity

AIG’s shareholders’ equity increased $5.53 billion during the first three months of 2004. During the first three months of 2004, retained earnings increased $2.49 billion, resulting from net income less dividends. Unrealized appreciation of investments, net of taxes increased $2.93 billion and the cumulative translation adjustment loss, net of taxes, decreased $125 million. The change from period to period with respect to the unrealized appreciation of investments, net of taxes, was primarily impacted by the decrease in domestic interest rates. During the first three months of 2004, there was a gain of $44 million, net of taxes relating to derivative contracts designated as cash flow hedging instruments. (See also the discussion under “Operating Review” and “Liquidity” herein and the Consolidated Statement of Comprehensive Income.)

     AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities.

Stock Repurchase

During the period January 1, 2004 through March 31, 2004, AIG repurchased in the open market 1,313,300 shares of its common stock. AIG from time to time may buy its common shares in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans.

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

American International Group, Inc. and Subsidiaries

     With respect to AIG’s foreign insurance subsidiaries, the most significant insurance regulatory jurisdictions include Bermuda, Japan, Hong Kong and the Republic of China.

     At March 31, 2004, there were no significant statutory or regulatory issues which would impair AIG’s financial condition, results of operations or liquidity, but there can be no assurance that such issues will not arise in the future. To AIG’s knowledge, no AIG company is on any regulatory or similar “watch list.” (See also the discussion under “Liquidity” herein.)

Regulation and Supervision

AIG’s insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and jurisdictions in which they do business. The National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company’s statutory surplus to the risk inherent in its overall operations. At March 31, 2004, the risk-based adjusted surplus of each of AIG’s domestic general companies and of each of AIG’s domestic life companies exceeded each of their RBC standards. Federal, state or local legislation may affect AIG’s ability to operate and expand its various financial services businesses and changes in the current laws, regulations or interpretations thereof may have a material adverse effect on these businesses.

     AIG’s operations are negatively impacted under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company’s future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits for 2003 were $77 million. Based upon current information, AIG does not anticipate that its net assessment will be significantly different during 2004.

     AIG is also required to participate in various involuntary pools (principally workers’ compensation business) which provide insurance coverage for those not able to obtain such coverage in the voluntary markets. This participation is also recorded upon notification, as these amounts cannot reasonably be estimated.

     A substantial portion of AIG’s General Insurance business and a majority of its Life Insurance & Retirement Services business are conducted in foreign countries. The degree of regulation and supervision in foreign jurisdictions varies from minimal in some to stringent in others. Generally, AIG, as well as the underwriting companies operating in such jurisdictions, must satisfy local regulatory requirements. Licenses issued by foreign authorities to AIG subsidiaries are subject to modification and revocation. Thus, AIG’s insurance subsidiaries could be prevented from conducting future business in certain of the jurisdictions where they currently operate. AIG’s international operations include operations in various developing nations. Both current and future foreign operations could be adversely affected by unfavorable political developments up to and including nationalization of AIG’s operations without compensation. Adverse effects resulting from any one country may impact AIG’s results of operations, liquidity and financial condition depending on the magnitude of the event and AIG’s net financial exposure at that time in that country.

Contractual Obligations and Other

Commercial Commitments

The maturity schedule of AIG’s contractual obligations at March 31, 2004 was as follows:

(in millions)

		Payments due by Period

		Less	One	Four
		Than	Through	Through	After
	Total	One	Three	Five	Five
	Payments	Year	Years	Years	Years

Borrowings*	$72,325	$20,854	$15,609	$10,762	$25,100
Aircraft purchase commitments	24,511	3,172	10,115	8,810	2,414

Total	$96,836	$24,026	$25,724	$19,572	$27,514

*	Excludes commercial paper and obligations included as debt pursuant to FIN 46R and includes ILFC’s capital lease obligations.

American International Group, Inc. and Subsidiaries

The maturity schedule of AIG’s other commercial commitments by segment at March 31, 2004 was as follows:

(in millions)

		Amount of Commitment Expiration

		Less	One	Four
	Total	Than	Through	Through	After
	Amounts	One	Three	Five	Five
	Committed	Year	Years	Years	Years

Letters of credit:
Life Insurance & Retirement Services	$140	$110	$–	$–	$30
DBG	212	111	101	–	–
Standby letters of credit:
Capital Markets	1,619	53	11	16	1,539
Guarantees:
Life Insurance & Retirement Services	3,221	177	2,173	369	502
Asset Management	150	83	56	11	–
Other commercial commitments(a):
Capital Markets(b)	15,529	190	1,394	2,510	11,435
Aircraft Finance(c)	1,446	–	597	411	438
Life Insurance & Retirement Services	2,359	384	1,079	122	774
Asset Management	2,956	2,756	118	–	82
DBG	1,940	–	–	–	1,940

Total	$29,572	$3,864	$5,529	$3,439	$16,740

(a)	Excludes commitments with respect to pension plans.
(b)	Primarily liquidity facilities provided in connection with certain municipal swap transactions.
(c)	Primarily in connection with options to acquire aircraft.

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

Special Purpose Vehicles and Off Balance Sheet Arrangements

AIG uses special purpose vehicles (SPVs) and off balance sheet arrangements in the ordinary course of business. As a result of recent changes in accounting, a number of SPVs and off balance sheet arrangements have been reflected in AIG’s consolidated financial statements. In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 addressed the consolidation and disclosure rules for nonoperating entities that are now defined as Variable Interest Entities (VIEs). In December 2003, FASB issued a revision to Interpretation No. 46 (FIN 46R). In November 2002, FASB issued Interpretation No. 45 “Guarantors’ Accounting And Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (FIN 45). For additional information related to AIG’s activities with respect to VIEs and certain guarantees see Note 7 of Notes to Financial Statements and also Note 20 of Notes to Financial Statements in AIG’s December 31, 2003 10-K. Also, for additional disclosure regarding AIG’s commercial commitments (including guarantors), see “Contractual Obligations and Other Commercial Commitments” herein.

     AIG has restrictive guidelines with respect to the formation of and investment in SPVs and off balance sheet arrangements.

Liquidity

AIG’s liquidity is primarily derived from the operating cash flows of its General and Life Insurance & Retirement Services operations.

     At March 31, 2004, AIG’s consolidated invested assets included $18.70 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first three months of 2004 amounted to $9.22 billion.

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

American International Group, Inc. and Subsidiaries

     Management believes that AIG’s liquid assets, its net cash provided by operations, and access to the capital markets will enable it to meet any foreseeable cash requirements.

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG’s insurance operations generated approximately $17.2 billion in pretax cash flow during the first three months of 2004. Cash flow includes periodic premium collections, including policyholders’ contract deposits, cash flows from investment operations and paid loss recoveries less reinsurance premiums, losses, benefits, and acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG’s insurance investment operations generated approximately $4.5 billion in investment income cash flow during the first three months of 2004. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains net of realized capital losses. (See also the discussions under “Operating Review: General Insurance Operations” and “Life Insurance & Retirement Services Operations” herein.)

     With respect to General Insurance operations, if paid losses accelerated beyond AIG’s ability to fund such paid losses from current operating cash flows, AIG might need to liquidate a portion of its General Insurance investment portfolio and/or arrange for financing. Potential events causing such a liquidity strain could be the result of several significant catastrophic events occurring in a relatively short period of time. Additional strain on liquidity could occur if the investments sold to fund such paid losses were sold into a depressed market place and/or reinsurance recoverable on such paid losses became uncollectible or collateral supporting such reinsurance recoverable significantly decreased in value. (See also the discussions under “Operating Review: General Insurance Operations” herein.)

     With respect to Life Insurance & Retirement Services operations, if a substantial portion of the Life Insurance & Retirement Services operations bond portfolio diminished significantly in value and/or defaulted, AIG might need to liquidate other portions of its Life Insurance & Retirement Services investment portfolio and/or arrange financing. Potential events causing such a liquidity strain could be the result of economic collapse of a nation or region in which AIG Life Insurance & Retirement Services operations exist, nationalization, terrorist acts or other such economic or political upheaval. (See also the discussions under “Operating Review: Life Insurance & Retirement Services Operations” herein.)

     In addition to the combined insurance pretax operating cash flow, AIG’s insurance operations held $17.08 billion in cash and short-term investments at March 31, 2004. Operating cash flow and the cash and short-term balances held provided AIG’s insurance operations with a significant amount of liquidity.

     This liquidity is available, among other things, to purchase predominately high quality and diversified fixed income securities and, to a lesser extent, marketable equity securities, and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $38 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $54 billion of fixed income securities and marketable equity securities during the first three months of 2004.

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

     Due to the nature of each insurance segment, AIG manages the General and Life Insurance & Retirement Services operations separately. As a result, AIG manages separately the invested assets of each. Accordingly, the VaR analysis was separately performed for the General and the Life Insurance & Retirement Services operations.

American International Group, Inc. and Subsidiaries

     AIG calculated the VaR with respect to the net fair value of each of AIG’s insurance segments as of March 31, 2004 and December 31, 2003. AIG uses the historical simulation methodology which entails repricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was repriced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95 percent confidence (i.e., only 5 percent of historical scenarios show losses greater than the VaR figure). A one month holding period was assumed in computing the VaR figure.

The following table presents the VaR on a combined basis and of each component of market risk for each of AIG’s insurance segments as of March 31, 2004 and December 31, 2003. VaR with respect to combined operations cannot be derived by aggregating the individual risk or segment amounts presented herein.

			Life Insurance &
			Retirement
	General Insurance		Services

(in millions)	2004	2003	2004	2003

Market risk:
Combined	$1,101	$1,100	$3,226	$3,075
Interest rate	1,223	1,173	3,007	2,967
Currency	91	125	305	257
Equity	775	797	832	758

The following table presents the average, high and low VaRs on a combined basis and of each component of market risk for each of AIG’s insurance segments as of March 31, 2004 and December 31, 2003.

	2004			2003

(in millions)	Average	High	Low	Average	High	Low

General Insurance:
Market risk:
Combined	$1,101	$1,101	$1,100	$888	$1,120	$658
Interest rate	1,198	1,223	1,173	732	1,173	411
Currency	108	125	91	94	147	64
Equity	786	797	775	781	935	631
Life Insurance & Retirement Services:
Market risk:
Combined	$3,151	$3,226	$3,075	$2,262	$3,419	$1,299
Interest rate	2,987	3,007	2,967	2,207	3,347	1,376
Currency	281	305	257	204	257	166
Equity	795	832	758	762	975	627

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

     ILFC is exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates. As of March 31, 2004 and December 31, 2003, AIG statistically measured the loss of fair value through the application of a VaR model. In this analysis, the net fair value of Aircraft Finance operations was determined using the financial instrument assets which included the tax adjusted future flight equipment lease revenue and the financial instrument liabilities which included the future servicing of the current debt. The estimated impact of the current derivative positions was also taken into account.

     AIG calculated the VaR with respect to the net fair value of Aircraft Finance operations using the historical simulation methodology, as previously described. As of March 31, 2004 and December 31, 2003, the average VaR with respect to the net fair value of Aircraft Finance operations was approximately $43 million and $38 million, respectively.

     Capital Markets operations are exposed to market risk due to changes in the level and volatility of interest rates, foreign currency exchange rates, equity prices and commodity prices. AIGFP and AIGTG hedge their exposure to these

American International Group, Inc. and Subsidiaries
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

     AIG calculated the VaR with respect to Capital Markets operations as of March 31, 2004 and December 31, 2003. AIG uses the historical simulation methodology which entails repricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was repriced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The final VaR number represents the maximum potential loss incurred by these scenarios with 95 percent confidence (i.e., only 5 percent of historical scenarios show losses greater than the VaR figure). A one-month holding period was assumed in computing the VaR figure.

The following table presents the VaR on a combined basis and of each component of Capital Markets risk as of March 31, 2004 and December 31, 2003. VaR with respect to combined operations cannot be derived by aggregating the individual risk presented herein.

(in millions)	2004	2003

Market risk:
Combined	$9	$5
Interest rate	9	5
Currency	1	1
Equity	1	1

American International Group, Inc. and Subsidiaries

The following table presents the average, high and low VaRs on a combined basis and of each component of Capital Markets risk as of March 31, 2004 and December 31, 2003.

	2004			2003

(in millions)	Average	High	Low	Average	High	Low

Combined	$7	$9	$5	$5	$8	$4
Interest rate	7	9	5	5	9	3
Currency	1	1	1	1	1	–
Equity	1	1	1	1	1	1

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

     Legal risk with respect to derivatives arises from the uncertainty of the enforceability, through legal or judicial processes, of the obligations of AIG’s clients and counterparties, including contractual provisions intended to reduce credit exposure by providing for the netting of mutual obligations. See also Note 21 of Notes to Financial Statements in AIG’s December 31, 2003 10-K for detailed information relating to Capital Markets derivative activities.

Recent Accounting Standards

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 changes the method of determining whether certain entities should be consolidated in AIG’s consolidated financial statements. In December 2003, FASB issued a revision to Interpretation No. 46 (FIN 46R).

     In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1). (For further discussion see Note 7 of Notes to Financial Statements.)

Controls and Procedures

AIG’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that AIG files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by AIG in the reports that it files or submits under the Exchange Act is accumulated and communicated to AIG’s management, including AIG’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. AIG’s management, with the participation of AIG’s Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of AIG’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation,

American International Group, Inc. and Subsidiaries
AIG’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures provided reasonable assurance of effectiveness as of the end of the period covered by this report. In addition, there has been no change in AIG’s internal control over financial reporting that occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.

American International Group, Inc. and Subsidiaries

PART II – OTHER INFORMATION

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

				Maximum Number
			Total Number of	of Shares that May
			Shares Purchased	Yet Be Purchased
	Total	Average	as Part of Publicly	Under the Plans
	Number of	Price Paid	Announced Plans	or Programs
Period	Shares Purchased(1)(2)	per Share	or Programs	at End of Month(3)

January 1 - 31, 2004	–	$–	–	55,319,100
February 1 - 29, 2004	–	–	–	55,319,100
March 1 - 31, 2004	1,313,300	69.58	1,313,300	54,005,800

Total	1,313,300	$69.58	1,313,300

(1)	Does not include 15,132 shares delivered or attested to in satisfaction of the exercise price by holders of AIG employee stock options exercised during the three months ended March 31, 2004.
(2)	Does not include 23,075 shares purchased by C.V. Starr & Co., Inc. at an average price of $16.96 to satisfy obligations under its employee stock option and purchase plans.
(3)	On July 19, 2002, AIG announced that its Board of Directors had authorized the open market purchase of up to 10 million shares of common stock. On February 13, 2003, AIG announced that the Board had expanded the existing program through the authorization of an additional 50 million shares. The purchase program has no set expiration or termination date.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     See accompanying Exhibit Index.

(b) Reports on Form 8-K

     During the three months ended March 31, 2004, there were no Current Reports filed on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)

/s/ HOWARD I. SMITH

(Howard I. Smith, Vice Chairman, Chief Financial Officer and Chief Administrative Officer)

Dated: May 10, 2004

EXHIBIT INDEX

Exhibit
Number	Description	Location

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None.
4	Instruments defining the rights of security holders, including indentures	Not required to be filed.
9	Voting trust agreement	None.
10	Material contracts	None.
11	Statement re computation of per share earnings	Included in Note (3) of Notes to Financial Statements.
12	Statement re computation of ratios	Filed herewith.
15	Letter re unaudited interim financial information	None.
18	Letter re change in accounting principles	None.
19	Report furnished to security holders	None.
22	Published report regarding matters submitted to vote of security holders	None.
23	Consents of experts and counsel	None.
24	Power of attorney	None.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications	Filed herewith.
99	Additional exhibits	None.