Form 10-Q
period 2004-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 2004-08-09
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ✓                         No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ✓                         No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2004: 2,605,397,546.

American International Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

(in millions) (unaudited)

	June 30,	December 31,
	2004	2003

Assets:
Investments, financial services assets and cash:
Fixed maturities:
Bonds available for sale, at market value (amortized cost: 2004 – $308,659; 2003 – $288,160)	$314,926	$300,935
Bonds held to maturity, at amortized cost (market value: 2004 – $12,686; 2003 – $8,173)	12,877	8,037
Bond trading securities, at market value (cost: 2004 – $1,813; 2003 – $252)	1,793	282
Equity securities:
Common stocks (cost: 2004 – $11,619; 2003 – $6,884)	12,566	7,678
Nonredeemable preferred stocks (cost: 2004 – $1,760; 2003 – $1,743)	1,813	1,906
Mortgage loans on real estate, net of allowance (2004 – $100; 2003 – $101)	12,455	12,295
Policy loans	6,747	6,658
Collateral and guaranteed loans, net of allowance (2004 – $16; 2003 – $15)	2,318	2,296
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2004 – $5,783; 2003 – $5,458)	31,970	30,343
Securities available for sale, at market value (cost: 2004 – $17,873; 2003 – $15,732)	17,876	15,714
Trading securities, at market value	3,616	3,300
Spot commodities, at market value	687	250
Unrealized gain on interest rate and currency swaps, options and forward transactions	18,994	21,599
Trading assets	1,411	2,548
Securities purchased under agreements to resell, at contract value	30,660	28,170
Finance receivables, net of allowance (2004 – $453; 2003 – $453)	20,339	17,609
Securities lending collateral, at cost (approximates market value)	46,893	30,195
Other invested assets	20,320	16,787
Short-term investments, at cost (approximates market value)	16,129	8,914
Cash	2,033	922

Total investments, financial services assets and cash	576,423	516,438
Investment income due and accrued	5,434	4,959
Premiums and insurance balances receivable, net of allowance (2004 – $263; 2003 – $235)	16,447	14,166
Reinsurance assets	27,359	27,962
Deferred policy acquisition costs	28,902	26,398
Investments in partially owned companies	1,551	1,428
Real estate and other fixed assets, net of accumulated depreciation (2004 – $4,496; 2003 – $4,247)	5,958	6,006
Separate and variable accounts	52,981	60,536
Goodwill	8,133	7,633
Other assets	12,794	12,820

Total assets	$735,982	$678,346

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET (continued)

(in millions, except share amounts) (unaudited)

	June 30,	December 31,
	2004	2003

Liabilities:
Reserve for losses and loss expenses	$59,251	$56,118
Reserve for unearned premiums	22,837	20,762
Future policy benefits for life and accident and health insurance contracts	95,023	92,970
Policyholders’ contract deposits	201,011	171,989
Other policyholders’ funds	9,532	9,100
Reserve for commissions, expenses and taxes	4,134	4,487
Insurance balances payable	3,277	2,592
Funds held by companies under reinsurance treaties	5,323	4,664
Income taxes payable:
Current	2,641	1,977
Deferred	3,957	5,778
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	16,484	15,337
Securities sold under agreements to repurchase, at contract value	17,003	14,810
Trading liabilities	4,534	6,153
Securities and spot commodities sold but not yet purchased, at market value	5,140	5,458
Unrealized loss on interest rate and currency swaps, options and forward transactions	13,455	15,268
Trust deposits and deposits due to banks and other depositors	3,695	3,491
Commercial paper	5,704	4,715
Notes, bonds, loans and mortgages payable	53,688	50,138
Commercial paper	2,946	1,223
Notes, bonds, loans and mortgages payable	5,821	5,865
Preferred shareholders’ equity in subsidiary companies subject to mandatory redemption	1,681	1,682
Separate and variable accounts	52,981	60,536
Minority interest	3,958	3,311
Securities lending payable	46,893	30,195
Other liabilities	21,244	18,282

Total liabilities	662,213	606,901

Preferred shareholders’ equity in subsidiary companies	192	192

Shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2004 – 2,751,327,476; 2003 – 2,751,327,476	6,878	6,878
Additional paid-in capital	565	568
Retained earnings	66,138	60,960
Accumulated other comprehensive income	1,640	4,244
Treasury stock, at cost; 2004 – 145,929,930; 2003 – 142,880,430 shares of common stock	(1,644)	(1,397)

Total shareholders’ equity	73,577	71,253

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$735,982	$678,346

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts) (unaudited)

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Revenues:
Premiums and other considerations	$32,460	$26,447	$16,321	$13,375
Net investment income	9,376	8,115	4,656	4,149
Realized capital gains (losses)	(60)	(989)	(143)	(357)
Other revenues	5,670	5,245	2,975	2,724

Total revenues	47,446	38,818	23,809	19,891

Benefits and expenses:
Incurred policy losses and benefits	27,275	22,466	13,541	11,326
Insurance acquisition and other operating expenses	11,491	9,998	5,879	5,135

Total benefits and expenses	38,766	32,464	19,420	16,461

Income before income taxes, minority interest and cumulative effect of an accounting change	8,680	6,354	4,389	3,430

Income taxes:
Current	2,600	1,511	1,127	822
Deferred	157	425	274	238

	2,757	1,936	1,401	1,060

Income before minority interest and cumulative effect of an accounting change	5,923	4,418	2,988	2,370

Minority interest	(224)	(188)	(126)	(94)

Income before cumulative effect of an accounting change	5,699	4,230	2,862	2,276

Cumulative effect of an accounting change, net of tax	(181)	–	–	–

Net income	$5,518	$4,230	$2,862	$2,276

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$2.18	$1.62	$1.09	$0.87
Cumulative effect of an accounting change, net of tax	(0.07)	–	–	–
Net income	$2.11	$1.62	$1.09	$0.87

Diluted
Income before cumulative effect of an accounting change	$2.17	$1.61	$1.09	$0.87
Cumulative effect of an accounting change, net of tax	(0.07)	–	–	–
Net income	$2.10	$1.61	$1.09	$0.87

Cash dividends per common share	$0.130	$0.094	$0.065	$0.047

Average shares outstanding:
Basic	2,609	2,610	2,608	2,610
Diluted	2,632	2,628	2,631	2,627

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions) (unaudited)

Six Months Ended June 30,	2004	2003

Summary:
Net cash provided by operating activities	$14,291	$12,652
Net cash used in investing activities	(36,058)	(25,979)
Net cash provided by financing activities	22,990	12,538

Change in cumulative translation adjustments	(112)	459
Change in cash	1,111	(330)
Cash at beginning of period	922	1,165

Cash at end of period	$2,033	$835

Cash flows from operating activities:
Net income	$5,518	$4,230

Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Change in:
General and life insurance reserves	10,356	11,503
Premiums and insurance balances receivable and payable – net	(1,596)	(2,217)
Reinsurance assets	603	(1,817)
Deferred policy acquisition costs	(1,503)	(1,398)
Investment income due and accrued	(428)	(246)
Funds held under reinsurance treaties	659	611
Other policyholders’ funds	431	189
Current and deferred income taxes – net	541	645
Reserve for commissions, expenses and taxes	(354)	81
Other assets and liabilities – net	729	666
Trading assets and liabilities – net	(482)	849
Trading securities, at market value	(316)	(2,845)
Spot commodities, at market value	(437)	(124)
Net unrealized (gain) loss on interest rate and currency swaps, options and forward transactions	792	(101)
Securities purchased under agreements to resell	(2,490)	(1,609)
Securities sold under agreements to repurchase	2,193	1,345
Securities and spot commodities sold but not yet purchased, at market value	(318)	1,244
Realized capital (gains) losses	60	989
Equity in income of partially owned companies and other invested assets	(679)	(236)
Amortization of premium and discount on securities	105	(4)
Depreciation expenses, principally flight equipment	999	908
Provision for finance receivable losses	186	183
Other – net	(278)	(194)

Total adjustments	8,773	8,422

Net cash provided by operating activities	$14,291	$12,652

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(in millions) (unaudited)

Six Months Ended June 30,	2004	2003

Cash flows from investing activities:
Cost of bonds, at market sold	$66,702	$54,747
Cost of bonds, at market matured or redeemed	7,128	7,655
Cost of equity securities sold	7,464	4,057
Realized capital gains (losses)	(60)	(989)
Purchases of fixed maturities	(98,883)	(82,232)
Purchases of equity securities	(8,615)	(3,610)
Mortgage, policy and collateral loans granted	(1,283)	(1,110)
Repayments of mortgage, policy and collateral loans	1,074	872
Sales of securities available for sale	1,058	1,554
Maturities of securities available for sale	2,097	1,439
Purchases of securities available for sale	(5,197)	(3,526)
Sales of flight equipment	1,127	14
Purchases of flight equipment	(3,369)	(3,478)
Net additions to real estate and other fixed assets	(337)	(562)
Sales or distributions of other invested assets	4,510	2,712
Investments in other invested assets	(6,576)	(4,238)
Change in short-term investments	19	769
Investments in partially owned companies	(1)	221
Finance receivable originations and purchases	(11,756)	(5,358)
Finance receivable principal payments received	8,840	5,084

Net cash used in investing activities	$(36,058)	$(25,979)

Cash flows from financing activities:
Receipts from policyholders’ contract deposits	$27,094	$15,988
Withdrawals from policyholders’ contract deposits	(11,026)	(8,096)
Change in trust deposits and deposits due to banks and other depositors	222	310
Change in commercial paper	2,712	228
Proceeds from notes, bonds, loans and mortgages payable	14,444	12,883
Repayments on notes, bonds, loans and mortgages payable	(10,975)	(7,893)
Proceeds from guaranteed investment agreements	4,318	2,672
Maturities of guaranteed investment agreements	(3,171)	(2,886)
Redemption of subsidiary company preferred stock	–	(371)
Proceeds from common stock issued	90	23
Cash dividends to shareholders	(339)	(245)
Acquisition of treasury stock	(380)	(76)
Other – net	1	1

Net cash provided by financing activities	$22,990	$12,538

Supplementary information:
Taxes paid	$1,657	$1,181

Interest paid	$2,139	$1,901

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in millions) (unaudited)

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Comprehensive income:
Net income	$5,518	$4,230	$2,862	$2,276

Other comprehensive income (loss):
Unrealized (depreciation) appreciation of investments – net of reclassification adjustments	(4,861)	7,589	(9,322)	5,650
Deferred income tax benefit (expense) on above changes	1,795	(2,688)	3,327	(2,000)
Foreign currency translation adjustments*	(43)	456	(149)	418
Applicable income tax benefit (expense) on above changes	22	(79)	3	(74)
Net derivative gains (losses) arising from cash flow hedging activities	691	122	672	(71)
Deferred income tax (expense) benefit on above changes	(199)	(28)	(224)	27
Retirement plan liabilities adjustment, net of tax	(9)	(66)	18	(26)

Other comprehensive income (loss)	(2,604)	5,306	(5,675)	3,924

Comprehensive income	$2,914	$9,536	$(2,813)	$6,200

*	Includes insignificant derivative gains and losses arising from hedges of net investments in foreign operations.
See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

NOTES TO FINANCIAL STATEMENTS

1.	Financial Statement Presentation

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

2.	Segment Information

The following table summarizes the operations by major operating segment for the six months and quarter ended June 30, 2004 and 2003:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
Operating Segments
(in millions)	2004	2003	2004	2003

Revenues:
General Insurance(a)	$20,533	$16,300	$10,370	$8,402
Life Insurance & Retirement Services(b)	21,424	17,473	10,534	8,844
Financial Services(c)	3,730	3,610	1,944	1,917
Asset Management(d)	1,940	1,635	1,031	807
Other	(181)	(200)	(70)	(79)

Consolidated	$47,446	$38,818	$23,809	$19,891

Operating income(e):
General Insurance	$3,149	$2,356	$1,582	$1,212
Life Insurance & Retirement Services	4,135	2,954	2,042	1,644
Financial Services	1,132	1,153	609	623
Asset Management	516	370	277	195
Other(f)	(252)	(479)	(121)	(244)

Consolidated	$8,680	$6,354	$4,389	$3,430

(a)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).
(b)	Represents the sum of GAAP Life Insurance & Retirement Services premiums, net investment income and realized capital gains (losses).

(c)	Represents Financial Services commissions, transactions and other fees.

(d)	Represents Asset Management commissions and other fees and fee income and net investment income with respect to guaranteed investment contracts.

(e)	Represents income before income taxes, minority interest and cumulative effect of an accounting change.

(f)	Represents other income (deductions) – net and other realized capital gains (losses).

The following table summarizes AIG’s General Insurance operations by major operating unit for the six months and quarter ended June 30, 2004 and 2003:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
General Insurance
(in millions)	2004	2003	2004	2003

Revenues:
Domestic Brokerage Group	$11,408	$9,011	$5,716	$4,689
Transatlantic	1,943	1,589	971	831
Personal Lines	2,184	1,802	1,103	914
Mortgage Guaranty	320	334	158	156
Foreign General	4,662	3,601	2,413	1,839
Reclassifications and Eliminations	16	(37)	9	(27)

Total General Insurance	$20,533	$16,300	$10,370	$8,402

Operating Income:
Domestic Brokerage Group	$1,637	$1,261	$792	$709
Transatlantic	231	177	114	96
Personal Lines	181	115	92	36
Mortgage Guaranty	199	232	99	111
Foreign General	885	608	475	287
Reclassifications and Eliminations	16	(37)	10	(27)

Total General Insurance	$3,149	$2,356	$1,582	$1,212

The following table summarizes AIG’s Life Insurance & Retirement Services operations by major operating unit for the six months and quarter ended June 30, 2004 and 2003:

	Six Months		Three Months
Life Insurance &	Ended June 30,		Ended June 30,
Retirement Services
(in millions)	2004	2003	2004	2003

Revenues:
Foreign:
American International Assurance and Nan Shan Life	$7,402	$6,317	$3,641	$3,247
ALICO, AIG Star Life and AIG Edison Life	6,107	3,989	3,043	2,083
Other	250	233	122	100
Domestic:
AGLA and AG Life(a)	4,484	4,247	2,225	2,053
VALIC, AIG Annuity and AIG SunAmerica(b)	3,181	2,687	1,503	1,361

Total Life Insurance & Retirement Services	$21,424	$17,473	$10,534	$8,844

American International Group, Inc. and Subsidiaries

2.	Segment Information (continued)

	Six Months		Three Months
Life Insurance &	Ended June 30,		Ended June 30,
Retirement Services
(in millions)	2004	2003	2004	2003

Operating Income:
Foreign:
American International Assurance and Nan Shan Life	$1,043	$676	$572	$512
ALICO, AIG Star Life and AIG Edison Life	1,275	827	689	463
Other	44	47	15	4
Domestic:
AGLA and AG Life(a)	800	755	377	340
VALIC, AIG Annuity and AIG SunAmerica(b)	973	649	389	325

Total Life Insurance & Retirement Services	$4,135	$2,954	$2,042	$1,644

(a)	Includes the life operations of AIG Life Insurance Company and American International Life Assurance Company of New York.

(b)	“AIG SunAmerica” represents the annuity operations of AIG SunAmerica Life Assurance Company, as well as those of First SunAmerica Life Insurance Company and SunAmerica Life Insurance Company.

The following table summarizes AIG’s Financial Services operations by major operating unit for the six months and quarter ended June 30, 2004 and 2003:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
Financial Services
(in millions)	2004	2003	2004	2003

Revenues:
Aircraft Finance	$1,562	$1,487	$810	$765
Capital Markets*	735	808	402	483
Consumer Finance	1,416	1,293	723	654
Other	17	22	9	15

Total Financial Services	$3,730	$3,610	$1,944	$1,917

Operating income:
Aircraft Finance	$343	$358	$183	$184
Capital Markets*	416	488	233	277
Consumer Finance	375	315	192	167
Other	(2)	(8)	1	(5)

Total Financial Services	$1,132	$1,153	$609	$623

*	Represents AIG Financial Products Corp. and AIG Trading Group Inc.

The following table summarizes AIG’s Asset Management revenues and operating income for the six months and quarter ended June 30, 2004 and 2003:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
Asset Management
(in millions)	2004	2003	2004	2003

Revenues:
Guaranteed Investment Contracts	$1,342	$1,237	$682	$612
Institutional Asset Management*	475	300	286	145
Brokerage Services and Mutual Funds	123	98	63	50

Total Asset Management	$1,940	$1,635	$1,031	$807

Operating income:
Guaranteed Investment Contracts	$335	$258	$178	$139
Institutional Asset Management*	144	88	82	44
Brokerage Services and Mutual Funds	37	24	17	12

Total Asset Management	$516	$370	$277	$195

*	Includes AIG Global Investment Group and certain smaller asset management operations. 2004 revenues and operating income include amounts attributable to third party investors required to be consolidated pursuant to Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46) and its subsequent revision FIN 46R, which amounts are included in minority interest in the consolidated financial statements.

3.	Earnings Per Share

Earnings per share of AIG are based on the weighted average number of common shares outstanding during the period.

Computation of Earnings Per Share:

	Six Months		Three Months
	Ended June 30,		Ended June 30,

(in millions, except per share amounts)	2004	2003	2004	2003

Numerator for basic earnings per share:
Income before cumulative effect of an accounting change	$5,699	$4,230	$2,862	$2,276
Cumulative effect of an accounting change, net of tax	(181)	–	–	–

Net income applicable to common stock	$5,518	$4,230	$2,862	$2,276

Denominator for basic earnings per share:
Average shares outstanding used in the computation of per share earnings:
Common stock issued	2,752	2,752	2,752	2,752
Common stock in treasury	(143)	(142)	(144)	(142)

Average shares outstanding – basic	2,609	2,610	2,608	2,610

American International Group, Inc. and Subsidiaries

3.	Earnings Per Share (continued)

	Six Months		Three Months
	Ended June 30,		Ended June 30,

(in millions, except per share amounts)	2004	2003	2004	2003

Numerator for diluted earnings per share:
Income before cumulative effect of an accounting change	$5,699	$4,230	$2,862	$2,276
Cumulative effect of an accounting change, net of tax	(181)	–	–	–

Net income applicable to common stock	$5,518	$4,230	$2,862	$2,276

Denominator for diluted earnings per share:
Average shares outstanding	2,609	2,610	2,608	2,610
Incremental shares from potential common stock:
Average number of shares arising from outstanding employee stock plans (treasury stock method)*	23	18	23	17

Average shares outstanding – diluted	2,632	2,628	2,631	2,627

Earnings per share:
Basic:
Income before cumulative effect of an accounting change	$2.18	$1.62	$1.09	$0.87
Cumulative effect of an accounting change, net of tax	(0.07)	–	–	–
Net income	$2.11	$1.62	$1.09	$0.87

Diluted:
Income before cumulative effect of an accounting change	$2.17	$1.61	$1.09	$0.87
Cumulative effect of an accounting change, net of tax	(0.07)	–	–	–
Net income	$2.10	$1.61	$1.09	$0.87

*	Certain shares related to employee stock plans were not included in the computation of diluted earnings per share where the exercise price of the options exceeded the average market price and would have been antidilutive. The number of shares excluded were 7.9 million and 25.3 million for the first six months of 2004 and 2003, respectively.

     The pro forma impact with respect to stock compensation pursuant to Statement of Financial Accounting Standards
No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FASB Statement No. 123”, was approximately $0.01 per share for the first six months of 2004, and less than $0.005 per share for the second quarter of 2004.

     The quarterly dividend rate per common share, commencing with the dividend payable September 17, 2004 is $0.075.

4.	Starr International Company, Inc. Plan

Starr International Company, Inc. (SICO) provides a Deferred Compensation Profit Participation Plan (SICO Plan) to certain AIG employees. The SICO Plan came into being in 1975 when the voting shareholders and Board of Directors of SICO, a private holding company whose principal asset consists of AIG common stock, decided that a portion of the capital value of SICO should be used to provide an incentive plan for the current and succeeding managements of all American International companies, including AIG. Participation in the SICO Plan by any person, and the amount of such participation, is at the sole discretion of SICO’s Board of Directors, and none of the costs of the various benefits provided under such plan is paid by or charged to AIG. The SICO Plan provides that shares currently owned by SICO may be set aside by SICO for the benefit of the participant and distributed upon retirement. The SICO Board of Directors may permit an early pay-out under certain circumstances. Prior to pay-out, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant’s voluntary termination of employment with AIG prior to normal retirement age. In addition, SICO’s Board of Directors may elect to pay a participant cash in lieu of shares of AIG common stock. If the expenses of the SICO Plan had been reflected by AIG, the pre-tax amounts accrued would have been $26 million for the first six months of 2004 and $64 million for the same period of 2003 and $13 million and $32 million for the second quarter of 2004 and 2003, respectively.

5.	Commitments and Contingent Liabilities

In the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.

     (a) AIG and certain of its subsidiaries become parties to derivative financial instruments with market risk resulting from both dealer and end user activities and to reduce currency, interest rate, equity and commodity exposures. These instruments are carried at their estimated fair values in the consolidated balance sheet. The vast majority of AIG’s derivative activity is transacted by AIG Financial Products Corp. and its subsidiaries (AIGFP) and AIG Trading Group Inc. and its subsidiaries (AIGTG). For further discussion on AIG’s derivative activities, see also Note 21 of the Notes to Financial Statements in AIG’s December 31, 2003 10-K.

     (b) Securities sold, but not yet purchased and spot commodities sold but not yet purchased represent obligations of Capital Markets operations to deliver specified securities and spot commodities at their contracted prices, and thereby record a liability to repurchase the securities and spot commodities in the market at prevailing prices.

American International Group, Inc. and Subsidiaries

5.	Commitments and Contingent Liabilities (continued)

     AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and AIGTG arising from transactions entered into by AIGFP and AIGTG. Net revenues for the six months ended June 30, 2004 and 2003 from Capital Markets operations were $735 million and $808 million, respectively. The Capital Markets operating and reporting unit was established by integrating the operations of AIGTG with AIGFP.

     (c) At June 30, 2004, International Lease Finance Corporation (ILFC) had committed to purchase 398 new and used aircraft deliverable from 2004 through 2010 at an estimated aggregate purchase price of $22.7 billion and had options to purchase 10 new aircraft at an estimated aggregate purchase price of $689 million. ILFC will be required to find customers for any aircraft acquired, and it must arrange financing for portions of the purchase price of such equipment.

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

The following table presents the components of the net periodic benefit costs with respect to pensions and other benefits for the six months and quarter ended June 30, 2004 and 2003:

	Pensions			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(In millions)	Plans	Plans	Total	Plans	Plans	Total

Six Months Ended June 30, 2004
Components of net period benefit cost:
Service cost	$30	$46	$76	$–	$2	$2
Interest cost	16	80	96	–	8	8
Expected return on assets	(10)	(86)	(96)	–	–	–
Amortization of prior service cost	(1)	2	1	–	(3)	(3)
Amortization of transitional liability	1	–	1	–	–	–
Recognized actuarial loss	10	28	38	–	1	1

Net period benefit cost	$46	$70	$116	$–	$8	$8

Three Months Ended June 30, 2004
Components of net period benefit cost:
Service cost	$15	$23	$38	$–	$1	$1
Interest cost	8	40	48	–	4	4
Expected return on assets	(5)	(43)	(48)	–	–	–
Amortization of prior service cost	–	1	1	–	(2)	(2)
Amortization of transitional liability	–	–	–	–	–	–
Recognized actuarial loss	5	14	19	–	1	1

Net period benefit cost	$23	$35	$58	$–	$4	$4

Six Months Ended June 30, 2003
Components of net period benefit cost:
Service cost	$26	$40	$66	$–	$2	$2
Interest cost	16	75	91	–	8	8
Expected return on assets	(9)	(72)	(81)	–	–	–
Amortization of prior service cost	(1)	1	–	–	(3)	(3)
Amortization of transitional liability	1	1	2	–	–	–
Recognized actuarial loss	10	31	41	–	1	1
Other	(13)	–	(13)	–	–	–

Net period benefit cost	$30	$76	$106	$–	$8	$8

American International Group, Inc. and Subsidiaries

6.	Employee Benefit (continued)

	Pensions			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(In millions)	Plans	Plans	Total	Plans	Plans	Total

Three Months Ended June 30, 2003
Components of net period benefit cost:
Service cost	$13	$20	$33	$–	$1	$1
Interest cost	8	37	45	–	4	4
Expected return on assets	(4)	(36)	(40)	–	–	–
Amortization of prior service cost	–	–	–	–	(2)	(2)
Amortization of transitional liability	–	1	1	–	–	–
Recognized actuarial loss	5	15	20	–	1	1
Other	(6)	–	(6)	–	–	–

Net period benefit cost	$16	$37	$53	$–	$4	$4

7.	Recent Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 changes the method of determining whether certain entities should be consolidated in AIG’s consolidated financial statements. An entity is subject to FIN 46 and is called a Variable Interest Entity (VIE) if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both. All other entities not considered VIEs are evaluated for consolidation under other guidance. In December 2003, FASB issued a revision to Interpretation No. 46 (FIN 46R).

     The provisions of FIN 46R are to be applied immediately to VIEs created after January 31, 2003, and to VIEs in which AIG obtains an interest after that date. For VIEs in which AIG holds a variable interest that it acquired before February 1, 2003, FIN 46R was applied as of December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before February 1, 2003, the assets, liabilities and noncontrolling interest of the VIEs were initially measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. In accordance with the transition provisions of FIN 46R, AIG recorded a gain of $9 million reported as a cumulative effect of an accounting change for the fourth quarter of 2003 and added approximately $4.7 billion of assets and liabilities in its consolidated balance sheet at December 31, 2003.

     For further discussion on AIG’s involvement with special purpose vehicles, see also Note 20 of Notes to Financial Statements in AIG’s December 31, 2003 10-K.

     In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1). This Statement was effective January 1, 2004, and requires AIG to recognize a liability for guaranteed minimum death benefits and other living benefits related to its variable annuity and variable life contracts and modifies certain disclosures and financial statement presentations for these products. AIG reported for the first quarter of 2004 a one-time cumulative accounting charge upon adoption of $181 million to reflect the liability as of January 1, 2004. For the first six months of 2004, the ongoing earnings impact of AIG’s adoption of SOP 03-1 was a charge of $6 million to benefit expense.

     As of January 1, 2004, approximately $11 billion of assets and liabilities representing most of the non-U.S. portion of AIG’s separate and variable account assets and liabilities were reclassified in accordance with SOP 03-1 to several invested asset captions and to the Policyholders’ contract deposits liability caption, respectively. Approximately $11 billion of separate and variable account assets were reclassified as follows: $4 billion to Short-term investments; $4 billion to Equity securities – common stocks; $2 billion to Fixed maturities – bond trading securities; and $1 billion to various other asset captions.

     Except as noted above, AIG reports variable contracts through separate and variable accounts when investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities). AIG also reports variable annuity and life contracts through separate and variable accounts where AIG contractually guarantees to the contract holder (variable contracts with guarantees) either (a) total deposits made to the contract less any partial withdrawals plus a minimum return (and in minor instances, no minimum returns), (Net Deposits Plus a Minimum Return) or (b) the highest contract value attained, typically on any anniversary date minus any subsequent withdrawals following the contract anniversary (Highest Contract Value Attained). These guarantees include benefits that are payable in the event of death, annuitization,

American International Group, Inc. and Subsidiaries

7.	Recent Accounting Standards (continued)

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

     The vast majority of AIG’s exposure on guarantees made to variable contract holders arises from GMDB. Details concerning AIG’s GMDB exposures as of June 30, 2004 are as follows:

	Net Deposits	Highest
	Plus a Minimum	Contract
(in billions)	Return	Value Attained

Account Value(a)	$55	$15
Amount at Risk(b)	9	2
Average Attained Age of Contract Holders by Product	50-70 years	50-70 years

Range of Guaranteed Minimum Return Rates	0-5%	0%

(a)	Included in Policyholders’ Contract Deposits in the Consolidated Balance Sheet.
(b)	Represents the amount of death benefit currently in excess of Account Value.

     The following summarizes GMDB liabilities for guarantees on variable contracts reflected in the general account.

(in millions)

Balance at January 1*	$479
Guaranteed benefits incurred	63
Guaranteed benefits paid	(62)

Balance at June 30, 2004	$480

*	Includes amounts from the one-time cumulative accounting charge resulting from the adoption of SOP 03-1.

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

     The following assumptions and methodology were used to determine the domestic and foreign GMDB liability as of June 30, 2004:

•	Data used was up to 5,000 stochastically generated investment performance scenarios.

•	Mean investment performance assumptions ranged from approximately 4 percent to 10 percent depending on the block of business.

•	Volatility assumptions ranged from 16 percent to 27 percent depending on the block of business.

•	Mortality was assumed at between 60 percent and 100 percent of various life and annuity mortality tables.

•	For domestic contracts, lapse rates vary by contract type and duration and ranged from 1 percent to 30 percent. For Japan, lapse rates ranged from 0 percent to 20 percent depending on the type of contract.

•	For domestic contracts, the discount rate was approximately 8 percent. For Japan, the discount rate ranged from 2 percent to 7 percent.

     In addition to GMDB, AIG’s contracts currently include to a lesser extent GMIB. The GMIB liability is determined each period end by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. AIG regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. As of June 30, 2004, most of AIG’s GMIB exposure was transferred via reinsurance agreements.

     AIG contracts currently include a minimal amount of GMAV. GMAVs are considered to be derivatives under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and are recognized at fair value through earnings.

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

American General Corporation:

Condensed Consolidating Balance Sheet

	American
	International
June 30, 2004	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,909	$–	$582,441	$(9,960)	$574,390
Cash	18	–	2,015	–	2,033
Carrying value of subsidiaries and partially owned companies, at equity	73,986	21,606	16,306	(110,347)	1,551
Other assets	3,168	2,598	154,353	(2,111)	158,008

Total assets	$79,081	$24,204	$755,115	$(122,418)	$735,982

Liabilities:
Insurance liabilities	$424	$–	$399,992	$(28)	$400,388
Debt	3,926	2,674	88,844	(10,801)	84,643
Other liabilities	1,154	4,028	173,370	(1,370)	177,182

Total liabilities	5,504	6,702	662,206	(12,199)	662,213

Preferred shareholders’ equity in subsidiary companies	–	–	192	–	192
Total shareholders’ equity	73,577	17,502	92,717	(110,219)	73,577

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$79,081	$24,204	$755,115	$(122,418)	$735,982

	American
	International
December 31, 2003	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,865	$–	$524,151	$(10,500)	$515,516
Cash	19	–	903	–	922
Carrying value of subsidiaries and partially owned companies, at equity	71,318	21,434	9,534	(100,858)	1,428
Other assets	2,885	2,602	155,836	(843)	160,480

Total assets	$76,087	$24,036	$690,424	$(112,201)	$678,346

Liabilities:
Insurance liabilities	$358	$–	$362,355	$(31)	$362,682
Debt	3,932	2,824	80,485	(9,963)	77,278
Other liabilities	544	3,849	164,006	(1,458)	166,941

Total liabilities	4,834	6,673	606,846	(11,452)	606,901

Preferred shareholders’ equity in subsidiary companies	–	–	192	–	192
Total shareholders’ equity	71,253	17,363	83,386	(100,749)	71,253

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$76,087	$24,036	$690,424	$(112,201)	$678,346

American International Group, Inc. and Subsidiaries

8.	Information Provided in Connection with Outstanding Debt (continued)

Condensed Consolidating Statement of Income

	American
	International
Six Months Ended June 30, 2004	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Operating income	$201	$–	$8,731	$–	$8,932
Equity in undistributed net income of consolidated subsidiaries	5,173	1,107	–	(6,280)	–
Dividend income from consolidated subsidiaries	646	40	–	(686)	–
Other	(333)	(41)	122	–	(252)
Income taxes (benefits)	169	(14)	2,602	–	2,757
Minority interest	–	–	(224)	–	(224)
Cumulative effect of an accounting change, net of tax	–	–	(181)	–	(181)

Net income (loss)	$5,518	$1,120	$5,846	$(6,966)	$5,518

	American
	International
Six Months Ended June 30, 2003	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Operating income	$249	$–	$6,584	$–	$6,833
Equity in undistributed net income of consolidated subsidiaries	3,670	807	–	(4,477)	–
Dividend income from consolidated subsidiaries	545	108	–	(653)	–
Other	(194)	(40)	(245)	–	(479)
Income taxes (benefits)	40	(3)	1,899	–	1,936
Minority interest	–	–	(188)	–	(188)

Net income (loss)	$4,230	$878	$4,252	$(5,130)	$4,230

	American
	International
Three Months Ended June 30, 2004	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Operating income	$121	$–	$4,389	$–	$4,510
Equity in undistributed net income of consolidated subsidiaries	2,646	502	–	(3,148)	–
Dividend income from consolidated subsidiaries	321	16	–	(337)	–
Other	(161)	(11)	51	–	(121)
Income taxes (benefits)	65	(3)	1,339	–	1,401
Minority interest	–	–	(126)	–	(126)

Net income (loss)	$2,862	$510	$2,975	$(3,485)	$2,862

	American
	International
Three Months Ended June 30, 2003	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Operating income	$133	$–	$3,541	$–	$3,674
Equity in undistributed net income of consolidated subsidiaries	1,870	341	–	(2,211)	–
Dividend income from consolidated subsidiaries	336	103	–	(439)	–
Other	(108)	(40)	(96)	–	(244)
Income taxes (benefits)	(45)	(14)	1,119	–	1,060
Minority interest	–	–	(94)	–	(94)

Net income (loss)	$2,276	$418	$2,232	$(2,650)	$2,276

American International Group, Inc. and Subsidiaries

8.	Information Provided in Connection with Outstanding Debt (continued)

Condensed Consolidating Statements of Cash Flow

	American
	International
Six Months Ended June 30, 2004	Group, Inc.	AGC	Other	Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	AIG

Net cash provided by operating activities	$1,017	$550	$12,724	$14,291

Cash flows from investing:
Invested assets disposed	(89)	–	100,047	99,958
Invested assets acquired	(176)	–	(135,503)	(135,679)
Other	(23)	(362)	48	(337)

Net cash used in investing activities	(288)	(362)	(35,408)	(36,058)

Cash flows from financing activities:
Change in debts	(26)	(150)	7,504	7,328
Other	(600)	(38)	16,300	15,662

Net cash provided by (used in) financing activities	(626)	(188)	23,804	22,990

Change in cumulative translation adjustments	(104)	–	(8)	(112)

Change in cash	(1)	–	1,112	1,111
Cash at beginning of period	19	–	903	922

Cash at end of period	$18	$–	$2,015	$2,033

	American
	International
Six Months Ended June 30, 2003	Group, Inc.	AGC	Other	Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	AIG

Net cash provided by operating activities	$326	$609	$11,717	$12,652

Cash flows from investing:
Invested assets disposed	(1,342)	–	79,477	78,135
Invested assets acquired	4	–	(103,556)	(103,552)
Other	(31)	(195)	(336)	(562)

Net cash used in investing activities	(1,369)	(195)	(24,415)	(25,979)

Cash flows from financing activities:
Change in debts	1,324	(377)	4,057	5,004
Other	(289)	(38)	7,861	7,534

Net cash provided by (used in) financing activities	1,035	(415)	11,918	12,538

Change in cumulative translation adjustments	(1)	–	460	459

Change in cash	(9)	(1)	(320)	(330)
Cash at beginning of period	18	1	1,146	1,165

Cash at end of period	$9	$–	$826	$835

American International Group, Inc. and Subsidiaries

8.	Information Provided in Connection with Outstanding Debt (continued)

(b) AIG Liquidity Corp. is a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Liquidity Corp., which commenced operations in 2003.

AIG Liquidity Corp.:

Condensed Consolidating Balance Sheet

	American
	International	AIG
June 30, 2004	Group, Inc.	Liquidity		Other		Consolidated
(in millions)	Guarantor	Corp.		Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,909	$	*	$582,441	$(9,960)	$574,390
Cash	18		*	2,015	–	2,033
Carrying value of subsidiaries and partially owned companies, at equity	73,986		–	37,912	(110,347)	1,551
Other assets	3,168		*	156,951	(2,111)	158,008

Total assets	$79,081	$	*	$779,319	$(122,418)	$735,982

Liabilities:
Insurance liabilities	$424		$–	$399,992	$(28)	$400,388
Debt	3,926		*	91,518	(10,801)	84,643
Other liabilities	1,154		*	177,398	(1,370)	177,182

Total liabilities	5,504		*	668,908	(12,199)	662,213

Preferred shareholders’ equity in subsidiary companies	–		–	192	–	192
Total shareholders’ equity	73,577		*	110,219	(110,219)	73,577

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$79,081	$	*	$779,319	$(122,418)	$735,982

*	Amounts significantly less than $1 million.

	American
	International	AIG
December 31, 2003	Group, Inc.	Liquidity		Other		Consolidated
(in millions)	Guarantor	Corp.		Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,865	$	*	$524,151	$(10,500)	$515,516
Cash	19		*	903	–	922
Carrying value of subsidiaries and partially owned companies, at equity	71,318		–	30,968	(100,858)	1,428
Other assets	2,885		*	158,438	(843)	160,480

Total assets	$76,087	$	*	$714,460	$(112,201)	$678,346

Liabilities:
Insurance liabilities	$358		$–	$362,355	$(31)	$362,682
Debt	3,932		*	83,309	(9,963)	77,278
Other liabilities	544		*	167,855	(1,458)	166,941

Total liabilities	4,834		*	613,519	(11,452)	606,901

Preferred shareholders’ equity in subsidiary companies	–		–	192	–	192
Total shareholders’ equity	71,253		*	100,749	(100,749)	71,253

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$76,087	$	*	$714,460	$(112,201)	$678,346

*	Amounts significantly less than $1 million.

American International Group, Inc. and Subsidiaries

8.	Information Provided in Connection with Outstanding Debt (continued)

Condensed Consolidating Statement of Income

	American
	International	AIG
Six Months Ended June 30, 2004	Group, Inc.	Liquidity	Other		Consolidated
(in millions)	Guarantor	Corp.	Subsidiaries	Eliminations	AIG

Operating income	$201	$ *	$8,731	$–	$8,932
Equity in undistributed net income of consolidated subsidiaries	5,173	–	1,107	(6,280)	–
Dividend income from consolidated subsidiaries	646	–	40	(686)	–
Other	(333)	–	81	–	(252)
Income taxes	169	*	2,588	–	2,757
Minority interest	–	–	(224)	–	(224)
Cumulative effect of an accounting change, net of tax	–	–	(181)	–	(181)

Net income (loss)	$5,518	$ *	$6,966	$(6,966)	$5,518

*	Amounts significantly less than $1 million.

	American
	International	AIG
Three Months Ended June 30, 2004	Group, Inc.	Liquidity	Other		Consolidated
(in millions)	Guarantor	Corp.	Subsidiaries	Eliminations	AIG

Operating income	$121	$ *	$4,389	$–	$4,510
Equity in undistributed net income of consolidated subsidiaries	2,646	–	502	(3,148)	–
Dividend income from consolidated subsidiaries	321	–	16	(337)	–
Other	(161)	–	40	–	(121)
Income taxes	65	*	1,336	–	1,401
Minority interest	–	–	(126)	–	(126)

Net income (loss)	$2,862	$ *	$3,485	$(3,485)	$2,862

*	Amounts significantly less than $1 million.

Condensed Consolidating Statements of Cash Flow

	American
	International	AIG
Six Months Ended June 30, 2004	Group, Inc.	Liquidity	Other	Consolidated
(in millions)	Guarantor	Corp.	Subsidiaries	AIG

Net cash provided by operating activities	$1,017	$ *	$13,274	$14,291

Cash flows from investing:
Invested assets disposed	(89)	–	100,047	99,958
Invested assets acquired	(176)	–	(135,503)	(135,679)
Other	(23)	*	(314)	(337)

Net cash used in investing activities	(288)	*	(35,770)	(36,058)

Cash flows from financing activities:
Change in debts	(26)	–	7,354	7,328
Other	(600)	*	16,262	15,662

Net cash provided by (used in) financing activities	(626)	*	23,616	22,990

Change in cumulative translation adjustments	(104)	–	(8)	(112)

Change in cash	(1)	*	1,112	1,111
Cash at beginning of period	19	–	903	922

Cash at end of period	$18	$ *	$2,015	$2,033

*	Amounts significantly less than $1 million.

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

Overview

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

     Beginning the first quarter of 2004, AIG reported Retirement Services results in the same segment as Life Insurance, reflecting the convergence of protective and retirement products and AIG’s current management of these operations.

     For further detail, see the respective discussions on the results of the Life Insurance & Retirement Services and Asset Management in the Operating Review herein.

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

     Growth for AIG may be generated both internally and through acquisitions which both fulfill strategic goals and offer adequate return on investment. In recent years, the acquisitions of AIG Star Life Insurance Co., Ltd. (AIG Star Life) and AIG Edison Life Insurance Company (AIG Edison) have broadened AIG’s penetration of the Japanese market, the second largest for life insurance in the world. These acquisitions broadened AIG’s distribution channels and will result in operating efficiencies as they are integrated into AIG’s previously existing companies operating in Japan.

     AIG provides leadership on issues of concern to the global and local economies as well as the insurance and financial services industries. In recent years, tort reform and legislation to deal with the asbestos problem have been key issues, while in prior years trade legislation and Superfund have been issues of concern.

The following table summarizes AIG’s revenues, income before income taxes, minority interest and cumulative effect of an accounting change and net income for the six months ended June 30, 2004 and 2003:

(in millions)	2004	2003

Total revenues	$47,446	$38,818

Income before income taxes, minority interest and cumulative effect of an accounting change	8,680	6,354

Net income	$5,518	$4,230

Consolidated Results

The 22.2 percent growth in revenues in the first six months of 2004 was primarily attributable to the growth in net premiums earned from global General Insurance operations as well as growth in both General Insurance and Life Insurance & Retirement Services net investment income and GAAP Life Insurance & Retirement Services premiums. An additional factor in 2004 was the significant decline in aggregate realized capital losses in the first six months of 2004 compared to the realized capital losses included in the same period of 2003.

     The decline in realized capital losses in 2004 reflects an improved economy, stronger corporate balance sheets and a significantly lower level of impairment loss provisions. The realized capital losses in 2003 reflect primarily impairment loss provisions. Upon the ultimate disposition of these holdings, a portion of these losses may be recovered depending on future market conditions.

     AIG’s income before income taxes, minority interest and cumulative effect of an accounting change increased 36.6 percent in the first six months of 2004 when compared to the same period of 2003. General Insurance and Life Insurance & Retirement Services operating income gains, together with the decrease in realized capital losses, generated the increase over 2003 in both pretax income and net income.

The following table summarizes the operations of each principal segment for the six months ended June 30, 2004 and 2003. (See also Note 2 of Notes to Financial Statements.)

(in millions)	2004	2003

Revenues:
General Insurance(a)	$20,533	$16,300
Life Insurance & Retirement Services(b)	21,424	17,473
Financial Services(c)	3,730	3,610
Asset Management(d)	1,940	1,635
Other	(181)	(200)

Consolidated	$47,446	$38,818

Operating Income(e):
General Insurance	$3,149	$2,356
Life Insurance & Retirement Services	4,135	2,954
Financial Services	1,132	1,153
Asset Management	516	370
Other(f)	(252)	(479)

Consolidated	$8,680	$6,354

(a)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).
(b)	Represents the sum of GAAP Life Insurance & Retirement Services premiums, net investment income and realized capital gains (losses).
(c)	Represents Financial Services commissions, transactions and other fees.
(d)	Represents Asset Management commissions and other fees and fee income and net investment income with respect to GICs.
(e)	Represents income before income taxes, minority interest and cumulative effect of an accounting change.
(f)	Represents other income (deductions) – net and other realized capital gains (losses).

General Insurance

AIG’s General Insurance operations provide property and casualty products and services throughout the world. The increase in General Insurance operating income in the first six months of 2004 compared to the same period of 2003 was primarily attributable to strong growth in operating income with respect to Domestic Brokerage Group and Foreign General operations. In addition, General Insurance operations had realized capital gains in 2004 compared to realized capital losses in 2003.

Life Insurance & Retirement Services

AIG’s Life Insurance & Retirement Services operations provide traditional, financial and investment products throughout the world. AIG’s foreign operations provide over 50 percent of AIG’s Life Insurance & Retirement Services operating income.

     Life Insurance & Retirement Services operating income increased by 40 percent in the first six months of 2004 compared to the same period of 2003. This increase resulted from growth in each of AIG’s principal Life Insurance & Retirement Services businesses, and the capital gains realized in 2004 rather than the capital losses realized in 2003.

Financial Services

AIG’s Financial Services subsidiaries engage in diversified financial products and services including aircraft leasing, capital market transactions, consumer finance and insurance premium financing.

     Financial Services operating income decreased in the first six months of 2004 compared to the same period of 2003, reflecting ILFC’s securitization of approximately $2 billion in aircraft in the third quarter of 2003 and first quarter of 2004, and the transaction-oriented nature of Capital Markets operations.

Asset Management

AIG’s Asset Management operations provide asset management services and sell GICs. These products and services are offered to individuals and institutions, both domestically and overseas.

     Asset Management operating income increased 39.4 percent in the first six months of 2004 when compared to the same period of 2003 as a result of the upturn in worldwide financial markets and a strong global product portfolio.

Capital Resources

At June 30, 2004, AIG had total shareholders’ equity of $73.58 billion and total borrowings of $84.64 billion. At that date, $75.43 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

     During the period from January 1, 2004 through July 31, 2004, AIG repurchased in the open market 6,263,200 shares of its common stock.

Liquidity

At June 30, 2004, AIG’s consolidated invested assets included $18.16 billion in cash and short-term investments. Consolidated net cash provided from operating activities in the first six months of 2004 amounted to $14.29 billion. AIG believes that its liquid assets, cash provided by operations and access to the capital markets will enable it to meet any foreseeable cash requirements.

Outlook

Overall, premium rates in the General Insurance business have continued to be strong both domestically and in key international markets; however, a few foreign and domestic companies have exhibited pricing practices in the more difficult classes of long tail lines of business, which unsettle the market and add to long term volatility. Both the Domestic Brokerage Group (DBG) and the Foreign General insurance group are benefitting from the flight to quality. AIG also continues to be able to modify and limit its contractual obligations by adding appropriate exclusions and policy restrictions. AIG expects total premiums to increase in 2004 resulting in positive growth in cash flow for investments. Thus, General Insurance net investment income is expected to rise in future quarters even in the current low interest rate environment.

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

     AIG expects its Asset Management operations to continue to benefit from the recovery in the equity markets and global economy. GICs, which are sold domestically and abroad to both institutions and individuals, are written on an opportunistic basis when market conditions are favorable.

     AIG has many promising growth initiatives underway around the world in its insurance and other operations. Cooperative agreements such as those in Russia and with PICC are expected to expand distribution networks for AIG’s products and investment opportunities and provide models for future growth.

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

     Domestic general insurance operations are comprised of DBG, which includes The Hartford Steam Boiler Inspection and Insurance Company (HSB); Transatlantic Holdings, Inc. (Transatlantic); Personal Lines, including 21st Century Insurance Group (21st Century); and United Guaranty Corporation (Mortgage Guaranty).

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

General Insurance operating income is comprised of underwriting profit, net investment income and realized capital gains and losses. These components, as well as net premiums written, net premiums earned and statutory ratios for the six month periods ending June 30, 2004 and 2003 were as follows:

(in millions, except ratios)	2004	2003

Net premiums written:
Domestic General
DBG	$11,360	$9,603
Transatlantic	1,835	1,571
Personal Lines	2,197	1,785
Mortgage Guaranty	290	241
Foreign General	4,911	3,887

Total	$20,593	$17,087

Net premiums earned:
Domestic General
DBG	$10,291	$8,237
Transatlantic	1,789	1,455
Personal Lines	2,093	1,720
Mortgage Guaranty	263	240
Foreign General	4,289	3,389

Total	$18,725	$15,041

Underwriting profit:
Domestic General
DBG	$521	$488
Transatlantic	76	43
Personal Lines	89	33
Mortgage Guaranty	143	138
Foreign General	512	395

Total	$1,341	$1,097

Net investment income:
Domestic General
DBG	$1,099	$900
Transatlantic	145	133
Personal Lines	88	65
Mortgage Guaranty	59	81
Intercompany adjustments and eliminations – net	–	3
Foreign General	359	333

Total	$1,750	$1,515

Realized capital gains (losses)	58	(256)

Operating income	$3,149	$2,356

Domestic General:
Loss Ratio	77.21	77.63
Expense Ratio	17.28	16.51

Combined Ratio	94.49	94.14

Foreign General:
Loss Ratio	59.90	61.48
Expense Ratio	26.72	26.15

Combined ratio	86.62	87.63

Consolidated:
Loss Ratio	73.25	73.99
Expense Ratio	19.53	18.70
Combined Ratio	92.78	92.69

General Insurance Results

Net premiums written are initially deferred and earned based upon the terms of the underlying policies. The net unearned premium reserve constitutes deferred revenues which are generally earned ratably over the policy period. Thus, the net unearned premium reserve is not fully recognized in income as net premiums earned until the end of the policy period.

     DBG has maintained a disciplined approach to pricing and risk selection and chose not to renew approximately $275 million in premiums in the second quarter where pricing, terms and conditions or loss experience did not meet underwriting standards. Like all AIG companies, DBG is benefiting from the flight to quality, a strong profit center focus and growing distribution channels. Overall, DBG’s net premiums written increased in the first six months of 2004 over 2003. AIG believes that moderate premium rate increases will continue in 2004 particularly with respect to long tail lines of business where the insurer’s stability is critical to the insured. Based on historical patterns, AIG believes that overall growth in net premiums written will slow as competition for premiums increases in certain lines of business.

     Personal Lines net premiums written in the first six months of 2004 include $218 million from the domestic insurance operations of GE that were acquired in August of 2003. The increase in net premiums written apart from this acquisition resulted from increased marketing efforts as well as rate increases in several states. The increase in underwriting profits in the first six months of 2004 when compared to the same period of 2003 resulted from premium rate increases and growth in net premiums written and earned. Underwriting profits are expected to continue to increase through 2004 as a result of continued marketing efforts, loss cost stabilization and the full year impact of the acquisition.

     Mortgage Guaranty net premiums written increased 20 percent in the first six months of 2004 when compared to the same period of 2003. Premiums grew and refinancings declined as interest rates rose. This growth was offset by a slight increase in the delinquency ratio, which is still below the industry average. Mortgage Guaranty foreign operations were profitable and UGC is planning to enter several new markets around the world.

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

     In comparing the foreign currency exchange rates used to translate the results of AIG’s Foreign General operations during the first six months of 2004 to those foreign currency exchange rates used to translate AIG’s Foreign General results during the same period of 2003, the U.S. dollar weakened slightly in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, when foreign net premiums written were translated into U.S. dollars for the purposes of the preparation of the consolidated financial statements, total General Insurance net premiums written were approximately 2.7 percentage points more than they would have been if translated utilizing those foreign currency exchange rates which prevailed during the same period of 2003.

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

     The effects of catastrophes incurred in the first six months of 2004 and 2003 were insignificant. The impact of losses caused by catastrophes can fluctuate widely from year to year, making comparisons of recurring type business more difficult. With respect to catastrophe losses, AIG believes that it has taken appropriate steps, such as careful exposure selection and obtaining reinsurance coverage, to reduce the impact of the magnitude of possible future losses. The occurrence of one or more catastrophic events of unanticipated frequency or severity, such as a terrorist attack, earthquake or hurricane, that causes insured losses, however, could have a material adverse effect on AIG’s results of operations, liquidity or financial condition.

     General Insurance net investment income grew in the first six months of 2004 when compared to the same period of 2003. AIG is benefiting from the strong cash flow of the past two years, higher interest rates, dividend income and good private equity results. (See also the discussion under “Liquidity” herein.)

     Realized capital gains and losses resulted from the ongoing investment management of the General Insurance portfolios within the overall objectives of the General Insurance operations. The realized capital gains in the first six months of 2004 reflect an improved economy, stronger corporate balance sheets and a significantly lower level of impairments. The realized capital losses in the first six months of 2003 reflect primarily impairment loss provisions for both equity and fixed income holdings. (See the discussion on “Valuation of Invested Assets” herein.)

     The increase in General Insurance operating income in the first six months of 2004 was primarily attributable to strong profitable growth in DBG and Foreign General operations, the improvement in net investment income and the decline in realized capital losses relative to the same period of 2003.

     The contribution of General Insurance operating income to AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change was 36.3 percent in the first six months of 2004 compared to 37.1 percent in the same period of 2003.

Reinsurance

AIG is a major purchaser of reinsurance for its General Insurance operations. AIG is cognizant of the need to exercise good judgment in the selection and approval of both domestic and foreign companies participating in its reinsurance programs. AIG insures risks globally and its reinsurance programs must be coordinated in order to provide AIG the level of reinsurance protection that AIG desires. AIG purchases reinsurance to mitigate its catastrophic exposure. However, one or more catastrophe losses could negatively impact AIG’s reinsurers and result in an inability of AIG to collect reinsurance recoverables. AIG’s reinsurance depart-

ment evaluates catastrophic events and assesses the probability of occurrence and magnitude of catastrophic events through the use of state of the art industry recognized program models, among other techniques. AIG supplements these models through continually monitoring the risk exposure of AIG’s worldwide general insurance operations and adjusting such models accordingly. While reinsurance arrangements do not relieve AIG from its direct obligations to its insureds, an efficient and effective reinsurance program substantially limits AIG’s probable losses.

     AIG’s consolidated general reinsurance assets amounted to $26.08 billion at June 30, 2004 and resulted from AIG’s reinsurance arrangements. Thus, a credit exposure existed at June 30, 2004 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2003, approximately 47 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, the majority of these balances were collateralized. The remaining 53 percent of the general reinsurance assets were from authorized reinsurers. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Approximately 90 percent of the balances with respect to authorized reinsurers are from reinsurers rated A (excellent) or better, as rated by A.M. Best, or A (strong) or better, as rated by Standard & Poor’s. Through June 30, 2004, these distribution percentages have not changed significantly. This rating is a measure of financial strength.

     AIG maintains an allowance for estimated unrecoverable reinsurance and has been largely successful in its previous recovery efforts. AIG’s allowance for estimated unrecoverable reinsurance approximated $140 million as of June 30, 2004. At that date, AIG had no significant reinsurance recoverables from any individual reinsurer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

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

     At June 30, 2004, the consolidated general reinsurance assets of $26.08 billion include reinsurance recoverables for paid losses and loss expenses of $3.72 billion and $18.47 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated by management. Any adjustments thereto are reflected in income currently. It is AIG’s belief that the ceded reserves at June 30, 2004 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

Reserve for Losses and Loss Expenses

The table below classifies as of June 30, 2004 the components of the General Insurance reserve for losses and loss expenses (loss reserves) with respect to major lines of business on a statutory basis*:

(in millions)

Other Liability Occurrence	$14,925
Other Liability Claims Made	10,766
Workers Compensation	7,979
Auto Liability	5,385
International	3,121
Property	3,338
Reinsurance	2,301
Medical Malpractice	2,121
Aircraft	1,656
Products Liability	1,336
Accident and Health	1,108
Fidelity/ Surety	968
Other	4,247

Total	$59,251

*	Presented pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

     These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR and loss expenses.

     At June 30, 2004, General Insurance net loss reserves increased $4.13 billion from the prior year end to $40.78 billion. In the first six months of 2004, net adverse reported loss development for the prior accident years was estimated to be approximately $450 million. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated by management. Any adjustments resulting therefrom are reflected in operating income currently. It is management’s belief that the General Insurance net loss reserves are adequate to cover all General Insurance net losses and loss expenses as of June 30, 2004. While AIG annually reviews the adequacy of established loss reserves, there can be no assurance that AIG’s ultimate loss reserves will not adversely develop and materially exceed AIG’s loss reserves as of June 30, 2004. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on future results of operations.

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

     A number of actuarial assumptions are made in the review of reserves for each line of business.

     For longer tail lines of business, actuarial assumptions generally are made with respect to the following:

•	Loss trend factors which are used to establish expected loss ratios for subsequent accident years based on the projected loss ratio for prior accident years.

•	Expected loss ratios for the latest accident year (i.e., accident year 2003 for the year end 2003 loss reserve analysis) and in some cases, for accident years prior to the latest accident year. The expected loss ratio generally reflects the projected loss ratio from prior accident years, adjusted for the loss trend (See above) and the impact of rate changes and other quantifiable factors. For low-frequency, high severity classes such as Excess Casualty and Directors and Officers’ Liability (D&O), expected loss ratios generally are utilized for at least the three most recent accident years.

•	Loss development factors which are used to project the reported losses for each accident year to an ultimate basis.

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

     AIG does not believe disclosure of specific point estimates calculated by the actuaries would be meaningful. As described more fully below, considerable judgment is required in evaluating loss trends and developments for all classes of business, particularly long tailed lines. Any one actuarial point estimate is based on a particular series of judgments and assumptions of the actuary. Another actuary may give different weights or make different assumptions, and therefore reach a different point estimate. So long as the series of judgments and assumptions are reasonable, no one such point estimate is necessarily a better estimate than another point estimate. Point estimates are used to independently re-affirm the reasonableness of the overall carried reserves. Thus, provided the actuaries confirm the overall reasonableness of AIG’s loss and loss expense liabilities, AIG believes that disclosure of such point estimates would not be helpful and in fact could potentially be misleading. Nevertheless, in the interest of comprehensive disclosure, but taking into consideration the reservations AIG management has ex-

pressed with respect to the meaningfulness of disclosure of point estimates, the actual loss reserve carried at year-end 2003 for AIG’s overall General Insurance business was approximately 4 percent greater than the aggregate reserve indicated by the actuarial point estimates, including the historical assumptions as described above and was approximately 2 percent less than the aggregate reserve indicated by the actuarial point estimates utilizing the modified assumptions.

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

     There is a potential for significant variation in the developing loss reserves, particularly for long tail classes of business such as excess casualty, when actual costs differ from the assumptions used to test the reserves. For the excess casualty class of business, a 5 percent change in the assumed loss cost trend from each accident year to the next would cause approximately a $400 million impact (either positively or negatively) to the net loss and loss expense reserve for this business. For the D&O and related management liability classes of business, a 5 percent change in the assumed loss cost trend would also cause approximately a $400 million impact (either positively or negatively) to the net loss and loss expense reserve for such business. For healthcare liability business, including hospitals and other healthcare exposures, the 5 percent change in the assumed loss cost trend would cause approximately a $100 million impact (either positively or negatively) to the loss and loss expense reserve for this business. Actual loss cost trends in the early 1990’s were negative for these classes, whereas in the late 1990’s loss costs trends ran well into the double digits for each of these three classes. The sharp increase in loss costs in the late 1990’s was thus much greater than the 5 percent changes cited above, and caused significant increases in the overall loss reserve needs for these classes. While changes in the loss cost trend assumptions can result in a significant impact on the reserve needs for other smaller classes of liability business, the potential impact of these changes on AIG’s overall carried reserves would be much less than for the classes noted above.

     For the excess casualty class, if future loss development factors differed by 5 percent from those utilized in the year-end 2003 loss reserve review, there would be approximately a $400 million impact on the overall AIG loss reserve position. The comparable impact on the D&O and related management liability classes would be approximately $200 million if future loss development factors differed by 5 percent from those utilized in the year-end 2003 loss reserve review. For healthcare liability classes, the impact would be approximately $100 million. For workers’ compensation reserves, the impact of a 5 percent deviation from the loss development factors utilized in the year-end 2003 reserve reviews would be approximately $600 million (either positively or negatively). Because loss development factors for this class have shown less volatility than higher severity classes such as excess casualty, however, actual changes in loss development factors are expected to be less than 5 percent. There is some degree of volatility in loss development patterns for other longer tail liability classes as well. However, the potential impact on AIG’s reserves would be much less than for the classes cited above.

     AIG management believes that using a 5 percent change in the assumptions for loss cost trends and loss development factors provides a reasonable estimate of the impact on the reserves of a common or normal potential deviation for AIG’s most significant lines of general insurance business. For excess casualty business, both the loss cost trend and the loss development factor assumptions are critical. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Moreover, as excess casualty is a long tail class of business, any deviation in loss cost trends or in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for the reserves with respect to a number of accident years to be significantly impacted by changes in the loss cost trends or loss development factors that were initially relied upon in setting the reserves. These changes in loss trends or loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic phenomena impacting claims. For example, during the lengthy periods during which losses develop for excess casualty, actual changes in loss costs from one accident year to the next have ranged from negative values to double-digit amounts. Thus the 5 percent sensitivity indicator is considered an appropriate estimate of a common or normal deviation for excess casualty. Likewise, in the judgment of AIG’s actuaries, an annual 5 percent potential deviation in loss development factors is reasonable based upon historical development.

     For D&O and related management liability classes of business, the loss cost trend assumption is critical. The loss development factor assumption is important but less critical than for excess casualty. As this coverage is written on a claims made basis, claims for a given accident year are all reported within that year. Therefore, the potential for significantly unusual loss development patterns generally exists only for several years. Actual changes in loss costs from one accident year to the next in the 1990s ranged from negative values to double-digit amounts. Thus the 5 percent sensitivity indicator is a reasonable estimate of a common or normal potential deviation. A 5 percent deviation in loss develop-

ment factors is also considered reasonable for these classes. However, as noted above, the dollar impact of such a deviation is less than that of a similar deviation in loss cost trends.

     For healthcare liability classes, both the loss cost trend and the loss development factor assumptions are critical. The nature of the potential volatility would be analogous to that described above for the excess casualty business. However, AIG’s volume of business in the healthcare classes is much smaller than for excess casualty, hence the potential dollar impact on AIG’s overall reserves is smaller for these classes than for excess casualty. AIG’s healthcare liability business includes both primary and excess exposures.

     For workers’ compensation, the loss development factor assumptions are important. Generally, AIG’s actual historical workers’ compensation loss development would be expected to provide a reasonably accurate predictor of future loss development. A 5 percent sensitivity indicator for workers’ compensation would thus be considered to be toward the high end of potential deviations for this class of business. AIG’s workers’ compensation reserves include a small portion relating to excess workers’ compensation coverage. The analysis applicable to excess casualty would apply to these reserves. However, the volume of such business is de minimis compared to that for excess casualty. The loss cost trend assumption for workers’ compensation is not believed to be material with respect to AIG’s loss reserves other than for that portion representing excess workers’ compensation. This is primarily because AIG’s actuaries are generally able to use loss development projections for all but the most recent accident year’s reserves, so there is limited need to rely on loss cost trend assumptions for workers’ compensation business.

     For casualty business other than the classes noted above, there is generally some potential for deviation in both the loss cost trend and loss development factor selections. However, the impact of such deviations would not be material when compared to the impact cited above for excess casualty and directors and officers’ liability.

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

     AIG’s net carried asbestos and environmental reserves are approximately $25 million greater than the mean indication of the reserves calculated using the market share method, and approximately $50 million less than the median indication of the reserves calculated using the frequency/ severity approach to test the reserves. Thus, based on these alternative tests, AIG deems its carried reserves to be reasonable as of December 31, 2003.

     Quantitative techniques frequently have to be supplemented by subjective consideration, including managerial judgment, to assure management satisfaction that the overall reserves are adequate to meet projected losses.

A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined for the six months ended June 30, 2004 and 2003 follows:

	2004		2003

(in millions)	Gross	Net	Gross	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$1,235	$386	$1,304	$400
Losses and loss expenses incurred*	114	39	107	41
Losses and loss expenses paid*	(176)	(64)	(172)	(46)

Reserve for losses and loss expenses at end of period	$1,173	$361	$1,239	$395

Environmental:
Reserve for losses and loss expenses at beginning of year	$789	$283	$832	$296
Losses and loss expenses incurred*	13	8	54	10
Losses and loss expenses paid*	(61)	(31)	(40)	(25)

Reserve for losses and loss expenses at end of period	$741	$260	$846	$281

Combined:
Reserve for losses and loss expenses at beginning of year	$2,024	$669	$2,136	$696
Losses and loss expenses incurred*	127	47	161	51
Losses and loss expenses paid*	(237)	(95)	(212)	(71)

Reserve for losses and loss expenses at end of period	$1,914	$621	$2,085	$676

*	All amounts pertain to policies underwritten in prior years.

The gross and net IBNR included in the reserve for losses and loss expenses at June 30, 2004 and December 31, 2003 were estimated as follows:

	2004		2003

(in millions)	Gross	Net	Gross	Net

Combined	$1,016	$271	$1,042	$280

A summary of asbestos and environmental claims count activity for the six months ended June 30, 2004 and 2003 was as follows:

	2004			2003

	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	7,474	8,852	16,326	7,085	8,995	16,080
Claims during year:
Opened	419	1,594	2,013	305	939	1,244
Settled	(72)	(179)	(251)	(60)	(116)	(176)
Dismissed or otherwise resolved	(314)	(1,780)	(2,094)	(119)	(1,146)	(1,265)

Claims at end of period	7,507	8,487	15,994	7,211	8,672	15,883

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

AIG’s survival ratios for asbestos and environmental claims, separately and combined, excluding voluntary environmental claim payments, were based upon a three year average payment. These ratios at June 30, 2004 and 2003 were as follows:

	Gross	Net

2004
Survival ratios:
Asbestos	4.4	4.1
Environmental	16.1	11.3
Combined	7.8	6.9

2003
Survival ratios:
Asbestos	4.2	4.1
Environmental	16.1	10.9
Combined	7.3	6.6

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

     Domestically, AIG’s Life Insurance & Retirement Services operations offer a broad range of protection products, including life insurance, group life and health products and payout annuities which include single premium immediate annuities, structured settlements and terminal funding annuities. Home service operations include an array of traditional and investment type products sold through agents. Retirement services include group retirement products, individual fixed and variable annuity operations and annuity run-off operations which include fixed and variable annuities largely sold through merger related discontinued distribution relationships. AIG’s principal domestic Life Insurance & Retire-

ment Services operations include AIG American General Life Companies, AIG Annuity Insurance Company (AIG Annuity), The Variable Annuity Life Insurance Company (VALIC) and SunAmerica Life Insurance Company.

     Overseas, AIG’s Life Insurance & Retirement Services operations include traditional products such as whole and term life and endowments, personal accident & health products, group products including life and health, and fixed and variable annuities. AIG operates overseas principally through American Life Insurance Company (ALICO), American International Assurance Company, Limited (AIA), American International Assurance Company, (Bermuda) Limited (AIA(B)), Nan Shan Life Insurance Company, Ltd. (Nan Shan) and AIG Star Life Insurance Co., Ltd. (AIG Star Life). AIG added significantly to its presence in Japan with the acquisition of GE Edison Life Insurance Company (now known as AIG Edison Life Insurance Company) (AIG Edison Life), in 2003. ALICO is incorporated in Delaware and all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in Europe, Africa, Latin America, the Caribbean, the Middle East, South Asia, and the Far East, with Japan being the largest territory. AIA operates primarily in China (including Hong Kong), Singapore, Malaysia and Thailand. Nan Shan operates in Taiwan. AIG Star Life operates in Japan.

Life Insurance & Retirement Services operations presented on a major product basis for the six month periods ending June 30, 2004 and 2003 were as follows:

(in millions)	2004	2003 (a)

GAAP premiums:
Domestic Life:
Life insurance	$906	$838
Home service	410	418
Group life/health	555	512
Payout annuities (b)	754	717

Total	2,625	2,485

Domestic Retirement Services:
Group retirement products	154	113
Individual fixed annuities	28	20
Individual variable annuities	199	153
Individual annuities-runoff (c)	40	40

Total	421	326

Total Domestic	3,046	2,811

Foreign Life:
Life insurance	7,594	6,384
Personal accident & health	2,087	1,439
Group products	803	633

Total	10,484	8,456

Foreign Retirement Services:
Individual fixed annuities	176	131
Individual variable annuities	29	8

Total	205	139

Total Foreign	10,689	8,595

Total GAAP premiums	$13,735	$11,406

Net investment income:
Domestic Life:
Life insurance	$732	$618
Home service	351	339
Group life/health	61	57
Payout annuities	400	320

Total	1,544	1,334

Domestic Retirement Services:
Group retirement products	1,067	998
Individual fixed annuities	1,495	1,194
Individual variable annuities	122	108
Individual annuities-runoff (c)	544	692

Total	3,228	2,992

Total Domestic	4,772	4,326

Foreign Life:
Life insurance	2,182	1,884
Personal accident & health	87	76
Group products	203	169
Intercompany adjustments	(9)	(6)

Total	2,463	2,123

Foreign Retirement Services:
Individual fixed annuities	445	150
Individual variable annuities	90	1

Total	535	151

Total Foreign	2,998	2,274

Total net investment income(d)	$7,770	$6,600

Realized capital gains (losses)(d)	(81)	(533)

Total operating income	$4,135	$2,954

Life insurance in-force (e):
Domestic	$699,954	$645,606
Foreign	966,560	951,020

Total	$1,666,514	$1,596,626

(a)	Restated to conform to 2004 presentation.

(b)	Includes structured settlements, single premium immediate annuities and terminal funding annuities.

(c)	Represents runoff annuity business sold through merger related discontinued distribution relationships.

(d)	For purposes of this presentation, investment income reflects certain amounts of realized capital gains where the gains are deemed to be an inherent element in pricing certain life products in some foreign countries.

(e)	Amounts presented were as at June 30, 2004 and December 31, 2003.

Life Insurance & Retirement Services Results

The increase in Life Insurance & Retirement Services operating income in the first six months of 2004 when compared to the same period of 2003 was caused in part by strong growth, particularly overseas, and the decline in realized capital losses relative to the same period of 2003.

     The contribution of Life Insurance & Retirement Services operating income to AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change amounted to 47.6 percent in the first six months of 2004 compared to 46.5 percent in the same period of 2003.

     Life GAAP premiums grew in the first six months of 2004 when compared with the same period in 2003. AIG’s domestic life operations had strong universal and term life sales and good performance from the independent distribution segment. Structured settlements also had strong growth. The domestic group business fell below AIG’s growth standards, largely because several accounts where pricing was unacceptable were not renewed. AIG is reviewing growth strategies for this business. At American General Life and Accident Insurance Company (AGLA), the home services business, a number of the initiatives taken in recent months to accelerate growth, such as introducing new products, hiring new agents and retraining existing agents, will take some time before the results are evident. However, the business is solidly profitable with strong cash flow.

     Domestic Retirement Services had a solid quarter. The businesses most correlated to the equity markets performed well, with the strongest sales growth in the individual variable annuity segment. VALIC, the group retirement services business, which has approximately half of client assets in equities, also benefited from improved equity market performance. VALIC has had a successful start cross-selling individual variable annuities, fixed annuities and mutual funds. AIG Annuity, the individual fixed annuity business, had very good performance with increased deposits, stable spreads and growth in operating income, even as consumers shifted assets to equity-based products.

     With respect to Foreign Life, the majority of the growth in GAAP Life Insurance & Retirement Services premiums was attributable to the Life insurance and Personal accident & health lines of business. This growth was most significant in Southeast Asia where AIG maintains significant market share established by its strong agency force, and in Japan, where AIG is benefiting from a flight to quality. Also in Japan, AIG Edison Life is being integrated successfully into AIG’s life operations. AIG Star Life is growing first year premiums as a result of new product introductions and an expanded agency force, and is benefiting from more successful conservation of in-force business. The annuity business in Japan is growing rapidly through product innovation and packaging skills and the confidence engendered by the financial strength of AIG companies. In addition, AIG’s deep and diverse distribution, which includes bancassurance, worksite marketing, direct marketing and strong agency organizations, provides a powerful platform for growth. Foreign Life Insurance & Retirement Services operations produced 77.8 percent and 75.4 percent of GAAP Life Insurance & Retirement Services premiums in 2004 and 2003, respectively.

     As previously discussed, the U.S. dollar weakened in relation to most major foreign currencies in which AIG transacts business. Accordingly, for the first six months of 2004, when foreign life GAAP premiums were translated into U.S. dollars for purposes of the preparation of the consolidated financial statements, total life GAAP premiums were approximately 5.1 percentage points more than they would have been if translated utilizing exchange rates prevailing in 2003.

     Under U.S. GAAP, deposits and certain other considerations received under deferred annuity (variable and fixed) and universal life contracts are not included as GAAP premiums. If such amounts were to be included, the overall growth from 2004 over 2003 would be more dramatic, due in part to large increases in foreign individual fixed annuities.

     The growth in net investment income in the first six months of 2004 when compared to the same period of 2003 was attributable to both foreign and domestic invested new cash flow for investment as well as improved returns on nontraditional investments. Additionally, net investment income was positively impacted by the compounding of previously earned and reinvested net investment income. (See also the discussion under “Liquidity” herein.)

     Life Insurance & Retirement Services investment portfolios are managed within the overall objectives of the Life Insurance & Retirement Services operations. The decline in the realized capital losses in the first six months of 2004 reflect an improved economy, stronger corporate balance sheets and a significantly lower level of impairments. The realized capital losses in the first six months of 2003 reflect impairment loss provisions for certain equity and fixed income holdings. (See also the discussion on “Valuation of Invested Assets” herein.)

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

Insurance Invested Assets

AIG’s general strategy is to invest in high quality securities while maintaining diversification to avoid significant exposure to issuer, industry and/or country concentrations. With respect to General Insurance, AIG’s strategy is to invest in longer duration fixed maturities to maximize the yields at the date of purchase. With respect to Life Insurance & Retirement Services, AIG’s strategy is to produce cash flows required to meet maturing insurance liabilities. (See also the discussion under “Operating Review: Life Insurance & Retirement Services Operations” herein.) AIG invests in equities for various reasons, including diversifying its overall exposure to interest rate risk. Equity securities are subject to declines in fair value. Such declines in fair value are presented in unrealized appreciation or depreciation of investments, net of taxes as a component of other comprehensive income. Generally, insurance regulations restrict the types of assets in which an insurance company may invest. When permitted by regulatory authorities and when deemed necessary to protect insurance assets, including invested assets, from adverse movements in foreign currency exchange rates, interest rates and equity prices, AIG and its insurance subsidiaries may enter into derivative transactions as end users. (See also the discussion under “Derivatives” herein.)

     In certain jurisdictions, significant regulatory and/or foreign governmental barriers exist which may not permit the immediate free flow of funds between insurance subsidiaries or from the insurance subsidiaries to AIG parent. These barriers generally cause only minor delays in the outward remittance of the funds.

The following tables summarize the composition of AIG’s insurance invested assets by insurance segment, at June 30, 2004 and December 31, 2003:

		Life
		Insurance &			Percent Distribution
June 30, 2004	General	Retirement		Percent
(dollars in millions)	Insurance	Services	Total	of Total	Domestic	Foreign

Fixed Maturities:
Available for sale, at market value (a)	$41,104	$274,158	$315,262	70.3%	62.6%	37.4%
Held to maturity, at amortized cost	12,877	–	12,877	2.9	100.0	–
Equity securities, at market value(b)	4,956	9,182	14,138	3.1	33.2	66.8
Mortgage loans on real estate, policy and collateral loans	24	20,421	20,445	4.6	68.1	31.9
Short-term investments, including time deposits, and cash	2,311	14,465	16,776	3.7	45.2	54.8
Real estate	558	2,860	3,418	0.8	22.5	77.5
Investment income due and accrued	978	4,388	5,366	1.2	61.5	38.5
Securities lending collateral	4,539	42,354	46,893	10.4	84.3	15.7
Other invested assets	5,980	7,410	13,390	3.0	79.8	20.2

Total	$73,327	$375,238	$448,565	100.0%	64.8%	35.2%

(a)	Includes $1.79 billion of bond trading securities, at market value.

(b)	Includes $1.80 billion of nonredeemable preferred stocks, at market value.

		Life
		Insurance &			Percent Distribution
December 31, 2003	General	Retirement		Percent
(dollars in millions)	Insurance	Services	Total	of Total	Domestic	Foreign

Fixed Maturities:
Available for sale, at market value(a)	$41,610	$258,139	$299,749	75.9%	64.1%	35.9%
Held to maturity, at amortized cost	8,037	–	8,037	2.0	100.0	–
Equity securities, at market value(b)	5,130	4,233	9,363	2.4	53.7	46.3
Mortgage loans on real estate, policy and collateral loans	25	20,260	20,285	5.1	67.7	32.3
Short-term investments, including time deposits, and cash	1,918	6,497	8,415	2.1	50.3	49.7
Real estate	569	2,903	3,472	0.9	22.7	77.3
Investment income due and accrued	881	4,003	4,884	1.2	62.8	37.2
Securities lending collateral	5,225	24,970	30,195	7.7	76.0	24.0
Other invested assets	5,121	5,357	10,478	2.7	81.9	18.1

Total	$68,516	$326,362	$394,878	100.0%	65.4%	34.6%

(a)	Includes $282 million of bond trading securities, at market value.
(b)	Includes $1.90 billion of nonredeemable preferred stocks, at market value.

Credit Quality

At June 30, 2004, approximately 64 percent of the fixed maturities investments were domestic securities. Approximately 31 percent of such domestic securities were rated AAA by one or more of the principal rating agencies. Approximately 7 percent were below investment grade or not rated.

     A significant portion of the foreign insurance fixed income portfolio is rated by Moody’s, Standard & Poor’s (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At June 30, 2004, approximately 19 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG’s internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 5 percent were below investment grade or not rated at that date. A large portion of the foreign insurance fixed income portfolio are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

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

     As a result of these policies, AIG recorded impairment losses, net of taxes, of $163 million and $659 million in the first six months of 2004 and 2003, respectively. The recovery in global equity markets and reasonably steady domestic interest rates were the primary reasons for the decline in impairment loss recognition from 2003 to 2004.

     No impairment charge with respect to any one single credit was significant to AIG’s consolidated financial condition or results of operations, and no individual impairment loss exceeded 1.0 percent of consolidated net income for the first six months of 2004.

     Excluding the impairments noted above, the changes in market value for AIG’s available for sale portfolio, which constitutes the vast majority of AIG’s investments, were recorded in accumulated other comprehensive income as unrealized gains or losses.

     At June 30, 2004, the unrealized losses after taxes of the fixed maturity securities were approximately $3.0 billion. At June 30, 2004, the unrealized losses after taxes of the equity securities portfolio were approximately $115 million.

     At June 30, 2004, aggregate unrealized gains after taxes were $7.8 billion and aggregate unrealized losses after taxes were $3.1 billion. No single issuer accounted for more than three percent of the unrealized losses.

     At June 30, 2004, the fair value of AIG’s fixed maturities and equity securities aggregated to $343.8 billion. Of this aggregate fair value, 0.17 percent represented securities trading at or below 75 percent of amortized cost or cost.

     The impact on net income of unrealized losses after taxes will be further mitigated upon realization, because certain realized losses will be charged to participating policyholder accounts, or realization will result in current decreases in the amortization of certain deferred acquisition costs.

At June 30, 2004, unrealized losses for fixed maturity securities and equity securities did not reflect any significant industry concentrations.

The amortized cost of fixed maturities available for sale in an unrealized loss position at June 30, 2004, by contractual maturity, is shown below:

Amortized
(in millions)	Cost

Due in one year or less	$1,805
Due after one year through five years	18,115
Due after five years through ten years	48,898
Due after ten years	63,515

Total	$132,333

     In the six months ended June 30, 2004, the pretax realized losses incurred with respect to the sale of fixed maturities and equity securities were $829 million. The aggregate fair value of securities sold was $16.4 billion, which was approximately 99 percent of amortized cost. The average period of time that securities sold at a loss during the six months ended June 30, 2004 were trading continuously at a price below book value was approximately five months.

American International Group, Inc. and Subsidiaries

At June 30, 2004, aggregate pretax unrealized gains were $12.0 billion, while the pretax unrealized losses with respect to investment grade bonds, below investment grade bonds and equity securities were $3.96 billion, $698 million and $177 million, respectively. Aging of the pretax unrealized losses with respect to these securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the market value is less than amortized cost or cost), including the number of respective items, was as follows:

	Less than or equal to			Greater than 20% to			Greater than
	20% of Cost(a)			50% of Cost(a)			50% of Cost(a)			Total

Aging	Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss(b)	Items

Investment grade bonds
0-6 months	$111,219	$3,197	6,313	$35	$13	9	$–	$–	–	$111,254	$3,210	6,322
7-12 months	9,549	500	713	20	5	2	–	–	–	9,569	505	715
>12 months	4,457	195	472	127	32	19	37	22	2	4,621	249	493

Total	$125,225	$3,892	7,498	$182	$50	30	$37	$22	2	$125,444	$3,964	7,530

Below investment grade bonds
0-6 months	$4,348	$219	791	$127	$30	32	$12	$8	15	$4,487	$257	838
7-12 months	506	63	97	73	17	17	3	2	8	582	82	122
>12 months	987	110	138	820	242	130	13	7	13	1,820	359	281

Total	$5,841	$392	1,026	$1,020	$289	179	$28	$17	36	$6,889	$698	1,241

Total bonds
0-6 months	$115,567	$3,416	7,104	$162	$43	41	$12	$8	15	$115,741	$3,467	7,160
7-12 months	10,055	563	810	93	22	19	3	2	8	10,151	587	837
>12 months	5,444	305	610	947	274	149	50	29	15	6,441	608	774

Total	$131,066	$4,284	8,524	$1,202	$339	209	$65	$39	38	$132,333	$4,662	8,771

Equity securities
0-6 months	$2,064	$118	617	$67	$20	59	$6	$4	13	$2,137	$142	689
7-12 months	84	11	23	21	6	9	3	1	5	108	18	37
>12 months	284	4	42	36	13	11	–	–	–	320	17	53

Total	$2,432	$133	682	$124	$39	79	$9	$5	18	$2,565	$177	779

(a)	For bonds, represents amortized cost.
(b)	As more fully described above, upon realization, certain realized losses will be charged to participating policyholder accounts, or realization will result in a current decrease in the amortization of certain deferred acquisition costs.

     As stated previously, the valuation for AIG’s investment portfolio comes from market exchanges or dealer quotations, with the exception of nontraded securities. AIG considers nontraded securities to mean certain fixed income investments, certain structured securities, direct private equities, limited partnerships and hedge funds. The aggregate carrying value of these securities at June 30, 2004 was approximately $61.7 billion.

     The methodology used to estimate the fair value of nontraded fixed income investments is by reference to traded securities with similar attributes and using a matrix pricing methodology. This technique takes into account such factors as the industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer, and other relevant factors. The change in fair value is recognized as a component of unrealized appreciation.

     For certain structured securities, the carrying value is based on an estimate of the security’s future cash flows pursuant to the requirements of Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The change in carrying value of these assets is recognized in income.

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

     ILFC finances its purchases of aircraft primarily through the issuance of a variety of debt instruments. The composite borrowing rates at the end of the first six months of 2004 and 2003 were 4.15 percent and 4.50 percent, respectively. (See also the discussions under “Capital Resources” and “Liquidity” herein and Note 2 of Notes to Financial Statements.)

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

     ILFC typically contracts to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, ILFC has generally been able to re-lease such aircraft within two to six months of its return. While some of the lease rates for aircraft that have been redeployed are lower, this is partially offset by low interest rates, which reduce ILFC’s financing costs. As a lessor, ILFC considers an aircraft “idle” or “off lease” when the aircraft is not subject to a signed lease agreement or signed letter of intent. At June 30, 2004, there were no aircraft off lease. However, three aircraft were leased to a Peruvian airline which temporarily suspended operations on July 12, 2004, and ILFC is in the process of securing these planes for re-lease. (See also the discussions under “Capital Resources” and “Liquidity” herein.)

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

     In the third quarter of 2003, AIG integrated the operations of AIG Trading Group Inc. and its subsidiaries (AIGTG) with AIG Financial Products Corp. and its subsidiaries (AIGFP) thereby establishing the Capital Markets operating and reporting unit. AIG believes that this will result in greater efficiencies and product synergies as well as growth opportunities. As Capital Markets is a transaction-oriented operation, current and past revenues and operating results may not provide a basis for predicting future performance.

     AIG’s Capital Markets operations derive substantially all their revenues from hedged proprietary positions entered in connection with counterparty transactions rather than from speculative transactions. These subsidiaries participate in the derivatives dealer market conducting, primarily as principal, an interest rate, currency, equity, commodity and credit derivative products business.

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

     Derivative transactions are entered into in the ordinary course of Capital Markets operations. Therefore, income on interest rate, currency, equity, commodity and credit derivatives along with their related hedges are recorded on a mark to market value or at estimated fair value where market prices are not readily available with the resulting unrealized gains or losses reflected in the income statement in the current year. In the first six months of 2004, less than five percent of revenues resulted from transactions valued at estimated fair value. The mark to fair value of derivative transactions is reflected in the balance sheet in the captions “Unrealized gain on interest rate and currency swaps, options and forward transactions” and “Unrealized loss on interest rate and currency swaps, options and forward transactions.” The unrealized gain represents the present value of the aggregate of each net receivable by counterparty, and the unrealized loss represents the present value of the aggregate of each net payable by counterparty as of June 30, 2004. These amounts will change from one period to the next due to changes in interest rates, currency rates, equity prices and other market variables, as well as cash movements, execution of new transactions and the maturing of existing transactions. (See also the discussion under “Derivatives” herein.) Spread income on investments and borrowings are recorded on an accrual basis over the life of the transaction. Investments are classified as available for sale securities and are marked to market with the resulting unrealized gains or losses reflected in shareholders’ equity.

     Domestically, AIG’s Consumer Finance operations derive a substantial portion of their revenues from finance charges assessed on outstanding mortgages, home equity loans, secured and unsecured consumer loans and retail merchant financing. Credit quality continues to be strong and receivables grew substantially. Overseas operations provide credit cards, personal and auto loans, term deposits, savings accounts, sales finance and mortgages with an emphasis on emerging markets.

     Consumer Finance operations are exposed to loss when contractual payments are not received. Collection exposure is managed through the mix of tight underwriting controls, mix of loans and collateral thereon.

Financial Services operations for the six month periods ending June 30, 2004 and 2003 were as follows:

(in millions)	2004	2003

Revenues:
Aircraft Finance(a)	$1,562	$1,487
Capital Markets(b)	735	808
Consumer Finance(c)	1,416	1,293
Other	17	22

Total	$3,730	$3,610

Operating income:
Aircraft Finance	$343	$358
Capital Markets	416	488
Consumer Finance	375	315
Other, including intercompany adjustments	(2)	(8)

Total	$1,132	$1,153

(a)	Revenues were primarily from ILFC aircraft lease rentals.
(b)	Revenues were primarily from AIGFP and AIGTG hedged proprietary positions entered into in connection with counterparty transactions.
(c)	Revenues were primarily finance charges.

Financial Services Results

ILFC’s securitization of approximately $2 billion in aircraft in the third quarter of 2003 and first quarter of 2004, and the transaction-oriented nature of Capital Markets operations were the primary reason for the decline in operating income in the first six months of 2004 compared to the same period of 2003.

     Financial Services operating income represented 13.0 percent of AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change in the first six months of 2004. This compares to 18.2 percent in the same period of 2003.

     With respect to ILFC, the revenue growth in the first six months of 2004 resulted primarily from the increase in flight equipment under operating lease and the increase in the relative cost of the leased fleet.

The composition by percentage contribution of revenues and operating income for Capital Markets operations in the first six months of 2004 and 2003 is set forth below. The percentages for operating income are the same as those for revenues because expenses are allocated across all products in proportion to the revenues generated by that product. Material changes in the distribution of revenues and operating income from period to period are not unusual due to the transactional nature of the Capital Markets business.

	2004	2003

Spread income on investments and borrowings	47%	35%
Interest rate and currency products	29	35
Equity linked products	5	2
Credit linked products	12	24
Commodity and commodity linked products and other revenue	7	4

     Financial market conditions in the first six months of 2004 compared with the first six months of 2003 were char-

acterized by interest rates which were broadly unchanged across fixed income markets globally, a tightening of credit spreads, and higher equity valuations. Capital Markets results in 2004 compared with 2003 reflected a shift in product segment activity to respond to these conditions.

     The most significant component of Capital Markets operating expenses is compensation, which approximated 34 percent and 33 percent of revenues in the first six months of 2004 and 2003, respectively.

     Consumer Finance revenues in the first six months of 2004 increased. The increase in revenues in the first six months of 2004 was the result of growth in average finance receivables and credit quality continues to be strong. Further, reductions of the cost to borrow led to an improvement in the operating income over the previous year.

Financial Services Invested Assets

The following table is a summary of the composition of AIG’s Financial Services invested assets at June 30, 2004 and December 31, 2003. (See also the discussions under “Operating Review: Financial Services Operations,” “Capital Resources” and “Derivatives” herein.)

	2004		2003

	Invested	Percent of	Invested	Percent of
(dollars in millions)	Assets	Total	Assets	Total

Flight equipment primarily under operating leases, net of accumulated depreciation	$31,970	24.1%	$30,343	23.9%
Finance receivables, net of allowance	20,339	15.3	17,609	13.9
Unrealized gain on interest rate and currency swaps, options and forward transactions	18,994	14.3	21,599	17.0
Securities available for sale, at market value	17,876	13.5	15,714	12.4
Trading securities, at market value	3,616	2.7	3,300	2.6
Securities purchased under agreements to resell, at contract value	30,648	23.1	28,144	22.2
Trading assets	1,411	1.1	2,548	2.0
Spot commodities, at market value	687	0.5	250	0.2
Other, including short-term investments	7,257	5.4	7,392	5.8

Total	$132,798	100.0%	$126,899	100.0%

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC’s debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During the first six months of 2004, ILFC acquired flight equipment costing $3.37 billion. (See also the discussion under “Operating Review: Financial Services Operations” and “Capital Resources” herein.)

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

     Capital Markets derivatives transactions are carried at market value or at estimated fair value when market prices are not readily available. AIGFP reduces its economic risk exposure through similarly valued offsetting transactions including swaps, trading securities, options, forwards and futures. The estimated fair values of these transactions represent assessments of the present value of expected future cash flows. These transactions are exposed to liquidity risk if AIGFP were required to sell or close out the transactions prior to maturity. AIG believes that the impact of any such event would not be significant to AIG’s financial condition or its overall liquidity. (See also the discussion under “Operating Review: Financial Services Operations” and “Derivatives” herein.)

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

     Securities available for sale is predominately a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At June 30, 2004, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review.

AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $217 million of these securities. Securities deemed below investment grade at June 30, 2004, amounted to approximately $98 million in fair value representing 0.5 percent of the total AIGFP securities available for sale. Of this amount, $30 million is hedged with a credit derivative. There have been no significant downgrades through July 30, 2004.

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

     AIGFP is exposed to credit risk. If its securities available for sale portfolio were to suffer significant default and the collateral held declined significantly in value with no replacement or the credit default swap counterparty failed to perform, AIGFP could have a liquidity strain. AIG guarantees AIGFP’s payment obligations, including its debt obligations.

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

The gross unrealized gains and gross unrealized losses of Capital Markets included in the financial services assets and liabilities at June 30, 2004 were as follows:

	Gross	Gross
	Unrealized	Unrealized
(in millions)	Gains	Losses

Securities available for sale, at market value	$1,800	$1,797
Unrealized gain/ loss on interest rate and currency swaps, options and forward transactions(a)	18,994	13,455
Trading assets	317	382
Spot commodities, at market value	26	–
Trading liabilities	–	1,260
Securities and spot commodities sold but not yet purchased, at market value	–	447

(a)	These amounts are also presented as the respective balance sheet amounts.

     AIGFP’s interest rate and currency risks on securities available for sale, at market, are managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At June 30, 2004, the unrealized gains and losses remaining after the benefit of the offsets were $45 million and $42 million, respectively.

     Trading securities, at market value, and securities and spot commodities sold but not yet purchased, at market value, are marked to market daily with the unrealized gain or loss being recognized in income at that time. These securities are held to meet the short-term risk management objectives of Capital Markets operations.

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

     As discussed above AIG Retirement Services operations are now reported with Life Insurance operations. Therefore, Asset Management operations now represent the results of AIG’s asset management and brokerage services operations, mutual fund operations and the foreign and domestic guaranteed investment contract operations.

Asset Management revenues and operating income for the six month periods ending June 30, 2004 and 2003 were as follows:

(in millions)	2004	2003

Revenues:
Guaranteed Investment Contracts	$1,342	$1,237
Institutional Asset Management*	475	300
Brokerage Services and Mutual Funds	123	98

Total	$1,940	$1,635

Operating income:
Guaranteed Investment Contracts	$335	$258
Institutional Asset Management*	144	88
Brokerage Services and Mutual Funds	37	24

Total	$516	$370

*	Includes AIG Global Investment Group and certain smaller asset management operations. 2004 revenues and operating income include amounts attributable to third party investors required to be consolidated pursuant to FIN 46 and its subsequent revision FIN 46R, which amounts are included in minority interest in the consolidated financial statements.

Asset Management Results

Asset Management operating income increased in the first six months of 2004 compared to the same period of 2003 as a result of the upturn in worldwide financial markets and a strong global product portfolio. The operating income growth results from fees related to the management of mutual funds and various investment portfolios that are, in great part, contingent upon the growth in the equity markets and customer interest in equity sensitive products. Thus, as equity markets expand and contract, the appetite for private equity investment changes, and the revenues and operating income with respect to the asset management portion of this segment can be expected to be similarly affected. GICs are sold domestically and abroad to both institutions and individuals. These products are written on an opportunistic basis when market conditions are favorable. Thus, revenues, operating income and cash flow attributable to GICs will vary from one reporting period to the next.

     Asset Management operating income represented 5.9 percent of AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change in the first six months of 2004. This compares to 5.8 percent in the same period of 2003.

     At June 30, 2004, AIG’s third party assets under management, including both retail mutual funds and institutional accounts, approximated $49 billion and the aggregate GIC reserve was $50.9 billion.

Other Operations

Other income (deductions) – net includes partnership income generated by the investment of capital held by AIG SunAmerica, AIG’s equity in certain minor majority-owned subsidiaries and certain partially owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. Other income (deductions) – net amounted to $(71) million and $(279) million in the first six months of 2004 and 2003, respectively. The improvement in the first six months of 2004 compared to the same period of 2003 was primarily the result of stronger performance of AIG SunAmerica investments in partnerships.

Capital Resources

At June 30, 2004, AIG had total shareholders’ equity of $73.58 billion and total borrowings of $84.64 billion. At that date, $75.43 billion of such borrowings were either not guaranteed by AIG or were AIGFP’s matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

Borrowings

At June 30, 2004, AIG’s net borrowings were $9.21 billion after reflecting amounts that were matched borrowings under AIGFP’s obligations of GIAs and matched notes and bonds payable and amounts not guaranteed by AIG. The following table summarizes borrowings outstanding at June 30, 2004 and December 31, 2003:

(in millions)	2004	2003

AIG’s net borrowings	$9,207	$7,650
AIGF P
GIAs	16,484	15,337
Matched notes and bonds payable	16,306	15,289
Borrowings not guaranteed by AIG	42,646	39,002

Total	$84,643	$77,278

Borrowings issued or guaranteed by AIG and those borrowings not guaranteed by AIG at June 30, 2004 and December 31, 2003 were as follows:

(in millions)	2004	2003

AIG borrowings:
Medium term notes	$767	$791
Notes and bonds payable	3,159	3,141
Loans and mortgages payable	369	337

Total	4,295	4,269

Borrowings guaranteed by AIG:
AIGFP
GIAs	16,484	15,337
Notes and bonds payable	17,177	16,203

Total	33,661	31,540

AIG Funding, Inc. commercial paper	2,946	1,223

AGC Notes and bonds payable	1,095	1,244

Total borrowings issued or guaranteed by AIG	41,997	38,276

Borrowings not guaranteed by AIG:
ILFC
Commercial paper	2,376	1,575
Medium term notes	5,598	5,960
Notes and bonds payable(a)	15,614	14,431
Loans and mortgages payable(b)	82	143

Total	23,670	22,109

AGF
Commercial paper	3,082	2,877
Medium term notes	11,910	9,714
Notes and bonds payable	1,665	1,739

Total	16,657	14,330

Commercial paper:
AIG Credit Card Company (Taiwan)	234	250
AIG Finance (Taiwan) Limited	12	13

Total	246	263

Loans and mortgages payable:
AIGCFG	605	624
AIG Finance (Hong Kong) Limited	66	165

Total	671	789

Other Subsidiaries	634	727

Variable Interest Entity debt:
ILFC	453	464
AIG Global Investment Group	–	6
AIG Capital Partners	145	148
AIG SunAmerica	170	166

Total	768	784

Total borrowings not guaranteed by AIG	42,646	39,002

Total Borrowings	$84,643	$77,278

(a)	Includes borrowings under Export Credit Facility of $1.7 billion.
(b)	Capital lease obligations.

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

     ILFC and AGF as well as AIG Credit Card Company (Taiwan) – (AIGCCC-Taiwan) and AIG Finance (Taiwan) Limited – (AIGF-Taiwan), both consumer finance subsidiaries in Taiwan, have issued commercial paper for the funding of their own operations. At June 30, 2004, AIG did not guarantee the commercial paper of any of its subsidiaries other than Funding. (See also the discussion under “Derivatives” herein.)

     AIG and Funding are parties to unsecured syndicated revolving credit facilities (collectively, the Facility) aggregating $2.75 billion. The Facility consists of $1.375 billion in a short-term revolving credit facility and $1.375 billion in a five year revolving credit facility. The Facility can be used for general corporate purposes and also to provide backup for Funding’s commercial paper programs. There are currently no borrowings outstanding under the Facility, nor were any borrowings outstanding as of June 30, 2004.

     AGF is a party to unsecured syndicated revolving credit facilities aggregating $3.25 billion. The facilities consist of $1.75 billion in a short-term revolving credit facility and $1.5 billion in a five year revolving credit facility, which support AGF’s commercial paper borrowings. There are currently no borrowings under these facilities, nor were any borrowings outstanding as of June 30, 2004. AGF had $7.4 billion in aggregate principal amount of debt securities registered and available for issuance at June 30, 2004. AGF uses the proceeds from the issuance of notes and bonds for the funding of its finance receivables.

     Proceeds from the collection of finance receivables will be used to pay the principal and interest with respect to AGF’s debt.

     ILFC is a party to unsecured syndicated revolving credit facilities aggregating $4.2 billion at June 30, 2004. The facilities are used to support ILFC’s maturing debt and other obligations and consist of $3.15 billion in a short-term revolving credit facility and $1.05 billion in a three year revolving credit facility. There are currently no borrowings under these facilities, nor were any borrowings outstanding as of June 30, 2004.

     At June 30, 2004, ILFC had increased the aggregate principal amount outstanding of its medium term and long-term notes including $726 million resulting from foreign exchange translation. ILFC had $11.08 billion of debt securities registered for public sale at June 30, 2004. As of June 30, 2004, $8.05 billion of debt securities were issued. In addition, ILFC has a Euro Medium Term Note Program for $7.0 billion, under which $4.31 billion in notes were sold through June 30, 2004. ILFC has substantially eliminated the currency exposure arising from foreign currency denominated notes by either hedging the notes through swaps or through the offset provided by operating lease payments. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

     ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these borrowings depending on the delivery date of the aircraft. At June 30, 2004, ILFC had $1.7 billion outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. In May 2004, ILFC entered into a similarly structured Export Credit Facility for up to a maximum of $2.64 billion, for Airbus aircraft to be delivered in 2004 and 2005. The facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar, and the interest rate is determined through a bid process. As of June 30, 2004, one aircraft had been financed under this facility, and a second aircraft was financed during July 2004. Borrowings with respect to these facilities are included in Notes and Bonds Payable in the preceding table of borrowings. During 2003, ILFC entered into various bank financings for a total funded amount of $1.3 billion. The financings mature through 2009. One tranche of one of the loans totaling $410 million was issued in Japanese yen and swapped to U.S. dollars.

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

     AIGFP has established a Euro Medium Term Note Program under which an aggregate principal amount of up to $5.0 billion of notes may be outstanding. As of June 30, 2004, $5.78 billion of notes had been issued under the program, $3.64 billion of which were outstanding. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

     During the first six months of 2004, AIG did not issue any medium term notes, and $24 million of previously issued notes matured or were redeemed. At June 30, 2004, AIG had $140 million in aggregate principal amount of debt securities registered for issuance from time to time. AIG has filed a universal shelf registration statement to sell up to $5.1 billion of debt securities, preferred and common stock and other securities. AIG has no current plans to issue the equity, equity-linked or capital securities included in the registration statement, but intends to continue its customary practice of issuing securities from time to time for general corporate purposes.

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

     As of November 2001, AIG guaranteed the notes and bonds of AGC. During 2002, AGC issued $200 million in notes which matured in March 2003. During the first six months of 2004, $149 million of previously issued notes matured.

Shareholders’ Equity

AIG’s shareholders’ equity increased $2.32 billion during the first six months of 2004. During the first six months of 2004, retained earnings increased $5.18 billion, resulting from net income less dividends. Unrealized appreciation of investments, net of taxes decreased $3.07 billion and the cumulative translation adjustment loss, net of taxes, increased $21 million. The change from period to period with respect to the unrealized appreciation of investments, net of taxes, was primarily impacted by the increase in domestic interest rates. During the first six months of 2004, there was a gain of

$492 million, net of taxes, relating to derivative contracts designated as cash flow hedging instruments. (See also the discussion under “Operating Review” and “Liquidity” herein and the Consolidated Statement of Comprehensive Income.)

     AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities.

Stock Repurchase

During the period January 1, 2004 through July 31, 2004, AIG repurchased in the open market 6,263,200 shares of its common stock. AIG from time to time may buy its common shares in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans.

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

     At June 30, 2004, there were no significant statutory or regulatory issues which would impair AIG’s financial condition, results of operations or liquidity, but there can be no assurance that such issues will not arise in the future. To AIG’s knowledge, no AIG company is on any regulatory or similar “watch list.” (See also the discussion under “Liquidity” herein.)

Regulation and Supervision

AIG’s insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and jurisdictions in which they do business. The National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company’s statutory surplus to the risk inherent in its overall operations. At June 30, 2004, the risk-based adjusted surplus of each of AIG’s domestic general companies and of each of AIG’s domestic life companies exceeded each of their RBC standards. Federal, state or local legislation may affect AIG’s ability to operate and expand its various financial services businesses and changes in the current laws, regulations or interpretations thereof may have a material adverse effect on these businesses.

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

Contractual Obligations and Other

Commercial Commitments

The maturity schedule of AIG’s contractual obligations at June 30, 2004 was as follows:

(in millions)

		Payments due by Period

		Less	One	Four
		Than	Through	Through	After
	Total	One	Three	Five	Five
	Payments	Year	Years	Years	Years

Borrowings*	$75,225	$19,284	$16,598	$12,672	$26,671
Aircraft purchase commitments	22,723	1,282	10,747	8,280	2,414

Total	$97,948	$20,566	$27,345	$20,952	$29,085

*	Excludes commercial paper and obligations included as debt pursuant to FIN 46R and includes ILFC’s capital lease obligations.

The maturity schedule of AIG’s other commercial commitments by segment at June 30, 2004 was as follows:

(in millions)

		Amount of Commitment Expiration

		Less	One	Four
	Total	Than	Through	Through	After
	Amounts	One	Three	Five	Five
	Committed	Year	Years	Years	Years

Letters of credit:
Life Insurance & Retirement Services	$123	$93	$–	$–	$30
DBG	197	98	99	–	–
Standby letters of credit:
Capital Markets	1,564	1	18	21	1,524
Guarantees:
Life Insurance & Retirement Services	3,140	164	2,250	–	726
Asset Management	144	76	57	11	–
Other commercial commitments(a):
Capital Markets(b)	16,045	251	1,486	2,959	11,349
Aircraft Finance(c)	1,430	–	570	422	438
Life Insurance & Retirement Services	2,289	312	839	372	766
Asset Management	3,196	2,939	190	–	67
DBG	1,712	–	–	–	1,712

Total	$29,840	$3,934	$5,509	$3,785	$16,612

(a)	Excludes commitments with respect to pension plans.
(b)	Primarily liquidity facilities provided in connection with certain municipal swap transactions.
(c)	Primarily in connection with options to acquire aircraft.

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

     At June 30, 2004, AIG’s consolidated invested assets included $18.16 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first six months of 2004 amounted to $14.29 billion.

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

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG’s insurance operations generated approximately $31.6 billion in pretax cash flow during the first six months of 2004. Cash flow includes periodic premium collections, including policyholders’ contract deposits, cash flows from investment operations and paid loss recoveries less reinsurance premiums, losses, benefits, and acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG’s insurance investment operations generated approximately $9.0 billion in investment income cash flow during the first six months of 2004. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains net of realized capital losses. (See also the discussions under “Operating Review: General Insurance Operations” and “Life Insurance & Retirement Services Operations” herein.)

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

     In addition to the combined insurance pretax operating cash flow, AIG’s insurance operations held $16.79 billion in cash and short-term investments at June 30, 2004. Operating cash flow and the cash and short-term balances held provided AIG’s insurance operations with a significant amount of liquidity.

     This liquidity is available, among other things, to purchase predominately high quality and diversified fixed income securities and, to a lesser extent, marketable equity securities, and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $81 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $107 billion of fixed income securities and marketable equity securities during the first six months of 2004.

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

     AIG calculated the VaR with respect to the net fair value of each of AIG’s insurance segments as of June 30, 2004 and December 31, 2003. AIG uses the historical simulation methodology which entails repricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was repriced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The VaR number represents the maximum potential loss incurred by these scenarios with a 95 percent confidence (i.e., only 5 percent of historical scenarios show losses greater than the VaR figure). A one month holding period was assumed in computing the VaR figure.

The following table presents the VaR on a combined basis and of each component of market risk for each of AIG’s insurance segments as of June 30, 2004 and December 31, 2003. VaR with respect to combined operations cannot be derived by aggregating the individual risk or segment amounts presented herein.

			Life Insurance &
			Retirement
	General Insurance		Services

(in millions)	2004	2003	2004	2003

Market risk:
Combined	$1,497	$1,100	$4,292	$3,075
Interest rate	1,591	1,173	4,132	2,967
Currency	88	125	300	257
Equity	688	797	859	758

The following table presents the average, high and low VaRs on a combined basis and of each component of market risk for each of AIG’s insurance segments as of June 30, 2004 and December 31, 2003.

	2004			2003

(in millions)	Average	High	Low	Average	High	Low

General Insurance:
Market risk:
Combined	$1,233	$1,497	$1,100	$888	$1,120	$658
Interest rate	1,329	1,591	1,173	732	1,173	411
Currency	101	125	88	94	147	64
Equity	753	797	688	781	935	631
Life Insurance & Retirement Services:
Market risk:
Combined	$3,531	$4,292	$3,075	$2,262	$3,419	$1,299
Interest rate	3,369	4,132	2,967	2,207	3,347	1,376
Currency	288	305	257	204	257	166
Equity	816	859	758	762	975	627

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

     AIG’s Market Risk Management Department provides detailed independent review of AIG’s market exposures, particularly those market exposures of the Capital Markets operations. This department determines whether AIG’s market risks, as well as those market risks of individual subsidiaries, are within the parameters established by AIG’s senior man-

agement. Well established market risk management techniques such as sensitivity analysis are used. Additionally, this department verifies that specific market risks of each of certain subsidiaries are managed and hedged by that subsidiary.

     ILFC is exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates. As of June 30, 2004 and December 31, 2003, AIG statistically measured the loss of fair value through the application of a VaR model. In this analysis, the net fair value of Aircraft Finance operations was determined using the financial instrument assets which included the tax adjusted future flight equipment lease revenue and the financial instrument liabilities which included the future servicing of the current debt. The estimated impact of the current derivative positions was also taken into account.

     AIG calculated the VaR with respect to the net fair value of Aircraft Finance operations using the historical simulation methodology, as previously described. As of June 30, 2004 and December 31, 2003, the average VaR with respect to the net fair value of Aircraft Finance operations was approximately $50 million and $38 million, respectively.

     Capital Markets operations are exposed to market risk due to changes in the level and volatility of interest rates, foreign currency exchange rates, equity prices and commodity prices. AIGFP and AIGTG hedge their exposure to these risks primarily through swaps, options, forwards and futures. To economically hedge interest rate risks, these subsidiaries may also purchase U.S. and foreign government obligations.

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

     Capital Markets’ asset and liability portfolios for which the VaR analyses were performed included over the counter and exchange traded investments, derivative instruments and commodities. Because the market risk with respect to securities available for sale, at market is substantially hedged, segregation of market sensitive instruments into trading and other than trading was not deemed necessary.

     AIG calculated the VaR with respect to Capital Markets operations as of June 30, 2004 and December 31, 2003. AIG uses the historical simulation methodology which entails repricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity in-

dex prices were used to construct the historical scenarios. For each scenario, each transaction was repriced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The VaR number represents the maximum potential loss incurred by these scenarios with a 95 percent confidence (i.e., only 5 percent of historical scenarios show losses greater than the VaR figure). A one-month holding period was assumed in computing the VaR figure.

The following table presents the VaR on a combined basis and of each component of Capital Markets risk as of June 30, 2004 and December 31, 2003. VaR with respect to combined operations cannot be derived by aggregating the individual risk presented herein.

(in millions)	2004	2003

Market risk:
Combined	$8	$5
Interest rate	6	5
Currency	1	1
Equity	3	1

The following table presents the average, high and low VaRs on a combined basis and of each component of Capital Markets risk as of June 30, 2004 and December 31, 2003.

	2004			2003

(in millions)	Average	High	Low	Average	High	Low

Combined	$7	$9	$5	$5	$8	$4
Interest rate	7	9	5	5	9	3
Currency	1	1	1	1	1	–
Equity	2	3	1	1	1	1

Derivatives

Derivatives are financial instruments among two or more parties with returns linked to or “derived” from some underlying equity, debt, commodity or other asset, liability, or index. Derivatives payments may be based on interest rates and exchange rates and/or prices of certain securities, certain commodities, financial or commodity indices, or other variables. The more significant types of derivative arrangements in which AIG transacts are swaps, forwards, futures and options. In the normal course of business, with the agreement of the original counterparty, these contracts may be terminated early or assigned to another counterparty.

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

     AIG’s Derivatives Review Committee provides an independent review of any proposed derivative transaction except those derivative transactions entered into by Capital Markets for their own accounts. The committee examines, among other things, the nature and purpose of the derivative transaction, its potential credit exposure, if any, and the estimated benefits.

     Generally, AIG conducts its businesses in the currencies of the local operating environment. Thus, exchange gains or losses occur when AIG’s foreign currency net investment is affected by changes in the foreign exchange rates relative to the U.S. dollar from one reporting period to the next.

     Legal risk with respect to derivatives arises from the uncertainty of the enforceability, through legal or judicial processes, of the obligations of AIG’s clients and counterparties, including contractual provisions intended to reduce credit exposure by providing for the netting of mutual obligations. (See also Note 21 of Notes to Financial Statements in AIG’s December 31, 2003 10-K for detailed information relating to Capital Markets derivative activities.)

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

     For further discussion of recent accounting standards, see Note 7 of Notes to Financial Statements.

Controls and Procedures

AIG’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that AIG files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). Disclosure controls and procedures include controls and procedures reasonably designed to ensure that information required to be disclosed by AIG in the reports that it files or submits under the Exchange Act is accumulated and communicated to AIG’s management, including AIG’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. AIG’s management, with the participation of AIG’s Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of AIG’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed in the reports AIG files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In addition, there has been no change in AIG’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

				Maximum Number
			Total Number of	of Shares that May
			Shares Purchased	Yet Be Purchased
	Total	Average	as Part of Publicly	Under the Plans
	Number of	Price Paid	Announced Plans	or Programs
Period	Shares Purchased(1)(2)	per Share	or Programs	at End of Month(3)

January 1 - 31, 2004	–	$–	–	55,319,100
February 1 - 29, 2004	–	–	–	55,319,100
March 1 - 31, 2004	1,313,300	69.58	1,313,300	54,005,800
April 1 - 30, 2004	310,500	71.62	310,500	53,695,300
May 1 - 31, 2004	2,176,000	70.17	2,176,000	51,519,300
June 1 - 30, 2004	1,530,300	71.88	1,530,300	49,989,000

Total	5,330,100	$70.60	5,330,100

(1)	Does not include 55,076 shares delivered or attested to in satisfaction of the exercise price by holders of AIG employee stock options exercised during the six months ended June 30, 2004.
(2)	Does not include 23,075 shares purchased by C.V. Starr & Co., Inc. at an average price of $16.96 to satisfy obligations under its employee stock option and purchase plans.
(3)	On July 19, 2002, AIG announced that its Board of Directors had authorized the open market purchase of up to 10 million shares of common stock. On February 13, 2003, AIG announced that the Board had expanded the existing program through the authorization of an additional 50 million shares. The purchase program has no set expiration or termination date.

ITEM 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders held on May 19, 2004, the Shareholders:

(a)	elected fifteen directors as follows:

Nominee	Shares For	Shares Withheld

M. Bernard Aidinoff	2,316,206,491	61,491,639
Pei-yuan Chia	2,340,055,635	37,642,495
Marshall A. Cohen	2,342,234,264	35,463,866
William S. Cohen	2,357,000,061	20,698,069
Martin S. Feldstein	2,330,675,616	47,022,514
Ellen V. Futter	2,340,994,872	36,703,258
Maurice R. Greenberg	2,340,768,488	36,929,642
Carla A. Hills	2,316,920,307	60,777,823
Frank J. Hoenemeyer	2,315,764,640	61,933,490
Richard C. Holbrooke	2,357,624,592	20,073,538
Donald P. Kanak	2,341,891,827	35,806,303
Howard I. Smith	2,326,562,125	51,136,005
Martin J. Sullivan	2,341,808,817	35,889,313
Edmund S.W. Tse	2,341,540,211	36,157,919
Frank G. Zarb	2,330,186,381	47,511,749

(b)	approved by a vote of 2,291,882,261 shares to 69,018,945 shares, with 16,796,924 shares abstaining, a proposal to adopt a Chief Executive Officer Annual Compensation Plan;

(c)	approved by a vote of 2,111,222,811 shares to 53,209,928 shares, with 18,129,284 shares abstaining, and 195,136,107 shares not voting, a proposal to adopt a Director Stock Plan;

(d)	approved by a vote of 2,320,019,204 shares to 44,999,679 shares, with 12,679,247 shares abstaining, a proposal to ratify the selection of PricewaterhouseCoopers LLP as independent accountants for 2004;

(e)	rejected, by a vote of 92,825,494 shares for and 1,960,344,758 shares against, with 129,391,771 shares abstaining and 195,136,107 shares not voting, a shareholder proposal relating to political contributions;

(f)	rejected, by a vote of 49,463,984 shares for and 1,998,861,978 shares against, with 134,236,061 shares abstaining and 195,136,107 shares not voting, a shareholder proposal relating to investments in tobacco equities; and

(g)	rejected, by a vote of 58,300,415 shares for and 2,004,684,659 shares against, with 119,576,949 shares abstaining and 195,136,107 shares not voting, a shareholder proposal relating to executive officer compensation.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     See accompanying Exhibit Index.

(b) Reports on Form 8-K

     During the three months ended June 30, 2004, there were no Current Reports filed on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)

/s/ HOWARD I. SMITH

(Howard I. Smith, Vice Chairman, Chief Financial Officer and Chief Administrative Officer)

Dated: August 9, 2004

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