Form 10-Q
period 2004-09-30
AMERICAN INTERNATIONAL GROUP INC
filed 2004-11-09
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ✓                         No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ✓                         No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2004: 2,604,570,819.

American International Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

(in millions) (unaudited)

	September 30,	December 31,
	2004	2003

Assets:
Investments, financial services assets and cash:
Fixed maturities:
Bonds available for sale, at market value (amortized cost: 2004 – $317,392; 2003 – $288,160)	$330,735	$300,935
Bonds held to maturity, at amortized cost (market value: 2004 – $15,790; 2003 – $8,173)	15,415	8,037
Bond trading securities, at market value (cost: 2004 – $2,379; 2003 – $252)	2,399	282
Equity securities:
Common stocks, at market value (cost: 2004 – $13,348; 2003 – $6,884)	14,235	7,678
Preferred stocks, at market value (cost: 2004 – $1,879; 2003 – $1,743)	1,915	1,906
Mortgage loans on real estate, net of allowance (2004 – $106; 2003 – $101)	12,833	12,295
Policy loans	6,784	6,658
Collateral and guaranteed loans, net of allowance (2004 – $17; 2003 – $15)	2,293	2,296
Financial services assets:
Flight equipment primarily under operating leases, net of accumulated depreciation (2004 – $6,104; 2003 – $5,458)	32,180	30,343
Securities available for sale, at market value (cost: 2004 – $19,622; 2003 – $15,732)	19,630	15,714
Trading securities, at market value	3,551	3,300
Spot commodities, at market value	133	250
Unrealized gain on interest rate and currency swaps, options and forward transactions	20,793	21,599
Trading assets	2,360	2,548
Securities purchased under agreements to resell, at contract value	38,354	28,170
Finance receivables, net of allowance (2004 – $462; 2003 – $453)	21,531	17,609
Securities lending collateral, at cost (approximates market value)	53,803	30,195
Other invested assets	21,524	16,787
Short-term investments, at cost (approximates market value)	14,672	8,914
Cash	2,072	922

Total investments, financial services assets and cash	617,212	516,438
Investment income due and accrued	5,886	4,959
Premiums and insurance balances receivable, net of allowance (2004 – $278; 2003 – $235)	16,934	14,166
Reinsurance assets	26,730	27,962
Deferred policy acquisition costs	28,656	26,398
Investments in partially owned companies	1,359	1,428
Real estate and other fixed assets, net of accumulated depreciation (2004 – $4,599; 2003 – $4,247)	5,999	6,006
Separate and variable accounts	52,664	60,536
Goodwill	8,407	7,633
Other assets	12,573	12,820

Total assets	$776,420	$678,346

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET (continued)

(in millions, except share amounts) (unaudited)

	September 30,	December 31,
	2004	2003

Liabilities:
Reserve for losses and loss expenses	$62,150	$56,118
Reserve for unearned premiums	23,275	20,762
Future policy benefits for life and accident and health insurance contracts	98,105	92,970
Policyholders’ contract deposits	208,497	171,989
Other policyholders’ funds	9,704	9,100
Reserve for commissions, expenses and taxes	4,584	4,487
Insurance balances payable	3,422	2,592
Funds held by companies under reinsurance treaties	5,522	4,664
Income taxes payable:
Current	2,709	1,977
Deferred	6,564	5,778
Financial services liabilities:
Borrowings under obligations of guaranteed investment agreements	18,461	15,337
Securities sold under agreements to repurchase, at contract value	19,473	14,810
Trading liabilities	2,651	6,153
Securities and spot commodities sold but not yet purchased, at market value	4,895	5,458
Unrealized loss on interest rate and currency swaps, options and forward transactions	18,724	15,268
Trust deposits and deposits due to banks and other depositors	3,610	3,491
Commercial paper	6,059	4,715
Notes, bonds, loans and mortgages payable	56,925	50,138
Commercial paper	3,165	1,223
Notes, bonds, loans and mortgages payable	5,599	5,865
Preferred shareholders’ equity in subsidiary companies subject to mandatory redemption	1,488	1,682
Separate and variable accounts	52,664	60,536
Minority interest	4,159	3,311
Securities lending payable	53,803	30,195
Other liabilities	21,116	18,282

Total liabilities	697,324	606,901

Preferred shareholders’ equity in subsidiary companies	193	192

Shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued 2004 – 2,751,327,476; 2003 – 2,751,327,476	6,878	6,878
Additional paid-in capital	575	568
Retained earnings	68,456	60,960
Accumulated other comprehensive income	4,700	4,244
Treasury stock, at cost; 2004 – 146,756,657; 2003 – 142,880,430 shares of common stock	(1,706)	(1,397)

Total shareholders’ equity	78,903	71,253

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$776,420	$678,346

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts) (unaudited)

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues:
Premiums and other considerations	$50,150	$40,316	$17,690	$13,869
Net investment income	14,084	12,203	4,708	4,088
Realized capital gains (losses)	(72)	(1,348)	(12)	(359)
Other revenues	8,695	7,953	3,025	2,708

Total revenues	72,857	59,124	25,411	20,306

Benefits and expenses:
Incurred policy losses and benefits	42,709	33,989	15,434	11,523
Insurance acquisition and other operating expenses	17,510	15,277	6,019	5,279

Total benefits and expenses	60,219	49,266	21,453	16,802

Income before income taxes, minority interest and cumulative effect of an accounting change	12,638	9,858	3,958	3,504

Income taxes:
Current	3,207	2,384	607	873
Deferred	830	621	673	196

	4,037	3,005	1,280	1,069

Income before minority interest and cumulative effect of an accounting change	8,601	6,853	2,678	2,435

Minority interest	(390)	(286)	(166)	(98)

Income before cumulative effect of an accounting change	8,211	6,567	2,512	2,337

Cumulative effect of an accounting change, net of tax	(181)	–	–	–

Net income	$8,030	$6,567	$2,512	$2,337

Earnings per common share:
Basic
Income before cumulative effect of an accounting change	$3.15	$2.52	$0.97	$0.90
Cumulative effect of an accounting change, net of tax	(0.07)	–	–	–
Net income	$3.08	$2.52	$0.97	$0.90

Diluted
Income before cumulative effect of an accounting change	$3.12	$2.50	$0.95	$0.89
Cumulative effect of an accounting change, net of tax	(0.07)	–	–	–
Net income	$3.05	$2.50	$0.95	$0.89

Cash dividends per common share	$0.205	$0.159	$0.075	$0.065

Average shares outstanding:
Basic	2,608	2,610	2,606	2,610
Diluted	2,630	2,628	2,628	2,628

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions) (unaudited)

Nine Months Ended September 30,	2004	2003

Summary:
Net cash provided by operating activities	$20,432	$20,557
Net cash used in investing activities	(54,578)	(40,086)
Net cash provided by financing activities	35,295	19,289
Change in cumulative translation adjustments	1	24

Change in cash	1,150	(216)
Cash at beginning of period	922	1,165

Cash at end of period	$2,072	$949

Cash flows from operating activities:
Net income	$8,030	$6,567

Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Change in:
General and life insurance reserves	16,288	16,843
Premiums and insurance balances receivable and payable – net	(1,939)	(1,795)
Reinsurance assets	1,232	(2,962)
Deferred policy acquisition costs	(2,366)	(2,128)
Investment income due and accrued	(880)	(546)
Funds held under reinsurance treaties	858	792
Other policyholders’ funds	604	380
Current and deferred income taxes – net	1,562	1,513
Reserve for commissions, expenses and taxes	96	132
Other assets and liabilities – net	1,417	(472)
Trading assets and liabilities – net	(3,314)	959
Trading securities, at market value	(251)	877
Spot commodities, at market value	117	165
Net unrealized (gain) loss on interest rate and currency swaps, options and forward transactions	4,262	(147)
Securities purchased under agreements to resell	(10,184)	2,310
Securities sold under agreements to repurchase	4,663	2,050
Securities and spot commodities sold but not yet purchased, at market value	(563)	(6,524)
Realized capital (gains) losses	72	1,348
Equity in income of partially owned companies and other invested assets	(935)	(389)
Amortization of premium and discount on securities	231	(59)
Depreciation expenses, principally flight equipment	1,514	1,386
Provision for finance receivable losses	282	312
Other – net	(364)	(55)

Total adjustments	12,402	13,990

Net cash provided by operating activities	$20,432	$20,557

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(in millions) (unaudited)

Nine Months Ended September 30,	2004	2003

Cash flows from investing activities:
Cost of bonds, at market sold	$92,777	$73,483
Cost of bonds, at market matured or redeemed	10,776	10,668
Cost of equity securities sold	10,621	6,277
Realized capital gains (losses)	(72)	(1,348)
Purchases of fixed maturities	(140,608)	(112,221)
Purchases of equity securities	(13,490)	(6,542)
Mortgage, policy and collateral loans granted	(2,257)	(1,835)
Repayments of mortgage, policy and collateral loans	1,655	1,282
Sales of securities available for sale	2,032	4,410
Maturities of securities available for sale	3,603	4,143
Purchases of securities available for sale	(9,444)	(8,037)
Sales of flight equipment	1,155	808
Purchases of flight equipment	(3,932)	(4,313)
Net additions to real estate and other fixed assets	(531)	(776)
Sales or distributions of other invested assets	5,434	5,055
Acquisitions, net of cash acquired	—	(2,091)
Investments in other invested assets	(8,551)	(7,737)
Change in short-term investments	454	(319)
Investments in partially owned companies	3	219
Finance receivable originations and purchases	(18,026)	(9,466)
Finance receivable principal payments received	13,823	8,254

Net cash used in investing activities	$(54,578)	$(40,086)

Cash flows from financing activities:
Receipts from policyholders’ contract deposits	$40,393	$27,399
Withdrawals from policyholders’ contract deposits	(16,965)	(12,364)
Change in trust deposits and deposits due to banks and other depositors	136	480
Change in commercial paper	3,286	(1,488)
Proceeds from notes, bonds, loans and mortgages payable	22,471	17,827
Repayments on notes, bonds, loans and mortgages payable	(15,849)	(10,891)
Liquidation of zero coupon notes payable	(189)	—
Proceeds from guaranteed investment agreements	8,006	3,957
Maturities of guaranteed investment agreements	(4,882)	(4,714)
Redemption of subsidiary company preferred stock	(200)	(371)
Proceeds from common stock issued	130	44
Cash dividends to shareholders	(535)	(415)
Acquisition of treasury stock	(508)	(176)
Other – net	1	1

Net cash provided by financing activities	$35,295	$19,289

Supplementary information:
Taxes paid	$2,011	$1,861

Interest paid	$3,119	$2,792

See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in millions) (unaudited)

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Comprehensive income:
Net income	$8,030	$6,567	$2,512	$2,337

Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments – net of reclassification adjustments	274	4,340	5,135	(3,249)
Deferred income tax (expense) benefit on above changes	(55)	(1,529)	(1,850)	1,159
Foreign currency translation adjustments*	155	(38)	198	(494)
Applicable income tax (expense) benefit on above changes	(40)	54	(62)	133
Net derivative gains (losses) arising from cash flow hedging activities	240	383	(451)	261
Deferred income tax (expense) benefit on above changes	(55)	(122)	144	(94)
Retirement plan liabilities adjustment, net of tax	(63)	(68)	(54)	(2)

Other comprehensive income (loss)	456	3,020	3,060	(2,286)

Comprehensive income	$8,486	$9,587	$5,572	$51

*	Includes insignificant derivative gains and losses arising from hedges of net investments in foreign operations.
See Accompanying Notes to Financial Statements.

American International Group, Inc. and Subsidiaries

NOTES TO FINANCIAL STATEMENTS

1.	Financial Statement Presentation

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

Beginning with the first quarter of 2004, AIG reported Retirement Services results in the same segment as Life Insurance, reflecting the convergence of protective and retirement products and AIG’s current management of these operations. To conform to 2004 presentation, 2003 accounts have been restated.

The following table summarizes the operations by major operating segment for the nine months and quarter ended September 30, 2004 and 2003:

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,
Operating Segments
(in millions)	2004	2003	2004	2003

Revenues:
General Insurance(a)	$31,686	$25,258	$11,153	$8,958
Life Insurance & Retirement Services(b)	32,637	26,273	11,213	8,800
Financial Services (c)	5,768	5,495	2,038	1,885
Asset Management(d)	2,927	2,458	987	823
Other	(161)	(360)	20	(160)

Consolidated	$72,857	$59,124	$25,411	$20,306

Operating income(e)(f):
General Insurance	$4,004	$3,596	$855	$1,240
Life Insurance & Retirement Services	6,302	4,659	2,167	1,705
Financial Services	1,788	1,762	656	609
Asset Management	869	578	353	208
Other(g)	(325)	(737)	(73)	(258)

Consolidated	$12,638	$9,858	$3,958	$3,504

(a)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).
(b)	Represents the sum of GAAP Life Insurance & Retirement Services premiums, net investment income and realized capital gains (losses).

(c)	Represents interest, lease and finance charges.

(d)	Represents management and advisory fees, and net investment income with respect to guaranteed investment contracts.

(e)	Represents income before income taxes, minority interest and cumulative effect of an accounting change.

(f)	Catastrophe losses for the first nine months and third quarter of 2004 were $814 million compared to $73 million for the same periods of 2003.

(g)	Represents other income (deductions) – net and other realized capital gains (losses).

The following table summarizes AIG’s General Insurance operations by major operating unit for the nine months and quarter ended September 30, 2004 and 2003:

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,
General Insurance
(in millions)	2004	2003	2004	2003

Revenues:
Domestic Brokerage Group	$17,947	$13,916	$6,539	$4,905
Transatlantic	2,964	2,528	1,021	939
Personal Lines	3,312	2,761	1,128	959
Mortgage Guaranty	485	489	165	155
Foreign General	6,955	5,597	2,293	1,996
Reclassifications and Eliminations	23	(33)	7	4

Total General Insurance	$31,686	$25,258	$11,153	$8,958

Operating Income (loss):
Domestic Brokerage Group*	$2,156	$1,808	$519	$547
Transatlantic*	188	284	(43)	107
Personal Lines*	253	190	72	75
Mortgage Guaranty	294	332	95	100
Foreign General*	1,090	1,015	205	407
Reclassifications and Eliminations	23	(33)	7	4

Total General Insurance	$4,004	$3,596	$855	$1,240

*	Catastrophe losses for the first nine months and third quarter of 2004 by segment were: Domestic Brokerage Group $406 million, Personal Lines $25 million, Transatlantic $165 million and Foreign General $140 million. Catastrophe losses for the first nine months and third quarter of 2003 by segment were: Domestic Brokerage Group $48 million, Personal Lines $5 million, Transatlantic $4 million and Foreign General $16 million.

The following table summarizes AIG’s Life Insurance & Retirement Services operations by major operating unit for the nine months and quarter ended September 30, 2004 and 2003:

	Nine Months		Three Months
	Ended		Ended
Life Insurance &	September 30,		September 30,
Retirement Services
(in millions)	2004	2003	2004	2003

Revenues:
Foreign:
American International Assurance and Nan Shan Life	$11,446	$9,458	$4,044	$3,141
ALICO, AIG Star Life and AIG Edison Life	9,145	5,985	3,038	1,996
Other	396	352	146	119
Domestic:
AGLA and AG Life(a)	6,784	6,349	2,300	2,102
VALIC, AIG Annuity and AIG SunAmerica(b)	4,866	4,129	1,685	1,442

Total Life Insurance & Retirement Services	$32,637	$26,273	$11,213	$8,800

American International Group, Inc. and Subsidiaries

2.	Segment Information (continued)

	Nine Months		Three Months
	Ended		Ended
Life Insurance &	September 30,		September 30,
Retirement Services
(in millions)	2004	2003	2004	2003

Operating Income:
Foreign:
American International Assurance and Nan Shan Life	$1,515	$1,170	$472	$494
ALICO, AIG Star Life and AIG Edison Life	2,005	1,301	730	474
Other	65	72	21	25
Domestic:
AGLA and AG Life(a)	1,196	1,117	396	362
VALIC, AIG Annuity and AIG SunAmerica(b)	1,521	999	548	350

Total Life Insurance & Retirement Services	$6,302	$4,659	$2,167	$1,705

(a)	Includes the life operations of AIG Life Insurance Company and American International Life Assurance Company of New York.

(b)	“AIG SunAmerica” represents the annuity operations of AIG SunAmerica Life Assurance Company, as well as those of First SunAmerica Life Insurance Company and SunAmerica Life Insurance Company.

The following table summarizes AIG’s Financial Services operations by major operating unit for the nine months and quarter ended September 30, 2004 and 2003:

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,
Financial Services
(in millions)	2004	2003	2004	2003

Revenues:
Aircraft Finance	$2,404	$2,272	$842	$785
Capital Markets*	1,161	1,242	426	434
Consumer Finance	2,178	1,957	762	664
Other	25	24	8	2

Total Financial Services	$5,768	$5,495	$2,038	$1,885

Operating income:
Aircraft Finance	$547	$548	$204	$190
Capital Markets*	664	729	248	241
Consumer Finance	579	489	204	174
Other	(2)	(4)	–	4

Total Financial Services	$1,788	$1,762	$656	$609

*	Represents AIG Financial Products Corp. and AIG Trading Group Inc.

The following table summarizes AIG’s Asset Management revenues and operating income for the nine months and quarter ended September 30, 2004 and 2003:

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,
Asset Management
(in millions)	2004	2003	2004	2003

Revenues:
Guaranteed Investment Contracts	$2,024	$1,854	$682	$617
Institutional Asset Management(a)	718	456	243	156
Brokerage Services and Mutual Funds	185	148	62	50

Total Asset Management	$2,927	$2,458	$987	$823

Operating income:
Guaranteed Investment Contracts	$477	$393	$142	$135
Institutional Asset Management(a)(b)	338	141	194	53
Brokerage Services and Mutual Funds	54	44	17	20

Total Asset Management	$869	$578	$353	$208

(a)	Includes AIG Global Investment Group and certain smaller asset management operations.

(b)	Includes the results of certain AIG managed private equity and real estate funds consolidated effective December 31, 2003 pursuant to FIN46R, “Consolidation of Variable Interest Entities”. For the first nine months and third quarter of 2004, operating income includes $147 million and $116 million, respectively, of third-party limited partner earnings offset in Minority interest expense.

3.	Earnings Per Share

Earnings per share of AIG are based on the weighted average number of common shares outstanding during the period.

Computation of Earnings Per Share:

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,

(in millions, except per share amounts)	2004	2003	2004	2003

Numerator for basic earnings per share:
Income before cumulative effect of an accounting change	$8,211	$6,567	$2,512	$2,337
Cumulative effect of an accounting change, net of tax	(181)	–	–	–

Net income applicable to common stock	$8,030	$6,567	$2,512	$2,337

Denominator for basic earnings per share:
Average shares outstanding used in the computation of per share earnings:
Common stock issued	2,752	2,752	2,752	2,752
Common stock in treasury	(144)	(142)	(146)	(142)

Average shares outstanding – basic	2,608	2,610	2,606	2,610

American International Group, Inc. and Subsidiaries

3.	Earnings Per Share (continued)

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,

(in millions, except per share amounts)	2004	2003	2004	2003

Numerator for diluted earnings per share:
Income before cumulative effect of an accounting change	$8,211	$6,567	$2,512	$2,337
Cumulative effect of an accounting change, net of tax	(181)	–	–	–

Net income applicable to common stock	$8,030	$6,567	$2,512	$2,337

Denominator for diluted earnings per share:
Average shares outstanding	2,608	2,610	2,606	2,610
Incremental shares from potential common stock:
Average number of shares arising from outstanding employee stock plans (treasury stock method)*	22	18	22	18

Average shares outstanding – diluted	2,630	2,628	2,628	2,628

Earnings per share:
Basic:
Income before cumulative effect of an accounting change	$3.15	$2.52	$0.97	$0.90
Cumulative effect of an accounting change, net of tax	(0.07)	–	–	–
Net income	$3.08	$2.52	$0.97	$0.90

Diluted:
Income before cumulative effect of an accounting change	$3.12	$2.50	$0.95	$0.89
Cumulative effect of an accounting change, net of tax	(0.07)	–	–	–
Net income	$3.05	$2.50	$0.95	$0.89

*	Certain shares related to employee stock plans were not included in the computation of diluted earnings per share where the exercise price of the options exceeded the average market price and would have been antidilutive. The number of shares excluded were 7.9 million and 24.9 million for the first nine months of 2004 and 2003, respectively.

     Pursuant to Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to FASB Statement No. 123” (FAS 148), AIG adopted the “Prospective Method” of accounting for stock-based employee compensation effective January 1, 2003. FAS 148 also requires that AIG disclose the impact of stock-based compensation expense that would have been recognized if the fair value based method had been applied to all the awards vesting in the current period.

     The impact with respect to stock-based compensation expense that would have been recognized if the fair value based method had been applied to all the awards vesting in the first nine months of 2004 and the third quarter of 2004 was approximately $0.01 per share and less that $0.005 per share, respectively.

     The quarterly dividend rate per common share, commencing with the dividend paid September 17, 2004 is $0.075.

4.	Starr International Company, Inc. Plan

Starr International Company, Inc. (SICO) provides a Deferred Compensation Profit Participation Plan (SICO Plan) to certain AIG employees. The SICO Plan came into being in 1975 when the voting shareholders and Board of Directors of SICO, a private holding company whose principal asset consists of AIG common stock, decided that a portion of the capital value of SICO should be used to provide an incentive plan for the current and succeeding managements of all American International companies, including AIG. Participation in the SICO Plan by any person, and the amount of such participation, is at the sole discretion of SICO’s Board of Directors, and none of the costs of the various benefits provided under such plan is paid by or charged to AIG. The SICO Plan provides that shares currently owned by SICO may be set aside by SICO for the benefit of the participant and distributed upon retirement. The SICO Board of Directors may permit an early pay-out under certain circumstances. Prior to pay-out, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant’s voluntary termination of employment with AIG prior to normal retirement age. In addition, SICO’s Board of Directors may elect to pay a participant cash in lieu of shares of AIG common stock. If the expenses of the SICO Plan had been reflected by AIG, the pre-tax amounts accrued would have been $39 million for the first nine months of 2004 and $96 million for the same period of 2003 and $13 million and $32 million for the third quarter of 2004 and 2003, respectively.

5.	Commitments and Contingent Liabilities

(a) In the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.

     (i) AIG and certain of its subsidiaries become parties to derivative financial instruments with market risk resulting from both dealer and end user activities and to reduce currency, interest rate, equity and commodity exposures. These instruments are carried at their estimated fair values in the consolidated balance sheet. The vast majority of AIG’s derivative activity is transacted by AIG Financial Products Corp. and its subsidiaries (AIGFP) and AIG Trading Group Inc. and

American International Group, Inc. and Subsidiaries

5.	Commitments and Contingent Liabilities (continued)

its subsidiaries (AIGTG). For further discussion on AIG’s derivative activities, see also Note 21 of the Notes to Financial Statements in AIG’s December 31, 2003 10-K.

     (ii) Securities sold, but not yet purchased and spot commodities sold but not yet purchased represent obligations of Capital Markets operations to deliver specified securities and spot commodities at their contracted prices, and thereby record a liability to repurchase the securities and spot commodities in the market at prevailing prices.

     AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and AIGTG arising from transactions entered into by AIGFP and AIGTG. Net revenues for the nine months ended September 30, 2004 and 2003 from Capital Markets operations were $1.16 billion and $1.24 billion, respectively. The Capital Markets operating and reporting unit was established by integrating the operations of AIGTG with AIGFP.

     (iii) At September 30, 2004, International Lease Finance Corporation (ILFC) had committed to purchase 378 new and used aircraft deliverable from 2004 through 2010 at an estimated aggregate purchase price of $22.5 billion and had options to purchase nine new aircraft at an estimated aggregate purchase price of $650 million. ILFC will be required to find customers for any aircraft acquired, and it must arrange financing for portions of the purchase price of such equipment.

     (iv) SAI Deferred Compensation Holdings, Inc., a wholly-owned subsidiary of AIG, has established a deferred compensation plan for registered representatives of certain AIG subsidiaries, pursuant to which participants have the opportunity to invest deferred commissions and fees on a notional basis. The value of the deferred compensation fluctuates with the value of the deferred investment alternatives chosen. AIG has provided a full and unconditional guarantee of the obligations of SAI Deferred Compensation Holdings, Inc. to pay the deferred compensation under the plan.

     (b) Various federal and state regulatory agencies are reviewing certain transactions and practices of AIG and its subsidiaries in connection with industry-wide and other inquiries. See discussion under “Recent Developments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

6.	Employee Benefits

The following table presents the components of the net periodic benefit costs with respect to pensions and other benefits for the nine months and quarter ended September 30, 2004 and 2003:

	Pensions			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(In millions)	Plans	Plans	Total	Plans	Plans	Total

Nine Months Ended September 30, 2004
Components of net period benefit cost:
Service cost	$45	$69	$114	$–	$3	$3
Interest cost	24	120	144	–	12	12
Expected return on assets	(15)	(129)	(144)	–	–	–
Amortization of prior service cost	(2)	3	1	–	(5)	(5)
Amortization of transitional liability	2	–	2	–	–	–
Recognized actuarial loss	15	42	57	–	2	2

Net period benefit cost	$69	$105	$174	$–	$12	$12

Three Months Ended September 30, 2004
Components of net period benefit cost:
Service cost	$15	$23	$38	$–	$1	$1
Interest cost	8	40	48	–	4	4
Expected return on assets	(5)	(43)	(48)	–	–	–
Amortization of prior service cost	(1)	1	–	–	(2)	(2)
Amortization of transitional liability	1	–	1	–	–	–
Recognized actuarial loss	5	14	19	–	1	1

Net period benefit cost	$23	$35	$58	$–	$4	$4

Nine Months Ended September 30, 2003
Components of net period benefit cost:
Service cost	$39	$60	$99	$1	$3	$4
Interest cost	24	112	136	–	12	12
Expected return on assets	(13)	(108)	(121)	–	–	–
Amortization of prior service cost	(2)	3	1	–	(5)	(5)
Amortization of transitional liability	2	1	3	–	–	–
Recognized actuarial loss	15	46	61	–	1	1
Other	(20)	–	(20)	–	–	–

Net period benefit cost	$45	$114	$159	$1	$11	$12

American International Group, Inc. and Subsidiaries

6.	Employee Benefit (continued)

	Pensions			Postretirement

	Non-U.S.	U.S.		Non-U.S.	U.S.
(In millions)	Plans	Plans	Total	Plans	Plans	Total

Three Months Ended September 30, 2003
Components of net period benefit cost:
Service cost	$13	$20	$33	$1	$1	$2
Interest cost	8	37	45	–	4	4
Expected return on assets	(4)	(36)	(40)	–	–	–
Amortization of prior service cost	(1)	2	1	–	(2)	(2)
Amortization of transitional liability	1	–	1	–	–	–
Recognized actuarial loss	5	15	20	–	–	–
Other	(7)	–	(7)	–	–	–

Net period benefit cost	$15	$38	$53	$1	$3	$4

7.	Recent Accounting Standards

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

     In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1). This Statement was effective January 1, 2004, and requires AIG to recognize a liability for guaranteed minimum death benefits and other living benefits related to its variable annuity and variable life contracts and modifies certain disclosures and financial statement presentations for these products. AIG reported for the first quarter of 2004 a one-time cumulative accounting charge upon adoption of $181 million to reflect the liability as of January 1, 2004. For the first nine months of 2004, the ongoing earnings impact of AIG’s adoption of SOP 03-1 was a charge of $10 million to benefit expense.

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

or in other instances, at specified dates during the accumulation period. Such benefits are referred to as guaranteed minimum death benefits (GMDB), guaranteed minimum income benefits (GMIB), and guaranteed minimum withdrawal benefit (GMWB) or guaranteed minimum account value benefits (GMAV), respectively. For AIG, GMDB is by far the most widely offered benefit.

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

     The vast majority of AIG’s exposure on guarantees made to variable contract holders arises from GMDB. Details concerning AIG’s GMDB exposures as of September 30, 2004 are as follows:

	Net Deposits	Highest
	Plus a Minimum	Contract
(in billions)	Return	Value Attained

Account Value(a)	$53	$11
Amount at Risk(b)	9	2
Average Attained Age of Contract Holders by Product	50-70 years	50-70 years

Range of Guaranteed Minimum Return Rates	0-5%	0%

(a)	Included in Policyholders’ Contract Deposits in the Consolidated Balance Sheet.
(b)	Represents the amount of death benefit currently in excess of Account Value.

     The following summarizes GMDB liabilities for guarantees on variable contracts reflected in the general account.

(in millions)

Balance at January 1*	$479
Guaranteed benefits incurred	116
Guaranteed benefits paid	(78)

Balance at September 30, 2004	$517

*	Includes amounts from the one-time cumulative accounting charge resulting from the adoption of SOP 03-1.

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

     The following assumptions and methodology were used to determine the domestic and foreign GMDB liability as of September 30, 2004:

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

     In addition to GMDB, AIG’s contracts currently include to a lesser extent GMIB. The GMIB liability is determined each period end by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. AIG regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. As of September 30, 2004, most of AIG’s GMIB exposure was transferred via reinsurance agreements. Contracts with GMIB not reinsured have account values of $1.0 billion.

     AIG’s contracts currently include a minimal amount of GMAV and GMWB. GMAV and GMWB are considered to be derivatives under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and are recognized at fair value through earnings. AIG enters into derivative contracts to partially hedge the economic exposure that arises from GMAV and GMWB.

     In December 2003, FASB issued Statement of Financial Accounting Standards (FAS) No. 132 (Revised) “Employers’ Disclosures About Pensions and Other Post Retirement Benefits” which revised disclosure requirements with respect to defined benefit plans. (See also Note 6.)

     At the March 2004 meeting, the Emerging Issue Task Force (EITF) reached a consensus with respect to Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” On September 30, 2004, the FASB issued FASB Staff Position (FSP)

American International Group, Inc. and Subsidiaries

7.	Recent Accounting Standards (continued)

EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” delaying the effective date of this guidance until the FASB has resolved certain implementation issues with respect to this guidance. The disclosure requirements of EITF 03-1 were previously adopted by AIG as of December 31, 2003 and reflected in the Annual Report on Form 10-K for that year for investments accounted for under FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” For all other investments within the scope of this Issue, the disclosures are effective for the year ending December 31, 2004.

     At the September 2004 meeting, the EITF reached a consensus with respect to Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” This Issue addresses when the dilutive effect of contingently convertible debt (Co-Cos) with a market price trigger should be included in diluted earnings per share (EPS). The EITF concluded that these securities should be treated as convertible securities and included in a dilutive EPS calculation (if dilutive), regardless of whether the market price triggers (or other contingent features) have been met. Co-Cos are generally convertible into common shares of the issuer after the common stock has exceeded a predetermined threshold for a specific time period. The predetermined threshold is greater than the conversion price of the debt. The guidance is effective for the year ending December 31, 2004 and would be applied by retroactively restating previously reported EPS. The adoption of Issue No. 04-8 will not have a material impact on AIG’s diluted EPS.

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

American General Corporation:

Condensed Consolidating Balance Sheet

	American
	International
September 30, 2004	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$2,096	$–	$624,695	$(11,651)	$615,140
Cash	14	–	2,058	–	2,072
Carrying value of subsidiaries and partially owned companies, at equity	79,399	24,668	8,934	(111,642)	1,359
Other assets	2,972	2,663	155,410	(3,196)	157,849

Total assets	$84,481	$27,331	$791,097	$(126,489)	$776,420

Liabilities:
Insurance liabilities	$362	$–	$414,970	$(73)	$415,259
Debt	3,743	2,482	96,052	(12,068)	90,209
Other liabilities	1,473	4,229	188,935	(2,781)	191,856

Total liabilities	5,578	6,711	699,957	(14,922)	697,324

Preferred shareholders’ equity in subsidiary companies	–	–	193	–	193
Total shareholders’ equity	78,903	20,620	90,947	(111,567)	78,903

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$84,481	$27,331	$791,097	$(126,489)	$776,420

	American
	International
December 31, 2003	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,865	$–	$524,151	$(10,500)	$515,516
Cash	19	–	903	–	922
Carrying value of subsidiaries and partially owned companies, at equity	71,318	21,434	9,534	(100,858)	1,428
Other assets	2,885	2,602	155,836	(843)	160,480

Total assets	$76,087	$24,036	$690,424	$(112,201)	$678,346

Liabilities:
Insurance liabilities	$358	$–	$362,355	$(31)	$362,682
Debt	3,932	2,824	80,485	(9,963)	77,278
Other liabilities	544	3,849	164,006	(1,458)	166,941

Total liabilities	4,834	6,673	606,846	(11,452)	606,901

Preferred shareholders’ equity in subsidiary companies	–	–	192	–	192
Total shareholders’ equity	71,253	17,363	83,386	(100,749)	71,253

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$76,087	$24,036	$690,424	$(112,201)	$678,346

American International Group, Inc. and Subsidiaries

8.	Information Provided in Connection with Outstanding Debt (continued)

Condensed Consolidating Statement of Income

	American
	International
Nine Months Ended September 30, 2004	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Operating income	$329	$–	$12,634	$–	$12,963
Equity in undistributed net income of consolidated subsidiaries	7,480	1,670	–	(9,150)	–
Dividend income from consolidated subsidiaries	943	65	–	(1,008)	–
Other	(435)	(84)	194	–	(325)
Income taxes (benefits)	287	(56)	3,806	–	4,037
Minority interest	–	–	(390)	–	(390)
Cumulative effect of an accounting change, net of tax	–	–	(181)	–	(181)

Net income (loss)	$8,030	$1,707	$8,451	$(10,158)	$8,030

	American
	International
Nine Months Ended September 30, 2003	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Operating income	$354	$–	$10,241	$–	$10,595
Equity in undistributed net income of consolidated subsidiaries	5,887	1,254	–	(7,141)	–
Dividend income from consolidated subsidiaries	832	180	–	(1,012)	–
Other	(334)	(72)	(331)	–	(737)
Income taxes (benefits)	172	(14)	2,847	–	3,005
Minority interest	–	–	(286)	–	(286)

Net income (loss)	$6,567	$1,376	$6,777	$(8,153)	$6,567

	American
	International
Three Months Ended September 30, 2004	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Operating income	$128	$–	$3,903	$–	$4,031
Equity in undistributed net income of consolidated subsidiaries	2,307	563	–	(2,870)	–
Dividend income from consolidated subsidiaries	297	25	–	(322)	–
Other	(102)	(43)	72	–	(73)
Income taxes (benefits)	118	(42)	1,204	–	1,280
Minority interest	–	–	(166)	–	(166)

Net income (loss)	$2,512	$587	$2,605	$(3,192)	$2,512

	American
	International
Three Months Ended September 30, 2003	Group, Inc.	AGC	Other		Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	Eliminations	AIG

Operating income	$105	$–	$3,657	$–	$3,762
Equity in undistributed net income of consolidated subsidiaries	2,217	447	–	(2,664)	–
Dividend income from consolidated subsidiaries	287	72	–	(359)	–
Other	(140)	(32)	(86)	–	(258)
Income taxes (benefits)	132	(11)	948	–	1,069
Minority interest	–	–	(98)	–	(98)

Net income (loss)	$2,337	$498	$2,525	$(3,023)	$2,337

American International Group, Inc. and Subsidiaries

8.	Information Provided in Connection with Outstanding Debt (continued)

Condensed Consolidating Statements of Cash Flow

	American
	International
Nine Months Ended September 30, 2004	Group, Inc.	AGC	Other	Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	AIG

Net cash provided by operating activities	$1,782	$780	$17,870	$20,432

Cash flows from investing:
Invested assets disposed	(399)	–	142,660	142,261
Invested assets acquired	(176)	–	(196,132)	(196,308)
Other	(34)	(378)	(119)	(531)

Net cash used in investing activities	(609)	(378)	(53,591)	(54,578)

Cash flows from financing activities:
Change in debts	(216)	(342)	13,401	12,843
Other	(854)	(60)	23,366	22,452

Net cash provided by (used in) financing activities	(1,070)	(402)	36,767	35,295

Change in cumulative translation adjustments	(107)	–	108	1

Change in cash	(4)	–	1,154	1,150
Cash at beginning of period	19	–	903	922

Cash at end of period	$15	$–	$2,057	$$2,072

	American
	International
Nine Months Ended September 30, 2003	Group, Inc.	AGC	Other	Consolidated
(in millions)	Guarantor	Issuer	Subsidiaries	AIG

Net cash provided by operating activities	$806	$1,269	$18,482	$20,557

Cash flows from investing:
Invested assets disposed	(1,795)	–	114,727	112,932
Invested assets acquired	–	–	(150,151)	(150,151)
Acquisitions, net of cash acquired	–	–	(2,091)	(2,091)
Other	(45)	(836)	105	(776)

Net cash used in investing activities	(1,840)	(836)	(37,410)	(40,086)

Cash flows from financing activities:
Change in debts	1,554	(377)	3,514	4,691
Other	(531)	(57)	15,186	14,598

Net cash provided by (used in) financing activities	1,023	(434)	18,700	19,289

Change in cumulative translation adjustments	–	–	24	24

Change in cash	(11)	(1)	(204)	(216)
Cash at beginning of period	18	1	1,146	1,165

Cash at end of period	$7	$–	$942	$949

American International Group, Inc. and Subsidiaries

8.	Information Provided in Connection with Outstanding Debt (continued)

(b) AIG Liquidity Corp. is a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all obligations of AIG Liquidity Corp., which commenced operations in 2003.

AIG Liquidity Corp.:

Condensed Consolidating Balance Sheet

	American
	International	AIG
September 30, 2004	Group, Inc.	Liquidity		Other		Consolidated
(in millions)	Guarantor	Corp.		Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$2,096	$	*	$624,695	$(11,651)	$615,140
Cash	14		*	2,058	–	2,072
Carrying value of subsidiaries and partially owned companies, at equity	79,399		–	33,602	(111,642)	1,359
Other assets	2,972		*	158,073	(3,196)	157,849

Total assets	$84,481	$	*	$818,428	$(126,489)	$776,420

Liabilities:
Insurance liabilities	$362		$–	$414,970	$(73)	$415,259
Debt	3,743		*	98,534	(12,068)	90,209
Other liabilities	1,473		*	193,164	(2,781)	191,856

Total liabilities	5,578		*	706,668	(14,922)	697,324

Preferred shareholders’ equity in subsidiary companies	–		–	193	–	193
Total shareholders’ equity	78,903		*	111,567	(111,567)	78,903

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$84,481	$	*	$818,428	$(126,489)	$776,420

*	Amounts significantly less than $1 million.

	American
	International	AIG
December 31, 2003	Group, Inc.	Liquidity		Other		Consolidated
(in millions)	Guarantor	Corp.		Subsidiaries	Eliminations	AIG

Assets:
Invested assets	$1,865	$	*	$524,151	$(10,500)	$515,516
Cash	19		*	903	–	922
Carrying value of subsidiaries and partially owned companies, at equity	71,318		–	30,968	(100,858)	1,428
Other assets	2,885		*	158,438	(843)	160,480

Total assets	$76,087	$	*	$714,460	$(112,201)	$678,346

Liabilities:
Insurance liabilities	$358		$–	$362,355	$(31)	$362,682
Debt	3,932		*	83,309	(9,963)	77,278
Other liabilities	544		*	167,855	(1,458)	166,941

Total liabilities	4,834		*	613,519	(11,452)	606,901

Preferred shareholders’ equity in subsidiary companies	–		–	192	–	192
Total shareholders’ equity	71,253		*	100,749	(100,749)	71,253

Total liabilities, preferred shareholders’ equity in subsidiary companies and shareholders’ equity	$76,087	$	*	$714,460	$(112,201)	$678,346

*	Amounts significantly less than $1 million.

American International Group, Inc. and Subsidiaries

8.	Information Provided in Connection with Outstanding Debt (continued)

American International Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Income

	American
	International	AIG
Nine Months Ended September 30, 2004	Group, Inc.	Liquidity	Other		Consolidated
(in millions)	Guarantor	Corp.	Subsidiaries	Eliminations	AIG

Operating income	$329	$ *	$12,634	$–	$12,963
Equity in undistributed net income of consolidated subsidiaries	7,480	–	1,670	(9,150)	–
Dividend income from consolidated subsidiaries	943	–	65	(1,008)	–
Other	(435)	–	110	–	(325)
Income taxes	287	*	3,750	–	4,037
Minority interest	–	–	(390)	–	(390)
Cumulative effect of an accounting change, net of tax	–	–	(181)	–	(181)

Net income (loss)	$8,030	$ *	$10,158	$(10,158)	$8,030

*	Amounts significantly less than $1 million.

	American
	International	AIG
Three Months Ended September 30, 2004	Group, Inc.	Liquidity	Other		Consolidated
(in millions)	Guarantor	Corp.	Subsidiaries	Eliminations	AIG

Operating income	$128	$ *	$3,903	$–	$4,031
Equity in undistributed net income of consolidated subsidiaries	2,307	–	563	(2,870)	–
Dividend income from consolidated subsidiaries	297	–	25	(322)	–
Other	(102)	–	29	–	(73)
Income taxes	118	*	1,162	–	1,280
Minority interest	–	–	(166)	–	(166)

Net income (loss)	$2,512	$ *	$3,192	$(3,192)	$2,512

*	Amounts significantly less than $1 million.

Condensed Consolidating Statements of Cash Flow

	American
	International	AIG
Nine Months Ended September 30, 2004	Group, Inc.	Liquidity	Other	Consolidated
(in millions)	Guarantor	Corp.	Subsidiaries	AIG

Net cash provided by operating activities	$1,782	$ *	$18,650	$20,432

Cash flows from investing:
Invested assets disposed	(399)	–	142,660	142,261
Invested assets acquired	(176)	–	(196,132)	(196,308)
Other	(34)	*	(497)	(531)

Net cash used in investing activities	(609)	*	(53,969)	(54,578)

Cash flows from financing activities:
Change in debts	(216)	–	13,059	12,843
Other	(854)	*	23,306	22,452

Net cash provided by (used in) financing activities	(1,070)	*	36,365	35,295

Change in cumulative translation adjustments	(107)	–	108	1

Change in cash	(4)	*	1,154	1,150
Cash at beginning of period	19	–	903	922

Cash at end of period	$15	$ *	$2,057	$2,072

*	Amounts significantly less than $1 million.

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

     Beginning with the first quarter of 2004, AIG reported Retirement Services results in the same segment as Life Insurance, reflecting the convergence of protective and retirement products and AIG’s current management of these operations. To conform to 2004 presentation, 2003 accounts have been restated.

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

     Another central focus of AIG operations in current years is the development and expansion of new distribution channels. During the third quarter of 2004, AIG entered into an agreement with the Sumitomo Life Insurance Company (Sumitomo) to market insurance products underwritten by American Life Insurance Company (ALICO) in Japan. Sumitomo will initially market ALICO’s cancer insurance coverage through the Sumitomo sales channel of approximately 40,000 sales representatives. ALICO and Sumitomo have also agreed to consider expanding the relationship to include other insurance products in the future. In late 2003, AIG entered into an agreement with PICC Property and Casualty Company, Ltd. (PICC) which will enable AIG companies to market accident and health products throughout China through PICC’s agency system. AIG participates in the underwriting results through a reinsurance agreement. Other examples of new distribution channels used both domestically and overseas include banks, affinity groups and e-commerce.

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

American International Group, Inc. and Subsidiaries

while in prior years trade legislation and Superfund have been issues of concern.

The following table summarizes AIG’s revenues, income before income taxes, minority interest and cumulative effect of an accounting change and net income for the nine months ended September 30, 2004 and 2003:

(in millions)	2004	2003

Total revenues	$72,857	$59,124

Income before income taxes, minority interest and cumulative effect of an accounting change	12,638	9,858

Net income	$8,030	$6,567

Consolidated Results

The 23.2 percent growth in revenues in the first nine months of 2004 was primarily attributable to the growth in net premiums earned from global General Insurance operations as well as growth in both General Insurance and Life Insurance & Retirement Services net investment income and GAAP Life Insurance & Retirement Services premiums. An additional factor in 2004 was the significant decline in aggregate realized capital losses in the first nine months of 2004 compared to the realized capital losses included in the same period of 2003.

     The decline in realized capital losses in 2004 reflects an improved economy, stronger corporate balance sheets and a significantly lower level of impairment loss provisions. The realized capital losses in 2003 reflect primarily impairment loss provisions. Upon the ultimate disposition of these holdings, a portion of these losses may be recovered depending on future market conditions.

     AIG’s income before income taxes, minority interest and cumulative effect of an accounting change increased 28.2 percent in the first nine months of 2004 when compared to the same period of 2003. General Insurance and Life Insurance & Retirement Services operating income gains, together with the decrease in realized capital losses, generated the increase over 2003 in both pretax income and net income. Catastrophe losses in the first nine months of 2004 were $814 million pretax and $512 million, net of tax and minority interest, compared to $73 million pretax and $46 million, net of tax and minority interest, in the same period of 2003.

The following table summarizes the operations of each principal segment for the nine months ended September 30, 2004 and 2003. (See also Note 2 of Notes to Financial Statements.)

(in millions)	2004	2003

Revenues:
General Insurance(a)	$31,686	$25,258
Life Insurance & Retirement Services(b)	32,637	26,273
Financial Services(c)	5,768	5,495
Asset Management(d)	2,927	2,458
Other	(161)	(360)

Consolidated	$72,857	$59,124

Operating Income(e)(f):
General Insurance	$4,004	$3,596
Life Insurance & Retirement Services	6,302	4,659
Financial Services	1,788	1,762
Asset Management	869	578
Other(g)	(325)	(737)

Consolidated	$12,638	$9,858

(a)	Represents the sum of General Insurance net premiums earned, net investment income and realized capital gains (losses).
(b)	Represents the sum of GAAP Life Insurance & Retirement Services premiums, net investment income and realized capital gains (losses).
(c)	Represents interest, lease and finance charges.
(d)	Represents management and advisory fees, and net investment income with respect to GICs.
(e)	Represents income before income taxes, minority interest and cumulative effect of an accounting change.
(f)	Catastrophe losses for the first nine months of 2004 were $814 million compared to $73 million for the same period of 2003.
(g)	Represents other income (deductions) – net and other realized capital gains (losses).

General Insurance

AIG’s General Insurance operations provide property and casualty products and services throughout the world. The increase in General Insurance operating income in the first nine months of 2004 compared to the same period of 2003 was primarily attributable to strong growth in operating income with respect to Domestic Brokerage Group operations. General Insurance operating income in 2004 includes $736 million of catastrophe losses from hurricanes and typhoons compared to $73 million in the same period of 2003. In addition, General Insurance operations had realized capital gains in 2004 compared to realized capital losses in 2003.

Life Insurance & Retirement Services

AIG’s Life Insurance & Retirement Services operations provide traditional insurance, financial and investment products throughout the world. AIG’s foreign operations provide over 50 percent of AIG’s Life Insurance & Retirement Services operating income.

     Life Insurance & Retirement Services operating income increased by 35.3 percent in the first nine months of 2004 compared to the same period of 2003. This increase resulted from growth in each of AIG’s principal Life Insurance &

American International Group, Inc. and Subsidiaries

Retirement Services businesses and the capital gains realized in 2004 rather than the capital losses realized in 2003.

Financial Services

AIG’s Financial Services subsidiaries engage in diversified financial products and services including aircraft leasing, capital market transactions, consumer finance and insurance premium financing.

     Financial Services operating income increased in the first nine months of 2004 compared to the same period of 2003. The increase occurred because of the growth in Consumer Finance operating income, despite the impact of ILFC’s disposition of approximately $2 billion in aircraft through securitizations in the third quarter of 2003 and first quarter of 2004 and the reduced income from Capital Markets operations. Fluctuations in revenues and operating income from quarter to quarter are not unusual because of the transaction-oriented nature of Capital Markets operations.

Asset Management

AIG’s Asset Management operations provide asset management services and sell GICs. These products and services are offered to individuals and institutions, both domestically and overseas.

     Asset Management operating income increased 50.3 percent in the first nine months of 2004 when compared to the same period of 2003 as a result of the upturn in worldwide financial markets and a strong global product portfolio.

Capital Resources

At September 30, 2004, AIG had total shareholders’ equity of $78.90 billion and total borrowings of $90.21 billion. At that date, $81.29 billion of such borrowings were either not guaranteed by AIG or were matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

     During the period from January 1, 2004 through November 5, 2004, AIG repurchased in the open market 13,310,200 shares of its common stock.

Liquidity

At September 30, 2004, AIG’s consolidated invested assets included $16.74 billion in cash and short-term investments. Consolidated net cash provided from operating activities in the first nine months of 2004 amounted to $20.43 billion. AIG believes that its liquid assets, cash provided by operations and access to the capital markets will enable it to meet any foreseeable cash requirements.

Outlook

With respect to overall premium rates in the General Insurance business, industry pricing has eroded in some classes of business. Despite this, AIG believes it will still be able to identify profitable opportunities and build attractive new business as a result of AIG’s broad product line and extensive distribution reach. Both the Domestic Brokerage Group (DBG) and the Foreign General insurance group are benefitting from the flight to quality. AIG also continues to be able to modify and limit its contractual obligations by adding appropriate exclusions and policy restrictions. AIG expects total premiums to increase in 2004 resulting in positive growth in cash flow for investments. Thus, General Insurance net investment income is expected to rise in future quarters even in the current low interest rate environment.

     In October 2003, AIG entered into an agreement with PICC that will enable AIG to market its accident and health products through PICC’s 4,300 branch offices throughout China. PICC has over 70 percent of the non-life market in China and AIG expects substantial opportunity for growth through this new distribution channel.

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

     During the third quarter of 2004, AIG entered into an agreement with Sumitomo to market insurance products underwritten by ALICO in Japan. Sumitomo will initially market ALICO’s cancer insurance coverage through the Sumitomo sales channel of approximately 40,000 sales representatives. ALICO and Sumitomo have also agreed to consider expanding the relationship to include other insurance products in the future.

     AIG Edison Life was acquired in August of 2003. AIG Edison Life adds to the current agency force in Japan, and provides alternative distribution channels including banks, financial advisers, and corporate and government employee relationships. AIG Edison Life’s integration into AIG’s existing Japanese operations will provide future operating efficiencies.

     Domestically, AIG expects continued operating growth in 2004 as distribution channels are expanded and new products are introduced.

     In the airline industry, changes in market conditions are not immediately apparent in operating results. Lease rates have firmed considerably, as a result of strong demand spurred by the recovering global commercial aviation market, especially in Asia. Sales have begun to increase, and AIG expects them to be even stronger in future periods. Therefore, AIG believes that improvements in that market commencing in 2003 will be gradually reflected in ILFC’s results in 2004. In the Capital Markets operations, the integration of AIG

American International Group, Inc. and Subsidiaries

Trading Group Inc. and its subsidiaries (AIGTG) into the operations of AIG Financial Products Corp. and its subsidiaries (AIGFP) created operating efficiencies that will continue to be realized and product synergies that should enhance 2004 results, although quarter to quarter variations are to be expected in this transaction-oriented business. AIG also expects increased contributions to Financial Services revenues and income from its consumer finance operations (Consumer Finance) both domestically, as a result of the improving economy, and overseas, as expansion of credit card operations continues and economic conditions improve.

     AIG expects its Asset Management operations to continue to benefit from the recovery in the equity markets and global economy. GICs, which are sold domestically and abroad to both institutions and individuals, are written on an opportunistic basis when market conditions are favorable.

     AIG has many promising growth initiatives underway around the world in its insurance and other operations. Cooperative agreements such as those in Russia and with PICC and Sumitomo are expected to expand distribution networks for AIG’s products and investment opportunities and provide models for future growth.

Recent Developments

     As previously disclosed, in early October, AIG was advised by the Staff of the Securities and Exchange Commission that the Staff was considering recommending that the SEC bring a civil action against AIG and AIG Financial Products Corp. (AIGFP) alleging violations of the federal securities laws with respect to the marketing and sale by AIGFP to public companies of certain products involving structured financial transactions, as well as with respect to certain press releases issued by AIG which reported the Staff notification. AIG also reported that AIGFP had been informed by the U.S. Department of Justice that it was a target of an investigation involving possible violations of the federal securities laws with respect to such products. On October 21, 2004, AIG announced that it had been informed by the U.S. Attorney for the Southern District of Indiana that it was a target of a federal grand jury investigation arising out of a contract between AIG’s subsidiary, National Union Fire Insurance Company of Pittsburgh, Pa., and Brightpoint, Inc. that concerns “non-traditional insurance” or “income smoothing products” marketed to clients by AIG. On October 25, 2004, AIG announced that it intends to seek a resolution of these matters by reaching a prompt settlement on terms satisfactory to the Government and AIG. AIG is currently discussing proposed settlement terms with the Government, but a settlement has not yet been completed.

     As previously disclosed, on October 14, 2004, the New York State Attorney General brought a lawsuit challenging certain insurance brokerage practices related to contingent commissions. Neither AIG nor any of its subsidiaries is a defendant in that action, although two employees of an AIG subsidiary have pleaded guilty in connection with the Attorney General’s investigation. Regulators from several additional states have commenced investigations into the same matters, and AIG expects there will be additional investigations as well. Various parties, including insureds and shareholders, have also asserted putative class action and other claims against AIG or its subsidiaries alleging, among other things, violations of the antitrust and federal securities laws, and AIG expects that additional claims are likely.

     Various federal and state regulatory agencies are reviewing certain other transactions and practices of AIG and its subsidiaries in connection with industry-wide and other inquiries.

     AIG cannot at this time estimate its potential costs related to these matters and accordingly, no reserve is being established in AIG’s financial statements at this time. In the opinion of AIG management, AIG’s ultimate liability for the matters referred to above is not likely to have a material adverse effect on AIG’s consolidated financial condition, although it is possible that the effect would be material to AIG’s consolidated results of operations for an individual quarterly reporting period.

     On October 11, 2004, Congress passed the American Jobs Creation Act of 2004 (Jobs Creation Act) and President Bush signed the bill into law on October 22, 2004. The Jobs Creation Act includes a number of provisions that are expected to affect current business practices. For example, the Jobs Creation Act creates a temporary incentive for U.S. multinationals to repatriate certain accumulated income earned abroad by providing a special 85 percent dividends received deduction, subject to specific reinvestment and repatriation guidelines and certain limitations. Companies may elect to take the temporary deduction in 2004 or 2005. AIG believes that the impact of the Jobs Creation Act on its results of operations and financial condition will not be significant.

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

American International Group, Inc. and Subsidiaries

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

American International Group, Inc. and Subsidiaries

measurement is a useful and meaningful disclosure. (See also the discussion under “Liquidity” herein.)

General Insurance operating income is comprised of underwriting profit, net investment income and realized capital gains and losses. These components, as well as net premiums written, net premiums earned and statutory ratios for the nine months ending September 30, 2004 and 2003 were as follows:

(in millions, except ratios)	2004	2003

Net premiums written:
Domestic General
DBG	$17,546	$14,734
Transatlantic	2,822	2,472
Personal Lines	3,288	2,704
Mortgage Guaranty	453	390
Foreign General	7,214	5,753

Total	$31,323	$26,053

Net premiums earned:
Domestic General
DBG	$16,247	$12,829
Transatlantic	2,729	2,319
Personal Lines	3,175	2,644
Mortgage Guaranty	398	365
Foreign General	6,500	5,175

Total	$29,049	$23,332

Underwriting profit (loss):
Domestic General
DBG(a)	$456	$721
Transatlantic(a)	(46)	75
Personal Lines(a)	115	73
Mortgage Guaranty	207	208
Foreign General(a)	635	593

Total	$1,367	$1,670

Net investment income:
Domestic General
DBG	$1,689	$1,296
Transatlantic	220	202
Personal Lines	135	100
Mortgage Guaranty	89	111
Intercompany adjustments and eliminations – net	–	5
Foreign General	485	543

Total	$2,618	$2,257

Realized capital gains (losses)	19	(331)

Operating income	$4,004	$3,596

Domestic General:
Loss Ratio	79.87	77.55
Expense Ratio	17.25	16.69

Combined Ratio	97.12	94.24

Foreign General:
Loss Ratio	61.04	60.94
Expense Ratio	27.68	26.87

Combined ratio	88.72	87.81

Consolidated:
Loss Ratio(b)	75.65	73.87
Expense Ratio	19.65	18.94

Combined Ratio	95.30	92.81

(a)	Catastrophe losses for the first nine months of 2004 by segment were: DBG $406 million, Personal Lines $25 million, Transatlantic $165 million and Foreign General $140 million. Catastrophe losses for the first nine months of 2003 by segment were: DBG $48 million, Personal Lines $5 million, Transatlantic $4 million and Foreign General $16 million.
(b)	The impact of catastrophe losses on the loss ratio was an increase of 2.53 in 2004 and 0.31 in 2003.

General Insurance Results

Net premiums written are initially deferred and earned based upon the terms of the underlying policies. The net unearned premium reserve constitutes deferred revenues which are generally earned ratably over the policy period. Thus, the net unearned premium reserve is not fully recognized in income as net premiums earned until the end of the policy period.

     DBG has maintained a disciplined approach to pricing and risk selection and chose not to renew approximately $207 million in premiums in the third quarter of 2004 where pricing, terms and conditions or loss experience did not meet underwriting standards. Like all AIG companies, DBG is benefiting from the flight to quality, a strong profit center focus and growing distribution channels. Overall, DBG’s net premiums written increased in the first nine months of 2004 over 2003. AIG believes that moderate premium rate increases will continue in 2004 particularly with respect to long tail lines of business where the insurer’s stability is critical to the insured. Based on historical patterns, AIG believes that overall growth in net premiums written will slow as competition for premiums increases in certain lines of business.

     Transatlantic net premiums written increased as a result of growth in its international business.

     Personal Lines net premiums written in the first nine months of 2004 include $301 million from the domestic insurance operations of GE that were acquired in August of 2003. The increase in net premiums written apart from this acquisition resulted from increased marketing efforts as well as rate increases in several states. The increase in underwriting profits in the first nine months of 2004 when compared to the same period of 2003 resulted from premium rate increases and growth in net premiums written and earned. Underwriting profits are expected to continue to increase through 2004 as a result of continued marketing efforts, loss cost stabilization and the full year impact of the acquisition.

     Mortgage Guaranty net premiums written increased 16.1 percent in the first nine months of 2004 when compared to the same period of 2003. Premiums grew and refinancings declined as interest rates rose. This growth was offset by a slight increase in the delinquency ratio, which is still below the industry average. UGC is moving forward with plans to enter new markets around the world.

     Foreign General insurance net premiums written growth was due to premium rate increases as well as flight to quality. Every major region of the worldwide network contributed to this performance. The Far East region had excellent growth. In Japan, corporate and personal accident business expanded. Commercial lines in Europe continue to exhibit strong growth, as did AIG’s personal lines operations in Brazil and

American International Group, Inc. and Subsidiaries

Latin America. Additionally, AIG’s joint venture in India has expanded its commercial lines leadership among the private sector companies.

     In comparing the foreign currency exchange rates used to translate the results of AIG’s Foreign General operations during the first nine months of 2004 to those foreign currency exchange rates used to translate AIG’s Foreign General results during the same period of 2003, the U.S. dollar weakened slightly in value in relation to most major foreign currencies in which AIG transacts business. Accordingly, when foreign net premiums written were translated into U.S. dollars for the purposes of the preparation of the consolidated financial statements, total General Insurance net premiums written were approximately 2.3 percentage points more than they would have been if translated utilizing those foreign currency exchange rates which prevailed during the same period of 2003.

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

     AIG’s General Insurance results reflect the impact of incurred losses from catastrophes of $736 million and $73 million, in the first nine months and third quarter of 2004 and 2003, respectively. The impact of losses caused by catastrophes can fluctuate widely from year to year, making comparisons of recurring type business more difficult. With respect to catastrophe losses, AIG believes that it has taken appropriate steps, such as careful exposure selection and obtaining reinsurance coverage, to reduce the impact of the magnitude of possible future losses. The occurrence of one or more catastrophic events of unanticipated frequency or severity, such as a terrorist attack, earthquake or hurricane, that causes insured losses, however, could have a material adverse effect on AIG’s results of operations, liquidity or financial condition.

     General Insurance net investment income grew in the first nine months of 2004 when compared to the same period of 2003. AIG is benefiting from the strong cash flow of the past two years, higher interest rates, dividend income and good private equity results. (See also the discussion under “Liquidity” herein.)

     Realized capital gains and losses resulted from the ongoing investment management of the General Insurance portfolios within the overall objectives of the General Insurance operations. The realized capital gains in the first nine months of 2004 reflect an improved economy, stronger corporate balance sheets and a significantly lower level of impairments. The realized capital losses in the first nine months of 2003 reflect primarily impairment loss provisions for both equity and fixed income holdings. (See the discussion on “Valuation of Invested Assets” herein.)

     The increase in General Insurance operating income in the first nine months of 2004 was primarily attributable to strong profitable growth in DBG operations, the improvement in net investment income and the capital gains realized in 2004 rather than the capital losses realized in 2003.

     The contribution of General Insurance operating income to AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change was 31.7 percent in the first nine months of 2004 compared to 36.5 percent in the same period of 2003. The decrease in contribution percentage in 2004 was influenced by the impact of the catastrophe losses.

Reinsurance

AIG is a major purchaser of reinsurance for its General Insurance operations. AIG is cognizant of the need to exercise good judgment in the selection and approval of both domestic and foreign companies participating in its reinsurance pro-

American International Group, Inc. and Subsidiaries

grams. AIG insures risks globally and its reinsurance programs must be coordinated in order to provide AIG the level of reinsurance protection that AIG desires. AIG purchases reinsurance to mitigate its catastrophic exposure. However, one or more catastrophe losses could negatively impact AIG’s reinsurers and result in an inability of AIG to collect reinsurance recoverables. AIG’s reinsurance department evaluates catastrophic events and assesses the probability of occurrence and magnitude of catastrophic events through the use of state of the art industry recognized program models, among other techniques. AIG supplements these models through continually monitoring the risk exposure of AIG’s worldwide general insurance operations and adjusting such models accordingly. While reinsurance arrangements do not relieve AIG from its direct obligations to its insureds, an efficient and effective reinsurance program substantially limits AIG’s probable losses.

     AIG’s consolidated general reinsurance assets amounted to $25.44 billion at September 30, 2004 and resulted from AIG’s reinsurance arrangements. Thus, a credit exposure existed at September 30, 2004 with respect to reinsurance recoverable to the extent that any reinsurer may not be able to reimburse AIG under the terms of these reinsurance arrangements. AIG manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG holds substantial collateral in the form of funds, securities and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2003, approximately 47 percent of the general reinsurance assets were from unauthorized reinsurers. In order to obtain statutory recognition, the majority of these balances were collateralized. The remaining 53 percent of the general reinsurance assets were from authorized reinsurers. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Approximately 90 percent of the balances with respect to authorized reinsurers are from reinsurers rated A (excellent) or better, as rated by A.M. Best, or A (strong) or better, as rated by Standard & Poor’s. Through September 30, 2004, these distribution percentages have not changed significantly. This rating is a measure of financial strength.

     AIG maintains an allowance for estimated unrecoverable reinsurance and has been largely successful in its previous recovery efforts. AIG’s allowance for estimated unrecoverable reinsurance approximated $140 million as of September 30, 2004. At that date, AIG had no significant reinsurance recoverables from any individual reinsurer which is financially troubled (e.g., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction).

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

     At September 30, 2004, the consolidated general reinsurance assets of $25.44 billion include reinsurance recoverables for paid losses and loss expenses of $3.22 billion and $18.33 billion with respect to the ceded reserve for losses and loss expenses, including ceded losses incurred but not reported (IBNR) (ceded reserves). The ceded reserves represent the accumulation of estimates of ultimate ceded losses including provisions for ceded IBNR and loss expenses. The methods used to determine such estimates and to establish the resulting ceded reserves are continually reviewed and updated by management. Any adjustments thereto are reflected in income currently. It is AIG’s belief that the ceded reserves at September 30, 2004 were representative of the ultimate losses recoverable. In the future, as the ceded reserves continue to develop to ultimate amounts, the ultimate loss recoverable may be greater or less than the reserves currently ceded.

American International Group, Inc. and Subsidiaries

Reserve for Losses and Loss Expenses

The table below classifies as of September 30, 2004 the components of the General Insurance reserve for losses and loss expenses (loss reserves) with respect to major lines of business on a statutory basis*:

(in millions)

Other Liability Occurrence	$15,602
Other Liability Claims Made	11,040
Workers Compensation	8,387
Auto Liability	5,516
International	3,216
Property	4,260
Reinsurance	2,542
Medical Malpractice	2,196
Aircraft	1,690
Products Liability	1,336
Accident and Health	1,120
Fidelity/ Surety	974
Other	4,271

Total	$62,150

*	Presented pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

     These loss reserves represent the accumulation of estimates of ultimate losses, including IBNR and loss expenses.

     At September 30, 2004, General Insurance net loss reserves increased $7.17 billion from the prior year end to $43.82 billion. In the first nine months of 2004, net adverse reported loss development for the prior accident years was estimated to be approximately $700 million. The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated by management. Any adjustments resulting therefrom are reflected in operating income currently. It is management’s belief that the General Insurance net loss reserves are adequate to cover all General Insurance net losses and loss expenses as of September 30, 2004. While AIG annually reviews the adequacy of established loss reserves, there can be no assurance that AIG’s ultimate loss reserves will not adversely develop and materially exceed AIG’s loss reserves as of September 30, 2004. In the future, if the general insurance net loss reserves develop deficiently, such deficiency would have an adverse impact on future results of operations.

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

American International Group, Inc. and Subsidiaries

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

American International Group, Inc. and Subsidiaries

assumptions and the point estimate of the required reserve from the modified assumptions described above in determining the actual loss reserve carried at year-end 2003.

     AIG does not believe disclosure of specific point estimates calculated by the actuaries would be meaningful. As described more fully below, considerable judgment is required in evaluating loss trends and developments for all classes of business, particularly long tailed lines. Any one actuarial point estimate is based on a particular series of judgments and assumptions of the actuary. Another actuary may give different weights or make different assumptions, and therefore reach a different point estimate. So long as the series of judgments and assumptions are reasonable, no one such point estimate is necessarily a better estimate than another point estimate. Point estimates are used to independently re-affirm the reasonableness of the overall carried reserves. Thus, provided the actuaries confirm the overall reasonableness of AIG’s loss and loss expense liabilities, AIG believes that disclosure of such point estimates would not be helpful and in fact could potentially be misleading. Nevertheless, in the interest of comprehensive disclosure, but taking into consideration the reservations AIG management has expressed with respect to the meaningfulness of disclosure of point estimates, the actual loss reserve carried at year-end 2003 for AIG’s overall General Insurance business was approximately 4 percent greater than the aggregate reserve indicated by the actuarial point estimates, including the historical assumptions as described above and was approximately 2 percent less than the aggregate reserve indicated by the actuarial point estimates utilizing the modified assumptions.

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

American International Group, Inc. and Subsidiaries

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

     For D&O and related management liability classes of business, the loss cost trend assumption is critical. The loss development factor assumption is important but less critical than for excess casualty. As this coverage is written on a claims made basis, claims for a given accident year are all reported within that year. Therefore, the potential for significantly unusual loss development patterns generally exists only for several years. Actual changes in loss costs from one accident year to the next in the 1990s ranged from negative values to double-digit amounts. Thus the 5 percent sensitivity indicator is a reasonable estimate of a common or normal potential deviation. A 5 percent deviation in loss development factors is also considered reasonable for these classes. However, as noted above, the dollar impact of such a deviation is less than that of a similar deviation in loss cost trends.

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

     The vast majority of these asbestos and environmental claims emanate from policies written in 1984 and prior years. Commencing in 1985, standard policies contained an absolute exclusion for pollution related damage and an absolute asbestos exclusion was also implemented. However, AIG currently underwrites environmental impairment liability insurance on a claims made basis and has excluded such claims from the analysis herein.

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

American International Group, Inc. and Subsidiaries

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

American International Group, Inc. and Subsidiaries

A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined for the nine months ended September 30, 2004 and 2003 follows:

	2004		2003

(in millions)	Gross	Net	Gross	Net

Asbestos:
Reserve for losses and loss expenses at beginning of year	$1,235	$386	$1,304	$400
Losses and loss expenses incurred*	222	75	163	54
Losses and loss expenses paid*	(228)	(82)	(224)	(55)

Reserve for losses and loss expenses at end of period	$1,229	$379	$1,243	$399

Environmental:
Reserve for losses and loss expenses at beginning of year	$789	$283	$832	$296
Losses and loss expenses incurred*	68	21	131	30
Losses and loss expenses paid*	(107)	(48)	(92)	(35)

Reserve for losses and loss expenses at end of period	$750	$256	$871	$291

Combined:
Reserve for losses and loss expenses at beginning of year	$2,024	$669	$2,136	$696
Losses and loss expenses incurred*	290	96	294	84
Losses and loss expenses paid*	(335)	(130)	(316)	(90)

Reserve for losses and loss expenses at end of period	$1,979	$635	$2,114	$690

*	All amounts pertain to policies underwritten in prior years.

The gross and net IBNR included in the reserve for losses and loss expenses at September 30, 2004 and December 31, 2003 were estimated as follows:

	2004		2003

(in millions)	Gross	Net	Gross	Net

Combined	$1,099	$298	$1,042	$280

A summary of asbestos and environmental claims count activity for the nine months ended September 30, 2004 and 2003 was as follows:

	2004			2003

	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	7,474	8,852	16,326	7,085	8,995	16,080
Claims during year:
Opened	681	2,146	2,827	335	944	1,279
Settled	(84)	(226)	(310)	(62)	(119)	(181)
Dismissed or otherwise resolved	(461)	(2,121)	(2,582)	(119)	(1,146)	(1,265)

Claims at end of period	7,610	8,651	16,261	7,239	8,674	15,913

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

American International Group, Inc. and Subsidiaries

AIG’s survival ratios for asbestos and environmental claims, separately and combined, excluding voluntary environmental claim payments, were based upon a three year average payment. These ratios at September 30, 2004 and 2003 were as follows:

	Gross	Net

2004
Survival ratios:
Asbestos	4.9	4.6
Environmental	17.5	12.3
Combined	8.6	7.6

2003
Survival ratios:
Asbestos	4.4	4.4
Environmental	16.4	11.8
Combined	7.7	7.1

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

     Domestically, AIG’s Life Insurance & Retirement Services operations offer a broad range of protection products, including life insurance, group life and health products and payout annuities which include single premium immediate annuities, structured settlements and terminal funding annuities. Home service operations include an array of traditional insurance and investment type products sold through agents. In addition, Home service includes a small block of run-off property and casualty coverage. Retirement services include group retirement products, individual fixed and variable annuity operations and annuity run-off operations which include fixed and variable annuities largely sold through merger related discontinued distribution relationships. AIG’s principal domestic Life Insurance & Retirement Services operations include AIG American General Life Companies, AIG Annuity Insurance Company (AIG Annuity), The Variable Annuity Life Insurance Company (VALIC) and SunAmerica Life Insurance Company.

     Overseas, AIG’s Life Insurance & Retirement Services operations include traditional products such as whole and term life and endowments, personal accident & health products, group products including pension, life and health, and fixed and variable annuities. AIG operates overseas principally through American Life Insurance Company (ALICO), American International Assurance Company, Limited (AIA), American International Assurance Company, (Bermuda) Limited (AIA(B)), Nan Shan Life Insurance Company, Ltd. (Nan Shan), The Philippine American Life and General Insurance Company (Philam Life), and AIG Star Life Insurance Co., Ltd. (AIG Star Life). AIG added significantly to its presence in Japan with the acquisition of GE Edison Life Insurance Company (now known as AIG Edison Life Insurance Company) (AIG Edison Life), consolidated beginning with the fourth quarter of 2003. ALICO is incorporated in Delaware and all of its business is written outside of the United States. ALICO has operations either directly or through subsidiaries in Europe, Africa, Latin America, the Caribbean, the Middle East, South Asia, and the Far East, with Japan being the largest territory. AIA operates primarily in China (including Hong Kong), Singapore, Malaysia, Thailand, Korea and India. Nan Shan operates in Taiwan. AIG Star Life operates in Japan.

Life Insurance & Retirement Services operations presented on a major product basis for the nine months ending September 30, 2004 and 2003 were as follows:

(in millions)	2004	2003 (a)

GAAP premiums:
Domestic Life:
Life insurance	$1,407	$1,314
Home service	612	625
Group life/health	858	765
Payout annuities (b)	1,126	1,008

Total	4,003	3,712

Domestic Retirement Services:
Group retirement products	231	180
Individual fixed annuities	43	35
Individual variable annuities	300	240
Individual annuities-runoff (c)	59	61

Total	633	516

Total Domestic	4,636	4,228

Foreign Life:
Life insurance	11,135	9,437
Personal accident & health	3,171	2,186
Group products (d)	1,832	945

Total	16,138	12,568

Foreign Retirement Services:
Individual fixed annuities	282	174
Individual variable annuities	45	14

Total	327	188

Total Foreign	16,465	12,756

Total GAAP premiums	$21,101	$16,984

Net investment income:
Domestic Life:
Life insurance	$1,094	$966
Home service	528	511
Group life/health	92	87
Payout annuities	600	511

Total	2,314	2,075

Domestic Retirement Services:
Group retirement products	1,617	1,522
Individual fixed annuities	2,267	1,837
Individual variable annuities	180	172
Individual annuities-runoff (c)	807	971

Total	4,871	4,502

Total Domestic	7,185	6,577

American International Group, Inc. and Subsidiaries

(in millions)	2004	2003 (a)

Foreign Life:
Life insurance	3,248	2,779
Personal accident & health	133	119
Group products	311	249
Intercompany adjustments	(13)	(10)

Total	3,679	3,137

Foreign Retirement Services:
Individual fixed annuities	700	231
Individual variable annuities	78	1

Total	778	232

Total Foreign	4,457	3,369

Total net investment income(e)	$11,642	$9,946

Realized capital gains (losses)(e)	(106)	(657)

Total operating income(f)	$6,302	$4,659

Life insurance in-force (g):
Domestic	$726,992	$645,606
Foreign	989,279	951,020

Total	$1,716,271	$1,596,626

(a)	Restated to conform to 2004 presentation.

(b)	Includes structured settlements, single premium immediate annuities and terminal funding annuities.

(c)	Represents runoff annuity business sold through merger related discontinued distribution relationships.

(d)	2004 includes approximately $640 million of premium from a reinsurance transaction involving terminal funding business. This single premium amount is offset by a similar increase of benefit reserves.

(e)	For purposes of this presentation, investment income reflects certain amounts of realized capital gains where the gains are deemed to be an inherent element in pricing certain life products in some foreign countries.

(f)	2004 includes $5 million of catastrophe losses relating to minor Home service property and casualty subsidiaries currently in run-off.

(g)	Amounts presented were as at September 30, 2004 and December 31, 2003.

Life Insurance & Retirement Services Results

The increase in Life Insurance & Retirement Services operating income in the first nine months of 2004 when compared to the same period of 2003 was caused in part by strong growth, particularly overseas, and the decline in realized capital losses relative to the same period of 2003.

     The contribution of Life Insurance & Retirement Services operating income to AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change amounted to 49.9 percent in the first nine months of 2004 compared to 47.3 percent in the same period of 2003.

     Life GAAP premiums grew in the first nine months of 2004 when compared with the same period in 2003. AIG’s domestic life operations had strong universal and term life sales and good performance from the independent distribution segment. Payout annuities also had strong growth. The domestic group business is below AIG’s growth standards largely because several accounts where pricing was unacceptable were not renewed. AIG is reviewing growth strategies for this business. At American General Life and Accident Insurance Company (AGLA), the home services business, a number of the initiatives taken in recent months to accelerate growth, such as introducing new products, hiring new agents and retraining existing agents, will take some time before the results are evident. However, the business is solidly profitable with strong cash flow.

     Domestic Retirement Services had a solid quarter. The businesses most correlated to the equity markets performed well, with the strongest sales growth in the individual variable annuity segment. VALIC, the group retirement services business, which has approximately half of client assets in equities, also benefited from improved equity market performance. VALIC has had a successful start cross-selling individual variable annuities, fixed annuities and mutual funds. AIG Annuity, the individual fixed annuity business, had very good performance with stable spreads and growth in operating income, even as consumers shifted assets to equity-based products.

     With respect to Foreign Life, the majority of the growth in GAAP Life Insurance & Retirement Services premiums was attributable to the Life insurance, Personal accident & health, and Group products lines of business. This growth was most significant in Southeast Asia where AIG maintains significant market share established by its strong agency force, and in Japan, where AIG is benefiting from a flight to quality. Also in Japan, AIG Edison Life is being integrated successfully into AIG’s life operations. AIG Star Life is growing first year premiums as a result of new product introductions and an expanded agency force, and is benefiting from more successful conservation of in-force business. The annuity business in Japan is growing rapidly through product innovation and packaging skills and the confidence engendered by the financial strength of AIG companies. In China, Life Insurance first year premiums are growing significantly. Additionally, personal accident sales reflect the repricing of certain key products to improve profit margins and is included in the Personal accident & health line of business. In addition, AIG’s deep and diverse distribution, which includes bancassurance, worksite marketing, direct marketing and strong agency organizations, provides a powerful platform for growth. Foreign Life Insurance & Retirement Services operations produced 78.0 percent and 75.1 percent of GAAP Life Insurance & Retirement Services premiums in 2004 and 2003, respectively.

     As previously discussed, the U.S. dollar weakened in relation to most major foreign currencies in which AIG transacts business. Accordingly, for the first nine months of 2004, when foreign life GAAP premiums were translated into U.S. dollars for purposes of the preparation of the consolidated financial statements, total life GAAP premiums were approximately 4.5 percentage points more than they would have been if translated utilizing exchange rates prevailing in 2003.

American International Group, Inc. and Subsidiaries

     Under U.S. GAAP, deposits and certain other considerations received under deferred annuity (variable and fixed) and universal life contracts are not included as GAAP premiums. If such amounts were to be included, the overall year to date growth from 2004 over 2003 would be more dramatic, due in part to large increases in foreign individual fixed annuities.

     The growth in net investment income in the first nine months of 2004 when compared to the same period of 2003 was attributable to both foreign and domestic invested new cash flow for investment. Additionally, net investment income was positively impacted by the compounding of previously earned and reinvested net investment income. (See also the discussion under “Liquidity” herein.)

     Life Insurance & Retirement Services investment portfolios are managed within the overall objectives of the Life Insurance & Retirement Services operations. The decline in the realized capital losses in the first nine months of 2004 reflect an improved economy, stronger corporate balance sheets and a significantly lower level of impairments. The realized capital losses in the first nine months of 2003 reflect impairment loss provisions for certain equity and fixed income holdings. (See also the discussion on “Valuation of Invested Assets” herein.)

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

American International Group, Inc. and Subsidiaries

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

Insurance and Asset Management Invested Assets

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

American International Group, Inc. and Subsidiaries

The following tables summarize the composition of AIG’s insurance and asset management invested assets by segment, at September 30, 2004 and December 31, 2003:

		Life
		Insurance &				Percent Distribution
September 30, 2004	General	Retirement	Asset		Percent
(dollars in millions)	Insurance	Services	Management	Total	of Total	Domestic	Foreign

Fixed Maturities:
Available for sale, at market value(a)	$42,600	$243,190	$46,013	$331,803	69.0%	62.2%	37.8%
Held to maturity, at amortized cost	15,415	—	—	15,415	3.2	100.0	—
Equity securities, at market value(b)	5,346	10,495	119	15,960	3.3	31.6	68.4
Mortgage loans on real estate, policy and collateral loans	23	16,170	5,156	21,349	4.5	69.4	30.6
Short-term investments, including time deposits, and cash	2,106	11,662	2,239	16,007	3.3	40.7	59.3
Real estate	557	2,851	324	3,732	0.8	28.9	71.1
Investment income due and accrued	1,006	4,317	508	5,831	1.2	60.2	39.8
Securities lending collateral	4,819	37,478	11,506	53,803	11.2	86.9	13.1
Other invested assets	6,670	5,702	4,549	16,921	3.5	84.9	15.1

Total	$78,542	$331,865	$70,414	$480,821	100.0%	65.3%	34.7%

(a)	Includes $2.40 billion of bond trading securities, at market value.

(b)	Includes $1.91 billion of preferred stocks, at market value.

		Life
		Insurance &				Percent Distribution
December 31, 2003	General	Retirement	Asset		Percent
(dollars in millions)	Insurance	Services	Management	Total	of Total	Domestic	Foreign

Fixed Maturities:
Available for sale, at market value(a)	$41,610	$225,686	$32,453	$299,749	75.2%	64.1%	35.9%
Held to maturity, at amortized cost	8,037	—	—	8,037	2.0	100.0	—
Equity securities, at market value(b)	5,130	4,174	60	9,364	2.4	53.7	46.3
Mortgage loans on real estate, policy and collateral loans	25	15,513	5,228	20,766	5.2	68.4	31.6
Short-term investments, including time deposits, and cash	1,918	4,662	2,343	8,923	2.2	53.1	46.9
Real estate	569	2,903	302	3,774	0.9	28.9	71.1
Investment income due and accrued	881	3,597	420	4,898	1.2	62.9	37.1
Securities lending collateral	5,225	20,537	4,433	30,195	7.6	76.0	24.0
Other invested assets	5,121	4,404	3,415	12,940	3.3	85.3	14.7

Total	$68,516	$281,476	$48,654	$398,646	100.0%	65.8%	34.2%

(a)	Includes $282 million of bond trading securities, at market value.
(b)	Includes $1.90 billion of preferred stocks, at market value.

Credit Quality

At September 30, 2004, approximately 64 percent of the fixed maturities investments were domestic securities. Approximately 32 percent of such domestic securities were rated AAA by one or more of the principal rating agencies. Approximately 7 percent were below investment grade or not rated.

     A significant portion of the foreign fixed income portfolio is rated by Moody’s, Standard & Poor’s (S&P) or similar foreign services. Similar credit quality rating services are not available in all overseas locations. AIG annually reviews the credit quality of the foreign portfolio nonrated fixed income investments, including mortgages. At September 30, 2004, approximately 20 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG’s internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 5 percent were below investment grade or not rated at that date. A large portion of the foreign fixed income portfolio are sovereign fixed maturity securities supporting the policy liabilities in the country of issuance.

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

American International Group, Inc. and Subsidiaries

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

     As a result of these policies, AIG recorded impairment losses, net of taxes, of $361 million and $798 million in the first nine months of 2004 and 2003, respectively. The recovery in global equity markets and reasonably steady domestic interest rates were the primary reasons for the decline in impairment loss recognition from 2003 to 2004.

     No impairment charge with respect to any one single credit was significant to AIG’s consolidated financial condition or results of operations, and no individual impairment loss exceeded 1.0 percent of consolidated net income for the first nine months of 2004.

     Excluding the impairments noted above, the changes in market value for AIG’s available for sale portfolio, which constitutes the vast majority of AIG’s investments, were recorded in accumulated other comprehensive income as unrealized gains or losses.

     At September 30, 2004, the aggregate unrealized losses after taxes of the fixed maturity securities were approximately $1.4 billion. At September 30, 2004, the aggregate unrealized losses after taxes of the equity securities portfolio were approximately $168 million.

     At September 30, 2004, aggregate unrealized gains after taxes were $10.8 billion and aggregate unrealized losses after taxes were $1.5 billion. At September 30, 2004, the fair value of AIG’s fixed maturities and equity securities aggregated to $365.1 billion.

     The impact on net income of unrealized losses after taxes will be further mitigated upon realization, because certain realized losses will be charged to participating policyholder accounts, and realization will result in current decreases in the amortization of certain deferred acquisition costs.

At September 30, 2004, unrealized losses for fixed maturity securities and equity securities did not reflect any significant industry concentrations.

The amortized cost of fixed maturities available for sale in an unrealized loss position at September 30, 2004, by contractual maturity, is shown below:

Amortized
(in millions)	Cost

Due in one year or less	$2,045
Due after one year through five years	12,272
Due after five years through ten years	21,315
Due after ten years	31,737

Total	$67,369

     In the nine months ended September 30, 2004, the pretax realized losses incurred with respect to the sale of fixed maturities and equity securities were $1.2 billion. The aggregate fair value of securities sold was $28.6 billion, which was approximately 98 percent of amortized cost. The average period of time that securities sold at a loss during the nine months ended September 30, 2004 were trading continuously at a price below book value was approximately four months.

American International Group, Inc. and Subsidiaries

At September 30, 2004, aggregate pretax unrealized gains were $16.6 billion, while the pretax unrealized losses with respect to investment grade bonds, below investment grade bonds and equity securities were $1.61 billion, $500 million and $258 million, respectively. Aging of the pretax unrealized losses with respect to these securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the market value is less than amortized cost or cost), including the number of respective items, was as follows:

	Less than or equal to			Greater than 20% to			Greater than
	20% of Cost(a)			50% of Cost(a)			50% of Cost(a)			Total

Aging	Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss	Items	Cost(a)	Loss(b)	Items

Investment grade bonds
0-6 months	$43,891	$737	2,771	$32	$10	15	$–	$–	–	$43,923	$747	2,786
7-12 months	6,999	233	579	69	15	20	–	–	–	7,068	248	599
>12 months	10,395	526	787	340	85	12	–	–	–	10,735	611	799

Total	$61,285	$1,496	4,137	$441	$110	47	$–	$–	–	$61,726	$1,606	4,184

Below investment grade bonds
0-6 months	$3,081	$97	425	$55	$14	28	$36	$21	20	$3,172	$132	473
7-12 months	830	71	128	92	26	51	13	10	11	935	107	190
>12 months	974	85	115	531	159	99	31	17	14	1,536	261	228

Total	$4,885	$253	668	$678	$199	178	$80	$48	45	$5,643	$500	891

Total bonds
0-6 months	$46,972	$834	3,196	$87	$24	43	$36	$21	20	$47,095	$879	3,259
7-12 months	7,829	304	707	161	41	71	13	10	11	8,003	355	789
>12 months	11,369	611	902	871	244	111	31	17	14	12,271	872	1,027

Total	$66,170	$1,749	4,805	$1,119	$309	225	$80	$48	45	$67,369	$2,106	5,075

Equity securities
0-6 months	$2,151	$146	765	$193	$52	142	$23	$18	40	$2,367	$216	947
7-12 months	359	9	73	57	17	266	17	14	25	433	40	364
>12 months	–	–	–	3	1	3	1	1	3	4	2	6

Total	$2,510	$155	838	$253	$70	411	$41	$33	68	$2,804	$258	1,317

(a)	For bonds, represents amortized cost.
(b)	As more fully described above, upon realization, certain realized losses will be charged to participating policyholder accounts, or realization will result in a current decrease in the amortization of certain deferred acquisition costs.

     As stated previously, the valuation for AIG’s investment portfolio comes from market exchanges or dealer quotations, with the exception of nontraded securities. AIG considers nontraded securities to mean certain fixed income investments, certain structured securities, direct private equities, limited partnerships and hedge funds. The aggregate carrying value of these securities at September 30, 2004 was approximately $65.5 billion.

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

     With respect to hedge funds and limited partnerships in which AIG holds in the aggregate a five percent or greater interest, AIG’s carrying value is the net asset value. The changes in such net asset values are recorded in Life Insurance & Retirement Services or General Insurance net investment income, as appropriate.

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

     ILFC finances its purchases of aircraft primarily through the issuance of a variety of debt instruments. The composite borrowing rates at the end of the first nine months of 2004 and 2003 were 4.20 percent and 4.63 percent, respectively. (See also the discussions under “Capital Resources” and “Liquidity” herein and Note 2 of Notes to Financial Statements.)

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

     ILFC typically contracts to re-lease aircraft before the end of the existing lease term. For aircraft returned before the end of the lease term, ILFC has generally been able to re-lease such aircraft within two to six months of its return. While some of the lease rates for aircraft that have been redeployed are lower, the impact of these reduced revenues is partially offset by low interest rates, which reduce ILFC’s financing costs. As a lessor, ILFC considers an aircraft “idle” or “off lease” when the aircraft is not subject to a signed lease agreement or signed letter of intent. At September 30, 2004, there were two aircraft off lease. (See also the discussions under “Capital Resources” and “Liquidity” herein.)

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

     Derivative transactions are entered into in the ordinary course of Capital Markets operations. Therefore, income on interest rate, currency, equity, commodity and credit deriva-

American International Group, Inc. and Subsidiaries

tives along with their related hedges are recorded on a mark to market value or at estimated fair value where market prices are not readily available with the resulting unrealized gains or losses reflected in the income statement in the current year. In the first nine months of 2004, less than five percent of revenues resulted from transactions valued at estimated fair value. The mark to fair value of derivative transactions is reflected in the balance sheet in the captions “Unrealized gain on interest rate and currency swaps, options and forward transactions” and “Unrealized loss on interest rate and currency swaps, options and forward transactions.” Pursuant to ISDA Master Agreements, unrealized gains represent the present value of the aggregate of each net receivable by counterparty, and unrealized losses represent the present value of the aggregate of each net payable by counterparty as of September 30, 2004. These amounts will change from one period to the next due to changes in interest rates, currency rates, equity prices and other market variables, as well as cash movements, execution of new transactions and the maturing of existing transactions. (See also the discussion under “Derivatives” herein.) Spread income on investments and borrowings are recorded on an accrual basis over the life of the transaction. Investments are classified as securities available for sale and are marked to market with the resulting unrealized gains or losses reflected in shareholders’ equity.

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

Financial Services operations for the nine months ending September 30, 2004 and 2003 were as follows:

(in millions)	2004	2003

Revenues:
Aircraft Finance(a)	$2,404	$2,272
Capital Markets(b)	1,161	1,242
Consumer Finance(c)	2,178	1,957
Other	25	24

Total	$5,768	$5,495

Operating income:
Aircraft Finance	$547	$548
Capital Markets	664	729
Consumer Finance	579	489
Other, including intercompany adjustments	(2)	(4)

Total	$1,788	$1,762

(a)	Revenues were primarily from ILFC aircraft lease rentals.
(b)	Revenues were primarily from AIGFP and AIGTG hedged proprietary positions entered into in connection with counterparty transactions.
(c)	Revenues were primarily finance charges.

Financial Services Results

Financial Services operating income increased in the first nine months of 2004 compared to the same period of 2003. The increase occurred because of the growth in Consumer Finance operating income, despite the impact of ILFC’s disposition of approximately $2 billion in aircraft through securitizations in the third quarter of 2003 and first quarter of 2004 and the reduced income from Capital Markets operations. Fluctuations in revenues and operating income from quarter to quarter are not unusual because of the transaction-oriented nature of Capital Markets operations.

     Financial Services operating income represented 14.1 percent of AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change in the first nine months of 2004. This compares to 17.9 percent in the same period of 2003.

     With respect to ILFC, the revenue growth in the first nine months of 2004 resulted primarily from the increase in flight equipment under operating lease and the increase in the relative value of the leased fleet.

American International Group, Inc. and Subsidiaries

The composition by percentage contribution of revenues and operating income for Capital Markets operations in the first nine months of 2004 and 2003 is set forth below. The percentages for operating income are the same as those for revenues because expenses are allocated across all products in proportion to the revenues generated by that product. Material changes in the distribution of revenues and operating income from period to period are not unusual due to the transactional nature of the Capital Markets business.

	2004	2003

Spread income on investments and borrowings	47%	33%
Interest rate and currency products	29	38
Equity linked products	5	3
Credit linked products	13	22
Commodity and commodity linked products and other revenue	6	4

     Financial market conditions in the first nine months of 2004 compared with the first nine months of 2003 were characterized by interest rates which were broadly unchanged across fixed income markets globally, a tightening of credit spreads, and higher equity valuations. Capital Markets results in 2004 compared with 2003 reflected a shift in product segment activity to respond to these conditions.

     The most significant component of Capital Markets operating expenses is compensation, which approximated 34 percent and 33 percent of revenues in the first nine months of 2004 and 2003, respectively.

     Consumer Finance revenues in the first nine months of 2004 increased. The increase in revenues in the first nine months of 2004 was the result of growth in average finance receivables and credit quality continues to be strong. Foreign Consumer Finance operations performed very well as the operations in Poland continued its strong growth and the Hong Kong credit card business benefited from the strengthening local economy.

Financial Services Invested Assets

The following table is a summary of the composition of AIG’s Financial Services invested assets at September 30, 2004 and December 31, 2003. (See also the discussions under “Operating Review: Financial Services Operations,” “Capital Resources” and “Derivatives” herein.)

	2004		2003

	Invested	Percent of	Invested	Percent of
(dollars in millions)	Assets	Total	Assets	Total

Flight equipment primarily under operating leases, net of accumulated depreciation	$32,180	22.7%	$30,343	24.6%
Finance receivables, net of allowance	21,531	15.2	17,609	14.3
Unrealized gain on interest rate and currency swaps, options and forward transactions	20,793	14.7	21,599	17.5
Securities available for sale, at market value	19,630	13.8	15,714	12.8
Trading securities, at market value	3,551	2.5	3,300	2.7
Securities purchased under agreements to resell, at contract value	38,352	27.1	28,144	22.9
Trading assets	2,360	1.7	2,548	2.1
Spot commodities, at market value	133	0.1	250	0.2
Other, including short-term investments	3,246	2.2	3,624	2.9

Total	$141,776	100.0%	$123,131	100.0%

     As previously discussed, the cash used for the purchase of flight equipment is derived primarily from the proceeds of ILFC’s debt financings. The primary sources for the repayment of this debt and the interest expense thereon are the cash flow from operations, proceeds from the sale of flight equipment and the rollover and refinancing of the prior debt. During the first nine months of 2004, ILFC acquired flight equipment costing $3.93 billion. (See also the discussion under “Operating Review: Financial Services Operations” and “Capital Resources” herein.)

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

American International Group, Inc. and Subsidiaries

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

     Securities available for sale is predominately a portfolio of debt securities, where the individual securities have varying degrees of credit risk. At September 30, 2004, the average credit rating of this portfolio was AA or the equivalent thereto as determined through rating agencies or internal review. AIGFP has also entered into credit derivative transactions to hedge its credit risk associated with $199 million of these securities. Securities deemed below investment grade at September 30, 2004, amounted to approximately $62 million in fair value representing 0.3 percent of the total AIGFP securities available for sale. There have been no significant downgrades through November 1, 2004.

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

The gross unrealized gains and gross unrealized losses of Capital Markets included in the financial services assets and liabilities at September 30, 2004 were as follows:

	Gross	Gross
	Unrealized	Unrealized
(in millions)	Gains	Losses

Securities available for sale, at market value	$1,959	$1,951
Unrealized gain/loss on interest rate and currency swaps, options and forward transactions(a)	20,793	18,724
Trading assets	684	301
Spot commodities, at market value	–	9
Trading liabilities	–	258
Securities and spot commodities sold but not yet purchased, at market value	–	580

(a)	These amounts are also presented as the respective balance sheet amounts.

     AIGFP’s interest rate and currency risks on securities available for sale, at market, are managed by taking offsetting positions on a security by security basis, thereby offsetting a significant portion of the unrealized appreciation or depreciation. At September 30, 2004, the unrealized gains and losses remaining after the benefit of the offsets were $50 million and $42 million, respectively.

     Trading securities, at market value, and securities and spot commodities sold but not yet purchased, at market value, are marked to market daily with the unrealized gain or loss being recognized in income at that time. These trading securities are held to meet the short-term risk management objectives of Capital Markets operations.

American International Group, Inc. and Subsidiaries

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

     As discussed above, AIG Retirement Services operations are now reported with Life Insurance operations. Therefore, Asset Management operations now represent the results of AIG’s asset management and brokerage services operations, mutual fund operations and the foreign and domestic guaranteed investment contract operations.

Asset Management revenues and operating income for the nine months ending September 30, 2004 and 2003 were as follows:

(in millions)	2004	2003

Revenues:
Guaranteed Investment Contracts	$2,024	$1,854
Institutional Asset Management(a)	718	456
Brokerage Services and Mutual Funds	185	148

Total	$2,927	$2,458

Operating income:
Guaranteed Investment Contracts	$477	$393
Institutional Asset Management(a)(b)	338	141
Brokerage Services and Mutual Funds	54	44

Total	$869	$578

(a)	Includes AIG Global Investment Group and certain smaller asset management operations.
(b)	Includes the results of certain AIG managed private equity and real estate funds consolidated effective December 31, 2003 pursuant to FIN46R, “Consolidation of Variable Interest Entities”. For the first nine months of 2004, operating income includes $147 million of third-party limited partner earnings offset in Minority interest expense.

Asset Management Results

Asset Management operating income increased in the first nine months of 2004 compared to the same period of 2003 as a result of the upturn in worldwide financial markets and a strong global product portfolio. The operating income growth results from fees related to the management of mutual funds and various investment portfolios that are, in great part, contingent upon the growth in the equity markets and customer interest in equity sensitive products. Thus, as equity markets expand and contract, the appetite for private equity investment changes, and the revenues and operating income with respect to the asset management portion of this segment can be expected to be similarly affected. GICs are sold domestically and abroad to both institutions and individuals. These products are written on an opportunistic basis when market conditions are favorable. Thus, revenues, operating income and cash flow attributable to GICs will vary from one reporting period to the next.

     Asset Management operating income represented 6.9 percent of AIG’s consolidated income before income taxes, minority interest and cumulative effect of an accounting change in the first nine months of 2004. This compares to 5.9 percent in the same period of 2003.

     At September 30, 2004, AIG’s third party assets under management, including both retail mutual funds and institutional accounts, approximated $50 billion and the aggregate GIC reserve was $52.6 billion.

Other Operations

Other income (deductions) – net includes partnership income generated by the investment of capital held by AIG SunAmerica, AIG’s equity in certain minor majority-owned subsidiar-

American International Group, Inc. and Subsidiaries

ies and certain partially owned companies, realized foreign exchange transaction gains and losses in substantially all currencies and unrealized gains and losses in hyperinflationary currencies, as well as the income and expenses of the parent holding company and other miscellaneous income and expenses. Other income (deductions) – net amounted to $(164) million and $(377) million in the first nine months of 2004 and 2003, respectively. The improvement in the first nine months of 2004 compared to the same period of 2003 was primarily the result of stronger performance of AIG SunAmerica investments in partnerships. AIG’s equity in certain partially owned subsidiaries includes $74 million in catastrophe losses in 2004.

Capital Resources

At September 30, 2004, AIG had total shareholders’ equity of $78.90 billion and total borrowings of $90.21 billion. At that date, $81.29 billion of such borrowings were either not guaranteed by AIG or were AIGFP’s matched borrowings under obligations of guaranteed investment agreements (GIAs) or matched notes and bonds payable.

Borrowings

At September 30, 2004, AIG’s net borrowings were $8.92 billion after reflecting amounts that were matched borrowings under AIGFP’s obligations of GIAs and matched notes and bonds payable and amounts not guaranteed by AIG. The following table summarizes borrowings outstanding at September 30, 2004 and December 31, 2003:

(in millions)	2004	2003

AIG’s net borrowings	$8,924	$7,650
AIGF P
GIAs	18,461	15,337
Matched notes and bonds payable	19,575	15,289
Borrowings not guaranteed by AIG	43,249	39,002

Total	$90,209	$77,278

Borrowings issued or guaranteed by AIG and those borrowings not guaranteed by AIG at September 30, 2004 and December 31, 2003 were as follows:

(in millions)	2004	2003

AIG borrowings:
Medium term notes	$767	$791
Notes and bonds payable	2,976	3,141
Loans and mortgages payable	350	337

Total	4,093	4,269

Borrowings guaranteed by AIG:
AIGFP
GIAs	18,461	15,337
Notes and bonds payable	20,146	16,203

Total	38,607	31,540

AIG Funding, Inc. commercial paper	3,165	1,223

AGC Notes and bonds payable	1,095	1,244

Total borrowings issued or guaranteed by AIG	46,960	38,276

Borrowings not guaranteed by AIG:
ILFC
Commercial paper	2,468	1,575
Medium term notes	5,746	5,960
Notes and bonds payable(a)	15,487	14,431
Loans and mortgages payable(b)	64	143

Total	23,765	22,109

AGF
Commercial paper	3,279	2,877
Medium term notes	12,579	9,714
Notes and bonds payable	1,626	1,739

Total	17,484	14,330

Commercial paper:
AIG Credit Card Company (Taiwan)	302	250
AIG Finance (Taiwan) Limited	10	13

Total	312	263

Loans and mortgages payable:
AIGCFG	627	624
AIG Finance (Hong Kong) Limited	53	165

Total	680	789

Other Subsidiaries	726	727

Variable Interest Entity debt:
ILFC(c)	–	464
AIG Global Investment Group	–	6
AIG Capital Partners	145	148
AIG SunAmerica	137	166

Total	282	784

Total borrowings not guaranteed by AIG	43,249	39,002

Total Borrowings	$90,209	$77,278

(a)	Includes borrowings under Export Credit Facility of $1.6 billion.
(b)	Capital lease obligations.

(c)	Synthetic lease obligations expired in September 2004.

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

     ILFC and AGF as well as AIG Credit Card Company (Taiwan) – (AIGCCC-Taiwan) and AIG Finance (Taiwan) Limited – (AIGF-Taiwan), both consumer finance subsidiaries in Taiwan, have issued commercial paper for the funding of their own operations. At September 30, 2004, AIG did not guarantee the commercial paper of any of its subsidiaries other than Funding. (See also the discussion under “Derivatives” herein.)

     AIG and Funding are parties to unsecured syndicated revolving credit facilities (collectively, the Facility) aggregat-

American International Group, Inc. and Subsidiaries

ing $2.75 billion. The Facility consists of $1.375 billion in a short-term revolving credit facility, which includes a one-year term out option, and $1.375 billion in a five year revolving credit facility. The Facility can be used for general corporate purposes and also to provide backup for Funding’s commercial paper programs. There are currently no borrowings outstanding under the Facility, nor were any borrowings outstanding as of September 30, 2004.

     AGF is a party to unsecured syndicated revolving credit facilities aggregating $3.25 billion. The facilities consist of $1.75 billion in a short-term revolving credit facility, which includes a one-year term out option, and $1.5 billion in a five year revolving credit facility, which support AGF’s commercial paper borrowings. There are currently no borrowings under these facilities, nor were any borrowings outstanding as of September 30, 2004. AGF had $6.6 billion in aggregate principal amount of debt securities registered and available for issuance at September 30, 2004. AGF uses the proceeds from the issuance of notes and bonds for the funding of its finance receivables.

     Proceeds from the collection of finance receivables will be used to pay the principal and interest with respect to AGF’s debt.

     ILFC is a party to unsecured syndicated revolving credit facilities aggregating $4.2 billion at September 30, 2004. The facilities are used to support ILFC’s maturing debt and other obligations and consist of $3.15 billion in a short-term revolving credit facility and $1.05 billion in a three year revolving credit facility. There are currently no borrowings under these facilities, nor were any borrowings outstanding as of September 30, 2004. On October 15, 2004, ILFC replaced the $4.2 billion loan facilities with new loan facilities totaling $6.0 billion, including a $2.0 billion five-year tranche and a $4.0 billion 364-day tranche, with a one-year term out option.

     At September 30, 2004, ILFC had increased the aggregate principal amount outstanding of its medium term and long-term notes including $696 million resulting from foreign exchange translation. ILFC had $11.08 billion of debt securities registered for public sale at September 30, 2004. As of September 30, 2004, $8.22 billion of debt securities were issued. In addition, ILFC has a Euro Medium Term Note Program for $7.0 billion, under which $4.48 billion in notes were sold through September 30, 2004. ILFC has substantially eliminated the currency exposure arising from foreign currency denominated notes by either hedging the notes through swaps or through the offset provided by operating lease payments. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

     ILFC had a $4.3 billion Export Credit Facility for use in connection with the purchase of approximately 75 aircraft delivered through 2001. This facility was guaranteed by various European Export Credit Agencies. The interest rate varies from 5.75 percent to 5.90 percent on these borrowings depending on the delivery date of the aircraft. At September 30, 2004, ILFC had $1.6 billion outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. In May 2004, ILFC entered into a similarly structured Export Credit Facility (ECA) for up to a maximum of $2.64 billion, for Airbus aircraft to be delivered in 2004 and 2005. The facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a six-month forward-looking calendar, and the interest rate is determined through a bid process. As of September 30, 2004, three aircraft had been financed under the ECA facility. In August 2004, ILFC received a commitment for an Ex-Im Bank comprehensive guarantee in the amount of $1.68 billion to support the financing of up to 30 new Boeing aircraft. The delivery period initially extends from September 1, 2004 through August 31, 2005, but may be extended to August 31, 2006. Borrowings with respect to these facilities are included in Notes and Bonds Payable in the preceding table of borrowings. During 2003, ILFC entered into various bank financings for a total funded amount of $1.3 billion. The financings mature through 2009. One tranche of one of the loans totaling $410 million was issued in Japanese yen and swapped to U.S. dollars.

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

     AIGFP has established a Euro Medium Term Note Program under which an aggregate principal amount of up to $5.0 billion of notes may be outstanding. As of September 30, 2004, $6.59 billion of notes had been issued under the program, $3.80 billion of which were outstanding. Notes issued under this program are included in Notes and Bonds Payable in the preceding table of borrowings.

     During the first nine months of 2004, AIG did not issue any medium term notes, and $24 million of previously issued notes matured or were redeemed. On August 15, 2004, Eurodollar zero coupon notes with a face value of $189 million matured. At September 30, 2004, AIG had $140 million in aggregate principal amount of debt securities registered for issuance from time to time. AIG has filed a universal shelf registration statement to sell up to $5.1 billion of debt securities, preferred and common stock and other securities. AIG has no current plans to issue any equity, equity-linked or capital securities provided for in the registration statement, but intends to continue its customary practice of issuing debt securities from time to time to meet its financing needs and

American International Group, Inc. and Subsidiaries

those of certain of its subsidiaries for general corporate purposes.

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

     As of November 2001, AIG guaranteed the notes and bonds of AGC. During 2002, AGC issued $200 million in notes which matured in March 2003. During the first nine months of 2004, $149 million of previously issued notes matured.

     Preferred stock issued by an AGC subsidiary, American General Capital I, with a liquidation value of $200 million was redeemed for cash on September 8, 2004.

Shareholders’ Equity

AIG’s shareholders’ equity increased $7.65 billion during the first nine months of 2004. During the first nine months of 2004, retained earnings increased $7.50 billion, resulting from net income less dividends. Unrealized appreciation of investments, net of taxes increased $219 million and the cumulative translation adjustment loss, net of taxes, decreased $115 million. During the first nine months of 2004, there was a gain of $185 million, net of taxes, relating to derivative contracts designated as cash flow hedging instruments. (See also the discussion under “Operating Review” and “Liquidity” herein and the Consolidated Statement of Comprehensive Income.)

     AIG has in the past reinvested most of its unrestricted earnings in its operations and believes such continued reinvestment in the future will be adequate to meet any foreseeable capital needs. However, AIG may choose from time to time to raise additional funds through the issuance of additional securities.

Stock Repurchase

During the period January 1, 2004 through November 5, 2004, AIG repurchased in the open market 13,310,200 shares of its common stock. AIG from time to time may buy its common shares in the open market for general corporate purposes, including to satisfy its obligations under various employee benefit plans.

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

     At September 30, 2004, there were no significant statutory or regulatory issues which would impair AIG’s financial condition, results of operations or liquidity, but there can be no assurance that such issues will not arise in the future. To AIG’s knowledge, no AIG company is on any regulatory or similar “watch list.” (See also the discussion under “Liquidity” herein.)

Regulation and Supervision

AIG’s insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and jurisdictions in which they do business. The National Association of Insurance Commissioners (NAIC) has developed Risk-Based Capital (RBC) requirements. RBC relates an individual insurance company’s statutory surplus to the risk inherent in its overall operations. At September 30, 2004, the risk-based adjusted surplus of each of AIG’s domestic general companies and of each of AIG’s domestic life companies exceeded each of their RBC standards. As discussed in Recent Developments above, various regulators have commenced investigations into certain insurance business practices. While such investigations are in their early stages, it is possible that they may result in additional regulation of the insurance industry and AIG cannot predict the ultimate impact that such additional regulation might have on its business. Federal, state or local legislation may affect AIG’s ability to operate and expand its various financial services businesses and changes in the current laws, regulations or interpretations thereof may have a material adverse effect on these businesses.

     AIG’s operations are negatively impacted under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company’s future premium tax liabilities. Therefore, the ultimate net assessment cannot rea-

American International Group, Inc. and Subsidiaries

sonably be estimated. The guarantee fund assessments net of credits for 2003 were $77 million. Based upon current information, AIG does not anticipate that its net assessment will be significantly different during 2004.

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

Contractual Obligations and Other

Commercial Commitments
The maturity schedule of AIG’s contractual obligations at September 30, 2004 was as follows:
(in millions)

		Payments due by Period

		Less	One	Four
		Than	Through	Through	After
	Total	One	Three	Five	Five
	Payments	Year	Years	Years	Years

Borrowings*	$80,703	$22,490	$16,645	$14,139	$27,429
Aircraft purchase commitments	22,492	1,169	10,740	8,169	2,414

Total	$103,195	$23,659	$27,385	$22,308	$29,843

*	Excludes commercial paper and obligations included as debt pursuant to FIN 46R and includes ILFC’s capital lease obligations.

The maturity schedule of AIG’s other commercial commitments by segment at September 30, 2004 was as follows:

(in millions)

		Amount of Commitment Expiration

		Less	One	Four
	Total	Than	Through	Through	After
	Amounts	One	Three	Five	Five
	Committed	Year	Years	Years	Years

Letters of credit:
Life Insurance & Retirement Services	$134	$104	$–	$–	$30
DBG	194	95	99	–	–
Standby letters of credit:
Capital Markets	1,563	1	17	22	1,523
Guarantees:
Life Insurance & Retirement Services	2,997	211	2,107	–	679
Asset Management	143	74	48	21	–
Other commercial commitments(a):
Capital Markets(b)	15,932	298	1,676	2,924	11,034
Aircraft Finance(c)	1,391	–	531	422	438
Life Insurance & Retirement Services	2,227	240	728	440	819
Asset Management	3,476	3,181	196	6	93
DBG	1,763	–	–	–	1,763

Total	$29,820	$4,204	$5,402	$3,835	$16,379

(a)	Excludes commitments with respect to pension plans.
(b)	Primarily liquidity facilities provided in connection with certain municipal swap transactions.
(c)	Primarily in connection with options to acquire aircraft.

American International Group, Inc. and Subsidiaries

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

     At September 30, 2004, AIG’s consolidated invested assets included $16.74 billion of cash and short-term investments. Consolidated net cash provided from operating activities in the first nine months of 2004 amounted to $20.43 billion.

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

     The liquidity of the combined insurance operations is derived both domestically and abroad. The combined insurance operating cash flow is derived from two sources, underwriting operations and investment operations. In the aggregate, AIG’s insurance operations generated approximately $47.4 billion in pretax cash flow during the first nine months of 2004. Cash flow includes periodic premium collections, including policyholders’ contract deposits, cash flows from investment operations and paid loss recoveries less reinsurance premiums, losses, benefits, and acquisition and operating expenses. Generally, there is a time lag from when premiums are collected and, when as a result of the occurrence of events specified in the policy, the losses and benefits are paid. AIG’s insurance investment operations generated approximately $13.2 billion in investment income cash flow during the first nine months of 2004. Investment income cash flow is primarily derived from interest and dividends received and includes realized capital gains net of realized capital losses. (See also the discussions under “Operating Review: General Insurance Operations” and “Life Insurance & Retirement Services Operations” herein.)

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

American International Group, Inc. and Subsidiaries

result of economic collapse of a nation or region in which AIG Life Insurance & Retirement Services operations exist, nationalization, terrorist acts or other such economic or political upheaval. (See also the discussions under “Operating Review: Life Insurance & Retirement Services Operations” herein.)

     In addition to the combined insurance pretax operating cash flow, AIG’s insurance operations held $13.77 billion in cash and short-term investments at September 30, 2004. Operating cash flow and the cash and short-term balances held provided AIG’s insurance operations with a significant amount of liquidity.

     This liquidity is available, among other things, to purchase predominately high quality and diversified fixed income securities and, to a lesser extent, marketable equity securities, and to provide mortgage loans on real estate, policy loans and collateral loans. This cash flow coupled with proceeds of approximately $114 billion from the maturities, sales and redemptions of fixed income securities and from the sale of equity securities was used to purchase approximately $154 billion of fixed income securities and marketable equity securities during the first nine months of 2004.

Managing Market Risk

Market risk is the risk of loss of fair value resulting from adverse fluctuations in interest rates, foreign currencies, equities and commodity prices. AIG has exposures to these risks.

     AIG analyzes market risk using various statistical techniques including Value at Risk (VaR). VaR is a summary statistical measure that applies the estimated volatility and correlation of market factors to AIG’s market positions. The output from the VaR calculation is the maximum loss that could occur over a defined period of time given a certain probability.

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

Insurance

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

     AIG calculated the VaR with respect to the net fair value of each of AIG’s insurance segments as of September 30, 2004 and December 31, 2003. AIG uses the historical simulation methodology which entails repricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was repriced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The VaR number represents the maximum potential loss incurred by these scenarios with a 95 percent confidence (i.e., only 5 percent of historical scenarios show losses greater than the VaR figure). A one month holding period was assumed in computing the VaR figure.

The following table presents the VaR on a combined basis and of each component of market risk for each of AIG’s insurance segments as of September 30, 2004 and December 31, 2003. VaR with respect to combined operations cannot be derived by aggregating the individual risk or segment amounts presented herein.

			Life Insurance &
			Retirement
	General Insurance		Services

(in millions)	2004	2003	2004	2003

Market risk:
Combined	$1,400	$1,100	$4,488	$3,075
Interest rate	1,485	1,173	4,298	2,967
Currency	114	125	291	257
Equity	735	797	946	758

American International Group, Inc. and Subsidiaries

The following table presents the average, high and low VaRs on a combined basis and of each component of market risk for each of AIG’s insurance segments as of September 30, 2004 and December 31, 2003.

	2004			2003

(in millions)	Average	High	Low	Average	High	Low

General Insurance:
Market risk:
Combined	$1,275	$1,497	$1,100	$888	$1,120	$658
Interest rate	1,368	1,591	1,173	732	1,173	411
Currency	104	125	88	94	147	64
Equity	749	797	688	781	935	631
Life Insurance & Retirement Services:
Market risk:
Combined	$3,770	$4,488	$3,075	$2,262	$3,419	$1,299
Interest rate	3,601	4,298	2,967	2,207	3,347	1,376
Currency	288	305	257	204	257	166
Equity	849	946	758	762	975	627

Financial Services

AIG generally manages its market exposures within Financial Services by taking offsetting positions. Capital Markets seeks to minimize or set limits for open or uncovered market positions. Credit exposure is managed separately. (See the discussion on the management of credit risk below.)

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

     ILFC is exposed to market risk and the risk of loss of fair value and possible liquidity strain resulting from adverse fluctuations in interest rates. As of September 30, 2004 and December 31, 2003, AIG statistically measured the loss of fair value through the application of a VaR model. In this analysis, the net fair value of Aircraft Finance operations was determined using the financial instrument assets which included the tax adjusted future flight equipment lease revenue and the financial instrument liabilities which included the future servicing of the current debt. The estimated impact of the current derivative positions was also taken into account.

     AIG calculated the VaR with respect to the net fair value of Aircraft Finance operations using the historical simulation methodology, as previously described. As of September 30, 2004 and December 31, 2003, the average VaR with respect to the net fair value of Aircraft Finance operations was approximately $52 million and $38 million, respectively.

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

     Estimated fair values are based upon the use of valuation models. These models utilize, among other things, market liquidity and current interest, foreign exchange, equity, commodity and volatility rates. These valuation models are integrated into the evaluation of the portfolio, as described above, in order to provide timely information for the market risk management of the portfolio. Based upon this evaluation, AIGFP and AIGTG determine what, if any, offsetting transactions are necessary to reduce the market risk exposure of the portfolio.

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

American International Group, Inc. and Subsidiaries

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

     AIG calculated the VaR with respect to Capital Markets operations as of September 30, 2004 and December 31, 2003. AIG uses the historical simulation methodology which entails repricing all assets and liabilities under explicit changes in market rates within a specific historical time period. In this case, the most recent three years of historical market information for interest rates, foreign exchange rates, and equity index prices were used to construct the historical scenarios. For each scenario, each transaction was repriced. Portfolio, business unit and finally AIG-wide scenario values were then calculated by netting the values of all the underlying assets and liabilities. The VaR number represents the maximum potential loss incurred by these scenarios with a 95 percent confidence (i.e., only 5 percent of historical scenarios show losses greater than the VaR figure). A one-month holding period was assumed in computing the VaR figure.

The following table presents the VaR on a combined basis and of each component of Capital Markets risk as of September 30, 2004 and December 31, 2003. VaR with respect to combined operations cannot be derived by aggregating the individual risk presented herein.

(in millions)	2004	2003

Market risk:
Combined	$6	$5
Interest rate	6	5
Currency	2	1
Equity	2	1

The following table presents the average, high and low VaRs on a combined basis and of each component of Capital Markets risk as of September 30, 2004 and December 31, 2003.

	2004			2003

(in millions)	Average	High	Low	Average	High	Low

Combined	$7	$9	$5	$5	$8	$4
Interest rate	6	9	5	5	9	3
Currency	1	2	1	1	1	–
Equity	2	3	1	1	1	1

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

American International Group, Inc. and Subsidiaries

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

     At the March 2004 meeting, the Emerging Issue Task Force (EITF) reached a consensus with respect to Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” On September 30, 2004, the FASB issued FASB Staff Position (FSP) EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

     At the September 2004 meeting, the EITF reached a consensus with respect to Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.”

     For further discussion of recent accounting standards, see Note 7 of Notes to Financial Statements.

Controls and Procedures

AIG’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that AIG files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). Disclosure controls and procedures include controls and procedures reasonably designed to ensure that information required to be disclosed by AIG in the reports that it files or submits under the Exchange Act is accumulated and communicated to AIG’s management, including AIG’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. AIG’s management, with the participation of AIG’s Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of AIG’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed in the reports AIG files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In addition, there has been no change in AIG’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.

American International Group, Inc. and Subsidiaries

PART II – OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum Number
			Total Number of	of Shares that May
			Shares Purchased	Yet Be Purchased
	Total	Average	as Part of Publicly	Under the Plans
	Number of	Price Paid	Announced Plans	or Programs
Period	Shares Purchased(1)(2)(3)	per Share	or Programs	at End of Month(4)

January 1 - 31, 2004	–	$–	–	55,319,100
February 1 - 29, 2004	–	–	–	55,319,100
March 1 - 31, 2004	1,313,300	69.58	1,313,300	54,005,800
April 1 - 30, 2004	310,500	71.62	310,500	53,695,300
May 1 - 31, 2004	2,176,000	70.17	2,176,000	51,519,300
June 1 - 30, 2004	1,530,300	71.88	1,530,300	49,989,000
July 1 - 31, 2004	933,100	69.30	933,100	49,055,900
August 1 - 31, 2004	240,000	67.05	240,000	48,815,900
September 1 - 30, 2004	650,500	68.94	650,500	48,165,400

Total	7,153,700	$70.16	7,153,700

(1)	Does not include 80,769 shares delivered or attested to in satisfaction of the exercise price by holders of AIG employee stock options exercised during the nine months ended September 30, 2004.
(2)	Does not include 23,075 shares purchased by C.V. Starr & Co., Inc. at an average price of $16.96 to satisfy obligations under its employee stock option and purchase plans.
(3)	Does not include 4,000 shares purchased by International Lease Finance Corporation at an average price of $70.57 to satisfy obligations under a deferred compensation plan.
(4)	On July 19, 2002, AIG announced that its Board of Directors had authorized the open market purchase of up to 10 million shares of common stock. On February 13, 2003, AIG announced that the Board had expanded the existing program through the authorization of an additional 50 million shares. The purchase program has no set expiration or termination date.

ITEM 6. Exhibits

     See accompanying Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)

/s/ HOWARD I. SMITH

(Howard I. Smith, Vice Chairman, Chief Financial Officer and Chief Administrative Officer)

Dated: November 9, 2004

EXHIBIT INDEX

Exhibit
Number	Description	Location

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None.
4	Instruments defining the rights of security holders, including indentures	Not required to be filed.
9	Voting trust agreement	None.
10	Material contracts
	(a) Form of Stock Option Grant Agreement under the American International Group, Inc. Amended and Restated 1999 Stock Option Plan	Filed herewith.
	(b) Form of Restricted Stock Unit Award Agreement under the American International Group, Inc. Amended and Restated 2002 Stock Incentive Plan	Filed herewith.
11	Statement re computation of per share earnings	Included in Note (3) of Notes to Financial Statements.
12	Statement re computation of ratios	Filed herewith.
15	Letter re unaudited interim financial information	None.
18	Letter re change in accounting principles	None.
19	Report furnished to security holders	None.
22	Published report regarding matters submitted to vote of security holders	None.
23	Consents of experts and counsel	None.
24	Power of attorney	None.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications	Filed herewith.
99	Additional exhibits	None.